Form 10-Q
period 1993-12-31
HELMERICH & PAYNE INC
filed 1994-02-14
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             {x}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended:  DECEMBER 31, 1993
                                       OR

              { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   -------------

                         Commission File Number: 1-4221

                               HELMERICH & PAYNE
            (Exact name of registrant as specified in its charter)

               DELAWARE                                    73-0679879
(State or other jurisdiction of incorporation     (I.R.S. Employer I.D. Number)
 or organization)

      UTICA AT TWENTY-FIRST STREET, TULSA, OKLAHOMA                 74114
       (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (918) 742-5531

                                  NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x   No

          CLASS                          OUTSTANDING AT DECEMBER 31, 1993
Common Stock,  .10 par value                      24,667,482

                                         AUTHORIZED AT DECEMBER 31, 1993
                                                  26,764,476

                                         Total Number of Pages      10

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

                                     INDEX



PART  I.   FINANCIAL INFORMATION                                       PAGE NO.
         Consolidated Condensed Balance Sheets -
         December 31, 1993 and September 30, 1993. . . . . . . . . . . .   3

         Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1993 and 1992 . . . . . . . . .   4

         Consolidated Condensed Statement of Cash Flows -
         Three Months Ended December 31, 1993 and 1992 . . . . . . . . .   5

         Notes to Consolidated Condensed Financial Statements. . . . . . 6-7

         Revenues and Income by Business Segments. . . . . . . . . . . .   8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . .   9

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   Unaudited
                             (Thousands of Dollars)

                                                                    December 31       September 30
                                                                        1993              1993
                                                                    -----------       ------------
ASSETS
- ------
Current Assets
         Cash and cash equivalents                                  $   54,109        $   61,656
         Short-term investments                                          9,009             9,109
         Accounts receivable, net                                       61,283            56,305
         Inventories                                                    18,843            17,646
         Other current assets                                           11,792             5,783
                                                                    ----------        ----------
                 Total Current Assets                               $  155,036        $  150,499
Investments                                                             85,188            84,945
Property, Plant and Equipment, Net                                     358,238           358,798
Other Assets                                                            17,528            16,693
                                                                    ----------        ----------
                 Total Assets                                       $  615,990        $  610,935
                                                                    ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
         Current maturities of long-term debt                       $    1,714        $    5,679
         Accounts payable                                               22,184            23,836
         Accrued liabilities                                            20,480            16,899
                                                                    ----------        ----------
                 Total Current Liabilities                          $   44,378        $   46,414
                                                                    ----------        ----------
Non-Current Liabilities
         Long-term debt, less current maturities                    $    6,000        $    3,600
         Deferred Federal income taxes                                  40,903            44,723
         Other                                                           7,049             7,271
                                                                    ----------        ----------
                 Total Non-Current Liabilities                      $   53,952        $   55,594
                                                                    ----------        ----------
Shareholders' Equity
         Common stock, par value $.10 per share                     $    2,677        $    2,677
         Preferred stock, no par value, 1,000,000
          shares authorized, no shares issued                             -                 -
         Additional paid-in capital                                     47,893            47,412
         Retained earnings                                             490,324           482,405
                                                                    ----------        ----------
                                                                    $  540,894        $  532,494
         Less-Treasury stock, at cost                                   23,234            23,567
                                                                    ----------        ----------
                 Total Shareholders' Equity                         $  517,660        $  508,927
                                                                    ----------        ----------
                                                                    $  615,990        $  610,935
                                                                    ==========        ==========

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                  (Thousands of Dollars Except per Share Data)

                                                                          Three Months Ended
                                                                             December 31
                                                                        1993                 1992
                                                                        ----                 ----
REVENUES:
  Sales and other operating revenues                                $   80,644            $   80,002
  Income from investments                                                1,542                 2,996
                                                                    ----------            ----------
                                                                        82,186                82,998
                                                                    ----------            ----------
 COST AND EXPENSES:
  Operating costs                                                   $   50,511            $   48,652
  General and administrative                                             2,682                 1,767
  Interest                                                                 182                   322
  Depreciation, depletion and amortization                              11,818                12,853
  Dry holes and abandonments                                             1,310                 3,240
  Taxes, other than Federal income taxes                                 4,398                 3,660
                                                                    ----------            ----------
                                                                        70,901                70,494
                                                                    ----------            ----------
INCOME BEFORE FEDERAL INCOME TAXES, EQUITY
  IN INCOME (LOSS) OF AFFILIATE AND
  CHANGE IN ACCOUNTING PRINCIPLE                                    $   11,285            $   12,504
FEDERAL INCOME TAX EXPENSE                                               4,183                 5,100

EQUITY IN INCOME (LOSS) OF AFFILIATE,
  net of income taxes                                                      151                 ( 185)
                                                                    ----------            ----------
INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                                         $    7,253            $    7,219

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                              4,000                  -
                                                                    ----------            ----------
NET INCOME                                                              11,253            $    7,219
                                                                    ==========            ==========
INCOME PER COMMON SHARE BEFORE CHANGE
  IN ACCOUNTING PRINCIPLE                                           $      .30            $      .30

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                         $      .16            $      .00

INCOME PER COMMON SHARE                                             $      .46            $      .30

AVERAGE COMMON SHARES OUTSTANDING                                   24,368,482            24,247,394

CASH DIVIDENDS PER COMMON SHARE (NOTE 3)                            $      .12            $      .12

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                          Three Months Ended
                                                                              December 31
                                                                       1993                1992
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net Income                                                          $   11,253         $    7,219
Adjustments to reconcile net income to net
 cash provided by operating activities-
   Depreciation, depletion and amortization                             11,818             12,853
   Abandonments and surrendered leases                                   1,236              1,220
   Cumulative effect of a change in accounting
    principle                                                          ( 4,000)               -
   Equity in (income) loss of affiliate
    before income taxes                                                (   243)               200
   Amortization of deferred compensation                                   439                429
   Gain on sale of securities                                              -              ( 1,570)
   Other, net                                                          (    11)           (   263)
   Change in assets and liabilities-
    Increase in accounts receivable                                    ( 5,702)           (12,332)
    (Increase)Decrease in inventories                                  ( 1,197)                67
    Increase in prepaid exps/other                                     ( 6,844)           ( 2,805)
    Increase(Decrease) in accounts payable                             ( 1,652)             6,736
Increase in accrued liabilities                                          4,305              4,676
Increase(Decrease) in deferred Federal
     Income Taxes                                                          180            (   520)
    Decrease in other non-current liabilities                          (   222)           (   573)
                                                                    ----------         ----------
         Total Adjustments                                          $  ( 1,893)        $    8,118
                                                                    ----------         ----------
Net cash provided by operating activities                           $    9,360         $   15,337
                                                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
 Capital expenditures                                               $  (13,435)        $  (10,929)
 Proceeds from sales of property, plant
  and equipment                                                            949                400
 Purchase of investments                                                    -             (   400)
 Proceeds from sale of investments                                          -               3,449
 Purchase of short-term investments                                    (    12)           (    10)
 Proceeds from sale of short-term investments                              112              2,012
                                                                    ----------         ----------
     Net cash used in investing activities                          $  (12,386)        $  ( 5,478)
                                                                    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
 Proceeds from issuance of long-term debt                           $    2,750         $    2,070
 Payments made on long-term debt                                       ( 4,315)          (    385)
 Dividends paid                                                        ( 2,956)          (  2,949)
 Proceeds from exercise of stock options                                   -                   25
                                                                    ----------         ----------
Net cash used in financing activities                               $  ( 4,521)        $ (  1,239)
                                                                    ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                        $  ( 7,547)        $    8,620
                                                                    ----------         ----------
CASH AND CASH EQUIVALENTS, beginning of period                      $   61,656         $   37,586
                                                                    ----------         ----------
CASH AND CASH EQUIVALENTS, end of period                            $   54,109         $   46,206
                                                                    ==========         ==========

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1993, and September 30, 1993, and the results of operations for the three months ended December 31, 1993, and 1992, and changes in financial position for the three months then ended.

2. The results of operations for the three months ended December 31, 1993, and December 31, 1992, are not necessarily indicative of the results to be expected for the full year.

3. The $.12 cash dividend declared in September was paid December 1, 1993. On December 1, 1993, a cash dividend of $.12 per share was declared for shareholders of record on February 15, 1994, payable March 1, 1994. The dividend was included in accounts payable on the consolidated balance sheet at December 31, 1993.

4.       Inventories consisted of the following (in thousands of dollars):

                                               12-31-93           09-30-93
                                               --------           --------

      Raw Materials                           $    167            $    163
      Works in Progress                            197                 210
      Finished Goods                               980               1,041
      Materials & Supplies                      17,499              16,232
                                              $ 18,843            $ 17,646


5. Income from investments include no gains on sales of securities during the first quarter of 1994, and $1,570,000 during the first quarter of 1993.

6. In February 1992, the Financial Accounting Standards Board issued Statement No. 109, Accounting for Income Taxes (Statement 109). Statement 109 represents a new method of accounting for income taxes. It generally requires that deferred taxes be provided using a liability approach at currently enacted income tax rates, rather than the deferred approach at historical rates which has been required.

         Effective October 1, 1993, the Company adopted the provisions of SFAS
         109. The cumulative effect on prior years of adopting the change was recorded in the quarter ended December 31, 1993, as provided by SFAS 109, and increased net income for the quarter by $4.0 million.

         The components of the Company's net deferred tax liability are as follows:

                                                              December 31,            October 1,
                                                                  1993                  1993
                                                              ------------          ------------
                                                                     (in thousands)
         Deferred Tax Liability:
            Differences between book and tax
              basis of property, plant and
              equipment                                       $  40,915             $  46,508
            Pension provision                                     4,551                 4,548
            Other                                                 3,910                 1,842
                                                              ---------             ---------
              Deferred tax liability                             49,376                52,898
                                                              ---------             ---------
         Deferred Tax Asset:
            Alternative minimum tax credit
              carryforward                                        1,652                 1,652
            Foreign tax credit carryforward                         935                 1,325
            Deferred compensation                                 1,561                 1,312
            Insurance provisions                                  1,390                 1,391
            Deferred expenses - internat'l                        2,563                 2,013
            Other                                                 1,307                 1,807
                                                              ---------             ---------
              Subtotal                                            9,408                 9,500
                                                              ---------             ---------
            Valuation allowance                                 (   935)              ( 1,325)
                                                              ---------             ---------
              Deferred tax asset                                  8,473                 8,175
                                                              ---------             ---------
         Net Deferred Tax Liability                           $  40,903             $  44,723
                                                              =========             =========

7. On December 31, 1993, the Company owned 1,600,000 shares of Atwood Oceanics, Inc. The Company's total carrying value of the investment ($19,528,000) exceeded the market value ($18,400,000) by $1,128,000 at
         January 28, 1994. Management has reviewed Atwood's financial strength and cash flow trends and believes that the market value of the affiliate will improve to levels equaling or exceeding the carrying value within the foreseeable future. The Company currently has no plans to liquidate any of its holdings in Atwood. At December 31, 1993, the total carrying value of all the Company's equity securities totaled $85,188,000. Total market value of those investments were approximately $144,628,000 as of January 28, 1994.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                             (Thousands of Dollars)



                                           FY 1994                      Fiscal 1993
                                           1st Qtr          4th Qtr     3rd Qtr      2nd Qtr     1st Qtr
                                           -------          -------     -------      -------     -------
SALES AND OTHER REVENUES:
  Contract Drilling-Domestic               $19,817          $16,165     $14,781      $14,750      $14,632
  Contract Drilling-Internatl               22,319           23,379      22,252       23,745       20,242
                                           -------          -------     -------      -------      -------
    Total Contract Drilling
      Division                              42,136           39,544      37,033       38,495       34,874
                                           -------          -------     -------      -------      -------
  Oil and Gas Division                      16,626           15,090      16,357       17,881       20,467
  Energy Services Division                  14,820           12,354      14,089       19,072       18,343
  Real Estate Division                       1,836            1,901       1,918        1,903        1,908
  Chemical Division                          5,046            3,754       2,550        3,772        4,298
  Investments and Other
   Income                                    1,722            2,498       1,660        2,228        3,108
                                           -------          -------     -------      -------      -------
Total Revenues                             $82,186          $75,141     $73,607      $83,351      $82,998
                                           =======          =======     =======      =======      =======
INCOME (LOSS) BEFORE FEDERAL INCOME
 TAX, EQUITY IN INCOME (LOSS) OF
 AFFILIATE AND A CHANGE IN ACCOUNTING
 PRINCIPLE:
  Contract Drilling-Domestic               $ 1,252          $(  742)    $   612      $   177      $   115
  Contract Drilling-Internatl                3,590            2,464       3,343        6,068        3,406
                                           -------          -------     -------      -------      -------
    Total Contract Drilling
      Division                               4,842            1,722       3,955        6,245        3,521
                                           -------          -------     -------      -------      -------
  Oil and Gas Division                       4,997            4,570       4,154        4,246        6,184
  Energy Services Division                     287           (   26)         48          455           25
  Real Estate Division                         987              989         989          965        1,013
  Chemical Division                          1,791            1,150          37        1,044        1,353
  Other (Note 1)                            (1,619)             609      (  981)      (  355)         408
                                           --------         -------     -------      -------      -------
INCOME BEFORE FEDERAL INCOME
 TAX, EQUITY IN INCOME (LOSS)
 OF AFFILIATE AND A CHANGE IN
 ACCOUNTING PRINCIPLE                      $11,285          $ 9,014     $ 8,202      $12,600      $12,504
                                           =======          =======     =======      =======      =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1993


         The Company reported net income of $11,253,000 ($0.46 per share) on revenues of $82,186,000 for the first quarter of fiscal year 1994, compared with net income of $7,219,000 ($0.30 per share) on revenues of $82,998,000 during the first quarter of fiscal 1993. This year's first quarter net income includes the cumulative effect on prior years' income ($.16 per share) caused by the change in accounting method for deferred taxes as required by FASB Statement 109.

         This year's investment and other income declined because last year's pre-tax income included $1,570,000 ($.04 per share net income) from the sale of equity securities, while no security sales were made during the first quarter of this year.

         The Contract Drilling Division reported a pre-tax income of $4,842,000 for the first quarter, compared with $3,521,000 for the same period in fiscal 1993. The 37% increase in pre-tax income was the result of increased activity of the Company's offshore rigs. This was also the first full quarter of revenue from two labor contracts with Exxon Offshore California. Revenues from domestic drilling operations were $19,817,000 in the first quarter of 1994, compared with $14,632,000 in the first quarter of 1993. Pre-tax income from international operations was $3,590,000 in the first quarter of 1994, compared with $3,406,000 in the first quarter of 1993. International operations should remain consistent through the remainder of fiscal 1994.

         Oil and Gas pre-tax earnings decreased to $4,997,000 for the quarter from $6,184,000 during the same period last year. Average gas prices for the quarter were $1.82 (per MCF), compared with $1.97 (per MCF) last year. Volumes also declined to 82,214 (MCF/day), from 89,703 (MCF/day) last year. Oil prices dropped significantly compared with first quarter of fiscal 1993. The average oil price per barrel was $14.23 in the first quarter of 1994, compared with $18.69 in 1993. As a result of price and volume declines, revenues decreased 19% to $16,626,000, compared with $20,467,000 in the first quarter of 1993.

         General and Administrative costs were $2,682,000 for the first quarter of 1994, compared with $1,767,000 for the first quarter of 1993. Approximately $600,000 of the increase was for additional hospitalization expenses during the quarter. The Company expects General and Administrative expense for the remainder of fiscal 1994 to be moderately higher than fiscal 1993 levels for the same time period.

         During the current quarter the Company paid the remaining debt associated with its real estate notes in the amount of $3,139,000. The Company's remaining current and long-term debt of $7,714,000 at December 31, 1993, is associated with guarantees on workmen's compensation and general liability insurance payments.

         Deferred Federal income taxes were reduced $4,000,000 during the quarter as required by adoption of Financial Accounting Standards Board Statement No. 109.

         There were no other significant changes to the balance sheet or the Company's financial position since September 30, 1993.

                          PART II.   OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES


Item   1.     Legal Proceedings

       On or about November 11, 1993, approximately 1,000 plaintiffs filed a lawsuit (styled Theresa Arceneaux, et al. v. Natural Gas Odorizing, Inc., Case Number 93-568602, District Court Harris County, Texas, 165th Judicial District) against the Registrant's wholly owned subsidiary Natural Gas Odorizing, Inc. ("NGO") alleging personal injury, wrongful death and property damage arising out of the operation of NGO's plant facility. Among other things, plaintiffs prayed for $500 million dollars in actual damages and $500 billion dollars in punitive damages. On January 18, 1994, the Harris County District Court dismissed this lawsuit without prejudice.

       The Registrant is not currently involved in any legal proceedings which, in the judgement of the registrant, subjects it to liability that would be material and is not adequately covered by insurance.


Item 6(a)     Exhibits

       None


Item 6(b)     Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended December 31, 1993.




                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HELMERICH & PAYNE, INC.



 Date:                        1994     DOUGLAS E. FEARS
       -----------------------         Douglas E. Fears, Chief Financial Officer



 Date:                        1994     HANS C. HELMERICH
       -----------------------         Hans C. Helmerich, President