Form 10-Q
period 1994-03-31
HELMERICH & PAYNE INC
filed 1994-05-13
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended:  MARCH 31, 1994
                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 1-4221

                            HELMERICH & PAYNE, INC.
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


Yes x   No___

            CLASS                            OUTSTANDING AT MARCH 31, 1994
- - --------------------------                   -------------------------------
Common Stock, .10 par value                             24,667,482

                                             AUTHORIZED AT MARCH 31, 1994
                                             -------------------------------
                                                        26,764,476


                                              Total Number of Pages    11
                                                                    --------

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



                                     INDEX


PART I.  FINANCIAL INFORMATION                                                PAGE NO.
      Consolidated Condensed Balance Sheets -
      March 31, 1994 and September 30, 1993 . . . . . . . . . . . . . . .        3

      Consolidated Condensed Statements of Income -
      Three Months and Six Months Ended
      March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . .        4

      Consolidated Condensed Statements of Cash Flows -
      Six Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . .        5

      Notes to Consolidated Condensed Financial Statements  . . . . . . .        6

      Revenues and Income by Business Segments  . . . . . . . . . . . . .        7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . . . .        8


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .        9

                         PART I  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                           March 31     September 30
                                                                              1994          1993
                                                                          -----------   ------------
ASSETS
- - ------

Current Assets
      Cash and Cash Equivalents                                           $   67,676      $   61,656
      Short-term Investments                                                   8,997           9,109
      Accounts Receivable, net                                                59,107          56,305
      Inventories                                                             18,754          17,646
      Other Current Assets                                                     7,880           5,783
                                                                          ----------      ----------
            Total Current Assets                                          $  162,414      $  150,499

Investments                                                                   86,764          84,945

Property, Plant and Equipment, Net                                           358,381         358,798

Other Assets                                                                  17,652          16,693
                                                                          ----------      ----------
            Total Assets                                                  $  625,211      $  610,935
                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current Liabilities
      Current maturities of long-term debt                                $    1,219      $    5,679
      Accounts Payable                                                        25,278          23,836
      Accrued Liabilities                                                     20,250          16,899
                                                                          ----------      ----------
            Total Current Liabilities                                     $   46,747      $   46,414
                                                                          ----------      ----------

Non-Current Liabilities
      Long-term debt, less current maturities                             $    6,000      $    3,600
      Deferred Federal income taxes                                           44,563          44,723
      Other                                                                    6,588           7,271
                                                                          ----------      ----------
            Total Non-Current Liabilities                                 $   57,151      $   55,594
                                                                           ---------      ----------

Shareholders' Equity
      Common Stock, Par Value .10 per share                               $    2,677      $    2,677
      Preferred stock, no shares issued                                            -               -
      Additional paid-in capital                                              47,893          47,412
      Retained earnings                                                      493,977         482,405
                                                                          ----------      ----------
                                                                          $  544,547      $  532,494
      Less Treasury stock, at cost                                            23,234          23,567
                                                                          ----------      ----------
            Total Shareholders' Equity                                    $  521,313      $  508,927
                                                                          ----------      ----------
                                                                          $  625,211      $  610,935
                                                                          ==========      ==========


See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (Unaudited)
                  (Thousands of Dollars Except per Share Data)


                                                           Quarter Ended            Six Months Ended

                                                         3/31/94    3/31/93       3/31/94     3/31/93
                                                        -------------------      --------------------
REVENUES
  Sales and other operating revenues                    $ 86,359   $  81,245    $ 167,003    $ 161,247
  Income from investments                                  1,524       2,106        3,066        5,102
                                                        --------   ---------    ---------    ---------
                                                          87,883      83,351      170,069      166,349
                                                        --------   ---------    ---------    ---------

COSTS AND EXPENSES
  Operating costs                                         56,439      50,200      106,950       98,852
  General and administrative                               2,241       1,749        4,923        3,516
  Interest                                                    41          85          223          407
  Depreciation, depletion and
    amortization                                          13,444      12,802       25,262       25,655
  Dry holes and abandonments                               1,306       1,910        2,616        5,150
  Taxes, other than Federal
    income taxes                                           3,993       4,005        8,391        7,665
                                                        --------   ---------    ---------    ---------
                                                          77,464      70,751      148,365      141,245
                                                        --------   ---------    ---------    ---------

INCOME BEFORE FEDERAL INCOME TAXES,
  EQUITY IN INCOME(LOSS) OF AFFILIATE
  AND CHANGE IN ACCOUNTING PRINCIPLE                      10,419      12,600       21,704       25,104

FEDERAL INCOME TAX EXPENSE                                 4,460       5,147        8,643       10,247

EQUITY IN INCOME(LOSS) OF AFFILIATE
  net of income taxes                                        196        (185)         347         (370)
                                                        --------   ----------   ---------    ----------

INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE                                                6,155       7,268       13,408       14,487

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                         -           -        4,000            -
                                                        --------   ---------    ---------    ---------
NET INCOME                                              $  6,155   $  7,268     $  17,408    $ 14,487
                                                        ========   =========    =========    =========

INCOME PER COMMON SHARE
BEFORE CHANGE IN ACCOUNTING PRINCIPLE                      $0.25       $0.30        $0.55        $0.60

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                     $0.00       $0.00        $0.16        $0.00

INCOME PER COMMON SHARE                                    $0.25       $0.30        $0.71        $0.60

AVERAGE COMMON SHARES OUTSTANDING                          24,407,649/24,268,234/24,376,861/24,257,700
CASH DIVIDENDS PER COMMON SHARE                            $0.12       $0.12        $0.24        $0.24
      (Note 3)


See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                            Six Months Ended
                                                                                March 31
                                                                           1994           1993
                                                                      ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- - -------------------------------------
Net Income                                                             $ 17,408         $ 14,487
Adjustments to reconcile net income to net
  cash provided by operating activities-
    Depreciation, depletion and amortization                             25,262           25,655
    Abandonments and surrendered leases                                   2,180            1,932
    Cumulative effect of a change in accounting
      principle                                                         ( 4,000)               -
    Equity in (income)loss of affiliate
      before income taxes                                               (   559)             400
    Amortization of deferred compensation                                   897              858
    Gain on sale of securities                                                -          ( 2,160)
    Other, net                                                          (   548)            (449)
    Change in assets and liabilities-
      Increase in accounts receivables                                  ( 2,802)         (18,723)
      (Increase)Decrease in inventories                                 ( 1,108)             781
      Increase in prepaid expenses/other                                ( 3,056)         ( 6,382)
      Increase in accounts payables                                       1,442            4,059
      Increase in accrued liabilities                                     5,641            7,365
      Increase in deferred Federal income taxes                           1,550            1,745
      Decrease in other non-current liabilities                         (   683)         (   969)
                                                                       ---------        --------
             Total Adjustments                                         $ 24,216         $ 14,112
                                                                       --------         --------
      Net cash provided by operating activities                        $ 41,624         $ 28,599
                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------
  Capital expenditures                                                 $(28,505)        $(19,920)

  Proceeds from sales of property, plant
    and equipment                                                         2,265              954
  Purchase of investments                                               ( 1,500)         (   400)
  Proceeds from sale of investments                                           -            4,547
  Purchase of short-term investments                                    (    12)         (    21)
  Proceeds from sale of short-term investments                              124            5,034
                                                                       --------         --------
      Net cash used in investing activities                            $(27,628)        $ (9,806)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------
  Proceeds from issuance of long-term debt                             $  2,750         $  2,070
  Payments made on long-term debt                                       ( 4,810)         (   576)
  Dividends paid                                                        ( 5,916)         (5,901)
  Proceeds from exercise of stock options                                     -              432
                                                                       --------         --------
      Net cash used in financing activities                            $( 7,976)        $ (3,975)
                                                                       ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          $  6,020         $ 14,818
                                                                       --------         --------
CASH AND CASH EQUIVALENTS, beginning of period                         $ 61,656         $ 37,586
                                                                       --------         --------
CASH AND CASH EQUIVALENTS, end of period                               $ 67,676         $ 52,404
                                                                       ========         ========

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and September 30, 1993, and the results of operations for the six months ended March 31, 1994, and 1993, and changes in financial position for the six months then ended.

2. The results of operations for the six months ended March 31, 1994, and March 31, 1993, are not necessarily indicative of the results to be expected for the full year.

3. The $.12 cash dividend declared in December was paid March 1, 1994. On March 2, 1994, a cash dividend of $.12 per share was declared for shareholders of record on May 16, 1994, payable June 1, 1994. The dividend was included in accounts payable on the consolidated balance sheet at March 31, 1994.

4.       Inventories consisted of the following (in thousands of dollars):

                                                                         03-31-94          09-30-93
                                                                         --------          --------
                       Raw Materials                                    $      33         $     163
                       Works in Progress                                      200               210
                       Finished Goods                                         733             1,041
                       Materials & Supplies                                17,788            16,232
                                                                        ---------         ---------
                                                                        $  18,754         $  17,646
                                                                        =========         =========

5. Income from investments include no gains on sales of securities during the first six months of 1994, and $2,160,000 during the first six months of 1993.

6. In February 1992, the Financial Accounting Standards Board issued Statement No. 109, Accounting for Income Taxes (Statement 109). Statement 109 represents a new method of accounting for income taxes. It generally requires that deferred taxes be provided using a liability approach at currently enacted income tax rates, rather than the deferred approach at historical rates which had been required.

         Effective October 1, 1993, the Company adopted the provisions of SFAS
         109. The cumulative effect on prior years of adopting the change was recorded in the quarter ended December 31, 1993, as provided by SFAS 109, and increased net income for the quarter by $4.0 million.

The components of the Company's net deferred tax liability are as follows:

                                                                        March 31              December 31
                                                                          1994                    1993
                                                                        --------              -----------
                                                                                 (in thousands)
Deferred Tax Liability:

  Differences between book and tax
    basis of property, plant and
    equipment                                                          $ 42,361                 $ 46,508
  Pension provision                                                       4,566                    4,548
  Other                                                                   4,156                    1,842
                                                                       --------                 --------
    Deferred tax liability                                               51,083                   52,898
                                                                       --------                 --------

Deferred Tax Asset:

  Alternative minimum tax credit
    carryforward                                                            679                    1,652
  Foreign tax credit carryforward                                           935                    1,325
  Deferred compensation                                                   1,050                    1,312
  Insurance provisions                                                    1,764                    1,391
  Deferred expenses - international                                       1,736                    2,103
  Other                                                                   1,291                    1,807
                                                                       --------                 --------

    Subtotal                                                              7,455                    9,500
                                                                       --------                 --------

  Valuation allowance                                                  (    935)                (  1,325)
                                                                       ---------                ---------
    Deferred tax asset                                                    6,520                    8,175
                                                                       --------                 --------

Net Deferred Tax Liability                                             $ 44,563                 $ 44,723
                                                                       ========                 ========


7. As of May 6, 1994, the Company's investment portfolio had an aggregate market value of $147,882,000. Each of the Company's major holdings had market values above their cost basis, including the Company's equity affiliate, Atwood Oceanics, Inc.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                             (Thousands of Dollars)


                                                                   FISCAL YEAR 1994                   FY 1993
                                                           1st Qtr      2nd Qtr        Six Mos.       Six Mos.
                                                           ------------------------------------       --------
Sales and Other Revenues:
  Contract Drilling-Domestic                               $19,817    $   21,249    $    41,066    $   29,382
  Contract Drilling-International                           22,319        23,128         45,447        43,987
                                                           -------    ----------    -----------    ----------
    Total Contract Drilling
      Division                                              42,136        44,377         86,513    $   73,369
                                                           -------    ----------    -----------    ----------

  Oil and Gas Division                                      16,626        17,794         34,420        38,348
  Gas Marketing Division                                    14,820        15,607         30,427        37,415
  Real Estate Division                                       1,836         2,302          4,138         3,811
  Chemical Division                                          5,046         6,129         11,175         8,070
  Investments and Other
    Income                                                   1,722         1,674          3,396         5,336
                                                           -------    ----------    -----------    ----------
Total Revenues                                             $82,186    $   87,883    $   170,069    $  166,349
                                                           =======    ==========    ===========    ==========

INCOME (LOSS) BEFORE FEDERAL INCOME
  TAX, EQUITY IN INCOME (LOSS) OF
  AFFILIATE AND A CHANGE IN ACCOUNTING
  PRINCIPLE:

  Contract Drilling-Domestic                               $ 1,252    $      935    $     2,187    $      292
  Contract Drilling-International                            3,590         2,209          5,799         9,474
                                                           -------    ----------    -----------    ----------
    Total Contract Drilling
      Division                                               4,842         3,144          7,986         9,766
                                                           -------    ----------    -----------    ----------

  Oil and Gas Division                                       4,997         4,236          9,233        10,430
  Gas Marketing Division                                       287           401            688           480
  Real Estate Division                                         987         1,350          2,337         1,978
  Chemical Division                                          1,791         2,773          4,564         2,397
  Other                                                     (1,619)       (1,485)        (3,104)           53
                                                           -------    ----------    -----------    ----------

INCOME BEFORE FEDERAL INCOME
  TAX, EQUITY IN INCOME (LOSS)
  OF AFFILIATE AND A CHANGE IN
  ACCOUNTING PRINCIPLE                                     $11,285    $   10,419    $    21,704    $   25,104
                                                           =======    ==========    ===========    ==========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1994

         The Company reported net income of $6,155,000 ($0.25 per share) on revenues of $87,883,000 for the second quarter of fiscal year 1994, compared with net income of $7,268,000 ($0.30 per share) on revenues of $83,351,000 during the second quarter of fiscal 1993. Net income for the first six months totaled $17,408,000 ($0.71 per share), compared with $14,487,000 ($0.60 per share) last year. This year's first six months net income includes the cumulative effect on prior years' income ($.016 per share) caused by the change in accounting method for deferred taxes as required by FASB Statement 109.

         Net income for the six months ended March 31, 1994, includes no after-tax gains from the sale of securities compared with $1,340,000 ($0.06 per share) for the same period in 1993.

         The Contract Drilling Division reported a pre-tax income of $3,144,000 for the second quarter of fiscal 1994, compared with $6,245,000 for the same period of fiscal 1993. Pre-tax income for the comparable six month periods was $7,986,000 and $9,766,000, respectively.

         Results from our domestic drilling operations were improved from the prior year, with pre-tax income of $2,167,000 for the first six months of fiscal 1994, compared with $292,000 for the same period in fiscal 1993. This improvement was due to increased offshore rig activity in both the Gulf of Mexico and offshore California. Pre-tax income from international drilling operations was $5,799,000 for the first six months of fiscal 1994, compared with $9,474,000 for the same period last year. Improvement in results from Venezuela, Ecuador and Trinidad was more than offset by a decrease in pre-tax income in Colombia. Revenues in Colombia were down $2,300,000 (10%) from last year and expenses were up $3,700,000 (25%) compared with last year. The increase in expenses was the result of extremely difficult drilling conditions over a number of months, however, steps are being taken to reduce operating costs.

         Oil and Gas pre-tax income decreased to $9,233,000 for the six months ended March 31, 1994, compared with $10,430,000 for the same period last year. Revenues declined from $38,348,000 to $34,420,000 for the comparable six month periods. Oil revenues declined $2,655,000 (33%) due to the average oil price for the six months ended March 31, 1994, being $13.11 per barrel compared with $18.39 per barrel last year. Average natural gas prices for the six months ended March 31, 1994, were $l.84 (per mcf) compared with $1.81 (per mcf) last year. Volumes declined slightly to 86,075 (mcf/day) from 90,638 (mcf/day) last year. Dry hole expense for the first six months of fiscal 1994 was $436,000 compared with $3,218,000 for the same period in fiscal 1993.

         The Company's Chemical Division reported pre-tax income for the six months ended March 31, 1994, of $4,584,000 compared with $2,397,000 for the same period in fiscal 1993. Increased product prices were the main reason for the significant increase in pre-tax income.

         Deferred Federal income taxes were reduced in the first quarter of fiscal 1994, as required by adoption of Financial Accounting Standards Board Statement No. 109.

         There were no significant changes in the Company's financial position since September 30, 1993. Capital expenditures, as projected, for the remainder of fiscal 1994 will most likely be funded out of operating cash flows.


                          PART II.   OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         The Registrant is not currently involved in any legal proceedings which, in the judgement of the registrant, subject it to liability that would be material and are not adequately covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 2, 1994, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The numbers of votes for and withheld from each Director, respectively, were as follows: W. H. Helmerich, III, 20,829,001 for, and 41,334 withheld; William L. Armstrong, 20,829,726 for, and 40,609 withheld; and Glenn A. Cox, 20,829,326 for, and 41,009 withheld. There were no broker non-votes nor other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, George A. Schaefer, C. W. Flint, Jr., H. W. Todd and John D. Zeglis.

Item 6(a)        Exhibits

         None

Item 6(b)        Reports on Form 8-K

         There was one report on Form 8-K filed for the three months ended March 31, 1994. Such Form 8-K was filed on January 28, 1994, and disclosed that on January 18, 1994, the District Court of Harris County, Texas dismissed without prejudice the lawsuit styled Theresa Arceneaux, et al, v. Natural Gas Odorizing, Inc., Case Number 93-568602, District Court Harris County, Texas, 165th Judicial District. Prior to dismissal, plaintiffs had sought actual damages of $500 million dollars and punitive damages of $500 billion dollars against Registrant's wholly owned subsidiary, Natural Gas Odorizing, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HELMERICH & PAYNE, INC.



Date:        MAY 13             1994              DOUGLAS E. FEARS
     _______________________________   ________________________________________
                                       Douglas E. Fears, Chief Financial Officer


Date:        MAY 13             1994              HANS C. HELMERICH
     _______________________________   ________________________________________
                                             Hans C. Helmerich, President