Form 10-Q
period 1994-06-30
HELMERICH & PAYNE INC
filed 1994-08-12
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 30549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended:  June 30, 1994

                                       OR

             / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X   No___

          CLASS                                    OUTSTANDING AT JUNE 30, 1994
Common Stock, .10 par value                                 24,702,416

                                                    AUTHORIZED AT JUNE 30, 1994
                                                            26,764,476

                                                      Total number of Pages 11

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

                                     INDEX


PART I. FINANCIAL INFORMATION                                                         PAGE NO.

      Consolidated Condensed Balance Sheets -
      June 30, 1994 and September 30, 1993  . . . . . . . . . . . . . . . . . . .         3

      Consolidated Condensed Statements of Income -
      Three Months and Nine Months Ended
      June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .         4

      Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . .         5

      Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . .         6

      Deferred Tax Liability  . . . . . . . . . . . . . . . . . . . . . . . . . .         7

      Revenues and Income by Business Segments  . . . . . . . . . . . . . . . . .         8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . .       9&10


PART II. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

      Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11




                        PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                       June 30     September 30
                                                                         1994          1993
                                                                       --------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                                            $ 44,972      $ 61,656
  Short-term investments                                                  8,997         9,109
  Accounts receivable, net                                               55,145        56,305
  Inventories                                                            20,936        17,646
  Other current assets                                                    5,359         5,783
                                                                       --------      --------
          Total Current Assets                                         $135,679      $150,499

Investments                                                              86,873        84,945

Property, Plant and Equipment, Net                                      381,027       358,798

Other Assets                                                             17,897        16,693
                                                                       --------      --------
          Total Assets                                                 $621,476      $610,935
                                                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                                 $  1,492      $  5,679
  Accounts payable                                                       19,184        23,836
  Accrued liabilities                                                    21,137        16,899
                                                                       --------      --------
          Total Current Liabilities                                    $ 41,813      $ 46,414
                                                                       --------      --------
Non-Current Liabilities
  Long-term debt, less current maturities                              $  5,200      $  3,600
  Deferred Federal income taxes                                          44,038        44,723
  Other                                                                   6,194         7,271
                                                                       --------      --------
          Total Non-Current Liabilities                                $ 55,432      $ 55,594
                                                                       --------      --------
Shareholders' Equity
  Common stock, par value .10 per share                                $  2,677      $  2,677
  Preferred stock, no shares issued                                          --            --
  Additional paid-in capital                                             48,327        47,412
  Retained earnings                                                     496,131       482,405
                                                                       --------      --------
                                                                       $547,135      $532,494
  Less treasury stock, at cost                                           22,904        23,567
                                                                       --------      --------
          Total Shareholders' Equity                                   $524,231      $508,927
                                                                       --------      --------
                                                                       $621,476      $610,935
                                                                       ========      ========

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                  (Thousands of Dollars Except per Share Data)

                                                       Quarter Ended          Nine Months Ended
                                                    6/30/94     6/30/93     6/30/94      6/30/93
                                                    -------     -------     --------     --------
REVENUES:
  Sales and other operating revenues                $77,052     $72,095     $244,055     $233,342
  Income from investments                             1,646       1,512        4,712        6,614
                                                    -------     -------     --------     --------
                                                     78,698      73,607      248,767      239,956
                                                    -------     -------     --------     --------
COST AND EXPENSES:
  Operating costs                                   $51,952     $46,440     $158,902     $145,292
  General and administrative                          1,842       1,704        6,765        5,220
  Interest                                              111         308          334          715
  Depreciation, depletion and amortization           12,337      11,893       37,599       37,548
  Dry holes and abandonments                          2,055       1,267        4,671        6,417
  Taxes, other than Federal income taxes              3,666       3,793       12,057       11,458
                                                    -------     -------     --------     --------
                                                     71,963      65,405      220,328      206,650
                                                    -------     -------     --------     --------
INCOME BEFORE FEDERAL INCOME TAXES EQUITY IN
  INCOME (LOSS) OF AFFILIATE AND CHANGE IN
  ACCOUNTING PRINCIPLE                              $ 6,735     $ 8,202     $ 28,439     $ 33,306

FEDERAL INCOME TAX EXPENSE                            2,141       3,091       10,784       13,338

EQUITY IN INCOME (LOSS) OF AFFILIATE,
  net of income taxes                                    66        (180)         413         (550)
                                                    -------     -------     --------     --------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE        $ 4,660     $ 4,931     $ 18,068     $ 19,418

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                              --          --        4,000           --
                                                    -------     -------     --------     --------
  NET INCOME                                        $ 4,660     $ 4,931     $ 22,068     $ 19,418
                                                    =======     =======     ========     ========
INCOME PER COMMON SHARE BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                              $  0.19     $  0.20     $   0.74     $   0.80

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                         $  0.00     $  0.00     $   0.16     $   0.00

INCOME PER COMMON SHARE                             $  0.19     $  0.20     $   0.90     $   0.80

AVERAGE COMMON SHARES OUTSTANDING                 24,442,212/24,344,864     24,398,645/24,286,754

CASH DIVIDENDS PER COMMON SHARE                     $  0.12     $  0.12     $   0.36     $   0.36
  (Note 3)

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                          Nine Months Ended
                                                                               June 30
                                                                        ----------------------
                                                                          1994          1993
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $ 22,068      $ 19,418
Adjustments to reconcile net income to net cash provided
  by operating activities --
    Depreciation, depletion and amortization                              37,599        37,548
    Abandonments and surrendered leases                                    3,694         3,147
    Cumulative effect of a change in accounting principle                 (4,000)           --
    Equity in (income) loss of affiliates before income taxes               (667)          595
    Amortization of deferred compensation                                  1,356         1,288
    Gain on sale of securities                                                --        (2,110)
    Other, net                                                              (684)         (382)
    Change in assets and liabilities --
       Decrease (Increase) in accounts receivable                            166       (16,870)
       (Increase) Decrease in inventories                                 (3,290)          991
       Increase in prepaid expenses/other                                   (780)       (2,806)
       (Decrease) Increase in accounts payable                            (4,652)        2,255
       Increase in accrued liabilities                                     4,962         6,780
       Increase in deferred Federal income taxes                           3,315         2,198
       Decrease in other non-current liabilities                          (1,077)       (1,367)
                                                                        --------      --------
          Total Adjustments                                             $ 35,942      $ 31,267
                                                                        --------      --------
       Net cash provided by operating activities                        $ 58,010      $ 50,685
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  $(65,569)     $(30,017)
  Proceeds from sales of property, plant and equipment                  $  2,962      $  3,278
  Purchase of investments                                                 (1,500)       (2,400)
  Proceeds from sale of investments                                           --         6,518
  Purchase of short-term investments                                         (12)       (3,026)
  Proceeds from sale of short-time investments                               124         7,042
                                                                        --------      --------
       Net cash used in investing activities                            $(63,995)     $(18,605)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                              $  2,750      $  2,070
  Payments made on long-term debt                                         (5,336)       (1,270)
  Dividends paid                                                          (8,877)       (8,852)
  Proceeds from exercise of stock options                                    764         1,223
                                                                        --------      --------
       Net cash used in financing activities                            $(10,699)     $ (6,829)
                                                                        --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $(16,684)     $ 25,251
                                                                        --------      --------
CASH AND CASH EQUIVALENTS, beginning of period                          $ 61,656      $ 37,586
                                                                        --------      --------
CASH AND CASH EQUIVALENTS, end of period                                $ 44,972      $ 62,837
                                                                        ========      ========

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, and September 30, 1993, and the results of operations for the nine months ended June 30, 1994, and 1993, and changes in financial position for the nine months then ended.

2. The results of operations for the nine months ended June 30, 1994, and June 30, 1993, are not necessarily indicative of the results to be expected for the full year.

3. The $.12 cash dividend declared in March was paid June 1, 1994. On June 1, 1994, a cash dividend of $.125 per share was declared for shareholders of record on August 15, 1994, payable September 1, 1994. The dividend was included in accounts payable on the consolidated balance sheet at June 30, 1994.

4.  Inventories consisted of the following (in thousands of dollars):

                                                         06-30-94      09-30-93
                                                         -------       -------
                Raw Materials                            $    65       $   163
                Works in Progress                            228           210
                Finished Goods                               881         1,041
                Materials & Supplies                      19,762        16,232
                                                         -------       -------
                                                         $20,936       $17,646
                                                         =======       =======

5. Income from investments includes no gains on sales of securities during the first nine months of 1994, and $2,110,000 during the first nine months of 1993.

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

The components of the Company's net deferred tax liability are as follows:


                                                                         June 30     December 31
                                                                          1994          1993
                                                                         -------     -----------
                                                                            (in thousands)
Deferred Tax Liability:

  Differences between book and tax basis of property,
    plant and equipment                                                  $43,335       $46,508
  Pension provision                                                        4,585         4,548
  Other                                                                    4,211         1,842
                                                                         -------       -------
     Deferred tax liability                                               52,131        52,898
                                                                         -------       -------
Deferred Tax Asset:

  Alternative minimum tax credit carry forward                             1,284         1,652
  Foreign tax credit carry forward                                           624         1,325
  Deferred compensation                                                    1,668         1,312
  Insurance provisions                                                     1,985         1,391
  Deferred expenses -- international                                       1,522         2,013
  Other                                                                    1,634         1,807
                                                                         -------       -------
     Subtotal                                                              8,717         9,500
                                                                         -------       -------
  Valuation allowance                                                       (624)       (1,325)
                                                                         -------       -------
     Deferred tax asset                                                    8,093         8,175
                                                                         -------       -------
Net Deferred Tax Liability                                               $44,038       $44,723
                                                                         =======       =======

7. As of August 5, 1994, the Company's investment portfolio had an aggregate market value of $147,678,000. Each of the Company's major holdings had market values above their cost basis, including the Company's equity affiliate, Atwood Oceanics, Inc.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                             (THOUSANDS OF DOLLARS)

                                                       FISCAL YEAR 1994
                                         --------------------------------------------     FY 1993
                                           1ST         2ND         3RD         NINE         NINE
                                          QTR.        QTR.        QTR.         MOS.         MOS.
                                         -------     -------     -------     --------     --------
Sales and Other Revenues:
  Contract Drilling-Domestic...........  $19,817     $21,249     $20,289     $ 61,355     $ 44,163
  Contract Drilling-International......   22,319      23,128      25,891       71,338       66,239
                                         -------     -------     -------     --------     --------
          Total Contract Drilling......   42,136      44,377      46,180      132,693      110,402
                                         -------     -------     -------     --------     --------
  Oil and Gas..........................   16,626      17,794      13,147       47,567       54,705
  Gas Marketing........................   14,820      15,607      11,972       42,399       51,504
  Real Estate..........................    1,836       2,302       1,830        5,968        5,729
  Chemical.............................    5,046       6,129       3,753       14,928       10,620
  Investments and other income.........    1,722       1,674       1,816        5,212        6,996
                                         -------     -------     -------     --------     --------
Total Revenues.........................  $82,186     $87,883     $78,698     $248,767     $239,956
                                         =======     =======     =======     ========     ========
INCOME (LOSS) BEFORE FEDERAL INCOME
  TAX, EQUITY IN INCOME (LOSS) OF
  AFFILIATE AND A CHANGE IN ACCOUNTING
  PRINCIPLE:
  Contract Drilling-Domestic...........  $ 1,252     $   935     $ 1,832     $  4,019     $    904
  Contract Drilling-International......    3,590       2,209       4,127        9,926       12,817
                                         -------     -------     -------     --------     --------
          Total Contract Drilling......    4,842       3,144       5,959       13,945       13,721
                                         -------     -------     -------     --------     --------
  Oil and Gas..........................    4,997       4,236           5        9,238       14,584
  Gas Marketing........................      287         401         230          918          528
  Real Estate..........................      987       1,350         997        3,334        2,967
  Chemical.............................    1,791       2,773         575        5,139        2,434
  Other................................   (1,619)     (1,485)     (1,031)      (4,135)        (928)
                                         -------     -------     -------     --------     --------
INCOME BEFORE FEDERAL INCOME TAX,
  EQUITY IN INCOME (LOSS) OF AFFILIATE
  AND A CHANGE IN ACCOUNTING
  PRINCIPLE............................  $11,285     $10,419     $ 6,735     $ 28,439     $ 33,306
                                         =======     =======     =======     ========     ========

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1994


         The Company reported net income of $4,660,000 ($0.19 per share) on revenues of $78,698,000 for the third quarter of fiscal year 1994, compared with net income of $4,931,000 ($0.20 per share) on revenues of $73,607,000 during the third quarter of fiscal 1993. Net income for the first nine months totaled $22,068,000 ($0.90 per share), compared with $19,418,000 ($0.80 per share) last year. This year's first nine months' net income includes the cumulative effect on prior years' income ($.016 per share) caused by the change in accounting method for deferred taxes as required by FASB Statement 109.

         Net income for the nine months ended June 30, 1994, includes no after-tax gains from the sale of securities, compared with $1,309,000 ($0.05 per share) for the same period in 1993.

         Results from domestic drilling operations continued to show a significant improvement over the prior year, with pre-tax income of $4,019,000 for the nine months ended June 30, 1994, compared with $904,000 for the same period in fiscal 1993. The improvement is due primarily to increased land and offshore platform rig utilization at higher profit margins. On June 30, 1994, the Company purchased twelve land drilling rigs and a yard facility located in Alice, Texas, from ENSCO Drilling Company. The purchase is reflected in the Balance Sheet and Cash Flow Statement at June 30, 1994. Operating results will be reflected beginning in July, 1994.

         Pre-tax income from international drilling operations was $9,926,000 for the nine months ended June 30, 1994, compared with $12,817,000 for the same nine months of fiscal 1993. Lower operating margins in Colombia due to increased expenses was the major factor in the 22.5% decrease in pre-tax income. Venezuela pre-tax income was down for the quarter due mainly to currency exchange losses recorded resulting from temporary bank closures in that country during May.

         Oil and Gas pre-tax income for the nine months ended June 30, 1994, was $9,238,000, compared with $14,584,000 for the same period in fiscal 1993. Pre-tax income for the third quarter was $5,000, compared with $4,154,000 last year. Revenues for the quarter and nine months ended June 30, 1994, were $13,147,000 and $47,567,000, compared with $16,357,000 and $54,705,000 for the same periods last year. The decrease in both pre-tax income and revenues was due to lower natural gas prices and production volumes.

         For the nine month period ended June 30, 1994, average natural gas prices were $1.78 (per mcf), compared with $1.84 (per mcf) last year. Natural gas production volumes were 78,784 (mcf/day) for 1994, compared with 83,474 (mcf/day) for 1993. Oil prices for the nine months were $14.05 (per bbl), compared with $18.20 (per bbl) last year. Dry hole expense was $977,000 for the nine months ended June 30, 1994, compared with $3,270,000 for the comparable period in fiscal 1993. Because of lower than expected natural gas prices, gas volumes will remain lower in the fourth quarter.

         Deferred Federal income taxes were reduced in the first quarter of fiscal 1994, as required by adoption of SFAS 109.

         There were no significant changes in the Company's financial position since September 30, 1993. Capital expenditures, as projected, for the remainder of fiscal 1994 will most likely be funded out of operating cash flows.


                          PART II.  OTHER INFORMATION
                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES


Item 1. Legal Proceedings

         The Registrant is not currently involved in any legal proceedings which, in the judgment of the Registrant, subject it to liability that would be material and are not adequately covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 6(a) Exhibits

         None

Item 6(b) Reports on Form 8-K

         There was one report on Form 8-K filed for the three month period ended June 30, 1994. Such Form 8-K was filed on April 7, 1994, and disclosed the dismissal of Arthur Andersen & Co. and the appointment of Ernst & Young as the Registrant's certifying accountant. This Form 8-K also disclosed that the District Court of Harris County, Texas dismissed without prejudice the lawsuit styled Theresa Arceneaux, et al, v. Natural Gas Ordorizing, Inc., Case Number 93-568602, District Court Harris County, Texas, 165th Judicial District.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HELMERICH & PAYNE, INC.

Date: AUGUST 11, 1994                  /s/ DOUGLAS E. FEARS
                                       Douglas E. Fears, Chief Financial Officer

Date: AUGUST 11, 1994                  /s/ HANS C. HELMERICH
                                       Hans C. Helmerich, President