Form 10-K
period 1994-09-30
HELMERICH & PAYNE INC
filed 1994-12-22
CIK 46765

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1994

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-4221

                            HELMERICH & PAYNE, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                         73-0679879
         (State or other jurisdiction of          (I.R.S. employer
         incorporation or organization)          identification no.)

     Utica at Twenty-first Street, Tulsa, Oklahoma           74114
        (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code   (918) 742-5531

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Exchange
     Title of Each Class                            on Which Registered
     -------------------                            -------------------

Common Stock ($0.10 par value)                     New York Stock Exchange
Common Stock Purchase Rights                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                  (Continued)

At December 16, 1994, the aggregate market value of the voting stock held by non-affiliates was $583,364,215.

Number of shares of common stock outstanding at December 16, 1994:
24,718,660.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Security Holders for the fiscal year ended September 30, 1994 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 1, 1995 -- Part III.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1994

                                     PART I

Item 1.  BUSINESS

         Helmerich & Payne, Inc., incorporated under the laws of the State of Delaware on February 3, 1940, and successor to a business originally organized in 1920, is engaged primarily in the exploration, production, and sale of crude oil and natural gas and in contract drilling of oil and gas wells for others.

         These activities account for the major portion of its operating revenues. The Registrant is also engaged in the manufacture and distribution of odorants for use in the gas transmission and distribution industry, and in the ownership, development, and operation of commercial real estate.

         The Registrant is organized into four separate autonomous operating divisions being contract drilling; oil and gas exploration, production and
natural gas marketing; chemicals; and real estate.   While there is a limited
amount of intercompany activity, each division operates essentially independently of the others. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

         Most of the Registrant's current exploration effort is concentrated in Louisiana, Oklahoma, Texas, Wyoming, and the Hugoton Field of western Kansas. The Registrant also explores from time to time in the Rocky Mountain area, New Mexico, Alabama, Florida, and Mississippi. The Registrant's gas production is sold to and resold by a marketing subsidiary. This subsidiary also purchases gas from unaffiliated third parties for resale.

         The Registrant's contract drilling is primarily conducted domestically in Alabama, Oklahoma, Texas, Mississippi, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 1994 in five international locations: Venezuela, Ecuador, Colombia, Trinidad, and Yemen.

         The Registrant's odorants are manufactured in its plant in Baytown, Texas, and the Registrant's real estate investments are located in Tulsa, Oklahoma, where the Registrant has its executive offices.

         CONTRACT DRILLING

         The Registrant believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating in North and South America and the Middle East, the Registrant specializes in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote areas of the world. For its international operations, the Registrant also constructs and operates rigs which are transportable by helicopter. In the United States, the Registrant draws its customers primarily from the major oil companies and the larger independents, which are the companies generally engaged in deep drilling. The Registrant also drills for its own oil and gas division. In South America and the Middle East, the Registrant's current customers include, respectively, the Venezuelan state petroleum company and major international oil companies. BP EXPLORATION INC. (including its affiliates) is the Registrant's largest single customer. Revenues from drilling services performed for BP EXPLORATION INC. in fiscal 1994 totaled approximately 14% of the Registrant's consolidated revenues.

         The Registrant provides drilling equipment, personnel, and camps for others on a contract basis for exploration and development of onshore areas and for development from fixed platforms in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps to circulate the drilling fluid, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A helicopter rig is one that can be disassembled into component part loads of 4,000 to 7,000 pounds and transported to remote locations by helicopter, cargo plane, or other means.

         The Registrant's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers (on a smaller scale than the drilling rigs). A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in older producing wells.

         The Registrant's contracts for drilling are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. Current market conditions involve an oversupply of drilling rigs for the work available. As a consequence, the Registrant is and will be performing and bidding for contracts on a combination "footage" and "daywork" basis, under which the Registrant charges a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis.
Market conditions have also led the Registrant to accept "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. The Registrant believes that under current market conditions "daywork" basis contract rates are too low to adequately compensate contractors and that "footage" and "turnkey" basis contract rates do not adequately compensate contractors for the added risks. However, the Registrant intends to remain in the drilling contracting business in anticipation of a return to more favorable market conditions. Contracts for use of the Registrant's drilling equipment are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site, and fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

         While current fixed term contracts are for one to three year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms, although the contracting parties have
no legal obligation to do so.   Contracts generally contain renewal or
extension provisions exercisable at the option of the customer at prices mutually agreeable to the Registrant and the customer, and in most instances provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses; however, increasingly there is a trend toward state petroleum companies insisting on total payment in local currencies.

         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 1994, the Registrant had 47 rigs available for operations in the United States and had management contracts for two operator owned rigs in offshore California.

         The Registrant is competitively strongest in deep drilling rigs. Twenty-six of its existing rigs are capable of drilling to depths in excess of 20,000 feet.

         On June 30, 1994, the Registrant in a single transaction purchased 12 land drilling rigs and related equipment, together with a 14 acre equipment yard facility located in the state of Texas. The total purchase price was approximately $15.5 million consisting of cash, a promissory note, and certain contingent payment obligations. Since seven of such rigs are considered medium depth rigs (optimum working depth of 12,000 to 15,000 feet), Registrant believes that this acquisition should allow it to expand its business into the shallow to medium depth drilling markets.

         International Drilling

         The Registrant's international drilling operations began in 1958 with the acquisition of the Sinclair Oil Company's drilling rigs in Venezuela. Helmerich & Payne de Venezuela, C.A., a wholly owned subsidiary of the Registrant, is a leading drilling contractor in Venezuela. Beginning in 1972, with the introduction of its first helicopter rig, the Registrant expanded into other Latin American countries.

         Venezuelan operations continue to be a significant part of Registrant's operations. The Registrant presently owns and operates 15 drilling rigs in Venezuela and has labor contracts to operate two government-owned drilling rigs in Venezuela. The Registrant has a utilization rate of 90% for these rigs. During the fiscal year ended September 30, 1994, the Venezuelan operations contributed 17% of the revenue generated by the Registrant's international and domestic contract drilling activities. The Registrant worked for all three Venezuelan producing companies during the fiscal year ended September 30, 1994. Collectively, revenues from the three producing companies amounted to approximately 9% of the Registrant's consolidated revenues. The Registrant believes its relations with such producing companies are good.

         During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business.

         The Registrant in fiscal 1994 experienced unusual currency losses in Venezuela totaling approximately $2.7 million. These losses were primarily attributable to significant increases in the devaluation of the Venezuelan currency and governmental restrictions in the conversion of Venezuelan currency to United States dollars. See "Regulations and Hazards" pages I-9 through I-11.

         The Registrant's operations in Colombia continue to increase. The Registrant presently owns and operates eight drilling rigs in Colombia. The Registrant's utilization rate for such rigs was 88% as of the end of fiscal 1994. Four of such rigs are working in the last year of a three-year term contract with a major international exploration and production company. During fiscal 1994 the revenue generated by these four rigs contributed approximately 17% of the revenue generated by the Registrant's international and domestic drilling activities.

         In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 1994 owned and operated four rigs in Ecuador, one rig in Trinidad, and one rig in Yemen. In Ecuador and Yemen, the contracts are with large international oil companies.

         In August of 1994, a newly formed venture owned 50% by Registrant and 50% by its affiliate, Atwood Oceanics, Inc., was awarded a term contract in Australia for the design, construction and operation of a new generation platform rig. The rig will incorporate some of the latest technology in instrumentation and remote control mechanization of drilling equipment. It is presently anticipated that rig construction will be completed in late 1995 with initial mobilization and related operations to commence in early 1996.

         During the first and second quarters of fiscal 1995, three rigs each will be moved to Venezuela and Colombia from the United States and will be operated under term contracts. In the first quarter of fiscal 1995, the rig in Yemen will be moved to and stacked in Houston, Texas.

         Competition

         The contract drilling business is highly competitive. Competition in contract drilling involves such factors as price, rig availability, efficiency, condition of equipment, reputation, and customer relations. Competition is primarily on a regional basis and may vary significantly by region at any particular time. Drilling rigs can be readily moved from one region to another in response to changes in levels of activity, and an oversupply of rigs in any region may result.

         The Registrant made a commitment to deep drilling in the early 1970's. During the past several years there has been what appears to the Registrant to be an oversupply of unregulated natural gas. As a result, the demand for deep drilling for gas has decreased. The expectation in the industry is that the long term trend in domestic exploration will be toward more and deeper wells.

         Regulations and Hazards

         The drilling operations of the Registrant are subject to the many hazards inherent in the business, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas.

         The Registrant believes that it is adequately insured, with coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering
risks), and employer's liability.   No insurance is carried against loss of
earnings.   The Registrant's present coverage has been contracted through fiscal 1995. However, in view of conditions generally in the liability insurance industry, no assurance can be given that Registrant's present coverage will not be cancelled during fiscal 1995 nor that insurance coverage will continue to be available at rates considered reasonable.

         International operations are subject to certain political, economic, and other uncertainties not encountered in domestic operations, including risks of expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are
conducted.   There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof, any of which changes could have a material adverse effect on the profitability of the Registrant's operations or on the ability of the Registrant to continue operations in certain areas. Because of the impact of local laws, in certain areas the Registrant's operations may, in the future, be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Registrant holds only a minority interest, or pursuant to arrangements under which the Registrant conducts operations under contract to local entities. While the Registrant believes that neither operating through such entities or pursuant to such arrangements nor the restructuring of existing operations along such lines would have a material adverse effect on the Registrant's operations or revenues, there can be no assurance that the Registrant will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Registrant. The Registrant further attempts to minimize the potential impact of such risks by operating in more than one geographical area and by attempting to obtain indemnification from operators against expropriation, nationalization, and deprivation.

         Many aspects of the operations of the Registrant are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Registrant is indemnified under drilling contracts from environmental damages, except in certain cases of surface pollution, but the enforceability of indemnification provisions in foreign countries may be questionable.

         The Registrant believes that it is in substantial compliance with all legislation and regulations affecting its operations in the drilling of oil and gas wells and in controlling the discharge of wastes. To date, compliance has not materially affected the capital expenditures, earnings, or competitive position of the Registrant, although these measures may add to the costs of operating drilling equipment in some instances. Further legislation or regulation may reasonably be anticipated, and the effect thereof on operations cannot be predicted.

         OIL AND GAS DIVISION

         The Registrant engages in the origination of prospects; the identification, acquisition, exploration, and development of prospective and proved oil and gas properties; the production and sale of crude oil, condensate, and natural gas; and the marketing of natural gas. The Registrant considers itself a medium-sized independent producer. All of the Registrant's oil and gas operations are conducted in the United States.

         Most of the Registrant's current exploration and drilling effort is concentrated in Louisiana, Oklahoma, Texas, Wyoming and the Hugoton Field of western Kansas. The Registrant also explores from time to time in the Rocky Mountain area, New Mexico, Alabama, Florida and Mississippi.

         The Registrant has commenced a 3-D seismic program in which 3-D seismic surveys will be obtained in Kansas, Texas, Wyoming, Louisiana and Oklahoma. The Registrant believes that these surveys will be of significant assistance in identifying potentially productive oil and gas formations.

         During the past fiscal year, the Registrant has reduced its expenditures for exploration of fractured Austin Chalk reservoirs in south central Louisiana. The Registrant in fiscal years 1993 and 1994, has participated in the horizontal drilling and completion of four Austin Chalk wells. Upon evaluation of the results of such wells, the Registrant has elected to allow certain oil and gas leases covering approximately 14,763 acres to expire during fiscal 1994. The Registrant's present efforts are concentrated in the western portion of the original exploration area where it holds acreage offsetting an Austin Chalk well which has recently been completed by Oxy USA. Although this well has been initially productive of oil and gas, it is premature to determine its commercial potential. The Registrant will monitor production from this well to assist in the determination of the amount of its participation, if any, in the additional drilling in the area and the extent of its continued payment of annual rentals.

         The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep, expensive, high risk/high return wells. During fiscal 1994 the Registrant participated in 38 development and/or wildcat wells, which resulted in new discoveries of 8.4 bcf of gas and 208,361 barrels of oil and condensate. The Registrant participated in six additional development wells, which resulted in the development of 1.3 bcf of gas and 104,900 barrels of oil and condensate which was previously classified as proved undeveloped reserves. A total of $25,306,000 was spent in the

Registrant's exploration and development program during fiscal 1994. This figure is exclusive of expenditures for acreage. The Registrant's total company-wide acquisition cost for acreage in fiscal 1994 was $4,893,094.

         The Registrant spent $23,115,110 for the acquisition of proved oil and gas reserves during fiscal 1994. As of September 30, 1994, remaining reserves from such acquisitions totaled 19.5 bcf of natural gas and 157,484 barrels of crude oil and condensate. Approximately 66% of such reserves are located in western Oklahoma with the remainder being located in western Texas and southern Louisiana. Many of these acquired properties have additional development potential.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. However, the market for natural gas has been in a state of oversupply for several years, and the Registrant and its wholly owned subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells or development wells. The Registrant is of the opinion that the supply/demand for natural gas is moving towards a state of equilibrium. Winter demand and its effect on gas storage has a significant effect on natural gas pricing. The stability of short-term prices for natural gas will largely depend upon the demand during the heating season and the reduction of storage throughout the United States. Other causes affecting supply/demand imbalances may be federal regulation of the market; large quantities of developed gas reserves in Canada and Mexico available for export by pipelines to the United States; fuel switching between fuel oil and natural gas; development of coalbed methane; and large quantities of liquefied natural gas in the Middle East, Africa, and the Far East available for export to the United States. Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its recent practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of higher than posted prices for such crude oil production.

         The Registrant, pursuant to various settlement agreements, has previously terminated almost all its long-term gas sales contracts with interstate pipelines. These actions previously resulted in an increase in gas sales.

         Competition

         The Registrant competes with numerous other companies and individuals in the acquisition of oil and gas properties and the marketing of oil and gas. The Registrant continues to believe that it should prepare for increased exploration activity without committing to a definite drilling timetable involving large expenditures. The

Registrant also believes that the intense competition for the acquisition of gas producing properties will continue. Through its acquisition experience, the Registrant believes it can still remain competitive and intends to continue purchasing quality long-life oil and gas reserves. The Registrant's competitors include major oil companies, other independent oil companies, and individuals, many of whom have financial resources, staffs, and facilities substantially greater than those of the Registrant. Many major oil companies have committed much of their resources to offshore and international acquisitions and exploration. Although the effect of these competitive factors on the Registrant cannot be predicted with certainty, it would appear that the withdrawal of major oil companies from domestic exploration and production will provide increased domestic opportunities for the Registrant.

         The Registrant has increased its exploration and development budget for the fiscal year ending September 30, 1995. The Registrant intends to continue to pursue the purchase of proven producing properties and to avail itself of the opportunities for drilling and development.

         Title to Oil and Gas Properties

         The Registrant undertakes title examination and performs curative work at the time properties are acquired. The Registrant believes that title to its oil and gas properties is generally good and defensible in accordance with standards acceptable in the industry.

         Oil and gas properties in general are subject to customary royalty interests contracted for in connection with the acquisitions of title, liens incident to operating agreements, liens for current taxes, and other burdens and minor encumbrances, easements, and restrictions. The

Registrant believes that the existence of such burdens will not materially detract from the general value of its leasehold interests.

         Governmental Regulation in the Oil and Gas Industry

         The Registrant's domestic operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by price control, tax, and other laws relating to the petroleum industry; by changes in such laws; and by constantly changing administrative regulations. Most states in which the Registrant conducts or may conduct oil and gas activities regulate the production and sale of oil and natural gas, including regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Registrant can produce from its wells, and to limit the number of wells or locations at which the Registrant can drill. In addition, legislation affecting the natural gas and oil industry is under constant review. Inasmuch as such laws and regulations are frequently expanded, amended, or reinterpreted, the Registrant is unable to predict the future cost or impact of complying with such regulations. The Registrant believes that its oil and gas operations currently are not materially affected by such laws.

         The domestic production and sale of oil and gas are also subject to regulation by United States federal authorities including the Federal Energy Regulatory Commission ("FERC").

         Regulatory Controls

         The Registrant is subject to regulation by the FERC with respect to various aspects of its domestic natural gas operations under the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978.

         The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price decontrol provisions of the Natural Gas Policy Act of 1978 for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. The Registrant believes that substantially all of its gas is decontrolled.

         On April 8, 1992; August 3, 1992; and November 27, 1992, the FERC issued Order 636, Order 636-A, and Order 636-B (collectively, "Order 636"), respectively, which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies.
Order 636 has been implemented through individual interstate pipeline restructuring proceedings. Although Order 636 should provide the Registrant with additional market access and more fairly applied transportation service rates, it will also subject the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Appeals of Order 636 are currently pending, and the Registrant cannot predict the ultimate outcome of court review. Order 636 may be reversed in whole or in part on review. Individual restructuring orders may also be reversed in whole or in part, whether or not Order 636 is upheld. Assuming Order 636 is upheld in its entirety, it initially appears that the Registrant will benefit from the provisions of such Order.

         The FERC has recently announced its intention to reexamine certain of its transportation-related policies, including the appropriate manner for setting rates for new interstate pipeline construction and the manner in which interstate pipelines release transportation capacity under Order 636. While any resulting FERC action would affect the Registrant only indirectly, these inquiries are intended to further enhance competition in natural gas markets.

         Under the NGA, natural gas gathering facilities are exempt from FERC jurisdiction. The Registrant believes that its gathering systems meet the traditional tests that the FERC has used to establish a pipeline's status as a gatherer. Commencing in May 1994, the FERC has issued a series of orders in individual cases that delineate its gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers. The FERC's orders delineating its new gathering policy are subject to possible court appeals. It is not possible at this time to predict the the ultimate effect of the new policy, although it could affect access to and rates of interstate gathering service. However, the Registrant does not presently believe the status of its facilities are affected by the FERC's slight modification to its statutory criteria.

         The Registrant's natural gas gathering operations may become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. For example, federal legislation addressing pipeline safety issues was considered in the most recent Congressional session, which, if enacted, would have included a federal "one call" notification system and certain new construction specifications. Similar or additional legislation is likely to be proposed in the next federal legislative session. The Registrant believes that the adoption of additional pipeline safety legislation will not materially affect Registrant in light of its relatively minor gathering operations.

         On February 2, 1994, the Kansas Corporation Commission ("KCC") issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. Such order was affirmed on appeal by the Kansas District Court on September 15, 1994. As a consequence of this decision, the Registrant believes that it will be necessary in the near future to drill an additional 75 to 90 wells with the total costs to Registrant ranging from $7.5 to $9 million. The KCC's order has been appealed by several major producing companies. The order has not been stayed pending this appeal.

         Additional proposals and proceedings that might affect the oil and gas industry are pending before the Congress, the FERC, and the courts. The Registrant cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, it is anticipated that compliance with existing federal, state and local laws, rules and regulations will not have a material adverse effect upon the capital expenditures, earnings or competitive position of the Registrant.

         Federal Income Taxation

         The Registrant's oil and gas operations, and the petroleum industry in general, are affected by certain federal income tax laws, in particular the Tax Reform Act of 1986, which was amended by the Energy Policy Act of 1992 and the Revenue Reconciliation Act of 1993. The Registrant has considered the effects of such federal income tax laws on its operations and has concluded that there will be no material impact on its liquidity, capital expenditures, or international operations.

         Environmental Laws

         The Registrant's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. In the opinion of the Registrant's management, its operations substantially comply with
applicable environmental legislation and regulations.   The existence of such
legislation and regulations have had no material effect on the Registrant's operations, and the cost of compliance therewith has not been material to date.

         The Registrant believes that compliance with existing federal, state, and local laws, rules, and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have any material effect upon the capital expenditures, earnings, or competitive position of the Registrant.

         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc., ("HPESI") continues into its sixth year of business with emphasis on the purchase and marketing of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression and gathering services for a fee. During fiscal year 1994, HPESI's sales of third-party gas constituted approximately 16% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountains. Gas sales contracts are for varied periods ranging from six months to seven years. However, recent contracts have tended toward shorter terms. For fiscal 1995, HPESI's term gas sales contracts provide for the sale of approximately 12 bcf of gas. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-13 through I-22 regarding the market, competition, and regulation of natural gas.

         CHEMICAL OPERATIONS

         The Registrant owns a chemical plant at Baytown, Texas, where it manufactures mercaptans and sulfides which are blended for use as warning agents in natural and liquefied petroleum gases. The Registrant believes that it is the largest single supplier of gas odorants in North America. Its odorants are also sold in Korea, Latin America, Australia, and Japan. These products are marketed by the Registrant using the trade names of "Natural Gas Odorizing" and "Captan." In addition, the Registrant makes bulk sales of mercaptans for use as sulfiding agents.

         The Registrant is one of only two companies which sell odorants for liquefied petroleum gases and is one of only three companies which sell odorants for natural gas within the United States. The Registrant believes that its market share approximates 50% of all domestic odorant sales. Competition for liquefied petroleum odorant sales is primarily based upon service considerations, while natural gas odorant manufacturers compete for sales based on price and service considerations.

         The manufacturing facility is adjacent to a major refinery and chemical plant complex of Exxon Corporation, from which the Registrant obtains most of its principal raw materials. The Registrant's chemical plant and related operations are subject to numerous local, state, and federal environmental laws and regulations. The Registrant believes it is currently in substantial compliance with all such laws and that compliance with the same will not have any material effect upon the capital expenditures, earnings or competitive position of Registrant.

         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (99.8% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99.1% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (82% of which is currently leased). The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

         At the end of the 1994 fiscal year the Registrant owned 19 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Thirteen of Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building is leased to third parties.

         The Registrant is also engaged in the business of leasing multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 84%. The Registrant also owns approximately 1-1/2 acres of undeveloped land lying adjacent to such warehouses.

         The Registrant also owns a 270 acre tract known as Southpark located in the high-growth area of southeast Tulsa and consisting of approximately 257 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy is 74%. Preliminary planning has been accomplished to determine the best development uses for the remaining land. A high quality office park, with peripheral commercial, office/warehouse, and hotel sites, has been contemplated. Registrant in January of 1994, sold a one acre tract within Southpark located at the intersection of two major arterial streets.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space and a 49% occupancy rate. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. Occupancy is 84%.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 1994 occupancy decreased from 68% to 50% primarily due to the loss of one existing tenant. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. Occupancy is 63%.

         FINANCIAL

         Information relating to Revenue and Income by Business Segments may be found on page 11 of the Registrant's Annual Report to Shareholders for fiscal 1994, which is incorporated herein by reference.

         EMPLOYEES

         The Registrant had 1,606 employees within the United States (15 of which were part-time employees) and 1,181 employees employed in international operations as of September 30, 1994.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the

Registrant's existing domestic drilling rigs:

         Rig               Registrant's        Optimum Working      Present
     Designation          Classification        Depth in Feet      Location
     -----------          --------------       ---------------     --------
         140               Shallow Depth            10,000          Texas
         110               Medium Depth             12,000          Texas
         141               Medium Depth             14,000          Texas
         142               Medium Depth             14,000          Texas
         143               Medium Depth             14,000          Texas
         144               Medium Depth             14,000          Texas
         145               Medium Depth             14,000          Texas
         146               Medium Depth             14,000          Texas
         147               Medium Depth             16,000          Texas
          84               Medium Depth             16,000          Louisiana
          93               Medium Depth             16,000          Alabama
          95               Medium Depth             16,000          Texas
          96               Medium Depth             16,000          Oklahoma
          77               Medium Depth             16,000          Alabama
         111               Medium Depth             16,000          Louisiana
         118               Medium Depth             16,000          Texas
         119               Medium Depth             16,000          Texas
         120               Medium Depth             16,000          Texas
          78               Deep                     20,000          Texas
          79               Deep                     20,000          Illinois
          80               Deep                     20,000          Oklahoma
          89               Deep                     20,000          Louisiana
          92               Deep                     20,000          Oklahoma
          94               Deep                     20,000          Louisiana
          98               Deep                     20,000          Oklahoma
         122               Deep                     26,000          Oklahoma
         137               Deep                     26,000          Texas
          97               Deep                     26,000          Texas
          99               Deep                     26,000          Texas
         123               Deep                     26,000          Oklahoma
         149               Deep                     26,000          Texas
          72               Very Deep                30,000          Louisiana
          73               Very Deep                30,000          Louisiana
         127               Very Deep                30,000          Oklahoma
         130               Super Deep               30,000+         Texas
         131               Super Deep               30,000+         Wyoming
         101               Medium Depth             16,000        * Gulf of Mexico
         104               Medium Depth             16,000        * Offshore California
         108               Medium Depth             16,000        * Gulf of Mexico
          91               Deep                     20,000        * Gulf of Mexico
         105               Deep                     20,000        * Gulf of Mexico
         109               Deep                     20,000        * Gulf of Mexico
         100               Deep                     26,000        * Gulf of Mexico
         106               Deep                     26,000        * Gulf of Mexico

        Rig           Registrant's           Optimum Working       Present
    Designation      Classification           Depth in Feet        Location
    -----------      --------------          ---------------       --------
         107               Deep                   26,000        * Gulf of Mexico
         102               Deep                   20,000        * Offshore California
         103               Deep                   20,000        * Offshore California

*    Offshore platform rig

         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                          Years ended September 30,
                                      ---------------------------------
                                      1990   1991   1992    1993   1994
                                      ----   ----   ----    ----   ----
Number of rigs owned at end of
  period                               49     46     39      42        47
Average rig utilization rate
  during period (1)                    50%    47%    42%     53%       69%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs:

     Rig           Registrant's       Optimum Working      Present
 Designation      Classification       Depth in Feet       Location
 -----------      --------------      ---------------      --------
      3         Workover/drilling           6,000          Venezuela
     14         Workover/drilling           6,000          Venezuela
     19         Workover/drilling           6,000          Venezuela
     20         Workover/drilling           6,000          Venezuela
     21         Workover/drilling           6,000          Venezuela
    132         Medium Depth               16,000          Ecuador
     23         Deep (helicopter rig)      18,000          Ecuador
     10         Deep (helicopter rig)      18,000          Colombia
     22         Deep (helicopter rig)      18,000          Yemen
     12         Deep (helicopter rig)      18,000          Ecuador
     45         Deep                       26,000          Venezuela
     82         Deep                       26,000          Venezuela
     83         Deep                       26,000          Venezuela
    138         Deep                       26,000          Ecuador
    148         Deep                       26,000          Venezuela
    117         Deep                       26,000          Trinidad
    121         Deep                       26,000          Colombia
    125         Very Deep                  30,000          Colombia

         Rig           Registrant's        Optimum Working       Present
     Designation      Classification        Depth in Feet        Location
     -----------      --------------       ---------------       --------
        115           Very Deep                 30,000          Venezuela
        116           Very Deep                 30,000          Venezuela
        113           Very Deep                 30,000          Venezuela
        128           Very Deep                 30,000          Venezuela
        129           Very Deep                 30,000          Venezuela
        133           Very Deep                 30,000          Colombia
        134           Very Deep                 30,000          Colombia
        135           Very Deep                 30,000          Colombia
        136           Very Deep                 30,000          Colombia
        150           Very Deep                 30,000          Venezuela
        139           Super Deep                30,000+         Colombia

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                            Years ended September 30,
                                      ------------------------------------
                                      1990   1991   1992    1993      1994
                                      ----   ----   ----    ----      ----
Number of rigs owned at end of
  period                               20     25     30      29        29
Average rig utilization rate
  during period (1)                    45%    69%    69%     68%       88%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are domestic.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the three fiscal years 1992 through 1994 are shown below:

                                                     Average Sales           Average Lifting
                 Year             Net Barrels      Price per barrel          Cost per Barrel
                 ----             -----------      ----------------          ---------------
                 1992               854,124            $19.16                   $8.98
                 1993               875,713            $17.58                   $8.63
                 1994               887,455            $14.83                   $7.74

         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1992 through 1994 are as follows:

                                           Average Sales           Average Lifting
           Year           Net Mcf          Price per Mcf             Cost per Mcf
           ----           -------          -------------            ---------------
           1992           27,622,018           $1.39                  $0.3115
           1993           28,478,530           $1.84                  $0.3460
           1994           26,627,776           $1.72                  $0.3760

         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1992, 1993, and 1994:

                    Exploratory Wells              Development Wells
                  ---------------------         -----------------------
                  1992    1993    1994          1992      1993     1994
                  ----    -----   -----         -----     -----   ------
Productive       2.605    2.866    1.021        10.869    8.760   12.334
Dry              3.363    1.393    1.436         0.969    2.858    0.233

         On September 30, 1994, the Registrant was in the process of drilling or completing six gross or 1.704 net wells.

         Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 1994, were as follows:

                                 Developed Acreage              Undeveloped Acreage
                             -------------------------       --------------------------
                                Gross           Net             Gross            Net
                             -----------     ---------       ----------      ----------
Alabama                          480.00         112.21           146.00           18.12
Arkansas                       4,636.73       2,295.02              -0-             -0-
Colorado                            -0-            -0-         7,676.35        4,259.24
Kansas                       123,263.46      85,726.92         6,340.61        4,629.13
Louisiana                      8,087.88       1,471.11       329,906.02      145,746.79
Mississippi                      168.17          55.17           839.00          439.59
Montana                        2,117.19         387.30         4,668.95        1,530.15
Nebraska                         480.00         168.00              -0-             -0-
Nevada                              -0-            -0-        40,265.87       31,587.71
New Mexico                       960.00          54.86           161.88           38.85
North Dakota                        -0-            -0-         8,050.30        1,176.93
Oklahoma                     141,638.45      43,391.37        43,013.35       17,667.40
Texas                         90,298.39      41,721.09        12,638.65        6,234.27
Wyoming                             -0-            -0-         3,800.00          860.10
                             ----------     ----------       ----------      ----------
         Total               372,130.27     175,383.65       457,506.98      214,188.28

         Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals.

         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 1994, were as follows:

                                    Oil Wells      Gas Wells
                                  ------------    ------------
                                  Gross    Net    Gross    Net
                                  -----    ---    -----    ---
                                  3,419    273     853     341

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-11 through I-22 of
Item 1. BUSINESS, and pages 28 through 30 of the Registrant's Annual Report to Shareholders for fiscal 1994, "Notes to Consolidated Financial Statements" and "Note 11 Supplementary Financial Information for Oil and Gas Producing Activities."

         Estimates of oil and gas reserves, future net revenues, and present value of future net revenues were audited by Southmayd & Associates, Inc., independent consultants, 6450 South Lewis Avenue, Suite 220, Tulsa, Oklahoma, 74136. Total oil and gas reserve estimates do not differ by more than 5% from the total reserve estimates filed with any other federal authority or agency.

         CHEMICAL OPERATIONS

         The Registrant owns at Baytown, Texas, a chemical plant which manufactures mercaptans and sulfides for use primarily as warning odorants in natural and liquefied petroleum gases. The plant occupies approximately ten acres of a 30-acre tract which the Registrant owns. It is estimated that the plant has an annual optimum design production capacity of 20,000,000 pounds of odorants and other mercaptans; however, current operating permits limit production to 10,000,000 to 12,000,000 pounds per year.

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-22 through I-25.

         STOCK

         At the end of fiscal 1994:

         The Registrant owned 907,164 shares of the common stock of Sun Company, Inc., and 675,000 shares of the common stock of Oryx Energy Co., Inc.

         The Registrant owned 1,600,000 shares of the common stock of Atwood Oceanics, Inc., a Houston, Texas based company engaged in offshore contract
drilling.   The Registrant's ownership of Atwood is approximately 24%.

         The Registrant owned 740,000 shares of the common stock of Schlumberger, Ltd.

         The Registrant owned 300,000 shares of the common stock of Phillips Petroleum Company, Inc.

         The Registrant owned 225,000 shares of the common stock of ONEOK.

         The Registrant owned 500,000 shares of the common stock of Liberty Bancorp, Inc., formerly Banks of Mid-America, Inc. Liberty Bancorp, Inc., is a bank holding company which owns Liberty Bank and Trust Company of Tulsa, N.A., and Liberty Bank and Trust Company of Oklahoma City, N.A. The Registrant's ownership of Liberty Bancorp, Inc., is approximately 5%.

         The Registrant also owned lesser amounts of shares of several other publicly traded corporations.

Item 3.  LEGAL PROCEEDINGS

         On or about January 18, 1994, the District Court dismissed without prejudice the lawsuit styled Theresa Arceneaux, et al. v. Natural Gas Odorizing, Inc., Case Number 93-568602, District Court Harris County, Texas, 165th Judicial District. The Court on October 27, 1994, entered an agreed judgment ordering plaintiff's lead counsel, Mr. Thomas J. Pearson, to pay Natural Gas Odorizing, Inc., $60,000 as sanctions for attorney's fees and ordered Mr. Pearson to cooperate in providing certain information to the Grievance Committee of the State Bar of Texas. Natural Gas Odorizing, Inc., has recently filed its grievance against Mr. Pearson with the State Bar of Texas.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the Registrant's executive officers, together with all positions and offices held with the Registrant by such executive officers. Officers are elected to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified or until their earlier resignation or removal.

W. H. Helmerich, III, 71          Director since 1949; Chairman of the Board
Chairman of the Board             since December 1, 1960; Chief Executive
                                  Officer from December 1, 1960, to
                                  December 6, 1989; and President from
                                  December 1, 1960, to December 11, 1987

Hans Helmerich, 36                Director  since  March 4, 1987;  appointed
President and C.E.O.              Chief Executive Officer on December 6, 1989; President and
                                  Chief Operating Officer from December 11, 1987; Executive Vice
                                  President from March 13, 1987; Vice President from June 15, 1985;
                                  son of W. H. Helmerich, III, Chairman

Allen S. Braumiller, 60           Appointed Vice  President, Exploration, in 1977
Vice President

George S. Dotson, 53              Director since March 7, 1990; appointed
Vice President                    Vice President, Drilling, in 1977 and appointed President and
                                  Chief Operating Officer of Helmerich & Payne International
                                  Drilling Co. on February 14, 1977

Douglas E. Fears, 45              Appointed Vice President, Finance, on March
Vice President                    11, 1988, prior to which he was Internal Auditor from June 30, 1986

Steven R. Mackey, 43              Appointed Secretary on March 7, 1990; Vice
Vice President and                President on  March 11, 1988; and  General
Secretary                         Counsel on January 1, 1988, prior to which he was Associate
                                  General Counsel from January 1, 1986

James L. Payne, 55                Appointed Vice President,  Real Estate, on
Vice President                    September 4, 1991; prior to that date he was Vice President and
                                  General Manager of Helmerich & Payne Properties, Inc., from May 9, 1985

Steven R. Shaw, 43                Appointed  Vice  President, Production, on
Vice President                    July 8, 1985; prior to that date he was Regional Operations Manager of
                                  Santa Fe  Minerals, Inc., from 1984 to July 8, 1985

Gordon K. Helm, 41                Chief Accounting Officer of the Registrant;
Controller                        appointed Controller effective December 10, 1993; Manager of Internal
                                  Audit from September 13, 1991; Regional Controller for Memorex Telex
                                  Corporation from 1989; and Manager of Planning for Memorex Telex
                                  Corporation from 1988

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                                           1993                            1994
                                           ----                            ----
         Quarter                   High            Low               High        Low
         -------                   ----            ---               ----        ---
         First                    26 3/4        22 1/4              34 1/2      26 1/2
         Second                   29 3/4        22 3/8              30          26
         Third                    37 1/8        29 1/4              27 1/8      25 1/8
         Fourth                   36 1/8        31 1/2              28 1/8      25 5/8

         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                          Paid per Share               Total Payment
                          --------------               -------------

                              Fiscal                       Fiscal
                              ------                       ------
     Quarter            1993           1994           1993            1994
     -------            ----           ----           ----            ----
     First             $0.120         $0.120       $2,949,291       $2,956,498
     Second             0.120          0.120        2,949,291        2,960,098
     Third              0.120          0.120        2,953,006        2,960,314
     Fourth             0.120          0.125        2,956,378        3,087,902

         The Registrant paid a cash dividend of $0.125 per share on December 1, 1994, to shareholders of record on November 15, 1994. Payment of future dividends will depend on earnings and other factors.

         As of December 16, 1994, there were 1,814 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6. SELECTED FINANCIAL DATA

                  Five-year Summary of Selected Financial Data

                           1990            1991             1992             1993             1994
                           ----            ----             ----             ----             ----
Sales, operating,
and other revenues        $238,544         $213,946         $239,700         $315,097         $329,001

Income from con-
tinuing operations          47,562           21,241           10,849           24,550           20,971

Income from con-
tinuing operations
per common share              1.97             0.88             0.45             1.01             0.86

Total assets               582,927          575,168          585,504          610,935          624,827

Long-term debt               5,648            5,693            8,339            3,600              -0-

Cash dividends
declared per
common share                  0.44             0.46             0.47             0.48             0.49

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item may be found on pages 12 through 16, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 1994, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 17 through 30 in the Registrant's Annual Report to Shareholders for fiscal 1994, which is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         The required information regarding the change in Registrant's certifying accountant was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 1994.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 1995, to be filed with the Commission not later than 120 days after September 30, 1994. See pages I-32 and I-33 for information covering the Registrant's Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 1995, to be filed with the Commission not later than 120 days after September 30, 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 1995, to be filed with the Commission not later than 120 days after September 30, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 1995, to be filed with the Commission not later than 120 days after September 30, 1994.





                                    III - 1

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 1994.

         2. The following financial statement schedules are filed as a part of this Form:

                 (i) Report of Independent Public Accountants on Financial Statements and Financial Statement Schedules for the fiscal years ended September 30, 1993 and September 30, 1992.

                 (ii)     Schedule I - Pages IV-5 and IV-6.

                 (iii)    Schedule V - Pages IV-7 through IV-9.

                 (iv)     Schedule VI - Pages IV-10 through IV-12.

                 (v)      Schedule X - Page IV-13.

         3.      Exhibits required by item 601 of Regulation S-K:

                 Exhibit Number:

                 3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Registrant are incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1987.

                 3.2 By-Laws of the Registrant are incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1990.

                 4.1 Rights Agreement dated as of January 21, 1986, between the Registrant and The First National Bank of Boston is incorporated herein by reference to the Registrant's Form 8-A dated January 30, 1986.

                 4.2 Amendment to Rights Agreement dated as of December 5, 1990, between the Registrant and The Liberty National Bank and Trust Company of Oklahoma City is incorporated herein by reference to the Registrant's Form 8, Amendment No. 1 to Form 8-A, dated December 11, 1990.

                 *10.1 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement No. 33-16771 on Form S-8.

                 *10.2    Consulting Services Agreement between W. H.
                          Helmerich, III, and the Registrant effective
                          January 1, 1990, as amended, is incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1990.

                 *10.3 Restricted Stock Plan for Senior Executives of Helmerich & Payne, Inc., is incorporated herein by reference to Exhibit "A" to the Registrant's Proxy Statement dated January 26, 1990.

                 *10.4 Form of Restricted Stock Award Agreement for the Restricted Stock Plan for Senior Executives of Helmerich & Payne, Inc., together with all amendments thereto, is incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1990.

                 *10.5 Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc., is incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1990.

                 *10.6 Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit "A" to Registrant's Proxy Statement dated January 25, 1991.

                 *10.7 Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc., is incorporated herein by reference from Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1993.

                  13. The Registrant's Annual Report to Shareholders for fiscal 1994.

                  22.     Subsidiaries of the Registrant.

                  23.1    Consent of Independent Public Accountants.

                  23.2    Consent of Independent Auditors.

                  27.     Financial Data Schedule.

          ---------------------
          *  Compensatory Plan or Arrangement.

(b)      Report on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1994.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           FOR THE FISCAL YEARS ENDED

                   SEPTEMBER 30, 1993 AND SEPTEMBER 30, 1992

To the Shareholders and Board of Directors of Helmerich & Payne, Inc.:

     We have audited the accompanying consolidated balance sheet of Helmerich & Payne, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The information in these schedules as of September 30, 1993, and for each of the two years in the period ended September 30, 1993, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helmerich & Payne, Inc. and subsidiaries as of September 30, 1993, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1993, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP
Tulsa, Oklahoma
November 16, 1993

                            HELMERICH & PAYNE, INC.

                       SCHEDULE I - MARKETABLE SECURITIES

                            AS OF SEPTEMBER 30, 1994

                  Column A                           Column B            Column C               Column D

                                                                                              Value Based on
                                                                                              Current Market
                                                                      Amount at Which         Quotations at
                                                                         Carried in              Balance
      Name of Issuer and Title of Issue          Number of Shares     Balance Sheet (1)         Sheet Date
      ---------------------------------         -----------------    -----------------       --------------
                                                                          (000's)                (000's)
SCHLUMBERGER, LTD.                                        740,000             $ 23,511               $ 40,238
Common stock

ATWOOD OCEANICS, INC.                                   1,600,000               20,743                 22,800
Common stock

SUN COMPANY, INC.                                         907,164               10,637                 26,081
Common stock

PHILLIPS PETROLEUM COMPANY                                300,000                7,470                 10,275
Common stock

LIBERTY BANCORP. (2)                                      500,000                7,270                 16,750
Common stock

ORYX ENERGY COMPANY                                       675,000                6,433                  9,366
Common stock

ONEOK                                                     225,000                2,751                  3,796
Common stock

OTHER
Common stock,
debentures and other                                                             8,599                 15,706
                                                                              --------               --------
   Total consolidated                                                         $ 87,414               $145,012
                                                                              ========               ========

NOTE:
(1) Investments are carried in the balance sheet at cost, except the investment in Atwood which is carried on the equity method. Equity income for 1994 from Atwood was $1,458,000. No dividends were received from Atwood.

(2)      Formerly Banks of Mid America.

                            HELMERICH & PAYNE, INC.

                       SCHEDULE I - MARKETABLE SECURITIES

                            AS OF SEPTEMBER 30, 1993

                   Column A                         Column B                   Column C               Column D

                                                                                                   Value Based on
                                                                                                   Current Market
                                                                            Amount at Which        Quotations at
                                                                              Carried in              Balance
      Name of Issuer and Title of Issue          Number of Shares           Balance Sheet (1)       Sheet Date
     ----------------------------------          ----------------           -----------------      --------------
                                                                                (000's)                (000's)
SCHLUMBERGER, LTD.                                        740,000             $ 23,511               $ 49,303
Common stock

ATWOOD OCEANICS, INC.                                   1,600,000               19,285                 17,200
Common stock

SUN COMPANY, INC.                                         907,164               10,637                 25,854
Common stock

PHILLIPS PETROLEUM COMPANY                                300,000                7,470                 10,125
Common stock

LIBERTY BANCORP. (2)                                      500,000                7,270                 17,000
Common stock

ORYX ENERGY COMPANY                                       700,000                6,683                 17,150
Common stock

ONEOK                                                     225,000                2,751                  5,006
Common stock

OTHER
Common stock,
debentures and other                                                             7,338                 10,737
                                                                              --------               --------
Total consolidated                                                            $ 84,945               $152,375
                                                                              ========               ========

NOTE:
(1) Investments are carried in the balance sheet at cost, except the investment in Atwood which is carried on the equity method. Equity loss for 1993 from Atwood was $435,000. No dividends were received from Atwood.

(2)      Formerly Banks of Mid America.

                            HELMERICH & PAYNE, INC.


                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED SEPTEMBER 30, 1994
                                 (In Thousands)


              Column A                      Column B         Column C          Column D              Column E          Column F

                                                                                                   Other Changes
                                            Balance at                                             Debit (Credit)
                                           Beginning of      Additions       Retirements or        --------------   Balance at End
           CLASSIFICATION                     Period          at Cost             Sales              Transfers        of Period
           --------------                   -----------      ---------       --------------         ------------     -------------
CONTRACT DRILLING EQUIPMENT                 $418,004          $  53,752          $  27,213          $     (111)         $444,432

PRODUCING OIL AND GAS PROPERTIES             340,176             40,916              3,872                 151           377,371

UNDEVELOPED LEASES AND ROYALTIES              10,010              4,893              3,023                (151)           11,729

REAL ESTATE PROPERTIES                        47,502                902                577                  -             47,827

CHEMICAL PLANT AND EQUIPMENT                  11,844                573                -                    -             12,417

OTHER                                         45,786              4,847              1,418                 111            49,326
                                           ---------         ----------         ----------           ---------         ---------

                                            $873,322         $  105,883          $  36,103           $      -           $943,102
                                            ========         ==========          =========           =========          ========

                            HELMERICH & PAYNE, INC.

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED SEPTEMBER 30, 1993
                                 (In Thousands)

       Column A                        Column B            Column C             Column D               Column E          Column F

                                                                                                    Other Changes
                                      Balance at                                                    Debit (Credit)
                                     Beginning of                              Retirements or      --------------   Balance at End
     CLASSIFICATION                     Period          Additions at Cost          Sales              Transfers       of Period
     --------------                  -----------        -----------------      -------------       --------------   --------------
CONTRACT DRILLING EQUIPMENT             $404,155             $ 24,100             $ 10,451             $    200          $418,004

PRODUCING OIL AND GAS PROPERTIES         329,264               23,142               12,462                  232           340,176

UNDEVELOPED LEASES AND ROYALTIES          12,973                2,410                5,141                 (232)           10,010

REAL ESTATE PROPERTIES                    47,286                  437                  221                   -             47,502

CHEMICAL PLANT AND EQUIPMENT              11,304                  540                 -                      -             11,844

OTHER                                     43,811                3,580                1,405                 (200)           45,786
                                       ---------            ---------            ---------             --------        ----------

                                        $848,793             $ 54,209             $ 29,680           $       -           $873,322
                                        ========             ========             ========           ==========          ========

                            HELMERICH & PAYNE, INC.


                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED SEPTEMBER 30, 1992
                                 (In Thousands)

         Column A                             Column B       Column C          Column D             Column E           Column F

                                                                                                  Other Changes
                                              Balance at                                          Debit (Credit)
                                             Beginning of     Additions       Retirements         -------------       Balance at
       CLASSIFICATION                          Period          at Cost          or Sales            Transfers       End of Period
       --------------                        -----------      ---------       -----------         -------------     -------------
CONTRACT DRILLING EQUIPMENT                  $370,494          $43,049          $ 9,378             $    (10)          $404,155

PRODUCING OIL AND GAS PROPERTIES              312,439           21,617            5,044                  252            329,264

UNDEVELOPED LEASES AND ROYALTIES                5,552            9,140            1,467                 (252)            12,973

REAL ESTATE PROPERTIES                         46,670              690               74                   -              47,286

CHEMICAL PLANT AND EQUIPMENT                   11,202              104                2                   -              11,304

OTHER                                          37,059            7,898            1,156                   10             43,811
                                             --------          -------          -------             --------           --------
                                             $783,416          $82,498          $17,121             $     -            $848,793
                                             ========          =======          =======             ========           ========

                            HELMERICH & PAYNE, INC.


SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED SEPTEMBER 30, 1994
                                 (In Thousands)

         Column A                      Column B             Column C              Column D           Column E         Column F

                                                                                                   Other Changes
                                       Balance at        Additions Charged                         Debit (Credit)
                                      Beginning of      to Costs & Expenses     Retirements or     --------------  Balance at End
      CLASSIFICATION                     Period              (Note 1)               Sales           Transfers         of Period
- ----------------------------------    ------------      -------------------     --------------     --------------  -----------------
CONTRACT DRILLING EQUIPMENT           $ 258,690              $ 24,183             $ 23,440          $      (10)        $ 259,423

PRODUCING OIL AND GAS PROPERTIES        199,408                19,517                  173                 -             218,752

UNDEVELOPED LEASES AND ROYALTIES          4,500                 2,650                 -                    -               7,150

REAL ESTATE PROPERTIES                   20,496                 1,600                  334                 -              21,762

CHEMICAL PLANT AND EQUIPMENT              6,726                   596                 -                    -               7,322

OTHER                                    24,704                 4,269                  941                   10           28,042
                                      ---------              --------             --------          -----------        ---------

                                      $ 514,524              $ 52,815             $ 24,888          $      -           $ 542,451
                                      =========              ========             ========          ===========        =========

NOTE:
(1) See Note 1 to the consolidated financial statements for the Company's policies regarding provisions for depreciation, depletion and amortization.

                            HELMERICH & PAYNE, INC.


SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED SEPTEMBER 30, 1993
                                 (In Thousands)


          Column A                         Column B        Column C         Column D             Column E            Column F

                                                          Additions
                                                           Charged                             Other Changes
                                           Balance at     to Costs &                           Debit (Credit)
                                          Beginning of     Expenses        Retirements or      --------------     Balance at End
      CLASSIFICATION                        Period         (Note 1)            Sales             Transfers          of Period
      --------------                       -------         ---------         ---------          ------------        ----------
CONTRACT DRILLING EQUIPMENT                $242,987         $ 24,788          $  9,095          $        10          $258,690

PRODUCING OIL AND GAS PROPERTIES            189,327           18,272             7,060               (1,131)          199,408

UNDEVELOPED LEASES AND ROYALTIES              4,004              496              -                    -                4,500

REAL ESTATE PROPERTIES                       19,061            1,655               220                 -               20,496

CHEMICAL PLANT AND EQUIPMENT                  6,170              556              -                    -                6,726

OTHER                                        22,648            3,510             1,444                  (10)           24,704
                                          ---------        ---------        ----------           ----------        ----------

                                           $484,197         $ 49,277          $ 17,819             $ (1,131)         $514,524
                                           ========         ========          ========             ========          ========

NOTE:
(1) See Note 1 to the consolidated financial statements for the Company's policies regarding provisions for depreciation, depletion and amortization.

                            HELMERICH & PAYNE, INC.


SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED SEPTEMBER 30, 1992
                                 (In Thousands)



         Column A                         Column B          Column C          Column D          Column E          Column F

                                                            Additions
                                                             Charged                          Other Changes
                                          Balance at        to Costs &                        Debit (Credit)       Balance
                                          Beginning          Expenses        Retirements      --------------      at End of
      CLASSIFICATION                      of Period          (Note 1)         or Sales          Transfers           Period
     ---------------                     -----------        ---------        -----------      --------------      ---------
CONTRACT DRILLING EQUIPMENT                $227,276           $23,526           $ 7,914            $   99        $242,987

PRODUCING OIL AND GAS PROPERTIES            172,245            18,794              2,843            1,131        189,327

UNDEVELOPED LEASES AND ROYALTIES              4,203              (199)              -                -             4,004

REAL ESTATE PROPERTIES                       17,475             1,660                 74             -            19,061

CHEMICAL PLANT AND EQUIPMENT                  5,653               503               -                  14          6,170

OTHER                                        20,042             3,255                658                9         22,648
                                           --------           -------            -------           ------       --------
                                           $446,894           $47,539            $11,489           $1,253       $484,197
                                           ========           =======            =======           ======       ========

NOTE:
(1) See Note 1 to the consolidated financial statements for the Company's policies regarding provisions for depreciation, depletion and amortization.

                            HELMERICH & PAYNE, INC.

            SCHEDULE X - SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT

                        INFORMATION FOR THE YEARS ENDED

                       SEPTEMBER 30, 1994, 1993 AND 1992


                       COLUMN A                                                  COLUMN B
                       --------                                                  --------
                                                                             Charged to Costs
                                                                               and Expenses
                                                                             ----------------
                                                                  1994               1993                1992
                                                                 ------             ------              ------
                                                                           (Amounts in thousands)
Maintenance and repairs                                          $31,200            $23,145              $19,112
                                                                 =======            =======              =======

Taxes other than payroll and income taxes -

Production                                                       $ 3,661            $ 4,658              $ 3,567

Ad valorem                                                         3,616              2,907                3,110

Other                                                              3,006              2,765                2,098
                                                                 -------            -------              -------
                                                                 $10,283            $10,330              $ 8,775
                                                                 =======            =======              =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.



By Hans Helmerich
   -------------------------
   Hans Helmerich, President
   (Chief Executive Officer)
   Date:  December 16, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By William L. Armstrong                  By Glenn A. Cox
   --------------------------------         --------------------------------
   William L. Armstrong, Director           Glenn A. Cox, Director
   Date:  December 16, 1994                 Date:  December 16, 1994

By George S. Dotson                      By C. W. Flint, Jr.
   --------------------------------         --------------------------------
   George S. Dotson, Director               C. W. Flint, Jr., Director
   Date:  December 16, 1994                 Date:  December 16, 1994

By Hans Helmerich                        By W. H. Helmerich, III
   --------------------------------         --------------------------------
   Hans Helmerich, Director and CEO         W. H. Helmerich, III, Director
   Date:  December 16, 1994                 Date:  December 16, 1994

By George A. Schaefer                    By H. W. Todd
   --------------------------------         --------------------------------
   George A. Schaefer, Director             H. W. Todd, Director
   Date:  December 16, 1994                 Date:  December 16, 1994

By John D. Zeglis                        By Douglas E. Fears
   --------------------------------         --------------------------------
   John D. Zeglis, Director                 Douglas E. Fears
   Date:  December 16, 1994                 (Principal Financial Officer)
                                            Date:  December 16, 1994

By Gordon K. Helm
   --------------------------------
   Gordon K. Helm, Controller
   (Principal Accounting Officer)
   Date:  December 16, 1994


                            HELMERICH & PAYNE, INC.

                Index to Exhibits Not Incorporated by Reference



Exhibit No.                                                           Page
- -----------                                                           ----
  13.            Annual Report to Shareholders for fiscal 1994          54

  22.            Subsidiaries of the Registrant                         90

  23.1           Consent of Independent Public Accountants              91

  23.2           Consent of Independent Auditors (Ernst & Young LLP)    92

  27.            Financial Data Schedule                                93