Form 10-Q
period 1994-12-31
HELMERICH & PAYNE INC
filed 1995-02-14
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended:  DECEMBER 31, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 1-4221

                            HELMERICH & PAYNE, INC.
            (Exact,name.of registrant as specified in its charter)

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


Yes x   No
   ---    ---
CLASS                                           OUTSTANDING AT DECEMBER 31, 1994
- ----------------------------                    --------------------------------
Common Stock,  .10 par value                                24,718,660



                                                AUTHORIZED AT DECEMBER 31, 1994
                                                --------------------------------
                                                            26,764,476



                                        Total Number of Pages    9

                            HELMERICH & PAYNE, INC.



                                     INDEX



PART  I.   FINANCIAL INFORMATION                                  PAGE NO.
         Consolidated Condensed Balance Sheets -
         December 31, 1994 and September 30, 1994 . . . . . . . .     3


         Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1994 and 1993. . . . . . .   4


         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended December 31, 1994 and 1993. . . . . . .   5


         Notes to Consolidated Condensed Financial Statements . . .   6


         Revenues and Income by Business Segments . . . . . . . . .   7


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .  8&9



PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . .    9


         Signature Page . . . . . . . . . . . . . . . . . . . . . .   9

                         PART I  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                    (Unaudited)
                                                                    December 31               September 30
                                                                        1994                      1994
                                                                    -----------                -----------
ASSETS
- ------
Current Assets
         Cash and cash equivalents                                  $   15,434                $   29,447
         Short-term investments                                          8,997                     8,997
         Accounts receivable, net                                       59,923                    59,897
         Inventories                                                    21,290                    20,995
         Prepaid expenses and other                                      5,581                     3,603
                                                                    -----------               ------------
                 Total Current Assets                                  111,225                   122,939

Investments                                                            142,200                    87,414

Property, Plant and Equipment, Net                                     408,927                   400,651

Other Assets                                                            13,932                    13,823
                                                                    -----------               ------------
                 Total Assets                                       $  676,284                $  624,827
                                                                    ===========               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
         Accounts payable                                           $   26,246                $   22,645
         Accrued liabilities                                            18,929                    24,056
                                                                    -----------               ------------
                 Total Current Liabilities                              45,175                    46,701
                                                                    -----------               ------------
Noncurrent Liabilities
         Deferred income taxes                                          63,672                    44,462
         Other                                                          10,445                     9,330
                                                                    -----------               ------------
                 Total Noncurrent Liabilities                           74,117                    53,792
                                                                    -----------               ------------
Shareholders' Equity
         Common stock, par value $.10 per share                          2,677                     2,677
         Preferred stock, no shares issued                                -                         -
         Additional paid-in capital                                     48,276                    48,196
         Net unrealized holding gains                                   30,700                      -
         Retained earnings                                             498,063                   496,280
                                                                    -----------               ------------
                                                                       579,716                   547,153
         Less treasury stock, at cost                                   22,724                    22,819
                                                                    -----------               ------------
                 Total Shareholders' Equity                            556,992                   524,334
                                                                    -----------               ------------
                                                                    $  676,284                $  624,827
                                                                    ===========               ============

See accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                          Three Months Ended
                                                                              December 31
                                                                        1994              1993
                                                                    ------------------------------
REVENUES:
  Sales and other operating revenues                                $   78,555        $   80,644
  Income from investments                                                1,389             1,542
                                                                    ------------      ------------
                                                                        79,944            82,186
                                                                    ------------      ------------
COST AND EXPENSES:
  Operating costs                                                       51,248            50,511
  Depreciation, depletion and amortization                              13,630            11,818
  Dry holes and abandonments                                             2,179             1,310
  Taxes, other than income taxes                                         3,978             4,290
  General and administrative                                             2,094             2,682
  Interest                                                                  99               182
                                                                    ------------      ------------
                                                                        73,228            70,793
                                                                    ------------      ------------

INCOME BEFORE INCOME TAXES, EQUITY
  IN INCOME OF AFFILIATE AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                   6,716            11,393
INCOME TAX EXPENSE                                                       2,481             4,291
EQUITY IN INCOME OF AFFILIATE,
  net of income taxes                                                      181               151
                                                                    ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                         4,416             7,253
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    -                4,000
                                                                    ------------      ------------
NET INCOME                                                          $    4,416        $   11,253
                                                                    ============      ============

PER COMMON SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                     $      .18        $      .30

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                     -                 .46
                                                                    ------------      ------------

NET INCOME                                                          $      .18        $      .46
                                                                    ============      ============

CASH DIVIDENDS (Note 2)                                             $      .125       $      .12

AVERAGE COMMON SHARES OUTSTANDING                                       24,479            24,368


See accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                         Three Months Ended
                                                                             December 31
                                                                         1994              1993
                                                                    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net Income                                                          $    4,416                $   11,253
Adjustments to reconcile net income to net
 cash provided by operating activities-
   Depreciation, depletion and amortization                             13,630                    11,818
   Dry holes and abandonments                                            2,179                     1,310
   Cumulative effect of change in accounting
    principle          -                                              (  4,000)
   Equity in income of affiliate before
    income taxes                                                      (    291)                 (    243)
   Amortization of deferred compensation                                   458                       439
   Other, net                                                         (    332)                 (     11)
   Change in assets and liabilities-
    Increase in accounts receivable                                   (     26)                 (  5,702)
    Increase in inventories                                           (    295)                 (  1,197)
    Increase in prepaid expenses and other                            (  2,087)                 (  6,844)
    Increase(decrease) in accounts payable                               3,601                  (  1,652)
    Increase(decrease) in accrued liabilities                         (  2,127)                    4,305
    Increase in deferred income taxes                                      393                       180
    Increase in other noncurrent liabilities                             1,115                     1,352
                                                                    ------------              ------------
             Total Adjustments                                          16,218                  (    245)
                                                                    ------------              ------------
Net cash provided by operating activities                               20,634                    11,008
                                                                    ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
 Capital expenditures, including dry hole costs                       ( 27,404)                 ( 13,509)
 Proceeds from sales of property, plant
  and equipment                                                            644                       949
 Purchase of investments                                              (  4,978)                     -
 Purchase of short-term investments                                        -                    (     12)
 Proceeds from sale of short-term investments                              -                         112
                                                                    ------------              ------------
     Net cash used in investing activities                            ( 31,738)                 ( 12,460)
                                                                    ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
 Payments made on long-term debt                                          -                     (  3,139)
 Dividends paid                                                       (  3,084)                 (  2,956)
 Proceeds from exercise of stock options                                   175                      -
                                                                    ------------              ------------
     Net cash used in financing activities                            (  2,909)                 (  6,095)
                                                                    ------------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             ( 14,013)                 (  7,547)
CASH AND CASH EQUIVALENTS, beginning of period                          29,447                    61,656
                                                                    ------------              ------------
CASH AND CASH EQUIVALENTS, end of period                            $   15,434                $   54,109
                                                                    ============              ============


See accompanying notes to financial statements. Certain reclassifications have been made in the 1994 statement to conform to the 1995 presentation.

                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1994, and September 30, 1994, and the results of operations for the three months ended December 31, 1994, and 1993, and the statements of cash flows for the three months then ended. The results of operations for the three months ended December 31, 1994, and December 31, 1993, are not necessarily indicative of the results to be expected for the full year.

2. The $.125 cash dividend declared in September, 1994 was paid December 1, 1994. On December 7, 1994, a cash dividend of $.125 per share was declared for shareholders of record on February 15, 1995, payable March 1, 1995.

3.       Inventories consisted of the following (in thousands of dollars):

                                                          12-31-94      09-30-94
                                                          --------      --------
                  Raw Materials                           $    160     $     75
                  Works in Progress                            389          361
                  Finished Goods                             1,130        1,027
                  Materials & Supplies                      19,611       19,532
                                                          --------     --------
                                                          $ 21,290     $ 20,995
                                                          ========    =========

4. Income from investments does not include any gains on sales of securities during the first quarter of 1995 or 1994.

5. Effective October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS
         109). The cumulative effect on prior years of adopting the change was recorded in the quarter ended December 31, 1993, and increased net income for the quarter by $4.0 million.

6. In May, 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The change had no effect on net income. The opening balance of shareholders' equity was increased by $34,435,000 (net of $21,106,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at lower of cost or market.

         During the quarter ended December 31, 1994 the net unrealized holding gains of the Company's securities classified as available-for-sale decreased $3,735,000 (net of $2,289,000 in deferred income taxes).

                            HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)


                                                          FY 1995                 FY 1994
                                                          1st Qtr                 1st Qtr
                                                          -------                 -------


SALES AND OTHER REVENUES:
  Contract Drilling-Domestic                              $25,488                 $19,817
  Contract Drilling-Intnat'l                               22,150                  22,319
                                                          -------                 -------
    Total Contract Drilling
      Division                                             47,638                  42,136
                                                          -------                 -------

  Exploration and Production                               13,471                  16,626
  Natural Gas Marketing                                     9,479                  14,820
                                                          -------                 -------
    Total Oil & Gas Division                               22,950                  31,446
                                                          -------                 -------

  Chemical Division                                         5,951                   5,046
  Real Estate Division                                      1,846                   1,836
  Investment and Other                                      1,559                   1,722
                                                          -------                 -------

Total Revenues                                            $79,944                 $82,186
                                                          =======                 =======


OPERATING PROFIT:

  Contract Drilling-Domestic                              $ 1,125                 $ 1,246
  Contract Drilling-Intnat'l                                3,355                   3,590
                                                          --------                --------
    Total Contract Drilling
      Division                                              4,480                   4,836
                                                          --------                --------

  Exploration and Production                               (  538)                  5,112
  Natural Gas Marketing                                       287                     313
                                                          --------                --------
    Total Oil & Gas Division                               (  251)                  5,425
                                                          --------                --------

  Chemical Division                                         2,636                   1,806
  Real Estate Division                                      1,121                   1,037
                                                          --------                --------
    Total Operating Profit                                  7,986                  13,104
                                                          --------                --------

OTHER                                                      (1,270)                 (1,711)


INCOME BEFORE INCOME TAXES,
 EQUITY IN INCOME OF
 AFFILIATE AND CUMULATIVE
 EFFECT OF CHANGE IN                                      --------                --------
 ACCOUNTING PRINCIPLE:                                    $ 6,716                 $11,393
                                                          ========                ========


See Accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1994

         The Company reported net income of $4,416,000 ($0.18 per share) on revenues of $79,944,000 for the first quarter of fiscal year 1995, compared with net income of $11,253,000 ($0.46 per share) on revenues of $82,186,000 during the first quarter of fiscal 1994. Last year's first quarter net income includes the cumulative effect on prior years' income ($0.16 per share) caused by the change in accounting method for deferred taxes as required by FASB Statement 109.

         Exploration and Production reported an operating loss of $538,000 in the first quarter of fiscal 1995, compared with an operating profit of $5,112,000 for the first quarter of fiscal 1994. The difference was due mainly to a significant drop in natural gas prices from an average of $1.83 per Mcf during the first quarter of 1994 to $1.37 per Mcf for the first quarter of 1995. Production volumes were reduced from 84.1 Mmcf/day during the first quarter of 1994, to approximately 78.2 Mmcf/day in the same period of 1995. Additionally, dry hole expense for the first quarter of 1995 was $1,325,000 compared with $74,000 in the first quarter of 1994.

         The Contract Drilling Division reported an operating profit of $4,480,000 for the first quarter, compared with $4,836,000 for the same period in fiscal 1994. Operating profit from our international drilling operations declined 6.5% to $3,355,000 for the first quarter of fiscal 1995, compared with $3,590,000 for the first quarter of 1994. Operating profit for the quarter in Venezuela and Colombia improved slightly over the same period last year, but operations ceased in both Yemen and Trinidad, resulting in an overall decline in our international operating profit.

         The Chemical Division continues to show improved operating profit as the result of price increases effective in the first quarter of fiscal 1994. An operating profit of $2,636,000 was reported in the first quarter of 1995, compared with $1,806,000 for the first quarter of fiscal 1994.

         General and Administrative costs were $2,094,000 for the first quarter of 1995, compared with $2,682,000 for the same period in 1994. There was little change from 1994 to 1995. The decrease was due primarily to decreased costs of employee healthcare benefits.

         During the first quarter of 1994, the Company paid off all of its remaining long-term debt. The only long-term liabilities that presently remain on the balance sheet are associated with workers compensation and general liability accruals, deferred income taxes, and other miscellaneous long-term payables and deferred items.

         The Company has funded capital expenditures in excess of its cash flow internally over the past several years. However, the Company anticipates that it will either sell a portion of its investment portfolio or incur debt in order to help fund planned capital expenditures for 1995. Capital expenditures budgeted for 1995 include expanded exploration activities, rig purchases and construction for Colombian and Venezuelan operations, as well as the Company's investment in a joint venture with its equity affiliate, Atwood Oceanics, Inc. The joint venture will construct a new generation offshore platform rig for work offshore Australia.

         During the first quarter of fiscal 1995, effective 10-1-94, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting this Statement on the December 31, 1994 balance sheet was to increase investments by $49,517,000, increase deferred tax liabilities by $18,817,000 and increase shareholders' equity by $30,700,000.

         There were no other significant changes to the Company's financial position since September 30, 1994.


                          PART II.  OTHER INFORMATION
                            HELMERICH & PAYNE, INC.

Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                            HELMERICH & PAYNE, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELMERICH & PAYNE, INC.





Date:  FEBRUARY 14, 1995                     /S/ DOUGLAS E. FEARS
      ----------------------                 -------------------------------
                                             Douglas E. Fears,
                                                  Chief Financial Officer


Date:  FEBRUARY 14, 1995                     /S/ HANS C. HELMERICH
     -----------------------                 -------------------------------
                                             Hans C. Helmerich, President