Form 10-Q/A
period 1994-12-31
HELMERICH & PAYNE INC
filed 1995-02-24
CIK 46765

                                   FORM 10-Q/A


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

                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)


                                                                          Three Months Ended
                                                                              December 31
                                                                        1994              1993
                                                                    ------------------------------
REVENUES:
  Sales and other operating revenues                                $   78,555        $   80,644
  Income from investments                                                1,389             1,542
                                                                    ------------      ------------
                                                                        79,944            82,186
                                                                    ------------      ------------
COST AND EXPENSES:
  Operating costs                                                       51,248            50,511
  Depreciation, depletion and amortization                              13,630            11,818
  Dry holes and abandonments                                             2,179             1,310
  Taxes, other than income taxes                                         3,978             4,290
  General and administrative                                             2,094             2,682
  Interest                                                                  99               182
                                                                    ------------      ------------
                                                                        73,228            70,793
                                                                    ------------      ------------

INCOME BEFORE INCOME TAXES, EQUITY
  IN INCOME OF AFFILIATE AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                   6,716            11,393
INCOME TAX EXPENSE                                                       2,481             4,291
EQUITY IN INCOME OF AFFILIATE,
  net of income taxes                                                      181               151
                                                                    ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                         4,416             7,253
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    -                4,000
                                                                    ------------      ------------
NET INCOME                                                          $    4,416        $   11,253
                                                                    ============      ============

PER COMMON SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                     $      .18        $      .30

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                     -                 .16
                                                                    ------------      ------------

NET INCOME                                                          $      .18        $      .46
                                                                    ============      ============

CASH DIVIDENDS (Note 2)                                             $      .125       $      .12

AVERAGE COMMON SHARES OUTSTANDING                                       24,479            24,368



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



                            HELMERICH & PAYNE, INC.






Date:  FEBRUARY 24, 1995                     /S/ DOUGLAS E. FEARS

      ----------------------                 -------------------------------
                                             Douglas E. Fears,
                                                  Chief Financial Officer



Date:  FEBRUARY 24, 1995                     /S/ HANS C. HELMERICH

     -----------------------                 -------------------------------
                                             Hans C. Helmerich, President