Form 10-Q
period 1995-03-31
HELMERICH & PAYNE INC
filed 1995-05-15
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended:  MARCH 31, 1995

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


Yes  x   No
    ---     ---

         CLASS                            OUTSTANDING AT MARCH 31, 1995
- ----------------------------              -----------------------------
Common Stock,  .10 par value                       24,718,020


                                          AUTHORIZED AT MARCH 31, 1995
                                          ----------------------------
                                                   26,764,476



                                          Total Number of Pages    10
                                                               -------

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES





                                     INDEX



PART  I.   FINANCIAL INFORMATION                                      PAGE NO.
         Consolidated Condensed Balance Sheets -
         March 31, 1995 and September 30, 1994. . . . . . . . . . . . .  3


         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         March 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . .  4


         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended March 31, 1995 and 1994 . . . . . . . . . . .  5


         Notes to Consolidated Condensed Financial Statements . . . . .  6


         Revenues and Income by Business Segments . . . . . . . . . . .  7


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . .  8



PART II.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  9


         Signature page . . . . . . . . . . . . . . . . . . . . . . . . 10


                         PART I  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                      March 31              September 30
                                                                        1995                    1994
                                                                    -----------             ------------
ASSETS
- ------

Current Assets
         Cash and cash equivalents                                  $   16,621                $   29,447
         Short-term investments                                          8,996                     8,997
         Accounts receivable, net                                       51,872                    59,897
         Inventories                                                    21,515                    20,995
         Prepaid expenses and other                                      4,580                     3,603
                                                                    -----------               ------------
                 Total Current Assets                                  103,584                   122,939

Investments                                                            150,159                    87,414

Property, Plant and Equipment, Net                                     422,760                   400,651

Other Assets                                                            13,790                    13,823
                                                                    -----------               ------------
                 Total Assets                                       $  690,293                $  624,827
                                                                    ===========               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
         Accounts payable                                           $   27,799                $   22,645
         Accrued liabilities                                            17,539                    24,056
                                                                    -----------               ------------
                 Total Current Liabilities                              45,338                    46,701
                                                                    -----------               ------------

Noncurrent Liabilities
         Deferred income taxes                                          67,893                    44,462
         Other                                                          11,773                     9,330
                                                                    -----------               ------------
                 Total Noncurrent Liabilities                           79,666                    53,792
                                                                    -----------               ------------

Shareholders' Equity
         Common stock, par value $.10 per share                          2,677                     2,677
         Preferred stock, no shares issued                                -                         -
         Additional paid-in capital                                     48,003                    48,196
         Net unrealized holding gains                                   35,836                      -
         Retained earnings                                             501,507                   496,280
                                                                    -----------               ------------
                                                                       588,023                   547,153
         Less treasury stock, at cost                                   22,734                    22,819
                                                                    -----------               ------------
                 Total Shareholders' Equity                            565,289                   524,334
                                                                    -----------               ------------
                                                                    $  690,293                $  624,827
                                                                    ===========               ============


See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                           Quarter Ended                Six Months Ended
                                                       3/31/95      3/31/94           3/31/95      3/31/94
                                                      ----------------------         ----------------------
REVENUES
  Sales and other operating revenues                  $ 76,109      $ 86,359         $154,664      $167,003
  Income from investments                                3,192         1,524            4,581         3,066
                                                      --------      --------         --------      --------
                                                        79,301        87,883          159,245       170,069
                                                      --------      --------         --------      --------
COSTS AND EXPENSES
  Operating costs                                       48,092        56,439           99,340       106,950
  Depreciation, depletion and
   amortization                                         13,184        13,444           26,814        25,262
  Dry holes and abandonments                             2,316         1,306            4,495         2,616
  Taxes, other than income taxes                         4,159         3,843            8,137         8,133
  General and administrative                             2,691         2,241            4,785         4,923
  Interest                                                  44            41              143           223
                                                      --------      --------         --------      --------
                                                        70,486        77,314          143,714       148,107
                                                      --------      --------         --------      --------
INCOME BEFORE INCOME TAXES, EQUITY
 IN INCOME OF AFFILIATE AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                    8,815        10,569           15,531        21,962
INCOME TAX EXPENSE                                       3,340         4,610            5,821         8,901

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                       345           196              526           347
                                                      --------      --------         --------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                          5,820         6,155           10,236         13,408

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                     -             -                -            4,000
                                                      --------      --------         --------      ---------
NET INCOME                                            $  5,820      $  6,155         $ 10,236      $ 17,408
                                                      ========      ========         ========      =========

PER COMMON SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                          $0.24         $0.25            $0.42         $0.55

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                    $ -           $ -              $ -           $0.16
                                                         -----         -----            -----         -----

NET INCOME                                               $0.24         $0.25            $0.42         $0.71
                                                         =====         =====            =====         =====

CASH DIVIDENDS (Note 2)                                  $0.125        $0.12            $0.25         $0.24

AVERAGE COMMON SHARES OUTSTANDING                        24,497       24,408           24,488        24,377

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                             Six Months Ended
                                                                                 March 31
                                                                         1995                   1994
                                                                    -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net Income                                                          $   10,236                $   17,408
Adjustments to reconcile net income to net
 cash provided by operating activities-
   Depreciation, depletion and amortization                             26,814                    25,262
   Dry holes and abandonments                                            4,495                     2,180
   Cumulative effect of change in accounting
    principle          -                                               ( 4,000)
   Equity in income of affiliate
    before income taxes                                                (   849)                  (   559)
   Amortization of deferred compensation                                   612                       897
   Gain on sale of securities                                          ( 1,828)                      -
   Other, net                                                          (   603)                  (   548)
   Change in assets and liabilities-
    (Increase)decrease in accounts receivable                            8,025                   ( 2,802)
    Increase in inventories                                            (   521)                  ( 1,108)
    Increase in prepaid expenses and other                             (   943)                  ( 3,056)
    Increase in accounts payable                                         5,154                     1,442
    Increase(decrease) in accrued liabilities                          ( 3,517)                    5,641
    Increase in deferred income taxes                                    1,467                     1,550
    Increase in other noncurrent liabilities                             2,443                       408
                                                                    ------------              ------------
            Total Adjustments                                           40,749                    25,307
                                                                    ------------              ------------
    Net cash provided by operating activities                           50,985                    42,715
                                                                    ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
 Capital expenditures, including dry hole costs                        (56,958)                  (28,505)
 Proceeds from sales of property, plant
  and equipment       1,123                                              2,265
 Purchase of investments                                               ( 6,844)                  ( 1,500)
 Proceeds from sale of investments                                       4,588                      -
 Purchase of short-term investments                                       -                      (    12)
 Proceeds from sale of short-term investments                             -                          124
                                                                    ------------              ------------
    Net cash used in investing activities                              (58,091)                  (27,628)
                                                                    ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
 Payments made on long-term debt                                          -                     (  3,151)
 Dividends paid                                                        ( 6,172)                 (  5,916)
 Proceeds from exercise of stock options                                   452                      -
                                                                    ------------              ------------
    Net cash used in financing activities                              ( 5,720)                 (  9,067)
                                                                    ------------              ------------

NET INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                           (12,826)                    6,020
CASH AND CASH EQUIVALENTS, beginning of period                          29,447                    61,656
                                                                    ------------              ------------
CASH AND CASH EQUIVALENTS, end of period                            $   16,621                $   67,676
                                                                    ============              ============

See accompanying notes to financial statements.
Certain reclassifications have been made in the 1994 statement to conform to the 1995 presentation.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and September 30, 1994, and the results of operations for the six months ended March 31, 1995, and 1994, and the statements of cash flows for the six months then ended. The results of operations for the six months ended March 31, 1995, and March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

2. The $.125 cash dividend declared in December, 1994, was paid March 1, 1995. On March 1, 1995, a cash dividend of $.125 per share was declared for shareholders of record on May 15, 1995, payable June 1, 1995.

3.       Inventories consisted of the following (in thousands of dollars):

                                                          03-31-95           09-30-94
                                                          --------           --------
                  Raw Materials                           $     61           $     75
                  Works in Progress                            348                361
                  Finished Goods                             1,062              1,027
                  Materials & Supplies                      20,044             19,532
                                                          --------           --------
                                                          $ 21,515           $ 20,995
                                                          ========           ========

4. Income from investments include $1,838,000 gains on sales of securities during the first six months of 1995, and no gains on sales of securities during the first six months of 1994.

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

         During the quarter ended March 31, 1995, the net unrealized holding gains of the Company's securities classified as available-for-sale increased $5,136,000 (net of $3,147,000 in deferred income taxes).

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)


                                                                  FISCAL YEAR 1995                    FY 1994
                                                          1st Qtr      2nd Qtr      Six Mos.          Six Mos.
                                                          ----------------------------------          --------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic                              $25,488      $23,553      $ 49,041          $ 41,066
  Contract Drilling-International                          22,150       24,609        46,759            45,447
                                                          -------      -------      --------          --------
      Total Contract Drilling
           Division                                        47,638       48,162        95,800          $ 86,513
                                                          -------      -------      --------          --------


  Exploration and Production                               13,471       11,037        24,508            34,420
  Natural Gas Marketing                                     9,479        8,948        18,427            30,427
                                                          -------      -------      --------          --------
      Total Oil & Gas Division                             22,950       19,985        42,935            64,847
                                                          -------      -------      --------          --------

  Chemical Division                                         5,951        5,951        11,902            11,175
  Real Estate Division                                      1,846        1,892         3,738             4,138
  Investment and Other                                      1,559        3,311         4,870             3,396
                                                          -------      -------      --------          --------

Total Revenues                                            $79,944      $79,301      $159,245          $170,069
                                                          =======      =======      ========          ========


OPERATING PROFIT:

  Contract Drilling-Domestic                              $ 1,125      $ 1,359      $  2,484          $  2,177
  Contract Drilling-International                           3,355        4,754         8,109             5,799
                                                          -------      -------      --------          --------
         Total Contract Drilling
        Division                                            4,480        6,113        10,593             7,976
                                                          -------      -------      --------          --------

  Exploration and Production                               (  538)      (1,691)       (2,229)            9,445
  Natural Gas Marketing                                       287          711           998               743
                                                          --------     --------     ---------         --------
         Total Oil & Gas Division                          (  251)      (  980)       (1,231)           10,188
                                                          --------     --------     ---------         --------

  Chemical Division                                         2,636        2,732         5,368             4,594
  Real Estate Division                                      1,121        1,026         2,147             2,438
                                                          --------     --------     ---------         ---------
         Total Operating Profit                             7,986        8,891        16,877            25,196
                                                          --------     --------     ---------         ---------

OTHER                                                      (1,270)      (   76)       (1,346)           (3,234)

INCOME BEFORE INCOME TAXES, EQUITY
 IN INCOME OF AFFILIATE AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
                                                          --------     --------     ---------         ---------
 PRINCIPLE                                                $ 6,716      $ 8,815      $ 15,531          $ 21,962
                                                          ========     ========     =========         =========


See accompanying notes to financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995


         The Company reported net income of $5,820,000 ($0.24 per share) on revenues of $79,301,000 for the second quarter of fiscal year 1995, compared with net income of $6,155,000 ($0.25 per share) on revenues of $87,883,000 during the second quarter of fiscal 1994. Net income for the first six months totaled $10,236,000 ($0.42 per share), compared with $17,408,000 ($0.71 per share) last year. Last year's first six months' net income includes the cumulative effect on prior years' income ($0.16 per share) caused by the change in accounting method for deferred taxes as required by FASB Statement 109.

         Net income for the six months ended March 31, 1995 includes $1,117,000 ($0.05 per share) after-tax gains from the sale of securities compared with no after-tax gains for the same period in 1994.

         The Exploration and Production Division reported operating losses of $1,691,000 and $2,229,000 for the second quarter and first six months of fiscal 1995, respectively. Operating profits of $4,333,000 and $9,445,000, were reported for the same periods in fiscal 1994. The significant drop in operating profits from 1994 to 1995 is the result of lower natural gas prices, reduced natural gas production volumes and increased dry hole costs.

         Natural gas prices for the second quarter and first six months of 1995 averaged $1.27 per mcf and $1.33 per mcf, respectively, compared with $1.86 per mcf and $1.85 per mcf in the same periods of 1994. Natural gas volumes for the first six months of 1995 were 71.9 mmcf/day compared with 85.3 mmcf/day for the first six months of 1994. Dry hole expense for the first six months of 1995 was $2,845,000 compared with $436,000 for the same period in 1994.

         The Contract Drilling Division reported an operating profit of $10,593,000 for the first six months of 1995, compared with $7,976,000 for the same period of fiscal 1994. The 32.8% increase in operating profit was mainly from international operations, including both Venezuela and Colombia where profitability increased significantly as compared with 1994. Five additional rigs were placed in service in Venezuela during the first six months of fiscal 1995. The increase in profit from operations in Colombia has been due to increased revenues and better operating margins as compared with the first six months of fiscal 1994. Three additional rigs in Colombia and one rig in Bolivia are expected to commence operations during the third and fourth quarters of 1995.

         The Chemical Division reported another strong quarter. An operating profit of $5,368,000 was reported for the first six months of 1995 compared with $4,594,000 for the same period in 1994.

         The Company has funded capital expenditures in excess of its cash flow internally over the past several years. However, the Company anticipates that it will sell additional portions of its investment portfolio and incur debt in order to help fund planned capital expenditures for the remainder of 1995. Capital expenditures budgeted for 1995 include expanded exploration activities, rig purchases and construction for Colombian and Venezuelan operations, as well as the Company's investment in a joint venture with its equity affiliate, Atwood Oceanics, Inc. The joint venture will construct a new generation offshore platform rig for work offshore Australia.

         During the first quarter of fiscal 1995, effective 10-1-94, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting this Statement on the March 31, 1995, balance sheet was to increase investments by $57,800,000, increase deferred tax liabilities by $21,964,000 and increase shareholders' equity by $35,836,000.

         There were no other significant changes to the Company's financial position since September 30, 1994.


                          PART II.   OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 1, 1995, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: Hans Helmerich, 21,799,937 for, and 71,082 withheld; George S. Dotson, 21,801,678 for, and 69,341 withheld; and George A. Schaefer, 21,796,676 for, and 74,343 withheld. There were no broker non-votes nor other abstentions. The other Directors whose term of office as Director continued after the meeting are W. H. Helmerich, III, William L. Armstrong, Glenn A. Cox, C. W. Flint, Jr., H. W. Todd and John D. Zeglis.

Item 6(b)  Reports on Form 8-K

  There were no reports on Form 8-K for the three months ended March 31, 1995.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELMERICH & PAYNE, INC.




Date:         MAY 11,       1995             /S/ DOUGLAS E. FEARS
      ----------------------                 -----------------------------------------
                                             Douglas E. Fears, Chief Financial Officer



Date:         MAY 11,       1995             /S/ HANS C. HELMERICH
      ----------------------                 -----------------------------------------
                                             Hans C. Helmerich, President


                                EXHIBIT INDEX




Exhibit                Description
- -------                -----------
  27               Financial Data Schedule