Form 10-Q
period 1995-06-30
HELMERICH & PAYNE INC
filed 1995-08-14
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended:  JUNE 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 1-4221

                           HELMERICH & PAYNE, INC,
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

Yes x   No
   ---    ---

            CLASS                                  OUTSTANDING AT JUNE 30, 1995
----------------------------                       ----------------------------
Common Stock,  .10 par value                                24,758,495

                                                   AUTHORIZED AT JUNE 30, 1995
                                                   ----------------------------
                                                            26,764,476



                                        Total Number of Pages   14

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



                                     INDEX



                                                                    PAGE NO.
PART  I.   FINANCIAL INFORMATION
         Consolidated Condensed Balance Sheets -
         June 30, 1995 and September 30, 1994. . . . . . . . . . . .    3


         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .    4


         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended June 30, 1995 and 1994 . . . . . . . . . .    5


         Consolidated Condensed Statements of Shareholders' Equity. .    6
         Nine Months Ended June 30, 1995


         Notes to Consolidated Condensed Financial Statements . . . .   7&8


         Revenues and Income by Business Segments . . . . . . . . . .    9


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .  10&11



PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . .      12


         Signature Page . . . . . . . . . . . . . . . . . . . . . . .   13

                         PART I  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                    (Unaudited)
                                                                      June 30         September 30
                                                                        1995              1994
                                                                    -----------       ------------
ASSETS
------
Current Assets
         Cash and cash equivalents                                  $   17,231                $   29,447
         Short-term investments                                          8,996                     8,997
         Accounts receivable, net                                       60,708                    59,897
         Inventories                                                    20,093                    20,995
         Prepaid expenses and other                                      6,278                     3,603
                                                                    -----------               -----------
                 Total Current Assets                                  113,306                   122,939

Investments                                                            153,553                    87,414

Property, Plant and Equipment, net                                     437,597                   400,651

Other Assets                                                            14,933                    13,823
                                                                    -----------               -----------
                 Total Assets                                       $  719,389                $  624,827
                                                                    ===========               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
         Accounts payable                                           $   27,122                $   22,645
         Accrued liabilities                                            22,556                    24,056
         Notes payable                                                  20,200                      -
                                                                    -----------               -----------
                 Total Current Liabilities                              69,878                    46,701
                                                                    -----------               -----------
Noncurrent Liabilities
         Deferred income taxes                                          67,782                    44,462
         Other                                                          12,794                     9,330
                                                                    -----------               -----------
                 Total Noncurrent Liabilities                           80,576                    53,792
                                                                    -----------               -----------
Shareholders' Equity
         Common stock, par value $.10 per share                          2,677                     2,677
         Preferred stock, no shares issued                                -                         -
         Additional paid-in capital                                     48,415                    48,196
         Net unrealized holding gains                                   36,865                      -
         Retained earnings                                             503,420                   496,280
                                                                    -----------               -----------
                                                                       591,377                   547,153
         Less treasury stock, at cost                                   22,442                    22,819
                                                                    -----------               -----------
                 Total Shareholders' Equity                            568,935                   524,334
                                                                    -----------               -----------
                                                                    $  719,389                $  624,827
                                                                    ===========               ===========

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)

                                                         Quarter     Ended               Nine Months Ended
                                                        6/30/95     6/30/94           6/30/95        6/30/94
                                                      ----------------------         ------------------------
REVENUES:
  Sales and other operating revenues                   $ 76,413      $ 77,052        $231,077       $244,055
  Income from investments                                 2,343         1,646           6,924          4,712
                                                       --------       -------         -------       --------
                                                         78,756        78,698         238,001        248,767
                                                       --------       -------         -------       --------
COST AND EXPENSES:
  Operating costs                                        49,725        51,952         149,065        158,902
  Depreciation, depletion and                            13,792        12,337          40,606         37,599
   amortization
  Dry holes and abandonments                              1,888         2,055           6,383          4,671
  Taxes, other than income taxes                          3,962         3,585          12,099         11,718
  General and administrative                              2,037         1,842           6,822          6,765
  Interest                                                   94           111             237            334
                                                       --------       -------         -------       --------
                                                         71,498        71,882         215,212        219,989
                                                       --------       -------         -------       --------
INCOME BEFORE INCOME TAXES, EQUITY
 IN INCOME OF AFFILIATE AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                     7,258         6,816          22,789         28,778
INCOME TAX EXPENSE                                        2,822         2,222           8,643         11,123

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                        148            66             674            413
                                                       --------       -------         -------       --------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                           4,584         4,660          14,820         18,068

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                                       -             -               -            4,000
                                                       --------       -------         -------       --------
 NET INCOME                                            $  4,584       $ 4,660         $14,820       $ 22,068
                                                       ========       =======         =======       ========
PER COMMON SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                           $0.19         $0.19           $0.60          $0.74

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                       -             -               -             0.16
                                                          -----         -----           -----          -----

NET INCOME                                                $0.19         $0.19           $0.60          $0.90
                                                          =====         =====           =====          =====

CASH DIVIDENDS (Note 2)                                  $0.125         $0.12          $0.375          $0.36

AVERAGE COMMON SHARES OUTSTANDING                        24,573        24,442          24,516         24,399


See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                     06/30/95        06/30/94
                                                                                     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                                                           $ 14,820         $ 22,068
Adjustments to reconcile net income to net
 cash provided by operating activities-
  Depreciation, depletion and amortization                                             40,606           37,599
  Dry holes and abandonments                                                            6,383            4,671
  Cumulative effect of change in accounting principle                                    -              (4,000)
  Equity in income of affiliate before income taxes                                    (1,087)            (667)
  Amortization of deferred compensation                                                 1,037            1,356
  Gain on sale of securities                                                           (2,947)            -
  Other, net                                                                             (771)            (684)
  Change in assets and liabilities-
    (Increase)Decrease in accounts receivable                                            (811)             166
    (Increase)Decrease in inventories                                                     902           (3,290)
    Increase in prepaid expenses and other                                             (3,785)            (780)
    Increase(Decrease) in accounts payable                                              4,477           (4,652)
    Increase in accrued liabilities                                                     1,500            5,515
    Increase in deferred income taxes                                                     726            3,315
    Increase(Decrease) in other noncurrent liabilities                                  3,464           (1,077)
                                                                                     ---------        ---------
        Total Adjustments                                                              49,694           37,472
                                                                                     ---------        ---------
          Net cash provided by operating activities                                    64,514           59,540
                                                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Capital expenditures, including dry hole costs                                       (88,345)         (66,546)
 Proceeds from sales of property, plant and equipment                                   2,156            2,962
 Purchase of investments                                                               (9,927)          (1,500)
 Proceeds from sale of investments                                                      7,294             -
 Purchase of short-term investments                                                      -                 (12)
 Proceeds from sale of short-term investments                                            -                 124
                                                                                     ---------        ---------
        Net cash used in investing activities                                         (88,822)         (64,972)
                                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
 Proceeds from notes payable                                                           20,200             -
 Payments made on long-term debt                                                         -              (3,139)
 Dividends paid                                                                        (9,265)          (8,877)
 Proceeds from exercise of stock options                                                1,157              764
                                                                                     ---------        ---------
          Net cash provided by (used in) financing
            activities                                                                 12,092          (11,252)
                                                                                     ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (12,216)         (16,684)
CASH AND CASH EQUIVALENTS, beginning of period                                         29,447           61,656
                                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                             $ 17,231         $ 44,972
                                                                                     =========        =========


See accompanying notes to financial statements.
Certain reclassifications have been made in the 1994 statement to conform to the 1995 presentation.

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)


                                                                                  Net
                                                                                Unrlzed
                                               Common Stock        Paid-In       Holding   Retained            Treasury Stock
                                             Shares   Amount       Capital       Gains     Earnings           Shares     Amount
                                             ---------------       -------     --------    --------         ---------------------
Balance, September 30, 1994                  26,764   $2,677       $48,196           -     $496,280            2,054    $(22,819)

  Adoption of FASB Statement No. 115            -        -             -          34,435        -                -           -

  Increase during fiscal 1995                   -        -             -           2,430        -                -           -

  Cash dividends ($0.375 per share)             -        -             -             -       (9,277)             -           -

  Exercise of stock options                     -        -             610           -          -                (63)        546

  Forfeiture of restricted stock
   award                                        -        -            (391)          -          560               15        (169)

  Amortization of deferred
   compensation                                 -        -             -             -        1,037              -           -

  Net income                                    -        -             -             -       14,820              -           -
                                             -------------------------------------------------------------------------------------


Balance, June 30, 1995                       26,764   $2,677       $48,415       $36,865   $503,420            2,006    $(22,442)
                                             =====================================================================================

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the nine months ended June 30, 1995, and June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

2. The $.125 cash dividend declared in March was paid June 1, 1995. On June 7, 1995, a cash dividend of $.125 per share was declared for shareholders of record on August 15, 1995, payable September 1, 1995.

3.       Inventories consisted of the following (in thousands of dollars):

                                                          06-30-95           09-30-94
                                                          --------           --------
                  Raw Materials                           $     47           $     75
                  Works in Progress                            337                361
                  Finished Goods                               866              1,027
                  Materials & Supplies                      18,843             19,532
                                                          --------           --------
                                                          $ 20,093           $ 20,995
                                                          ========           ========

4. Income from investments includes $2,947,000 from gains on sales of securities during the first nine months of 1995, and no gains on sales of securities during the first nine months of 1994.

5. In May, 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The change had no effect on net income. The opening balance of shareholders' equity was increased by $34,435,000 (net of $21,106,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at lower of cost or market.

         During the quarter ended June 30, 1995, the net unrealized holding gains of the Company's securities classified as available-for-sale increased by $1,029,000 (net of $630,000 in deferred income taxes). For the nine months ended June 30, 1995, the net unrealized holding gains increased by $2,430,000 (net of $1,488,000 in deferred income taxes).

         Effective October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS
         109). The cumulative effect on prior years of adopting the change was recorded in the quarter ended December 31, 1993, and increased net income for the quarter by $4.0 million.

6. The Company maintains a line of credit agreement with certain banks which provides for maximum borrowing of $75,000,000 at adjustable interest rates based on London Interbank Offered Rates (LIBOR). The borrowings will mature either in May of 1996 or May of 1998. A $30,000,000 portion of the line is for a 364 day term and a $45,000,000 portion is for a three year term. As of June 30, 1995, the Company had borrowed $20,200,000 against the line of credit, at a weighted average interest rate of 6.45%, leaving an unused portion of $54,800,000. The funds were used to pay for current capital expenditures in excess of cash flows.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)


                                                             FISCAL YEAR 1995                         FY 1994
                                              1st Qtr      2nd Qtr      3rd Qtr     Nine Mos.         Nine Mos.
                                              -----------------------------------------------         ---------
Sales and Other Revenues:
  Contract Drilling-Domestic                 $25,488      $23,553      $21,599      $ 70,640          $ 61,355
  Contract Drilling-Internat'l                22,150       24,609       28,889        75,648            71,338
                                             -------      -------      -------      --------          --------
    Total Contract Drilling
         Division                             47,638       48,162       50,488       146,288           132,693
                                             -------      -------      -------      --------          --------
  Exploration and Production                  13,471       11,037       11,694        36,202            47,567
  Natural Gas Marketing                        9,479        8,948        8,140        26,567            42,399
                                             -------      -------      -------      --------          --------
    Total Oil & Gas Division                  22,950       19,985       19,834        62,769            89,966
                                             -------      -------      -------      --------          --------
  Chemical Division                            5,951        5,951        4,108        16,010            14,928
  Real Estate Division                         1,846        1,892        1,886         5,624             5,968
  Investments and other                        1,559        3,311        2,440         7,310             5,212
                                             -------      -------      -------      --------          --------
Total Revenues                               $79,944      $79,301      $78,756      $238,001          $248,767
                                             =======      =======      =======      ========          ========
OPERATING PROFIT:

  Contract Drilling-Domestic                 $ 1,125      $ 1,359      $ 1,766      $  4,250          $  3,979
  Contract Drilling-Internat'l                 3,355        4,754        4,432        12,541             9,926
                                             -------      -------      -------      --------          --------
     Total Contract Drilling
          Division                             4,480        6,113        6,198        16,791            13,905
                                             -------      -------      -------      --------          --------
  Exploration and Production                    (538)      (1,691)        (671)       (2,900)            9,450
  Natural Gas Marketing                          287          711          386         1,384             1,062
                                             -------      -------      -------      --------          --------
     Total Oil & Gas Division                   (251)        (980)        (285)       (1,516)           10,512
                                             -------      -------      -------      --------          --------
  Chemical Division                            2,636        2,732          629         5,997             5,177
  Real Estate Division                         1,121        1,026        1,063         3,210             3,493
                                             -------      -------      -------      --------          --------
     Total Operating Profit                    7,986        8,891        7,605        24,482            33,087
                                             -------      -------      -------      --------          --------
OTHER                                         (1,270)         (76)        (347)       (1,693)           (4,309)
                                             -------      -------      -------      --------          --------
INCOME BEFORE INCOME TAXES,
EQUITY IN INCOME OF AFFILIATE
AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE               $ 6,716      $ 8,815      $ 7,258      $ 22,789          $ 28,778
                                             =======      =======      =======      ========          ========

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995

Results of Operations

         The Company's net income was $4,584,000 ($0.19 per share) on revenues of $78,756,000 for the third quarter of fiscal year 1995, compared with net income of $4,660,000 ($0.19 per share) on revenues of $78,698,000 during the third quarter of fiscal 1994. Net income for the first nine months totaled $14,820,000 ($0.60 per share), compared with $22,068,000 ($0.90 per share) last year. Last year's first nine months' net income includes the cumulative effect on prior years' income ($.016 per share) caused by the change in accounting method for deferred taxes as required by FASB Statement 109.

         Net income for the nine months ended June 30, 1995, includes
$1,800,000   after-tax gains from the sale of securities, compared with no after-tax gain from the sale of securities for the same period in 1994.

         The Exploration and Production Division had operating losses of $671,000 and $2,900,000, respectively, for the third quarter and first nine months of fiscal 1995. Operating profits of $5,000 and $9,450,000 were reported for the same periods in fiscal 1994. The significant decrease in operating profits from 1994 to 1995 continues to be the result of lower natural gas prices, reduced natural gas volumes and increased dry hole costs.

         Natural gas prices for the third quarter and first nine months of 1995 averaged $1.28 per mcf and $1.31 per mcf, respectively, compared with $1.59 per mcf and $1.77 per mcf in the same periods in 1994. Natural gas volumes for the first nine months of 1995 were 71,108 mmcf/day compared with 78,820 mmcf/day for the first nine months of 1994. Dry hole expense for the first nine months of 1995 was $4,078,000 compared with $977,000 for the same period in 1994.

         The Contract Drilling Division had an operating profit of $16,791,000 for the first nine months of 1995, compared with $13,905,000 for the same period of fiscal 1994. The increase is due to expanded operations in Venezuela and Colombia. Two additional rigs in Colombia and one rig in Bolivia commenced operations at the end of the third quarter. The Company now has 35 international rigs, 35 U.S. land rigs and 11 platform rigs.


Liquidity and Capital Resources

         Net cash provided by operating activities was $64,514,000 for the first nine months of fiscal 1995, compared with $59,540,000 for the same period in 1994.

         Capital expenditures for the first nine months of 1995 were $88,345,000, compared with $66,546,000 for the same period in 1994. Capital expenditures related to our international drilling operations were $55,550,000 (63%) for the first nine months of fiscal 1995, compared with $20,300,000 (31%) in fiscal 1994.

         The Company has internally funded capital expenditures in excess of its cash flow over the past several years. The current year capital expenditures were partially funded through the sale of a portion of the Company's investment portfolio and through amounts borrowed under its line of credit agreement.

         The line of credit agreement provides for maximum borrowing of $75,000,000 at adjustable interest rates based on London Interbank Offered Rates (LIBOR). As of June 30, 1995, the Company had borrowed $20,200,000 against the line of credit, leaving an unused portion of $54,800,000. The Company anticipates it will borrow additional amounts under its line of credit and sell additional portions of its equity investment portfolio to fund planned capital expenditures during fiscal 1996.

         There were no other significant changes in the Company's financial position since September 30, 1994.

                          PART II.   OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended June 30, 1995.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELMERICH & PAYNE, INC.


Date:       AUGUST 14,      1995             /S/ DOUGLAS E. FEARS
      ----------------------                 -----------------------------------------
                                             Douglas E. Fears, Chief Financial Officer



Date:       AUGUST 14,      1995             /S/ HANS C. HELMERICH
      ----------------------                 -----------------------------------------
                                             Hans C. Helmerich, President

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
