Form 10-K
period 1995-09-30
HELMERICH & PAYNE INC
filed 1995-12-22
CIK 46765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-4221

                            HELMERICH & PAYNE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     73-0679879
       (State or other jurisdiction of                       (I.R.S. employer
        incorporation or organization)                     identification no.)
        UTICA AT TWENTY-FIRST STREET,                             74114
               TULSA, OKLAHOMA                                  (Zip code)
   (Address of principal executive offices)

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     At December 15, 1995, the aggregate market value of the voting stock held by non-affiliates was $674,214,412.

     Number of shares of common stock outstanding at December 15, 1995:
24,764,620.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1995 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 6, 1996 -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

              Annual Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1995

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

         The Registrant is organized into four separate autonomous operating divisions being contract drilling; oil and gas exploration, production and
natural gas marketing; chemicals; and real estate.   While there is a limited
amount of intercompany activity, each division operates essentially independently of the others. Each of the divisions, except exploration and production, conduct their respective business through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

         Most of the Registrant's current exploration effort is concentrated in Louisiana, Oklahoma, Texas, and the Hugoton Field of western Kansas. The Registrant also explores from time to time in the Rocky Mountain area, New Mexico, Alabama, Florida, and Mississippi. Substantially all of the Registrant's gas production is sold to and resold by a marketing subsidiary. This subsidiary also purchases gas from unaffiliated third parties for resale.

         The Registrant's contract drilling is primarily conducted domestically in Alabama, Oklahoma, Texas, Mississippi, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 1995 in six international locations: Venezuela, Ecuador, Colombia, Trinidad and Tobago, Yemen, and Bolivia.

         The Registrant's odorants are manufactured in its plant in Baytown, Texas, and the Registrant's real estate investments are located in Tulsa, Oklahoma, where the Registrant has its executive offices.

         CONTRACT DRILLING

         The Registrant believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Registrant specializes in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote areas of the world. For its international operations, the Registrant also constructs and operates rigs which are transportable by helicopter. In the United States, the Registrant draws its customers primarily from the major oil companies and the larger independents, which are the companies generally engaged in deep drilling. The Registrant also drills for its own oil and gas division. In South America, the Registrant's current customers include the Venezuelan state petroleum companies and major international oil companies.

         British Petroleum Company, P.L.C., including its affiliates, ("BP") is the Registrant's largest single customer. The Registrant performs drilling services for BP, both domestically and internationally. Each drilling rig operates under a separate contract. The Registrant believes that its relationship with BP is good. Revenues from drilling services performed for BP in fiscal 1995 accounted for approximately 18% of the Registrant's consolidated revenues for the same period.

         The Registrant provides drilling equipment, personnel, and camps for others on a contract basis for exploration and development of onshore areas and for development from fixed platforms in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps to circulate the drilling fluid, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A helicopter rig is one that can be disassembled into component part loads of 4,000 pounds and transported to remote locations by helicopter, cargo plane, or other means.

         The Registrant's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers (on a smaller scale than the drilling rigs). A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in producing wells.

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

         While current fixed term contracts are for one to three year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms, although the contracting parties have
no legal obligation to do so.   Contracts generally contain renewal or
extension provisions exercisable at the option of the customer at prices mutually agreeable to the Registrant and the customer, and in most instances provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses; however, increasingly government owned petroleum companies are requesting that a greater proportion of these payments be made in local currencies. See Regulations and Hazards, page I-8.

         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 1995, the Registrant had 31 of a total of 41 available rigs operating in the United States and had management contracts for two operator owned rigs in offshore California.

         The Registrant is competitively strongest in deep drilling rigs. Twenty-three of its existing rigs are capable of drilling to depths in excess of 20,000 feet.

         International Drilling

         The Registrant's international drilling operations began in 1958 with the acquisition of the Sinclair Oil Company's drilling rigs in Venezuela. Helmerich & Payne de Venezuela, C.A., a wholly owned subsidiary of the Registrant, is one of the leading drilling contractors in Venezuela. Beginning in 1972, with the introduction of its first helicopter rig, the Registrant expanded into other Latin American countries.

         Venezuelan operations continue to be a significant part of the Registrant's operations. The Registrant presently owns and operates 18 drilling rigs in Venezuela and has labor contracts to operate two government-owned drilling rigs in Venezuela. The Registrant had a utilization rate of 89% for these rigs during fiscal 1995. The Registrant worked for all three government owned producing companies in Venezuela (Corpoven, Maraven and Lagoven) during the fiscal year ended September 30, 1995. Collectively, revenues from the three producing companies amounted to approximately 13% of the Registrant's consolidated revenues during fiscal 1995. The Registrant believes its relations with such producing companies are good.

         During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business.

         The Registrant's operations in Colombia continue to increase. The Registrant presently owns and operates ten drilling rigs in Colombia. The Registrant's utilization rate for such rigs was 87% during fiscal 1995. During fiscal 1995 the revenue generated by Colombian drilling operations contributed approximately 16.6% of the Registrant's consolidated revenues.

         In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 1995 owned and operated four rigs in Ecuador, one rig in Trinidad and Tobago, one rig in Bolivia, and one rig in Yemen. During 1995, the rig located in Yemen was moved to Bolivia. In Ecuador, Trinidad and Tobago, and Bolivia, the contracts are with large international oil companies.

         In August of 1994, a newly formed venture owned 50% by the Registrant and 50% by its affiliate, Atwood Oceanics, Inc., was awarded a term contract in Australia for the design, construction and operation of a new generation platform rig. The rig, which incorporates some of the latest technology in instrumentation and remote control mechanization of drilling equipment, was recently completed. While the platform operator has postponed commencement of mobilization to Australia until March of 1997, the operator will pay the venture a holding rate during the postponement.

         The Registrant was recently awarded a three-year term contract to provide platform drilling services for a major oil company in the Gulf of Mexico. The Registrant should complete construction in December of 1995 of a new generation rig for installation upon a tension leg platform. The tension leg platform concept allows platform drilling operations to be conducted at significantly greater water depths. Drilling operations are expected to commence in the spring of 1996. The same major oil company entered into a letter of intent for the Registrant's construction of a second rig which is to be installed on a tension leg platform in approximately 3,200 feet of water in the Gulf of Mexico. A three-year term drilling contract for the second rig is currently being finalized with rig construction scheduled to be completed and the contract to commence in December, 1996.

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

         Although many contracts for drilling services are awarded based solely on price, the Registrant has been successful in establishing long-term relationships with certain customers which have allowed the Registrant to secure drilling work even though the Registrant may not have been the lowest bidder for such work. The Registrant has continued to attempt to differentiate its services based upon its engineering design expertise, operational efficiency, and safety and environmental awareness.

         The Registrant made a commitment to deep drilling in the early 1970's. During the past several years, there has been what appears to the Registrant to be an oversupply of unregulated natural gas. As a result, the demand for deep drilling for gas has decreased.

         Regulations and Hazards

         The drilling operations of the Registrant are subject to the many hazards inherent in the business, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas.

         The Registrant believes that it is adequately insured, with coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering
risks), and employer's liability.   No insurance is carried against loss of
earnings.   The Registrant's present coverage has been contracted through fiscal 1996. However, in view of conditions generally in the liability insurance industry, no assurance can be given that the Registrant's present coverage will not be cancelled during fiscal 1996 nor that insurance coverage will continue to be available at rates considered reasonable.

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

         During fiscal 1995, approximately 33% of the Registrant's consolidated revenues were generated from international contract drilling operations. Over 90% of the international revenues were from Venezuela, Colombia, and Ecuador. Exposure to potential losses from currency devaluation is minimal in the countries of Colombia and Ecuador. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

         In Venezuela, approximately 65% of the Registrant's revenues are in U.S. dollars and the other 35% are in the local currency, the Bolivar. The Registrant is exposed to certain risks of currency devaluation in Venezuela as a result of Bolivar receivable balances and necessary Bolivar cash balances. In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the Bolivar. It is estimated that the Registrant will not experience a material loss, if any, from such devaluation.

It is uncertain when the government will again adjust the exchange rate, but the Registrant does not expect losses from future adjustments in the exchange rate to be material. The Registrant has been able to offset some of the devaluation exposure through a government approved mechanism which allows the purchase of local currency at favorable market exchange rates.

         Many aspects of the Registrant's operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Registrant is indemnified under drilling contracts from environmental damages, except in certain cases of surface pollution, but the enforceability of indemnification provisions in foreign countries may be questionable.

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

         Most of the Registrant's current exploration and drilling effort is concentrated in Oklahoma, Kansas, Texas, and Louisiana. The Registrant also explores from time to time in New Mexico, Alabama, Florida, Michigan, Mississippi, and the Rocky Mountain area.

         A reorganization of the Registrant's exploration and production division was accomplished in September, 1995. This action resulted in the consolidation or elimination of several management positions, the elimination of several consulting geologists, and the formation of several geographical exploitation teams. These teams are comprised of geological, engineering, and land personnel who will primarily develop in-house oil and gas prospects as well as review a limited number of outside prospects and acquisitions for their respective geographical areas. The Registrant believes that this structure will allow each team to gain greater expertise in its respective geographical area and will encourage the development of successful prospects.

         Most of the current exploration and production employees were retained in the reorganized division. The Registrant expects that the total number of employees within the division during fiscal 1996 will remain approximately the same. The reorganized division will be managed by the Registrant's Vice President of Production.

         During the past fiscal year, the Registrant has continued to reduce its expenditures for exploration of fractured Austin Chalk reservoirs in central Louisiana and has elected to allow certain oil and gas leases covering approximately 52,663 net acres to expire. The Registrant's present efforts are concentrated in the western portion of its acreage located primarily in Vernon and Rapides Parishes, Louisiana. During 1994, OXY USA drilled an Austin Chalk well, adjacent to a substantial acreage position of the Registrant. A second well offsetting the original well has been commenced. The Registrant did not participate as a working interest owner in either of these wells, but retained an overriding royalty interest. In addition, the Registrant reached an agreement with another exploration and production company whereby the Registrant will reduce its interest in certain of its acreage in return for payment of all of the Registrant's share of drilling and completion costs in a minimum of two (2) Austin Chalk wells. The first well has been drilled and is presently being tested. The Registrant will monitor production from these wells to assist in the determination of the amount of its participation, if any, in additional drilling in the area and the extent of its continued payment of annual rentals.

         The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep expensive, high risk/high return wells. During fiscal 1995, the Registrant participated in 46 development and/or wildcat wells, which resulted in new discoveries of approximately 8.8 bcf of gas and 328,539 barrels of oil and condensate. The Registrant participated in 13 additional development wells, which resulted in the development of approximately 3.0 bcf of gas and 4,404 barrels of oil and condensate which was previously classified as proved undeveloped or proved developed nonproducing reserves. A total of $23,199,430 was spent in the Registrant's exploration and development program during fiscal 1995. This figure is exclusive of expenditures for acreage and acquisitions of proved oil and gas reserves. The Registrant's total company-wide acquisition cost for acreage in fiscal 1995 was $1,564,986.

         The Registrant spent $1,228,071 for the acquisition of proved oil and gas reserves during fiscal 1995. Reserves from such acquisitions totaled approximately 1.9 bcf of natural gas and 310 barrels of crude oil and condensate. In addition, the Registrant sold 47 properties for $325,126. The reserves associated with these sales were approximately 116,000 mcf of natural gas and 26,251 barrels of crude oil.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and its wholly owned subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells or development wells. Although the market for natural gas has been in a state of over-supply for the past several years, the Registrant is of the opinion that the supply/demand for natural gas is moving towards a state of equilibrium. Winter demand and its effect on gas storage has a significant effect on natural gas pricing. The stability of short-term prices for natural gas will largely depend upon the demand during the heating season and the reduction of storage throughout the United States. Other causes affecting supply/demand imbalances may be federal regulation of the market; large quantities of developed gas reserves in Canada and Mexico available for export by pipelines to the United States; fuel switching between fuel oil and natural gas; development of coalbed methane; and development of large quantities of liquefied natural gas in Trinidad and Tobago and Africa available for export to the United States.

         Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its recent practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of higher than posted prices for such crude oil production.

         Competition

         The Registrant competes with numerous other companies and individuals in the acquisition of oil and gas properties and the marketing of oil and gas. The Registrant continues to believe that it should prepare for increased exploration activity without committing to a definite drilling timetable involving large expenditures. The Registrant also believes that the intense competition for the acquisition of gas producing properties will continue. Through its acquisition experience, the Registrant believes it can still remain competitive and intends to continue purchasing quality long-life oil and gas reserves. The Registrant's competitors include major oil companies, other independent oil companies, and individuals, many of whom have financial resources, staffs, and facilities substantially larger than those of the Registrant. In addition, many of the Registrant's competitors purchase reserves based upon price forecasts and reserve evaluations, which the Registrant believes are substantially higher than the Registrant's price forecasts and reserve evaluations. Many major oil companies have committed much of their resources to offshore and international acquisitions and exploration. Although the effect of these competitive factors on the Registrant cannot be predicted with certainty, it would appear that the withdrawal of major oil companies from domestic exploration and production will provide increased domestic opportunities for the Registrant.

         The Registrant's fiscal 1996 exploration and production budget of approximately $28,000,000 is 29.4% greater than its actual exploration and production expenditures in fiscal 1995.

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

         On April 8, 1992; August 3, 1992; and November 27, 1992, the FERC issued Order 636, Order 636-A, and Order 636- B (collectively, "Order 636"), respectively, which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies.
Order 636 has been implemented through individual interstate pipeline restructuring proceedings. Although Order 636 has provided the Registrant with additional market access and more fairly applied transportation service rates, it has also subjected the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Appeals of Order 636 are currently pending and the Registrant cannot predict the ultimate outcome of court review. Order 636 may be reversed in whole or in part on review. Individual restructuring orders may also be reversed in whole or in part whether or not Order 636 is upheld. Assuming that Order 636 is upheld in its entirety, the Registrant believes that it will benefit from the provisions of such Order.

         The FERC has recently announced its intention to re-examine certain of its transportation-related policies, including the manner in which interstate pipelines release transportation capacity under Order 636 and the use of market-based rates for interstate gas transportation. While any resulting FERC action would affect the Registrant only indirectly, these inquiries are intended to further enhance competition in the natural gas markets. In addition, the FERC issued a policy statement on how interstate natural gas pipelines can recover the cost of new pipeline facilities. While this policy statement in its present form affects the Registrant only indirectly, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. However, requests for rehearing of this policy statement are currently pending. The Registrant cannot predict what action the FERC will take on these requests. However, the Registrant believes any such action will not have a material impact on the Registrant.

         Under the NGA, natural gas gathering facilities are exempt from FERC jurisdiction. The Registrant believes that its gathering systems meet the traditional tests that the FERC has used to establish a pipeline's status as a gatherer. Commencing in May 1994, the FERC has issued a series of orders in individual cases that delineate its gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers. Several of the FERC's orders delineating its new gathering policy are subject to pending court appeals. It is not possible at this time to predict the ultimate effect of the new policy, although it could affect access to and rates charged for interstate gathering services. However, the Registrant does not presently believe the status of its facilities would be affected by modification to the statutory criteria.

         The Registrant's natural gas gathering operations may become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. For example, various federal legislative proposals addressing pipeline safety issues are currently pending, including a federal "one call" notification system and certain new construction specifications. Similar or additional legislation is likely to be proposed in the near future. The Registrant believes that the adoption of additional pipeline safety legislation will not materially affect the Registrant in light of its relatively minor gathering operations.

         On February 2, 1994, the Kansas Corporation Commission ("KCC") issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. Such order was affirmed by a Kansas district court in September of 1994. An appeal of the KCC's order is presently pending. As a consequence of this order, the Registrant has drilled 47 infill wells and believes that it will be necessary in the near future to drill an additional 65 to 70 wells with the total costs to the Registrant ranging from $6.5 to $7 million. Several of these wells will be drilled to a depth of 5,500 feet in search of additional reserve-bearing formations.

         Additional proposals and proceedings that might affect the oil and gas industry are pending before the Congress, the FERC, and the courts. The Registrant cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue. Notwithstanding the foregoing, it is anticipated that compliance with existing federal, state and local laws, rules and regulations will not have a material adverse effect upon the capital expenditures, earnings or competitive position of the Registrant.

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

         Environmental Laws

         The Registrant's activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. In the opinion of the Registrant's management, its operations substantially comply with applicable environmental
legislation and regulations.   The existence of such legislation and
regulations has had no material effect on the Registrant's operations, and the cost of compliance therewith has not been material to date.

         The Registrant believes that compliance with existing federal, state, and local laws, rules, and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have any material effect upon the capital expenditures, earnings, or competitive position of the Registrant.

         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc., ("HPESI") continues into its seventh year of business with emphasis on the purchase and marketing of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression and gathering services for a fee. During fiscal year 1995, HPESI's sales of third-party gas constituted approximately 10.6% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. Term gas sales contracts are for varied periods ranging from four months to seven years. However, recent contracts have tended toward shorter terms.

The remainder of the Registrant's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 1996, HPESI's term gas sales contracts provide for the sale of approximately 13 bcf of gas. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-14 through I-23 regarding the market, competition, and regulation of natural gas.

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

         The Registrant is one of only two companies which sells odorants for liquefied petroleum gases and is one of only three companies which sells odorants for natural gas within the United States. The Registrant believes that its market share approximates 40% to 50% of all domestic odorant sales. Competition for liquefied petroleum odorant sales is primarily based upon service considerations, while natural gas odorant manufacturers compete for sales based on price and service considerations.

         The manufacturing facility is adjacent to a major refinery and chemical plant complex of Exxon Corporation, from which the Registrant obtains most of its principal raw materials. The Registrant's chemical plant and related operations are subject to numerous local, state, and federal environmental laws and regulations. The Registrant believes it is currently in substantial compliance with all such laws and that compliance with the same will not have any material effect upon the capital expenditures, earnings or competitive position of the Registrant.

         During the fourth quarter of fiscal 1995, the Registrant retained an investment banking firm for the purpose of advising the Registrant regarding the potential sale of its chemical operations. The Registrant has authorized such firm to solicit indications of interest in the Registrant's chemical operations from certain prospective purchasers.

         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (98% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (78% of which is currently leased). The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

         At the end of the 1995 fiscal year the Registrant owned 19 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Eleven of the Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to third parties during fiscal 1995.

         The Registrant is also engaged in the business of leasing multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 90%. The Registrant also owns approximately 1 1/2 acres of undeveloped land lying adjacent to such warehouses.

         The Registrant also owns a 270 acre tract known as Southpark located in the high-growth area of southeast Tulsa and consisting of approximately 257 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has reached 100% primarily due to the expansion of several existing tenants. Preliminary planning has been accomplished to determine the best development uses for the remaining land. A high quality office park, with peripheral commercial, office/warehouse, and hotel sites, has been contemplated.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from 47% during fiscal 1995 to 68% currently due primarily to the addition of one new tenant. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. Occupancy has increased to 94% due to expansion of existing tenants and additions of new tenants during fiscal 1995.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 1995 occupancy increased from 50% to 65% primarily due to one tenant's expansion. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 1995, occupancy increased from 63% to 81% by the addition of one new tenant and the expansion of one existing tenant.

         FINANCIAL

         Information relating to Revenue and Income by Business Segments may be found on page 11 of the Registrant's Annual Report to Shareholders for fiscal 1995, which is incorporated herein by reference.

         EMPLOYEES

         The Registrant had 1,716 employees within the United States (11 of which were part-time employees) and 1,529 employees in international operations as of September 30, 1995.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the Registrant's existing domestic drilling rigs:

    Rig         Registrant's    Optimum Working     Present
Designation    Classification    Depth in Feet     Location
-----------    --------------   ---------------    --------
    110          Medium Depth         12,000          Texas
    141          Medium Depth         14,000          Texas
    142          Medium Depth         14,000          Texas
    143          Medium Depth         14,000          Texas
    145          Medium Depth         14,000          Texas
    146          Medium Depth         14,000          Texas
    156          Medium Depth         14,000          Texas
    157          Medium Depth         14,000          Texas
     95          Medium Depth         16,000          Texas
     96          Medium Depth         16,000          Oklahoma
    118          Medium Depth         16,000          Texas
    119          Medium Depth         16,000          Texas
    120          Medium Depth         16,000          Texas
    147          Medium Depth         16,000          Texas
    154          Medium Depth         16,000          Texas
     78          Deep                 20,000          Texas
     79          Deep                 20,000          Louisiana
     80          Deep                 20,000          Oklahoma
     89          Deep                 20,000          Alabama
     92          Deep                 20,000          Oklahoma
     94          Deep                 20,000          Texas
     98          Deep                 20,000          Oklahoma
    122          Deep                 26,000          Louisiana
     97          Deep                 26,000          Texas
     99          Deep                 26,000          Texas
    137          Deep                 26,000          Texas
    149          Deep                 26,000          Texas
     72          Very Deep            30,000          Louisiana
     73          Very Deep            30,000          Louisiana
    127          Very Deep            30,000          Oklahoma
    101          Medium Depth         16,000        * Gulf of Mexico
    104          Medium Depth         16,000        * Offshore California
    108          Medium Depth         16,000        * Gulf of Mexico
     91          Deep                 20,000        * Gulf of Mexico
    102          Deep                 20,000        * Offshore California
    103          Deep                 20,000        * Offshore California
    105          Deep                 20,000        * Gulf of Mexico
    109          Deep                 20,000        * Gulf of Mexico
    100          Deep                 26,000        * Gulf of Mexico
    106          Deep                 26,000        * Gulf of Mexico
    107          Deep                 26,000        * Gulf of Mexico

*    Offshore platform rig

         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                          Years ended September 30,
                                          -------------------------
                                    1991    1992    1993    1994   1995
                                    ----    ----    ----    ----   ----
Number of rigs owned at end of
  period                             46      39      42      47     41
Average rig utilization rate
  during period (1)                  47%     42%     53%     69%    71%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs:

     Rig          Registrant's          Optimum Working   Present
 Designation     Classification          Depth in Feet    Location
 -----------     --------------         ---------------   --------
       3         Workover/drilling             6,000      Venezuela
      14         Workover/drilling             6,000      Venezuela
      19         Workover/drilling             6,000      Venezuela
      20         Workover/drilling             6,000      Venezuela
     140         Medium Depth                 10,000      Venezuela
     158         Medium Depth                 10,000      Venezuela
     159         Medium Depth                 12,000      Venezuela
     132         Medium Depth                 16,000      Ecuador
      12         Deep (helicopter rig)        18,000      Ecuador
      22         Deep (helicopter rig)        18,000      Bolivia
      23         Deep (helicopter rig)        18,000      Ecuador
     121         Deep                         20,000      Colombia
      45         Deep                         26,000      Venezuela
      82         Deep                         26,000      Venezuela
      83         Deep                         26,000      Venezuela
     117         Deep                         26,000      Trinidad & Tobago
     123         Deep                         26,000      Bolivia
     138         Deep                         26,000      Ecuador
     148         Deep                         26,000      Venezuela
     160         Deep                         26,000      Venezuela
     115         Very Deep                    30,000      Venezuela
     116         Very Deep                    30,000      Venezuela
     125         Very Deep                    30,000      Colombia
     113         Very Deep                    30,000      Venezuela
     128         Very Deep                    30,000      Venezuela
     129         Very Deep                    30,000      Venezuela
     133         Very Deep                    30,000      Colombia
     134         Very Deep                    30,000      Colombia

     Rig          Registrant's          Optimum Working   Present
 Designation     Classification          Depth in Feet    Location
 -----------     --------------         ---------------   --------
     135         Very Deep                    30,000      Colombia
     136         Very Deep                    30,000      Colombia
     150         Very Deep                    30,000      Venezuela
     151         Very Deep                    30,000      Colombia
     152         Super Deep                   30,000+     Colombia
     153         Super Deep                   30,000+     Colombia
     139         Super Deep                   30,000+     Colombia

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                             Years ended September 30,
                                             -------------------------
                                      1991   1992   1993    1994    1995
                                      ----   ----   ----    ----    ----
Number of rigs owned at end of
  period                               25     30     29      29      35
Average rig utilization rate
  during period (1)                    69%    69%    68%     88%     84%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are domestic.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the fiscal years 1993 through 1995 are shown below:

                                             Average Sales           Average Lifting
            Year        Net Barrels         Price per barrel         Cost per Barrel
            ----        -----------         ----------------         ---------------
            1993          875,713               $17.58                    $8.63
            1994          887,455               $14.83                    $7.74
            1995          808,058               $16.37                    $7.86

         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1993 through 1995 are as follows:

                                        Average Sales       Average Lifting
           Year           Net Mcf       Price per Mcf        Cost per Mcf
           ----           -------       -------------       ---------------
           1993           28,478,530        $1.84              $0.3460
           1994           26,627,776        $1.72              $0.3760
           1995           26,421,434        $1.27              $0.3640

         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1993, 1994, and 1995:

                    Exploratory Wells             Development Wells
                    ------------------          --------------------

                    1993   1994   1995          1993    1994    1995
                    ----   ----   ----          ----    ----    ----
Productive          2.866  1.021  0.7           8.760   12.334  20.7695
Dry                 1.393  1.436  2.596         2.858    0.233   3.2867

         On September 30, 1995, the Registrant was in the process of drilling or completing one gross or 0.1633 net wells.

         Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 1995, were as follows:

                                 Developed Acreage                Undeveloped Acreage
                                --------------------             ---------------------
                                Gross             Net            Gross             Net
                                -----             ---            -----             ---
Alabama                          480.00          112.21           146.00            18.12
Arkansas                       3,508.23        1,915.90             -0-              -0-
Colorado                           -0-             -0-          1,000.00           260.28
Kansas                       122,701.88       85,192.04         4,935.53         2,682.61
Louisiana                      9,948.87        2,883.85       181,932.79        97,722.95
Mississippi                      168.17           55.77           479.00           117.24
Montana                        2,037.19          381.54         4,668.95         1,476.17
Nebraska                         480.00          168.00             -0-              -0-
Nevada                             -0-             -0-         38,825.87        30,147.71
New Mexico                       960.00           54.86           161.88            38.85
North Dakota                       -0-             -0-          4,777.15           575.51
Oklahoma                     143,366.70       47,719.39        32,499.74        16,214.27
Texas                         90,392.22       42,017.94        12,976.71         6,988.05
wyoming                            -0-             -0-          5,826.02         1,381.07
                             ----------      ----------       ----------       ----------
         Total               374,043.26      180,501.50       288,229.64       157,622.83

         Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals.

         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 1995, were as follows:

                     Oil Wells                  Gas Wells
                     ---------                  ---------
                   Gross     Net               Gross     Net
                   -----     ---               -----     ---
                   3,348     250                834      354

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-12 through I-23 of
Item 1. BUSINESS, and pages 28 through 30 of the Registrant's Annual Report to Shareholders for fiscal 1995, "Notes to Consolidated Financial Statements" and "Note 12 Supplementary Financial Information for Oil and Gas Producing Activities."

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

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-24 through I-26.

         STOCK

         At the end of fiscal 1995:

         The Registrant owned 466,451 shares of the common stock of Sun Company, Inc., and 329,053 shares of the Sun Company, Inc. preferred series "A". The Registrant owned 625,000 shares of Oryx Energy Company, Inc.

         The Registrant owned 1,600,000 shares of the common stock of Atwood Oceanics, Inc., a Houston, Texas based company engaged in offshore contract
drilling.   The Registrant's ownership of Atwood is approximately 24%.

         The Registrant owned 740,000 shares of the common stock of Schlumberger, Ltd.

         The Registrant owned 240,000 shares of the common stock of Phillips Petroleum Company, Inc.

         The Registrant owned 225,000 shares of the common stock of ONEOK.

         The Registrant owned 395,000 shares of the common stock of Liberty Bancorp, Inc., formerly Banks of Mid-America, Inc. Liberty Bancorp, Inc., is a bank holding company which owns Liberty Bank and Trust Company of Tulsa, N.A., and Liberty Bank and Trust Company of Oklahoma City, N.A. The Registrant's ownership of Liberty Bancorp, Inc., is approximately 4%.

         The Registrant also owned lesser holdings in several other publicly traded corporations.

Item 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Registrant.

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

W. H. Helmerich, III, 72          Director since 1949; Chairman of the Board
Chairman of the Board             since December 1, 1960; Chief Executive
                                  Officer from December 1, 1960 to December 6,
                                  1989; and President from December 1, 1960 to
                                  December 11, 1987

Hans Helmerich, 37                Director  since  March 4, 1987;  appointed
                                  President and Chief Executive Officer on
                                  December 6, 1989; President and Chief
                                  Operating Officer from December 11, 1987;
                                  Executive Vice President from March 13, 1987;
                                  Vice President from June 15, 1985; son
                                  of W. H. Helmerich, III, Chairman

Allen S. Braumiller, 61           Appointed Vice  President, Exploration, in 1977
President

George S. Dotson, 54              Director since March 7, 1990; appointed Vice
                                  President, Drilling, in 1977 and appointed
                                  President and Chief Operating Officer of
                                  Helmerich & Payne International Drilling Co.
                                  on February 14, 1977

Douglas E. Fears, 46              Appointed Vice President, Finance, on March
Vice President                    11, 1988, prior to which he was Internal
                                  Auditor from June 30, 1986

Steven R. Mackey, 44              Appointed Secretary on March 7, 1990; Vice
Vice President   and              President on  March 11, 1988; and  General
Secretary                         Counsel on January 1, 1988, prior to which he
                                  was Associate General Counsel from January 1,
                                  1986

James L. Payne, 56                Appointed Vice President,  Real Estate, on
Vice President                    September 4, 1991; prior to that date he was
                                  Vice President and General Manager of
                                  Helmerich & Payne Properties, Inc., from May
                                  9, 1985

Steven R. Shaw, 44                Appointed  Vice  President, Production, on
Vice President                    July 8, 1985

Gordon K. Helm, 42                Chief Accounting Officer of the Registrant;
Controller                        appointed Controller effective December 10,
                                  1993; Manager of Internal Audit from September
                                  13, 1991; Regional Controller for Memorex
                                  Telex Corporation from 1989; and Manager of
                                  Planning for Memorex Telex Corporation from
                                  1988

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                                  1994                             1995
                                  ----                             ----
         Quarter            High           Low                High        Low
         -------            ----           ---                ----        ---
         First             34 1/2         26 1/2             31 1/4      25 5/8
         Second            30             26                 27 1/2      24 1/2
         Third             27 1/8         25 1/8             31          26 5/8
         Fourth            28 1/8         25 5/8             30          27 5/8

         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                         Paid per Share            Total Payment
                         --------------            -------------
                             Fiscal                    Fiscal
                             ------                    ------
     Quarter            1994         1995        1994           1995
     -------            ----         ----        ----           ----
     First             $0.120       $0.125    $2,956,498     $3,089,758
     Second             0.120        0.125     2,960,098      3,087,958
     Third              0.120        0.125     2,960,314      3,092,973
     Fourth             0.125        0.125     3,087,902      3,094,813

         The Registrant paid a cash dividend of $0.125 per share on December 1, 1995, to shareholders of record on November 15, 1995. Payment of future dividends will depend on earnings and other factors.

         As of December 15, 1995, there were 1,656 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6. SELECTED FINANCIAL DATA

                                       Five-year Summary of Selected Financial Data
                                       --------------------------------------------
                               1991         1992         1993        1994          1995
                               ----         ----         ----        ----          ----
Sales, operating,
and other revenues           $213,946     $239,700     $315,097    $329,001      $325,776

Income from con-
tinuing operations             21,241       10,849       24,550      20,971         9,751

Income from con-
tinuing operations
per common share                 0.88         0.45         1.01        0.86          0.40

Total assets                  575,168      585,504      610,935     624,827       710,165

Long-term debt                  5,693        8,339        3,600         -0-           -0-

Cash dividends
declared per
common share                     0.46         0.47         0.48        0.49          0.50

         Registrant adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 during the fourth quarter of fiscal 1995 which resulted in an impairment charge of $20,000,000 to Registrant's oil and gas division and $2,000,000 to its real estate division. These non-cash, non-recurring charges reduced income from continuing operations for the quarter and fiscal year by 13.6 million dollars ($0.55 per share).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item may be found on pages 12 through 16, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 1995, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 17 through 30 in the Registrant's Annual Report to Shareholders for fiscal 1995, which is incorporated herein by reference.

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

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 1996, to be filed with the Commission not later than 120 days after September 30, 1995. See pages I-34 through I-35 for information covering the Registrant's Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 1996, to be filed with the Commission not later than 120 days after September 30, 1995.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 1996, to be filed with the Commission not later than 120 days after September 30, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 1996, to be filed with the Commission not later than 120 days after September 30, 1995.





                                    III - 1

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 1995.

         2. The Report of Independent Public Accountants on Financial Statements and Financial Statement Schedules for the fiscal year ended September 30, 1993, is filed as a part of this Form.

         3.      Exhibits required by Item 601 of Regulation S-K:

                 Exhibit Number:
                 --------------
                 3.1      Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of
                          the Registrant are incorporated herein by reference from the Registrant's Annual Report on Form
                          10-K to the Securities and Exchange Commission for fiscal 1987.

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

          *      10.1     Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4.2 to the
                          Registrant's Registration Statement No. 33-16771 on Form S-8.

          *      10.2     Consulting Services Agreement between W. H. Helmerich, III, and the Registrant effective
                          January 1, 1990, as amended, is incorporated herein by reference from the Registrant's Annual
                          Report on Form 10-K to the Securities and Exchange Commission for fiscal 1990.

          *      10.3     Restricted Stock Plan for Senior Executives of Helmerich & Payne, Inc., is incorporated herein by reference to Exhibit "A" to the Registrant's Proxy Statement dated January 26, 1990.

          *      10.4     Form of Restricted Stock Award Agreement for the Restricted Stock Plan for Senior Executives of
                          Helmerich & Payne, Inc., together with all amendments thereto, is incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the Securities and Exchange
                          Commission for fiscal 1990.

          *      10.5     Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc., is
                          incorporated herein by reference from the Registrant's Annual Report on Form 10-K to the
                          Securities and Exchange Commission for fiscal 1990.

          *      10.6     Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit
                          "A" to Registrant's Proxy Statement dated January 25, 1991.

          *      10.7     Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc., is incorporated herein by reference from Registrant's Annual Report on Form 10-K to the Securities and Exchange
                          Commission for fiscal 1993.

                 13.      The Registrant's Annual Report to Shareholders for fiscal 1995.

                 22.      Subsidiaries of the Registrant.

                 23.1     Consent of Independent Public Accountants.

                 23.2     Consent of Independent Auditors.

                 27.      Financial Data Schedule.

          ____________________

          *      Compensatory Plan or Arrangement.

(b)      Report on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1995.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           FOR THE FISCAL YEAR ENDED

                               SEPTEMBER 30, 1993

To the Shareholders and Board of Directors of Helmerich & Payne, Inc.:

     We have audited the consolidated balance sheet of Helmerich & Payne, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The information in these schedules as of September 30, 1993, and for the year then ended, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helmerich & Payne, Inc. and subsidiaries as of September 30, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP
Tulsa, Oklahoma
November 16, 1993

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.



By Hans Helmerich
   ----------------------------
   Hans Helmerich, President
   (Chief Executive Officer)
   Date:  December 18, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By William L. Armstrong                By Glenn A. Cox
   --------------------------------       ---------------------------------
   William L. Armstrong, Director         Glenn A. Cox, Director
   Date:  December 18, 1995               Date:  December 18, 1995

By George S. Dotson                    By C. W. Flint, Jr.
   --------------------------------        --------------------------------
   George S. Dotson, Director             C. W. Flint, Jr., Director
   Date:  December 18, 1995               Date:  December 18, 1995

By Hans Helmerich                      By W. H. Helmerich, III
   --------------------------------       --------------------------------
   Hans Helmerich, Director and CEO       W. H. Helmerich, III, Director
   Date:  December 18, 1995               Date:  December 18, 1995

By George A. Schaefer                  By H. W. Todd
   --------------------------------       --------------------------------
   George A. Schaefer, Director           H. W. Todd, Director
   Date:  December 18, 1995               Date:  December 18, 1995

By John D. Zeglis                      By Douglas E. Fears
   --------------------------------       --------------------------------
   John D. Zeglis, Director               Douglas E. Fears
   Date:  December 18, 1995               (Principal Financial Officer)
                                          Date:  December 18, 1995
By Gordon K. Helm
   --------------------------------
   Gordon K. Helm, Controller
   (Principal Accounting Officer)
   Date:  December 18, 1995

                            HELMERICH & PAYNE, INC.

               Index to Exhibits Not Incorporated by Reference



Exhibit No.                                                           Page
-----------                                                           ----
  13.            Annual Report to Shareholders for fiscal 1995         48

  22.            Subsidiaries of the Registrant                        84

  23.1           Consent of Independent Public Accountants             85

  23.2           Consent of Independent Auditors (Ernst & Young LLP)   86

  27             Finanical Data Schedule                               87