Form 10-Q
period 1995-12-31
HELMERICH & PAYNE INC
filed 1996-02-13
CIK 46765

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 30549

                [x]  QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For quarterly period ended:  DECEMBER 31, 1995

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


Yes x   No
   ---    ---

            CLASS                              OUTSTANDING AT DECEMBER 31, 1995
----------------------------                   --------------------------------
Common Stock,  .10 par value                               24,764,620


                                               AUTHORIZED AT DECEMBER 31, 1995
                                               --------------------------------
                                                           26,764,476



                                               Total Number of Pages   11
                                                                     ------

                            HELMERICH & PAYNE, INC.



                                     INDEX



PART  I.   FINANCIAL INFORMATION                                     PAGE NO.


         Consolidated Condensed Balance Sheets -
         December 31, 1995 and September 30, 1995 . . . . . . . . . .    3


         Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1995 and 1994. . . . . . . .    4


         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended December 31, 1995 and 1994. . . . . . . .    5


         Consolidated Condensed Statement of Shareholders' Equity -
         Three Months Ended December 31, 1995 . . . . . . . . . . . .    6


         Notes to Consolidated Condensed Financial Statements . . . .    7


         Revenues and Income by Business Segments . . . . . . . . . .    8


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .    9



PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .   10


         Signature Page . . . . . . . . . . . . . . . . . . . . . . .   11

                         PART I  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                    (Unaudited)
                                                                    December 31               September 30
                                                                        1995                      1995
                                                                    -----------               ------------
ASSETS
------

Current Assets
         Cash and cash equivalents                                  $   8,606                 $   19,661
         Short-term investments                                         8,989                      8,989
         Accounts receivable, net                                      66,400                     59,314
         Inventories                                                   21,787                     21,313
         Prepaid expenses and other                                     6,350                      5,717
                                                                    -----------               ------------
                 Total Current Assets                                 112,132                    114,994
                                                                    -----------               ------------

Investments                                                           157,502                    156,908

Property, Plant and Equipment, Net                                    448,801                    423,762


Other Assets                                                           14,433                     14,501
                                                                    -----------               ------------
                 Total Assets                                       $ 732,868                 $  710,165
                                                                    ===========               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
         Accounts payable                                           $  24,983                 $   26,382
         Accrued liabilities                                           24,663                     21,529
         Notes Payable                                                 23,700                     21,700
                                                                    -----------               ------------
                 Total Current Liabilities                             73,346                     69,611
                                                                    -----------               ------------

Noncurrent Liabilities
         Deferred income taxes                                         69,598                     66,047
         Other                                                         13,738                     12,072
                                                                    -----------               ------------
                 Total Noncurrent Liabilities                          83,336                     78,119
                                                                    -----------               ------------

Shareholders' Equity
         Common stock, par value $.10 per share                         2,677                      2,677
         Preferred stock, no shares issued                                -                         -
         Additional paid-in capital                                    48,436                     48,436
         Net unrealized holding gains                                  43,332                     38,004
         Retained earnings                                            504,115                    495,692
                                                                    -----------               ------------
                                                                      598,560                    584,809
         Less treasury stock, at cost                                  22,374                     22,374
                                                                    -----------               ------------
                 Total Shareholders' Equity                           576,186                    562,435
                                                                    -----------               ------------
                                                                    $ 732,868                 $  710,165
                                                                    ===========               ============

See accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)



                                                                          Three Months Ended
                                                                              December 31
                                                                         1995            1994
                                                                    --------------  --------------
REVENUES:

  Sales and other operating revenues                                $   93,418        $   78,555
  Income from investments                                                1,167             1,389
                                                                    ------------      ------------
                                                                        94,585            79,944
                                                                    ------------      ------------

COST AND EXPENSES:

  Operating costs                                                       56,377            51,248
  Depreciation, depletion and amortization                              13,737            13,630
  Dry holes and abandonments                                               928             2,179
  Taxes, other than income taxes                                         3,833             3,978
  General and administrative                                             2,348             2,094
  Interest                                                                  79                99
                                                                    ------------      ------------
                                                                        77,302            73,228
                                                                    ------------      ------------

INCOME BEFORE INCOME TAXES AND
  EQUITY IN INCOME OF AFFILIATE                                         17,283             6,716

INCOME TAX EXPENSE                                                       6,384             2,481
EQUITY IN INCOME OF AFFILIATE,
  net of income taxes                                                      194               181
                                                                    ------------      ------------
NET INCOME                                                          $   11,093        $    4,416
                                                                    ============      ============



NET INCOME PER AVERAGE COMMON SHARE                                 $      .45        $      .18
                                                                    ============      ============


CASH DIVIDENDS (Note 2)                                             $      .125       $      .125


AVERAGE COMMON SHARES OUTSTANDING                                        24,603            24,479





See accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                             Three Months Ended
                                                                                 December 31
                                                                         1995                     1994
                                                                    -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                                          $   11,093                $    4,416
Adjustments to reconcile net income to net
 cash provided by operating activities-
   Depreciation, depletion and amortization                             13,737                    13,630
   Dry holes and abandonments                                              928                     2,179
   Equity in income of affiliate before
    income taxes                                                      (    313)                 (    291)
   Amortization of deferred compensation                                   425                       458
   Other, net                                                              448                  (    332)
   Change in assets and liabilities-
    Increase in accounts receivable                                   (  7,086)                 (     26)
    Increase in inventories                                           (    474)                 (    295)
    Increase in prepaid exps. & other                                 (    565)                 (  2,087)
    Increase(decrease) in accounts payable                            (    336)                    3,601
    Increase(decrease) in accrued liabilities                            6,088                  (  2,127)
    Increase in deferred income taxes                                      286                       393
    Increase in other noncurrent liabilities                             1,666                     1,115
                                                                    ------------              ------------
Total Adjustments                                                       14,804                    16,218
                                                                    ------------              ------------
Net cash provided by operating activities                               25,897                    20,634
                                                                    ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Capital expenditures, including dry hole costs                       ( 35,929)                 ( 27,404)
 Proceeds from sales of property, plant
  and equipment                                                             72                       644
 Purchase of investments                                                  -                     (  4,978)
                                                                    ------------              ------------
 Net cash used in investing activities                                ( 35,857)                 ( 31,738)
                                                                    ------------              ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
 Proceeds from notes payable                                            22,000                      -
 Payments made on notes payable                                       ( 20,000)                     -
 Dividends paid                                                       (  3,095)                 (  3,084)
 Proceeds from exercise of stock options                                  -                          175
                                                                    ------------              ------------
Net cash used in financing activities                                 (  1,095)                 (  2,909)
                                                                    ------------              ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                             ( 11,055)                 ( 14,013)
CASH AND CASH EQUIVALENTS, beginning of period                          19,661                    29,447
                                                                    ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                            $    8,606                $   15,434
                                                                    ============              ============


See accompanying notes to financial statements.

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENT OF
                             SHAREHOLDERS' EQUITY
                                (in thousands)


                                                                                 Net
                                               Common Stock                    Unrlzed                Treasury Stock
                                             ----------------      Paid-In     Holding    Retained    --------------
                                             Shares    Amount      Capital      Gains     Earnings   Shares    Amount
                                             ------    ------      -------     -------    --------   ------    ------
Balance, September 30, 1995                  26,764    $2,677      $48,436     $38,004    $495,692   2,000    $(22,374)


  Change in net unrealized holding
  gains, net of income taxes of
  $3,265                                        -         -            -         5,328          -      -           -


  Cash dividends ($0.125 per share)             -         -            -           -        (3,095)    -           -


  Amortization of deferred
   compensation                                 -         -            -           -           425     -           -


  Net income                                    -         -            -           -        11,093     -           -
                                             -------------------------------------------------------------------------


Balance, December 31, 1995                   26,764    $2,677      $48,436     $43,332    $504,115   2,000    $(22,374)
                                             =========================================================================


See accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 1995, and December 31, 1994, are not necessarily indicative of the results to be expected for the full year.

2. The $.125 cash dividend declared in September, 1995 was paid December 1, 1995. On December 6, 1995, a cash dividend of $.125 per share was declared for shareholders of record on February 15, 1996, payable March 1, 1996.

3.  Inventories consisted of the following (in thousands of dollars):

                                                          12-31-95           09-30-95
                                                          --------           --------
                  Raw Materials                           $    209           $    100
                  Works in Progress                            304                315
                  Finished Goods                             1,703              1,435
                  Materials & Supplies                      19,571             19,463
                                                          --------           --------
                                                          $ 21,787           $ 21,313
                                                          ========           ========

4. Income from investments does not include any gains or losses on sales of available-for-sale securities during the first quarter of 1996 or 1995.

5. In May, 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 1, 1994.

                                                                   Gross       Gross        Est.
                                                                Unrealized   Unrealized     Fair
                                                          Cost     Gains        Losses      Value
                                                                      (in thousands)
                                                          ---------------------------------------
    Equity Securities 12/31/95                            $64,804   $70,184      $294      $134,694
    Equity Securities 09/30/95                            $64,804   $61,455      $158      $126,101

    During the quarter ended December 31, 1995 the net unrealized holding gains of the Company's securities classified as available-for-sale increased $5,328,000 (net of $3,265,000 in deferred income taxes).

6. The Company maintains a line of credit agreement with certain banks which provides for maximum borrowing of $75,000,000 at adjustable interest rates. Under the agreement, $75,000,000 may be borrowed through May 1996, and $45,000,000 may be borrowed through May 1998. As of December 31, 1995, the Company had borrowed $23,700,000 at a weighted average interest rate of 6.14% leaving an unused portion of $51,300,000. Under the line of credit agreement, the Company must meet certain requirements regarding levels of debt, net worth and earnings.

                            HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)


                                                          FY 1996                 FY 1995
                                                          1st Qtr                 1st Qtr
                                                          -------                 -------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic                              $23,020                 $25,488
  Contract Drilling-Internat.                              33,935                  22,150
                                                          -------                 -------
    Total Contract Drilling
          Division                                         56,955                  47,638
                                                          -------                 -------
  Exploration and Production                               15,460                  13,471
  Natural Gas Marketing                                    12,786                   9,479
                                                          -------                 -------
    Total Oil & Gas Division                               28,246                  22,950
                                                          -------                 -------
  Chemical Division                                         6,158                   5,951
  Real Estate Division                                      2,008                   1,846
  Investment and Other                                      1,218                   1,559
                                                          -------                 -------
Total Revenues                                            $94,585                 $79,944
                                                          =======                 =======
OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic                              $ 1,915                 $ 1,125
  Contract Drilling-Internat.                               8,309                   3,355
                                                          -------                 -------
    Total Contract Drilling
      Division                                             10,224                   4,480
                                                          -------                 -------
  Exploration and Production                                4,075                  (  538)
  Natural Gas Marketing                                       757                     287
                                                          -------                 -------
    Total Oil & Gas Division                                4,832                  (  251)
                                                          -------                 -------
  Chemical Division                                         2,739                   2,636
  Real Estate Division                                      1,221                   1,121
                                                          -------                 -------
    Total Operating Profit                                 19,016                   7,986
                                                          -------                 -------
OTHER                                                      (1,733)                 (1,270)
                                                          -------                 -------
INCOME BEFORE INCOME TAXES AND
 EQUITY IN INCOME OF AFFILIATE                            $17,283                 $ 6,716
                                                          =======                 =======



See accompanying notes to financial statements.

                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1995



Results of Operations

         The Company reported net income of $11,093,000 ($0.45 per share) on revenues of $94,585,000 for the first quarter of fiscal year 1996, compared with net income of $4,416,000 ($0.18 per share) on revenues of $79,944,000 during the first quarter of fiscal 1995.

         The Contract Drilling Division reported an operating profit of $10,224,000 for the first quarter of 1996, compared with $4,480,000 for the same period in fiscal 1995. Operating profit from international drilling operations increased 148% to $8,309,000 for the first quarter of fiscal 1996, compared with $3,355,000 for the first quarter of 1995. Additional rigs sent to Colombia (3) and Venezuela (4) during 1995 was the primary reason for the significant increase. Utilization for all international rigs was 90% during the first quarter, compared with 84% during the first quarter of fiscal 1995. Utilization is expected to remain strong for the remainder of the year in Venezuela and Colombia, but softer in other South American countries.

         Exploration and Production reported an operating profit of $4,075,000 for the first quarter of fiscal 1996, compared with an operating loss of $538,000 in the first quarter of fiscal 1995. The improvement in operating profit from the prior year was primarily the result of higher natural gas prices, increased production volumes and lower operating expenses. The average natural gas price increased from $1.37 per mcf in the first quarter of fiscal 1995 to $1.49 per mcf in the first quarter of fiscal 1996. Production volumes increased from 78.2 Mmcf/day during the first quarter of 1995 to 89.3 Mmcf/day in the same period of 1996. Reductions in depreciation and depletion, dry hole costs, and geophysical expense totaled $2,756,000. A significant increase in the Company's exploration activity is expected to occur in the second and third quarters, providing increased exposure to dry hole costs.

         Both the Chemical Division and the Real Estate Division had slightly higher operating profits than a year ago on increased revenues.

         In August 1994, the Company entered into a joint venture with its equity affiliate, Atwood Oceanics, Inc. to construct a new generation offshore platform rig for work offshore Australia. The rig has been completed and is ready for shipment to Australia. The rig was originally scheduled to commence operating offshore Australia in early 1996, however, due to project delays in Australia unrelated to the rig construction activities, the shipment of the rig to Australia has been delayed until early 1997. Under terms of the contract, revenues from a holding rate will commence on January 1, 1996, and will be reflected in the international contract drilling segment.

Liquidity and Capital Resources

         Net cash provided by operating activities was $25,897,000 for the first three months of fiscal 1996, compared with $20,634,000 for the same period in 1995. Capital expenditures for the first quarter of fiscal 1996 were $35,929,000, compared with $27,404,000 for the first quarter of fiscal 1995.

         It is anticipated for fiscal 1996 that capital expenditures will exceed internally generated cash flows and that the Company will have to borrow under its line of credit agreement or sell a portion of its investment portfolio. In the current quarter the Company increased the amount borrowed under its line of credit agreement by $2,000,000.

         There were no other significant changes in the Company's financial position since September 30, 1995.





                          PART II.  OTHER INFORMATION
                            HELMERICH & PAYNE, INC.


Item 1.   Legal Proceedings

             On November 15, 1995, a lawsuit captioned William G. Caldwell, et al. vs. Helmerich & Payne, Inc. was filed in the District Court of Washita County, Oklahoma, in which five (5) named plaintiffs, on behalf of themselves and other unnamed plaintiffs, are demanding their royalty share of a gas contract settlement. The plaintiffs are attempting to certify a class which would contain certain of the Company's lessors and certain other mineral owners who own an interest in wells covered by such gas contract settlement.


Item 6(b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                            HELMERICH & PAYNE, INC.



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      FEBRUARY 13, 1996          /S/ DOUGLAS E. FEARS
                                      -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer





Date:      FEBRUARY 13, 1996          /S/ HANS C. HELMERICH
                                      -----------------------------------------
                                      Hans C. Helmerich, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

  27                    Financial Data Schedule