Form 10-Q
period 1996-03-31
HELMERICH & PAYNE INC
filed 1996-05-08
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended:  MARCH 31, 1996

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


Yes x   No___

            CLASS                            OUTSTANDING AT MARCH 31, 1996
- ----------------------------                 -----------------------------
Common Stock,  .10 par value                          24,821,848


                                              AUTHORIZED AT MARCH 31, 1996
                                              ------------------------------
                                                        26,764,476



                                              Total Number of Pages    11
                                                                    --------

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES




                                     INDEX



PART  I.   FINANCIAL INFORMATION                                    PAGE NO.
         Consolidated Condensed Balance Sheets -
         March 31, 1996 and September 30, 1995. . . . . . . . . . . .  3


         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .  4


         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended March 31, 1996 and 1995 . . . . . . . . . .  5


         Consolidated Condensed Statement of Shareholders' Equity -
         Six Months Ended March 31, 1996. . . . . . . . . . . . . . .  6


         Notes to Consolidated Condensed Financial Statements . . . .  7


         Revenues and Income by Business Segments . . . . . . . . . .  8


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .  9



PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 10


         Signature page . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                      March 31     September 30
                                                        1996           1995
                                                    -----------    ------------
ASSETS
- ------

Current Assets
         Cash and cash equivalents                  $   13,137     $   19,661
         Short-term investments                          3,000          8,989
         Accounts receivable, net                       65,231         59,314
         Inventories                                    21,240         21,313
         Prepaid expenses and other                      6,138          5,717
                                                    -----------    ------------
                 Total Current Assets                  108,746        114,994
                                                    -----------    ------------
Investments                                            169,639        156,908

Property, Plant and Equipment, Net                     450,340        423,762

Other Assets                                            14,460         14,501
                                                    -----------    -----------
                 Total Assets                       $  743,185     $  710,165
                                                    ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
         Accounts payable                           $   25,336     $   26,382
         Accrued liabilities                            32,654         21,529
         Notes payable                                   2,000         21,700
                                                    -----------    ------------
                 Total Current Liabilities              59,990         69,611
                                                    -----------    ------------

Noncurrent Liabilities
         Deferred income taxes                          74,871         66,047
         Other                                          15,081         12,072
                                                    -----------    ------------
                 Total Noncurrent Liabilities           89,952         78,119
                                                    -----------    ------------

Shareholders' Equity
         Common stock, par value $.10 per share          2,677          2,677
         Preferred stock, no shares issued                -              -
         Additional paid-in capital                     49,032         48,436
         Net unrealized holding gains                   50,695         38,004
         Retained earnings                             512,745        495,692
                                                    -----------    ------------
                                                       615,149        584,809
         Less treasury stock, at cost                   21,906         22,374
                                                    -----------    ------------
                 Total Shareholders' Equity            593,243        562,435
                                                    -----------    ------------
                                                    $  743,185     $  710,165
                                                    ===========    ============

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)


                                           Quarter Ended     Six Months Ended
                                         3/31/96   3/31/95   3/31/96   3/31/95
                                        ------------------   -----------------
REVENUES

  Sales and other operating revenues    $ 99,619  $ 76,109   $193,037  $154,664
  Income from investments                  1,302     3,192      2,469     4,581
                                        --------  --------   --------  --------
                                         100,921    79,301    195,506   159,245
                                        --------  --------   --------  --------

COSTS AND EXPENSES

  Operating costs                         58,282    48,092    114,659    99,340
  Depreciation, depletion and
   amortization                           14,645    13,184     28,382    26,814
  Dry holes and abandonments               3,230     2,316      4,158     4,495
  Taxes, other than income taxes           4,888     4,159      8,721     8,137
  General and administrative               2,704     2,691      5,052     4,785
    Interest                                 248        44        327       143
                                        --------  --------   --------  --------
                                          83,997    70,486    161,299   143,714
                                        --------  --------   --------  --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE             16,924     8,815     34,207    15,531

INCOME TAX EXPENSE                         6,238     3,340     12,622     5,821

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                         341       345        535       526
                                        --------  --------   --------  --------

NET INCOME                              $ 11,027  $  5,820   $ 22,120  $ 10,236
                                        ========  ========   ========  ========


NET INCOME PER AVERAGE COMMON
SHARE                                   $   0.45  $   0.24   $   0.90  $   0.42
                                        ========  ========   ========  ========


CASH DIVIDENDS (Note 2)                 $  0.125  $  0.125   $   0.25  $   0.25


AVERAGE COMMON SHARES OUTSTANDING         24,655    24,497     24,628    24,488




See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Six Months Ended
                                                               March 31
                                                       1996             1995
                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
Net Income                                          $   22,120      $   10,236
Adjustments to reconcile net income to net
 cash provided by operating activities-
   Depreciation, depletion and amortization             28,382          26,814
   Dry holes and abandonments                            4,158           4,495
   Equity in income of affiliate
    before income taxes                                   (863)           (849)
   Amortization of deferred compensation                   866             612
   Gain on sale of securities                              -            (1,828)
   Other, net                                              212            (603)
   Change in assets and liabilities-
    (Increase)decrease in accounts receivable           (5,917)          8,025
    (Increase)decrease in inventories                       73            (521)
    Increase in prepaid expenses and other                (380)           (943)
    Increase in accounts payable                            16           5,154
Increase(decrease) in accrued liabilities               14,079          (3,517)
    Increase in deferred income taxes                    1,046           1,467
    Increase in other noncurrent liabilities             3,009           2,443
                                                    ------------    ------------
      Total Adjustments                                 44,681          40,749
                                                    ------------    ------------
Net cash provided by operating activities               66,801          50,985
                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
 Capital expenditures, including dry hole costs        (55,965)        (56,958)
 Proceeds from sales of property, plant
  and equipment                                          1,185           1,123
 Purchase of investments                                    24          (6,844)
 Proceeds from sale of investments                         -             4,588
 Proceeds from sale of short-term investments            6,000             -
                                                     ------------   ------------
     Net cash used in investing activities             (48,756)        (58,091)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
 Proceeds from notes payable                            23,000             -
 Payments made on notes payable                        (42,700)            -
 Dividends paid                                        ( 6,204)         (6,172)
 Proceeds from exercise of stock options                 1,335             452
                                                    ------------    ------------
    Net cash used in financing activities              (24,569)         (5,720)
                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (6,524)        (12,826)
CASH AND CASH EQUIVALENTS, beginning of period          19,661          29,447
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period            $   13,137      $   16,621
                                                    ============    ============

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                   Net
                                          Common Stock          Unrealized             Treasury Stock
                                          ------------  Paid-In  Holding   Retained   -------------
                                         Shares  Amount Capital   Gains    Earnings  Shares   Amount
                                         -------------- -------  -------   --------  ----------------
Balance, September 30, 1995              26,764  $2,677 $48,436  $38,004  $495,692   2,000  $(22,374)


  Change in net unrealized holding
  gains, net of income taxes of $7,779        -       -       -   12,691         -       -         -

  Cash dividends ($0.25 per share)            -       -       -        -    (6,204)      -         -

  Exercise of stock options                   -       -     757        -         -     (67)      579

  Forfeiture of restricted stock award        -       -    (161)       -       271      10      (111)

  Amortization of deferred compensation       -       -       -        -       866       -         -

  Net income                                  -       -       -        -    22,120       -         -
                                         ------  ------ ------ - -------  --------   -----  --------


Balance, March 31, 1996                  26,764  $2,677 $49,032  $50,695  $512,745   1,943  $(21,906)
                                         ======  ====== =======  =======  ========   =====  ========



See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the six months ended March 31, 1996, and six months ended March 31, 1995, are not necessarily indicative of the results expected for the full year.

2. The $.125 cash dividend declared in December, 1995, was paid March 1, 1996. On March 6, 1996, a cash dividend of $.125 per share was declared for shareholders of record on May 15, 1996, payable June 1, 1996.

3. Inventories consisted of the following (in thousands of dollars):

                                               03-31-96           09-30-95
                                               --------           --------
       Raw Materials                           $    150           $    100
       Works in Progress                            231                315
       Finished Goods                             1,478              1,435
       Materials & Supplies                      19,381             19,463
                                               --------           --------
                                               $ 21,240           $ 21,313
                                               ========           ========

4. Income from investments includes $1,828,000 gain on sales of securities during the first six months of 1995, and no gains on sales of securities during the first six months of 1996.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The cost of securities accounted for under the equity method is $23,358,000.

                                              Gross       Gross       Est.
                                            Unrealized  Unrealized    Fair
                                     Cost     Gains       Losses      Value
                                                 (in thousands)
                                    ------------------------------------------
   Equity Securities 03/31/96       $64,515   $81,782      $ 16      $146,281
   Equity Securities 09/30/95       $64,804   $61,455      $158      $126,101


6. The Company maintains a line of credit agreement with certain banks which provides for maximum borrowing of $75,000,000 at adjustable interest rates. Under the agreement, $75,000,000 may be borrowed through May 1996, and $45,000,000 may be borrowed through May 1998. As of March 31, 1996, the Company had borrowed $2,000,000 at a weighted average interest rate of 5.79% leaving an unused portion of $73,000,000. Under the line of credit agreement, the Company must meet certain requirements regarding levels of debt, net worth and earnings.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)



                                           FISCAL YEAR 1996            FY 1995
                                     1st Qtr    2nd Qtr   Six Mos.     Six Mos.
                                     -----------------------------     --------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic         $23,020   $ 26,088  $ 49,108      $ 49,041
  Contract Drilling-International     33,935     33,585    67,520        46,759
                                     -------   --------  --------      --------
      Total Contract Drilling
           Division                   56,955     59,673   116,628      $ 95,800
                                     -------   --------  --------      --------


  Exploration and Production          15,460     18,084    33,544        24,508
  Natural Gas Marketing               12,786     14,030    26,816        18,427
                                     -------   --------  --------      --------
      Total Oil & Gas Division        28,246     32,114    60,360        42,935
                                     -------   --------  --------      --------

  Chemical Division                    6,158      5,708    11,866        11,902
  Real Estate Division                 2,008      2,079     4,087         3,738
  Investment and Other                 1,218      1,347     2,565         4,870
                                     -------   --------  --------      --------

Total Revenues                       $94,585   $100,921  $195,506      $159,245
                                     =======   ========  ========      ========


OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic         $ 1,915   $  2,776  $  4,691      $  2,484
  Contract Drilling-International      8,309      7,885    16,194         8,109
                                     -------   --------  --------      --------
         Total Contract Drilling
         Division                     10,224     10,661    20,885        10,593
                                     -------   --------  --------      --------

  Exploration and Production           4,075      4,690     8,765       ( 2,229)
  Natural Gas Marketing                  757        695     1,452           998
                                     -------   --------  --------      --------
         Total Oil & Gas Division      4,832      5,385    10,217       ( 1,231)
                                     -------   --------  --------      --------

  Chemical Division                    2,739      1,979     4,718         5,368
  Real Estate Division                 1,221      1,423     2,644         2,147
                                     --------   -------  --------      --------
         Total Operating Profit       19,016     19,448    38,464        16,877
                                     --------   -------  --------      --------

OTHER                                (1,733)     (2,524)   (4,257)       (1,346)

INCOME BEFORE INCOME TAXES AND
                                     --------  --------  --------      --------
EQUITY IN INCOME OF AFFILIATE        $17,283   $ 16,924  $ 34,207      $ 15,531
                                     ========  ========  ========      ========


See accompanying notes to financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1996

RESULTS OF OPERATIONS

         The Company reported net income of $11,027,000 ($0.45 per share) from revenues of $100,921,000 for the second quarter of fiscal year 1996, compared with net income of $5,820,000 ($0.24 per share) from revenues of $79,301,000 during the second quarter of fiscal 1995. Net income for the first six months of this fiscal year totaled $22,120,000 ($0.90 per share) from revenues of $195,506,000, compared with $10,236,000 ($0.42 per share) from revenues of $159,245,000 for the same period last year.

         Last year's net income for the second quarter and six month period included $1,117,000 ($0.05 per share) after tax gains from the sale of securities. There have been no sales of securities in the first six months of fiscal 1996.

         Exploration and Production reported an operating profit of $8,765,000 for the first six months of fiscal 1996, compared with an operating loss of $2,229,000 in the first six months of fiscal 1995. Higher oil and natural gas prices and a significant increase in natural gas volumes are the primary reasons for the increase in operating profit.

         Natural gas prices for the second quarter and first six months of 1996 averaged $1.70 per mcf and $1.61 per mcf, respectively, compared with $1.26 per mcf and $1.33 per mcf in the same periods of 1995. Natural gas volumes for the first six months of 1996 were 89.5 mmcf/day compared with 72.3 mmcf/day for the first six months of 1995. Oil prices for the second quarter and first six months of 1996 averaged $17.84 and $17.14, respectively, compared with $16.49 and $16.02, respectively, in the same periods of 1995. Dry hole expense for the first six months of 1996 was $2,435,000 compared with $2,845,000 for the same period in 1995.

         The Contract Drilling Division reported an operating profit of $20,885,000 for the first six months of fiscal 1996, compared with $10,593,000 for the first six months of fiscal 1995. Operating profit from international operations increased 100% to $16,194,000 for the first six months of 1996, compared with $8,109,000 for the same period in 1995. Operating profit for the second quarter of fiscal 1996 was $7,885,000, compared with $4,754,000 for the second quarter of 1995. Additional rigs sent to Colombia (3) and Venezuela (4) during 1995 contributed substantially to the increase in operating profit for international operations. Venezuela's second quarter operating profit was negatively impacted by devaluation of that country's currency. Revenues from a standby rate effective 1/1/96 for the Company's interest in an offshore Australia platform rig also contributed to the improved second quarter operating profit in fiscal 1996. This rig should be shipped to Australia in early 1997.

         Operating profit from the domestic drilling operations increased to $4,691,000 for the first six months of 1996, compared with $2,484,000 for the same period in 1995. The increase is the result of escalated activity in the offshore platform rig market and improved profit margins on the Company's land rigs. A new offshore platform rig will commence operations in the third quarter for Shell Offshore Inc. The Company expects this will have a positive impact on domestic operating profit for the last six months of fiscal 1996 and for all of fiscal 1997. The Company expects two additional platform rigs to commence operations for Shell Offshore Inc. in the spring and summer of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $66,801,000 for the first six months of fiscal 1996, compared with $50,985,000 for the same period in 1995. Capital expenditures for the first six months of fiscal 1996 were $55,965,000, compared with $56,958,000 for the first six months of fiscal 1995. Approximately 74% of capital expenditures were related to the Company's drilling operations for both years.

         During the second quarter, the Company decreased the amount borrowed under its line of credit agreement to $2,000,000 as of March 31, 1996. In order to meet anticipated capital expenditures for the remainder of 1996, it may be necessary to borrow additional funds under the line of credit.

         There were no other significant changes in the Company's financial position since September 30, 1995.

                          PART II.   OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

         The lawsuit "William G. Caldwell, et al. v. Helmerich & Payne, Inc. is described in the Company's 10-Q for the quarterly period ended December 31, 1995. Plaintiffs, on March 25, 1996, filed their Motion for Class Certification in this case. The Company believes that the court will schedule a hearing on this Motion in the near future. In the event a certified class is awarded a royalty share of the gas contract settlement, then any such award could have a material impact on income from continuing operations for the applicable quarter. The Company believes that any such award should not exceed approximately $2.7 million.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 6, 1996, for the purpose of electing two members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: John D. Zeglis, 21,393,176 for, and 468,218 withheld; and William L. Armstrong, 21,379,619 for, and 481,775 withheld. There were no broker non-votes nor other abstentions. The other Directors whose term of office as Director continued after the meeting are
W. H. Helmerich, III, Glenn A. Cox, Hans Helmerich, George S. Dotson and
George A. Schafer.

Item 6(b)     Reports on Form 8-K

  There were no reports on Form 8-K for the three months ended March 31, 1996.





                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES




                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            HELMERICH & PAYNE, INC.





Date:       MAY  7, 1996     /s/ DOUGLAS E. FEARS
                            -----------------------------------------
                            Douglas E. Fears, Chief Financial Officer




Date:       MAY  7, 1996     /s/ HANS C. HELMERICH
                            -----------------------------------------
                            Hans C. Helmerich, President

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
