Form 10-Q
period 1996-06-30
HELMERICH & PAYNE INC
filed 1996-08-14
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended:  JUNE 30, 1996

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission File Number: 1-4221

                            HELMERICH & PAYNE, INC.
             Exact name of registrant as specified in its charter)

                   DELAWARE                                  73-0679879
(State or other jurisdiction of incorporation      (I.R.S. Employer I.D. Number)
 or organization)

UTICA AT TWENTY-FIRST STREET, TULSA, OKLAHOMA                    74114
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


Yes x    No
   ---     ---

            CLASS                                  OUTSTANDING AT JUNE 30, 1996
- ----------------------------                       ----------------------------
Common Stock,  .10 par value                                   24,839,153


                                                   AUTHORIZED AT JUNE 30, 1996
                                                   ----------------------------
                                                               26,764,476


                                                   Total Number of Pages   10
                                                                         ------

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



                                     INDEX



PART  I.   FINANCIAL INFORMATION                                             PAGE NO.


         Consolidated Condensed Balance Sheets -
         June 30, 1996 and September 30, 1995 . . . . . . . . . . . .            3


         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .            4


         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended June 30, 1996 and 1995 . . . . . . . . . .            5


         Consolidated Condensed Statement of Shareholders' Equity
         Nine Months Ended June 30, 1996. . . . . . . . . . . . . . .            6


         Notes to Consolidated Condensed Financial Statements . . . .            7


         Revenues and Income by Business Segments . . . . . . . . . .            8


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .          9 & 10



PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .          10


         Signature Page . . . . . . . . . . . . . . . . . . . . . . .           10

                         PART I  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                    (Unaudited)
                                                                      June 30                 September 30
                                                                        1996                      1995
                                                                    -----------               ------------
ASSETS
- ------

Current Assets
         Cash and cash equivalents                                  $   16,286               $    19,661
         Short-term investments                                          1,005                     8,989
         Accounts receivable, net                                       75,596                    59,314
         Inventories                                                    20,784                    21,313
         Prepaid expenses and other                                      5,094                     5,717
                                                                    ----------               -----------
                 Total Current Assets                                  118,765                   114,994
                                                                    ----------               -----------

Investments                                                            178,528                   156,908

Property, Plant and Equipment, net                                     460,876                   423,762

Other Assets                                                            14,402                    14,501
                                                                    ----------               -----------
                 Total Assets                                       $  772,571               $   710,165
                                                                    ==========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
         Accounts payable                                           $   26,718               $    26,382
         Accrued liabilities                                            23,746                    21,101
         Income taxes payable                                           10,454                       428
         Notes payable                                                   6,000                    21,700
                                                                    ----------               -----------
                 Total Current Liabilities                              66,918                    69,611
                                                                    ----------               -----------

Noncurrent Liabilities
         Deferred income taxes                                          80,669                    66,047
         Other                                                          15,566                    12,072
                                                                    ----------               -----------
                 Total Noncurrent Liabilities                           96,235                    78,119
                                                                    ----------               -----------

Shareholders' Equity
         Common stock, par value $.10 per share                          2,677                     2,677
         Preferred stock, no shares issued                                -                         -
         Additional paid-in capital                                     49,208                    48,436
         Net unrealized holding gains                                   56,081                    38,004
         Retained earnings                                             523,186                   495,692
                                                                    ----------               -----------
                                                                       631,152                   584,809
         Less treasury stock, at cost                                   21,734                    22,374
                                                                    ----------               -----------
                 Total Shareholders' Equity                            609,418                   562,435
                                                                    ----------               -----------
Total Liabilities and Shareholders' Equity                          $  772,571               $   710,165
                                                                    ==========               ===========

See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)


                                                         Quarter  Ended                 Nine Months Ended
                                                       6/30/96       6/30/95          6/30/96       6/30/95
                                                      ----------------------         ----------------------
REVENUES:

  Sales and other operating revenues                  $104,371      $ 76,413         $297,408      $231,077
  Income from investments                                1,656         2,343            4,125         6,924
                                                      --------      --------         --------      --------
                                                       106,027        78,756          301,533       238,001
                                                      --------      --------         --------      --------

COST AND EXPENSES:

  Operating costs                                       60,357        49,725          175,016       149,065
  Depreciation, depletion and                           14,346        13,792           42,728        40,606
   amortization
  Dry holes and abandonments                             2,397         1,888            6,555         6,383
  Taxes, other than income taxes                         4,896         3,962           13,617        12,099
  General and administrative                             1,918         2,037            6,970         6,822
  Interest                                                  63            94              390           237
                                                      --------      --------         --------      --------
                                                        83,977        71,498          245,276       215,212
                                                      --------      --------         --------      --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                           22,050         7,258           56,257        22,789

INCOME TAX EXPENSE                                       9,050         2,822           21,672         8,643

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                       158           148              693           674
                                                      --------      --------         --------      --------

NET INCOME                                            $ 13,158      $  4,584         $ 35,278      $ 14,820
                                                      ========      ========         ========      ========



NET INCOME PER AVERAGE COMMON
SHARE                                                 $   0.53      $   0.19         $   1.43      $   0.60
                                                      ========      ========         ========      ========



CASH DIVIDENDS (Note 2)                               $  0.125      $  0.125         $  0.375      $  0.375

AVERAGE COMMON SHARES OUTSTANDING                       24,743        24,573           24,666        24,516




See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                  Nine Months Ended
                                                                                              06/30/96         06/30/95
                                                                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net Income                                                                                    $ 35,278         $ 14,820
Adjustments to reconcile net income to net
 cash provided by operating activities-
  Depreciation, depletion and amortization                                                      42,728           40,606
  Dry holes and abandonments                                                                     6,555            6,383
  Equity in income of affiliate before income taxes                                            ( 1,118)         ( 1,087)
  Amortization of deferred compensation                                                          1,255            1,037
  Gain on sale of securities                                                                   (   566)         ( 2,947)
  Other, net                                                                                        97          (   771)
  Change in assets and liabilities-
    Increase in accounts receivable                                                            (16,282)         (   811)
    Decrease in inventories                                                                        529              902
    (Increase) decrease in prepaid expenses and other                                              722          ( 3,785)
    Increase in accounts payable                                                                 1,398            4,477
    Increase in accrued liabilities                                                             15,624            1,500
    Increase in deferred income taxes                                                            3,543              726
    Increase in other noncurrent liabilities                                                     3,494            3,464
                                                                                              --------         --------
      Total Adjustments                                                                         57,979           49,694
                                                                                              --------         --------
    Net cash provided by operating activities                                                   93,257           64,514
                                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
 Capital expenditures, including dry hole costs                                                (84,099)         (88,345)
 Proceeds from sales of property, plant and equipment                                            2,078            2,156
 Purchase of investments                                                                            24          ( 9,927)
 Proceeds from sale of investments                                                                 619            7,294
 Proceeds from sale of short-term investments                                                    7,984             -
                                                                                              --------         --------
    Net cash used in investing activities                                                      (73,394)         (88,822)
                                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
 Proceeds from notes payable                                                                    30,000           20,200
 Payments made on notes payable                                                                (45,700)            -
 Dividends paid                                                                                ( 9,310)         ( 9,265)
 Proceeds from exercise of stock options                                                         1,772            1,157
                                                                                              --------         --------
    Net cash provided by (used in) financing activities                                        (23,238)          12,092
                                                                                              --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      ( 3,375)         (12,216)
CASH AND CASH EQUIVALENTS, beginning of period                                                  19,661           29,447
                                                                                              --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                      $ 16,286         $ 17,231
                                                                                              ========         ========




See accompanying notes to financial statements.

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                 Net
                                                                               Unrlzed
                                              Common Stock         Paid-In     Holding  Retained        Treasury Stock
                                             Shares   Amount       Capital      Gains   Earnings       Shares    Amount
                                             ---------------       -------     -------- --------      ------------------
Balance, September 30, 1995                  26,764   $2,677       $48,436     $38,004   $495,692       2,000  $(22,374)

  Change in net unrealized holding
  gains, net of income taxes of
  $11,080                                      -        -             -         18,077       -           -         -

  Cash dividends ($0.375 per share)            -        -             -           -        (9,310)       -         -

  Exercise of stock options                    -        -            1,022        -          -          (  85)      750

  Lapse of restrictions on restricted
  stock awards                                 -        -           (   89)       -          -           -         -

  Forfeiture of restricted stock
  award                                        -        -             (161)       -           271          10      (110)

  Amortization of deferred
  compensation                                 -        -             -           -         1,255        -         -

  Net income                                   -        -             -           -        35,278        -
                                             ---------------------------------------------------------------------------


Balance, June 30, 1996                       26,764   $2,677       $49,208     $56,081   $523,186       1,925  $(21,734)
                                             ===========================================================================

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the nine months ended June 30, 1996, and June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2. The $.125 cash dividend declared in March was paid June 1, 1996. On June 5, 1996, a cash dividend of $.13 per share was declared for shareholders of record on August 15, 1996, payable September 1, 1996.

3.       Inventories consisted of the following (in thousands of dollars):

                                              06-30-96         09-30-95
                                              --------         --------
                  Raw Materials               $    221         $    100
                  Works in Progress                270              315
                  Finished Goods                 1,357            1,435
                  Materials & Supplies          18,936           19,463
                                              --------         --------
                                              $ 20,784         $ 21,313
                                              ========         ========

4. Income from investments includes $566,000 from gains on sales of securities during the first nine months of 1996, versus $2,947,000 on sales of securities during the first nine months of 1995.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The cost of securities accounted for under the equity method is $23,613,000.

                                                     Gross          Gross          Est.
                                                   Unrealized     Unrealized       Fair
                                           Cost      Gains          Losses         Value
                                                           (in thousands)
                                         ------------------------------------------------
         Equity Securities 06/30/96      $64,461   $90,466          $ 12         $154,915
         Equity Securities 09/30/95      $64,804   $61,455          $158         $126,101

         During the quarter ended June 30, 1996, marketable equity available-for-sale securities with a fair value at the date of sale of $619,000 were sold. The gross realized gains on such sales of available-for-sale- securities totaled $596,000 and the gross realized losses totaled $30,000.

6. In May 1996 the Company renewed its line of credit agreement with certain banks. The new agreement provides for maximum borrowing of $50,000,000 at adjustable interest rates based on London Interbank Offered Rates (LIBOR). The borrowings will mature either in May of 1997 or May of 1998. A $40,000,000 portion of the line is for a 364 day term and a $10,000,000 portion is for a two year term. As of June 30, 1996, the Company had borrowed $6,000,000 against the line of credit, at a weighted average interest rate of 5.81%, and had letters of credit outstanding in the amount of $9,991,000, leaving an unused portion of $34,009,000. Under the line of credit agreement, the Company must meet certain requirements regarding levels of debt, net worth and earnings.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                  (UNAUDITED)
                                 (in thousands)

                                                       FISCAL YEAR 1996              Nine Mos.         Nine Mos.
                                  1st Qtr          2nd Qtr          3rd Qtr          06/30/96          06/30/95
                                  -----------------------------------------------------------          ---------
Sales and Other Revenues:
  Contract Drilling-Domestic      $23,020          $ 26,088         $ 29,981         $ 79,089         $  70,640
  Contract Drilling-Internat'l     33,935            33,585           31,534           99,054            75,648
                                  -------          --------         --------         --------         ---------
    Total Contract Drilling
         Division                  56,955            59,673           61,515          178,143           146,288
                                  -------          --------         --------         --------         ---------

  Exploration and Production       15,460            18,084           20,727           54,271            36,202
  Natural Gas Marketing            12,786            14,030           15,484           42,300            26,567
                                  -------          --------         --------         --------          --------
    Total Oil & Gas Division       28,246            32,114           36,211           96,571            62,769
                                  -------          --------         --------         --------          --------

  Chemical Division                 6,158             5,708            4,669           16,535            16,010
  Real Estate Division              2,008             2,079            1,971            6,058             5,624
  Investments and other             1,218             1,347            1,661            4,226             7,310
                                  -------          --------         --------         --------          --------

Total Revenues                    $94,585          $100,921         $106,027         $301,533         $ 238,001
                                  =======          ========         ========         ========          ========


OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic      $ 1,915          $  2,776         $  3,675         $  8,366         $   4,250
  Contract Drilling-Internat'l      8,309             7,885            7,847           24,041            12,541
                                  -------          --------         --------         --------          --------
     Total Contract Drilling
          Division                 10,224            10,661           11,522           32,407            16,791
                                  -------          --------         --------         --------          --------

  Exploration and Production        4,075             4,690            8,605           17,370            (2,900)
  Natural Gas Marketing               757               695              889            2,341             1,384
                                  -------          --------         --------         --------          --------
     Total Oil & Gas Division       4,832             5,385            9,494           19,711            (1,516)
                                  -------          --------         --------         --------          --------

  Chemical Division                 2,739             1,979              775            5,493             5,997
  Real Estate Division              1,221             1,423            1,201            3,845             3,210
                                  -------          --------         --------         --------          --------
     Total Operating Profit        19,016            19,448           22,992           61,456            24,482
                                  -------          --------         --------         --------          --------


OTHER                              (1,733)           (2,524)            (942)          (5,199)           (1,693)


INCOME BEFORE INCOME TAXES AND
                                  -------          --------         --------         --------         ---------
EQUITY IN INCOME OF AFFILIATE     $17,283          $ 16,924         $ 22,050         $ 56,257         $  22,789
                                  =======          ========         ========         ========         =========



See accompanying notes to financial statements.

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                JUNE 30, 1996


RESULTS OF OPERATIONS

         The Company reported net income of $13,158,000 ($0.53 per share) from revenues of $106,027,000 for the third quarter of fiscal 1996, compared with net income of $4,584,000 ($0.19 per share) from revenues of $78,756,000 for the third quarter of fiscal 1995. Net income for the first nine months totaled $35,278,000 ($1.43 per share) from revenues of $301,533,000, compared with $14,820,000 ($0.60 per share) from revenues of $238,001,000 last year.

         Net income for the nine months ended June 30, 1996, includes $346,000 after-tax gains from the sale of securities, compared with $1,800,000 after-tax gain from the sale of securities for the same period in 1995.

         Exploration and Production reported an operating profit of $17,370,000 for the nine months ended June 30, 1996, compared with an operating loss of $2,900,000 for the same period last year. Oil & gas revenues for the first nine months increased to $54,271,000 (a fifty percent increase) from last year's revenues of $36,202,000. The increase in revenues is the result of continued strength in oil and natural gas prices compared to last year and the increase in natural gas volumes.

         Natural gas prices for the third quarter and first nine months of 1996 averaged $1.88 per mcf and $1.71 per mcf respectively, compared with $1.28 per mcf and $1.31 per mcf in the same periods of 1995. Natural gas volumes for the first nine months of 1996 were 91.4 mmcf/d compared with 71.2 mmcf/d for the same period of 1995. Oil prices for the third quarter and first nine months of 1996 averaged $20.02 and $18.25, respectively, compared with $17.42 and $16.48, respectively, in the same periods of 1995. Oil volumes for the nine months ended June 30, 1996 and 1995 were 2,222 bbls/d and 2,224 bbls/d, respectively.

         Exploration and Production's third quarter results were also affected by three natural gas wells that commenced production during the quarter.
These wells are part of the previously announced Rocky East discovery in Washita County, Oklahoma. It is anticipated that two additional natural gas wells will commence production in the fourth quarter.

         The Contract Drilling Division reported an operating profit of $32,407,000 for the first nine months of fiscal 1996, compared with $16,791,000 for the first nine months of fiscal 1995. Operating profit from international operations increased to $24,041,000 for the first nine months of 1996, compared with $12,541,00 for the same period (a ninety-two percent increase) in 1995. The primary reason for the increase in operating profits was the strong performance in the Company's Venezuelan and Colombian operations. Rig utilization was over 90% in both countries for the nine months ended June 30, 1996.

         Operating profit from the domestic drilling operations increased to $8,366,000 for the first nine months of 1996, compared with $4,250,000 for the same period in 1995. The increase is the result of improved profit margins on the Company's land rigs and the earnings from the new Mars Offshore Platform Rig which began drilling in the third quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $93,257,000 for the nine months ended June 30, 1996, compared with $64,514,000 for the same period in 1995. Capital expenditures for the first nine months of 1996 were $84,099,000, compared with $88,345,000 for the first nine months of 1995.

         During the third quarter the Company renewed its line of credit agreement as described in Note 6 to the financial statements. Additional borrowing may be necessary to meet capital expenditure requirements for the remainder of fiscal 1996.

         There were no other significant changes in the Company's financial position since September 30, 1995.


                         PART II.   OTHER INFORMATION
                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Item 1    Legal Proceedings

         The lawsuit William G. Caldwell, et al v Helmerich & Payne, Inc. is described in the Company's 10-Q filings for the quarterly periods ended December 31, 1995 and March 31, 1996.

Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended June 30, 1996.


                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       AUGUST 14,      1996       /S/ DOUGLAS E. FEARS
      ----------------------           -----------------------------------------
                                       Douglas E. Fears, Chief Financial Officer


Date:       AUGUST 14,      1996       /S/ HANS C. HELMERICH
      ----------------------           -----------------------------------------
                                       Hans C. Helmerich, President

                                 EXHIBIT INDEX

Exhibit No.                  Exhibit Description
- -----------                  -------------------
27                         Financial Data Schedule