Form 10-K
period 1996-09-30
HELMERICH & PAYNE INC
filed 1996-12-27
CIK 46765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

                                                           NAME OF EXCHANGE
             TITLE OF EACH CLASS                         ON WHICH REGISTERED
------------------------------------------          ---------------------------
        Common Stock ($0.10 par value)                New York Stock Exchange
         Common Stock Purchase Rights                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO ____
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]
     At December 16, 1996, the aggregate market value of the voting stock held by non-affiliates was $1,215,990,753.
     Number of shares of common stock outstanding at December 16, 1996:
24,914,891.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1996 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 5, 1997 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

              Annual Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1996

                                     PART I

Item 1.  BUSINESS

       Helmerich & Payne, Inc. (the "Registrant"), incorporated under the laws of the State of Delaware on February 3, 1940, and successor to a business originally organized in 1920, is engaged primarily in the exploration, production, and sale of crude oil and natural gas and in contract drilling of oil and gas wells for others.

       These activities account for the major portion of its operating revenues. The Registrant is also engaged in the ownership, development, and operation of commercial real estate and was until August 30, 1996, engaged in the manufacture and distribution of odorants for use in the gas transmission and distribution industry.

       The Registrant is organized into three separate autonomous operating divisions being contract drilling; oil and gas exploration, production and
natural gas marketing; and real estate.   While there is a limited amount of
intercompany activity, each division operates essentially independently of the others. Each of the divisions, except exploration and production, conduct their respective business through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

       Most of the Registrant's current exploration efforts are concentrated in Louisiana, Oklahoma, Texas, and the Hugoton Field of western Kansas. The Registrant also explores from time to time in the Rocky Mountain area, New Mexico, Alabama, Florida, Michigan, and Mississippi. Substantially all of the Registrant's gas production is sold to and resold by its marketing subsidiary. This subsidiary also purchases gas from unaffiliated third parties for resale.

       The Registrant's domestic contract drilling is conducted primarily in Alabama, Oklahoma, Texas, Mississippi, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 1996 in five international locations: Venezuela, Ecuador, Colombia, Trinidad and Tobago, and Bolivia.

       The Registrant's real estate investments are located in Tulsa, Oklahoma, where the Registrant has its executive offices.

       CONTRACT DRILLING

       The Registrant believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Registrant specializes in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote international areas. For its international operations, the Registrant also constructs and operates rigs which are transportable by helicopter. In the United States, the Registrant draws its customers primarily from the major oil companies and the larger independents. The Registrant also drills for its own oil and gas division. In South America, the Registrant's current customers include the Venezuelan state petroleum companies and major international oil companies.

       British Petroleum Company, P.L.C., including its affiliates, ("BP") is the Registrant's largest single customer. The Registrant performs drilling services for BP, both domestically and internationally. Each drilling rig operates under a separate contract. The Registrant believes that its relationship with BP is good. Revenues from drilling services performed for BP in fiscal 1996 accounted for approximately 19% of the Registrant's consolidated revenues for the same period.

       The Registrant provides drilling equipment, personnel, and camps for others on a contract basis for exploration and development of onshore areas and for development from fixed platforms in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps to circulate the drilling fluid, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. Conversely, a platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig to each subsequent platform. A helicopter rig is one that can be disassembled into component part loads of 4,000 pounds and transported to remote locations by helicopter, cargo plane, or other means.

       The Registrant's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers. A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in producing wells.

       The Registrant's contracts for drilling are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. Current market conditions involve an oversupply of drilling rigs for the work available. As a consequence, the Registrant is and will be performing and bidding for contracts on a combination "footage" and "daywork" basis, under which the Registrant charges a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Market conditions have also led the Registrant to accept "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. The Registrant believes that under current market conditions "daywork" basis contract rates are too low to adequately compensate contractors and that "footage" and "turnkey" basis contract rates do not adequately compensate contractors for the added risks. Contracts for use of the Registrant's drilling equipment are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

       While current fixed term contracts are for one to three year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms, although the contracting parties have
no legal obligation to do so.   Contracts generally contain renewal or
extension provisions exercisable at the option of the customer at prices mutually agreeable to the Registrant and the customer, and in most instances provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses; however, increasingly government owned petroleum companies are requesting that a greater proportion of these payments be made in local currencies. See Regulations and Hazards, page I-9.

       Domestic Drilling

       The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 1996, the Registrant had 33 (27 land rigs and 6 platform rigs) of a total of 41 available rigs operating in the United States and had management contracts for three operator owned rigs in offshore California.

       The Registrant believes that it is competitively strongest in deep drilling rigs. Twenty-four of its existing rigs are capable of drilling to depths in excess of 20,000 feet.

       In March of 1995, the Registrant was awarded a three-year term drilling contract by a major oil company to construct and operate a new generation rig upon a tension leg platform ("TLP") located in the Gulf of Mexico. This is the first rig that the Registrant has operated on a TLP. The TLP concept allows drilling operations to be conducted in water depths of up to approximately 5,000 feet using current technology. Drilling operations on traditional fixed platforms have been limited to depths of no more than approximately 1,400 feet. Registrant commenced drilling operations on the TLP in May of 1996.

       During fiscal 1996 the same major oil company awarded the Registrant three additional term contracts for construction and operation of a self-moving minimum space fixed platform rig and two TLP rigs. These rigs are to be located in the Gulf of Mexico.

       The self-moving minimum space rig is designed to be moved without the use of expensive derrick barges. This rig is expected to commence drilling operations in March, 1997, under an 18-month term drilling contract.

       The second TLP rig is expected to commence drilling in May of 1997, under a three-year term drilling contract. The third TLP rig is scheduled to commence drilling in September of 1998, and it, too, will be under a three-year term drilling contract.

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

       Venezuelan operations continue to be a significant part of the Registrant's operations. The Registrant presently owns and operates 21 drilling rigs in Venezuela. The Registrant had a utilization rate of 94% for these rigs during fiscal 1996. The Registrant worked for all three government owned producing companies in Venezuela (Corpoven, Maraven and Lagoven) during the fiscal year ended September 30, 1996. Collectively, revenues from the three producing companies accounted for approximately 13% of the Registrant's consolidated revenues during fiscal 1996. Although the Registrant believes its relationship with such producing companies is good, the loss of this business could have an adverse effect on Registrant.

       During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in Registrant's loss of all or a portion of its assets and business in Venezuela.

       The Registrant presently owns and operates ten drilling rigs in Colombia. The Registrant's utilization rate for such rigs was 90% during fiscal 1996. During fiscal 1996 the revenue generated by Colombian drilling operations contributed approximately 17% of the Registrant's consolidated revenues.

       In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 1996 owned and operated four rigs in Ecuador, one rig in Trinidad and

Tobago, and two rigs in Bolivia. During 1996, the rig located in Trinidad and Tobago was moved to Venezuela and one rig operated in Ecuador was retired. In Ecuador, Trinidad and Tobago, and Bolivia, the contracts are with large international oil companies.

       In August of 1994, a venture owned 50% by the Registrant and 50% by Atwood Oceanics, Inc., was awarded a term contract in Australia for the design, construction and operation of a new generation offshore platform rig. The rig, which incorporates some of the latest technology in instrumentation and remote control mechanization of drilling equipment, has been shipped to Australia and is in the process of being mobilized to its location. It is expected that drilling operations will commence in January of 1997.

       Competition

       The contract drilling business is highly competitive. Competition in contract drilling involves such factors as price, rig availability, efficiency, condition of equipment, reputation, and customer relations. Competition is primarily on a regional basis and may vary significantly by region at any particular time. Land drilling rigs can be readily moved from one region to another in response to changes in levels of activity, and an oversupply of rigs in any region may result.

       Although many contracts for drilling services are awarded based solely on price, the Registrant has been successful in establishing long-term relationships with certain customers which have allowed the Registrant to secure drilling work even though the Registrant may not have been the lowest bidder for such work. The Registrant has continued to attempt to differentiate its services based upon its engineering design expertise, operational efficiency, safety and environmental awareness.

       The Registrant specializes in deep drilling for natural gas. During the past several years, it appears that the demand for deep drilling for gas has decreased.

       Regulations and Hazards

       The drilling operations of the Registrant are subject to the many hazards inherent in the business, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas.

       The Registrant believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering risks),
workers compensation and employer's liability.   No insurance is carried
against loss of earnings or business interruption. The Registrant is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Registrant is generally indemnified under its drilling
contracts from this risk.   The Registrant's present insurance coverage has
been contracted through fiscal 1997. However, in view of conditions generally in the liability insurance industry, no assurance can be given that the Registrant's present coverage will not be cancelled during fiscal 1997 nor that insurance coverage will continue to be available at rates considered reasonable.

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

       During fiscal 1996, approximately 34% of the Registrant's consolidated revenues were generated from international contract drilling operations. Over

95% of the international revenues were from Venezuela, Colombia, and Ecuador. Exposure to potential losses from currency devaluation is minimal in the countries of Colombia and Ecuador. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

       In Venezuela, approximately 65% of the Registrant's invoice billings are in U.S. dollars and the other 35% are in the local currency, the bolivar. The Registrant is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances. In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the bolivar. In April of 1996, the bolivar was again devalued when the government decided to abolish its fixed rate policy and to allow a floating market exchange rate. During fiscal 1996, the Registrant experienced losses of approximately US$2 million as a result of the devaluation of the bolivar. These losses were more than offset by gains realized from the purchase of local currency through a government approved mechanism ("Brady Bonds") which permitted the Registrant to purchase local currency at favorable market exchange rates. The exchange rate has only increased by approximately 2% from April of 1996 to November of 1996, and the Registrant is unable to predict future devaluation. If the bolivar is devalued significantly during the balance of fiscal 1997, the Registrant could experience material devaluation losses.

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

       The Registrant's exploration and production division includes geographical exploitation teams comprised of geological, engineering, and land personnel who primarily develop in-house oil and gas prospects as well as review a limited number of outside prospects and acquisitions for their respective geographical areas. The Registrant believes that this structure allows each team to gain greater expertise in its respective geographical area and reduces risk in the development of prospects. Registrant has recently hired two geologists and two geophysicists to supplement its exploration activities.

       The Registrant's Rocky East prospect located in Washita County, Oklahoma, contained the Registrant's most significant wildcat discovery during fiscal 1996. The Registrant owns a 100% working interest in the discovery well and possesses a working interest ranging from 81% to 100% in each of the five development wells that have been drilled in this prospect. During fiscal 1996 the Rocky East prospect produced approximately 3.3 bcf (gross) of gas with current daily natural gas production of approximately 20,000 mcf.

       During fiscal 1996 the Registrant owned an interest in several wells drilled in the Masters Creek area of the Austin Chalk in Louisiana. The Registrant possessed an overriding royalty interest in three wells drilled by a major oil company, and possessed a carried working interest in one well drilled by the same major oil company and one well drilled by a large independent. Positive outcomes have resulted in the participation by the

Registrant with a 16% working interest in two additional wells in the Masters Creek area. The Registrant will evaluate the results of these wells and determine the amount of its participation, if any, in additional drilling in the area and the extent of its continued payment of annual rentals covering its
approximate 2,300-acre net leasehold interest in the Masters Creek area.   Just
west of this area, the Registrant owns 13,000 acres in the Artillery Range prospect. The Registrant possesses a carried working interest in two wells drilled in this prospect during fiscal 1996. A third well has been proposed, and if such well is drilled, the Registrant intends to participate with a carried working interest. During fiscal 1996, the Registrant spent $1,182,000 in drilling and completion costs in the Austin Chalk area. Depending on the Registrant's continued analysis of the Austin Chalk area, fiscal year 1997 exploration expenditures could range from $6 to $11 million.

       The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep expensive, high risk/high return wells. During fiscal 1996, the Registrant participated in 41 development and/or wildcat wells, which resulted in new discoveries of approximately 21.3 bcf of gas and 298,986 barrels of oil and condensate. The Registrant participated in 22 additional development wells, which resulted in the development of approximately 5.7 bcf of gas and 12,370 barrels of oil and condensate which was previously classified as proved undeveloped or proved developed nonproducing reserves. A total of $24,005,000 was spent in the Registrant's exploration and development program during fiscal 1996. This figure is exclusive of expenditures for acreage and acquisitions of proved oil and gas reserves. The Registrant's total company-wide acquisition cost for acreage in fiscal 1996 was $3,178,214.

       The Registrant spent $255,598 for the acquisition of proved oil and gas reserves during fiscal 1996. Reserves from such acquisitions totaled approximately 0.6 bcf of natural gas and 21,912 barrels of crude oil and condensate. In addition, the Registrant sold 10 properties for $403,198. The reserves associated with these sales were approximately 266,000 mcf of natural gas and 1,477 barrels of crude oil.

       The Registrant's fiscal 1997 exploration and production budget of approximately $32,800,000 is 38% greater than its actual exploration and production expenditures in fiscal 1996.

       Market for Oil and Gas

       The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and its wholly owned subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells or development wells. Although the market for natural gas has been in a state of over-supply for the past several years, the Registrant is of the opinion that the supply/demand for natural gas is moving towards a state of equilibrium. As demonstrated by the winter of 1995-1996, winter demand and its effect on gas storage has a significant effect on natural gas pricing. The stability of short-term prices for natural gas will largely depend upon the demand during the heating season and the utilization of storage throughout the United States. Other causes affecting supply/demand imbalances may be federal regulation of the market; large quantities of developed gas reserves in Canada (and subsequent pipeline expansions) and Mexico available for export by pipelines to the United States; fuel switching between fuel oil and natural gas; development of coalbed methane; and development of large quantities of liquefied natural gas in Trinidad and Tobago and Africa available for export to the United States.

       Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its recent practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of higher than posted prices for such crude oil production.

       Competition

       The Registrant competes with numerous other companies and individuals in the acquisition of oil and gas properties and the marketing of oil and gas.
The Registrant believes that it should prepare for increased exploration activity without committing to a definite drilling timetable involving large expenditures. The Registrant also believes that the competition for the acquisition of gas producing properties will continue. Due to the recent increase in oil and gas prices and considering the Registrant's conservative acquisition strategy, the Registrant believes that it may be unable to acquire significant proved developed producing reserves. However, the Registrant intends to continue its review of properties in areas where the Registrant has expertise. The Registrant's competitors include major oil companies, other independent oil companies, and individuals, many of whom have financial resources, staffs, and facilities substantially larger than those of the Registrant. The effect of these competitive factors on the Registrant cannot be predicted with certainty.

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

       Governmental Regulation in the Oil and Gas Industry

       The Registrant's domestic operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by price control, tax, and other laws relating to the petroleum industry; by changes in such laws; and by constantly changing administrative regulations. Most states in which the Registrant conducts or may conduct oil and gas activities regulate the production and sale of oil and natural gas, including regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Registrant can produce from its wells, and to limit the number of wells or locations at which the Registrant can drill. In addition, legislation affecting the natural gas and oil industry is under constant review. Inasmuch as such laws and regulations are frequently expanded, amended, or reinterpreted, the Registrant is unable to predict the future cost or impact of complying with such regulations. The Registrant believes that compliance with existing federal, state and local laws, rules and regulations will not have a material adverse effect upon its capital expenditures, earnings or competitive position.

       Regulatory Controls

       The Registrant is subject to regulation by the Federal Energy Regulatory Commission ("FERC") with respect to various aspects of its domestic natural gas operations under the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978.

       The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price decontrol provisions of the Natural Gas Policy Act of 1978 for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. The Registrant believes that substantially all of its gas is decontrolled.

       On April 8, 1992; August 3, 1992; and November 27, 1992, the FERC issued Order 636, Order 636-A, and Order 636-B (collectively, "Order 636"), respectively, which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies. Order 636 has been implemented through individual interstate pipeline restructuring proceedings. Although Order 636 has provided the Registrant with additional market access and more fairly applied transportation service rates, it has also subjected the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order No. 636 and certain related proceedings were the subject of an appeal to the United States Court of Appeals for the District of Columbia Circuit. That court recently issued its decision in the appeal of Order No. 636 and largely upheld the fundamental tenets of the order. Rehearing has since been denied, however, the court's decision is still subject to potential applications for a writ of certiorari to the United States Supreme Court. In addition, several appeals in individual pipeline proceedings and related dockets remain pending. It is therefore not possible for the Registrant to predict what effect, if any, the ultimate outcome of these regulatory and judicial review proceedings will have on the FERC's open-access regulations or the Registrant's operations. Assuming that Order 636 is upheld in its entirety, the Registrant believes that it will benefit from the provisions of such Order.

       The FERC has announced its intention to re-examine certain of its transportation-related policies, including the manner in which interstate pipelines release transportation capacity under Order 636 and the use of market-based rates for interstate gas transportation. While any resulting FERC action would affect the Registrant only indirectly, these inquiries are intended to further enhance competition in the natural gas markets. In addition, the FERC issued a policy statement on how interstate natural gas pipelines can recover the cost of new pipeline facilities. While this policy statement in its present form affects the Registrant only indirectly, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals.

       Under the NGA, natural gas gathering facilities are exempt from FERC jurisdiction. The Registrant believes that its gathering systems meet the traditional tests that the FERC has used to establish a pipeline's status as a gatherer. Commencing in May 1994, the FERC has issued a series of orders in individual cases that delineate its gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Thus, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers. An appellate court recently upheld, in large part, several of the initial FERC orders delineating its gathering policy. It is not possible at this time to predict the ultimate effect of the policy, although it could affect access to and rates charged for interstate gathering services. However, the Registrant does not presently believe the status of its facilities would be affected by modification to the statutory criteria.

       The Registrant's natural gas gathering operations may become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. For example, at the federal level, in October of 1996, the President signed the Accountable Pipeline Safety and Partnership Act of 1996, which, among other things, gives the public an opportunity to comment on pipeline risk management programs, promotes communication regarding safety issues to residents along pipeline right-of-ways, and encourages the examination of remote control valves along pipelines. The Registrant believes that the adoption of additional pipeline safety legislation will not materially affect the Registrant in light of its relatively minor gathering operations.

       On February 2, 1994, the Kansas Corporation Commission ("KCC") issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. As a consequence of this order, the Registrant has drilled 80 infill wells and believes that it will be necessary in the next two fiscal years to drill an additional 58 wells with the total costs to the Registrant ranging from $5 to $6 million. Several of these wells will be drilled to a depth of 5,500 feet in search of additional reserve-bearing formations.

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

       Federal Income Taxation

       The Registrant's oil and gas operations, and the petroleum industry in general, are affected by certain federal income tax laws, in particular the Tax Reform Act of 1986, which was amended by the Energy Policy Act of 1992 and the Revenue Reconciliation Act of 1993. The Registrant has considered the effects of such federal income tax laws on its operations and does not anticipate that there will be no material impact on its liquidity, capital expenditures, or international operations.

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

       Natural Gas Marketing

       Helmerich & Payne Energy Services, Inc., ("HPESI") continues into its eighth year of business with emphasis on the purchase and marketing of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression and gathering services for a fee. During fiscal year 1996, HPESI's sales of third-party gas constituted approximately 14.9% of the Registrant's consolidated revenues.

       HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. Term gas sales contracts are for varied periods ranging from four months to seven years. However, recent contracts have tended toward shorter terms. The remainder of the Registrant's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 1997, HPESI's term gas sales contracts provide for the sale of approximately 6 bcf of gas. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-15 through I-24 regarding the market, competition, and regulation of natural gas.

       CHEMICAL OPERATIONS

       On August 23, 1996, the Registrant and its wholly-owned subsidiary, Natural Gas Odorizing, Inc. ("NGO"), together with Occidental Petroleum Corporation ("Buyer"), and its wholly-owned subsidiary, OPC Acquisition Corp. ("OPC"), entered into an Agreement and Plan of Merger pursuant to which Buyer agreed to purchase all of the Registrant's chemical business located in Baytown, Texas (the "Business") pursuant to a tax-free merger between NGO and OPC. On August 30, 1996 ("Closing"), the sale of the Business was consummated such that OPC was merged with and into NGO with NGO being the surviving corporation. In consideration of such disposition, the Registrant received 2,018,928 shares of Buyer's common stock which equaled approximately $48 million as of Closing.

       REAL ESTATE OPERATIONS

       The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (98% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (77% of which is currently leased). The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

       At the end of the 1996 fiscal year the Registrant owned 18 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Fourteen of the Registrant's units are currently leased.

       The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to third parties during fiscal 1996.

       The Registrant is also engaged in the business of leasing multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 95%. The Registrant also owns approximately 1 1/2 acres of undeveloped land lying adjacent to such warehouses.

       The Registrant also owns a 270 acre tract known as Southpark located in the high-growth area of southeast Tulsa and consisting of approximately 257 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has remained at 100%. The Registrant believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land.

       The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from 68% to 79% during fiscal 1996 due primarily to the addition of several new tenants. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. Occupancy is currently at 92%.

       The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 1996, occupancy increased from 65% to 88% primarily due to the addition of one new tenant. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 1996, occupancy remained at 81%.

       FINANCIAL

       Information relating to Revenue and Income by Business Segments may be found on page 10 of the Registrant's Annual Report to Shareholders for fiscal 1996, which is incorporated herein by reference.

       EMPLOYEES

       The Registrant had 1,697 employees within the United States (6 of which were part-time employees) and 1,612 employees in international operations as of September 30, 1996.

Item 2.  PROPERTIES

       CONTRACT DRILLING

       The following table sets forth certain information concerning the Registrant's domestic drilling rigs as of September 30, 1996:

    Rig              Registrant's    Optimum Working     Present
Designation         Classification    Depth in Feet     Location
-----------         --------------   ---------------    --------
    110              Medium Depth        12,000            Texas
    141              Medium Depth        14,000            Texas
    142              Medium Depth        14,000            Texas
    143              Medium Depth        14,000            Texas
    145              Medium Depth        14,000            Texas
    157              Medium Depth        14,000            Texas
     95              Medium Depth        16,000            Texas
     96              Medium Depth        16,000            Oklahoma
    118              Medium Depth        16,000            Texas
    119              Medium Depth        16,000            Texas
    120              Medium Depth        16,000            Texas
    147              Medium Depth        16,000            Texas
    154              Medium Depth        16,000            Texas
     79              Deep                20,000            Louisiana
     80              Deep                20,000            Oklahoma
     89              Deep                20,000            Alabama
     92              Deep                20,000            Oklahoma
     94              Deep                20,000            Texas
     98              Deep                20,000            Oklahoma
    122              Deep                26,000            Louisiana
     97              Deep                26,000            Texas
     99              Deep                26,000            Texas
    137              Deep                26,000            Texas
    149              Deep                26,000            Texas
     72              Very Deep           30,000            Louisiana
     73              Very Deep           30,000            Louisiana
    101              Medium Depth        16,000          * Gulf of Mexico
    104              Medium Depth        16,000          * Offshore California
    108              Medium Depth        16,000          * Gulf of Mexico
     91              Deep                20,000          * Gulf of Mexico
    102              Deep                20,000          * Offshore California
    103              Deep                20,000          * Offshore California
    105              Deep                20,000          * Gulf of Mexico
    100              Deep                26,000          * Gulf of Mexico
    106              Deep                26,000          * Gulf of Mexico
    107              Deep                26,000          * Gulf of Mexico
    201              Deep                26,000          * Gulf of Mexico
    155              Medium Depth        14,000            Texas
    161              Very Deep           30,000            Louisiana
    162              Deep                20,000            Texas
    163              Very Deep           30,000            Oklahoma

*    Offshore platform rig

       The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                         Years ended September 30,
                                         -------------------------
                                      1992   1993   1994   1995   1996
                                      ----   ----   ----   ----   ----
Number of rigs owned at end of
  period                               39     42     47     41     41
Average rig utilization rate
  during period (1)                    42%    53%    69%    71%    82%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

       The following table sets forth certain information concerning the Registrant's international drilling rigs as of September 30, 1996:

    Rig              Registrant's       Optimum Working     Present
Designation         Classification       Depth in Feet     Location
-----------         --------------      ---------------    --------
      14            Workover/drilling          6,000        Venezuela
      18            Workover/drilling          6,000        Venezuela
      19            Workover/drilling          6,000        Venezuela
      20            Workover/drilling          6,000        Venezuela
     140            Medium Depth              10,000        Venezuela
     158            Medium Depth              10,000        Venezuela
     159            Medium Depth              12,000        Venezuela
     132            Medium Depth              16,000        Ecuador
      22            Deep (helicopter rig)     18,000        Bolivia
      23            Deep (helicopter rig)     18,000        Ecuador
     121            Deep                      20,000        Colombia
      45            Deep                      26,000        Venezuela
      82            Deep                      26,000        Venezuela
      83            Deep                      26,000        Venezuela
     117            Deep                      26,000        Venezuela
     123            Deep                      26,000        Bolivia
     138            Deep                      26,000        Ecuador
     148            Deep                      26,000        Venezuela
     160            Deep                      26,000        Venezuela
     115            Very Deep                 30,000        Venezuela
     116            Very Deep                 30,000        Venezuela
     125            Very Deep                 30,000        Colombia
     113            Very Deep                 30,000        Venezuela
     128            Very Deep                 30,000        Venezuela
     129            Very Deep                 30,000        Venezuela
     133            Very Deep                 30,000        Colombia
     134            Very Deep                 30,000        Colombia
     127            Very Deep                 30,000        Venezuela

    Rig              Registrant's       Optimum Working     Present
Designation         Classification       Depth in Feet     Location
-----------         --------------      ---------------    --------
     156            Medium Depth              14,000        Venezuela
     135            Very Deep                 30,000        Colombia
     136            Very Deep                 30,000        Colombia
     150            Very Deep                 30,000        Venezuela
     151            Very Deep                 30,000        Colombia
     152            Super Deep                30,000+       Colombia
     153            Super Deep                30,000+       Colombia
     139            Super Deep                30,000+       Colombia

       The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                         Years ended September 30,
                                         -------------------------
                                      1992   1993   1994   1995   1996
                                      ----   ----   ----   ----   ----
Number of rigs owned at end of
  period                               30     29     29     35     36
Average rig utilization rate
  during period (1)                    69%    68%    88%    84%    85%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.


       OIL AND GAS DIVISION

       All of the Registrant's oil and gas operations and holdings are domestic.

       Crude Oil Sales

       The Registrant's net sales of crude oil and condensate for the fiscal years 1994 through 1996 are shown below:

                                       Average Sales       Average Lifting
       Year          Net Barrels     Price per barrel      Cost per Barrel
       ----          -----------     ----------------      ---------------
       1994            887,455             $14.83               $7.74
       1995            808,058             $16.37               $7.86
       1996            809,571             $19.00               $7.90

       Natural Gas Sales

       The Registrant's net sales of natural and casinghead gas for the three fiscal years 1994 through 1996 are as follows:

                                       Average Sales        Average Lifting
         Year           Net Mcf        Price per Mcf         Cost per Mcf
         ----           -------        -------------        ---------------
         1994        26,627,776              $1.72                $0.3760
         1995        26,421,434              $1.27                $0.3640
         1996        34,535,184              $1.75                $0.3292

       Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1994, 1995, and 1996:

                    Exploratory Wells            Development Wells
                    -----------------            -----------------
                   1994   1995   1996          1994    1995    1996
                   ----   ----   ----          ----    ----    ----
Productive         1.021  0.7    4.448        12.334  20.7695  23.625
Dry                1.436  2.596  5.250         0.233   3.2867   2.000

       On September 30, 1996, the Registrant was in the process of drilling or completing six gross or 1.778 net wells.

       Acreage Holdings

       The Registrant's holdings of acreage under oil and gas leases, as of September 30, 1996, were as follows:

                            Developed Acreage          Undeveloped Acreage
                            -----------------          -------------------
                            Gross         Net            Gross         Net
                            -----         ---            -----         ---
Alabama                    480.00      112.21           146.00       18.12
Arkansas                 3,068.23    1,725.11             -0-         -0-
Kansas                 122,861.88   85,446.35        15,561.60   12,407.10
Louisiana               10,046.29    2,898.34       162,888.10   88,301.46
Michigan                     -0-         -0-         14,915.93   14,862.32
Mississippi                  -0-         -0-              0.83        0.10
Montana                  2,037.19      381.54         4,668.95    1,476.17
Nebraska                   480.00      168.00             -0-         -0-
Nevada                       -0-         -0-         38,665.68   29,987.71
New Mexico                 960.00       54.86           161.88       38.85
North Dakota               279.96       11.52           178.16       61.60
Oklahoma               138,424.27   51,114.65        40,948.55   22,952.43
Texas                   88,443.43   41,874.04        10,220.43    5,143.51
Wyoming                      -0-         -0-          1,667.94      316.43
                       ----------  ----------       ----------  ----------
         Total         367,081.25  183,786.62       290,024.05  175,565.80

       Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals.

       Productive Wells

       The Registrant's total gross and net productive wells as of September 30, 1996, were as follows:

                              Oil Wells      Gas Wells
                              ---------      ---------
                            Gross    Net    Gross    Net
                            -----    ---    -----    ---
                            3,340    241     860     378

       Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-12 through I-24 of

Item 1. BUSINESS, and pages 28 through 30 of the Registrant's Annual Report to Shareholders for fiscal 1996, "Notes to Consolidated Financial Statements" and "Note 12 Supplementary Financial Information for Oil and Gas Producing Activities."

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

       At the end of fiscal 1996:

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

       The Registrant owned 2,018,928 shares of the common stock of Occidental Petroleum Corporation, Inc.

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

W. H. Helmerich, III, 73           Director since 1949; Chairman of the Board
Chairman of the Board              since December 1, 1960

Hans Helmerich, 38                 Director  since  March 4, 1987; President
President                          and Chief Executive Officer since December
                                   6, 1989

George S. Dotson, 55               Director since March 7, 1990; Vice
Vice President                     President, Drilling, since February 14, 1977
                                   and President and Chief Operating Officer of
                                   Helmerich & Payne International Drilling Co.
                                   since February 14, 1977

Douglas E. Fears, 47               Vice President, Finance, since March 11,
Vice President                     1988

Steven R. Mackey, 45               Secretary since March 7, 1990; Vice
Vice President and                 President and General Counsel since March
Secretary                          11, 1988


Steven R. Shaw, 45                 Vice  President, Production, since
Vice President                     July 8, 1985; Vice President, Exploration
                                   and Production since March 6, 1996

Gordon K. Helm, 43                 Chief Accounting Officer of the Registrant;
Controller                         appointed Controller effective December 10,
                                   1993; and Manager of Internal Audit from
                                   September 13, 1991

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

       The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                                    1995                   1996
                                    ----                   ----
       Quarter               High          Low            High      Low
       -------               ----          ---            ----      ---
       First                31 1/4       25 5/8     30 1/8        24 1/2
       Second               27 1/2       24 1/2     34 1/2        27
       Third                31           26 5/8     38 1/4        33
       Fourth               30           27 5/8     43 5/8        34 3/4

       The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                         Paid per Share            Total Payment
                         --------------            -------------

                             Fiscal                    Fiscal
                             ------                    ------
       Quarter            1995        1996        1995           1996
       -------            ----        ----        ----           ----
     First             $0.125       $0.125    $3,089,758     $3,095,578
     Second             0.125        0.125     3,087,958      3,100,568
     Third              0.125        0.125     3,092,973      3,104,724
     Fourth             0.125        0.130     3,094,813      3,229,596

       The Registrant paid a cash dividend of $0.13 per share on December 2, 1996, to shareholders of record on November 15, 1996. Payment of future dividends will depend on earnings and other factors.

       As of December 16, 1996, there were 1,514 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6. SELECTED FINANCIAL DATA

                                Five-year Summary of Selected Financial Data
                                --------------------------------------------
                              1992       1993       1994       1995       1996
                            --------   --------   --------   --------   --------
Sales, operating,
and other revenues          $226,219   $300,723   $310,152   $306,721   $393,255

Income from con-
tinuing operations             8,973     22,158     17,108      5,788     45,426

Income from con-
tinuing operations
per common share                0.37       0.91       0.70       0.24       1.84

Total assets                 585,504    610,935    624,827    707,061    821,914

Long-term debt                 8,339      3,600        -0-        -0-        -0-

Cash dividends
declared per
common share                    0.47       0.48       0.49       0.50       0.51

       The Five-year Summary of Selected Financial Data described above excludes results of NGO operations. See page I-24 "CHEMICAL OPERATIONS" for a discussion of the NGO transaction.

       The following Five-year Summary of Selected Financial Data includes only the results of NGO operations.

                             Five-year Summary of Selected Financial Data for NGO
                             ----------------------------------------------------
                               1992       1993       1994       1995       1996
                             -------    -------    -------    -------    -------
Sales, operating,
and other revenues           $13,481    $14,374    $18,849    $19,055    $19,540

Income from con-
tinuing operations             1,876      2,392      3,863      3,963      3,090

Income from con-
tinuing operations
per common share                0.08       0.10       0.16       0.16       0.13



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information required by this item may be found on pages 11 through 16, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 1996, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information required by this item may be found on pages 17 through 30 in the Registrant's Annual Report to Shareholders for fiscal 1996, which is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

       None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 1997, to be filed with the Commission not later than 120 days after September 30, 1996. See pages I-34 through I-35 for information covering the Registrant's Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 1997, to be filed with the Commission not later than 120 days after September 30, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 1997, to be filed with the Commission not later than 120 days after September 30, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 1997, to be filed with the Commission not later than 120 days after September 30, 1996.





                                    III - 1

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    Document List

       1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 1996.

       2.     Exhibits required by Item 601 of Regulation S-K:

              Exhibit Number:

              3.1    Restated Certificate of Incorporation and Amendment to
                     Restated Certificate of Incorporation of the Registrant.

              3.2    By-Laws of the Registrant.

              4.1    Rights Agreement dated as of January 8, 1996, between the
                     Registrant and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's Form 8-A, dated January 17, 1996.

       *      10.1   Incentive Stock Option Plan is incorporated herein by
                     reference to Exhibit 4.2 to the Registrant's Registration
                     Statement No. 33-16771 on Form S-8.

       *      10.2   Form of Incentive Stock Option Plan Stock Option Contract
                     for the Incentive Stock Option Plan.

       *      10.3   Consulting Services Agreement between W. H. Helmerich,
                     III, and the Registrant effective January 1, 1990, as
                     amended.

       *      10.4   Restricted Stock Plan for Senior Executives of Helmerich &
                     Payne, Inc.

       *      10.5   Form of Restricted Stock Award Agreement for the
                     Restricted Stock Plan for Senior Executives of Helmerich &
                     Payne, Inc., together with all amendments thereto.



---------------
 *     Compensatory Plan or Arrangement.

       *      10.6   Supplemental Retirement Income Plan for Salaried Employees
                     of Helmerich & Payne, Inc.

       *      10.7   Helmerich & Payne, Inc. 1990 Stock Option Plan.

       *      10.8   Form of Nonqualified Stock Option Agreement for the 1990
                     Stock Option Plan is incorporated by reference to Exhibit
                     99.2 to the Registrant's Registration Statement No. 33-
                     55239 on Form S-8, dated August 24, 1994.

       *      10.9   Supplemental Savings Plan for Salaried Employees of
                     Helmerich and Payne, Inc., is incorporated herein by
                     reference from Registrant's Annual Report on Form 10-K to
                     the Securities and Exchange Commission for fiscal 1993.

       *      10.10  Agreement and Plan of Merger is incorporated herein by reference from Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 12,
                     1996.

              13.    The Registrant's Annual Report to Shareholders for fiscal
                     1996.

              22.    Subsidiaries of the Registrant.

              23.1   Consent of Independent Auditors.

              27.    Financial Data Schedule.

(b)    Report on Form 8-K

       Form 8-K with attached Agreement and Plan of Merger and Proforma Financial Information covering the NGO transaction was filed with the Securities and Exchange Commission on September 12, 1996.

---------------
 *     Compensatory Plan or Arrangement.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:


HELMERICH & PAYNE, INC.



By Hans Helmerich
   ------------------------------
   Hans Helmerich, President
   (Chief Executive Officer)
   Date:  December 18, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By William L. Armstrong                   By Glenn A. Cox
   --------------------------------          --------------------------------
   William L. Armstrong, Director            Glenn A. Cox, Director
   Date:  December 18, 1996                  Date:  December 18, 1996

By George S. Dotson                       By Hans Helmerich
   --------------------------------          --------------------------------
   George S. Dotson, Director                Hans Helmerich, Director and CEO
   Date:  December 18, 1996                  Date:  December 18, 1996

By W. H. Helmerich, III                   By L. F. Rooney, III
   --------------------------------          --------------------------------
   W. H. Helmerich, III, Director            L. F. Rooney, III, Director
   Date:  December 18, 1996                  Date:  December 18, 1996

By George A. Schaefer                     By John D. Zeglis
   --------------------------------          --------------------------------
   George A. Schaefer, Director              John D. Zeglis, Director
   Date:  December 18, 1996                  Date:  December 18, 1996

By Douglas E. Fears                       By Gordon K. Helm
   --------------------------------          --------------------------------
   Douglas E. Fears                          Gordon K. Helm, Controller
   (Principal Financial Officer)             (Principal Accounting Officer)
   Date:  December 18, 1996                  Date: December 18, 1996

                INDEX TO EXHIBITS NOT INCORPORATED BY REFERENCE



   EXHIBIT
   NUMBER                   DESCRIPTION                                     PAGE
   -------                  -----------                                     ----
     3.1      Restated Certificate of Incorporation and Amendment to
              Restated Certificate of Incorporation of the Registrant.

     3.2      By-Laws of the Registrant.

*    10.2     Form of Incentive Stock Option Plan Stock Option Contract
              for the Incentive Stock Option Plan.

*    10.3     Consulting Services Agreement between W. H. Helmerich,
              III, and the Registrant effective January 1, 1990, as
              amended.

*    10.4     Restricted Stock Plan for Senior Executives of Helmerich &
              Payne, Inc.

*    10.5     Form of Restricted Stock Award Agreement for the
              Restricted Stock Plan for Senior Executives of Helmerich &
              Payne, Inc., together with all amendments thereto.

*    10.6     Supplemental Retirement Income Plan for Salaried Employees
              of Helmerich & Payne, Inc.

*    10.7     Helmerich & Payne, Inc. 1990 Stock Option Plan.

     13.      The Registrant's Annual Report to Shareholders for fiscal
              1996.

     22.      Subsidiaries of the Registrant.

     23.1     Consent of Independent Auditors.

     27.      Financial Data Schedule.



---------------
 *     Compensatory Plan or Arrangement.