Form 10-Q
period 1996-12-31
HELMERICH & PAYNE INC
filed 1997-02-14
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission File Number: 1-4221


                            HELMERICH & PAYNE, INC.

             (Exact name of registrant as specified in its charter)

                                    DELAWARE

         (State or other jurisdiction of incorporation or organization)

                                   73-0679879
                         (I.R.S. Employer I.D. Number)

 UTICA AT TWENTY-FIRST STREET, TULSA, OKLAHOMA                 74114
   (Address of principal executive office)                   (zip code)

Registrant's telephone number, including area code: (918) 742-5531

Former name, former address and former fiscal year, if changed since last
report:   NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X          NO
                                              -----           ------
                CLASS                      OUTSTANDING AT DECEMBER 31, 1996
Common Stock,   .10 par value                          24,918,500

                                           AUTHORIZED AT DECEMBER 31, 1996
                                                       26,764,476


                                                     Total Number of Pages   13
                                                                            ----

                            HELMERICH & PAYNE, INC.


                                     INDEX


PART     I        FINANCIAL INFORMATION
         Consolidated Condensed Balance Sheets -
         December 31, 1996 and September 30, 1996                      3



         Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1996 and 1995                 4



         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended December 31, 1996 and 1995                 5



         Consolidated Condensed Statement of Shareholders' Equity -
         Three Months Ended December 31, 1996                          6



         Notes to Consolidated Condensed Financial Statements         7&8



         Revenues and Income by Business Segments                      9



         Management's Discussion and Analysis of Financial            10,11
         Condition and Results of Operations                           & 12




PART II.  OTHER INFORMATION                                             12


         Signature Page                                                 13

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               (in thousands)

                                           (Unaudited)
                                           December 31      September 30
                                              1996              1996
                                           -----------      ------------
ASSETS
Current Assets
     Cash and cash equivalents                $ 27,494        $ 16,892
     Short-term investments                      1,005           1,005
     Accounts receivable, net                   85,533          75,374
     Inventories                                16,839          16,915
     Prepaid expenses and other                  8,781           4,182
                                              --------        --------
         Total Current Assets                  139,652         114,368
                                              --------        --------

Investments                                    252,197         229,809

Property, Plant and Equipment, Net             480,766         463,496

Other Assets                                    13,026          14,241
                                              --------        --------
         Total Assets                         $885,641        $821,914
                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                         $ 29,544        $ 25,622
     Accrued liabilities                        39,296          31,943
     Notes payable                              15,000           5,000
                                              --------        --------
         Total Current Liabilities              83,840          62,565
                                              --------        --------

Noncurrent Liabilities
     Deferred income taxes                     106,679          98,335
     Other                                      17,881          15,044
                                              --------        --------
        Total Noncurrent Liabilities           124,560         113,379
                                              --------        --------

Shareholders' Equity
     Common stock, par value
      $.10 per share                             2,677           2,677
     Preferred stock, no shares issued            --              --
     Additional paid-in capital                 50,955          50,410
     Net unrealized holding gains               69,775          56,550
     Retained earnings                         574,793         557,543
                                              --------        --------
                                               698,200         667,180
     Less treasury stock, at cost               20,959          21,210
                                              --------        --------
         Total Shareholders' Equity            677,241         645,970
                                              --------        --------
                                              $885,641        $821,914
                                              ========        ========

See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)

                                                        Three Months Ended
                                                            December 31
                                                       1996            1995
                                                    -------------------------
REVENUES:
     Sales and other operating revenues              $116,726        $ 87,260
     Income from investments                            1,536           1,167
                                                     --------        --------
                                                      118,262          88,427
                                                     --------        --------
COST AND EXPENSES:
     Operating costs                                   63,900          53,263
     Depreciation, depletion and amortization          15,472          13,573
     Dry holes and abandonments                           560             928
     Taxes, other than income taxes                     4,687           3,692
     General and administrative                         2,259           2,348
     Interest                                               3              79
                                                     --------        --------
                                                       86,881          73,883
                                                     --------        --------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY IN
INCOME OF AFFILIATE                                    31,381          14,544

INCOME TAX EXPENSE                                     11,756           5,270

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                      500             194
                                                     --------        --------
INCOME FROM CONTINUING OPERATIONS                      20,125           9,468

INCOME FROM DISCONTINUED OPERATIONS                      --             1,625
                                                     --------        --------
NET INCOME                                           $ 20,125        $ 11,093
                                                     ========        ========

PER COMMON SHARE:
     Income from continuing operations               $    .81        $    .38
     Income from discontinued operations                 --               .07
                                                     --------        --------
         NET INCOME                                  $    .81        $    .45
                                                     ========        ========

CASH DIVIDENDS (Note 2)                              $    .13        $   .125
AVERAGE COMMON SHARES OUTSTANDING                      24,826          24,603



See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Three Months Ended
                                                             December 31
                                                           1996       1995
                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $ 20,125   $ 11,093
  Adjustments to reconcile net income to net
  cash provided by operating activities--
   Discontinued operations                                      -     (1,625)
   Depreciation, depletion, and amortization               15,472     13,573
   Dry holes and abandonments                                 560        928
   Equity in income of affiliate before
    income taxes                                             (806)      (313)
   Amortization of deferred compensation                      368        425
   Loss (Gain) on sale of fixed assets, other                (438)       427
     Change in assets and liabilities--
       Accounts receivable                                (10,159)    (5,937)
       Inventories                                             76       (148)
       Prepaid expenses and other                          (3,384)      (641)
       Accounts payable                                     6,119       (668)
       Accrued liabilities                                  7,353      5,670
       Deferred income taxes                                  238        213
       Other noncurrent liabilities                         2,837      1,447
                                                         --------   --------
       Total adjustments                                   18,236     13,351
                                                         --------   --------
        Net cash provided by continuing operations         38,361     24,444
        Net cash provided by discontinued operations            -      1,453
                                                         --------   --------
        Net cash provided by operating activities          38,361     25,897
                                                         --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs,
   from continuing operations                             (36,319)   (35,616)
  Proceeds from sales of property, plant, and
   equipment                                                1,283         72
  Discontinued operations                                       -       (458)
  Purchase of investments                                    (276)         -
                                                         --------   --------
        Net cash used in investing activities             (35,312)   (36,002)
                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                              15,000     22,000
  Payments made on notes payable                           (5,000)   (20,000)
  Dividends paid                                           (3,243)    (3,095)
  Proceeds from exercise of stock options                     796          -
                                                         --------   --------
        Net cash provided by(used in) financing
        activities                                          7,553     (1,095)
                                                         --------   --------


NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS        10,602    (11,200)
CASH AND CASH EQUIVALENTS, beginning of period             16,892     19,543
                                                         --------   --------
CASH AND CASH EQUIVALENTS, end of period                 $ 27,494   $  8,343
                                                         ========   ========

                         PART I.  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                       Net
                                                                     Unrlzed                  Treasury Stock
                                         Common Stock     Paid-In    Holding     Retained    ------------------
                                        Shares   Amount   Capital     Gains      Earnings    Shares     Amount
                                        ---------------   -------    -------     --------    ------------------
Balance, September 30, 1996             26,764   $2,677   $50,410     $56,550     $557,543    1,879    $(21,210)

  Change in net unrealized holding
  gains, net of income taxes of
  $8,106                                     -      -           -      13,225            -        -           -

  Cash dividends ($0.13 per share)           -      -           -           -       (3,243)       -           -

  Exercise of stock options                  -      -         545           -            -      (33)        251

  Amortization of deferred
   compensation                              -      -           -           -          368        -           -

  Net income                                 -      -           -           -       20,125        -           -
                                        ------------------------------------------------------------------------

Balance, December 31, 1996              26,764   $2,677   $50,955     $69,775     $574,793    1,846    $(20,959)
                                        =========================================================================



See accompanying notes to financial statements.

                            I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 1996, and December 31, 1995, are not necessarily indicative of the results to be expected for the full year.

2. The $.13 cash dividend declared in September was paid December 2, 1996. On December 4, 1996, a cash dividend of $.13 per share was declared for shareholders of record on February 14, 1997, payable March 3, 1997.

3.       Inventories consist of materials and supplies.

4. Income from investments does not include any gains or losses on sales of available-for-sale securities during the first quarter of 1997 or 1996.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $26,021,000.

                                                Gross        Gross       Est.
                                               Unrealized  Unrealized    Fair
                                       Cost      Gains       Losses     Value
                                                   (in thousands)
                                     -----------------------------------------
        Equity Securities 12/31/96    $113,635  $113,358     $817      $226,176
        Equity Securities 09/30/96    $113,384  $ 92,081     $871      $204,594

6. In May 1996 the Company renewed its line of credit agreement with certain banks. The new agreement provides for maximum borrowing of $50,000,000 at adjustable interest rates based on London Interbank Offered Rates (LIBOR). The borrowings will mature either in May of 1997 or May of 1998. A $40,000,000 portion of the line is for a 364 day term and a $10,000,000 portion is for a two year term. As of December 31, 1996, the Company had borrowed $15,000,000 against the line of credit, at a weighted average interest rate of 5.93%, and had letters of credit outstanding in the amount of $7,671,000, leaving an unused portion of $27,329,000. Under the line of credit agreement, the Company must meet certain requirements regarding levels of debt, net worth and earnings. The Company has an additional $14.0 million line of credit with a bank to be used primarily for letters of credit. As of December 31, 1996, the Company had letters of credit outstanding in the amount of $2,547,222 leaving an unused portion of $11,452,778.

                         PART I.  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


7.       Discontinued Operations

         Effective August 30, 1996, the Company exchanged all of the common stock of its wholly-owned subsidiary, Natural Gas Odorizing, Inc.
         (NGO), to Occidental Petroleum Corporation (OPC) for 2,018,928 shares of OPC common stock with a fair market value at closing of approximately $48 million. NGO comprised all of the Company's chemical operations. Prior period operating results for such operations are reported as discontinued operations. Summary operating results of discontinued operations for the quarter ending December 31, 1995 are as follows (in thousands):

                          Revenues                    $6,158
                          Operating Profit            $2,739
                          Income Taxes                $1,114
                          Net Income                  $1,625

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)


                                                 FY 1997              FY 1996
                                               1ST QUARTER          1ST QUARTER
                                               -----------          -----------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic                     $ 29,596             $23,020
  Contract Drilling-International                  35,630              33,935
                                                 --------             -------
    Total Contract Drilling Division               65,226              56,955
                                                 --------             -------

  Exploration and Production                       30,014              15,460
  Natural Gas Marketing                            18,991              12,786
                                                 --------             -------
    Total Oil & Gas Division                       49,005              28,246
                                                 --------             -------

  Real Estate Division                              2,412               2,008
  Investment and Other                              1,619               1,218
                                                 --------             -------

Total Revenues                                   $118,262             $88,427
                                                 ========             =======

OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic                     $  4,210             $ 1,915
  Contract Drilling-International                   6,907               8,309
                                                 --------             -------
    Total Contract Drilling Division               11,117              10,224
                                                 --------             -------

  Exploration and Production                       18,274               4,075
  Natural Gas Marketing                             1,381                 757
                                                 --------             -------
    Total Oil & Gas Division                       19,655               4,832
                                                 --------             -------

  Real Estate Division                              1,779               1,221
                                                 --------             -------
    Total Operating Profit                         32,551              16,277
                                                 --------             -------

OTHER                                              (1,170)             (1,733)
                                                 --------             -------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY IN
INCOME OF AFFILIATE                              $ 31,381             $14,544
                                                 ========             =======


See accompanying notes to financial statements.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1996

Business Environment and Risk Factor

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, fluctuations in natural gas prices, expiration or termination of drilling contracts, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

         With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward- looking statements.

Results of Operations

         The Company reported net income of $20,125,000 ($0.81 per share) from revenues of $118,262,000 for the first quarter of fiscal 1997, compared with $11,093,000 ($0.45 per share) net income from revenues of $88,427,000 during the first quarter of 1996.

         The Company's Exploration and Production Division reported an operating profit of $18,274,000 for the first quarter of fiscal 1997, compared with an operating profit of $4,075,000 for the same period last year. Oil and gas revenues for the first quarter of 1997 were $30,014,000, a 94% increase from last year's revenues of $15,460,000. Natural gas revenues increased to $24,147,000 in the first quarter of fiscal 1997 from $12,254,000 in the first quarter of fiscal 1996. Oil revenues increased to $5,661,000 in the first quarter of fiscal 1997 from $3,229,000 in the first quarter of fiscal 1996. Increased prices and volumes for both oil and gas contributed to the increased revenues and operating profit.

         Natural gas prices for the first quarter of fiscal 1997 averaged $2.46 per mcf, a 64% increase over the $1.50 per mcf received in the first quarter of fiscal 1996. Gas volumes increased nearly 20% to 106.8 mmcf/d for the quarter from 89.3 mmcf/d for the first quarter of fiscal 1996. A substantial

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1996
                                  (Continued)

portion of the increased natural gas volumes was produced from the Company's Rocky East Prospect which went on production in the third and fourth quarters of fiscal 1996. Although natural gas prices remain relatively strong into the second quarter of fiscal 1997, the Company expects that in the coming months natural gas prices and sales volumes will decrease in response to reduced seasonal demands.

         Oil prices for the first quarter of fiscal 1997 averaged $23.98 compared with $16.42 for the same period in 1996. Oil volumes were 2,566 bbls/d and 2,171 bbls/d for the first quarter of 1997 and 1996, respectively. The increased volumes were the result of new wells in the Austin Chalk area in Louisiana going on production in the first quarter of fiscal 1997. Additional Austin Chalk wells are planned for the remainder of the year, but the timing and impact on production are not predictable.

         The Contract Drilling Division reported an operating profit of $11,117,000 in the first quarter of fiscal year 1997, compared with $10,224,000 in the same period of 1996. Operating profit from the domestic drilling operations increased to $4,210,000 for the quarter compared with $1,915,000 for the first quarter of fiscal 1996. Increased utilization of land rigs (revenue days increased 20% from first quarter of 1996) and increased day rates for land rigs contributed to the increased operating profit. Also contributing substantially to earnings was the new Mars offshore platform rig which began drilling in the third quarter of fiscal 1996. The Mars rig more than offset the negative impact of two offshore rigs that were released from contract in the fourth quarter of 1996. Two additional rigs will commence operations for Shell Offshore Inc. by the third quarter of fiscal year 1997. The Company expects this will have a positive impact on domestic operating profit for the last six months of fiscal 1997.

         Operating profit from international drilling operations decreased to $6,907,000 in the first quarter of fiscal 1997 from $8,309,000 in the same quarter last year. The first quarter of fiscal 1996 included foreign currency transaction gains in Venezuela of $1 million. No such gains were realized in the first quarter of fiscal 1997 because of a more stable currency situation. Additional decreases were due to slightly higher operating expenses in Colombia for the first quarter of 1997, compared with the first quarter of fiscal 1996.

         The Company's Real Estate Division increased operating profit to $1,779,000 in the first quarter of fiscal 1997 from $1,221,000 in the same quarter of fiscal 1996. The increase was primarily due to a gain on the sale of a small parcel of land during the quarter.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1996
                                  (Continued)

Liquidity and Capital Resources

         Net cash provided by continuing operations was $38,361,000 for the first quarter of fiscal 1997, compared with $24,444,000 for the same period in 1996. Capital expenditures were $36,319,000 and $35,616,000 for the first quarter of fiscal 1997 and 1996, respectively.

         It is anticipated for fiscal 1997 that capital expenditures could possibly exceed internally generated cash flows and that the Company will borrow under its line of credit agreement or sell a portion of its investment portfolio to fund capital expenditures.

         It was recently announced that Atwood Oceanics, Inc. (Atwood) had filed a Registration Statement for the offer and sale of 1.5 million shares of common stock of the company. In order to maintain its existing ownership interest in Atwood of 23.8%, Helmerich & Payne, Inc. (H&P) plans to purchase 25% of the shares to be offered. H&P's new investment would total between $20-$25 million.

         There were no significant changes in the Company's financial position since September 30, 1996.

                          PART II.  OTHER INFORMATION
                            HELMERICH & PAYNE, INC.

Item 1.   Legal Proceedings

             A lawsuit was filed in an Oklahoma state court in November of 1995 against Helmerich & Payne, Inc., in which five named plaintiffs, on behalf of themselves and other unnamed plaintiffs, are demanding their royalty share of a gas contract settlement. The plaintiffs are attempting to certify a class which would contain certain of the Company's lessors and certain other mineral owners who own an interest in wells covered by such gas contract settlement. If a certified class is awarded a royalty share of the gas contract settlement, then any such award could have a material impact on income from continuing operations for the applicable quarter. Management believes that any such award should not exceed approximately $2.7 million.

Item 6(b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                          PART II.  OTHER INFORMATION
                            HELMERICH & PAYNE, INC.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      FEBRUARY 14      1997    /S/ DOUGLAS E. FEARS
     ---------------------------    -----------------------------------------
                                    Douglas E. Fears, Chief Financial Officer


Date:      FEBRUARY 14      1997    /S/ HANS C. HELMERICH
     ---------------------------    -----------------------------------------
                                    Hans C. Helmerich, President

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
