Form 10-Q
period 1997-03-31
HELMERICH & PAYNE INC
filed 1997-05-13
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: MARCH 31, 1997

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X          NO
                                                    ---            ---

                CLASS                         OUTSTANDING AT MARCH 31, 1997
Common Stock,   .10 par value                          24,931,505

                                              AUTHORIZED AT MARCH 31, 1997
                                                       26,764,476




                                                    Total Number of Pages 13
                                                                          --

                            HELMERICH & PAYNE, INC.


                                     INDEX




PART     I        FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         March 31, 1997 and September 30, 1996. . . . . . . . . . . . . . . . 3


         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . 4


         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . 5


         Consolidated Condensed Statement of Shareholders' Equity -
         Six Months Ended March 31, 1997. . . . . . . . . . . . . . . . . . . 6


         Notes to Consolidated Condensed Financial Statements . . . . . . . 7&8


         Revenues and Income by Business Segments . . . . . . . . . . . . . . 9


         Management's Discussion and Analysis of Financial                10,11
         Condition and Results of Operations. . . . . . . . . . . . . . .  & 12




PART     II.      OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 12


         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .    13


                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                              (Unaudited)
                                                March 31 September 30
                                                 1997       1996
                                               --------   --------
ASSETS
Current Assets
     Cash and cash equivalents                 $ 19,477   $ 16,892
     Short-term investments                       1,005      1,005
     Accounts receivable, net                    86,708     75,374
     Inventories                                 17,894     16,915
     Prepaid expenses and other                  11,509      4,182
                                               --------   --------
         Total Current Assets                   136,593    114,368
                                               --------   --------

Investments                                     250,615    229,809

Property, Plant and Equipment, Net              486,618    463,496

Other Assets                                     13,186     14,241
                                               --------   --------
         Total Assets                          $887,012   $821,914
                                               ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                          $ 26,717   $ 25,622
     Accrued liabilities                         36,860     31,943
     Notes payable                                3,000      5,000
                                               --------   --------
         Total Current Liabilities               66,577     62,565
                                               --------   --------

Noncurrent Liabilities
     Deferred income taxes                      106,320     98,335
     Other                                       18,654     15,044
                                               --------   --------
        Total Noncurrent Liabilities            124,974    113,379
                                               --------   --------

Shareholders' Equity
     Common stock, par value
      $.10 per share                              2,677      2,677
     Preferred stock, no shares issued               --         --
     Additional paid-in capital                  51,219     50,410
     Net unrealized holding gains                68,084     56,550
     Retained earnings                          594,338    557,543
                                               --------   --------
                                                716,318    667,180
     Less treasury stock, at cost                20,857     21,210
                                               --------   --------
         Total Shareholders' Equity             695,461    645,970
                                               --------   --------
                                               $887,012   $821,914
                                               ========   ========

See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)


                                                               Quarter Ended                 Six Months Ended
                                                          03/31/97       03/31/96        03/31/97        03/31/96
REVENUES:
     Sales and other operating revenues                   $130,773       $ 93,911       $ 247,499        $181,171
     Income from investments                                 1,706          1,302           3,242           2,469
                                                          --------       --------       ---------        --------
                                                           132,479         95,213         250,741         183,640
                                                          --------       --------       ---------        --------
COST AND EXPENSES:
     Operating costs                                        70,407         54,881         134,307         108,144
     Depreciation, depletion and
      amortization                                          17,379         14,432          32,851          28,005
     Dry holes and abandonments                              2,412          3,230           2,972           4,158
     Taxes, other than income taxes                          5,418          4,773          10,105           8,465
     General and administrative                              2,945          2,704           5,204           5,052
     Interest                                                 (  3)           248            -                327
                                                          --------       --------       ---------        --------
                                                            98,558         80,268         185,439         154,151
                                                          --------       --------       ---------        --------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY IN
INCOME OF AFFILIATE                                         33,921         14,945          65,302          29,489

INCOME TAX EXPENSE                                          12,094          5,484          23,850          10,754

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                           591            341           1,091             535
                                                          --------       --------       ---------        --------
INCOME FROM CONTINUING OPERATIONS                           22,418          9,802          42,543          19,270

INCOME FROM DISCONTINUED OPERATIONS                           -             1,225            -              2,850
                                                          --------       --------       ---------        --------
NET INCOME                                                $ 22,418       $ 11,027       $  42,543        $ 22,120
                                                          ========       ========       =========        ========

PER COMMON SHARE:
     Income from continuing operations                    $    .90       $    .40       $    1.71        $    .78
     Income from discontinued operations                       -              .05             -               .12
                                                          --------       --------       ---------        --------
         NET INCOME                                       $    .90       $    .45       $    1.71        $    .90
                                                          ========       ========       =========        ========

CASH DIVIDENDS (Note 2)                                   $    .13       $   .125       $     .26        $    .25
AVERAGE COMMON SHARES OUTSTANDING                           24,857         24,655          24,841          24,628



See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                   March 31
                                                                                           1997                 1996
                                                                                        ----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                             $  42,543            $ 22,120
  Adjustments to reconcile net income to net
  cash provided by operating activities--
   Discontinued operations                                                                    -                 (2,850)
   Depreciation, depletion, and amortization                                                32,851              28,005
   Dry holes and abandonments                                                                2,972               4,158
   Equity in income of affiliate before income taxes                                        (1,760)             (  863)
   Amortization of deferred compensation                                                       737                 866
   Gain on sale of securities                                                               (   59)               -
   Loss (Gain) on sale of fixed assets, other                                               (1,558)                171
   Change in assets and liabilities--
       Accounts receivable                                                                 (11,334)             (5,209)
       Inventories                                                                          (  979)                 45
       Prepaid expenses and other                                                           (6,272)             (  435)
       Accounts payable                                                                      3,292              (  128)
       Accrued liabilities                                                                   4,917              14,583
       Deferred income taxes                                                                   918                 997
       Other noncurrent liabilities                                                          3,610               2,954
                                                                                        ----------            --------
       Total adjustments                                                                    27,335              42,294
                                                                                        ----------            --------
        Net cash provided by continuing operations                                          69,878              64,414
        Net cash provided by discontinued operations                                          -                  2,387
                                                                                        ----------            --------
        Net cash provided by operating activities                                           69,878              66,801
                                                                                        ==========            ========


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs,
   from continuing operations                                                              (63,337)            (55,423)
  Proceeds from sales of property, plant, and
   equipment                                                                                 4,033               1,185
  Purchase of investments                                                                   (  770)                 24
  Proceeds from sale of investments                                                            103                -
  Proceeds from sale of short-term investments                                                -                  6,000
  Discontinued operations                                                                     -                (   540)
                                                                                        ----------            --------
         Net cash used in investing activities                                             (59,971)            (48,754)
                                                                                        ----------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                               25,000              23,000
  Payments made on notes payable                                                           (27,000)            (42,700)
  Dividends paid                                                                            (6,485)            ( 6,204)
  Proceeds from exercise of stock options                                                    1,163               1,335
                                                                                        ----------            --------
         Net cash used in financing activities                                              (7,322)            (24,569)
                                                                                        ----------            --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,585             ( 6,522)
CASH AND CASH EQUIVALENTS, beginning of period                                              16,892              19,543
                                                                                        ----------            --------
CASH AND CASH EQUIVALENTS, end of period                                                $   19,477            $ 13,021
                                                                                        ==========            ========

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                             Net
                                          Common Stock                   Unrealized                     Treasury Stock
                                        -----------------     Paid-In     Holding     Retained       -------------------
                                        Shares     Amount     Capital      Gains      Earnings       Shares     Amount
                                        ------   ---------   ---------   ---------   ---------       ------    ---------
Balance, September 30, 1996             26,764   $   2,677   $  50,410   $  56,550   $ 557,543        1,879    $ (21,210)

  Change in net unrealized holding
  gains, net of income taxes of
  $7,068                                    --          --          --      11,534          --           --           --

  Cash dividends ($0.26 per share)          --          --          --          --      (6,485)          --           --

  Exercise of stock options                 --          --         809          --          --          (46)         353

  Amortization of deferred
   compensation                             --          --          --          --         737           --           --

  Net income                                --          --          --          --      42,543           --           --
                                        ------   ---------   ---------   ---------   ---------        -----    ---------
Balance, March 31, 1997                 26,764   $   2,677   $  51,219   $  68,084   $ 594,338        1,833    $ (20,857)
                                        ======   =========   =========   =========   =========        =====    =========



See accompanying notes to financial statements.

                            I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the six months ended March 31, 1997, and March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2. The $.13 cash dividend declared in December, 1996, was paid March 1, 1997. On March 5, 1997, a cash dividend of $.13 per share was declared for shareholders of record on May 15, 1997, payable June 2, 1997.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $59,000 from gains on sales of available-for-sale securities during the first six months of 1997. There were no gains in the same period of 1996.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $26,975,000.

                                                 Gross       Gross       Est.
                                               Unrealized  Unrealized    Fair
                                       Cost      Gains       Losses     Value
                                                     (in thousands)
                                       ----------------------------------------
         Equity Securities 03/31/97    $113,828  $109,863     $ 51      $223,640
         Equity Securities 09/30/96    $113,384  $ 92,081     $871      $204,594

6. In May 1996 the Company renewed its line of credit agreement with certain banks. The new agreement provides for maximum borrowing of $50,000,000 at adjustable interest rates based on London Interbank Offered Rates (LIBOR). The borrowings will mature either in May of 1997 or May of 1998. A $40,000,000 portion of the line is for a 364 day term and a $10,000,000 portion is for a two year term. As of March 31, 1997, the Company had borrowed $3,000,000 against the line of credit, at a weighted average interest rate of 5.88%, and had letters of credit outstanding in the amount of $7,921,000, leaving an unused portion of $39,079,000. Under the line of credit agreement, the Company must meet certain requirements regarding levels of debt, net worth and earnings. The Company anticipates renewing the line of credit agreement with certain banks in May 1997 for maximum borrowing of $40 million. The Company has an additional $14.0 million line of credit with a bank to be used primarily for letters of credit.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


7.       Discontinued Operations

         Effective August 30, 1996, the Company exchanged all of the common stock of its wholly-owned subsidiary, Natural Gas Odorizing, Inc.
         (NGO), to Occidental Petroleum Corporation (OPC) for 2,018,928 shares of OPC common stock with a fair market value at closing of approximately $48 million. NGO comprised all of the Company's chemical operations. Prior period operating results for such operations are reported as discontinued operations. Summary operating results of discontinued operations for the six months ending March 31, 1996 are as follows (in thousands):

                          Revenues                                   $11,866
                          Operating Profit                           $ 4,718
                          Income Taxes                               $ 1,868
                          Net Income                                 $ 2,850

                            I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)

                                              Fiscal Year 1997              FY 1996
                                     1st Qtr      2nd Qtr      Six Mos.     Six Mos.
                                    ---------    ---------    ---------    ---------
SALES AND OTHER REVENUES:
  Contract Drilling-Domestic        $  29,596    $  31,559    $  61,155    $  49,108
  Contract Drilling-International      35,630       42,687       78,317       67,520
                                    ---------    ---------    ---------    ---------
    Total Contract Drilling Div        65,226       74,246      139,472      116,628
                                    ---------    ---------    ---------    ---------

  Exploration and Production           30,014       34,000       64,014       33,544
  Natural Gas Marketing                18,991       20,366       39,357       26,816
                                    ---------    ---------    ---------    ---------
    Total Oil & Gas Division           49,005       54,366      103,371       60,360
                                    ---------    ---------    ---------    ---------

  Real Estate Division                  2,412        2,082        4,494        4,087
  Investment and Other                  1,619        1,785        3,404        2,565
                                    ---------    ---------    ---------    ---------

Total Revenues                      $ 118,262    $ 132,479    $ 250,741    $ 183,640
                                    =========    =========    =========    =========

OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic        $   4,210    $   4,955    $   9,165    $   4,691
  Contract Drilling-International       6,907        8,918       15,825       16,194
                                    ---------    ---------    ---------    ---------
    Total Contract Drilling Div        11,117       13,873       24,990       20,885
                                    ---------    ---------    ---------    ---------

  Exploration and Production           18,274       20,196       38,470        8,765
  Natural Gas Marketing                 1,381          514        1,895        1,452
                                    ---------    ---------    ---------    ---------
    Total Oil & Gas Division           19,655       20,710       40,365       10,217
                                    ---------    ---------    ---------    ---------

  Real Estate Division                  1,779        1,290        3,069        2,644
                                    ---------    ---------    ---------    ---------
    Total Operating Profit             32,551       35,873       68,424       33,746
                                    ---------    ---------    ---------    ---------

OTHER                                  (1,170)      (1,952)      (3,122)      (4,257)


INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY IN
INCOME OF AFFILIATE                 $  31,381    $  33,921    $  65,302    $  29,489
                                    =========    =========    =========    =========


See accompanying notes to financial statements.

                            I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


Business Environment and Risk Factors

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

         With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.


Results of Operations

         The Company reported net income of $22,418,000 ($0.90 per share) from revenues of $132,479,000 for the second quarter ended March 31, 1997, compared with net income of $11,027,000 ($0.45 per share) from revenues of $95,213,000 for the second quarter of the prior fiscal year. Net income for the first six months of this fiscal year totaled $42,543,000 ($1.71 per share) from revenues of $250,741,000, compared with net income of $22,120,000 ($0.90 per share) from revenues of $183,640,000 for the same period last year.

         The Company's Exploration and Production Division reported operating profit of $20,196,000 and $38,470,000 for the second quarter and six months ended March 31, 1997, respectively, compared with operating profit of $4,690,000 and $8,765,000 for the same periods in fiscal 1996.

                            I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                  (Continued)


         The increase in operating profit was primarily the result of continued strength in natural gas prices through most of the second quarter and increased natural gas volumes. Natural gas prices for the second quarter and first six months of 1997 averaged $2.65 per mcf and $2.56 per mcf, respectively, compared with $1.72 per mcf and $1.62 per mcf in the same periods of 1996. Natural gas volumes for the first six months of 1997 were 111.0 mmcf/day compared with 89.5 mmcf/day for the first six months of 1996. Oil prices for the second quarter and first six months of 1997 averaged $21.86 and $22.64, respectively, compared with $18.24 and $17.34, in the same periods of 1996. Average oil production increased to 2,798 barrels per day for the first six months of fiscal 1997, compared with 2,199 barrels per day in the same period of 1996. Dry hole expense for the first six months of 1997 was $1,931,000 compared with $2,435,000 for the first six months of 1996.

         The Contract Drilling Division reported an operating profit of $24,990,000 in the first six months of fiscal year 1997, compared with $20,885,000 in the same period of 1996. Operating profit from the domestic drilling operations increased to $9,165,000 for the first six months of fiscal 1997, compared with $4,691,000 for the first six months of fiscal 1996. Increased utilization of land rigs (revenue days increased 23% from the first six months of 1996) and increased day rates for land rigs contributed to the increased operating profit. Also contributing substantially to earnings was the new Mars offshore platform rig which began drilling in the third quarter of fiscal 1996. Two additional rigs will commence operations for Shell Offshore Inc. in the third quarter of fiscal year 1997. The Company expects this will have a positive impact on domestic operating profit for the last six months of fiscal 1997.

         Operating profit from the Company's international drilling operations decreased to $15,825,000 in the first six months of fiscal 1997 from $16,194,000 in the same period last year. The first six months of fiscal 1996 included foreign currency transaction gains in Venezuela of $500,000. No such gains were realized in the first six months of fiscal 1997. Utilization of the 37 international rigs was 90% during the second quarter of 1997 compared with 86% during the same quarter of 1996.

         The Company's Real Estate Division increased operating profit to $3,069,000 in the first six months of fiscal 1997 from $2,644,000 in the same period of fiscal 1996. The increase was primarily due to a gain on the sale of a small parcel of land during the first quarter of fiscal 1997.

                            I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                  (Continued)

Liquidity and Capital Resources

         Net cash provided by continuing operations was $69,878,000 for the first six months of fiscal 1997, compared with $64,414,000 for the same period in 1996. Capital expenditures were $63,337,000 and $55,423,000 for the first six months of fiscal 1997 and 1996, respectively.

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

                           PART II. OTHER INFORMATION
                            HELMERICH & PAYNE, INC.

Item 1.   Legal Proceedings

         On March 6, 1997, the Company was dismissed, without prejudice, from a lawsuit styled Caldwell vs Helmerich and Payne Inc. (District Court Washita County Oklahoma)in which plaintiffs were seeking their royalty share of a gas contract settlement covering Oklahoma wells. This lawsuit was previously reported in the Company's Annual Report for fiscal 1996 and in the Company's 10-Q for the first quarter of fiscal 1997.


Item 6(b) Reports on Form 8-K

         For the three months ended March 31, 1997, there was one Form 8-K filed on March 27, 1997.

                           PART II. OTHER INFORMATION
                            HELMERICH & PAYNE, INC.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      MAY 13, 1997             /S/ DOUGLAS E. FEARS
      ----------------------        ------------------------------------------
                                    Douglas E. Fears, Chief Financial Officer



Date:      MAY 13, 1997             /S/ HANS C. HELMERICH
      ----------------------        ------------------------------------------
                                    Hans C. Helmerich, President

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              ------------

   27                    Financial Data Schedule
