Form 10-Q
period 1997-06-30
HELMERICH & PAYNE INC
filed 1997-08-13
CIK 46765

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: JUNE 30, 1997

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


Yes x   No

            CLASS                           OUTSTANDING AT JUNE 30, 1997
----------------------------                ----------------------------
Common Stock,  .10 par value                         24,973,359


                                             AUTHORIZED AT JUNE 30, 1997
                                             ---------------------------
                                                     26,764,476


                                              Total Number of Pages   12

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



                                     INDEX



PART  I.   FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         June 30, 1997 and September 30, 1996 . . . . . . . . . . . .    3


         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .    4


         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended June 30, 1997 and 1996 . . . . . . . . . .    5


         Consolidated Condensed Statement of Shareholders' Equity
         Nine Months Ended June 30, 1997. . . . . . . . . . . . . . .    6


         Notes to Consolidated Condensed Financial Statements . . . .   7 & 8


         Revenues and Income by Business Segments . . . . . . . . . .    9


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .  10 & 11



PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .    12


         Signature Page . . . . . . . . . . . . . . . . . . . . . . .    12

                          PART I FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   (Unaudited)
                                                     June 30    September 30
                                                      1997         1996
                                                    --------     --------
ASSETS

Current Assets
         Cash and cash equivalents                  $ 30,236     $ 16,892
         Short-term investments                        1,005        1,005
         Accounts receivable, net                     87,872       75,374
         Inventories                                  18,597       16,915
         Prepaid expenses and other                    9,315        4,182
                                                    --------     --------
                  Total Current Assets               147,025      114,368
                                                    --------     --------

Investments                                          271,249      229,809

Property, Plant and Equipment, net                   504,395      463,496

Other Assets                                          13,278       14,241
                                                    --------     --------
                  Total Assets                      $935,947     $821,914
                                                    ========     ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Accounts payable                           $ 28,393     $ 25,622
         Accrued liabilities                          33,146       31,943
         Notes payable                                 4,000        5,000
                                                    --------     --------
                  Total Current Liabilities           65,539       62,565
                                                    --------     --------

Noncurrent Liabilities
         Deferred income taxes                       119,786       98,335
         Other                                        19,243       15,044
                                                    --------     --------
                  Total Noncurrent Liabilities       139,029      113,379
                                                    --------     --------

Shareholders' Equity
         Common stock, par value $.10 per share        2,677        2,677
         Preferred stock, no shares issued                --           --
         Additional paid-in capital                   51,930       50,410
         Net unrealized holding gains                 82,533       56,550
         Retained earnings                           614,779      557,543
                                                    --------     --------
                                                     751,919      667,180
         Less treasury stock, at cost                 20,540       21,210
                                                    --------     --------
                  Total Shareholders' Equity         731,379      645,970
                                                    --------     --------
                                                    $935,947     $821,914
                                                    ========     ========





See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)

                                             Quarter  Ended         Nine Months Ended
                                         6/30/97      6/30/96      6/30/97      6/30/96

REVENUES:
  Sales and other operating revenues     $123,363     $ 99,702     $370,862     $280,873
  Income from investments                   6,449        1,656        9,691        4,125
                                         --------     --------     --------     --------
                                          129,812      101,358      380,553      284,998
                                         --------     --------     --------     --------

COST AND EXPENSES:
  Operating costs                          67,265       56,834      201,572      164,978
  Depreciation, depletion and
   amortization                            18,740       14,123       51,591       42,128
  Dry holes and abandonments                1,102        2,397        4,074        6,555
  Taxes, other than income taxes            5,192        4,748       15,297       13,213
  General and administrative                1,946        1,918        7,150        6,970
  Interest                                    143           63          143          390
                                         --------     --------     --------     --------
                                           94,388       80,083      279,827      234,234
                                         --------     --------     --------     --------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY IN
INCOME OF AFFILIATE                        35,424       21,275      100,726       50,764

INCOME TAX EXPENSE                         12,216        8,783       36,066       19,537

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                          440          158        1,531          693
                                         --------     --------     --------     --------
INCOME FROM CONTINUING OPERATIONS          23,648       12,650       66,191       31,920

INCOME FROM DISCONTINUED OPERATIONS            --          508           --        3,358
                                         --------     --------     --------     --------
NET INCOME                               $ 23,648     $ 13,158     $ 66,191     $ 35,278
                                         ========     ========     ========     ========

PER COMMON SHARE:
  Income from continuing operations      $   0.95     $   0.51     $   2.66     $   1.29
  Income from discontinued operations          --         0.02           --          .14
                                         --------     --------     --------     --------
         NET INCOME                      $   0.95     $   0.53     $   2.66     $   1.43
                                         ========     ========     ========     ========


CASH DIVIDENDS (Note 2)                  $   0.13     $  0.125     $   0.39     $  0.375
AVERAGE COMMON SHARES OUTSTANDING          24,917       24,743       24,866       24,666




See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                           6/30/97      06/30/96
                                                         ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                              $  66,191        35,278
 Adjustments to reconcile net income to net
  cash provided by operating activities:

   Discontinued operations                                      --        (3,358)
     Depreciation, depletion and amortization               51,591        42,128
     Dry holes and abandonments                              4,074         6,555
     Equity in income of affiliate before income taxes      (2,470)       (1,118)
     Amortization of deferred compensation                     871         1,255
     Gain on sale of securities                             (4,631)         (566)
     Other, net                                             (2,659)           36
     Change in assets and liabilities-
         Accounts receivable                               (12,498)      (15,643)
         Inventories                                        (1,682)          497
         Prepaid expenses and other                         (4,170)          762
         Account payable                                     4,968           961
         Accrued liabilities                                 1,203        15,918
         Deferred income taxes                               5,527         3,394
         Other noncurrent liabilities                        4,199         3,366
                                                         ---------     ---------
         Total adjustments                                  44,323        54,187
                                                         ---------     ---------
           Net cash provided by continuing operations      110,514        89,465

           Net cash provided by discontinued operations         --         3,792
                                                         ---------     ---------
           Net cash provided by operating activities       110,514        93,257
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures, including dry hole costs,
  from continuing operations                              (101,445)      (82,734)
 Proceeds from sales of property, plant and equipment        5,774         2,078
 Purchase of investments                                      (901)           24
 Proceeds from sale of investments                           8,038           619
 Discontinued operations                                        --        (1,974)
 Proceeds from sale of short-term investments                   --         7,984
                                                         ---------     ---------
           Net cash used in investing activities           (88,534)      (74,003)
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from notes payable                                29,000        30,000
 Payments made on notes payable                            (30,000)      (45,700)
 Dividends paid                                             (9,733)       (9,310)
 Proceeds from exercise of stock options                     2,097         1,772
                                                         ---------     ---------
           Net cash used in financing activities            (8,636)      (23,238)
                                                         ---------     ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS         13,344        (3,984)
CASH AND CASH EQUIVALENTS, beginning of period              16,892        19,543
                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                 $  30,236      $ 15,559
                                                         =========     =========



See accompanying notes to financial statements.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                            Net
                                         Common Stock                    Unrealized                         Treasury Stock
                                      -------------------    Paid-In       Holding       Retained       ----------------------
                                      Shares     Amount      Capital        Gains        Earnings        Shares       Amount
                                      -------     -------     -------     ---------      ---------      --------      --------
Balance, September 30, 1996           26,764     $ 2,677     $50,410     $  56,550      $ 557,543         1,879      $(21,210)

  Change in net unrealized holding
  gains, net of income taxes of
  $15,924                                -          -          -            25,983            -             -            -


  Cash dividends ($0.39 per share        -          -          -                           (9,733)          -            -


  Exercise of stock options              -          -          1,450           -              -            (86)         647


  Distribution under incentive
  compensation plans                     -          -             70           -              -             (2)          23


  Amortization of deferred
  compensation                           -          -          -               -              778            -            -

  Net income                             -          -          -               -           66,191            -            -

                                      ---------------------------------------------------------------------------------------

Balance, June 30, 1997                26,764     $ 2,677     $51,930     $  82,533      $ 614,779         1,791      $(20,540)
                                      =======================================================================================

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the nine months ended June 30, 1997, and June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. The $.13 cash dividend declared in March was paid June 2, 1997. On June 4, 1997, a cash dividend of $.13 per share was declared for shareholders of record on August 15, 1997, payable September 2, 1997.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $4,631,000 from gains on sales of securities during the first nine months of 1997, versus $566,000 on sales of securities during the first nine months of 1996.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $27,684,527.

                                                 Gross       Gross       Est.
                                               Unrealized  Unrealized    Fair
                                        Cost     Gains       Losses     Value
                                                     (in thousands)
                                       ----------------------------------------
         Equity Securities 06/30/97    $110,446  $133,158     $ 40     $243,564
         Equity Securities 09/30/96    $113,384  $ 92,081     $871     $204,594

         During the nine months ended June 30, 1997, marketable equity available-for-sale securities with a fair value at the date of sale of $8,038,000 were sold. The gross realized gains on such sales of available-for-sale-securities totaled $4,631,000.

6. In May 1997 the Company renewed its line of credit agreement with certain banks. The new agreement provides for maximum borrowing of $40,000,000 at adjustable interest rates based on London Interbank Offered Rates (LIBOR). The borrowings will mature either in May of 1998 or May of 1999. A $30,000,000 portion of the line is for a 364 day term and a $10,000,000 portion is for a two year term. As of June 30, 1997, the Company had borrowed $4,000,000 against the line of credit, at a weighted average interest rate of 6.06875%,and had letters of credit outstanding in the amount of $7,921,000, leaving an unused portion of $28,079,000. Under the line of credit agreement, the Company must meet certain requirements regarding levels of debt, net worth and earnings.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


7.       Discontinued Operations

         Effective August 30, 1996, the Company exchanged all of the common stock of its wholly-owned subsidiary, Natural Gas Odorizing, Inc.
         (NGO), to Occidental Petroleum Corporation (OPC) for 2,018,928 shares of OPC common stock with a fair market value at closing of approximately $48 million. NGO comprised all of the Company's chemical operations. Prior period operating results for such operations are reported as discontinued operations. Summary operating results of discontinued operations for the nine months ending June 30, 1996 are as follows (in thousands):

                          Revenues                                 $16,535
                          Operating Profit                         $ 5,493
                          Income Taxes                             $ 2,135
                          Net Income                               $ 3,358

8. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact to primary earnings per share for the third quarter and nine months ended June 30, 1997 and June 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                  (UNAUDITED)
                                 (in thousands)



                                                       FISCAL YEAR 1997              Nine Mos.     Nine Mos.
                                          1st Qtr        2nd Qtr        3rd Qtr      06/30/97      06/30/96
                                          ---------------------------------------------------     ---------
Sales and Other Revenues:
  Contract Drilling-Domestic              $  29,596      $  31,559      $ 36,773     $ 97,928     $  79,089
  Contract Drilling-Internat'l               35,630         42,687        47,204      125,521        99,054
                                          ---------      ---------      --------     --------     ---------
    Total Contract Drilling
         Division                            65,226         74,246        83,977      223,449       178,143
                                          ---------      ---------      --------     --------     ---------

  Exploration and Production                 30,014         34,000        23,627       87,641        54,271
  Natural Gas Marketing                      18,991         20,366        13,645       53,002        42,300
                                          ---------      ---------      --------     --------     ---------
    Total Oil & Gas Division                 49,005         54,366        37,272      140,643        96,571
                                          ---------      ---------      --------     --------     ---------

  Real Estate Division                        2,412          2,082         2,048        6,542         6,058
  Investments and other                       1,619          1,785         6,515        9,919         4,226
                                          ---------      ---------      --------     --------     ---------

Total Revenues                            $ 118,262      $ 132,479      $129,812     $380,553     $ 284,998
                                          =========      =========      ========     ========     =========


OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic              $   4,210      $   4,955      $  6,802     $ 15,967     $   8,366
  Contract Drilling-Internat'l                6,907          8,918        12,551       28,376        24,041
                                          ---------      ---------      --------     --------     ---------
     Total Contract Drilling
          Division                           11,117         13,873        19,353       44,343        32,407
                                          ---------      ---------      --------     --------     ---------

  Exploration and Production                 18,274         20,196        10,392       48,862        17,370
  Natural Gas Marketing                       1,381            514           532        2,427         2,341
                                          ---------      ---------      --------     --------     ---------
     Total Oil & Gas Division                19,655         20,710        10,924       51,289        19,711
                                          ---------      ---------      --------     --------     ---------

  Real Estate Division                        1,779          1,290         1,340        4,409         3,845
                                          ---------      ---------      --------     --------     ---------
     Total Operating Profit                  32,551         35,873        31,617      100,041        55,963
                                          ---------      ---------      --------     --------     ---------


OTHER                                        (1,170)        (1,952)        3,807          685        (5,199)


INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY
IN INCOME OF AFFILIATE                    $  31,381      $  33,921      $ 35,424     $100,726     $  50,764
                                          =========      =========      ========     ========     =========

See accompanying notes to financial statements.

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1997


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

RESULTS OF OPERATIONS

         The Company reported net income of $23,648,000 ($0.95 per share) from revenues of $129,812,000 for the third quarter of fiscal 1997, compared with net income of $13,158,000 ($0.53 per share) from revenues of $101,358,000 for the third quarter of fiscal 1996. Net income for the first nine months totaled $66,191,000 ($2.66 per share) from revenues of $380,553,000, compared with $35,278,000 ($1.43 per share) from revenues of $284,998,000 last year.

         Net income for the nine months ended June 30, 1997, included $2,829,000 after-tax gains from the sale of securities, compared with $346,000 after-tax gains from the sale of securities for the same period in 1996.

         The Company's Exploration and Production Division reported operating profit of $10,392,000 and $48,862,000 for the third quarter and nine months ended June 30, 1997, respectively, compared with operating profit of $8,605,000 and $17,370,000 for the same periods in fiscal 1996.

         Natural gas prices for the third quarter and first nine months of fiscal 1997 averaged $1.78 per mcf and $2.30 per mcf, respectively, compared with $1.89 per mcf and $1.71 per mcf in the same periods of 1996. Natural gas volumes for the first nine months of 1997 were 110.3 mmcf/d, compared with 91.1 mmcf/d for the first nine months of 1996. Oil prices for the third quarter and first nine months of 1997 averaged $18.89 and $21.45, respectively, compared with $20.26 and $18.33, respectively, in the same periods of 1996. Average oil production increased to 2,803 barrels per day for the first nine months of fiscal 1997, compared with 2,229 barrels per day in the same period of 1996. Dryhole expense for the first nine months of 1997 was $2,140,000, compared with $3,779,000 for the first nine months of 1996.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1997
                                  (Continued)


         The Contract Drilling Division reported an operating profit of $44,343,000 for the first nine months of fiscal year 1997, compared with $32,407,000 in the same period of 1996. Operating profit from the domestic drilling operations increased to $15,967,000 for the first nine months of fiscal 1997, compared with $8,366,000 for the first nine months of fiscal 1996. Increased utilization of land rigs and increased dayrates for land rigs contributed to the increased operating profit. Total revenue days for land rigs increased 20% for the first nine months of 1997 compared with the same period in 1996. Land rig utilization averaged 95% and 84% for the first nine months of fiscal 1997 and 1996, respectively. Also during the third quarter, H&P rigs on Shell's Ram Powell Tension Leg Platform and Shell's Enchilada Platform began work.

         The Company also recently announced plans to increase its land rig fleet to 36 rigs. Two 3,000 horsepower deep land rigs will be built at the Company's facilities, with the first one already operating in South Texas for Exxon Company USA. The second deep rig should be available in October of this year. Six additional 1,500 horsepower rigs have been ordered from IRI International Corporation with the first two rigs scheduled to be delivered in October 1997 and the remaining rigs to be delivered at various times during the first six months of calendar 1998.

         Operating profit from the Company's international drilling operations increased to $28,376,000 in the first nine months of fiscal 1997 from $24,041,000 in the same period last year. Operating results for the Company's two main South American operations of Venezuela and Colombia showed significant improvement in the third quarter of fiscal 1997. Utilization of the 39 international rigs was 94% and 90% during the third quarter and first nine months of 1997, respectively, compared with 81% and 86% during the same periods of 1996.

         The Company increased its presence in Bolivia by purchasing three land rigs in late June from Serpetbol Perforaciones, S.A., a Bolivian contractor. The Company will now own and operate four medium to deep capacity rigs in Bolivia.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $110,514,000 for the nine months ended June 30, 1997, compared with $93,257,000 for the same period in 1996. Capital expenditures for the first nine months of 1997 were $101,445,000, compared with $82,734,000 for the first nine months of 1996.

         During the third quarter, the Company renewed its line of credit agreement as described in Note 6 to the financial statements. Additional borrowing may be necessary to meet capital expenditure requirements for the remainder of fiscal 1997.

         There were no other significant changes in the Company's financial position since September 30, 1996.

                           PART II. OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES



Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended June 30, 1997.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 13, 1997                 /s/ DOUGLAS E. FEARS
                                      -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer




Date: August 13, 1997                 /s/ HANS C. HELMRERICH
                                      -----------------------------------------
                                      Hans C. Helmerich, President

                               INDEX TO EXHIBITS


Exhibit
Number                        Exhibit
------                        -------
Exhibit 27                    Financial Data Schedule
