Form 10-K
period 1997-09-30
HELMERICH & PAYNE INC
filed 1997-12-23
CIK 46765

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                             OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

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

     At December 15, 1997, the aggregate market value of the voting stock held by non-affiliates was $1,517,678,164.

     Number of shares of common stock outstanding at December 15, 1997:
50,264,394.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1997 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 4, 1998 -- Part III.
================================================================================

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

              Annual Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1997


                                     PART I


Item 1.  BUSINESS

         Helmerich & Payne, Inc. (the "Registrant"), incorporated under the laws of the State of Delaware on February 3, 1940, and successor to a business originally organized in 1920, is engaged primarily in the exploration, produc-tion, and sale of crude oil and natural gas and in contract drilling of oil and gas wells for others.

         These activities account for the major portion of its operating revenues. The Registrant is also engaged in the ownership, development, and operation of commercial real estate.

         The Registrant is organized into three separate autonomous operating divisions being contract drilling; oil and gas exploration, production and natural gas marketing; and real estate. While there is a limited amount of intercompany activity, each division operates essentially independently of the others. Each of the divisions, except exploration and production, conducts their respective business through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

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

         The Registrant's domestic contract drilling is conducted primarily in Oklahoma, Texas, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 1997 in five international locations: Venezuela, Ecuador, Colombia, Peru, and Bolivia.

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

         British Petroleum Company, P.L.C., including its affiliates, ("BP") is the Registrant's largest single customer. The Registrant performs drilling services for BP, both domestically and internationally. Each drilling rig operates under a separate contract. The Registrant believes that its relationship with BP is good. Revenues from drilling services performed for BP in fiscal 1997 accounted for approximately 17% of the Registrant's consolidated revenues for the same period.

         The Registrant provides drilling equipment, personnel, and camps for others on a contract basis for exploration and development of onshore areas and for development from fixed platforms in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. Conversely, a platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. A helicopter rig is one that can be disassembled into component part loads of approximately 4,000 pounds and transported to remote locations by helicopter, cargo plane, or other means.

         The Registrant's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers. A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in producing wells.

         The Registrant's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Registrant has previously performed contracts on a combination "footage" and "daywork" basis, under which the Registrant charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Registrant has previously accepted "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. Registrant has not accepted a "footage" or "turnkey" contract during fiscal 1997. The Registrant believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Registrant's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

         While current fixed term contracts are for one to three year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms, although the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Registrant and the customer, and in most instances provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. See Regulations and Hazards, page I-8.

         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 1997, the Registrant had all 38 (29 land rigs and 9 platform rigs) of its rigs operating in the United States and had management contracts for three operator owned rigs in offshore California.

         During 1997, major modifications and upgrades were undertaken on three land drilling rigs and construction started on six mobile land drilling rigs. Offshore, one new tension leg platform rig (TLP) and one new self-moving minimum space rig began operations for a major oil company in the Gulf of Mexico. The same major oil company awarded a three-year term drilling contract to Registrant for another TLP rig that is scheduled to commence drilling in fall of 1998. The TLP rig allows drilling operations to be conducted in much deeper water than traditional fixed platforms. The self-moving minimum space rig is designed to be moved without the use of expensive derrick barges.

         During fiscal 1997, one platform rig was transferred from domestic operations to Venezuela. The Registrant retired three platform rigs, one in the Gulf of Mexico and two offshore California.

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

         Venezuelan operations continue to be a significant part of the Registrant's operations. The Registrant presently owns and operates 21 drilling rigs in Venezuela. The Registrant had a utilization rate of 93% for these rigs during fiscal 1997. The Registrant worked for all three government owned producing companies in Venezuela (Corpoven, Maraven and Lagoven) during the fiscal year ended September 30, 1997. Collectively, revenues from these three producing companies accounted for approximately 12% of the Registrant's con-solidated revenues during fiscal 1997. Although the Registrant believes its relationship with such producing companies is good, the loss of this business could have an adverse effect on Registrant.

         The Venezuelan government, in early 1996, permitted foreign exploration and production companies to acquire rights to explore for and produce oil and gas in Venezuela. Registrant has performed contract drilling services in Venezuela for four independent oil companies during fiscal 1997.

         The Registrant presently owns and operates ten drilling rigs in Colombia. The Registrant's utilization rate for such rigs was 99% during fiscal 1997. During fiscal 1997 the revenue generated by Colombian drilling operations contributed approximately 15% of the Registrant's consolidated revenues.

         In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 1997 owned and operated three rigs in Ecuador, one rig in Peru, and one rig in Bolivia. In Ecuador, Peru, and Bolivia, the contracts are with large international oil companies.

         During 1997, one land/helicopter rig was moved from Bolivia to Peru for work with a major oil company. Also, Registrant purchased three land rigs from a Bolivian drilling company. The three rigs are currently located in southern Bolivia. One small workover/drilling rig was retired in Venezuela during fiscal 1997.

         One platform rig was transferred from domestic operations to Venezuela for a major international oil company. In October of 1997, the same oil company awarded the Registrant a contract for a 3,000-horsepower helicopter rig to begin operations in May of 1998.

         Drilling operations commenced during 1997 on a joint venture platform rig in Australia. The rig is owned 50% by the Registrant and 50% by Registrant's equity affiliate, Atwood Oceanics, Inc.

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

         The Registrant believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering risks), workers compensation and employer's liability. No insurance is carried against loss of earnings or business interruption. The Registrant is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Registrant is generally indemnified under its drilling contracts from this risk. The Registrant's present insurance coverage has been contracted through fiscal 1998. However, in view of conditions generally in the liability insurance industry, no assurance can be given that the Registrant's present coverage will not be cancelled during fiscal 1998 nor that insurance coverage will continue to be available at rates considered reasonable.

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

         During fiscal 1997, approximately 34% of the Registrant's consolidated revenues were generated from international contract drilling operations. Over 94% of the international revenues were from Venezuela, Colombia, and Ecuador. Exposure to potential losses from currency devaluation is minimal in the countries of Colombia and Ecuador. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

         In Venezuela, approximately 50% of the Registrant's invoice billings are in U.S. dollars and the other 50% are in the local currency, the bolivar. The Registrant is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances. In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the bolivar. In April of 1996, the bolivar was again devalued when the government decided to abolish its fixed rate policy and to allow a floating market exchange rate. During fiscal 1997, the Registrant experienced losses of approximately US$579,000 as a result of the devaluation of the bolivar; however, the Registrant is unable to predict future devaluation.

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

         The Registrant's Mountain Front area in western Oklahoma contained the most significant discoveries in both 1996 and 1997. The Rocky East Prospect, since its discovery in May of 1996, has produced 10.3 BCF and is currently producing approximately 15,000 mcf of gas per day. Twelve miles east of the Rocky East Prospect, the Registrant was involved, during fiscal 1997, in the discovery of the Kiowa Flats Field with current participation in nine gross wells. Working interests in the Kiowa Flats Field have ranged from 11% to 100% in all wells drilled, and current daily gas production is 19,000 mcf. The Registrant owns 7,271 net acres in 13,760 gross acres in the Mountain Front area, of which 3,520 net acres have been developed.

         During fiscal 1997, the Registrant participated in several wells drilled in the Masters Creek and Artillery Range area of the Austin Chalk in Louisiana. Total expenditures for drilling and completion costs in this area for fiscal 1997 were $5,702,162, and total revenues were $6,605,175. Individual well results have been mixed with estimated recoverable oil reserves ranging from minimal to over 1 million barrels. The Registrant is continuing its analysis of each well proposal in the area, with potential expenditures for the area of $5,000,000 to $10,000,000 during fiscal 1998. During 1997, the
Registrant was a working interest owner in two wells in the Austin Chalk which suffered blowouts. Almost all of Registrant's share of the costs of well control and site clean-up was covered by its insurance. In addition, Helmerich & Payne Energy Services, Inc., a wholly owned subsidiary of Registrant, has participated with a five percent (5%) working interest in the joint venture gathering system and processing plant for the area. Total expenditures, for fiscal 1997, for Helmerich & Payne Energy Services, Inc. in this area was $2,642,356.

         The Registrant, in December of 1997, signed a non-binding letter of intent with a large independent oil company to sell all of Registrant's oil and gas interests in the Austin Chalk in Louisiana. This sale is subject to the negotiation and execution of a mutually acceptable purchase and sale agreement.

         The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep expensive, high risk/high return wells. During fiscal 1997, the Registrant participated in 78 development and/or wildcat wells, which resulted in new discoveries of approximately 25.8 bcf of gas and 419,795 barrels of oil and condensate. The Registrant participated in 22 additional development wells, which resulted in the development of approximately 5.4 bcf of gas and 19,700 barrels of oil and condensate which was previously classified as proved undeveloped or proved developed nonproducing reserves. A total of $37,464,000 was spent in the Registrant's exploration and development program during fiscal 1997. This figure includes $1,194,447 of geophysical expense, but is exclusive of expenditures for acreage and acquisitions of proved oil and gas reserves. The Registrant's total company-wide acquisition cost for acreage in fiscal 1997 was approximately $8,358,000.

         The Registrant spent $47,272 for the acquisition of proved oil and gas reserves during fiscal 1997. In addition, the Registrant sold 63 properties for $3,051,306. The reserves associated with these sales were approximately 548,000 mcf of natural gas and 189,875 barrels of crude oil.

         The Registrant's fiscal 1998 exploration and production budget of approximately $48,165,000 is 15% greater than its actual exploration and production expenditures in fiscal 1997.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and Helmerich & Payne Energy Services, Inc. have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells or development wells. The Registrant is of the opinion that the supply/demand for natural gas is reaching a state of equilibrium, thereby increasing the overall natural gas prices to higher floor levels. In addition, this new equilibrium appears to have increased price volatility. Short-term pricing will continue to depend on the stability of the supply/demand balance. This balance will continue to be affected by seasonal demands (both heating and cooling loads), and the utilization of storage throughout the United States. Long term pricing will obviously react to short term factors as discussed above, as well as other causes affecting supply/demand. Other causes affecting supply/demand imbalances may be federal regulation of the market; large quantities of developed gas reserves in Canada (and subsequent pipeline expansions) and Mexico available for export by pipelines to the United States; fuel switching between fuel oil and natural gas; development of coalbed methane; and development of large quantities of liquefied natural gas in Trinidad and Tobago and Africa available for export to the United States.

         Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of higher than posted prices for such crude oil production.

         Competition

         The Registrant competes with numerous other companies and individuals in the acquisition of oil and gas properties and the marketing of oil and gas. The Registrant believes that it should continue to prepare for increased exploration activity without committing to a definite drilling timetable involving large expenditures. The Registrant also believes that the competition for the acquisition of gas producing properties will continue. Due to the recent increase in oil and gas prices and considering the Registrant's conservative acquisition strategy, the Registrant believes that it may be unable to acquire significant proved developed producing reserves. However, the Registrant intends to continue its review of properties in areas where the Registrant has expertise. The Registrant's competitors include major oil companies, other independent oil companies, and individuals, many of whom have financial resources, staffs, and facilities substantially larger than those of the Registrant. The effect of these competitive factors on the Registrant cannot be predicted with certainty.

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

         Regulatory Controls

         Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated under the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA") and the regulations promulgated thereunder.

         The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price decontrol provisions of the NGPA for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. The Registrant believes that substantially all of its gas is decontrolled.

         Commencing in April, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, Order 636-A, and Order 636-B (collectively, "Order 636") which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies. Although Order 636 has provided the Registrant with additional market access and more fairly applied transportation service rates, it has also subjected the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order 636 and certain related proceedings were the subject of an appeal to the United States Court of Appeals for the District of Columbia Circuit. Last year, that court largely upheld the order. Because further review of certain of these orders is still possible and other appeals in individual pipeline proceedings and related dockets remain pending, it is difficult for the Registrant to predict what effect, if any, the ultimate outcome of these regulatory and judicial review proceedings will have on the FERC's open-access regulations or the Registrant's operations. Assuming that Order 636 is largely upheld, the Registrant believes that it will benefit from the provisions of such Order.

         The FERC has announced its intention to re-examine certain of its transportation-related policies, including a statement of policy and request for comments concerning alternatives to cost-based rates for interstate gas transportation. Several interstate pipelines have obtained authorization from FERC to charge negotiated rates as one such alternative. In addition, in February, 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order 636 environment. While any resulting FERC action would affect the Registrant only indirectly, these inquiries are intended to further enhance competition in the natural gas markets.

         Under the NGA, natural gas gathering facilities are exempt from FERC jurisdiction. The Registrant believes that its gathering systems meet the traditional tests that the FERC has used to establish a pipeline's status as a gatherer. In recent years, the FERC has slightly narrowed its statutory tests for establishing gathering status. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. For example, in May, 1997, Kansas enacted new gathering oversight legislation that, among other matters, requires reporting of gathering prices and authorizes the Kansas Corporation Commission ("KCC") to oversee open access on gathering systems to assure it is just, reasonable, and non-discriminatory. Thus, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers. It is not possible at this time to predict the ultimate effect of the policy, although it could affect access to and rates charged for interstate gathering services. However, the Registrant does not presently believe the status of its facilities would be materially affected by modification to the statutory criteria.

         On February 2, 1994, the KCC issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. As a consequence of this order, the Registrant has drilled 106 infill wells and believes that it will be necessary in fiscal 1998 to drill an additional 23 infill wells at a total estimated cost of $2,200,000.

         The FERC, in September of 1997, ordered that ad valorem tax levied by the State of Kansas is not a severance tax within the meaning of Section 110 of the NGPA. Therefore, to the extent that first sellers collected revenues in excess of the maximum lawful price, as a result of Kansas ad valorem tax reimbursement, then first sellers would be required to make refunds to the pipeline which purchased the gas, with interest at the FERC-prescribed rate for excess revenues received, based on tax bills rendered during the period October 4, 1983 through June 28, 1988. The refunds are to be paid within 180 days after September 10,

1997. Based upon statements received from interstate pipelines, Registrant presently estimates its refund obligation to approximate $6.7 million, comprised of approximately $2.7 million of ad valorem tax reimbursement and approximately $4 million of interest. While Registrant does not expect the tax reimbursement amount to increase, it intends to continue to review the pipeline statements for accuracy and seek reduction of such refund amount, if possible. The FERC, on November 10, 1997, granted rehearing of its September 1997 order for the purpose of further consideration of this matter. The final FERC order could be subject to appeal to the United States Court of Appeals. In addition, Senate Bill 1388 has been introduced in the United States Senate to prevent penalties or interest from being assessed on any Kansas ad valorem tax refund under the September 1997 order. The final outcome of this matter cannot be predicted at this time.

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

         Federal Income Taxation

         The Registrant's oil and gas operations, and the petroleum industry in general, are affected by certain federal income tax laws. The Registrant has considered the effects of such federal income tax laws on its operations and does not anticipate that there will be any material impact on the capital expenditures, earnings or competitive position of the Registrant.

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

         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc., ("HPESI") continues into its ninth year of business with emphasis on the purchase and marketing of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression, gathering services and processing for a fee. During fiscal year 1997, HPESI's sales of third-party gas constituted approximately 13.4% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. Term gas sales contracts are for varied periods ranging from three months to seven years. However, recent contracts have tended toward shorter terms. The remainder of the Registrant's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 1998, HPESI's term gas sales contracts provide for the sale of approximately 6 bcf of gas. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-14 through I-23 regarding the market, competition, and regulation of natural gas.

         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (96% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (76% of which is currently leased). The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

         At the end of the 1997 fiscal year the Registrant owned 18 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Sixteen of the Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to third parties during fiscal 1997. During the second quarter of fiscal 1998, Registrant intends to lease approximately 29,000 square feet of office space in Tulsa. The Registrant's oil and gas division will be relocated to such offices. The vacated space will be used to accommodate the growth of the remaining segments of Registrant's businesses.

         The Registrant is also engaged in the business of leasing multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 98%. The Registrant also owns approximately 1 1/2 acres of undeveloped land lying adjacent to such warehouses.

         The Registrant received approximately $530,000 for its sale of an unimproved 15-acre tract of land to the City of Tulsa. This tract is located in a high-growth area of southeast Tulsa known as Southpark. After the sale, Registrant owned approximately 255 acres in Southpark consisting of approximately 242 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has remained at 100%. The Registrant believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from 79% to 93% during fiscal 1997 due primarily to the addition of several new tenants. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. Occupancy is currently at 88%.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. Occupancy is currently 86%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 1997, occupancy remained at 81%.

         FINANCIAL

         Information relating to Revenue and Income by Business Segments may be found on page 9 of the Registrant's Annual Report to Shareholders for fiscal 1997, which is incorporated herein by reference.

         EMPLOYEES

         The Registrant had 1,838 employees within the United States (14 of which were part-time employees) and 1,789 employees in international operations as of September 30, 1997.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the Registrant's domestic drilling rigs as of September 30, 1997:

    Rig           Registrant's        Optimum Working    Present
Designation      Classification        Depth in Feet     Location
-----------      --------------        -------------     --------
    110           Medium Depth            12,000           Texas
    141           Medium Depth            14,000           Texas
    142           Medium Depth            14,000           Texas
    143           Medium Depth            14,000           Texas
    145           Medium Depth            14,000           Texas
    157           Deep                    26,000           Texas
     95           Medium Depth            16,000           Texas
     96           Medium Depth            16,000           Oklahoma
    118           Medium Depth            16,000           Texas
    119           Medium Depth            16,000           Texas
    120           Medium Depth            16,000           Texas
    147           Medium Depth            16,000           Texas
    154           Medium Depth            16,000           Texas
    155           Medium Depth            14,000           Texas
     79           Deep                    20,000           Louisiana
     80           Deep                    20,000           Oklahoma
     89           Deep                    20,000           Texas
     92           Deep                    20,000           Oklahoma
     94           Deep                    20,000           Texas
     98           Deep                    20,000           Oklahoma
    122           Deep                    26,000           Texas
     97           Deep                    26,000           Texas
     99           Deep                    26,000           Texas
    137           Deep                    26,000           Texas
    149           Deep                    26,000           Louisiana
    162           Deep                    20,000           Texas
     72           Very Deep               30,000           Louisiana
     73           Very Deep               30,000           Louisiana
    161           Very Deep               30,000           Louisiana
    104           Medium Depth            16,000         * Offshore California
    108           Medium Depth            16,000         * Gulf of Mexico
    105           Deep                    20,000         * Gulf of Mexico
    202           Deep                    20,000         * Gulf of Mexico
    203           Deep                    20,000         * Gulf of Mexico
    100           Deep                    26,000         * Gulf of Mexico
    106           Deep                    26,000         * Gulf of Mexico
    107           Deep                    26,000         * Gulf of Mexico
    201           Deep                    26,000         * Gulf of Mexico





*    Offshore platform rig

         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                             Years ended September 30,
                                             -------------------------
                                      1993   1994   1995   1996   1997
                                      ----   ----   ----   ----   ----
Number of rigs owned at end of
  period                               42     47     41     41     38
Average rig utilization rate
  during period (1)                    53%    69%    71%    82%    88%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs as of September 30, 1997:

    Rig            Registrant's     Optimum Working   Present
 Designation      Classification     Depth in Feet   Location
 -----------      --------------     -------------   --------
      14         Workover/drilling       6,000       Venezuela
      19         Workover/drilling       6,000       Venezuela
      20         Workover/drilling       6,000       Venezuela
     140         Medium Depth           10,000       Venezuela
     158         Medium Depth           10,000       Venezuela
     159         Medium Depth           12,000       Venezuela
     132         Medium Depth           16,000       Ecuador
     171         Medium Depth           16,000       Bolivia
     172         Medium Depth           16,000       Bolivia
     156         Medium Depth           14,000       Venezuela
      22         Deep (helicopter rig)  18,000       Peru
      23         Deep (helicopter rig)  18,000       Ecuador
      91         Deep                   20,000       Venezuela (Offshore)
     121         Deep                   20,000       Colombia
     173         Deep                   20,000       Bolivia
      45         Deep                   26,000       Venezuela
      82         Deep                   26,000       Venezuela
      83         Deep                   26,000       Venezuela
     117         Deep                   26,000       Venezuela
     123         Deep                   26,000       Bolivia
     138         Deep                   26,000       Ecuador
     148         Deep                   26,000       Venezuela
     160         Deep                   26,000       Venezuela
     115         Very Deep              30,000       Venezuela
     116         Very Deep              30,000       Venezuela
     125         Very Deep              30,000       Colombia
     113         Very Deep              30,000       Venezuela
     128         Very Deep              30,000       Venezuela

    Rig            Registrant's     Optimum Working   Present
 Designation      Classification     Depth in Feet   Location
 -----------      --------------     -------------   --------
     129         Very Deep               30,000      Venezuela
     133         Very Deep               30,000      Colombia
     134         Very Deep               30,000      Colombia
     127         Very Deep               30,000      Venezuela
     135         Very Deep               30,000      Colombia
     136         Very Deep               30,000      Colombia
     150         Very Deep               30,000      Venezuela
     151         Very Deep               30,000      Colombia
     152         Super Deep              30,000+     Colombia
     153         Super Deep              30,000+     Colombia
     139         Super Deep              30,000+     Colombia

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                             Years ended September 30,
                                             -------------------------
                                      1993   1994   1995   1996   1997
                                      ----   ----   ----   ----   ----
Number of rigs owned at end of
  period                               29     29     35     36     39
Average rig utilization rate
  during period (1)                    68%    88%    84%    85%    91%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are domestic.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the fiscal years 1995 through 1997 are shown below:

                                        Average Sales           Average Lifting
    Year              Net Barrels      Price per Barrel         Cost per Barrel
    ----              -----------      ----------------         ---------------
    1995                808,058              $16.37                  $7.86
    1996                809,571              $19.00                  $7.90
    1997                985,633              $20.77                  $6.98

         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1995 through 1997 are as follows:


                                       Average Sales          Average Lifting
        Year           Net Mcf         Price per Mcf           Cost per Mcf
        ----           -------         -------------          ---------------
        1995          26,421,434           $1.27                  $0.3640
        1996          34,535,184           $1.75                  $0.3292
        1997          40,463,374           $2.23                  $0.3213

         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1995, 1996, and 1997:

                    Exploratory Wells             Development Wells
                    -----------------             -----------------
                    1995   1996   1997          1995    1996    1997
                    ----   ----   ----          ----    ----    ----
Productive          0.7    4.448  0.5          20.7695  23.625  39.2391
Dry                 2.596  5.250  8.4588        3.2867   2.000   1.1362

         On September 30, 1997, the Registrant was in the process of drilling or completing eight gross or 0.979 net wells.

         Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 1997, were as follows:

                                    Developed Acreage                Undeveloped Acreage
                                    -----------------                -------------------
                                    Gross         Net                Gross           Net
                                    -----         ---                -----           ---
Arkansas                           3,068.23    1,725.11                   -0-           -0-
Colorado                                -0-         -0-                320.00       160.00
Kansas                           119,663.07   83,643.73             31,179.49    27,587.51
Louisiana                         14,273.31    3,937.01            115,028.09    31,674.31
Michigan                                -0-         -0-             15,206.16    15,130.88
Mississippi                             -0-         -0-                  0.83         0.10
Montana                            2,037.19      381.54              3,508.95       751.17
Nebraska                             480.00      168.00                   -0-          -0-
Nevada                                  -0-         -0-             36,312.67    27,634.51
New Mexico                           960.00       54.86                161.88        38.85
North Dakota                         200.00       11.52                   -0-          -0-
Oklahoma                         134,088.88   50,758.54             32,803.77    19,953.74
Texas                             84,637.01   41,343.60             19,041.00    12,325.96
Wyoming                                 -0-         -0-              1,075.00       185.92
                                 ----------  ----------            ----------   ----------
         Total                   359,407.69  182,023.91            254,637.84   135,442.95

         Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals.

         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 1997, were as follows:

                            Oil Wells       Gas Wells
                            ---------       ---------
                           Gross    Net    Gross    Net
                           -----    ---    -----    ---
                           3,142    182     912     410

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-12 through I-23 of

Item 1. BUSINESS, and pages 21 through 30 of the Registrant's Annual Report to Shareholders for fiscal 1997, "Notes to Consolidated Financial Statements" and "Note 12 Supplementary Financial Information for Oil and Gas Producing Activities."

         Estimates of oil and gas reserves, future net revenues, and present value of future net revenues were audited by Lee Keeling and Associates, Inc., 15 East 5th Street, Suite 3500, Tulsa, Oklahoma 74103. Total oil and gas reserve estimates do not differ by more than 5% from the total reserve estimates filed with any other federal authority or agency.

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-23 through I-25.

         STOCK

         As of December 15, 1997:

         The Registrant owned 300,000 shares of the common stock of Sun Company, Inc., and 329,053 shares of the Sun Company, Inc. preferred series "A". The Registrant owned 500,000 shares of Oryx Energy Company, Inc.

         The Registrant owned 3,200,000 shares of the common stock of Atwood Oceanics, Inc., a Houston, Texas based company engaged in offshore contract drilling. The Registrant's ownership of Atwood is approximately 24%.

         The Registrant owned 1,480,000 shares of the common stock of Schlumberger, Ltd.

         The Registrant owned 240,000 shares of the common stock of Phillips Petroleum Company, Inc.

         The Registrant owned 1,400,000 shares of the common stock of Occidental Petroleum Corporation, Inc.

         The Registrant owned 400,000 shares of the common stock of Banc One Corporation, which purchased Liberty Bancorp, Inc. during fiscal 1997.

         The Registrant owned 225,000 shares of the common stock of ONEOK INC.

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

W. H. Helmerich, III, 74          Director since 1949; Chairman of the Board
Chairman of the Board             since 1960

Hans Helmerich, 39                Director  since  1987; President and Chief
President                         Executive Officer since 1989

George S. Dotson, 56              Director since 1990; Vice President, Drilling,
Vice President                    since 1977 and President and Chief Operating
                                  Officer of Helmerich & Payne International
                                  Drilling Co. since 1977

Douglas E. Fears, 48              Vice President, Finance, since 1988
Vice President

Steven R. Mackey, 46              Secretary since 1990; Vice President and
Vice President and                General Counsel since 1988
Secretary

Steven R. Shaw, 46                Vice  President, Production, since 1985; Vice
Vice President                    President, Exploration and Production, since
                                  1996

Gordon K. Helm, 44                Chief Accounting Officer of the Registrant;
Controller                        Controller since December 10, 1993; and
                                  Manager of Internal Audit from September 13,
                                  1991 to December 9, 1993

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The information provided in this Item 5 has been restated to reflect the Registrant's December 15, 1997 2-for-1 common stock split.

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                                    1996                       1997
                                    ----                       ----
         Quarter            High             Low       High            Low
         -------            ----             ---       ----            ---
         First             15.06            12.25     27.56           21.94
         Second            17.25            13.50     27.44           21.00
         Third             19.13            16.50     29.63           21.81
         Fourth            21.81            17.38     40.00           29.47

         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                         Paid per Share            Total Payment
                         --------------            -------------
                             Fiscal                    Fiscal
                             ------                    ------
         Quarter        1996        1997        1996            1997
         -------        ----        ----        ----            ----
     First             $0.0625      $0.065    $3,095,578     $3,239,007
     Second             0.0625       0.065     3,100,568      3,239,892
     Third              0.0625       0.065     3,104,724      3,242,952
     Fourth             0.0650       0.065     3,229,596      3,248,275

         The Registrant paid a cash dividend of $0.065 per share on December 1, 1997, to shareholders of record on November 14, 1997. Payment of future dividends will depend on earnings and other factors.

         As of December 15, 1997, there were 1,467 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6. SELECTED FINANCIAL DATA

         The information provided in this Item 6 has been restated to reflect the Registrant's December 15, 1997 2-for-1 common stock split.

                  Five-year Summary of Selected Financial Data

                           1993           1994          1995            1996           1997
                           ----           ----          ----            ----           ----
Sales, operating,
and other revenues     $  300,723     $  310,152     $  306,721     $  393,255     $  517,859

Income from con-
tinuing operations         22,158         17,108          5,788         45,426         84,186

Income from con-
tinuing operations
per common share             0.46           0.35           0.12           0.92           1.69

Total assets              610,935        621,689        707,061        821,914      1,033,595

Long-term debt              3,600            -0-            -0-            -0-            -0-

Cash dividends
declared per
common share                 0.24          0.245           0.25          0.255           0.26

         The Five-year Summary of Selected Financial Data described above excludes results of Natural Gas Odorizing, Inc. ("NGO") operations. Registrant, on August 30, 1996, sold its wholly-owned subsidiary, NGO, to Occidental Petroleum Corporation.

         The following Five-year Summary of Selected Financial Data includes only the results of NGO operations.

              Five-year Summary of Selected Financial Data for NGO

                           1993           1994          1995            1996           1997
                           ----           ----          ----            ----           ----
Sales, operating,
and other revenues        $14,374        $18,849        $19,055        $19,540        $   -0-

Income from discon-
tinued operations           2,392          3,863          3,963          3,090            -0-

Income from discon-
tinued operations
per common share             0.05           0.08           0.08           0.06            -0-



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item may be found on pages 10 through 15, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 1997, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 16 through 30 in the Registrant's Annual Report to Shareholders for fiscal 1997, which is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 1998, to be filed with the Commission not later than 120 days after September 30, 1997. See pages I-33 through I-34 for information covering the Registrant's Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 1998, to be filed with the Commission not later than 120 days after September 30, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 1998, to be filed with the Commission not later than 120 days after September 30, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 1998, to be filed with the Commission not later than 120 days after September 30, 1997.

                                    III - 1

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 1997.

         2.       Exhibits required by Item 601 of Regulation S-K:

                  Exhibit Number:

                  3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Registrant are incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996.

                  3.2 By-Laws of the Registrant are incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996.

                  4.1 Rights Agreement dated as of January 8, 1996, between the Registrant and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's Form 8-A, dated January 17, 1996.

         *        10.1     Incentive Stock Option Plan is incorporated herein
                           by reference to Exhibit 4.2 to the Registrant's
                           Registration Statement No. 33-16771 on Form S-8.

         *        10.2     Form of Incentive Stock Option Plan Stock Option
                           Contract for the Incentive Stock Option Plan is incorporated herein by reference to Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1996.

         *        10.3     Consulting Services Agreement between W. H.
                           Helmerich, III, and the Registrant effective January
                           1, 1990, as amended is incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal
                           1996.

-----------------------

 *       Compensatory Plan or Arrangement.

         *        10.4     Restricted Stock Plan for Senior Executives of
                           Helmerich & Payne, Inc. is incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal
                           1996.

         *        10.5     Form of Restricted Stock Award Agreement for the
                           Restricted Stock Plan for Senior Executives of
                           Helmerich & Payne, Inc., together with all amendments thereto is incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal
                           1996.

         *        10.6     Supplemental Retirement Income Plan for Salaried
                           Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996.

         *        10.7     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                           incorporated herein by reference to Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1996.

         *        10.8     Form of Nonqualified Stock Option Agreement for the
                           1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Registrant's Registration
                           Statement No. 33-55239 on Form S-8, dated August 24,
                           1994.

         *        10.9     Supplemental Savings Plan for Salaried Employees of
                           Helmerich and Payne, Inc., is incorporated herein by reference from Registrant's Annual Report on Form
                           10-K to the Securities and Exchange Commission for fiscal 1993.

         *        10.10    Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated herein by reference to Registrant's
                           Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

         *        10.11    Form of Nonqualified Stock Option Agreement for
                           Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form S-8 dated September 4, 1997.

         *        10.12    Form of Restricted Stock Agreement for Helmerich &
                           Payne, Inc. 1996 Stock Incentive Plan.


-----------------------

 *       Compensatory Plan or Arrangement.

         *   10.13         Helmerich & Payne, Inc. Non-Employee Directors Stock
                           Compensation Plan is hereby incorporated by reference to Exhibit "B" of Registrant's Proxy
                           Statement dated January 27, 1997.

             13. The Registrant's Annual Report to Shareholders for fiscal 1997.

             22.           Subsidiaries of the Registrant.

             23.1          Consent of Independent Auditors.

             27.           Financial Data Schedule.

(b)      Report on Form 8-K

         None.

-----------------------

 *       Compensatory Plan or Arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.



By /s/ Hans Helmerich
   ------------------------------
   Hans Helmerich, President
   (Chief Executive Officer)
   Date:  December 19, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By /s/ William L. Armstrong             By /s/ Glenn A. Cox
   ------------------------------          --------------------------------
   William L. Armstrong, Director           Glenn A. Cox, Director
   Date:  December 19, 1997                 Date:  December 19, 1997

By /s/ George S. Dotson                 By /s/ Hans Helmerich
   ------------------------------          --------------------------------
   George S. Dotson, Director              Hans Helmerich, Director and CEO
   Date:  December 19, 1997                Date:  December 19, 1997

By /s/ W. H. Helmerich, III             By /s/ L. F. Rooney, III
   ------------------------------          --------------------------------
   W. H. Helmerich, III, Director          L. F. Rooney, III, Director
   Date:  December 19, 1997                Date:  December 19, 1997

By /s/ Edward B. Rust, Jr.              By /s/ George A. Schaefer
   ------------------------------          --------------------------------
   Edward B. Rust, Jr., Director           George A. Schaefer, Director
   Date:  December 19, 1997                Date:  December 19, 1997

By /s/ John D. Zeglis                   By /s/ Douglas E. Fears
   ------------------------------          --------------------------------
   John D. Zeglis, Director                Douglas E. Fears
   Date:   December 19, 1997               (Principal Financial Officer)
                                           Date:   December 19, 1997

By /s/ Gordon K. Helm
   ------------------------------
   Gordon K. Helm, Controller
   (Principal Accounting Officer)
   Date:  December 19, 1997

                               Index to Exhibits

       Exhibit
       Number                    Description
       -------                   -----------
         3.1      Restated Certificate of Incorporation and Amendment
                  to Restated Certificate of Incorporation of the
                  Registrant are incorporated herein by reference to
                  Registrant's Annual Report on Form 10-K to the
                  Securities and Exchange Commission for fiscal 1996.

         3.2 By-Laws of the Registrant are incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal
                  1996.

         4.1 Rights Agreement dated as of January 8, 1996, between the Registrant and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's
                  Form 8-A, dated January 17, 1996.

*        10.1     Incentive Stock Option Plan is incorporated herein
                  by reference to Exhibit 4.2 to the Registrant's
                  Registration Statement No. 33-16771 on Form S-8.

*        10.2     Form of Incentive Stock Option Plan Stock Option
                  Contract for the Incentive Stock Option Plan is
                  incorporated herein by reference to Registrant's
                  Annual Report on Form 10-K to the Securities and
                  Exchange Commission for fiscal 1996.

*        10.3     Consulting Services Agreement between W. H.
                  Helmerich, III, and the Registrant effective January
                  1, 1990, as amended is incorporated herein by
                  reference to Registrant's Annual Report on Form 10-K
                  to the Securities and Exchange Commission for fiscal
                  1996.

-----------------------

 *       Compensatory Plan or Arrangement.

*        10.4     Restricted Stock Plan for Senior Executives of
                  Helmerich & Payne, Inc. is incorporated herein by
                  reference to Registrant's Annual Report on Form 10-K
                  to the Securities and Exchange Commission for fiscal
                  1996.

*        10.5     Form of Restricted Stock Award Agreement for the
                  Restricted Stock Plan for Senior Executives of
                  Helmerich & Payne, Inc., together with all
                  amendments thereto is incorporated herein by
                  reference to Registrant's Annual Report on Form 10-K
                  to the Securities and Exchange Commission for fiscal
                  1996.

*        10.6     Supplemental Retirement Income Plan for Salaried
                  Employees of Helmerich & Payne, Inc. is incorporated
                  herein by reference to Registrant's Annual Report on
                  Form 10-K to the Securities and Exchange Commission
                  for fiscal 1996.

*        10.7     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                  incorporated herein by reference to Registrant's
                  Annual Report on Form 10-K to the Securities and
                  Exchange Commission for fiscal 1996.

*        10.8     Form of Nonqualified Stock Option Agreement for the
                  1990 Stock Option Plan is incorporated by reference
                  to Exhibit 99.2 to the Registrant's Registration
                  Statement No. 33-55239 on Form S-8, dated August 24,
                  1994.

*        10.9     Supplemental Savings Plan for Salaried Employees of
                  Helmerich and Payne, Inc., is incorporated herein by
                  reference from Registrant's Annual Report on Form
                  10-K to the Securities and Exchange Commission for
                  fiscal 1993.

*        10.10    Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                  incorporated herein by reference to Registrant's
                  Registration Statement No. 333-34939 on Form S-8 dated
                  September 4, 1997.

*        10.11    Form of Nonqualified Stock Option Agreement for
                  Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                  incorporated by reference to Exhibit 99.2 to
                  Registrant's Registration Statement on Form S-8
                  dated September 4, 1997.

*        10.12    Form of Restricted Stock Agreement for Helmerich &
                  Payne, Inc. 1996 Stock Incentive Plan.


-----------------------

 *       Compensatory Plan or Arrangement.

*        10.13    Helmerich & Payne, Inc. Non-Employee Directors Stock
                  Compensation Plan is hereby incorporated by
                  reference to Exhibit "B" of Registrant's Proxy
                  Statement dated January 27, 1997.

         13. The Registrant's Annual Report to Shareholders for fiscal 1997.

         22.      Subsidiaries of the Registrant.

         23.1     Consent of Independent Auditors.

         27.      Financial Data Schedule.