Form 10-Q
period 1997-12-31
HELMERICH & PAYNE INC
filed 1998-02-13
CIK 46765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

             [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: DECEMBER 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X          NO
                                                -----           ------

                CLASS                         OUTSTANDING AT DECEMBER 31, 1997
Common Stock,   .10 par value                          50,267,218

                                               AUTHORIZED AT DECEMBER 31, 1997
                                                       53,528,952



                                                        Total Number of Pages 15
                                                                              --

                            HELMERICH & PAYNE, INC.


                                     INDEX




PART     I       FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         December 31, 1997 and September 30, 1997                                    3

         Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1997 and 1996                               4

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended December 31, 1997 and 1996                               5



         Consolidated Condensed Statement of Shareholders' Equity -
         Three Months Ended December 31, 1997                                        6



         Notes to Consolidated Condensed Financial Statements                      7,8 & 9



         Revenues and Income by Business Segments                                    10



         Management's Discussion and Analysis of Financial                        11 thru 14
         Condition and Results of Operations




PART     II.     OTHER INFORMATION                                                   14


         Signature Page                                                              15


                        PART I.   FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                               (Unaudited)
                                               December 31          September 30
                                                   1997                  1997
                                               -----------           -----------
ASSETS
Current Assets
    Cash and cash equivalents                  $    50,414           $    27,963
    Short-term investments                           1,286                 1,318
    Accounts receivable, net                       112,479                98,697
    Inventories                                     20,955                19,639
    Prepaid expenses and other                      16,412                10,387
                                               -----------           -----------
         Total Current Assets                      201,546               158,004
                                               -----------           -----------

Investments                                        300,590               323,510

Property, Plant and Equipment, Net                 554,047               539,025

Other Assets                                        13,670                13,056
                                               -----------           -----------
         Total Assets                          $ 1,069,853           $ 1,033,595
                                               ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                           $    42,013           $    42,642
    Accrued liabilities                             55,033                47,525
    Notes payable                                   15,000                 5,000
                                               -----------           -----------
         Total Current Liabilities                 112,046                95,167
                                               -----------           -----------

Noncurrent Liabilities
    Deferred income taxes                          138,636               141,331
    Other                                           17,933                16,517
                                               -----------           -----------
         Total Noncurrent Liabilities              156,569               157,848
                                               -----------           -----------

Shareholders' Equity
    Common stock, par value
     $.10 per share                                  5,353                 5,353
    Preferred stock, no shares issued                   --                    --
    Additional paid-in capital                      57,654                51,316
    Retained earnings                              655,244               629,562
    Unearned compensation                           (6,623)                   --
    Net unrealized holding gains                   108,390               114,454
                                               -----------           -----------
                                                   820,018               800,685
    Less treasury stock, at cost                    18,780                20,105
                                               -----------           -----------
         Total Shareholders' Equity                801,238               780,580
                                               -----------           -----------
                                               $ 1,069,853           $ 1,033,595
                                               ===========           ===========

See accompanying notes to financial statements.

                        PART I.   FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)

                                                          Three Months Ended
                                                              December 31
                                                        1997              1996
                                                      --------         ---------
REVENUES:
    Sales and other operating revenues                $144,112          $116,726
    Income from investments                              7,711             1,536
                                                      --------          --------
                                                       151,823           118,262
                                                      --------          --------
COST AND EXPENSES:
    Operating costs                                     76,490            63,900
    Depreciation, depletion and amortization            18,651            15,472
    Dry holes and abandonments                           4,137               560
    Taxes, other than income taxes                       5,194             4,687
    General and administrative                           2,556             2,259
    Interest                                                25                 3
                                                      --------          --------
                                                       107,053            86,881
                                                      --------          --------
INCOME BEFORE INCOME TAXES AND EQUITY
IN INCOME OF AFFILIATE                                  44,770            31,381

INCOME TAX EXPENSE                                      16,822            11,756

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                     1,217               500
                                                      --------          --------


NET INCOME                                            $ 29,165          $ 20,125
                                                      ========          ========


EARNINGS PER COMMON SHARE:
    Basic                                             $   0.58          $   0.41
                                                      ========          ========
    Diluted                                           $   0.57          $   0.40
                                                      ========          ========

CASH DIVIDENDS (Note 2)                               $   0.07          $  0.065

Average common shares outstanding:
    Basic                                               50,006            49,651
    Diluted                                             51,066            50,484


Certain amounts have been restated to reflect the effect of the two-for-one common stock split and distribution as discussed in Note 7. The accompanying notes are an integral part of these statements.

                         PART I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                                    December 31
                                                              1997               1996
                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $ 29,165           $ 20,125
  Adjustments to reconcile net income to net
  cash provided by operating activities--
   Depreciation, depletion, and amortization                  18,651             15,472
   Dry holes and abandonments                                  4,137                560
   Equity in income of affiliate before
    income taxes                                              (1,963)              (806)
   Amortization of deferred compensation                         209                368
   Gain on sale of investments                                (6,015)                --
   Gain on sale of fixed assets                                 (526)              (485)
   Other                                                         348                 47
   Change in assets and liabilities--
      Accounts receivable                                    (13,782)           (10,159)
      Inventories                                             (1,316)                76
      Prepaid expenses and other                              (6,639)            (3,384)
      Accounts payable                                           (32)             6,119
      Accrued liabilities                                      7,508              7,353
      Deferred income taxes                                    1,023                238
      Other noncurrent liabilities                             1,416              2,837
                                                            --------           --------
      Total adjustments                                        3,019             18,236
                                                            --------           --------

         Net cash provided by operating activities            32,184             38,361
                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs             (48,633)           (36,319)
  Proceeds from sales of property, plant, and
   equipment                                                  10,756              1,283
  Purchase of investments                                       (103)                --
  Proceeds from sale of investments                           21,070                 --
  Purchase of short-term investments                              --               (276)
  Proceeds from sale of short-term investments                    32                 --
                                                            --------           --------
         Net cash used in investing activities               (16,878)           (35,312)
                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                 33,000             15,000
  Payments made on notes payable                             (23,000)            (5,000)
  Dividends paid                                              (3,524)            (3,243)
  Proceeds from exercise of stock options                        669                796
                                                            --------           --------
         Net cash provided by financing activities             7,145              7,553
                                                            --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     22,451             10,602
CASH AND CASH EQUIVALENTS, beginning of period                27,963             16,892
                                                            --------           --------
CASH AND CASH EQUIVALENTS, end of period                    $ 50,414           $ 27,494
                                                            ========           ========

                         PART I.  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                                                                          Net
                                             Common Stock                              Unrealized
                                        -----------------------         Paid-In          Holding         Unearned
                                        Shares          Amount          Capital           Gains        Compensation
                                        ------        ---------        ---------        ---------      ------------
Balance, September 30, 1997             53,529        $   5,353        $  51,316        $ 114,454         $      --

  Change in net unrealized
  holding gains, net of
  income taxes of ($3,718)                  --               --               --           (6,064)               --

  Cash dividends
  ($0.07 per share)                         --               --               --               --                --

  Exercise of stock options                 --               --              581               --                --

  Stock, issued under
  Restricted Stock Award Plan               --               --            5,757               --            (6,791)

  Amortization of deferred
  compensation                              --               --               --               --               168

  Net income                                --               --               --               --                --
                                        ---------------------------------------------------------------------------
Balance, December 31, 1997              53,529        $   5,353        $  57,654        $ 108,390         $  (6,623)
                                        ===========================================================================




                                                                   Treasury Stock
                                           Retained            -----------------------
                                           Earnings            Shares          Amount
                                          ---------            ------         --------
Balance, September 30, 1997               $ 629,562             3,501         $ (20,105)

  Change in net unrealized
  holding gains, net of
  income taxes of ($3,718)                       --                --                --

  Cash dividends
  ($0.07 per share)                          (3,524)               --                --

  Exercise of stock options                      --               (59)              291

  Stock, issued under
  Restricted Stock Award Plan                    --              (180)            1,034

  Amortization of deferred
  compensation                                   41                --                --

  Net income                                 29,165                --                --
                                          ---------------------------------------------
Balance, December 31, 1997                $ 655,244             3,262         $ (18,780)
                                          ==============================================



See accompanying notes to financial statements.

                            I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 1997, and December 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2. The $.065 cash dividend declared in September was paid December 1, 1997. On December 3, 1997, a cash dividend of $0.07 per share was declared for shareholders of record on February 13, 1998, payable March 2, 1998.

3.       Inventories consist of materials and supplies.

4. Income from investments includes a $6,015,000 gain from sales of available-for-sale securities during the first quarter of fiscal year 1998. The gain was $3,675,000 net of tax ($0.07 per share). There were no sales of securities in the first quarter of fiscal year 1997.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $30,857,998.

                                                  Gross      Gross        Est.
                                               Unrealized  Unrealized     Fair
                                         Cost     Gains      Losses       Value
                                                       (in thousands)
                                       ------------------------------------------
         Equity Securities 12/31/97    $ 94,909  $175,388      $565      $269,732
         Equity Securities 09/30/97    $110,011  $184,708      $104      $294,615

6. The Company maintains a line of credit agreement with certain banks which provides for maximum borrowing of $40,000,000 at adjustable interest rates. Under the agreement, $40,000,000 may be borrowed through May 1998, and $10,000,000 may be borrowed through May 1999. As of December 31, 1997, the Company had borrowed $15,000,000 at a rate of 6.32% and had letters of credit outstanding in the amount of $8,l7l,000, leaving $16,829,000 available. Under the line of credit agreement the Company must meet certain requirements regarding levels of debt, net worth and earnings.

         The Company has an additional $14.5 million line of credit with a bank to be used primarily for letters of credit. As of December 31, 1997, the Company had letters of credit outstanding in the amount of $1,347,222 leaving $13,152,778 available.

                         PART I.  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


7.       Stock Split and Earnings per Share -

         On December 3, 1997, the Board of Directors of the Company declared a two-for-one stock split and distribution; approximately 26.8 million shares were issued on December 31, 1997 to stockholders of record on December 15, 1997. All references in the financial statements and notes to the number of common shares outstanding and per share amounts reflect the impact of the split.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", effective for financial statement reporting periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. The Company's primary EPS, as reported in prior periods, will not change when applying the method required in computing the new basic EPS.

         Basic net income (or earnings) per common share is calculated based on the weighted average shares outstanding during the period. Diluted net income (or earnings) per common share includes in average common shares outstanding employee stock options which are dilutive (984,188 shares and 762,296 shares for the first quarter of fiscal 1998 and 1997, respectively) and non-vested restricted stock (75,517 shares and 70,526 shares for the first quarter of fiscal 1998 and 1997, respectively).

8.       New Accounting Pronouncements -

         The Financial Accounting Standards Board has issued two new accounting standards, SFAS NO. 130, "Reporting Comprehensive Income", (SFAS 130) and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131), both effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income. While the Company does have certain comprehensive income items, management does not believe that adopting SFAS 130 will materially change the Company's financial reporting and disclosures. SFAS 131 establishes standards for reporting financial and descriptive information about a company's operating segments. Management is currently analyzing the impact of SFAS 131, but does not expect the standard to materially change its current segment reporting disclosures.

                         PART I.  FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


9.       Restricted Stock Awards -

         In the first quarter of fiscal year 1998, the Company has issued 180,000 shares of treasury stock as restricted stock awards under the 1996 Stock Incentive Plan. The Company recognized unearned compensation of $6,791,000, which was the fair market value of the stock at the time of issuance. Treasury stock was reduced by the book value of the shares issued ($1,034,000) with the difference recognized as an increase in paid-in-capital. The unearned compensation is being amortized over a five-year period as compensation expense.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)


                                             FY 1998          FY 1997
                                           1ST QUARTER      1ST QUARTER
                                           -----------      -----------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic                $  41,736        $  29,596
  Contract Drilling-International              51,994           35,630
                                            ---------        ---------
    Total Contract Drilling Division           93,730           65,226
                                            ---------        ---------

  Exploration and Production                   32,171           30,014
  Natural Gas Marketing                        16,056           18,991
                                            ---------        ---------
    Total Oil & Gas Division                   48,227           49,005
                                            ---------        ---------

  Real Estate Division                          2,091            2,412
  Investment and Other                          7,775            1,619
                                            ---------        ---------

Total Revenues                              $ 151,823        $ 118,262
                                            =========        =========


OPERATING PROFIT (LOSS):

  Contract Drilling-Domestic                $   9,371        $   4,210
  Contract Drilling-International              14,055            6,907
                                            ---------        ---------
    Total Contract Drilling Division           23,426           11,117
                                            ---------        ---------

  Exploration and Production                   14,859           18,274
  Natural Gas Marketing                           587            1,381
                                            ---------        ---------
    Total Oil & Gas Division                   15,446           19,655
                                            ---------        ---------

  Real Estate Division                          1,308            1,779
                                            ---------        ---------

    Total Operating Profit                     40,180           32,551
                                            ---------        ---------

OTHER                                           4,590           (1,170)


INCOME BEFORE INCOME TAXES AND
                                            ---------        ---------
EQUITY IN INCOME OF AFFILIATE               $  44,770        $  31,381
                                            =========        =========




See accompanying notes to financial statements.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1997


Business Environment and Risk Factor

         The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Results of Operations

         The Company reported net income of $29,165,000 ($0.58 per share) from revenues of $151,823,000 for the first quarter of fiscal year 1998, compared with $20,125,000 ($0.41 per share) net income from revenues of $118,262,000 during the first quarter of 1997. Net income for the first quarter of 1998 included $3,675,000 ($0.07 per share) from the sale of securities. There were no sales of securities in the first quarter of fiscal year 1997.

         The Company's Exploration and Production Division reported an operating profit of $14,859,000 for the first quarter of fiscal 1998, compared with an operating profit of $18,274,000 for the same period last year. The Division's lower operating profit was the result of increased dry hole and lease amortization expenses. Dry hole and abandonment expenses for the quarter were $4.0 million, compared with $0.5 million in the first quarter of 1997.
Two significant dry holes were drilled during the current quarter as the Company stepped up its exploratory effort. In addition, lease amortization increased appreciably over last year as the result of significant acreage purchases during the last quarter of fiscal 1997.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1997
                                  (Continued)


         Two additional exploratory wells should be completed in the second quarter of fiscal 1998. One of the wells is in a Pinnacle Reef prospect in east Texas that has encountered significant gas shows and pressure, but has experienced some mechanical difficulties. It is uncertain at this time whether the well will be completed. The other well is in southern Louisiana and is expected to be drilled to 18,000' by late February.

         Oil and gas revenues for the first quarter of 1998 increased to $32,171,000 from $30,014,000, in the first quarter of 1997. Average natural gas prices improved to $2.61 per mcf over last year's first quarter average of $2.46 per mcf, but oil prices were down to an average of $18.50 per barrel this year from $23.37 per barrel last year. First quarter natural gas production rose to 117.1 mmcf a day, compared with 108.2 mmcf a day during last year's first quarter. Oil production dropped to an average of 2,220 barrels per day, from 2,853 barrels per day during the first quarter of last year. Both oil and gas prices have softened going into the second quarter, especially compared to the same period of 1997.

         After participating in the Louisiana Austin Chalk play since the early 1990's, the Company sold its production and acreage in that play during the first quarter of this fiscal year. Although the Company did experience some successes in its exploration and development efforts there, the profitability of the play was hampered by high finding costs that resulted in high depreciation and depletion costs. The $10.6 million in sale proceeds, which was slightly higher than book value, will be redeployed in other exploratory regions.

         The Contract Drilling Division reported an operating profit of $23,426,000 in the first quarter of fiscal year 1998, more than double the $11,117,000 for the same period of 1997. Operating profit from the domestic drilling operations increased to $9,371,000 for the quarter, compared with $4,210,000 for the first quarter of fiscal 1997. Rig utilization remained at 100% for land rigs (revenue days increased 11% from the first quarter of 1997) and dayrates increased approximately 20% over last year. In the second quarter, the Company plans to place into service a newly built 3,000 horsepower land rig and also plans to construct six additional 1,500 horsepower land rigs and place into service at various times over the next three quarters. The six new rigs will be marketed to both domestic and international customers.

         Domestic earnings were also helped by the addition of two platform rigs which commenced operations in May, 1997 for Shell Offshore Inc. in the Gulf of Mexico. A third platform rig is scheduled to be placed in service by the fourth quarter of this fiscal year.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1997
                                  (Continued)


         Operating profit from international drilling operations increased to $14,055,000 in the first quarter of fiscal 1998 from $6,907,000 in the first quarter of 1997. Results from operations in Venezuela, Colombia and Ecuador improved significantly over the first quarter of 1997 due to increased revenues, improved margins and slightly higher rig utilization (91% versus 86%). In the second quarter, offshore platform Rig 91 commenced operations in Venezuela. Rig 91, upgraded in the fourth quarter of 1997, will be working for B.P. Exploration de Venezuela, S.A. and is expected to have a positive impact on future earnings.

         Impact of Year 2000 -

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. To date, the Year 2000 Project cost has been less than $400,000 and the Company estimates that the total cost associated with the Year 2000 Project will be less than $500,000.

         The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                           I.  FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1997
                                  (Continued)


Liquidity and Capital Resources

         Net cash provided by continuing operations was $32,184,000 for the first quarter of fiscal 1998, compared with $38,361,000 for the same period in 1997. Capital expenditures were $48,633,000 and $36,319,000 for the first quarter of fiscal 1998 and 1997, respectively.

         It is anticipated for fiscal 1998 that capital expenditures will approach $240 million, exceeding internally generated cash flows, and that the Company will borrow under its line of credit agreement or sell a portion of its investment portfolio to fund capital expenditures.

         There were no significant changes in the Company's financial position since September 30, 1997.


                          PART II.  OTHER INFORMATION
                            HELMERICH & PAYNE, INC.


Item 1.   Legal Proceedings

         NONE

Item 6(b) Reports on Form 8-K

         Registrant filed with the Securities and Exchange Commission a report on Form 8-K on December 5, 1997.

                          PART II.  OTHER INFORMATION
                            HELMERICH & PAYNE, INC.
                                  (Continued)


                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      FEBRUARY 13      1998    /S/ DOUGLAS E. FEARS
      ----------------------        -----------------------------------------
                                    Douglas E. Fears, Chief Financial Officer


Date:      FEBRUARY 13      1998    /S/ HANS C. HELMERICH
      ----------------------        -----------------------------------------
                                    Hans C. Helmerich, President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
Exhibit 27             Financial Data Schedule