Form 10-Q
period 1998-03-31
HELMERICH & PAYNE INC
filed 1998-05-14
CIK 46765

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: MARCH 31, 1998

                                       OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  [X]        NO  [ ]


                CLASS                         OUTSTANDING AT MARCH 31, 1998
Common Stock,   .10 par value                         50,294,714

                                               AUTHORIZED AT MARCH 31, 1998
                                                      53,528,952

                                               Total Number of Pages    15
                                                                      ------

                             HELMERICH & PAYNE, INC.


                                      INDEX



PART     I        FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         March 31, 1998 and September 30, 1997. . . . . . . . . . . . . .   3


         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .   4


         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended March 31, 1998 and 1997 . . . . . . . . . . . .   5


         Consolidated Condensed Statement of Shareholders' Equity -
         Six Months Ended March 31, 1998. . . . . . . . . . . . . . . . .   6


         Notes to Consolidated Condensed Financial Statements . . . . . .  7,8 & 9


         Revenues and Income by Business Segments . . . . . . . . . . . .   10


         Management's Discussion and Analysis of Financial                11,12,
         Condition and Results of Operations. . . . . . . . . . . . . . . 13 & 14



PART     II.      OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 14


         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . 15

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                      (Unaudited)
                                                                        March 31         September 30
                                                                          1998               1997
                                                                        ----------       ------------
ASSETS
Current Assets
     Cash and cash equivalents ..................................       $   35,639        $   27,963
     Short-term investments .....................................            1,278             1,318
     Accounts receivable, net ...................................          120,687            98,697
     Inventories ................................................           22,155            19,639
     Prepaid expenses and other .................................           14,344            10,387
                                                                        ----------        ----------
         Total Current Assets ...................................          194,103           158,004
                                                                        ----------        ----------

Investments .....................................................          304,644           323,510
Property, Plant and Equipment, Net ..............................          583,561           539,025
Other Assets ....................................................           13,599            13,056
                                                                        ----------        ----------
         Total Assets ...........................................       $1,095,907        $1,033,595
                                                                        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable ...........................................       $   40,530        $   42,642
     Accrued liabilities ........................................           39,458            47,525
     Notes payable ..............................................           28,000             5,000
                                                                        ----------        ----------
         Total Current Liabilities ..............................          107,988            95,167
                                                                        ----------        ----------
Noncurrent Liabilities
     Deferred income taxes ......................................          141,458           141,331
     Other ......................................................           27,935            16,517
                                                                        ----------        ----------
         Total Noncurrent Liabilities............................          169,393           157,848
                                                                        ----------        ----------
SHAREHOLDERS' EQUITY
     Common stock, $0.10 par value, 80,000,000
      shares authorized, 53,528,952 shares issued ...............            5,353             5,353
     Preferred stock, no shares issued ..........................             --                --
     Additional paid-in capital .................................           57,771            51,316
     Retained earnings ..........................................          671,102           629,562
     Unearned compensation ......................................           (6,284)             --
     Net unrealized holding gains ...............................          109,206           114,454
                                                                        ----------        ----------
                                                                           837,148           800,685
     Treasury stock - 3,234,238 and 3,500,698
      shares, respectively, at cost .............................          (18,622)          (20,105)
                                                                        ----------        ----------
Total Shareholders' Equity ......................................          818,526           780,580
                                                                        ----------        ----------

Total Liabilities and Shareholders' Equity ......................       $1,095,907        $1,033,595
                                                                        ==========        ==========


See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                                       Quarter Ended               Six Months Ended
                                                                          March 31                     March 31
                                                                     1998          1997           1998          1997
                                                                   ---------     ---------      ---------     ---------
REVENUES:
     Sales and other operating revenues ......................     $ 140,822     $ 130,773      $ 284,934     $ 247,499
     Income from investments .................................         1,567         1,706          9,278         3,242
                                                                   ---------     ---------      ---------     ---------
                                                                     142,389       132,479        294,212       250,741
                                                                   ---------     ---------      ---------     ---------
COST AND EXPENSES:
     Operating costs .........................................        81,382        70,407        157,872       134,307
     Depreciation, depletion and
      amortization ...........................................        19,186        17,379         37,837        32,851
     Dry holes and abandonments ..............................         3,169         2,412          7,306         2,972
     Taxes, other than income taxes ..........................         5,783         5,418         10,977        10,105
     General and administrative ..............................         3,839         2,945          6,395         5,204
     Interest ................................................            34            (3)            59          --
                                                                   ---------     ---------      ---------     ---------
                                                                     113,393        98,558        220,446       185,439
                                                                   ---------     ---------      ---------     ---------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE ................................        28,996        33,921         73,766        65,302

INCOME TAX EXPENSE ...........................................        11,218        12,094         28,040        23,850

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes .........................................         1,559           591          2,776         1,091
                                                                   ---------     ---------      ---------     ---------

NET INCOME ...................................................     $  19,337     $  22,418      $  48,502     $  42,543
                                                                   =========     =========      =========     =========
EARNINGS PER COMMON SHARE:
     Basic ...................................................     $    0.39     $    0.45      $    0.97     $    0.86
     Diluted .................................................     $    0.38     $    0.44      $    0.95     $    0.84

CASH DIVIDENDS (Note 2) ......................................     $    0.07     $   0.065      $    0.14     $    0.13

AVERAGE COMMON SHARES OUTSTANDING:
     Basic ...................................................        50,052        49,714         50,029        49,682
     Diluted .................................................        50,609        50,379         50,837        50,431


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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                            Six Months Ended
                                                                                March 31
                                                                          1998             1997
                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ....................................................      $   48,502      $   42,543
  Adjustments to reconcile net income to net cash
  provided by operating activities--
   Depreciation, depletion, and amortization ....................          37,837          32,851
   Dry holes and abandonments ...................................           7,306           2,972
   Equity in income of affiliate before income taxes ............          (4,477)         (1,760)
   Amortization of deferred compensation ........................             591             737
   Gain on sale of securities ...................................          (6,012)            (59)
   Gain on sale of property, plant & equipment ..................          (1,446)         (1,677)
   Other - net ..................................................             268             119
   Change in assets and liabilities--
      Accounts receivable .......................................         (21,990)        (11,334)
      Inventories ...............................................          (2,516)           (979)
      Prepaid expenses and other ................................          (4,500)         (6,272)
      Accounts payable ..........................................          (1,515)          3,292
      Accrued liabilities .......................................          (8,067)          4,917
      Deferred income taxes .....................................           3,345             918
      Other noncurrent liabilities ..............................          11,418           3,610
                                                                       ----------      ----------
      Total adjustments .........................................          10,242          27,335
                                                                       ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES .......................          58,744          69,878
                                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs ................        (101,387)        (63,337)
  Proceeds from sales of property, plant, and
   equipment ....................................................          11,999           4,033
  Purchase of investments .......................................             (52)           (770)
  Proceeds from sale of investments .............................          21,070             103
  Proceeds from sale of short-term investments ..................              40            --
                                                                       ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES ...........................         (68,330)        (59,971)
                                                                       ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ...................................          71,000          25,000
  Payments made on notes payable ................................         (48,000)        (27,000)
  Dividends paid ................................................          (6,776)         (6,485)
  Proceeds from exercise of stock options .......................           1,038           1,163
                                                                       ----------      ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............          17,262          (7,322)
                                                                       ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................           7,676           2,585
CASH AND CASH EQUIVALENTS, beginning of period ..................          27,963          16,892
                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS, end of period ........................      $   35,639      $   19,477
                                                                       ==========      ==========

                            I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)

                                                                      Net
                                                                   Unrealized
                                        Common Stock     Paid-In     Holding      Unearned       Retained   Treasury      Stock
                                       Shares  Amount    Capital      Gains     Compensation     Earnings    Shares       Amount
                                      ----------------   -------    ---------   ------------     --------   ---------------------
Balance, September 30, 1997 .......   53,529    $5,353   $51,316    $ 114,454      $   --       $629,562     3,501      $(20,105)

  Change in net unrealized
  holding gains, net of
  income taxes of ($3,218) ........     --        --        --         (5,248)         --           --        --            --

  Cash dividends
  ($0.14 per share) ...............     --        --        --           --            --         (7,046)     --            --

  Exercise of stock options .......     --        --         698         --            --           --         (87)          449

  Stock, issued under
  Restricted Stock Award Plan .....     --        --       5,757         --          (6,791)        --        (180)        1,034

  Amortization of deferred
  compensation ....................     --        --        --           --             507           84      --            --

  Net income ......................     --        --        --           --            --         48,502      --            --
                                      -------------------------------------------------------------------------------------------

Balance, March 31, 1998 ...........   53,529    $5,353   $57,771    $ 109,206      $ (6,284)    $671,102     3,234     $ (18,622)
                                      ===========================================================================================


See accompanying notes to financial statements.

                            I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the six months ended March 31, 1998, and March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The $.07 cash dividend declared in December, 1997, was paid March 2, 1998. On March 4, 1998, a cash dividend of $.07 per share was declared for shareholders of record on May 15, 1998, payable June 1, 1998.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $6,012,000 and $59,000 from gains on sales of available-for-sale securities during the first six months of 1998 and 1997, respectively.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $33,372,000.

                                                  Gross       Gross       Est.
                                               Unrealized   Unrealized    Fair
                                         Cost     Gains       Losses      Value
                                                    (in thousands)
                                       -----------------------------------------
         Equity Securities 03/31/98    $ 95,134  $178,091     $1,953    $271,272
         Equity Securities 09/30/97    $110,011  $184,708     $  104    $294,615

6. The Company maintains a line of credit agreement with certain banks which provides for maximum borrowing of $40,000,000 at adjustable interest rates. Under the agreement, $40,000,000 may be borrowed through May 1998, and $10,000,000 may be borrowed through May 1999.
         As of March 31, 1998, the Company had borrowed $28,000,000 at a rate of 6.04% and had letters of credit outstanding in the amount of $8,171,000, leaving $3,829,000 available. The Company anticipates renewing a similar line of credit agreement with certain banks in May 1998. Under the line of credit agreement the Company must meet certain requirements regarding levels of debt, net worth and earnings.

         The Company has an additional $14.5 million line of credit with a bank to be used primarily for letters of credit. As of March 31, 1998, the Company had letters of credit outstanding in the amount of $1,347,222 leaving $13,152,778 available.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


7.       Stock Split and Earnings per Share -
         On December 3, 1997, the Board of Directors of the Company declared a two-for-one stock split and distribution; approximately 26.8 million shares were issued on December 31, 1997, to stockholders of record on December 15, 1997. All references in the financial statements and notes to the number of common shares outstanding and per share amounts reflect the impact of the split.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", effective for financial statement reporting periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. The Company's primary EPS, as reported in prior periods, did not change after applying the method required in computing the new basic EPS.

         Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per common share includes, in average common shares outstanding, employee stock options which are dilutive (557,011 shares and 770,600 shares for the second quarter and first six months of fiscal 1998, respectively, and 645,737 shares and 704,014 shares for the same periods of fiscal
         1997)and non-vested restricted stock (zero shares and 37,759 shares for the second quarter and first six months of fiscal 1998, respectively, and 19,757 shares and 45,142 shares for the same periods of fiscal
         1997).

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

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


9.       Restricted Stock Awards -
         In the first quarter of fiscal year 1998, the Company issued to certain employees 180,000 shares of treasury stock as restricted stock awards under the 1996 Stock Incentive Plan. The Company recognized unearned compensation of $6,791,000, which was the fair market value of the stock at the time of issuance. Treasury stock was reduced by the book value of the shares issued ($1,034,000) with the difference recognized as an increase in paid-in-capital. The unearned compensation is being amortized over a five-year period as compensation expense.

                            I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                 (in thousands)

                                                                         Fiscal Year 1998                FY 1997
                                                               1st Qtr       2nd Qtr        Six Mos.     Six Mos.
                                                              --------------------------------------     --------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic ............................     $  41,736     $  42,604      $  84,340     $  61,155
  Contract Drilling-International .......................        51,994        61,677        113,671        78,317
                                                              ---------     ---------      ---------     ---------
    Total Contract Drilling Div .........................        93,730       104,281        198,011       139,472
                                                              ---------     ---------      ---------     ---------

  Exploration and Production ............................        32,171        22,230         54,401        64,014
  Natural Gas Marketing .................................        16,056        12,099         28,155        39,357
                                                              ---------     ---------      ---------     ---------
    Total Oil & Gas Division ............................        48,227        34,329         82,556       103,371
                                                              ---------     ---------      ---------     ---------

  Real Estate Division ..................................         2,091         2,141          4,232         4,494
  Investment and Other ..................................         7,775         1,638          9,413         3,404
                                                              ---------     ---------      ---------     ---------

Total Revenues ..........................................     $ 151,823     $ 142,389      $ 294,212     $ 250,741
                                                              =========     =========      =========     =========

OPERATING PROFIT:

  Contract Drilling-Domestic ............................     $   9,371     $   8,275      $  17,646     $   9,165
  Contract Drilling-International .......................        14,055        14,803         28,858        15,825
                                                              ---------     ---------      ---------     ---------
    Total Contract Drilling Div .........................        23,426        23,078         46,504        24,990
                                                              ---------     ---------      ---------     ---------

  Exploration and Production ............................        14,859         6,636         21,495        38,470
  Natural Gas Marketing .................................           587           448          1,035         1,895
                                                              ---------     ---------      ---------     ---------
    Total Oil & Gas Division ............................        15,446         7,084         22,530        40,365
                                                              ---------     ---------      ---------     ---------

  Real Estate Division ..................................         1,308         1,412          2,720         3,069
                                                              ---------     ---------      ---------     ---------
    Total Operating Profit ..............................        40,180        31,574         71,754        68,424
                                                              ---------     ---------      ---------     ---------

OTHER ...................................................         4,590        (2,578)         2,012        (3,122)


INCOME BEFORE INCOME TAXES AND                                ---------     ---------      ---------     ---------
EQUITY IN INCOME OF AFFILIATE ...........................     $  44,770     $  28,996      $  73,766     $  65,302
                                                              =========     =========      =========     =========


See accompanying notes to financial statements.

                            I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998

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

Results of Operations

         The Company reported net income of $19,337,000 ($0.38 per share, on a diluted basis) from revenues of $142,389,000 for the second quarter ended March 31, 1998, compared with net income of $22,418,000 ($0.44 per share, diluted) from revenues of $132,479,000 for the second quarter of the prior fiscal year. Net income for the first six months of fiscal 1998 totaled $48,502,000 ($0.95 per share, diluted) from revenues of $294,212,000, compared with net income of $42,543,000 ($0.84 per share, diluted) from revenues of $250,741,000 recorded for the same period last year.

         The Company's Exploration and Production Division reported operating profit of $6,636,000 and $21,495,000 for the second quarter and six months ended March 31, 1998, respectively, compared with operating profit of $20,196,000 and $38,470,000 for the same periods in fiscal 1997.

         The sharp decrease in the second quarter of 1998 compared with the second quarter of 1997 was primarily due to a 29% decrease in natural gas prices ($1.89 versus $2.65 per mcf) and a 35% decrease in crude oil prices ($14.43 versus $22.04 per bbl). The Company also recorded a 34% reduction in oil production during the second quarter of 1998, primarily due to the sale of its Louisiana

                            I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Continued)

Austin Chalk production in November 1997. Average second quarter natural gas production volumes rose to 115 mmcf/d, from approximately 111 mmcf/d during the second quarter of last year. Dry hole, abandonment and geophysical expenses were up significantly during the second quarter and first half of fiscal 1998 because of the Company's more aggressive exploration program.

         During the second quarter, the Company completed two exploratory wells, one in east Texas and one in south Louisiana. In east Texas, the Company completed its first Cotton Valley Lime Pinnacle reef discovery in southeast Limestone County with a 25% working interest. The Marathon #1 Willis is producing at approximately 20 million cubic feet of gas per day and had first sales April 9, 1998. In Vermilion Parish in south Louisiana, the Company tested its #1 Anna Lou Cormier at a rate of 467 barrels of oil per day and 0.9 million cubic feet of gas per day in the Marg Howe formation. This was a secondary objective after drilling to the Bol Mex formation and finding it non-productive. In the second quarter of fiscal 1998, $1.7 million dry hole expense was recorded associated with the non-productive Bol Mex test. The Company operates the Anna Lou with a 75% working interest.

         Operating profit from the Company's Contract Drilling Division for both the second quarter and six month periods was up dramatically compared with last year, due to an increase in rig activity and a sharp increase in dayrates in both domestic and international operations. In the Company's U.S. offshore market, there has been a sharp increase in total active rig days compared with last year's first six months. The major reason for the increase is the addition of Company rigs on Shell's Ram/Powell Tension Leg Platform and Shell's Enchilada Platform, both of which began operations in the second half of last year. Total domestic drilling operating profit for the second quarter rose to $8,275,000, up 67% from last year's second quarter.

         International rig utilization increased to an average of 95% for the second quarter of this year, from 90% for the second quarter of last year. Operating profit from international operations increased to $14,803,000, up 66% from last year's second quarter.

         Although the Company's rig utilization and dayrate structure remained relatively stable during the second quarter, there has been a recent softening in both the domestic and international drilling markets. It is anticipated that operating profit from the Company's drilling division in the last six (6) months of fiscal 1998 could be 10% to 15% lower than the first six (6) months of this fiscal year due to lower rig utilization and downward pressure on dayrates. Any further reduction in oil prices or continued softening of dayrates could have a material affect on operating profit.

                            I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Continued)

         Impact of Year 2000 -
         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000.

         The Company has completed a Year 2000 assessment and is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. To date, the Year 2000 Project cost has been less than $400,000 and the Company estimates that the total cost associated with the Year 2000 Project will be less than $500,000.

         The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

Liquidity and Capital Resources

         Net cash provided by operating activities was $58,744,000 for the first six months of fiscal 1998, compared with $69,878,000 for the same period in 1997. Capital expenditures were $101,387,000 and $63,337,000 for the first six months of fiscal 1998 and 1997, respectively.

                            I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Continued)

         It is anticipated for fiscal 1998 that capital expenditures will approach $240 million, exceeding internally generated cash flows, and that the Company will borrow under its line of credit agreement or sell a portion of its investment portfolio to fund capital expenditures.

         In April and May of 1998, the Company sold a portion of its investment portfolio to fund expected capital expenditures in the current year. The Company sold 200,000 shares of Atwood Oceanics, 300,000 shares of Sun Company and 400,000 shares of Occidental Petroleum. The total gain on the sales was approximately $12 million, net of tax ($0.24 per share, diluted).

         There were no other significant changes in the Company's financial position since September 30, 1997.

                           PART II.  OTHER INFORMATION
                             HELMERICH & PAYNE, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 4, 1998, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: Hans Helmerich, 45,588,946 for, and 221,319 withheld; George S. Dotson, 45,599,769 for, and 210,496 withheld; and George A. Schaefer, 45,595,306 for, and 214,959 withheld. There were no broker non-votes nor other abstentions. The other Directors whose term of office as Director continued after the meeting are W. H. Helmerich, III, Glenn A. Cox, Edward B. Rust, Jr., John D. Zeglis, William L. Armstrong, and L. F. Rooney, III.

Item 6(b) Reports on Form 8-K

         For the three months ended March 31, 1998, there was one Form 8-K filed on January 8, 1998.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      MAY 14, 1998              /s/ DOUGLAS E. FEARS
      ----------------------        -----------------------------------------
                                    Douglas E. Fears, Chief Financial Officer



Date:     MAY 14, 1998              /s/ HANS C. HELMERICH
      ----------------------        -----------------------------------------
                                         Hans C. Helmerich, President

                               INDEX TO EXHIBITS




          Exhibit                 Description
          -------                 -----------

            27               Financial Data Schedule