Form 10-Q
period 1998-06-30
HELMERICH & PAYNE INC
filed 1998-08-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: JUNE 30, 1998

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
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ---    ---


           CLASS                                 OUTSTANDING AT JUNE 30, 1998
Common Stock, .10 par value                             50,298,982


                                                       TOTAL NUMBER OF PAGES  14

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES


                                      INDEX



PART  I.   FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
      June 30, 1998 and September 30, 1997 .........................     3

      Consolidated Condensed Statements of Income -
      Three Months and Nine Months Ended
      June 30, 1998 and 1997 .......................................     4

      Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended June 30, 1998 and 1997 .....................     5

      Consolidated Condensed Statement of Shareholders' Equity
      Nine Months Ended June 30, 1998 ..............................     6

      Notes to Consolidated Condensed Financial Statements .........  7, 8 & 9

      Revenues and Income by Business Segments .....................   10

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations ..........................11, 12 & 13

PART II.   OTHER INFORMATION .......................................   13

      Signature Page ...............................................   14

                          PART I FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                           (Unaudited)
                                                             June 30       September 30
                                                              1998             1997
                                                           -----------     ------------
ASSETS
Current Assets
      Cash and cash equivalents                            $    30,703      $    27,963
      Short-term investments                                     1,268            1,318
      Accounts receivable, net                                 120,602           98,697
      Inventories                                               23,248           19,639
      Prepaid expenses and other                                15,257           10,387
                                                           -----------      -----------
         Total Current Assets                                  191,078          158,004
                                                           -----------      -----------

Investments                                                    257,525          323,510
Property, Plant and Equipment, net                             635,479          539,025
Other Assets                                                    13,586           13,056
                                                           -----------      -----------
          Total Assets                                     $ 1,097,668      $ 1,033,595
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                     $    41,017      $    42,642
      Accrued liabilities                                       46,953           47,525
      Notes payable                                             29,000            5,000
                                                           -----------      -----------
          Total Current Liabilities                            116,970           95,167
                                                           -----------      -----------

Noncurrent Liabilities
      Deferred income taxes                                    126,455          141,331
      Other                                                     25,843           16,517
                                                           -----------      -----------
          Total Noncurrent Liabilities                         152,298          157,848
                                                           -----------      -----------

SHAREHOLDERS' EQUITY
      Common stock, $0.10 par value, 80,000,000 shares
       authorized, 53,528,952 shares issued                      5,353            5,353
      Preferred stock, no shares issued                             --               --
      Additional paid-in capital                                57,883           51,316
      Retained earnings                                        701,483          629,562
      Unearned compensation                                     (5,944)              --
      Net unrealized holding gains                              88,424          114,454
                                                           -----------      -----------
                                                               847,199          800,685
      Treasury stock - 3,229,970 and 3,500,698
       shares, respectively, at cost                           (18,799)         (20,105)
                                                           -----------      -----------
Total Shareholders' Equity                                     828,400          780,580
                                                           -----------      -----------

Total Liabilities and Shareholders' Equity                 $ 1,097,668      $ 1,033,595
                                                           ===========      ===========


See accompanying notes to financial statements.

                          PART I FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                Quarter Ended           Nine Months Ended
                                                   June 30                   June 30
                                              1998         1997         1998         1997
                                            --------     --------     --------     --------
REVENUES:
     Sales and other operating revenues     $153,902     $123,363     $438,836     $370,862
     Income from investments                  23,234        6,449       32,512        9,691
                                            --------     --------     --------     --------
                                             177,136      129,812      471,348      380,553
                                            --------     --------     --------     --------

COST AND EXPENSES:
     Operating costs                          91,976       67,265      249,848      201,572
     Depreciation, depletion and
      amortization                            21,195       18,740       59,032       51,591
     Dry holes and abandonments                1,967        1,102        9,273        4,074
     Taxes, other than income taxes            6,900        5,192       17,877       15,297
     General and administrative                2,406        1,946        8,801        7,150
     Interest                                    572          143          631          143
                                            --------     --------     --------     --------
                                             125,016       94,388      345,462      279,827
                                            --------     --------     --------     --------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                 52,120       35,424      125,886      100,726

INCOME TAX EXPENSE                            19,836       12,216       47,876       36,066

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                           1,577          440        4,353        1,531
                                            --------     --------     --------     --------

NET INCOME                                  $ 33,861     $ 23,648     $ 82,363     $ 66,191
                                            ========     ========     ========     ========

EARNINGS PER COMMON SHARE:
     Basic                                  $   0.68     $   0.47     $   1.65     $   1.33
     Diluted                                $   0.67     $   0.47     $   1.62     $   1.31

CASH DIVIDENDS (Note 2)                     $   0.07     $  0.065     $   0.21     $  0.195

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                    50,078       49,834       50,045       49,733
     Diluted                                  50,540       50,530       50,738       50,464

Certain amounts have been restated to reflect the effect of the two-for-one common stock split and distribution as discussed in Note 7. The accompanying notes are an integral part of these statements.

                          PART I FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Nine Months Ended
                                                            06/30/98      06/30/97
                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                $  82,363      $  66,191
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                 59,032         51,591
     Dry holes and abandonments                                9,273          4,074
     Equity in income of affiliate before income taxes        (7,021)        (2,470)
     Amortization of deferred compensation                       972            871
     Gain on sale of securities                              (27,650)        (4,631)
     Gain on sale of property, plant & equipment              (2,886)        (2,881)
     Other, net                                                  178            222
     Change in assets and liabilities-
         Accounts receivable                                 (21,905)       (12,498)
         Inventories                                          (3,609)        (1,682)
         Prepaid expenses and other                           (5,400)        (4,170)
         Account payable                                      (1,028)         4,968
         Accrued liabilities                                    (572)         1,203
         Deferred income taxes                                 1,078          5,527
         Other noncurrent liabilities                          9,326          4,199
                                                           ---------      ---------
         Total adjustments                                     9,788         44,323
                                                           ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     92,151        110,514
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs,           (177,239)      (101,445)
  Proceeds from sales of property, plant and equipment        14,452          5,774
  Purchase of investments                                        (52)          (901)
  Proceeds from sale of investments                           58,703          8,038
  Proceeds from sale of short-term investments                    50             --
                                                           ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                       (104,086)       (88,534)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                102,000         29,000
  Payments made on notes payable                             (78,000)       (30,000)
  Dividends paid                                             (10,297)        (9,733)
  Purchases of stock for treasury                               (273)            --
  Proceeds from exercise of stock options                      1,245          2,097
                                                           ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           14,675         (8,636)
                                                           ---------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                      2,740         13,344
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                27,963         16,892
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  30,703      $  30,236
                                                           =========      =========

                   HELMERICH & PAYNE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    (in thousands - except per share data)

                                                                         Net
                                       Common Stock                  Unrealized                                  Treasury Stock
                                     ----------------     Paid-In      Holding       Unearned     Retained     -------------------
                                     Shares    Amount     Capital       Gains      Compensation   Earnings      Shares     Amount
                                     ------    ------     -------    ----------    ------------   ---------    --------   --------
Balance, September 30, 1997          53,529   $   5,353   $  51,316   $ 114,454    $      --    $ 629,562        3,501    $ (20,105)

  Change in net unrealized
  holding gains, net of
  income taxes of ($15,954)              --          --          --     (26,030)          --           --           --           --

  Cash dividends
  ($0.21 per share)                      --          --          --          --           --      (10,567)          --           --

  Exercise of stock options              --          --         810          --           --           --         (103)         545

  Purchases of stock for treasury -      --          --          --          --           --                        12         (273)

  Stock, issued under
  Restricted Stock Award Plan            --          --       5,757          --       (6,791)          --         (180)       1,034

  Amortization of deferred
  compensation                           --          --          --          --          847          125           --           --

  Net income                             --          --          --          --           --       82,363           --           --
                                     ------   ---------   ---------   ---------    ---------    ---------        -----    ---------
Balance, June 30, 1998               53,529   $   5,353   $  57,883   $  88,424    $  (5,944)   $ 701,483        3,230    $ (18,799)
                                     ======   =========   =========   =========    =========    =========        =====    =========

See accompanying notes to financial statements.

                          PART I FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the nine months ended June 30, 1998, and June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The $.07 cash dividend declared in March, 1998, was paid June 1, 1998. On June 3, 1998, a cash dividend of $.07 per share was declared for shareholders of record on August 14, 1998, payable September 1, 1998.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $27,650,000 and $4,631,000 from gains on sales of available-for-sale securities during the first nine months of 1998 and 1997, respectively.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $33,393,000.

                                                 Gross       Gross       Est.
                                               Unrealized  Unrealized    Fair
                                        Cost     Gains       Losses     Value
                                        ----     -----       ------     -----
                                                     (in thousands)
         Equity Securities 06/30/98    $ 81,512  $145,600    $2,980   $224,132
         Equity Securities 09/30/97    $110,011  $184,708    $  104   $294,615

6. The Company maintains a line of credit agreement with certain banks which provides for maximum borrowing of $60,000,000 at adjustable interest rates. Under the agreement, $50,000,000 may be borrowed through May 1999, and $10,000,000 may be borrowed through May 2000.
         As of June 30, 1998, the Company had borrowed $29,000,000 at a rate of 6.01% and had letters of credit outstanding in the amount of $8,171,000, leaving $22,829,000 available. Under the line of credit agreement the Company must meet certain requirements regarding levels of debt, net worth and earnings.

         The Company has additional uncommitted lines of credit totaling $28,000,000 with banks to be used primarily for short-term borrowings and letters of credit. As of June 30, 1998, the Company had letters of credit outstanding in the amount of $1,347,222.

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

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", effective for financial statement reporting periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. The Company's primary EPS, as reported in prior periods, did not change after applying the method required in SFAS No. 128.

         Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per common share includes, in average common shares outstanding, employee stock options which are dilutive (462,461 shares and 667,887 shares for the third quarter and first nine months of fiscal 1998, respectively, and 670,443 shares and 692,824 shares for the same periods of fiscal
         1997)and non-vested restricted stock (zero shares and 25,172 shares for the third quarter and first nine months of fiscal 1998, respectively, and 25,710 shares and 38,664 shares for the same periods of fiscal
         1997).

8.       New Accounting Pronouncements -

         The Financial Accounting Standards Board has issued four new accounting standards, SFAS NO. 130, "Reporting Comprehensive Income", (SFAS 130), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131), SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits", (SFAS 132) and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133). SFAS 130, 131, and 132 are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income. While the Company does have certain comprehensive income items, this standard will not affect the Company's reported consolidated net income or cash flows. SFAS 131 establishes standards for reporting financial and descriptive information about a company's operating segments. Management is currently analyzing the impact of SFAS 131, but does not expect the standard to materially change its current reporting disclosures. SFAS 132 is a disclosure oriented standard and will not affect the Company's reported consolidated income or cash flows. SFAS 133 is effective for

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and the financial position of the Company.

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

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)

                                              FISCAL YEAR 1998                 Nine Mos.    Nine Mos.
                                    1st Qtr       2nd Qtr        3rd Qtr       06/30/98     06/30/97
                                   ---------     ---------      ---------     ---------     ---------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic       $  41,736     $  42,604      $  46,781     $ 131,121     $  97,928
  Contract Drilling-Internat'l        51,994        61,677         69,202       182,873       125,521
                                   ---------     ---------      ---------     ---------     ---------
    Total Contract Drilling
         Division                     93,730       104,281        115,983       313,994       223,449
                                   ---------     ---------      ---------     ---------     ---------

  Exploration and Production          32,171        22,230         22,296        76,697        87,641
  Natural Gas Marketing               16,056        12,099         12,890        41,045        53,002
                                   ---------     ---------      ---------     ---------     ---------
    Total Oil & Gas Division          48,227        34,329         35,186       117,742       140,643
                                   ---------     ---------      ---------     ---------     ---------

  Real Estate Division                 2,091         2,141          2,541         6,773         6,542
  Investments and other                7,775         1,638         23,426        32,839         9,919
                                   ---------     ---------      ---------     ---------     ---------

Total Revenues                     $ 151,823     $ 142,389      $ 177,136     $ 471,348     $ 380,553
                                   =========     =========      =========     =========     =========

OPERATING PROFIT:

  Contract Drilling-Domestic       $   9,371     $   8,275      $   9,363     $  27,009     $  15,967
  Contract Drilling-Internat'l        14,055        14,803         13,414        42,272        28,376
                                   ---------     ---------      ---------     ---------     ---------
    Total Contract Drilling
         Division                     23,426        23,078         22,777        69,281        44,343
                                   ---------     ---------      ---------     ---------     ---------

  Exploration and Production          14,859         6,636          7,299        28,794        48,862
  Natural Gas Marketing                  587           448            651         1,686         2,427
                                   ---------     ---------      ---------     ---------     ---------
    Total Oil & Gas Division          15,446         7,084          7,950        30,480        51,289
                                   ---------     ---------      ---------     ---------     ---------

  Real Estate Division                 1,308         1,412          1,723         4,443         4,409
                                   ---------     ---------      ---------     ---------     ---------
    Total Operating Profit            40,180        31,574         32,450       104,204       100,041
                                   ---------     ---------      ---------     ---------     ---------

OTHER                                  4,590        (2,578)        19,670        21,682           685
                                   ---------     ---------      ---------     ---------     ---------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE      $  44,770     $  28,996      $  52,120     $ 125,886     $ 100,726
                                   =========     =========      =========     =========     =========

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998

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

RESULTS OF OPERATIONS

         The Company reported net income of $33,861,000 ($0.67 per share on a diluted basis) from revenues of $177,136,000 for the third quarter ended June 30, 1998, compared with net income of $23,648,000 ($0.47 per share, diluted) from revenues of $129,812,000 for the third quarter of the prior fiscal year. Net income for the first nine months of fiscal 1998 totaled $82,363,000 ($1.62 per share, diluted) from revenues of $471,348,000, compared with net income of $66,191,000 ($1.31 per share, diluted) from revenues of $380,553,000 recorded for the same period last year.

         The Company's Exploration and Production Division reported operating profit of $7,299,000 and $28,794,000 for the third quarter and nine months ended June 30, 1998, respectively, compared with operating profit of $10,392,000 and $48,862,000 for the same periods in fiscal 1997.

         The nearly 30% decrease in the third quarter of 1998 operating profit compared with the third quarter of 1997 was primarily due to a 33% decrease in crude oil prices ($12.57 versus $18.85), and significantly higher geophysical and leasehold amortization expenses. The Company also had a 33% reduction in oil production (1,845 bbls/d versus 2,766 bbls/d) for the comparative third quarters of 1998 and 1997, due to the sale of its Louisiana Austin Chalk production in November, 1997.

         The 41% decrease in operating profit for the first nine months of 1998 compared with the first nine months of 1997 was primarily due to a 28% decrease in crude oil prices ($15.42 versus $21.45) and a 30% decrease in crude oil volumes (1,949 bbls/d versus 2,791 bbls/d). Also, significantly higher geophysical, lease amortization and dry hole expenses were incurred in fiscal 1998 compared with fiscal 1997.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Continued)

         Natural gas prices for the third quarter and first nine months of fiscal 1998 averaged $1.94 per mcf and $2.16 per mcf, respectively, compared with $1.77 per mcf and $2.30 per mcf in the same periods of 1997. Natural gas volumes for the third quarter and first nine months of fiscal 1998 averaged
112.7 mmcf/d and 115.2 mmcf/d, respectively, compared with 110.1 mmcf/d and
109.9 mmcf/d in the same periods of 1997.

         Operating profit from the Company's domestic drilling operations for the first nine months of fiscal 1998 and 1997 was $27,009,000 and $15,967,000, respectively. The significant increase was the result of additional rigs commencing operations in the last half of fiscal 1997 or in fiscal 1998, increased rig utilization (97% versus 87%) and increased day rates.

         Operating profit from the Company's domestic drilling operations was $9,363,000 in the third quarter of fiscal 1998, compared with $6,802,000 in the third quarter of fiscal 1997. Domestic land rig utilization fell to 95% for the third quarter, compared with 100% during last year's third quarter, while U.S. platform rig utilization rose to 98% this quarter, compared with 62% during last year's third quarter. Domestic earnings were aided by the addition of two new 1500 horsepower land rigs and Rig 204, the Company's new offshore platform rig which is being mobilized on Shell's Ursa Tension Leg Platform in the Gulf of Mexico. Although the Company expects to mobilize three more 1500 horsepower land rigs during the fourth quarter, the continued decline of domestic land rig dayrates is expected to dampen financial performance.

         Operating profit from the Company's international drilling operations for the first nine months of fiscal 1998 and 1997 was $42,272,000 and $28,376,000, respectively. The increase was the result of improved performance in Ecuador and Columbia and increased rig activity in Venezuela. Operating profit was $13,414,000 in the third quarter of fiscal 1998, compared with $12,551,000 in the third quarter of fiscal 1997, while revenues were $69,202,000 and $47,204,000 for the same periods, respectively. The most significant increase in revenues was in Venezuela due to performance-related billings on two rigs, offshore platform Rig 91, which commenced operations in the second quarter of fiscal 1998, and other rate increases related to new labor contracts. Bolivia and Ecuador also increased revenues because of additional rig activity.

         The increased revenues in the third quarter of fiscal 1998 were mostly offset by additional operating expenses in Venezuela and Bolivia and decreased rig utilization in Colombia. International rig utilization fell to 90% during the third quarter of fiscal 1998, compared with 92% during last year's third quarter. The Company's international rig activity has continued to decline, particularly in Venezuela where the government oil company has been significantly impacted by lower crude oil prices. The decline in activity will cause international operating profit to be significantly lower in the fourth quarter and will continue to negatively impact earnings into 1999.

IMPACT OF YEAR 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue").

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Continued)

         The Company has completed a Year 2000 assessment and is in the process of modifying or replacing portions of its software to enable its computer systems to function properly with respect to dates in the year 2000 and thereafter. To date, the year 2000 project cost has been less than $400,000 and the Company estimates that the total cost associated with the year 2000 project will be less than $500,000.

         The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not properly made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $92,151,000 for the first nine months of fiscal 1998, compared with $110,514,000 for the same period in 1997. Capital expenditures were $177,239,000 and $101,445,000 for the first nine months of fiscal 1998 and 1997, respectively.

         It is anticipated for fiscal 1998 that capital expenditures will approach $240 million, exceeding internally generated cash flows, and that the Company will borrow under its line of credit agreement and sell a portion of its investment portfolio to fund capital expenditures.

         In the third quarter of fiscal 1998, the Company sold a portion of its investment portfolio to fund expected capital expenditures in the current year. The Company sold 200,000 shares of Atwood Oceanics, 300,000 shares of Sun Company, 400,000 shares of Occidental Petroleum and 40,000 shares of BancOne. The total gain on the sales was approximately $13 million, net of tax ($0.26 per share, diluted). An additional 200,000 shares of BancOne were sold in July, 1998, with a gain on the sales of approximately $6 million, net of tax ($0.12 per share, diluted).

         The Company's Board of Directors, at its June 3, 1998, quarterly Board meeting, authorized the repurchase of up to 2,000,000 shares or approximately four percent (4%) of its common stock. The Company intends to periodically purchase shares in the open market or in private transactions. The repurchased shares will be held in treasury and used for general corporate purposes including use in the Company's benefit plans.

                           PART II. OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

         There were no other significant changes in the Company's financial position since September 30, 1997.


Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended June 30, 1998.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998                 /s/ DOUGLAS E. FEARS
     --------------------             -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer



Date: August 14, 1998                 /s/ HANS C. HELMERICH
     --------------------             -----------------------------------------
                                      Hans C. Helmerich, President

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER               DESCRIPTION
------               -----------

27.1           Financial Data Schedule