Form 10-K
period 1998-09-30
HELMERICH & PAYNE INC
filed 1998-12-28
CIK 46765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                     TO

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO  ___

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     At December 15, 1998, the aggregate market value of the voting stock held by non-affiliates was $832,621,361.00.

     Number of shares of common stock outstanding at December 15, 1998:
49,414,282.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1998 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 3, 1999 -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 10 THROUGH 18 IN REGISTRANT'S ANNUAL REPORT TO THE SHAREHOLDERS FOR FISCAL 1998 AND IN THE REMAINDER OF THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1998

                                     PART I

Item 1.  BUSINESS

         Helmerich & Payne, Inc. (the "Registrant"), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. Registrant is primarily engaged in the exploration, production, and sale of crude oil and natural gas and in contract drilling of oil and gas wells for others. These activities account for the major portion of its operating revenues. The Registrant is also engaged in the ownership, development, and operation of commercial real estate.

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

         Most of the Registrant's current exploration efforts are concentrated in Louisiana, Oklahoma, Texas, and the Hugoton Field of western Kansas. The Registrant also explores from time to time in the Rocky Mountain area, New Mexico, Alabama, Michigan, and Mississippi. Substantially all of the Registrant's gas production is sold to and resold by its marketing subsidiary. This subsidiary also purchases gas from unaffiliated third parties for resale.

         The Registrant's domestic contract drilling is conducted primarily in Oklahoma, Texas, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 1998 in five international locations: Venezuela, Ecuador, Colombia, Peru and Bolivia. In the first quarter of fiscal 1999, the Registrant operated two rigs in Argentina.

         The Registrant's real estate investments are located in Tulsa, Oklahoma, where the Registrant has its executive offices.

         CONTRACT DRILLING

         The Registrant believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Registrant specializes in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote international areas. For its international operations, the Registrant also constructs and operates rigs which are transportable by helicopter. In the United States, the Registrant draws its customers primarily from the major oil companies and the larger independents. The Registrant also drills for its own oil and gas division. In South America, the Registrant's current customers include the Venezuelan state petroleum company and major international oil companies.

         Petroleos de Venezuela, British Petroleum Company, P.L.C. and Shell Oil Co., including their affiliates, (respectively "PDVSA", "BP" and "Shell") are the Registrant's three largest contract drilling customers. PDVSA is the government-owned producing company in Venezuela. The Registrant performs drilling services for PDVSA only in Venezuela and performs drilling services for BP and Shell on a world-wide basis. While the Registrant believes that its relationship with each of these customers is good, the loss of any of these customers would have a material adverse effect on the drilling subsidiary and the Registrant. Revenues from drilling services performed for PDVSA, BP and Shell in fiscal 1998 accounted for approximately 16%, 15% and 10%, respectively, of the Registrant's consolidated revenues for the same period.

         The Registrant provides drilling rigs, equipment, personnel, and camps on a contract basis. These services are provided so that Registrant's customers may explore for and develop oil and gas from onshore areas and from fixed platforms in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. Conversely, a platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, Registrant operates self-moving minimum space platform drilling rigs and drilling rigs to be used on tension leg platforms. The minimum space rig is designed to be moved without the use of expensive derrick barges. The tension leg platform rig allows drilling operations to be conducted in much deeper water than traditional fixed platforms. A helicopter rig is one that can be disassembled into component part loads of approximately 4,000-20,000 pounds and transported to remote locations by helicopter, cargo plane, or other means.

         The Registrant's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers. A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in producing wells.

         The Registrant's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Registrant has previously performed contracts on a combination "footage" and "daywork" basis, under which the Registrant charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the

Registrant has previously accepted "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. Registrant has not accepted a "footage" or "turnkey" contract during fiscal 1998. The Registrant believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Registrant's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

         While current fixed term contracts are for one to three year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Registrant and the customer. In most instances contracts provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. See Regulations and Hazards, page I-8.

         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 1998, the Registrant had 44 (34 land rigs and 10 platform rigs) of its rigs operating in the United States and had management contracts for three operator-owned rigs.

         During 1998, construction was completed on four land drilling rigs and one helicopter transportable rig. These rigs were constructed for initial use in South America. Construction of six mobile land drilling rigs and one offshore tension leg platform rig (TLP) was completed during fiscal 1998. The six mobile land rigs are initially intended to be used in domestic operations and the TLP rig will perform drilling operations for a major oil company in the Gulf of Mexico.

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

         Venezuelan operations continue to be a significant part of the Registrant's operations. During fiscal 1998, the Registrant owned and operated 21 land drilling rigs and one platform rig in Venezuela with a utilization rate of 92% for such fiscal year. As previously noted, the Registrant worked for

PDVSA during fiscal 1998, and revenues from this work accounted for approximately 16% of the Registrant's consolidated revenues during the fiscal year.

         During the first quarter of fiscal 1999, Registrant's rig utilization rate in Venezuela has decreased to approximately 50%. At this time, the Registrant is unable to predict future fluctuations in its utilization rates during fiscal 1999.

         The Venezuelan government, in early 1996, permitted foreign exploration and production companies to acquire rights to explore for and produce oil and gas in Venezuela. Registrant has performed contract drilling services in Venezuela for five independent oil companies during fiscal 1998.

         The Registrant presently owns and operates ten drilling rigs in Colombia. The Registrant's utilization rate for such rigs was 93% during fiscal 1998. During fiscal 1998 the revenue generated by Colombian drilling operations contributed approximately 12.5% of the Registrant's consolidated revenues.

         In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 1998 owned and operated four rigs in Ecuador, one rig in Peru, and four rigs in Bolivia. During the first quarter of fiscal 1999, Registrant owned and operated one additional rig in Bolivia and two rigs in Argentina. In Ecuador, Peru, Bolivia and Argentina, the contracts are with large international oil companies.

         Drilling operations continued during 1998 on a joint venture platform rig in Australia. The rig is owned 50% by the Registrant and 50% by Registrant's equity affiliate, Atwood Oceanics, Inc.

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

         Regulations and Hazards

         The drilling operations of the Registrant are subject to the many hazards inherent in the business, including blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas.

         The Registrant believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering risks), workers compensation and employer's liability. No insurance is carried against loss of earnings or business interruption. The Registrant is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Registrant is generally indemnified under its drilling contracts from this risk. The Registrant's present insurance coverage has been secured through fiscal 1999. However, in view of conditions generally in the liability insurance industry, no assurance can be given that the Registrant's present coverage will not be cancelled during fiscal 1999 nor that insurance coverage will continue to be available at rates considered reasonable.

         International operations are subject to certain political, economic, and other uncertainties not encountered in domestic operations, including risks of expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Registrant's operations or on the ability of the Registrant to continue operations in certain areas. Because of the impact of local laws, the Registrant's future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Registrant holds only a minority interest, or pursuant to arrangements under which the Registrant conducts operations under contract to local entities. While the Registrant believes that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on the

Registrant's operations or revenues, there can be no assurance that the Registrant will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Registrant. The Registrant further attempts to minimize the potential impact of such risks by operating in more than one geographical area and by attempting to obtain indemnification from operators against expropriation, nationalization, and deprivation.

         During fiscal 1998, approximately 40% of the Registrant's consolidated revenues were generated from international contract drilling operations. Over 89% of the international revenues were from Venezuela, Colombia, and Ecuador. Exposure to potential losses from currency devaluation is minimal in the countries of Colombia and Ecuador. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

         In Venezuela, approximately 60% of the Registrant's invoice billings are in U.S. dollars and the other 40% are in the local currency, the bolivar. The Registrant is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances. In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the bolivar. In April of 1996, the bolivar was again devalued when the government decided to abolish its fixed rate policy and to allow a floating market exchange rate. During fiscal 1997, the Registrant experienced losses of approximately US$579,000 and in fiscal 1998 it experienced losses of US$2,204,000 as a result of the devaluation of the bolivar. Registrant is unable to predict with certainty future devaluation in Venezuela. However, considering the recent presidential election in Venezuela, there appears to be an increasing likelihood of significant devaluation. It is speculated that within the first six months of calendar 1999, the new Venezuelan president may devalue the bolivar by 25% or more. In the event a 25% to 50% devaluation occurs, the Registrant could experience potential currency valuation losses ranging from approximately US$1.5 million to US$2.7 million.

         During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in Registrant's loss of all or a portion of its assets and business in Venezuela.

         Many aspects of the Registrant's operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Registrant is indemnified under drilling contracts from pollution, except in certain cases of surface pollution. However, the enforceability of indemnification provisions in foreign countries may be questionable.

         The Registrant believes that it is in substantial compliance with all legislation and regulations affecting its operations in the drilling of oil and gas wells and in controlling the discharge of wastes. To date, compliance has not materially affected the capital expenditures, earnings, or competitive position of the Registrant, although these measures may add to the costs of operating drilling equipment in some instances. Additional legislation or regulation may reasonably be anticipated, and the effect thereof on operations cannot be predicted.

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

         Most of the Registrant's current exploration and drilling effort is concentrated in Oklahoma, Kansas, Texas, and Louisiana. The Registrant also explores from time to time in New Mexico, Alabama, Michigan, Mississippi, and the Rocky Mountain area.

         The Registrant's exploration and production division includes seven geographical exploitation teams comprised of geological, engineering, and land personnel. These personnel primarily develop in-house oil and gas prospects as well as review outside prospects and acquisitions for their respective geographical areas. The Registrant believes that this structure allows each team to gain greater expertise in its respective geographical area and reduces risk in the development of prospects. During fiscal 1998, two experienced geologists were hired. These geologists focus on developing and reviewing prospects in Louisiana and Texas Onshore Gulf Coast.

         Continued success in the Registrant's Mountain Front play has brought gas production to 42.9 BCF and 117 MMCF of gas per day for fiscal 1998. Since its discovery in May of 1996, the Rocky East Prospect has produced approximately
15.6 BCF gross, 12.1 BCF net to Registrant of gas and is currently producing approximately 13.5 MMCF gross, 10.8 MMCF net to Registrant of gas per day. The Kiowa Flats Field, which is twelve miles east of Rocky East Prospect, has produced approximately 14.4 BCF gross, 7.2 BCF net to Registrant and is currently producing approximately 55.6 MMCF gross, 31.0 MMCF net to Registrant of gas per day. Registrant's working interests in the Kiowa Flats Field range from 11% to 100% in all wells drilled. Approximately $12.4 million has been spent in the Kiowa Flats Field for drilling and completion of wells in fiscal 1998. Continued development of the Kiowa Flats Field is expected during 1999.

         During fiscal 1998, the Registrant participated in three large 3D seismic surveys. The Registrant owns 32% of a 77 square mile survey in southwestern Louisiana, 25% of a 94 square mile survey in southeast Texas, and 7% of a 63 square mile survey in east Texas. These surveys are in areas of significant hydrocarbon production. The Registrant anticipates that oil and gas prospects will be identified and drilled based on results from these surveys. In addition, the Registrant is in the process of conducting a 65 square mile survey in west Texas and is completing the purchase of a 33.33% working interest in three 3D surveys which will cover approximately 185 square miles in southeast Texas.

         After participating in the Louisiana Austin Chalk area since the early 1990's, the Registrant sold all of its oil and gas interests, together with related gathering and processing interests effective November 1, 1997. Although the Registrant did experience some successes in its exploration and development efforts, the profitability of Registrant's efforts were hampered by high finding costs as well as high lifting costs. The sales price of $10,600,000 was slightly higher than Registrant's book value. Book value reflects approximately $3.3 million of associated Austin Chalk drilling costs for the 1998 fiscal year. Approximately 600 barrels of oil per day and approximately 2,000 MCF of gas per day were associated with the Austin Chalk area during fiscal 1997.

         The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep expensive, high risk/high return wells. During fiscal 1998, the Registrant participated in 51 development and/or wildcat wells, which resulted in new discoveries of approximately 20.8 BCF of gas and 175,265 barrels of oil and condensate. The Registrant participated in 17 additional development wells, which resulted in the development of approximately 3.3 BCF of gas which was previously classified as proved undeveloped or proved developed nonproducing reserves. A total of $43,590,450 was spent in the Registrant's exploration and development program during fiscal 1998. This figure includes $6,039,470 of geophysical expense, but is exclusive of expenditures for acreage and acquisition of proved oil and gas reserves. The approximate four-fold increase in geophysical expense from fiscal 1997 to fiscal 1998 is primarily due to increased seismic and related expenses. The Registrant's total company-wide acquisition cost for acreage in fiscal 1998 was approximately $9 million.

         The Registrant spent $106,736 for the acquisition of proved oil and gas reserves during fiscal 1998. The reserves associated with these acquisitions were 188,269 MCF and 2,890 barrels of crude oil.

         In November of 1998, Registrant sold all of its oil and gas interests and related gathering facilities in its Southwest Mayfield, Oklahoma field. Approximately 28 wells and two salt water disposal wells were included in the sale. The sales price of approximately $5.6 million was approximately $4.5 million higher than Registrant's book value. The reserves associated with this sale were approximately 2.1 BCF and 292 barrels of crude oil. In addition to the Austin Chalk and Southwest Mayfield sales, Registrant sold certain miscellaneous properties for $346,627. The reserves associated with these sales were approximately 147,361 MCF of natural gas and 29,666 barrels of crude oil.

         The Registrant's fiscal 1999 exploration and production budget of approximately $64 million is 25% greater than its actual exploration and production expenditures in fiscal 1998.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and its subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells and development wells. The Registrant is of the opinion that the current state of approximate equilibrium between supply and demand will continue in the short term. During this short term equilibrium period, Registrant expects greater natural gas price volatility. This volatility will be caused in part by seasonal demands (both heating and cooling loads) and by more efficient use of gas storage. Registrant believes that the recent drop in natural gas prices is primarily due to unseasonably warm weather. Long term pricing will obviously react to these short term factors, as well as other causes affecting supply/demand. Other causes affecting supply/demand imbalances may be continued growth of the United States economy; consumption of natural gas for generation of electricity; federal regulation of the market; large quantities of developed gas reserves in Canada (and subsequent pipeline expansions) and Mexico available for export by pipelines to the United States; fuel switching between fuel oil and natural gas; development of coalbed methane; and development of large quantities of liquefied natural gas in Trinidad and Tobago and Africa available for export to the United States.

         Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of the best price in the area for crude oil production. During fiscal 1998, the price that Registrant received for the sale of its crude oil has steadily declined. Registrant's average per barrel crude oil sales price in fiscal 1998 for each of the first through fourth quarters was $18.50, $14.53, $12.89 and $12.25, respectively.

         Competition

         The Registrant competes with numerous other companies and individuals in the acquisition of oil and gas properties and the marketing of oil and gas. The Registrant believes that it should continue to prepare for increased exploration activity without committing to a definite drilling timetable. The Registrant also believes that competition for the acquisition of gas producing properties will continue. Considering the Registrant's conservative acquisition strategy, the Registrant believes that it may be unable to acquire significant proved developed producing reserves from third parties. The Registrant intends to continue its review of properties in areas where the Registrant has expertise. The Registrant's competitors include major oil companies, other independent oil companies, and individuals. Many of these competitors have financial resources, staffs, and facilities substantially larger than those of the Registrant. The effect of these competitive factors on the Registrant cannot be predicted with certainty.

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

         Commencing in April, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, Order 636-A, and Order 636-B (collectively, "Order 636") which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies. Although Order 636 has provided the Registrant with additional market access and more fairly applied transportation service rates, it has also subjected the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order 636 has been largely upheld by the United States Court of Appeals for the District of Columbia Circuit. Because further review of certain aspects of Order 636 is still possible and other appeals in individual pipeline proceedings and related dockets remain pending, it is difficult for the Registrant to predict what effect, if any, the ultimate outcome of these regulatory and judicial review proceedings will have on the FERC's open-access regulations or the Registrant's operations. The Registrant presently believes that it will benefit from the provisions of such Order.

         The FERC regularly reviews its natural gas transportation and related policies and regulations. In July, 1998, it issued proposed rules governing short term transportation which, among other matters, would eliminate cost-based regulation for such transportation, allow pipelines to negotiate rates and terms of service, and require the allocation of all short term pipeline capacity through a competitive auction process. In addition, the FERC has requested comments on certain issues related to its regulation of long term transportation. While any resulting FERC action would affect the Registrant only indirectly, these inquiries are intended to further enhance competition in the natural gas markets.

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

         In February, 1994, the KCC issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. As a consequence of this order, the Registrant has drilled 130 infill wells and believes that it will be necessary in fiscal 1999 to drill an additional 10 infill wells at a total estimated cost of $1,045,000.

         In September, 1997, the FERC ruled that ad valorem tax levied by the State of Kansas was not a severance tax within the meaning of Section 110 of the NGPA. Therefore, to the extent that first sellers collected revenues in excess of the maximum lawful price as a result of reimbursement of Kansas ad valorem taxes, then first sellers would be required to make refunds with interest for such excess revenues on tax bills rendered during the period October 4, 1983 through June 28, 1988. Based upon schedules provided to Registrant by certain interstate pipelines, the total reimbursement obligation of all working interest owners in Registrant-operated wells approximated $13 million as of November, 1997. During this period, Registrant estimated that its reimbursement obligation totaled approximately $6.7 million, being approximately $2.7 million of principal and $4.0 million of interest. Approximately 12.5% of such amount would be owed by Registrant's royalty owners.

         Neither the FERC nor Congress has provided the first sellers with any generic relief on this issue to date. However, the FERC did permit the filing of individual adjustment proceedings by each first seller. Registrant has filed such adjustment proceedings requesting that its ad valorem tax refund obligation be reduced. The FERC has not ruled in any of Registrant's adjustment proceedings.

         During the period February through July, 1998, Registrant paid, under protest, approximately $1,379,000 to four interstate pipelines as partial ad valorem tax reimbursement and escrowed approximately $6,370,000 pending the FERC's decision in Registrant's adjustment proceedings. The escrowed amount includes Registrant's share of the amount of reimbursement obligation allegedly owed by Registrant's royalty owners. The final outcome of this matter cannot be predicted at this time.

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

         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc., ("HPESI") continues into its tenth year of business with emphasis on the purchase and marketing of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression, gathering services and processing for a fee. During fiscal year 1998, HPESI's sales of third-party gas constituted approximately 8.4% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. Term gas sales contracts are for varied periods ranging from three months to seven years. However, recent contracts have tended toward shorter terms. The remainder of the Registrant's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 1999, HPESI's term gas sales contracts provide for the sale of approximately 6 BCF of gas at prices which are indexed to market prices. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-15 through I-23 regarding the market, competition, and regulation of natural gas.

         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (97% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (76% of which is currently leased). The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

         As a result of a confidential settlement of a lawsuit with a Utica Square Shopping Center tenant, approximately 30,000 square feet of retail space will be vacated during the second quarter of fiscal 1999. While the settlement resulted in a one-time payment to the tenant and certain forgiveness of rent and other charges, the Registrant believes it will receive increased rentals from new tenants.

         At the end of the 1998 fiscal year the Registrant owned 15 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Three condominium units were sold during fiscal 1998. Twelve of the Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to third parties during fiscal 1998. During fiscal 1998, Registrant leased approximately 29,000 square feet of office space in Tulsa and relocated Registrant's oil and gas division to such offices. The vacated space within Registrant's office building will be used to accommodate the growth of the remaining segments of its businesses.

         The Registrant is also engaged in the business of leasing multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 98%. The Registrant also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

         The Registrant received approximately $380,000 for its sale of certain rights of way and temporary easements to the Oklahoma Department of Transportation. These rights of way and temporary easements burden certain of Registrant's lands which are in or near to a high-growth area of southeast Tulsa known as Southpark. After the sale, Registrant owned approximately 253.5 acres in Southpark consisting of approximately 240.5 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has remained at 100%. The Registrant believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. However, no development plans are currently pending.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from 93% to 96% during fiscal 1998 due primarily to the addition of one new tenant. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 1998, occupancy has increased from 88% to 96% due to the addition of three new tenants.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 1998, occupancy increased from 86% to 100% due to the addition of one new tenant. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 1998, occupancy increased from 81% to 100% due to the expansion of an existing tenant.

         Registrant believes that there has been a recent increase in demand for multi-tenant warehouse space in the Tulsa market. Registrant is unable to determine how long this increase in demand will continue.

         Competition.

         The Registrant has numerous competitors in the multi-tenant leasing business. The size and financial capacity of these competitors range from one property sole proprietors to Fortune 500 companies. The primary competitive factors include price, location and configuration of space. Registrant's competitive position is enhanced by the location of its properties, its financial capability and the long-term ownership of its properties. However, many competitors have financial resources greater than Registrant and have more contemporary facilities.

         FINANCIAL

         Information relating to Revenue and Income by Business Segments may be found on page 9 of the Registrant's Annual Report to Shareholders for fiscal 1998, which is incorporated herein by reference.

         EMPLOYEES

         The Registrant had 1,946 employees within the United States (11 of which were part-time employees) and 1,394 employees in international operations as of September 30, 1998.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the Registrant's domestic drilling rigs as of September 30, 1998:

    Rig         Registrant's    Optimum Working     Present
Designation    Classification    Depth in Feet     Location
-----------    --------------    -------------     --------
    110           Medium Depth          12,000          Texas
    141           Medium Depth          14,000          Texas
    142           Medium Depth          14,000          Texas
    143           Medium Depth          14,000          Texas
    145           Medium Depth          14,000          Texas
    155           Medium Depth          14,000          Texas
    164           Medium Depth          16,000          Texas
    165           Medium Depth          16,000          Texas
    166           Medium Depth          16,000          Texas
    167           Medium Depth          16,000          Texas
    168           Medium Depth          16,000          Texas
    169           Medium Depth          16,000          Texas
     95           Medium Depth          16,000          Texas
     96           Medium Depth          16,000          Oklahoma
    104           Medium Depth          18,000          Offshore California
    108           Medium Depth          18,000          Gulf of Mexico
    118           Medium Depth          16,000          Texas
    119           Medium Depth          16,000          Texas
    120           Medium Depth          16,000          Texas
    147           Medium Depth          16,000          Texas
    154           Medium Depth          19,000          Texas
     79           Deep                  20,000          Louisiana
     80           Deep                  20,000          Oklahoma
     89           Deep                  20,000          Texas
     92           Deep                  20,000          Oklahoma
     94           Deep                  20,000          Texas
     98           Deep                  20,000          Oklahoma
    105           Deep                  30,000          Gulf of Mexico
    162           Deep                  20,000          Texas
    201           Deep                  30,000          Gulf of Mexico
    202           Deep                  30,000          Gulf of Mexico
    203           Deep                  20,000          Gulf of Mexico
    204           Deep                  30,000          Gulf of Mexico
     97           Deep                  26,000          Texas
     99           Deep                  26,000          Texas
    100           Deep                  30,000          Gulf of Mexico
    106           Deep                  30,000          Gulf of Mexico
    107           Deep                  30,000          Gulf of Mexico
    122           Deep                  26,000          Louisiana
    137           Deep                  26,000          Texas
    149           Deep                  26,000          Louisiana
    157           Deep                  30,000          Texas
     72           Very Deep             30,000          Louisiana
     73           Very Deep             30,000          Louisiana
    161           Very Deep             30,000          Louisiana
    163           Very Deep             30,000          Texas

         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                                   Years ended September 30,
                                             -------------------------------------
                                             1994    1995    1996    1997    1998
                                             -----   -----   -----   -----   -----
Number of rigs owned at end of
  period                                        47      41      41      38      46
Average rig utilization rate
  during period (1)                             69%     71%     82%     88%     95%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs as of September 30, 1998:

     Rig          Registrant's         Optimum Working      Present
 Designation     Classification         Depth in Feet       Location
 -----------     --------------         -------------      -----------

      14       Workover/drilling            6,000           Venezuela
      19       Workover/drilling            6,000           Venezuela
      20       Workover/drilling            6,000           Venezuela
     140       Medium Depth                10,000           Venezuela
     158       Medium Depth                10,000           Venezuela
     159       Medium Depth                12,000           Venezuela
     156       Medium Depth                12,000           Venezuela
     132       Medium Depth                18,000           Ecuador
     171       Medium Depth                16,000           Bolivia
     172       Medium Depth                16,000           Bolivia
     176       Medium Depth                18,000           Ecuador
      22       Deep (helicopter rig)       18,000           Peru
      23       Deep (helicopter rig)       18,000           Ecuador
      91       Deep (platform)             20,000           Venezuela
     121       Deep                        20,000           Colombia
     173       Deep                        20,000           Bolivia
     170       Deep (helicopter rig)       26,000           Venezuela
      45       Deep                        26,000           Venezuela
      82       Deep                        26,000           Venezuela
      83       Deep                        26,000           Venezuela
     117       Deep                        26,000           Venezuela
     123       Deep                        26,000           Bolivia
     138       Deep                        26,000           Ecuador
     148       Deep                        26,000           Venezuela
     160       Deep                        26,000           Venezuela
     113       Very Deep                   30,000           Venezuela
     115       Very Deep                   30,000           Venezuela
     116       Very Deep                   30,000           Venezuela
     125       Very Deep                   30,000           Colombia

     Rig           Registrant's         Optimum Working        Present
 Designation      Classification         Depth in Feet        Location
 -----------      --------------         -------------        --------


     127           Very Deep                30,000             Venezuela
     128           Very Deep                30,000             Venezuela
     129           Very Deep                30,000             Venezuela
     133           Very Deep                30,000             Colombia
     134           Very Deep                30,000             Colombia
     135           Very Deep                30,000             Colombia
     136           Very Deep                30,000             Colombia
     150           Very Deep                30,000             Venezuela
     151           Very Deep                30,000             Colombia
     152           Very Deep                30,000             Colombia
     153           Very Deep                30,000             Colombia
     174           Very Deep                30,000             Argentina
     175           Very Deep                30,000             Bolivia
     177           Very Deep                30,000             Argentina
     139           Super Deep               30,000+            Colombia

Joint Venture Rig:
     200           Deep                     20,000             JV w/Atwood Australia

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                                         Years ended September 30,
                                                 ---------------------------------------------
                                                 1994      1995      1996      1997      1998
                                                 -----     -----     -----     -----     -----
Number of rigs owned at end of
  period                                            29        35        36        39        44
Average rig utilization rate
  during period (1)                                 88%       84%       85%       91%       88%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are located within the continental United States.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the fiscal years 1996 through 1998 are shown below:

                                                               Average Sales         Average Lifting
                  Year              Net Barrels               Price per Barrel       Cost per Barrel
                  ----              -----------               ----------------       ---------------

                  1996                809,571                    $19.00                    $7.90
                  1997                985,633                    $20.77                    $6.98
                  1998                701,180                    $14.74                    $7.40

         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1996 through 1998 are as follows:


                                                               Average Sales         Average Lifting
                  Year              Net Barrels               Price per Barrel       Cost per Barrel
                  ----              -----------               ----------------       ---------------

                  1996                34,535,184                  $1.75                   $0.3292
                  1997                40,463,374                  $2.23                   $0.3213
                  1998                42,862,300                  $2.04                   $0.3110


         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1996, 1997, and 1998:

                           Exploratory Wells                   Development Wells
                   --------------------------------    --------------------------------
                     1996        1997        1998        1996        1997        1998
                   --------    --------    --------    --------    --------    --------
Productive           4.448       0.500       1.910      23.625      39.239      29.614
Dry                  5.250       8.459       2.900       2.000       1.136       1.310

         On September 30, 1998, the Registrant was in the process of drilling or completing four gross or 2.94 net wells.

         Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 1998, were as follows:

                              Developed Acreage           Undeveloped Acreage
                           ------------------------    ------------------------
                             Gross          Net         Gross           Net
                           ----------    ----------    ----------    ----------
Arkansas                     3,068.23      1,725.11          -0-           -0-
Colorado                         -0-           -0-         320.00        160.00
Kansas                     120,303.07     84,662.60     17,444.35     15,625.45
Louisiana                    1,567.79        899.84     10,876.31      3,877.51
Michigan                         -0-           -0-      15,206.16     15,130.88
Montana                      2,037.19        449.21      3,508.95        683.50
Nebraska                       480.00        168.00          -0-           -0-
Nevada                           -0-           -0-       8,224.04      8,223.85
New Mexico                   1,002.91         83.77        121.88         40.22
North Dakota                   200.00         11.52          -0-           -0-
Oklahoma                   136,296.85     52,335.83     27,338.61     17,104.33
Texas                       89,685.59     42,220.60    158,108.54     45,792.12
Wyoming                          -0-           -0-         440.00        105.59
                           ----------    ----------    ----------    ----------
         Total             354,641.63    182,556.48    241,588.84    106,743.45

         Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals. As shown in the above table, the Registrant has a significant portion of its undeveloped acreage in Texas, with five major prospects accounting for 39,700 net acres. The average minimum remaining term of leases in these five prospects is approximately 30 months.

         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 1998, were as follows:

                             Oil Wells       Gas Wells
                           -------------   -------------
                           Gross    Net    Gross    Net
                           -----   -----   -----   -----

                           3,452    176     956     436

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-12 through I-24 of
Item 1. BUSINESS, and pages 24 through 34 of the Registrant's Annual Report to Shareholders for fiscal 1998, "Notes to Consolidated Financial Statements" and "Note 14 Supplementary Financial Information for Oil and Gas Producing Activities."

         Estimates of oil and gas reserves, future net revenues, and present value of future net revenues were audited by Lee Keeling and Associates, Inc., 15 East 5th Street, Suite 3500, Tulsa, Oklahoma 74103. Total oil and gas reserve estimates do not differ by more than 5% from the total reserve estimates filed with any other federal authority or agency.

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-24 through I-27.

         STOCK

         As of December 15, 1998:

         The Registrant owned 312,546 shares of the common stock of SUNOCO, Inc. and 500,000 shares of Oryx Energy Company, Inc.

         The Registrant owned 3,000,000 shares of the common stock of Atwood Oceanics, Inc., a Houston, Texas based company engaged in offshore contract drilling. The Registrant's ownership of Atwood is approximately 22%.

         The Registrant owned 1,480,000 shares of the common stock of Schlumberger, Ltd.

         The Registrant owned 240,000 shares of the common stock of Phillips Petroleum Company, Inc.

         The Registrant owned 1,000,000 shares of the common stock of Occidental Petroleum Corporation, Inc.

         The Registrant owned 200,000 shares of the common stock of Banc One Corporation.

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

W. H. Helmerich, III, 75                   Director since 1949; Chairman of the Board
Chairman of the Board                      since 1960

Hans Helmerich, 40                         Director  since  1987; President and Chief
President                                  Executive Officer since 1989

George S. Dotson, 57                       Director since 1990; Vice President, Drilling,
Vice President                             since 1977 and President and Chief Operating
                                           Officer of Helmerich & Payne International
                                           Drilling Co. since 1977

Douglas E. Fears, 49                       Vice President, Finance, since 1988
Vice President

Steven R. Mackey, 47                       Secretary since 1990; Vice President and
Vice President and                         General Counsel since 1988
Secretary

Steven R. Shaw, 47                         Vice  President, Production, since 1985; Vice
Vice President                             President, Exploration and Production since
                                           1996

Gordon K. Helm, 45                         Chief Accounting Officer of the Registrant;
Controller                                 Controller since December 10, 1993

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The information provided in this Item 5 has been restated to reflect the Registrant's December 15, 1997, 2-for-1 common stock split.

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                                    1997                         1998
                            -------------------           ------------------
         Quarter            High            Low           High           Low
         -------            ----            ---           ----           ---
         First              27.56          21.94          44.97         31.06
         Second             27.44          21.00          33.19         24.56
         Third              29.63          21.81          33.25         21.56
         Fourth             40.00          29.47          24.38         16.25

         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                              Paid per Share            Total Payment
                           -------------------    -------------------------
                                  Fiscal                   Fiscal
                           -------------------    -------------------------
         Quarter            1997         1998        1997           1998
         -------           ------       ------    ----------     ----------
         First             $0.065       $0.065    $3,239,007     $3,256,874
         Second             0.065        0.070     3,239,892      3,519,195
         Third              0.065        0.070     3,242,952      3,521,332
         Fourth             0.065        0.070     3,248,275      3,504,269

         The Registrant paid a cash dividend of $0.070 per share on December 1, 1998, to shareholders of record on November 13, 1998. Payment of future dividends will depend on earnings and other factors.

         As of December 15, 1998, there were 1,465 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6. SELECTED FINANCIAL DATA

         The information provided in this Item 6 has been restated to reflect the Registrant's December 15, 1997, 2-for-1 common stock split.

                  Five-year Summary of Selected Financial Data

                          1994           1995           1996           1997           1998
                       ----------     ----------     ----------     ----------     ----------
Sales, operating,
and other revenues     $  310,152     $  306,721     $  393,255     $  517,859     $  636,640

Income from con-
tinuing operations         17,108          5,788         45,426         84,186        101,154

Income from con-
tinuing operations
per common share:
         Basic               0.35           0.12           0.92           1.69           2.03
         Diluted             0.35           0.12           0.91           1.67           2.00

Total assets              621,689        707,061        821,914      1,033,595      1,090,430

Long-term debt                -0-            -0-            -0-            -0-         50,000

Cash dividends
declared per
common share                0.245           0.25          0.255           0.26          0.275

         The Five-year Summary of Selected Financial Data described above excludes results of Natural Gas Odorizing, Inc. ("NGO") operations. Registrant, on August 30, 1996, sold its wholly-owned subsidiary, NGO, to Occidental Petroleum Corporation.

         The following Five-year Summary of Selected Financial Data includes only the results of NGO operations.

              Five-year Summary of Selected Financial Data for NGO

                           1994           1995           1996           1997            1998
                        ----------     ----------     ----------     ----------      ---------
Sales, operating,
and other revenues      $   18,849     $   19,055     $   19,540     $      -0-      $     -0-

Income from discon-
tinued operations            3,863          3,963          3,090            -0-            -0-

Income from discon-
tinued operations
per common share:
         Basic                0.08           0.08           0.06            -0-            -0-
         Diluted              0.08           0.08           0.06            -0-            -0-

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information required by this item may be found on pages 10 through 18, Management's Discussion & Analysis of Results of Operations, and Financial Condition in the Registrant's Annual Report to Shareholders for fiscal 1998, which is incorporated herein by reference.

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item may be found on the following pages of Management's Discussion & Analysis of Results of Operations, and Financial Condition in the Registrant's Annual Report to Shareholders for fiscal 1998, which is incorporated herein by reference:

         Market Risk                                             Page
         -----------                                             ----
         o  Foreign Currency Exchange Rate Risk                   12
         o  Commodity Price Risk                                  13
         o  Interest Rate Risk                                    17
         o  Equity Price Risk                                     18

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 19 through 34 in the Registrant's Annual Report to Shareholders for fiscal 1998, which is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 1999, to be filed with the Commission not later than 120 days after September 30, 1998. See pages I-35 through I-36 for information covering the Registrant's Executive Officers.

Item 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 1999, to be filed with the Commission not later than 120 days after September 30, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 1999, to be filed with the Commission not later than 120 days after September 30, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 1999, to be filed with the Commission not later than 120 days after September 30, 1998.


                                     III-1

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 1998.

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
                           Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference from Registrant's Annual Report on Form
                           10-K to the Securities and Exchange Commission for fiscal 1997.

-----------------------

 *  Compensatory Plan or Arrangement.

         *        10.13    Helmerich & Payne, Inc. Non-Employee Directors Stock
                           Compensation Plan is hereby incorporated by reference to Exhibit "B" of Registrant's Proxy Statement dated
                           January 27, 1997.

                  13. The Registrant's Annual Report to Shareholders for fiscal 1998.

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

HELMERICH & PAYNE, INC.



By /s/ HANS HELMERICH
   --------------------------------
   Hans Helmerich, President
   (Chief Executive Officer)
   Date:  December 18, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By /s/ WILLIAM L. ARMSTRONG              By /s/ GLENN A. COX
   --------------------------------         -----------------------------------
   William L. Armstrong, Director           Glenn A. Cox, Director
   Date:  December 18, 1998                 Date:  December 18, 1998

By /s/ GEORGE S. DOTSON                  By /s/ HANS HELMERICH
   --------------------------------         -----------------------------------
   George S. Dotson, Director               Hans Helmerich, Director and CEO
   Date:  December 18, 1998                 Date:  December 18, 1998

By /s/ W. H. HELMERICH, III              By /s/ L. F. ROONEY, III
   --------------------------------         -----------------------------------
   W. H. Helmerich, III, Director           L. F. Rooney, III, Director
   Date:  December 18, 1998                 Date:  December 18, 1998

By /s/ EDWARD B. RUST, JR.               By /s/ GEORGE A. SCHAEFER
   --------------------------------         -----------------------------------
   Edward B. Rust, Jr., Director            George A. Schaefer, Director
   Date:  December 18, 1998                 Date:  December 18, 1998

By /s/ JOHN D. ZEGLIS                    By /s/ DOUGLAS E. FEARS
   --------------------------------         -----------------------------------
   John D. Zeglis, Director                 Douglas E. Fears
   Date:  December 18, 1998                 (Principal Financial Officer)
                                            Date:  December 18, 1998

By /s/ GORDON K. HELM
   --------------------------------
   Gordon K. Helm, Controller
   (Principal Accounting Officer)
   Date:  December 18, 1998

                              INDEX TO EXHIBITS



EXHIBIT
  NO.             DESCRIPTION
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

* 10.12       Form of Restricted Stock Agreement for Helmerich & Payne, Inc.
              1996 Stock Incentive Plan is incorporated by reference from Registrant's Annual Report on Form 10-K to the Securities and
              Exchange Commission for fiscal 1997.

* 10.13       Helmerich & Payne, Inc. Non-Employee Directors Stock Compensation
              Plan is hereby incorporated by reference to Exhibit "B" of Registrant's Proxy Statement dated January 27, 1997.

  13.         The Registrant's Annual Report to Shareholders for fiscal 1998.

  22.         Subsidiaries of the Registrant.

  23.1        Consent of Independent Auditors.

  27.         Financial Data Schedule.

(b)      Report on Form 8-K

         None.

-----------------------

 *  Compensatory Plan or Arrangement.