Form 10-Q
period 1998-12-31
HELMERICH & PAYNE INC
filed 1999-02-16
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended: DECEMBER 31, 1998

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
                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----

           CLASS                             OUTSTANDING AT DECEMBER 31, 1998
Common Stock,  .10 par value                            49,416,682

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES


                                      INDEX



PART  I.   FINANCIAL INFORMATION


         Consolidated Condensed Balance Sheets -
         December 31, 1998 and September 30, 1998 . . . . . . . . .        3


         Consolidated Condensed Statements of Income -
         Three Months Ended December 31, 1998 and 1997. . . . . . .        4


         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended December 31, 1998 and 1997. . . . . . .        5

         Consolidated Condensed Statement of Shareholders' Equity
         Three Months Ended December 31, 1998 . . . . . . . . . . .        6


         Notes to Consolidated Condensed Financial Statements . . .     7, 8 & 9


         Revenues and Income by Business Segments . . . . . . . . .       10


         Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . .     11 - 16



PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . .          17


         Signature Page . . . . . . . . . . . . . . . . . . . . . .       17

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                                       (Unaudited)
                                                                       December 31      September 30
                                                                           1998              1998
                                                                      ------------      ------------
ASSETS
Current Assets
      Cash and cash equivalents                                       $     27,890      $     24,476
      Short-term investments                                                   244               262
      Accounts receivable, net                                             116,893           119,395
      Inventories                                                           26,982            25,401
      Prepaid expenses and other                                            25,924            14,811
                                                                      ------------      ------------
         Total Current Assets                                              197,933           184,345
                                                                      ------------      ------------


Investments                                                                199,141           200,400
Property, Plant and Equipment, net                                         709,721           692,371
Other Assets                                                                13,053            13,314
                                                                      ------------      ------------

Total Assets                                                          $  1,119,848      $  1,090,430
                                                                      ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                $     33,102      $     41,851
      Accrued liabilities                                                   40,603            38,833
      Notes payable                                                         73,500            44,800
                                                                      ------------      ------------
          Total Current Liabilities                                        147,205           125,484
                                                                      ------------      ------------

Noncurrent Liabilities
      Long-term notes payable                                               50,000            50,000
      Deferred income taxes                                                103,218           103,469
      Other                                                                 17,790            18,329
                                                                      ------------      ------------
          Total Noncurrent Liabilities                                     171,008           171,798
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY


      Common stock, par value $.10 per
       share                                                                 5,353             5,353
      Preferred stock, no shares issued                                         --                --
      Additional paid-in capital                                            59,250            59,004
      Retained earnings                                                    726,267           716,875
      Unearned compensation                                                 (5,549)           (5,605)
      Accumulated other comprehensive income                                53,178            54,689
                                                                      ------------      ------------
                                                                           838,499           830,316
      Less treasury stock, at cost                                          36,864            37,168
                                                                      ------------      ------------
          Total Shareholders' Equity                                       801,635           793,148
                                                                      ------------      ------------

Total Liabilities and Shareholders' Equity                            $  1,119,848      $  1,090,430
                                                                      ============      ============



See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                                             Three Months Ended
                                                                         12/31/98         12/31/97
                                                                      -----------------------------
REVENUES:
         Sales and other operating revenues                           $    142,518     $    144,112
         Income from investments                                             1,346            7,711
                                                                      ------------     ------------
                                                                           143,864          151,823
                                                                      ------------     ------------

COST AND EXPENSES:
         Operating costs                                                    86,614           76,490
         Depreciation, depletion and
          amortization                                                      23,999           18,651
         Dry holes and abandonments                                          1,759            4,137
         Taxes, other than income taxes                                      6,421            5,194
         General and administrative                                          3,590            2,556
         Interest                                                            1,602               25
                                                                      ------------     ------------
                                                                           123,985          107,053
                                                                      ------------     ------------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                                               19,879           44,770


INCOME TAX EXPENSE                                                           7,862           16,822


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                                           794            1,217
                                                                      ------------     ------------


NET INCOME                                                            $     12,811     $     29,165
                                                                      ============     ============


EARNINGS PER COMMON SHARE:
         Basic                                                        $       0.26     $       0.58
         Diluted                                                      $       0.26     $       0.57


CASH DIVIDENDS (Note 2)                                               $       0.07     $       0.07


AVERAGE COMMON SHARES OUTSTANDING:
         Basic                                                              49,182           50,006
         Diluted                                                            49,664           51,066



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                            Three Months Ended
                                                                         12/31/98         12/31/97
                                                                      ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                           $     12,811      $     29,165
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                               23,999            18,651
     Dry holes and abandonments                                              1,759             4,137
     Equity in income of affiliate before income taxes                      (1,281)           (1,963)
     Amortization of deferred compensation                                     386               209
     Gain on sale of securities                                               (116)           (6,015)
     Gain on sale of property, plant & equipment                            (4,957)             (526)
     Other, net                                                                287               348
     Change in assets and liabilities-
         Accounts receivable                                                 2,502           (13,782)
         Inventories                                                        (1,581)           (1,316)
         Prepaid expenses and other                                        (10,852)           (6,639)
         Accounts payable                                                   (8,749)              (32)
         Accrued liabilities                                                 1,770             1,023
         Deferred income taxes                                                 675             7,508
         Other noncurrent liabilities                                         (539)            1,416
                                                                      ------------      ------------
         Total adjustments                                                   3,303             3,019
                                                                      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   16,114            32,184
                                                                      ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                           (44,418)          (48,633)
  Proceeds from sales of property, plant and equipment                       6,248            10,756
  Purchase of investments                                                       (3)             (103)
  Proceeds from sale of investments                                             53            21,070
  Proceeds from sale of short-term investments                                  18                32
                                                                      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                      (38,102)          (16,878)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                               58,000            33,000
  Payments made on notes payable                                           (29,300)          (23,000)
  Dividends paid                                                            (3,458)           (3,524)
  Proceeds from exercise of stock options                                      160               669
                                                                      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   25,402             7,145
                                                                      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    3,414            22,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              24,476            27,963
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     27,890      $     50,414
                                                                      ============      ============

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)




                                                  Additional                                              Accumulated
                                    Common Stock   Paid-In    Unearned     Retained     Treasury Stock       Other
                                   -------------                                       ----------------- Comprehensive
                                   Shares Amount   Capital  Compensation   Earnings    Shares     Amount     Income        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998       53,529  $5,353   $59,004    $(5,605)     $716,875    4,146    $(37,168)    $ 54,689    $793,148

Comprehensive Income:

  Net Income                                                                 12,811                                        12,811
  Other comprehensive income,
   net of tax
  Unrealized losses on available-
   for-sale securities                                                                                         (1,511)     (1,511)
                                                                                                                          -------
Comprehensive income                                                                                                       11,300
                                                                                                                          -------

Cash dividends ($0.07 per share)                                             (3,460)                                       (3,460)
Exercise of Stock Options                              109                               (17)        152                      261
Stock issued under Restricted Stock
 Award Plan                                            137        (289)                  (17)        152
Amortization of deferred
 compensation                                                      345           41                                           386
                                  -----------------------------------------------------------------------------------------------

Balance, December 31, 1998        53,529  $5,353   $59,250    $(5,549)     $726,267    4,112    $(36,864)    $53,178     $801.635
                                  ===============================================================================================

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 1998, and December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

     2. The $.07 cash dividend declared in September, 1998, was paid December 1, 1998. On December 2, 1998, a cash dividend of $.07 per share was declared for shareholders of record on February 15, 1999, payable March 1, 1999.

     3.       Inventories consist of materials and supplies.

     4. Income from investments includes $116,000 and $6,015,000 from gains on sales of available-for-sale securities during the first quarter of fiscal years 1999 and 1998, respectively.

     5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $36,702,000.

                                                      Gross       Gross     Est.
                                                    Unrealized  Unrealized  Fair
                                             Cost     Gains       Losses   Value
                                            -------------------------------------
                  (in thousands)
              Equity Securities 12/31/98    $76,668  $94,199      $8,428  162,439
              Equity Securities 09/30/98    $76,770  $93,364      $5,156  164,978

     6. As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's unrealized gains or losses on available-for-sale securities to be included in other comprehensive income. Prior to adoption this item was reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

              The components of comprehensive income, net of related tax, for the three month periods ended December 31, 1998, and 1997, are as follows:

                                                             Fiscal         Fiscal
                                                              1998           1997
                                                             -------       -------
                 Net Income                                  $12,811       $29,165
                 Unrealized losses on securities              (1,511)       (6,064)
                                                             -------       -------
                 Comprehensive income                        $11,300       $23,101
                                                             =======       =======

              The only component of accumulated other comprehensive income is unrealized gains on available-for-sale securities.

     7. At December 31, 1998, the Company had committed bank lines of credit totaling $130 million; $20 million may be borrowed through February 1999, $50 million may be borrowed through May 1999, $10 million may be borrowed through May 2000, and $50 million may be borrowed through October 2003. Additionally, the Company had uncommitted credit facilities totaling $63 million. Collectively, the Company had $123.5 million in outstanding borrowings and outstanding letters of credit totaling $8.2 million against these lines at December 31, 1998. The average rate on the borrowings at December 31, 1998, was 5.6 percent.

              Concurrent with a $50 million borrowing under one of its committed facilities, the Company has entered into a 5-year, $50 million interest rate swap, which closely correlates with the terms and maturity of the facility. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5 year term of the note.

     8. Earnings per Share - Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

              A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                                     Three Months Ended
                   (in thousands)                                12-31-98          12-31-97
              -----------------------------------------------------------------------------
                 Basic weighted-average shares                     49,182            50,006
                 Effect of dilutive shares:
                   Stock options                                      472               984
                   Restricted stock                                    10                76
                                                                 --------           -------
                                                                      482             1,060
                                                                 --------           -------
                 Diluted weighted-average shares                   49,664            51,066
                                                                 ========           =======

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Restricted stock of 180,000 shares at a weighted-average price of $37.73 and options to purchase 919,000 shares of common stock at a weighted-average price of $32.40 were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

    9.   New Accounting Pronouncements -
         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
         133). SFAS 133 is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and the financial position of the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which is effective for fiscal years beginning after December 15, 1997, expands or modifies disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

         The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP)98-5, "Reporting on the Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs be expensed and that the effect of adopting the SOP be reported as the cumulative effect of a change in accounting principle. The effect of this SOP on the Company's results of operations and financial position is not expected to be material.

 10.     Restricted Stock Awards -
         In the first quarter of fiscal year 1999, the Company issued to certain employees 17,000 shares of treasury stock as restricted stock awards under the 1996 Stock Incentive Plan. The Company recognized unearned compensation of $289,000, which was the fair market value of the stock at the time of issuance. Treasury stock was reduced by the book value of the shares issued ($152,396) with the difference recognized as an increase in paid-in-capital. The unearned compensation is being amortized over a five-year period as compensation expense.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)



                                                                             Three Months Ended
                                                                       12/31/98               12/31/97
                                                                       --------               --------

SALES AND OTHER REVENUES:

         Contract Drilling-Domestic                                    $ 45,985                $ 41,736
         Contract Drilling-Internat'l                                    54,685                  51,994
                                                                       --------                --------
            Total Contract Drilling
             Division                                                   100,670                  93,730
                                                                       --------                --------

         Exploration and Production                                      26,428                  32,171
         Natural Gas Marketing                                           13,175                  16,056
                                                                       --------                --------
            Total Oil & Gas Division                                     39,603                  48,227
                                                                       --------                --------

         Real Estate Division                                             2,193                   2,091
         Investments and other                                            1,398                   7,775
                                                                       --------                --------

TOTAL REVENUES                                                         $143,864                $151,823
                                                                       ========                ========


OPERATING PROFIT:

         Contract Drilling-Domestic                                    $  7,664                $  9,371
         Contract Drilling-Internat'l                                     9,941                  14,055
                                                                       --------                --------
            Total Contract Drilling
             Division                                                    17,605                  23,426
                                                                       --------                --------

         Exploration and Production                                       4,505                  14,859
         Natural Gas Marketing                                              941                     587
                                                                       --------                --------
            Total Oil & Gas Division                                      5,446                  15,446
                                                                       --------                --------

         Real Estate Division                                             1,391                   1,308
                                                                       --------                --------
            Total Operating Profit                                       24,442                  40,180
                                                                       --------                --------


OTHER                                                                    (4,563)                  4,590
                                                                      ---------                --------


INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                                          $ 19,879                $ 44,770
                                                                       =========               ========

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1998

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

With the exception of historical information, the matters discussed in Management's Discussion & Analysis of Results of Operations and Financial Condition includes forward-looking statements. These forward-looking statements are based on various assumptions. The Company cautions that, while it believes such assumptions to be reasonable and makes them in good faith, assumed facts almost always vary from actual results. The differences between assumed facts and actual results can be material. The Company is including this cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

The Company reported net income of $12,811,000 ($0.26 per share on a diluted basis) from revenues of $143,864,000 for the first quarter ended December 31, 1998, compared with net income of $29,165,000 ($0.57 per share, diluted) from revenues of $151,823,000 for the first quarter of the prior fiscal year. Net income in the first quarter of fiscal 1998 included $3,675,000 ($0.07 per share, diluted) from the sale of investment securities.

The Company's Exploration and Production Division reported operating profit of $4,505,000 for the first quarter ended December 31, 1998, compared with operating profit of $14,859,000 for the same period in fiscal 1998. This significant decrease is the result of lower oil and gas revenues, increased exploration costs and increased depreciation and depletion, offset by decreased dry hole expense and a gain recorded from the sale of producing properties.

Oil and gas revenues decreased approximately 32% from the first quarter of fiscal 1998 to $21.6 million in the first quarter of fiscal 1999. Crude oil prices for the first quarter of fiscal 1999 averaged $10.95 per bbl, compared with $18.50 per bbl in the same period of 1998. Crude oil volumes were 1,951 bbls/d and 2,220 bbls/d for the first quarter of 1999 and 1998, respectively. Natural gas prices for the first quarter of fiscal 1999 averaged $1.79 per mcf, compared with $2.61 per mcf in the same period of 1998. Natural gas volumes for the first quarter of fiscal 1999 averaged 119.4 mmcf/d, compared with 117.1 mmcf/d in the same period of 1998. The first quarter of fiscal 1999 also included gains from the sale of producing properties of approximately $4.6 million.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1998
                                   (Continued)

Exploration costs, primarily geophysical charges, increased to $6.8 million in the first quarter of fiscal 1999, compared with $.9 million in the first quarter of fiscal 1998. Dry hole expense was $17,000 in first quarter of fiscal 1999, compared with $2,581,000 in the same period of fiscal 1998. Depreciation and depletion increased $1.3 million (21%) in the first quarter of fiscal 1999, compared with first quarter of fiscal 1998. A portion of the increase in depreciation and depletion was the recognition of an impairment charge of approximately $.7 million for proved exploration and production properties, which is included in depreciation, depletion and amortization expense.

Operating profit from the Company's domestic drilling operations for the first three months of fiscal 1999 and 1998 was $7,664,000 and $9,371,000, respectively. Domestic land rig activity averaged 85% for the first quarter of fiscal 1999, down from the 100% utilization experienced in the same period of fiscal 1998. Revenue days for land rigs were essentially the same as last year, while average dayrates were down approximately 7% from last year's first quarter. Continued softening of land dayrates and rig utilization are expected for the remainder of the fiscal year.

Domestic offshore platform rig activity was at 100% for the first quarter of both fiscal 1999 and 1998. Recent increases in offshore platform rig revenues and earnings from the Company's commencement of operations on Shell's Ursa Tension Leg Platform, together with fees earned from managing the construction of a large platform rig, should help offset declines in land rig revenues and earnings during the next three quarters.

Operating profit from the Company's international drilling operations for the first three months of fiscal 1999 and 1998 was $9,941,000 and $14,055,000, respectively. Revenues for the same periods were $54,685,000 and $51,994,000. Included in revenues and operating profit for the first quarter of fiscal 1999 were recently negotiated retroactive billings in Colombia and incentive payments in Venezuela, as well as revenues from Rig 91, which did not commence operations until late in the first quarter of fiscal 1998. During the second quarter, Rig 91 was moved from offshore Venezuela to the Company's domestic operations and will be working in the Gulf of Mexico for a major oil company.

Rig utilization in South America has fallen from 91% in the first quarter of fiscal 1998 to 65% in this year's first quarter. As volatility in dayrates and utilization continues, revenues and operating profit from international operations are expected to be lower in the next three quarters.

IMPACT OF YEAR 2000

Readers are cautioned that forward-looking statements contained in the following Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading: "Risk Factors and Forward-Looking Statements". This discussion shall constitute the Company's "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Act.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1998
                                   (Continued)

THE COMPANY'S STATE OF READINESS

The Company has undertaken various initiatives in an attempt to ensure that its hardware, software and equipment will function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology ("IT") systems, as well as those Non-Information Technology ("Non-IT") systems and equipment which include imbedded technology. IT systems include computer hardware and software, and other related systems. Non-IT systems include certain oil and gas drilling and production equipment, security systems and other miscellaneous systems. The Non-IT systems present the greatest compliance challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

The Company has formed a Year 2000 ("Y2K") Project team which is chaired by the Director of IT. The team includes IT staff, corporate staff and representatives from the Company's business units. The Company has organized its compliance efforts into a four-phase approach as follows:

Phase 1:            Identification  -  Identify  and  inventory   mission
                    critical components of Company operations and systems which may be affected.

Phase 2: Assessment - Determine which hardware, software and equipment must be modified, upgraded or replaced.

Phase 3: Remediation - Modify, upgrade or replace non-compliant hardware, software and equipment.

Phase 4: Testing - Fully test all IT systems which are material to the Company's operations. Selectively test those Non-IT systems and equipment which are material to the Company's operations.

For the purposes of the Y2K Project material items are those items the Company believes to have a risk involving safety of individuals, damage to the environment, material effect on revenues or material damage to property.

The following represents the status of the Company's IT and Non-IT Compliance
Project:

                                                               STATUS OF                         TARGET FOR
IT                                                            COMPLETION                         COMPLETION
--                                                            ----------                         ------------

o       Core accounting and operational                       Phases 1,2 & 3                     March 1999
         (mainframe) systems                                  Complete; 4 in
                                                              Progress

o       Human Resources & Payroll Systems                     Phases 1,2 & 3                     March 1999
                                                              Complete; 4 in
                                                              Progress.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1998
                                   (Continued)

                                                               STATUS OF                         TARGET FOR
IT                                                             COMPLETION                        COMPLETION
--                                                             ----------                        ----------
o        Network                                              Completed

o        Desktop Computer Hardware                            Phases 1 & 2                      March 1999
                                                              Complete; 3 in
                                                              Progress

o        Standard Company Desktop                             Phases 1 & 2                      March 1999
         Computer Software                                    Complete; 3 in
                                                              Progress

o        Business Unit User Software                          Phase 1 in                        September 1999
                                                              Progress

Non-IT
------

o        Systems and Equipment                                Phases 1 & 2 in                   September 1999
                                                              Progress

As reflected in the above table, the Company is in the process of identifying embedded technology and determining the extent to which such technology is Y2K compliant. As part of this process, the Company has mailed letters to its significant vendors and service providers to confirm that the products and services purchased from or by such entities are Y2K compliant. Also, the Company is in the process of obtaining information from significant customers regarding the extent to which Y2K issues may affect the amount of business the Company currently conducts with such customers. As of February 1, 1999, the Company had received responses from approximately 57% of such vendors and service providers. Approximately 86% of such vendors and service providers have provided written assurances that they expect to address their significant Y2K issues on a timely basis. A follow-up mailing to significant vendors and services providers that did not initially respond, or whose responses were deemed unsatisfactory, has been completed. As a result of these activities, the Company expects discussions will be conducted with the vendors or manufacturers of such mission critical equipment to determine the most effective solutions to Y2K compliance issues.

THE COST TO ADDRESS Y2K ISSUES

The Company believes that the cost of its Y2K Project should not exceed $1,000,000, including costs of employees working on the Y2K Project. Costs incurred for new software and hardware purchases are being capitalized, and other costs are being expensed as incurred. The costs relating to the Company's Y2K Project are paid from the Company's general funds. To date, the Company has incurred Y2K Project costs of approximately $600,000. This expenditure mainly relates to repair, upgrading or replacement of existing software and hardware, and solicitation and evaluation of information received from significant vendors, service providers, or customers. The $1,000,000 figure does not include the costs of independent Y2K consultants. The Company has not determined whether it will engage independent Y2K consultants. The cost of such consultants would not be material to the Company.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1998
                                   (Continued)

THE COMPANY'S CONTINGENCY PLAN

The Company is in the process of developing its contingency plans on a business unit and departmental basis. These plans are projected to be complete by May 31, 1999. These contingency plans will include, but will not be limited to: development of backup and recovery procedures for IT Systems; remediation of existing systems or equipment; installation of new systems or equipment; stockpiling of Y2K compliant goods and supplies; stockpiling old equipment which does not contain embedded technology; replacement of current services with temporary manual processes; finding non-technological alternatives or sources for information; or identification of alternative customers, suppliers or outsourcing subcontractors who stand ready to receive or provide critical goods, equipment and services. The Company has engaged a computer recovery services contractor as a potential source of alternative computer systems as part of its contingency plan.

THE RISKS OF THE COMPANY'S Y2K ISSUES

The Company is in the process of completing an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. The Company presently believes that the Y2K issue will not pose significant operational problems for the Company. However, if all significant Y2K issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Y2K issue will not materially and adversely impact the Company's results of operations, liquidity and financial condition or materially and adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the lack of Y2K compliance by other entities will not have a material and adverse impact on the Company's operations or financial condition.

The preceding Y2K disclosure is based upon certain forward-looking information including, but not limited to, the dates on which the Company believes that various phases of the Y2K Project will be completed. This forward-looking information is based on Management's good faith estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in Y2K issues, including the uncertainty of third party Y2K compliance, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with Y2K issues that may affect its operations and business, or expose it to third party liability.

                          PART I. FINANCIAL INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1998
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16,114,000 for the first quarter of fiscal 1999, compared with $32,184,000 for the same period in 1998. Capital expenditures were $44,418,000 and $48,633,000 for the first quarter of fiscal 1999 and 1998, respectively.

It is anticipated for fiscal 1999 that capital expenditures will approach $135 million, which is close to the Company's projected internally generated cash flows. The Company would, if necessary, borrow under its line of credit agreement to fund capital expenditures in excess of cash flows. The Company borrowed an additional $28,700,000 during the current quarter. The Company's indebtedness totaled $123,500,000 as of December 31, 1998, as described in Note 7 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company's financial position since September 30, 1998.

                           PART II. OTHER INFORMATION
                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES


Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1998.






                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:       FEBRUARY 16,     1999     /S/ DOUGLAS E. FEARS
      -----------------------         -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer




Date:       FEBRUARY 16,     1999     /S/ HANS C. HELMERICH
      -----------------------         -----------------------------------------
                                      Hans C. Helmerich, President

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  27                                    Financial Data Schedule