Form 10-Q
period 1999-03-31
HELMERICH & PAYNE INC
filed 1999-05-14
CIK 46765

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: MARCH 31, 1999

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

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES  X  NO
                                                      ---    ---

            CLASS                              OUTSTANDING AT MARCH 31, 1999
Common Stock,  .10 par value                             49,432,536

                                               TOTAL NUMBER OF PAGES   17
                                                                      ----

                            HELMERICH & PAYNE, INC.


                                     INDEX





PART  I.   FINANCIAL INFORMATION


         Consolidated Condensed Balance Sheets -
         March 31, 1999 and September 30, 1998. . . . . . . . . . .        3


         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         March 31, 1999 and 1998. . . . . . . . . . . . . . . . . .        4


         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended March 31, 1999 and 1998 . . . . . . . . .        5

         Consolidated Condensed Statement of Shareholders' Equity
         Six Months Ended March 31, 1999. . . . . . . . . . . . . .        6


         Notes to Consolidated Condensed Financial Statements . . .     7, 8 & 9


         Revenues and Income by Business Segments . . . . . . . . .       10


         Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . .     11 - 16



PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .       17


         Signature Page . . . . . . . . . . . . . . . . . . . . . .       17

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                       (Unaudited)
                                                         March 31           September 30
                                                          1999                   1998
                                                      -------------         -------------
ASSETS
Current Assets
      Cash and cash equivalents                       $      20,706         $      24,476
      Short-term investments                                    240                   262
      Accounts receivable, net                              112,442               119,395
      Inventories                                            26,489                25,401
      Prepaid expenses and other                             22,181                14,811
                                                      -------------         -------------
         Total Current Assets                               182,058               184,345
                                                      -------------         -------------


Investments                                                 217,197               200,400
Property, Plant and Equipment, net                          703,620               692,371
Other Assets                                                 12,840                13,314
                                                      -------------         -------------

Total Assets                                          $   1,115,715         $   1,090,430
                                                      =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                $      26,635         $      41,851
      Accrued liabilities                                    38,232                38,833
      Notes payable                                          59,500                44,800
                                                      -------------         -------------
          Total Current Liabilities                         124,367               125,484
                                                      -------------         -------------

Noncurrent Liabilities
      Long-term notes payable                                50,000                50,000
      Deferred income taxes                                 108,175               103,469
      Other                                                  16,290                18,329
                                                      -------------         -------------
          Total Noncurrent Liabilities                      174,465               171,798
                                                      -------------         -------------

SHAREHOLDERS' EQUITY


      Common stock, par value $.10 per
       share                                                  5,353                 5,353
      Preferred stock, no shares issued                          --                    --
      Additional paid-in capital                             59,323                59,004
      Retained earnings                                     730,200               716,875
      Unearned compensation                                  (5,195)               (5,605)
      Accumulated other comprehensive income                 63,924                54,689
                                                      -------------         -------------
                                                            853,605               830,316
      Less treasury stock, at cost                           36,722                37,168
                                                      -------------         -------------
          Total Shareholders' Equity                        816,883               793,148
                                                      -------------         -------------

Total Liabilities and Shareholders' Equity            $   1,115,715         $   1,090,430
                                                      =============         =============




See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands except per share data)


                                                          Quarter Ended              Six Months Ended
                                                             March 31                     March 31
                                                       1999           1998           1999           1998
                                                    ----------     ----------     ----------     ----------

REVENUES:
     Sales and other operating revenues             $  154,042     $  140,822     $  296,560     $  284,934
     Income from investments                             1,332          1,567          2,678          9,278
                                                    ----------     ----------     ----------     ----------
                                                       155,374        142,389     $  299,238        294,212
                                                    ----------     ----------     ----------     ----------

COST AND EXPENSES:
     Operating costs                                    96,291         81,382        182,905        157,872
     Depreciation, depletion and amortization           33,371         19,186         57,370         37,837
     Dry holes and abandonments                          2,134          3,169          3,893          7,306
     Taxes, other than income taxes                      6,654          5,783         13,075         10,977
     General and administrative                          4,527          3,839          8,117          6,395
     Interest                                            1,877             34          3,479             59
                                                    ----------     ----------     ----------     ----------
                                                       144,854        113,393        268,839        220,446
                                                    ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                           10,520         28,996         30,399         73,766


INCOME TAX EXPENSE                                       4,035         11,218         11,897         28,040


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                       867          1,559          1,661          2,776
                                                    ----------     ----------     ----------     ----------


NET INCOME                                          $    7,352     $   19,337     $   20,163     $   48,502
                                                    ==========     ==========     ==========     ==========

EARNINGS PER COMMON SHARE:
     Basic                                          $     0.15     $     0.39     $     0.41     $     0.97
     Diluted                                              0.15     $     0.38     $     0.41     $     0.95


CASH DIVIDENDS (Note 2)                             $     0.07     $     0.07     $     0.14     $     0.14


AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                              49,198         50,052         49,190         50,029
     Diluted                                            49,594         50,609         49,629         50,837



The accompanying notes are an integral part of these statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                                  Six Months Ended
                                                                              03/31/99        03/31/98
                                                                             --------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $   20,163      $   48,502
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization                                    57,370          37,837
     Dry holes and abandonments                                                   3,893           7,306
     Equity in income of affiliate before income taxes                           (2,679)         (4,477)
     Amortization of deferred compensation                                          781             591
     Gain on sale of securities                                                    (116)         (6,012)
     Gain on sale of property, plant & equipment                                 (5,735)         (1,446)
     Other, net                                                                     974             268
     Change in assets and liabilities-
         Accounts receivable                                                      6,953         (21,990)
         Inventories                                                             (1,088)         (2,516)
         Prepaid expenses and other                                              (6,896)         (4,500)
         Accounts payable                                                       (15,216)         (1,515)
         Accrued liabilities                                                       (601)         (8,067)
         Deferred income taxes                                                     (954)          3,345
         Other noncurrent liabilities                                            (2,039)         11,418
                                                                             ----------      ----------
         Total adjustments                                                       34,647          10,242
                                                                             ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        54,810          58,744
                                                                             ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                                (74,002)       (101,387)
  Proceeds from sales of property, plant and equipment                            7,195          11,999
  Purchase of investments                                                            (3)            (52)
  Proceeds from sale of investments                                                  53          21,070
  Proceeds from sale of short-term investments                                       22              40
                                                                             ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                           (66,735)        (68,330)
                                                                             ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                    69,000          71,000
  Payments made on notes payable                                                (54,300)        (48,000)
  Dividends paid                                                                 (6,920)         (6,776)
  Proceeds from exercise of stock options                                           375           1,038
                                                                             ----------      ----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                         8,155          17,262
                                                                             ----------      ----------


NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,770)          7,676
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   24,476          27,963
                                                                             ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   20,706      $   35,639
                                                                             ==========      ==========

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                    (in thousands - except per share data)





                                              Common Stock          Additional
                                             ----------------         Paid-In          Unearned
                                             Shares    Amount         Capital        Compensation
-------------------------------------------------------------------------------------------------

Balance, September 30, 1998                  53,529    $ 5,353       $59,004          $  (5,605)

Comprehensive Income:

     Net Income
     Other comprehensive income,
       net of tax
     Unrealized gains on available-
       for-sale securities

Comprehensive income


Cash dividends ($0.14 per share)
Exercise of Stock Options                                                182
Stock issued under Restricted Stock
     Award Plan                                                          137               (289)
Amortization of deferred compensation                                                       699
                                             ------    -------       -------          ---------
Balance, March 31, 1999                      53,529    $ 5,353       $59,323          $  (5,195)
                                             ======    =======       =======          =========



                                                                                 Accumulated
                                                            Treasury Stock           Other
                                             Retained       ----------------     Comprehensive
                                             Earnings       Shares    Amount         Income         Total
-----------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                  $ 716,875      4,146    $(37,168)       $54,689       $793,148

Comprehensive Income:

     Net Income                                 20,163                                               20,163
     Other comprehensive income,
       net of tax
     Unrealized gains on available-
       for-sale securities                                                             9,235          9,235
                                                                                                   --------
Comprehensive income                                                                                 29,398
                                                                                                   --------

Cash dividends ($0.14 per share)                (6,920)                                              (6,920)
Exercise of Stock Options                                     (33)        294                           476
Stock issued under Restricted Stock
     Award Plan                                               (17)        152
Amortization of deferred compensation               82                                                  781
                                             ---------      -----    --------        -------       --------
Balance, March 31, 1999                      $ 730,200      4,096    $(36,722)       $63,924       $816,883
                                             =========      =====    ========        =======       ========

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 1999, and March 31, 1998, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report on Form 10-K.

2. The $.07 cash dividend declared in December, 1998, was paid March 1, 1999. On March 3, 1999, a cash dividend of $.07 per share was declared for shareholders of record on May 15, 1999, payable June 1, 1999.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $116,000 and $6,012,000 from gains on sales of available-for-sale securities during the first six months of 1999 and 1998, respectively.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $38,100,000.


                                                  Gross      Gross     Est.
                                         Cost   Unrealized Unrealized  Fair
                                                  Gains      Losses    Value
                                                    (in thousands)
                                       -------------------------------------
         Equity Securities 03/31/99    $75,994   $109,729   $6,626  $179,097
         Equity Securities 09/30/98    $76,770   $ 93,364   $5,156  $164,978

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

6. Comprehensive Income - Comprehensive income, net of related tax, is as follows:

                                       Three Months Ended       Six Months Ended
                                            March 31                March 31
                                        1999        1998        1999         1998
                                      ---------------------------------------------

         Net Income                   $   7,352   $  19,337   $  20,163   $  48,502
         Unrealized gains(losses)
            on available-for-sale
            securities                   10,746         816       9,235      (5,248)
                                      ---------   ---------   ---------   ---------
         Comprehensive Income         $  18,098   $  20,153   $  29,398   $  43,254
                                      =========   =========   =========   =========

7. Notes payable and Long-term Debt - At March 31, 1999, the Company had committed bank lines of credit totaling $110 million; $110 million may be borrowed through May 1999, $60 million may be borrowed through May 2000, and $50 million may be borrowed through October 2003. Additionally, the Company had uncommitted credit facilities totaling $63 million. Collectively, the Company had $109.5 million in outstanding borrowings and outstanding letters of credit totaling $8.2 million at March 31, 1999. The average rate on the borrowings at March 31, 1999, was 5.3 percent, including the estimated effect of an interest rate swap described below.

         Concurrent with a $50 million borrowing under one of its committed facilities, the Company has entered into a 5-year, $50 million interest rate swap, which closely correlates with the terms and maturity of the facility. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5 year term of the note.

         The Company will not renew a $50 million committed facility that expires in May 1999. The Company is in the process of increasing existing bank lines and adding new bank lines, and anticipates that it will fully replace the $50 million expiring facility.

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

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


                                           Three Months Ended       Six Months Ended
                                                 March 31              March 31
              (in thousands)                 1999       1998       1999       1998
         ---------------------------------------------------------------------------
         Basic weighted-average shares       49,198     50,052     49,190     50,029
         Effect of dilutive shares:
               Stock options                    382        557        427        770
               Restricted stock                  14         --         12         38
                                           --------   --------   --------   --------
                                                396        557        439        808
                                           --------   --------   --------   --------
         Diluted weighted-average
               shares                        49,594     50,609     49,629     50,837
                                           ========   ========   ========   ========

         Restricted stock of 180,000 shares at a weighted-average price of $37.73 and options to purchase 919,000 shares of common stock at a weighted-average price of $32.40 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

9.       New Accounting Pronouncements -
         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS
         133) which is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the results of operations and the financial position of the Company.

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

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                  (UNAUDITED)
                                 (in thousands)

                                                            Fiscal Year 1999                             FY 1998
                                            1st Qtr             2nd Qtr             Six Mos.             Six Mos.
                                           --------------------------------------------------          ----------

SALES AND OTHER REVENUES:

  Contract Drilling-Domestic               $   45,985          $   72,150          $  118,135          $   84,340
  Contract Drilling-International              54,685              49,853             104,538             113,671
                                           ----------          ----------          ----------          ----------
    Total Contract Drilling Div               100,670             122,003             222,673             198,011
                                           ----------          ----------          ----------          ----------

  Exploration and Production                   26,428              18,849              45,277              54,401
  Natural Gas Marketing                        13,175              11,481              24,656              28,155
                                           ----------          ----------          ----------          ----------
    Total Oil & Gas Division                   39,603              30,330              69,933              82,556
                                           ----------          ----------          ----------          ----------

  Real Estate Division                          2,193               2,095               4,288               4,232
  Investment and Other                          1,398                 946               2,344               9,413
                                           ----------          ----------          ----------          ----------

Total Revenues                             $  143,864          $  155,374          $  299,238          $  294,212
                                           ==========          ==========          ==========          ==========

OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic               $    7,664          $   11,704          $   19,368          $   17,646
  Contract Drilling-International               9,941               9,082              19,023              28,858
                                           ----------          ----------          ----------          ----------
    Total Contract Drilling Div                17,605              20,786              38,391              46,504
                                           ----------          ----------          ----------          ----------

  Exploration and Production                    4,505              (6,270)             (1,765)             21,495
  Natural Gas Marketing                           941               1,039               1,980               1,035
                                           ----------          ----------          ----------          ----------
    Total Oil & Gas Division                    5,446              (5,231)                215              22,530
                                           ----------          ----------          ----------          ----------

  Real Estate Division                          1,391               1,270               2,661               2,720
                                           ----------          ----------          ----------          ----------
    Total Operating Profit                     24,442              16,825              41,267              71,754
                                           ----------          ----------          ----------          ----------

OTHER                                          (4,563)             (6,305)            (10,868)              2,012


INCOME BEFORE INCOME TAXES AND
                                           ----------          ----------          ----------          ----------
EQUITY IN INCOME OF AFFILIATE              $   19,879          $   10,520          $   30,399          $   73,766
                                           ==========          ==========          ==========          ==========




See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999

RISK FACTORS AND FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 1998 Annual Report on Form 10-K and the condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS
The Company reported net income of $7,352,000 ($0.15 per share)from revenues of $155,374,000 for the second quarter ended March 31, 1999, compared with net income of $19,337,000 ($0.38 per share) from revenues of $142,389,000 for the second quarter of the prior fiscal year. Net income for the first six months of this fiscal year totaled $20,163,000 ($0.41 per share) from revenues of $299,238,000, compared with net income of $48,502,000 ($0.95 per share) from revenues of $294,212,000 recorded for the same period last year. The first six months of last year included $3,673,000 ($0.07 per share) from the sale of investment securities.

The Company's Exploration and Production Division reported an operating loss of $6,270,000 and $1,765,000 for the second quarter and six months ended March 31, 1999, respectively, compared with an operating profit of $6,636,000 and $21,495,000, respectively, for the same periods in fiscal 1998.

The decrease in operating profit for the second quarter of fiscal 1999, compared with the same quarter of fiscal 1998, is primarily the result of lower oil and gas revenues, increased operating expense and increased depreciation and depletion offset by decreased dryhole costs.

Oil and gas revenues were $18,767,000 and $40,374,000 in the second quarter and first six months of fiscal 1999, respectively, compared with $22,068,000 and $53,906,000 for the same periods of fiscal 1998, with significantly lower gas prices being the main reason for the decrease in revenues. Crude oil prices for the second quarter and first six months of fiscal 1999 averaged $11.40 per bbl and $11.14 per bbl, respectively, compared with $14.53 per bbl and $16.76

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999
                                  (Continued)

per bbl in the same periods of 1998. Crude oil volumes for the same periods averaged 1,558 bbls/d and 1,757 bbls/d for 1999, and 1,776 bbls/d and 2,000 bbls/d for 1998. Natural gas prices for the second quarter and first six months of fiscal 1999 averaged $1.49 per mcf and $1.64 per mcf, respectively, compared with $1.89 per mcf and $2.25 per mcf in the the same periods of 1998. Natural gas volumes for the second quarter and first six months of fiscal 1999 averaged
126.5 mmcf/d and 122.9 mmcf/d, respectively, compared with 115.6 mmcf/d and
116.4 mmcf/d in the same periods of 1998.

Depreciation and depletion increased $10.2 million in the second quarter of fiscal 1999, compared with the second quarter of fiscal 1998. The increase included an impairment charge of $8.9 million in connection with the drilling and completion of a pinnacle reef well with reserve values significantly below its carrying cost. The impairment charge reduced second quarter after-tax earnings by approximately $0.ll per share. Dryhole expense was $5,000 in the second quarter of fiscal 1999, compared with $1,941,000 in the same period of fiscal 1998. Dryhole expense for the first six months of fiscal 1999 and 1998 was $22,000 and $4,522,000, respectively.

Operating profits from the Company's domestic drilling operations for the second quarter of fiscal 1999 and 1998 were $11,704,000 and $8,275,000, respectively. Although fundamentals in the drilling industry have continued to deteriorate, second quarter domestic results were helped by increased earnings from offshore platform rig operations, including a full quarter of income from Rig 204, the transfer of Rig 91 from offshore Venezuela to U.S. operations, and an increase in offshore labor contract income. Domestic results also included $25,250,000 of revenue and $1,850,000 of operating profit from the Jade offshore construction project in the second quarter.

During the second quarter, U.S. land rig utilization dropped to 74%, from 85% during the first quarter of this year, and 96% during the second quarter of 1998. Revenue days and average dayrates for land rigs were down approximately 10% from last year's second quarter. Continued softening of land dayrates and rig utilization are expected for the remainder of the fiscal year.

Operating profits from the Company's international drilling operations for the second quarter of fiscal 1999 and 1998 were $9,082,000 and $14,803,000, respectively. Revenues for the same periods were $49,853,000 and $61,677,000. The Company's international rig utilization fell to 56%, compared with 65% during the first quarter of this year, and 95% during last year's second quarter. With international rig utilization and dayrates continuing to decline, especially in Venezuela and Colombia, third quarter international operating income is projected to be less than half that of the second quarter. It is also likely that fourth quarter operating income could decline even further.

YEAR 2000 COMPLIANCE

THE COMPANY'S STATE OF READINESS

The following information shall constitute the Company's "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information Readiness Act.

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999
                                  (Continued)

The Company has undertaken various initiatives in an attempt to ensure that its hardware, software and equipment will function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology ("IT") systems, as well as those Non-Information Technology ("Non-IT") systems and equipment which include embedded technology. IT systems include computer hardware and software, and other related systems. Non-IT systems include certain oil and gas drilling and production equipment, security systems and other miscellaneous systems. The Non-IT systems present the greatest compliance challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

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

The following represents the status of the Company's IT and Non-IT Compliance
Project:

                                                        STATUS OF               TARGET FOR
                                                       COMPLETION               COMPLETION
                                                       ----------               ----------
IT
--

o        Core accounting and operational             Phases 1,2,3               Completed
         (mainframe) systems                         & 4 Completed

o        Human Resources & Payroll Systems           Phases 1,2,3               Completed
                                                     & 4 Completed

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999
                                  (Continued)

                                                        STATUS OF               TARGET FOR
                                                       COMPLETION               COMPLETION
                                                       ----------               ----------
IT
--

o        Network                                     Completed                  Completed

o        Desktop Computer Hardware                   Phases 1,2 & 3             July 31, 1999
                                                     completed for North
                                                     America; Phases 1 & 2
                                                     completed and Phase 3
                                                     in progress for South
                                                     America

o        Standard Company Desktop                    Phases 1,2 & 3             July 31, 1999
         Computer Software                           completed for North
                                                     America; Phases 1 & 2
                                                     completed and Phase 3
                                                     in progress for South
                                                     America

o        Business Unit User Software                 Phase 1 completed;         September 30,
                                                     Phases 2 & 3 in            1999
                                                     progress; Phase 4
                                                     being planned
Non-IT
------

o        Systems and Equipment                       Phase 1 completed;         September 30,
                                                     Phases 2 & 3 in            1999
                                                     progress; Phase 4
                                                     being planned


As reflected in the above table, the Company is in the process of assessing embedded technology and determining the extent to which such technology is Y2K compliant. As part of this process, the Company has mailed letters to its significant vendors and service providers to confirm that the products and services purchased from or by such entities are Y2K compliant. Also, the Company is in the process of obtaining information from significant customers regarding the extent to which Y2K issues may affect the amount of business the Company currently conducts with such customers. As of May 1, 1999, the Company had received responses from approximately 66% of such vendors and service providers. A follow-up mailing to significant vendors and services providers that did not initially respond, or whose responses were deemed unsatisfactory, has been completed as well as a second follow-up for the non-responders. As a result of these activities, the Company is conducting discussions with the vendors or manufacturers of such mission critical equipment to determine the most effective solutions to Y2K compliance issues.

THE COST TO ADDRESS Y2K ISSUES
The Company believes that the cost of its Y2K Project should not exceed $1,000,000, including costs of employees working on the Y2K Project. Costs incurred for new software and hardware purchases are being capitalized, and other costs are being expensed as incurred. The costs relating to the Company's Y2K

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999
                                  (Continued)

Project are paid from the Company's general funds. To date, the Company has incurred Y2K Project costs of approximately $800,000. This expenditure mainly relates to repair, upgrading or replacement of existing software and hardware, and solicitation and evaluation of information received from significant vendors, service providers, or customers. The $1,000,000 figure includes the costs of independent consultants engaged to review selected Y2K issues.

THE COMPANY'S CONTINGENCY PLAN
The Company is in the process of developing its contingency plans on a business unit and departmental basis. These plans are projected to be completed by July 31, 1999. These contingency plans will include, but not be limited to: development of backup and recovery procedures for IT Systems; remediation of existing systems or equipment; installation of new systems or equipment; stockpiling of Y2K compliant goods and supplies; stockpiling old equipment which does not contain embedded technology; replacement of current services with temporary manual processes; finding non-technological alternatives or sources for information; or identification of alternative customers, suppliers or outsourcing subcontractors who stand ready to receive or provide critical goods, equipment and services. The Company has engaged a computer recovery services contractor as a potential source of alternative computer systems as part of its contingency plan.

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

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999
                                  (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $54,810,000 for the first six months of fiscal 1999, compared with $58,744,000 for the same period in 1998. Capital expenditures were $74,002,000 and $101,387,000 for the first six months of fiscal 1999 and 1998, respectively.

It is anticipated for fiscal 1999 that capital expenditures will approach $135 million, which is less than the Company's projected internally generated cash flow. The Company would, if necessary, borrow under its line of credit agreement to fund capital expenditures in excess of cash flows. The Company reduced borrowings by $14,000,000 during the current quarter. The Company's indebtedness totaled $109,500,000 as of March 31, 1999, as described in Note 7 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company's financial position since September 30, 1998.





                           PART II. OTHER INFORMATION
                            HELMERICH & PAYNE, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 3, 1999, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: William L. Armstrong, 45,285,451 for and 256,367 shares withheld; L. F. Rooney, III, 45,287,351 for and 254,467 shares withheld; and John D. Zeglis, 45,277,983 for and 263,835 shares withheld. There were no broker non-votes nor other abstentions. The other Directors whose term of office as Director continued after the meeting are W. H. Helmerich, III, Glenn
A. Cox, Edward B. Rust, Jr., Hans Helmerich, George S. Dotson and George A. Schaefer.

Item 6(b) Reports on Form 8-K

         There were no reports on Form 8K for the three months ended March 31, 1999.

                           PART II. OTHER INFORMATION
                            HELMERICH & PAYNE, INC.





                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:       MAY 14,          1999     /s/ DOUGLAS E FEARS
      -----------------------         -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer




Date:       MAY 14,          1999     /s/ HANS C. HELMERICH
      -----------------------         -----------------------------------------
                                      Hans C. Helmerich, President

                               INEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

    27                         Financial Data Schedule