Form 10-Q
period 1999-06-30
HELMERICH & PAYNE INC
filed 1999-08-13
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: JUNE 30, 1999

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


           CLASS                                   OUTSTANDING AT JUNE 30, 1999
Common Stock,  .10 par value                                 49,497,299
                                                             ----------


                                                       TOTAL NUMBER OF PAGES 18

                             HELMERICH & PAYNE, INC.


                                      INDEX


PART  I.   FINANCIAL INFORMATION


         Consolidated Condensed Balance Sheets -
         June 30, 1999 and September 30, 1998 . . . . . . . . . . .       3


         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . .       4


         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended June 30, 1999 and 1998 . . . . . . . . .       5


         Consolidated Condensed Statement of Shareholders' Equity
         Nine Months Ended June 30, 1999. . . . . . . . . . . . . .       6


         Notes to Consolidated Condensed Financial Statements . . .   7, 8 & 9


         Revenues and Income by Business Segments . . . . . . . . .      10


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .   11 - 17

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .     18

         Signature Page . . . . . . . . . . . . . . . . . . . . . .      18

                          PART I FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                 (Unaudited)
                                                   June 30         September 30
                                                     1999              1998
                                                 ------------      ------------
ASSETS
Current Assets
      Cash and cash equivalents                  $     27,055      $     24,476
      Short-term investments                              303               262
      Accounts receivable, net                         98,338           119,395
      Inventories                                      26,463            25,401
      Prepaid expenses and other                       22,382            14,811
                                                 ------------      ------------
         Total Current Assets                         174,541           184,345
                                                 ------------      ------------

Investments                                           237,728           200,400
Property, Plant and Equipment, net                    693,556           692,371
Other Assets                                           12,569            13,314
                                                 ------------      ------------
          Total Assets                           $  1,118,394      $  1,090,430
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                           $     24,505      $     41,851
      Accrued liabilities                              35,057            38,833
      Notes payable                                    36,000            44,800
                                                 ------------      ------------
          Total Current Liabilities                    95,562           125,484
                                                 ------------      ------------
Noncurrent Liabilities
      Long-term notes payable                          50,000            50,000
      Deferred income taxes                           118,513           103,469
      Other                                            16,226            18,329
                                                 ------------      ------------
          Total Noncurrent Liabilities                184,739           171,798
                                                 ------------      ------------
SHAREHOLDERS' EQUITY
      Common stock, par value, $.10 per
       share                                            5,353             5,353
      Preferred stock, no shares issued                  --                --
      Additional paid-in capital                       59,653            59,004
      Retained earnings                               738,969           716,875
      Unearned compensation                            (4,841)           (5,605)
      Accumulated other comprehensive income           75,138            54,689
                                                 ------------      ------------
                                                      874,272           830,316
      Less treasury stock, at cost                     36,179            37,168
                                                 ------------      ------------
          Total Shareholders' Equity                  838,093           793,148
                                                 ------------      ------------
Total Liabilities and Shareholders' Equity       $  1,118,394      $  1,090,430
                                                 ============      ============


The accompanying notes are an integral part of these statements.

                          PART I FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                     Quarter Ended         Nine Months Ended
                                                        June 30                June 30
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
REVENUES:
     Sales and other operating revenues          $129,284    $153,902    $425,844    $438,836
     Income from investments                        2,515      23,234       5,193      32,512
                                                 --------    --------    --------    --------
                                                  131,799     177,136     431,037     471,348
                                                 --------    --------    --------    --------
COST AND EXPENSES:
     Operating costs                               73,888      91,976     256,793     249,848
     Depreciation, depletion and
      amortization                                 25,341      21,195      82,711      59,032
     Dry holes and abandonments                     3,063       1,967       6,956       9,273
     Taxes, other than income taxes                 5,975       6,900      19,050      17,877
     General and administrative                     3,296       2,406      11,413       8,801
     Interest                                       1,928         572       5,407         631
                                                 --------    --------    --------    --------
                                                  113,491     125,016     382,330     345,462
                                                 --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                      18,308      52,120      48,707     125,886

INCOME TAX EXPENSE                                  7,293      19,836      19,190      47,876

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                1,181       1,577       2,842       4,353
                                                 --------    --------    --------    --------
NET INCOME                                       $ 12,196    $ 33,861    $ 32,359    $ 82,363
                                                 ========    ========    ========    ========
EARNINGS PER COMMON SHARE:
     Basic                                       $   0.25    $   0.68    $   0.66    $   1.65
     Diluted                                     $   0.24    $   0.67    $   0.65    $   1.62

CASH DIVIDENDS (Note 2)                          $   0.07    $   0.07    $   0.21    $   0.21

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                         49,252      50,078      49,211      50,045
     Diluted                                       49,933      50,540      49,730      50,738


The accompanying notes are an integral part of these statements.

                          PART I FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                            06/30/99        06/30/98
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                $   32,359      $   82,363
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                  82,711          59,032
     Dry holes and abandonments                                 6,956           9,273
     Equity in income of affiliate before income taxes         (4,583)         (7,021)
     Amortization of deferred compensation                      1,177             972
     Gain on sale of securities                                (1,310)        (27,650)
     Gain on sale of property, plant & equipment               (6,984)         (2,886)
     Other, net                                                   923             178
     Change in assets and liabilities-
     Accounts receivable                                       21,057         (21,905)
         Inventories                                           (1,062)         (3,609)
         Prepaid expenses and other                            (6,826)         (5,400)
         Account payable                                      (17,346)         (1,028)
         Accrued liabilities                                   (3,776)           (572)
         Deferred income taxes                                  2,511           1,078
         Other noncurrent liabilities                          (2,103)          9,326
                                                           ----------      ----------
         Total adjustments                                     71,345           9,788
                                                           ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     103,704          92,151
                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs,             (93,150)       (177,239)
  Proceeds from sales of property, plant and equipment          9,405          14,452
  Purchase of investments                                        (684)            (52)
  Proceeds from sale of investments                             1,285          58,703
  Purchase of short-term investments                              (63)           --
  Proceeds from sale of short-term investments                     22              50
                                                           ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                         (83,185)       (104,086)
                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                  99,000         102,000
  Payments made on notes payable                             (107,800)        (78,000)
  Dividends paid                                              (10,389)        (10,297)
  Purchases of stock for treasury                                --              (273)
  Proceeds from exercise of stock options                       1,249           1,245
                                                           ----------      ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (17,940)         14,675
                                                           ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,579           2,740
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 24,476          27,963
                                                           ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   27,055      $   30,703
                                                           ==========      ==========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)

                                                                                                            Accumulated
                                       Common Stock   Additional                        Treasury Stock        Other
                                      --------------   Paid-In    Unearned    Retained  ---------------   Comprehensive
                                      Shares  Amount   Capital  Compensation  Earnings  Shares   Amount       Income        Total
                                      ------  ------   -------  ------------  --------   -----  --------  --------------  --------
Balance, September 30, 1998           53,529  $5,353   $59,004    $(5,605)    $716,875   4,146  $(37,168)   $54,689       $793,148

Comprehensive Income:

  Net Income                                                                    32,359                                      32,359
  Other comprehensive income,
   net of tax - unrealized
   gains on available-for
   sale securities                                                                                           20,449         20,449
                                                                                                                          --------
Comprehensive income                                                                                                        52,808
                                                                                                                          --------
Cash dividends ($0.21 per share)                                               (10,389)                                    (10,389)
Exercise of Stock Options                                  512                             (97)      837                     1,349
Stock issued under Restricted Stock
 Award Plan                                                137       (289)                 (17)      152
Amortization of deferred compensation                               1,053          124                                       1,177
                                      ------  ------   -------    -------     --------   -----  --------    -------       --------
Balance, June 30, 1999                53,529  $5,353   $59,653    $(4,841)    $738,969   4,032  $(36,179)   $75,138       $838,093
                                      ======  ======   =======    =======     ========   =====  ========    =======       ========

                          PART I FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 1999, and June 30, 1998, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report on Form 10-K and the Company's 1999 First and Second Quarter Reports on Form 10-Q.

2. The $.07 cash dividend declared in March, 1999, was paid June 1, 1999. On June 2, 1999, a cash dividend of $.07 per share was declared for shareholders of record on August 13, 1999, payable September 1, 1999.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $1,310,000 and $27,650,000 from gains on sales of available-for-sale securities during the first nine months of 1999 and 1998, respectively.

         Depreciation and depletion for the nine months ended June 30, 1999 includes an impairment charge of $8.9 million in connection with the drilling and completion of a pinnacle reef well with reserve values significantly below its carrying cost.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $40,006,000.

                                                           Gross         Gross          Est.
                                                        Unrealized     Unrealized       Fair
                                               Cost        Gains         Losses         Value
                                                               (in thousands)
                                              -------------------------------------------------
         Equity Securities 06/30/99           $76,532    $124,284       $ 3,094        $197,722
         Equity Securities 09/30/98           $76,770    $ 93,364       $ 5,156        $164,978

6.       Comprehensive Income -
         Comprehensive income, net of related tax, is as follows:

                                              Three Months Ended           Nine Months Ended
                                                    June 30                     June 30
                                                1999      1998            1999          1998
                                              -------   --------        -------       --------
         Net Income                           $12,196    $33,861        $32,359       $ 82,363
         Unrealized gains(losses)
            on available-for-sale
            securities                         11,214    (20,782)        20,449        (26,030)
                                              -------   --------        -------       --------
         Comprehensive Income                 $23,410   $ 13,079        $52,808       $ 56,333
                                              =======   ========        =======       ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

7.       Notes payable and Long-term Debt -

         At June 30, 1999, the Company had committed bank lines of credit totaling $120 million; $70 million may be borrowed through May 2000, and $50 million may be borrowed through October 2003. Additionally, the Company had uncommitted credit facilities totaling $60 million. Collectively, the Company had $86 million in outstanding borrowings and outstanding letters of credit totaling $8.3 million at June 30, 1999. The average rate on the borrowings at June 30, 1999, was 5.4 percent, including the estimated effect of an interest rate swap described below.

         Concurrent with a $50 million borrowing under one of its committed facilities, the Company has entered into a 5-year, $50 million interest rate swap, which closely correlates with the terms and maturity of the facility. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5 year term of the note.

8.       Earnings per Share -

         Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                 Three Months Ended      Nine Months Ended
                                                       June 30                June 30
          (in thousands)                          1999         1998       1999       1998
                                                 ------       ------     ------     ------
         Basic weighted-average shares           49,252       50,078     49,211     50,045
         Effect of dilutive shares:
              Stock options                         666          462        506        668
              Restricted stock                       15         --           13         25
                                                 ------       ------     ------     ------
                                                    681          462        519        693
                                                 ------       ------     ------     ------
         Diluted weighted-average shares         49,933       50,540     49,730     50,738
                                                 ======       ======     ======     ======

         Restricted stock of 180,000 shares at a weighted-average price of $37.73 and options to purchase 919,000 shares of common stock at a weighted-average price of $32.40 were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

9.       New Accounting Pronouncements -

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which the Company has not adopted, is effective for fiscal years beginning after December 15, 1997, expands or modifies disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

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

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS
         133) which, as amended, is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the results of operations and the financial position of the Company.

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)

                                             FISCAL YEAR 1999               Nine Mos.     Nine Mos.
                                   1st Qtr       2nd Qtr       3rd Qtr      06/30/99      06/30/98
                                  ---------     ---------     ---------     ---------     ---------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic      $  45,985     $  72,150     $  47,848     $ 165,983     $ 131,121
  Contract Drilling-Internat'l       54,685        49,853        42,528       147,066       182,873
                                  ---------     ---------     ---------     ---------     ---------
       Total Contract Drilling
         Division                   100,670       122,003        90,376       313,049       313,994
                                  ---------     ---------     ---------     ---------     ---------

  Exploration and Production         26,428        18,849        22,364        67,641        76,697
  Natural Gas Marketing              13,175        11,481        13,993        38,649        41,045
                                  ---------     ---------     ---------     ---------     ---------
    Total Oil & Gas Division         39,603        30,330        36,357       106,290       117,742
                                  ---------     ---------     ---------     ---------     ---------

  Real Estate Division                2,193         2,095         2,188         6,476         6,773
  Investments and other               1,398           946         2,878         5,222        32,839
                                  ---------     ---------     ---------     ---------     ---------

Total Revenues                    $ 143,864     $ 155,374     $ 131,799     $ 431,037     $ 471,348
                                  =========     =========     =========     =========     =========

OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic      $   7,664     $  11,704     $   6,332     $  25,700     $  27,009
  Contract Drilling-Internat'l        9,941         9,082         7,307        26,330        42,272
                                  ---------     ---------     ---------     ---------     ---------
    Total Contract Drilling
         Division                    17,605        20,786        13,639        52,030        69,281
                                  ---------     ---------     ---------     ---------     ---------
  Exploration and Production          4,505        (6,270)        5,445         3,680        28,794
  Natural Gas Marketing                 941         1,039         1,023         3,003         1,686
                                  ---------     ---------     ---------     ---------     ---------
    Total Oil & Gas Division          5,446        (5,231)        6,468         6,683        30,480
                                  ---------     ---------     ---------     ---------     ---------
  Real Estate Division                1,391         1,270         1,333         3,994         4,443
                                  ---------     ---------     ---------     ---------     ---------
    Total Operating Profit           24,442        16,825        21,440        62,707       104,204
                                  ---------     ---------     ---------     ---------     ---------


OTHER                                (4,563)       (6,305)       (3,132)      (14,000)       21,682
                                  ---------     ---------     ---------     ---------     ---------


INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE     $  19,879     $  10,520     $  18,308     $  48,707     $ 125,886
                                  =========     =========     =========     =========     =========


See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                                JUNE 30, 1999

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 1998 Annual Report on Form 10-K and the Company's 1999 First and Second Quarter Reports on Form 10-Q and the condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

The Company reported net income of $12,196,000 ($0.24 per share)from revenues of $131,799,000 for the third quarter ended June 30, 1999, compared with net income of $33,861,000 ($0.67 per share) from revenues of $177,136,000 for the third quarter of the prior fiscal year. Net income for the first nine months of this fiscal year totaled $32,359,000 ($0.65 per share) from revenues of $431,037,000, compared with net income of $82,363,000 ($1.62 per share) from revenues of $471,348,000 recorded for the same period last year.

Included in the third quarter net income were gains from the sale of available-for-sale securities of $0.01 per share, compared with $0.26 per share during last year's third quarter. Net income from security sales for the nine months ended June 30, 1999, was $0.02 per share and $0.33 per share for same period of fiscal 1998.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Operating profit from the Company's domestic drilling operations for the third quarter of fiscal 1999 and 1998 was $6,332,000 and $9,363,000, respectively. Fundamentals in the domestic drilling land sector continued to deteriorate in the current quarter, because of reductions in capital spending by most of the Company's customers. Land rig utilization during the quarter was 53%, compared with 95% during the third quarter of fiscal 1998, and 74% in the second quarter of fiscal 1999. Average U.S. land rig dayrates were down by approximately 19% from last year's third quarter and down 5% from the second quarter of fiscal 1999. Offshore rig utilization during the third quarter of fiscal 1999 was 83%, compared with 98% during last year's third quarter. Although rig utilization was

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999
                                   (Continued)

down from last year, third quarter results from domestic offshore operations were higher than last year, helped by a full quarter of income from Rig 204 and the income from Rig 91, which was transferred from offshore Venezuela to U.S. operations in December, 1998. Also included in this quarter's domestic operating results was $10.4 million of revenues and $2.3 million of operating profit from the Company's JADE construction project. This project neared completion during the third quarter, and could produce as much as a half million dollars of operating profit in the fourth quarter.

Operating profit from the Company's international drilling operations for the third quarter of fiscal 1999 and 1998 was $7,307,000 and $13,414,000, respectively. Revenues for the same periods were $42,528,000 and $69,202,000, respectively. International rig utilization fell to 49% for this year's third quarter, compared with 91% during third quarter of fiscal 1998. The most significant declines in rig utilization and operating profit occurred in the Company's largest international operations in Venezuela and Colombia. Also during the current quarter, Rig 200, the offshore platform rig located in Australia owned in a 50-50 partnership with Atwood Oceanics, ceased operations and is now stacked.

The Company's Exploration and Production Division reported an operating profit of $5,445,000 and $7,299,000 for the third quarter of fiscal 1999 and 1998, respectively. Oil and gas revenues for the same periods were $22,364,000 and $22,296,000, respectively. The decrease in operating profit in the third quarter of fiscal 1999, compared with the same quarter of 1998, is primarily the result of higher depreciation and depletion expense and dry hole costs. Crude oil prices for the third quarter of fiscal 1999 and 1998 averaged $15.66 per bbl and $12.89 per bbl, respectively, while crude oil volumes for the same periods averaged 1,718 bbls/d and 1,886 bbls/d, respectively. Natural gas prices for the third quarter of fiscal 1999 and 1998 averaged $1.80 per mcf and $1.94 per mcf, respectively. Natural gas volumes for the third quarter of fiscal 1999 and 1998 averaged 122.0 mcf/d and 112.5 mcf/d, respectively.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

Operating profit from the Company's domestic drilling operations for the nine months ended June 30, 1999 and 1998 was $25,700,000 and $27,009,000,
respectively. Land rig utilization during the first nine months of fiscal 1999 was 71%, compared with 97% for the same period of fiscal 1998. Average U.S. land rig dayrates were down approximately 14% for the same periods. Offshore rig utilization for the nine months ended June 30, 1999, was 94% compared with 99% for the same period of fiscal 1998. The Company experienced substantial increases in operating results from offshore rigs for the nine months ended June 30, 1999, compared with the first nine months of fiscal 1998. This was the result of increased operating days of Rig 204 (273 days vs. 77 days) and the transfer of Rig 91 from offshore Venezuela to U.S. offshore operations in December 1998. Also included in the nine months operating results for domestic operations was $36.4 million of revenues and $4.9 million of operating profit from the Company's JADE construction project. Even with some improvements in offshore operations, operating profit for the domestic drilling operations are expected to decline during the fourth quarter.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999
                                   (Continued)

Operating profit from the Company's international drilling operations for the nine months ended June 30, 1999 and 1998 was $26,330,000 and $42,272,000,
respectively. Revenues for the same periods were $147,066,000 and $182,873,000, respectively. International rig utilization was 56% for the first nine months of fiscal 1999, compared with 92% for the same period of fiscal 1998. Significant declines in rig utilization in both Venezuela and Colombia, as well as reduced dayrates in both countries, were the major reasons for the overall decline in international operating results. The Company expects to record lower international earnings during the fourth quarter primarily because Rig 200 in Australia will be stacked and continued low rig utilization in South America.

The Company's Exploration and Production Division reported an operating profit of $3,680,000 and $28,794,000 for the nine months ended June 30, 1999, and 1998, respectively. The significant decrease in operating profit is the result of lower oil and gas revenues, increased exploration costs and increased depreciation and depletion expense, offset by decreased dry hole expense and gains recorded from the sale of producing properties.

Oil and gas revenues for the nine months ended June 30, 1999 and 1998 were $67,641,000 and $76,697,000, respectively. For the nine months ended June 30, 1999 and 1998, crude oil prices averaged $12.69 per bbl and $15.52 per bbl, respectively, while crude oil volumes for the same periods averaged 1,743 bbls/d and 1,962 bbls/d, respectively. Natural gas prices for the nine months ended June 30, 1999 and 1998 averaged $1.69 per mcf and $2.15 per mcf, respectively. Natural gas volumes for the same periods averaged 122.4 mcf/d and 115.1 mcf/d, respectively. Also included in revenues for the nine months ended June 30, 1999, were gains from the sale of producing properties of approximately $4.7 million.

Exploration costs, primarily geophysical charges, increased to $9.4 million for the nine months ending June 30, 1999, compared with $4.6 million for the same period of fiscal 1998. Division depreciation and depletion expense was $30.7 million for the first nine months of fiscal 1999, compared with $18.2 million during the first nine months of fiscal 1998. This year's total included an impairment charge of $8.9 million in connection with the drilling and completion of a pinnacle reef well with reserve values significantly below its carrying cost. Dry hole expense for the first nine months of fiscal 1999, and 1998, were $978,000 and $4,505,000, respectively.

During the fourth quarter, the Company will be drilling a significant development well in its Dixieland prospect in Texas, and will continue its drilling in Jefferson County, Texas, where four successful exploratory wells, in which the Company owns approximately 33%, are at various stages of completion.

For the nine months ended June 30, 1999 and 1998, the other line item, included in the Statement of Revenues and Income by Business Segments on page 10, was a loss of $14,000,000 and a profit of $21,682,000, respectively. The significant decrease in other operating profit is the result of lower gains on the sale of available-for-sale securities in fiscal 1999 compared with fiscal 1998 (see Note
4), increased interest expense in fiscal 1999, and increased corporate general and administrative expense in fiscal 1999. Interest expense increased to $5,407,000 in fiscal 1999, compared with $631,000 in fiscal 1998 because of increased notes payable balances. General and administrative expense increased to $11,413,000 in fiscal 1999, compared with $8,801,000 in fiscal 1998 as the result of higher employee benefit expenses and expenses associated with staff increases in the information technology area.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $103,704,000 for the first nine months of fiscal 1999, compared with $92,151,000 for the same period in 1998. Capital expenditures were $93,150,000 and $177,329,000 for the first nine months of fiscal 1999 and 1998, respectively.

It is anticipated for fiscal 1999 that capital expenditures will approach $135 million, which is less than the Company's projected internally generated cash flow. The Company would, if necessary, borrow under its line of credit agreement to fund capital expenditures in excess of cash flows. The Company reduced borrowings by $23,500,000 during the current quarter. The Company's indebtedness totaled $86,000,000 as of June 30, 1999, as described in Note 7 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company's financial position since September 30, 1998.

YEAR 2000 COMPLIANCE

THE COMPANY'S STATE OF READINESS

The following information shall constitute the Company's "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information Readiness Act.

The Company has undertaken various initiatives in an attempt to ensure that its hardware, software and equipment will function properly with respect to dates before and after January 1, 2000. For this purpose, the phrase "hardware, software and equipment" includes systems that are commonly thought of as Information Technology ("IT") systems, as well as those Non-Information Technology ("Non-IT") systems and equipment, which include embedded technology. IT systems include computer hardware and software, and other related systems. Non-IT systems include certain oil and gas drilling and production equipment, security systems and other miscellaneous systems. The Non-IT systems present the greatest compliance challenge since identification of embedded technology is difficult and because the Company is, to a great extent, reliant on third parties for Non-IT compliance.

The Company has formed a Year 2000 ("Y2K") Project team, which is chaired by the Director of IT. The team includes IT staff, corporate staff and representatives from the Company's business units. The Company has organized its compliance efforts into a four-phase approach as follows:

Phase 1: Identification - Identify and inventory mission critical components of Company operations and systems, which may be affected.

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999
                                   (Continued)

For the purposes of the Y2K Project material items are those items the Company believes to have a risk involving safety of individuals, damage to the environment, material effect on revenues or material damage to property. The project is proceeding on schedule to date. The following represents the status of the Company's IT and Non-IT Compliance Project:

                                           STATUS OF                TARGET FOR
                                           COMPLETION               COMPLETION
                                          -------------             ----------
IT
o  Core accounting and operational        Phases 1,2,3              Completed
   (mainframe) systems                    & 4 completed

o  Human Resources & Payroll Systems      Phases 1,2,3              Completed
                                          & 4 completed

o  Network                                Phases 1,2,3              Completed
                                          & 4 completed

o  Desktop Computer Hardware              Phases 1,2,3 &            Completed
                                          4 completed

o  Standard Company Desktop               Phases 1,2,3 &            Completed
   Computer Software                      4 completed

o  Business Unit User Software            Phase 1 & 2 completed;    September 30,
                                          Phases 3 & 4 in           1999
                                          progress

Non-IT

o  Systems and Equipment                  Phase 1 & 2 completed;    September 30,
                                          Phases 3 & 4 in           1999
                                          progress

As reflected in the above table, the Company has exercised diligence in the process of identifying embedded technology and determining the extent to which such technology is Y2K compliant. As part of this process, the Company mailed letters to its significant vendors and service providers to confirm that the products and services purchased from or by such entities are Y2K compliant. Also, the Company obtained information from significant customers regarding the extent to which Y2K issues may affect the amount of business the Company currently conducts with such customers. As of June 30, 1999, this phase of the Y2K project was essentially complete. As a result of these activities, the Company is conducting discussions with the vendors or manufacturers of such mission critical equipment to determine the most effective solutions to Y2K compliance issues.

THE COST TO ADDRESS Y2K ISSUES

The Company believes that the cost of its Y2K Compliance Project should not exceed $1,000,000, including costs of employees working on the Y2K Project. Costs for the new hardware and equipment are being capitalized, and other costs are being expensed as incurred. The costs relating to the Company's Y2K

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999
                                   (Continued)

project are paid from the Company's general funds. To date, the Company has incurred Y2K Project costs of approximately $800,000. This expenditure mainly relates to repair, upgrading or replacement of existing software and hardware, and solicitation and evaluation of information received from significant vendors, service providers, or customers. The $1,000,000 figure includes the costs of independent consultants engaged to review selected Y2K issues.

THE COMPANY'S CONTINGENCY PLAN

The Company has developed its contingency plans on a business unit and departmental basis. These contingency plans include, but are not limited to: development of backup and recovery procedures for IT Systems; remediation of existing systems or equipment; installation of new systems or equipment; stockpiling of Y2K compliant goods and supplies; stockpiling old equipment which does not contain embedded technology; replacement of current services with temporary manual processes; finding non-technological alternatives or sources for information; or identification of alternative customers, suppliers or outsourcing subcontractors who stand ready to receive or provide critical goods, equipment and services. The Company has engaged a computer recovery services contractor as a potential source of alternative computer systems for its core accounting systems as part of its contingency plan.

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1999
                                   (Continued)

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

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.

Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended June 30, 1999.






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   AUGUST 13, 1999             /s/ DOUGLAS E. FEARS
      ------------                  -------------------------------------------
                                    Douglas E. Fears, Chief Financial Officer



Date:   AUGUST 13, 1999             /s/ HANS C. HELMERICH
      ------------                  -------------------------------------------
                                      Hans C. Helmerich, President

                                 EXHIBIT INDEX


EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27               Financial Data Schedule