Form 10-K
period 1999-09-30
HELMERICH & PAYNE INC
filed 1999-12-28
CIK 46765

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 15, 1999, the aggregate market value of the voting stock held by non-affiliates was $964,657,219.

     Number of shares of common stock outstanding at December 15, 1999:
49,642,750.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Annual Report to Shareholders for the fiscal year ended September 30, 1999 -- Parts I, II, and IV.

     (2) Proxy Statement for Annual Meeting of Security Holders to be held March 1, 2000 -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 10 THROUGH 17 IN REGISTRANT'S ANNUAL REPORT TO THE SHAREHOLDERS FOR FISCAL 1999 AND IN THE REMAINDER OF THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1999

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

         The Registrant is organized into three separate autonomous operating divisions being contract drilling; oil & gas operations; and real estate. While there is a limited amount of intercompany activity, each division operates essentially independently of the others. Each of the divisions, except exploration and production, conducts their respective business through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

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

         The Registrant's domestic contract drilling is conducted primarily in Oklahoma, Texas, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 1999 in six international locations: Venezuela, Ecuador, Colombia, Peru, Argentina and Bolivia. In the second quarter of fiscal 2000, the Registrant expects to operate a customer-owned offshore platform rig in Equatorial Guinea.

         The Registrant's real estate investments are located in Tulsa, Oklahoma, where the Registrant has its executive offices.

         CONTRACT DRILLING

         The Registrant believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Registrant specializes in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote international areas. For its international operations, the Registrant operates certain rigs which are transportable by helicopter. In the United States, the Registrant draws its customers primarily from the major oil companies and the larger independents. The Registrant also drills for its own oil and gas division. In South America, the Registrant's current customers include the Venezuelan state petroleum company and major international oil companies.

         In fiscal 1999, Registrant received approximately 57% of its consolidated revenues from the Registrant's ten largest contract drilling customers. BP Amoco and Shell Oil Co., including their affiliates, (respectively, "BPA" and "Shell") are the Registrant's two largest contract drilling customers. The Registrant performs drilling services for BPA and Shell on a world-wide basis. Revenues from drilling services performed for BPA and Shell in fiscal 1999 accounted for approximately 18% and 12%, respectively, of the Registrant's consolidated revenues for the same period. While the Registrant believes that its relationship with all of these customers is good, the loss of BPA or Shell or a simultaneous loss of several of its larger customers would have a material adverse effect on the drilling subsidiary and the Registrant.

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

         The Registrant's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Registrant has previously performed contracts on a combination "footage" and "daywork" basis, under which the Registrant charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the

Registrant has previously accepted "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. Registrant has not accepted a "footage" or "turnkey" contract during fiscal 1999. The Registrant believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Registrant's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

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

         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 1999, the Registrant had 50 (40 land rigs and 10 platform rigs) of its rigs operating in the United States and had management contracts for two customer-owned rigs.

         During fiscal 1999, four land rigs and one platform rig were relocated from the Registrant's operations in Venezuela to the Registrant's domestic operations. In November of 1999, Registrant returned one of such land rigs to Venezuela. In addition, one of the Registrant's older platform rigs was sold.

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

         Venezuelan operations continue to be a significant part of the Registrant's operations. At the end of fiscal 1999, the Registrant owned and operated 18 land drilling rigs in Venezuela with a utilization rate of 36% for such fiscal year. The Registrant worked for the Venezuelan State Petroleum Company during fiscal 1999, and revenues from this work accounted for approximately 6% of the Registrant's consolidated revenues during the fiscal year.

         Registrant's rig utilization rate in Venezuela has decreased from approximately 92% during the 1998 fiscal year to approximately 36% in fiscal 1999. This reduction in utilization is primarily due to curtailed production and development activities resulting from a reduction in worldwide oil prices. At this time, the Registrant is unable to predict future fluctuations in its utilization rates during fiscal 2000.

         The Venezuelan government, in early 1996, permitted foreign exploration and production companies to acquire rights to explore for and produce oil and gas in Venezuela. Registrant has performed contract drilling services in Venezuela for six independent oil companies during fiscal 1999.

         At the end of fiscal 1999, the Registrant owned and operated ten drilling rigs in Colombia. The Registrant's utilization rate was 71% during fiscal 1999. During fiscal 1999 the revenue generated by Colombian drilling operations contributed approximately 10.8% of the Registrant's consolidated revenues.

         In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 1999 owned and operated four rigs in Ecuador, five rigs in Bolivia, and two rigs in Argentina. In Ecuador, Bolivia and Argentina, the contracts are with large international oil companies.

         Drilling operations ended during 1999 on a joint venture platform rig in Australia. The rig is owned 50% by the Registrant and 50% by Registrant's equity affiliate, Atwood Oceanics, Inc.

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

         The Registrant believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering risks), workers compensation and employer's liability. No insurance is carried against loss of earnings or business interruption. The Registrant is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Registrant is generally indemnified under its drilling contracts from this risk. The Registrant's present insurance coverage has been secured through fiscal 2000. However, in view of conditions generally in the liability insurance industry, no assurance can be given that the Registrant's present coverage will not be cancelled during fiscal 2000 nor that insurance coverage will continue to be available at rates considered reasonable.

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

         During fiscal 1999, approximately 32% of the Registrant's consolidated revenues were generated from the international contract drilling business. Over 95% of the international revenues were from Venezuela, Colombia, Bolivia, Ecuador and Argentina. Exposure to potential losses from currency devaluation is minimal in the above-mentioned countries except for Venezuela. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

         In Venezuela, approximately 60% of the Registrant's invoice billings are in U.S. dollars and the other 40% are in the local currency, the bolivar. The Registrant is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances. In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the bolivar. In April of 1996, the bolivar was again devalued when the government decided to abolish its fixed rate policy and to allow a floating market exchange rate. During fiscal 1998, the Registrant experienced losses of approximately US$2,204,000 and in fiscal 1999 it experienced losses of US$712,000 as a result of the devaluation of the bolivar. Registrant is unable to predict future devaluation in Venezuela. In the event a 25% to 50% devaluation would occur, the Registrant could experience potential currency valuation losses ranging from approximately US$350,000 to US$600,000.

         During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in Registrant's loss of all or a portion of its assets and business in Venezuela.

         Many aspects of the Registrant's operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Registrant is indemnified under drilling contracts from liability arising from pollution, except in certain cases of surface pollution. However, the enforceability of indemnification provisions in foreign countries may be questionable.

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

         OIL & GAS OPERATIONS

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

         The Registrant continued its involvement in the Mountain Front play during 1999, spending $10.2 million drilling and completing extensional and development wells in both its Rocky and Kiowa Flats fields. In 1999, Registrant drilled 13 wells, of which seven were completed as producing wells. Current producing rates from the two fields are 63 MMCFD gross and 40 MMCFD net. The Mountain Front area is located in Kiowa and Washita Counties, Oklahoma.

         During fiscal 1998 and 1999, the Registrant has focused on developing prospects using 3D seismic technology. Currently, the Registrant is involved in 3D surveys covering more than 850 square miles. Approximately 700 square miles of land covered by such surveys is located near the Texas and Louisiana onshore Gulf Coast. This is Registrant's first major exploration effort in the Gulf Coast area. The following summarizes the Registrant's activities, during fiscal 1999, on the lands covered by these 3D surveys.

         During fiscal 1999, the Registrant participated in or purchased three 3D seismic surveys covering approximately 185 square miles of lands in Jefferson County, Texas. After successfully drilling four consecutive producing wells, the Company extended these seismic surveys by approximately 42 square miles. Registrant's working interests in the lands covered by this survey range from 54% to 66%. In addition, one well is currently being drilled in West Texas on lands covered by a 65 square mile 3D survey.

         Four wells have been drilled in Galveston County, Texas, based upon a 94 square mile 3D survey. Two of the wells were completed as producers. This 3D survey was extended by 27 square miles during the 1999 fiscal year. Registrant's working interests in this area range from 25% to 87%.

         The Registrant recently completed the purchase of a 42% working interest in a 50 square mile 3D survey in Calcasieu Parish, Louisiana. A wildcat well is in the process of being completed. The purchase of a 35% working interest in a 200 square mile 3D shoot in South Texas has also been finalized. One wildcat well is currently being drilled on these lands.

         The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep expensive, high risk/high return wells. During fiscal 1999, the Registrant participated in 49 development and/or wildcat wells, which resulted in new discoveries of approximately 22.5 BCF of gas and 151,829 barrels of oil and condensate. The Registrant participated in five additional development wells, which resulted in the development of approximately 1.2 BCF of gas which was previously classified as proved undeveloped or proved developed nonproducing reserves. A total of $36,613,104 was spent in the Registrant's exploration and development program during fiscal 1999. This figure includes $8,216,501 of geophysical expense, but is exclusive of expenditures for acreage and acquisition of proved oil and gas reserves. The Registrant's total company-wide acquisition cost for acreage in fiscal 1999 was approximately $14.4 million.

         The Registrant spent $88,997 for the acquisition of proved oil and gas reserves during fiscal 1999. The reserves associated with these acquisitions were 77,826 MCF.

         The Registrant's fiscal 2000 exploration and production budget of approximately $80 million is 70% greater than its actual exploration and production expenditures in fiscal 1999. This increase is necessary to exploit the additional amounts of acreage acquired in fiscal years 1998 and 1999.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and its subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells and development wells. The Registrant is of the opinion that the natural gas market will continue to experience high volatility. This high volatility (as evidenced by the mid-summer increase in natural gas prices, and the subsequent price reductions during early November, 1999) is a result of ever changing perceptions throughout the industry centered around supply and demand. Pricing perceptions constantly change as members of the natural gas industry weigh the impacts of decline in deliverability of domestic supply; increased use of natural gas for electrical generation; continued U.S. economic growth; increased usage and better management of natural gas storage; seasonal usage; fuel switching; usage of gas as a feed stock; and importation of gas from Canada and Mexico. Registrant presently believes that natural gas price volatility will continue for the next three to five years as the natural gas industry reacts to these factors. Long term pricing will obviously react to these short term factors, as well as other considerations affecting supply/demand.

         Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of the best price in the area for crude oil production. During fiscal 1999, the price that Registrant received for the sale of its crude oil has steadily increased. Registrant's average per barrel crude oil sales price in fiscal 1999 for each of the first through fourth quarters was $11.26, $11.21, $15.77 and $19.67, respectively.

         Competition

         The Registrant competes with numerous other companies and individuals in the acquisition of oil and gas properties and the marketing of oil and gas. The Registrant believes that it should continue to prepare for increased exploration activity without committing to a definite drilling timetable. The Registrant also believes that competition for the acquisition of gas producing properties will continue. Considering the Registrant's conservative acquisition strategy, the Registrant believes that it may be unable to acquire significant proved developed producing reserves from third parties. The Registrant intends to continue its review of properties in areas where the Registrant has expertise. The Registrant's competitors include major oil companies, other independent oil companies, and individuals. Many of these competitors have financial resources, staffs, and facilities substantially larger than those of the Registrant. The effect of these competitive factors on the Registrant cannot be predicted.

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

         Commencing in April, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, Order 636-A, and Order 636-B (collectively, "Order 636") which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies. Although Order 636 has provided the Registrant with additional market access and more fairly applied transportation service rates, it has also subjected the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order 636 and numerous related orders pertaining to individual pipelines have been largely upheld by the Courts. However, certain appeals remain pending, and the FERC continues to review and modify open access regulations.

         In particular, the FERC recently issued new rules and policies pertaining to interstate pipeline certificates which require notification of landowners affected by proposed pipeline construction, and which presume incremental pricing is appropriate for new construction. The FERC also has proposed rules governing short term transportation which, among other matters, would eliminate cost-based regulation for such transportation, allow pipelines to negotiate rates and terms of service, and require the allocation of all short term pipeline capacity through a competitive auction process. In addition, the FERC has requested comments on certain issues related to its regulation of long term transportation. While any resulting FERC action would affect the Registrant only indirectly, these inquiries are intended to further enhance competition in the natural gas markets.

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

         In February, 1994, the KCC issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. As a consequence of this order, the Registrant has drilled 137 infill wells and believes that it will be necessary in fiscal 2000 to drill an additional 3 infill wells at a total estimated cost of $360,000.

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

         Neither the FERC nor Congress has provided the first sellers with any generic relief on this issue. However, the FERC has permitted the filing of individual adjustment proceedings by each first seller. Registrant has filed such adjustment proceedings requesting that its ad valorem tax refund obligation be reduced. The FERC has not ruled in any of Registrant's adjustment proceedings.

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

         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc., ("HPESI") continues into its tenth year of business with emphasis on the purchase and marketing of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression, gathering services and processing for a fee. During fiscal year 1999, HPESI's sales of third-party gas constituted approximately 10% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. Term gas sales contracts are for varied periods ranging from three months to seven years. However, recent contracts have tended toward shorter terms. The remainder of the Registrant's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 2000, HPESI's term gas sales contracts provide for the sale of approximately 16 BCF of gas at prices which are indexed to market prices. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-14 through I-22 regarding the market, competition, and regulation of natural gas.

         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (93% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (64% of which is currently leased). The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

         Registrant has completed two phases of a three-phase renovation for major existing tenants in Utica Square Shopping Center. This renovation has resulted in a temporary occupancy reduction of approximately 4%. During fiscal 2000, occupancy is expected to reach approximately 97%.

         At the end of the 1999 fiscal year the Registrant owned 12 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Three condominium units were sold during fiscal 1999. Twelve of the Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to third parties during fiscal 1999. Registrant has leased approximately 29,000 square feet of office space in Tulsa and relocated Registrant's oil and gas division from Registrant's office building to such leased office space. The vacated space within Registrant's office building has been used to accommodate the growth of the remaining segments of its businesses.

         The Registrant is also engaged in the business of leasing multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 100%. The Registrant also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

         Registrant owns approximately 253.5 acres in Southpark consisting of approximately 240.5 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has decreased from 100% to 96% due to the loss of one tenant. The Registrant believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. However, no development plans are currently pending.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has decreased from 96% to 93% during fiscal 1999 due primarily to the loss of one tenant. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 1999, occupancy has remained at 96%.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 1999, occupancy has remained at 100%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 1999, occupancy has remained at 100%.

         Registrant believes that the recent increase in demand for multi-tenant warehouse space in the Tulsa market will continue. Registrant is unable to determine how long this increase in demand will continue.

         Competition.

         The Registrant has numerous competitors in the multi-tenant leasing business. The size and financial capacity of these competitors range from one property sole proprietors to large international corporations. The primary competitive factors include price, location and configuration of space. Registrant's competitive position is enhanced by the location of its properties, its financial capability and the long-term ownership of its properties. However, many competitors have financial resources greater than Registrant and have more contemporary facilities.

         FINANCIAL

         Information relating to Revenue and Operating Profit by Business Segments may be found on pages 9 and 30 through 31 of the Registrant's Annual Report to Shareholders for fiscal 1999, which is incorporated herein by reference.

         EMPLOYEES

         The Registrant had 2,162 employees within the United States (16 of which were part-time employees) and 1,278 employees in international operations as of September 30, 1999.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the Registrant's domestic drilling rigs as of September 30, 1999:

    Rig          Registrant's     Optimum Working    Present
Designation     Classification     Depth in Feet    Location
-----------     --------------     -------------    --------
    140          Medium Depth        10,000          Texas
    158          Medium Depth        10,000          Texas
    110          Medium Depth        12,000          Texas
    156          Medium Depth        12,000          Texas
    159          Medium Depth        12,000          Texas
    141          Medium Depth        14,000          Texas
    142          Medium Depth        14,000          Texas
    143          Medium Depth        14,000          Texas
    145          Medium Depth        14,000          Texas
    155          Medium Depth        14,000          Texas
     95          Medium Depth        16,000          Texas
     96          Medium Depth        16,000          Oklahoma
    118          Medium Depth        16,000          Texas
    119          Medium Depth        16,000          Texas
    120          Medium Depth        16,000          Texas
    147          Medium Depth        16,000          Texas
    154          Medium Depth        16,000          Texas
    162          Medium Depth        16,000          Texas
    164          Medium Depth        16,000          Texas
    165          Medium Depth        16,000          Texas
    166          Medium Depth        16,000          Texas
    167          Medium Depth        16,000          Texas
    168          Medium Depth        16,000          Texas
    169          Medium Depth        16,000          Texas
    108          Medium Depth        18,000          Gulf of Mexico
     79          Deep                20,000          Louisiana
     80          Deep                20,000          Texas
     89          Deep                20,000          Texas
     91          Deep                20,000          Gulf of Mexico
     92          Deep                20,000          Oklahoma
     94          Deep                20,000          Texas
     98          Deep                20,000          Oklahoma
    122          Deep                20,000          Louisiana
    203          Deep                20,000          Gulf of Mexico
     97          Deep                26,000          Texas
     99          Deep                26,000          Texas
    137          Deep                26,000          Texas
    149          Deep                26,000          Texas
     72          Very Deep           30,000          Alabama
     73          Very Deep           30,000          Texas
    100          Very Deep           30,000          Gulf of Mexico
    105          Very Deep           30,000          Gulf of Mexico
    106          Very Deep           30,000          Gulf of Mexico
    107          Very Deep           30,000          Gulf of Mexico
    157          Very Deep           30,000          Texas
    161          Very Deep           30,000          Texas
    163          Very Deep           30,000          Louisiana
    201          Very Deep           30,000          Gulf of Mexico
    202          Very Deep           30,000          Gulf of Mexico
    204          Very Deep           30,000          Gulf of Mexico

         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                          Years ended September 30,
                                      -----------------------------------
                                      1995   1996   1997      1998   1999
                                      ----   ----   ----      ----   ----
Number of rigs owned at end of
  period                               41     41     38        46     50
Average rig utilization rate
  during period (1)                    71%    82%    88%       95%    75%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs as of September 30, 1999:

     Rig            Registrant's          Optimum Working       Present
  Designation      Classification          Depth in Feet        Location
  -----------      --------------          -------------        --------
      14         Workover/drilling             6,000            Venezuela
      19         Workover/drilling             6,000            Venezuela
      20         Workover/drilling             6,000            Venezuela
     171         Medium Depth                 16,000            Bolivia
     172         Medium Depth                 16,000            Bolivia
      22         Medium Depth (Heli Rig)      18,000            Ecuador
      23         Medium Depth (Heli Rig)      18,000            Colombia
     132         Medium Depth                 18,000            Ecuador
     176         Medium Depth                 18,000            Ecuador
     121         Deep                         20,000            Venezuela
     173         Deep                         20,000            Bolivia
      45         Deep                         26,000            Venezuela
      82         Deep                         26,000            Venezuela
      83         Deep                         26,000            Venezuela
     117         Deep                         26,000            Venezuela
     123         Deep                         26,000            Bolivia
     138         Deep                         26,000            Ecuador
     148         Deep                         26,000            Venezuela
     160         Deep                         26,000            Venezuela
     170         Deep (Heli Rig)              26,000            Venezuela
     113         Very Deep                    30,000            Venezuela
     115         Very Deep                    30,000            Venezuela
     116         Very Deep                    30,000            Venezuela
     125         Very Deep                    30,000            Colombia
     127         Very Deep                    30,000            Venezuela
     128         Very Deep                    30,000            Venezuela
     129         Very Deep                    30,000            Venezuela
     133         Very Deep                    30,000            Colombia
     134         Very Deep                    30,000            Colombia
     135         Very Deep                    30,000            Colombia
     136         Very Deep                    30,000            Colombia
     150         Very Deep                    30,000            Venezuela

     Rig          Registrant's     Optimum Working         Present
  Designation    Classification     Depth in Feet         Location
  -----------    --------------     -------------         --------
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


Joint Venture Rig:
------------------
     200           Deep               20,000     JV w/Atwood Australia

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                          Years ended September 30,
                                      ----------------------------------
                                      1995   1996   1997    1998    1999
                                      ----   ----   ----    ----    ----
Number of rigs owned at end of
  period                                35    36     39      44      39
Average rig utilization rate
  during period (1)                     84%   85%    91%     88%     53%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are located within the continental United States.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the fiscal years 1997 through 1999 are shown below:

                                       Average Sales      Average Lifting
          Year       Net Barrels      Price per Barrel    Cost per Barrel
          ----       -----------      ----------------    ---------------
          1997         985,633             $20.77             $6.98
          1998         701,180             $14.74             $7.40
          1999         649,370             $14.60             $7.02

         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1997 through 1999 are as follows:

                                     Average Sales      Average Lifting
         Year        Net MCF         Price per MCF       Cost per MCF
         ----        -------         -------------      ---------------
         1997      40,463,374           $2.23               $0.3213
         1998      42,862,300           $2.04               $0.3110
         1999      44,240,332           $1.83               $0.3300

         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1997, 1998, and 1999:

                    Exploratory Wells            Development Wells
                    ------------------          --------------------
                    1997   1998   1999          1997    1998    1999
                    ----   ----   ----          ----    ----    ----
Productive         0.500  1.910  2.917         39.239  29.614  13.846
Dry                8.459  2.900  2.615          1.136   1.310   4.502

         On September 30, 1999, the Registrant was in the process of drilling or completing three gross or 2.868 net wells.

         Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 1999, were as follows:


                                 Developed Acreage        Undeveloped Acreage
                             ----------------------      ----------------------
                                Gross         Net          Gross         Net
                             ----------  ----------      ----------  ----------
Arkansas                       3,068.23    1,725.11              -0-         -0-
Colorado                             -0-         -0-         320.00      160.00
Kansas                       121,983.07   85,662.60       16,603.87   14,422.30
Louisiana                      1,584.77      910.66        7,099.56    2,275.77
Michigan                             -0-         -0-      13,684.68   13,281.84
Montana                        2,037.19      423.37        3,428.95      984.37
Nebraska                         480.00      168.00              -0-         -0-
Nevada                               -0-         -0-       5,264.04    5,064.04
New Mexico                     1,002.91       99.54          121.88       40.22
North Dakota                     200.00       11.52              -0-         -0-
Oklahoma                     129,722.88   50,880.80       13,207.79    8,211.65
Texas                         94,184.45   42,833.35      284,001.91   69,756.18
Wyoming                              -0-         -0-         440.00      105.59
                             ----------  ----------      ----------  ----------
         Total               354,263.50  182,714.95      344,172.68  114,301.96

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

         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 1999, were as follows:

                            Oil Wells       Gas Wells
                           ------------    ------------
                           Gross    Net    Gross    Net
                           -----    ---    -----    ---
                           3,577    178     962     439

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-12 through I-23 of
Item 1. BUSINESS, and pages 23 through 34 of the Registrant's Annual Report to Shareholders for fiscal 1999, "Notes to Consolidated Financial Statements" and "Note 14 Supplementary Financial Information for Oil and Gas Producing Activities."

         Estimates of oil and gas reserves, future net revenues, and present value of future net revenues were audited by Lee Keeling and Associates, Inc., 15 East 5th Street, Suite 3500, Tulsa, Oklahoma 74103. Total oil and gas reserve estimates do not differ by more than 5% from the total reserve estimates filed with any other federal authority or agency.

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-23 through I-26.

         STOCK

         As of December 15, 1999:

         The Registrant owned 312,546 shares of the common stock of SUNOCO, Inc. and 184,500 shares of Kerr McGee Corporation which the Registrant received in a stock merger for Registrant's 500,000 shares of Oryx Energy Company, Inc.

         The Registrant owned 3,000,000 shares of the common stock of Atwood Oceanics, Inc., a Houston, Texas based company engaged in offshore contract drilling. The Registrant owns approximately 22% of Atwood.

         The Registrant owned 1,480,000 shares of the common stock of Schlumberger, Ltd.

         The Registrant owned 240,000 shares of the common stock of Phillips Petroleum Company, Inc.

         The Registrant owned 1,000,000 shares of the common stock of Occidental Petroleum Corporation, Inc.

         The Registrant owned 175,000 shares of the common stock of Banc One Corporation.

         The Registrant owned 225,000 shares of the common stock of ONEOK Inc.

         The Registrant owned 150,000 shares of the common stock of Citrix Systems, Inc.

         The Registrant owned 190,000 shares of the common stock of Legato Systems, Inc.

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

W. H. Helmerich, III, 76             Director since 1949; Chairman of the Board
Chairman of the Board                since 1960

Hans Helmerich, 41                   Director  since  1987; President and Chief
President                            Executive Officer since 1989

George S. Dotson, 58                 Director since 1990; Vice President,
Vice President                       Drilling since 1977 and President and
                                     Chief Operating Officer of Helmerich &
                                     Payne International Drilling Co. since 1977

Douglas E. Fears, 50                 Vice President, Finance, since 1988
Vice President

Steven R. Mackey, 48                 Secretary since 1990; Vice President and
Vice President and                   General Counsel since 1988
Secretary

Steven R. Shaw, 48                   Vice  President, Production, since 1985;
Vice President                       Vice President, Exploration and Production
                                     since 1996

Gordon K. Helm, 46                   Chief Accounting Officer of the Registrant;
Controller                           Controller since December 10, 1993


                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE Composite Transaction quotations follow:

                             1998                   1999
                      -----------------       -----------------
         Quarter      High         Low        High         Low
         -------      ----         ----       ----         ----
         First        44.97       31.06       24.50       16.75
         Second       33.19       24.56       23.94       16.06
         Third        33.25       21.56       26.75       20.38
         Fourth       24.38       16.25       30.19       23.00

         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                     Paid per Share            Total Payment
                    -----------------    -------------------------
                          Fiscal                  Fiscal
                    -----------------    -------------------------
     Quarter         1998       1999        1998           1999
     -------        ------     ------    ----------     ----------
     First          $0.065     $0.070    $3,256,874     $3,457,626
     Second          0.070      0.070     3,519,195      3,459,168
     Third           0.070      0.070     3,521,332      3,464,109
     Fourth          0.070      0.070     3,504,269      3,468,377

         The Registrant paid a cash dividend of $0.07 per share on December 1, 1999, to shareholders of record on November 15, 1999. Payment of future dividends will depend on earnings and other factors.

         As of December 15, 1999, there were 1,306 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6. SELECTED FINANCIAL DATA

         The Five-year Summary of Selected Financial Data described below excludes results of Natural Gas Odorizing, Inc. ("NGO") operations. Registrant, on August 30, 1996, sold its wholly-owned subsidiary, NGO, to Occidental Petroleum Corporation.

                                 Five-year Summary of Selected Financial Data
                             -------------------------------------------------------
                             1995      1996        1997          1998        1999
                             ----      ----        ----          ----        ----
                                                 (in thousands)
Sales, operating,
and other revenues         $306,721   $393,255    $517,859      $636,640    $564,319

Income from con-
tinuing operations            5,788     45,426      84,186       101,154      42,788

Income from con-
tinuing operations
per common share:
         Basic                 0.12       0.92        1.69          2.03        0.87
         Diluted               0.12       0.91        1.67          2.00        0.86

Total assets                707,061    821,914   1,033,595     1,090,430   1,109,699

Long-term debt                   -0-        -0-         -0-       50,000      50,000

Cash dividends
declared per
common share                   0.25      0.255        0.26         0.275        0.28

         The following Five-year Summary of Selected Financial Data includes only the results of NGO operations.

                         Five-year Summary of Selected Financial Data for NGO
                         ----------------------------------------------------
                             1995      1996      1997     1998     1999
                             ----      ----      ----     ----     ----
                                            (in thousands)
Sales, operating,
and other revenues         $19,055    $19,540  $   -0-  $   -0-  $   -0-

Income from discon-
tinued operations            3,963      3,090      -0-      -0-      -0-

Income from discon-
tinued operations
per common share:
         Basic                0.08       0.06      -0-      -0-      -0-
         Diluted              0.08       0.06      -0-      -0-      -0-

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information required by this item may be found on pages 10 through 17, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 1999, which is incorporated herein by reference.

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item may be found on the following pages of Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 1999, which is incorporated herein by reference:

   Market Risk                                                     Page
   -----------                                                     ----
        o         Foreign Currency Exchange Rate Risk               12
        o         Commodity Price Risk                              12-14
        o         Interest Rate Risk                                17
        o         Equity Price Risk                                 17



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 18 through 34 in the Registrant's Annual Report to Shareholders for fiscal 1999, which is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2000, to be filed with the Commission not later than 120 days after September 30, 1999. See pages I-33 and I-34 for information covering the Registrant's Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2000, to be filed with the Commission not later than 120 days after September 30, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2000, to be filed with the Commission not later than 120 days after September 30, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2000, to be filed with the Commission not later than 120 days after September 30, 1999.

                                    III - 1

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 1999.

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

                  4.1 Rights Agreement dated as of January 8, 1996, between the Registrant and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's Form 8- A, dated January 17, 1996.

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

         *        10.7     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                           incorporated herein by reference to Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1996.

         *        10.8     Form of Nonqualified Stock Option Agreement for
                           the 1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Registrant's
                           Registration Statement No. 33-55239 on Form S-8, dated August 24, 1994.

         *        10.9     Supplemental Savings Plan for Salaried Employees of
                           Helmerich and Payne, Inc.

         *       10.10     Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated herein by reference to Registrant's
                           Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

         *       10.11     Form of Nonqualified Stock Option Agreement for
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

                 13. The Registrant's Annual Report to Shareholders for fiscal 1999.

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

HELMERICH & PAYNE, INC.



By /s/ Hans Helmerich
  ------------------------------
       Hans Helmerich, President
      (Chief Executive Officer)
Date:  December 17, 1999


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
   Date:  December 17, 1999             Date:  December 17, 1999

By /s/ George S. Dotson              By /s/ Hans Helmerich
   ------------------------------       --------------------------------
   George S. Dotson, Director           Hans Helmerich, Director and CEO
   Date:  December 17, 1999             Date:  December 17, 1999

By /s/ W. H. Helmerich, III          By /s/ L. F. Rooney, III
   ------------------------------       --------------------------------
   W. H. Helmerich, III, Director       L. F. Rooney, III, Director
   Date:  December 17, 1999             Date:  December 17, 1999

By /s/ Edward B. Rust, Jr.           By /s/ George A. Schaefer
   ------------------------------       --------------------------------
   Edward B. Rust, Jr., Director        George A. Schaefer, Director
   Date:  December 17, 1999             Date:  December 17, 1999

By /s/ John D. Zeglis                By /s/ Douglas E. Fears
   ------------------------------       --------------------------------
   John D. Zeglis, Director             Douglas E. Fears
   Date:  December 17, 1999             (Principal Financial Officer)
                                        Date:  December 17, 1999

By /s/ Gordon K. Helm
   ------------------------------
   Gordon K. Helm, Controller
   (Principal Accounting Officer)
   Date:  December 17, 1999

                                 EXHIBIT INDEX


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

                  3.2 By-Laws of the Registrant are incorporated herein by reference to Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal
                           1996.

                  4.1 Rights Agreement dated as of January 8, 1996, between the Registrant and The Liberty National Bank and
                           Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's Form 8- A, dated January 17, 1996.

         *        10.1     Incentive Stock Option Plan is incorporated herein by
                           reference to Exhibit 4.2 to the Registrant's
                           Registration Statement No. 33-16771 on Form S-8.

         *        10.2     Form of Incentive Stock Option Plan Stock Option
                           Contract for the Incentive Stock Option Plan is
                           incorporated herein by reference to Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1996.

         *        10.3     Consulting Services Agreement between W. H.
                           Helmerich, III, and the Registrant effective
                           January 1, 1990, as amended is incorporated herein by
                           reference to Registrant's Annual Report on Form 10-K
                           to the Securities and Exchange Commission for fiscal
                           1996.

----------------

 *       Compensatory Plan or Arrangement.


         *        10.4     Restricted Stock Plan for Senior Executives of
                           Helmerich & Payne, Inc. is incorporated herein by
                           reference to Registrant's Annual Report on Form 10-K
                           to the Securities and Exchange Commission for fiscal
                           1996.

         *        10.5     Form of Restricted Stock Award Agreement for the
                           Restricted Stock Plan for Senior Executives of
                           Helmerich & Payne, Inc., together with all amendments
                           thereto is incorporated herein by reference to
                           Registrant's Annual Report on Form 10-K to the
                           Securities and Exchange Commission for fiscal 1996.

         *        10.6     Supplemental Retirement Income Plan for Salaried
                           Employees of Helmerich & Payne, Inc. is incorporated
                           herein by reference to Registrant's Annual Report on
                           Form 10-K to the Securities and Exchange Commission
                           for fiscal 1996.

         *        10.7     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                           incorporated herein by reference to Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1996.

         *        10.8     Form of Nonqualified Stock Option Agreement for
                           the 1990 Stock Option Plan is incorporated by
                           reference to Exhibit 99.2 to the Registrant's
                           Registration Statement No. 33-55239 on Form S-8,
                           dated August 24, 1994.

         *        10.9     Supplemental Savings Plan for Salaried Employees of
                           Helmerich and Payne, Inc.

         *       10.10     Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated herein by reference to Registrant's
                           Registration Statement No. 333-34939 on Form S-8
                           dated September 4, 1997.

         *       10.11     Form of Nonqualified Stock Option Agreement for
                           Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated by reference to Exhibit 99.2 to
                           Registrant's Registration Statement on Form S-8
                           dated September 4, 1997.

         *       10.12     Form of Restricted Stock Agreement for Helmerich &
                           Payne, Inc. 1996 Stock Incentive Plan is incorporated
                           by reference from Registrant's Annual Report on Form
                           10-K to the Securities and Exchange Commission for
                           fiscal 1997.

-------------------

 *       Compensatory Plan or Arrangement.


         *       10.13     Helmerich & Payne, Inc. Non-Employee Directors
                           Stock Compensation Plan is hereby incorporated by
                           reference to Exhibit "B" of Registrant's Proxy
                           Statement dated January 27, 1997.

                 13. The Registrant's Annual Report to Shareholders for fiscal 1999.

                 22.       Subsidiaries of the Registrant.

                 23.1      Consent of Independent Auditors.

                 27.       Financial Data Schedule.

----------------

 *       Compensatory Plan or Arrangement.