Form 10-Q
period 1999-12-31
HELMERICH & PAYNE INC
filed 2000-02-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                | | For quarterly period ended: DECEMBER 31, 1999

                                       OR

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
                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           YES X    NO
                                                                ----    ----

          CLASS                             OUTSTANDING AT DECEMBER 31, 1999
Common Stock, .10 par value                            49,655,900


                                            TOTAL NUMBER OF PAGES   15
                                                                 --------

                             HELMERICH & PAYNE, INC.

                                      INDEX

PART  I.   FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
      December 31, 1999 and September 30, 1999 . . . . . . . . .        3

      Consolidated Condensed Statements of Income -
      Three Months Ended December 31, 1999 and 1998. . . . . . .        4

      Consolidated Condensed Statements of Cash Flows -
      Three Months Ended December 31, 1999 and 1998. . . . . . .        5

      Consolidated Condensed Statement of Shareholders' Equity
      Three Months Ended December 31, 1999 . . . . . . . . . . .        6

      Notes to Consolidated Condensed Financial Statements . . .   7 - 10

      Revenues and Income by Business Segments . . . . . . . . .       11

      Management's Discussion and Analysis of Results of
      Operations and Financial Condition . . . . . . . . . . . .  12 - 15


PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . .       15

      Signature Page . . . . . . . . . . . . . . . . . . . . . .       15

                                       -2-

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                 (Unaudited)
                                                 December 31         September 30
                                                     1999                 1999
                                              ---------------      ---------------
ASSETS
Current Assets
   Cash and cash equivalents                  $        38,544      $        21,758
   Accounts receivable, net                            96,719               99,598
   Inventories                                         24,421               25,187
   Prepaid expenses and other                          18,983               14,081
                                              ---------------      ---------------
      Total Current Assets                            178,667              160,624
                                              ---------------      ---------------


Investments                                           255,558              238,475
Property, Plant and Equipment, net                    684,832              691,215
Other Assets                                           19,051               19,385
                                              ---------------      ---------------

Total Assets                                  $     1,138,108      $     1,109,699
                                              ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                           $        25,778      $        25,704
   Accrued liabilities                                 43,986               41,200
   Notes payable                                           --                5,000
                                              ---------------      ---------------
      Total Current Liabilities                        69,764               71,904
                                              ---------------      ---------------
Noncurrent Liabilities
   Long-term notes payable                             50,000               50,000
   Deferred income taxes                              125,272              116,588
   Other                                               23,448               23,098
                                              ---------------      ---------------
      Total Noncurrent Liabilities                    198,720              189,686
                                              ---------------      ---------------

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per
    share                                               5,353                5,353
   Preferred stock, no shares issued                       --                   --
   Additional paid-in capital                          61,724               61,411
   Retained earnings                                  756,618              745,956
   Unearned compensation                               (4,376)              (4,487)
   Accumulated other comprehensive income              85,337               75,182
                                              ---------------      ---------------
                                                      904,656              883,415
   Less treasury stock, at cost                        35,032               35,306
                                              ---------------      ---------------
      Total Shareholders' Equity                      869,624              848,109
                                              ---------------      ---------------

Total Liabilities and Shareholders' Equity    $     1,138,108      $     1,109,699
                                              ===============      ===============


The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                           Three Months Ended
                                           12/31/99   12/31/98
                                           --------   --------
REVENUES:
   Sales and other operating revenues      $135,194   $142,518
   Income from investments                    4,159      1,346
                                           --------   --------
                                            139,353    143,864
                                           --------   --------
COST AND EXPENSES:
   Operating costs                           76,697     86,614
   Depreciation, depletion and
     amortization                            26,138     23,999
   Dry holes and abandonments                 2,382      1,759
   Taxes, other than income taxes             6,512      6,421
   General and administrative                 2,821      3,590
   Interest                                     821      1,602
                                           --------   --------
                                            115,371    123,985
                                           --------   --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                23,982     19,879

INCOME TAX EXPENSE                           10,372      7,862

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                            510        794
                                           --------   --------
NET INCOME                                 $ 14,120   $ 12,811
                                           ========   ========

EARNINGS PER COMMON SHARE:
   Basic                                   $   0.29   $   0.26
   Diluted                                 $   0.28   $   0.26

CASH DIVIDENDS (Note 2)                    $   0.07   $   0.07

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                     49,427     49,182
   Diluted                                   49,764     49,664

The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                 12/31/99    12/31/98
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                      $ 14,120    $ 12,811
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                      26,138      23,999
     Dry holes and abandonments                                     2,382       1,759
     Equity in income of affiliate before income taxes               (823)     (1,281)
     Amortization of deferred compensation                            377         386
     Gain on sale of securities                                    (2,861)       (116)
     Gain on sale of property, plant & equipment                      (24)     (4,957)
     Other, net                                                       300         287
     Change in assets and liabilities-
         Accounts receivable                                        2,879       2,502
         Inventories                                                  766      (1,581)
         Prepaid expenses and other                                (4,564)    (10,852)
         Accounts payable                                              74      (8,749)
         Accrued liabilities                                        2,786       1,770
         Deferred income taxes                                      2,460         675
         Other noncurrent liabilities                                 350        (539)
                                                                 --------    --------
         Total adjustments                                         30,240       3,303
                                                                 --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          44,360      16,114
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, including dry hole costs               (22,377)    (44,418)
     Proceeds from sales of property, plant and equipment             304       6,248
     Purchase of investments                                           --          15
     Proceeds from sale of investments                              2,833          53
                                                                 --------    --------
NET CASH USED IN INVESTING ACTIVITIES                             (19,240)    (38,102)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                       --      58,000
     Payments made on notes payable                                (5,000)    (29,300)
     Dividends paid                                                (3,476)     (3,458)
     Proceeds from exercise of stock options                          142         160
                                                                 --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (8,334)     25,402
                                                                 --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          16,786       3,414
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     21,758      24,476
                                                                 --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 38,544    $ 27,890
                                                                 ========    ========

                                       -5-

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)



                                                                                                            Accumulated
                                    Common Stock    Additional                           Treasury Stock       Other
                                    --------------   Paid-In     Unearned    Retained    --------------     Comprehensive
                                    Shares  Amount   Capital   Compensation  Earnings    Shares  Amount       Income        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999         53,529  $5,353  $61,411    $(4,487)      $745,956    3,903   $(35,306)   $ 75,182      $848,109

Comprehensive Income:

  Net Income                                                                   14,120                                        14,120
  Other comprehensive income,
   net of tax - Unrealized gains
   on available-for-sale
   securities                                                                                                  10,155        10,155
                                                                                                                           --------
Comprehensive income                                                                                                         24,275
                                                                                                                           --------
Cash dividends ($0.07 per share)                                               (3,476)                                       (3,476)
Exercise of Stock Options                               156                                (20)       183                       339
Stock issued under Restricted Stock
 Award Plan                                             157      (248)                     (10)        91
Amortization of deferred
 compensation                                                     359              18                                           377
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1999          53,529  $5,353  $61,724    $(4,376)      $756,618    3,873   $(35,032)   $ 85,337      $869,624
                                    ===============================================================================================

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 1999, and December 31, 1998, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10K.

2. The $.07 cash dividend declared in September, 1999, was paid December 1, 1999. On December 1, 1999, a cash dividend of $.07 per share was declared for shareholders of record on February 15, 2000, payable March 1, 2000.

3.   Inventories consist of materials and supplies.

4. Income from investments includes $2,861,000 and $116,000 from gains on sales of available-for-sale securities during the first quarter of fiscal years 2000 and 1999, respectively.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $41,980,010.

                                             Gross       Gross       Est.
                                          Unrealized   Unrealized    Fair
                                    Cost     Gains       Losses     Value
                                    -----------------------------------------
                                               (in thousands)
     Equity Securities 12/31/99     $ 75,938   $140,221   $  2,581    213,578
     Equity Securities 09/30/99     $ 76,057   $122,369   $  1,108    197,318

6. Comprehensive Income - The components of comprehensive income, net of related tax, for the three month periods ended December 31, 1999, and 1998, are as follows (in thousands):

                                              Fiscal     Fiscal
                                               2000       1999
                                             --------   --------
     Net Income                              $ 14,120   $ 12,811
     Unrealized gain (loss) on securities      10,155     (1,511)
                                             --------   --------
     Comprehensive income                    $ 24,275   $ 11,300
                                             ========   ========

The only component of accumulated other comprehensive income is unrealized gains on available-for-sale securities.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


7. At December 31, 1999, the Company had committed bank lines of credit totaling $120 million; $70 million expires in May 2000 and $50 million expires in October 2003. Additionally, the Company had uncommitted credit facilities totaling $35 million. The Company had $50 million in outstanding borrowings under its committed bank line of credit that expires in October 2003. The Company also has outstanding letters of credit totaling $8.5 million against these lines at December 31, 1999. The average rate on the borrowings at December 31, 1999, was 7.0 percent. However, concurrent with a $50 million borrowing under one of its committed facilities, the Company entered into a 5-year, $50 million interest rate swap, which closely correlates with the terms and maturity of the facility. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5 year term of the note.

8. Earnings per Share - Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

     A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                   Three Months Ended
(in thousands)                                    12-31-99    12-31-98
----------------------------------------------------------------------
     Basic weighted-average shares                49,427      49,182
     Effect of dilutive shares:
        Stock options                                335         472
        Restricted stock                               2          10
                                                  --------------------
                                                     337         482
                                                  --------------------
     Diluted weighted-average shares              49,764      49,664
                                                  ====================

     Restricted stock of 190,000 shares at a weighted-average price of $37.02 and options to purchase 1,686,000 shares of common stock at a weighted-average price of $28.92 were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

9. New Accounting Pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and the financial position of the Company.
                                       -8-

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


10. Restricted Stock Awards - In the first quarter of fiscal year 2000, the Company issued to certain employees 10,000 shares of treasury stock as restricted stock awards under the 1996 Stock Incentive Plan. The Company recognized unearned compensation of $248,000, which was the fair market value of the stock at the time of issuance. Treasury stock was reduced by the book value of the shares issued ($90,451) with the difference recognized as an increase in paid-in-capital. The unearned compensation is being amortized over a five-year period as compensation expense.

11. Segment Information - The Company evaluates performance of its segments based upon operating profit or loss from operations before income taxes, which includes revenues from external and internal customers; operating costs; depreciation, depletion and amortization; dry holes and abandonments and taxes other than income taxes. Intersegment sales are accounted for in the same manner as sales to unaffiliated customers. Other includes investments in available-for-sale securities, equity owned investments, as well as corporate operations.

     Summarized financial information of the Company's reportable segments for the quarters ended December 31, 1999 and 1998 is shown in the following table:

                                  External     Inter-        Total        Operating
 (in thousands)                    Sales       Segment       Sales          Profit
 ------------------------------------------------------------------------------------
 December 31, 1999
 CONTRACT DRILLING
   Domestic                      $   50,219   $      509    $   50,728    $    6,511
   International                     34,201           --        34,201         2,510
                                 ----------   ----------    ----------    ----------
                                     84,420          509        84,929         9,021
                                 ----------   ----------    ----------    ----------
 OIL & GAS OPERATIONS
   Exploration & Prod.               30,118           --        30,118        12,694
   Natural Gas Mktg.                 18,315           --        18,315           950
                                 ----------   ----------    ----------    ----------
                                     48,433           --        48,433        13,644
                                 ----------   ----------    ----------    ----------
 REAL ESTATE                          2,242          388         2,630         1,385

 OTHER                                4,258           --         4,258            --
 ELIMINATIONS                            --         (897)         (897)           --
                                 ----------   ----------    ----------    ----------
   TOTAL                         $  139,353   $       --    $  139,353    $   24,050
                                 ==========   ==========    ==========    ==========

                                       -9-

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

                                  External     Inter-        Total        Operating
 (in thousands)                    Sales       Segment       Sales          Profit
 -----------------------------------------------------------------------------------
December 31, 1998
CONTRACT DRILLING
 Domestic                        $   45,985   $    1,392    $   47,377    $    7,664
 International                       54,685           --        54,685         9,941
                                 ---------------------------------------------------
                                    100,670        1,392       102,062        17,605
                                 ---------------------------------------------------
OIL & GAS OPERATIONS
 Exploration & Prod                  26,428           --        26,428         4,505
 Natural Gas Mktg                    13,175           --        13,175           941
                                 ---------------------------------------------------
                                     39,603           --        39,603         5,446
                                 ---------------------------------------------------
REAL ESTATE                           2,193          385         2,578         1,391
OTHER                                 1,398           --         1,398            --
ELIMINATIONS                             --       (1,777)       (1,777)           --
                                 ---------------------------------------------------
   TOTAL                         $  143,864   $       --    $  143,864    $   24,442
                                 ===================================================

The following table reconciles segment operating profit per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income (in thousands).

         --------------------------------------------------------------------
            Quarters Ended December 31,                1999             1998
         --------------------------------------------------------------------
         Segment operating profit                    $ 24,050        $ 24,442

         Unallocated amounts:
          Income from investments                       4,159           1,346
          General corporate expense                    (2,821)         (3,590)
          Interest expense                               (821)         (1,602)
          Corporate depreciation                         (405)           (361)
          Other corporate expense                        (180)           (356)
                                                     -------------------------
             Total unallocated amounts                    (68)         (4,563)
                                                     -------------------------
         Income before income taxes and equity in
          Income of affiliate                        $ 23,982        $ 19,879
                                                     =========================


The following table presents revenues from external customers by country based on the location of service provided (in thousands).

         --------------------------------------------------------------------
            Quarters Ended December 31,                1999              1998
         --------------------------------------------------------------------
         Revenues
          United States                              $105,152        $ 89,179
          Venezuela                                     9,047          22,318
          Colombia                                     12,244          17,131
          Other Foreign                                12,910          15,236
                                                     ------------------------
             Total                                   $139,353        $143,864
                                                     ========================

                                      -10-

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)

                                            Three Months Ended
                                           12-31-99    12-31-98
                                           --------------------
SALES AND OTHER REVENUES:
         Contract Drilling-Domestic        $ 50,219   $ 45,985
         Contract Drilling-International     34,201     54,685
                                           --------   --------
              Total Contract Drilling        84,420    100,670
                                           --------   --------

         Exploration and Production          30,118     26,428
         Natural Gas Marketing               18,315     13,175
                                           --------   --------
            Total Oil & Gas Operations       48,433     39,603
                                           --------   --------

         Real Estate                          2,242      2,193
         Other                                4,258      1,398
                                           --------   --------

TOTAL REVENUES                             $139,353   $143,864
                                           ========   ========
OPERATING PROFIT:
         Contract Drilling-Domestic        $  6,511   $  7,664
         Contract Drilling-International      2,510      9,941
                                           --------   --------
            Total Contract Drilling           9,021     17,605
                                           --------   --------

         Exploration and Production          12,694      4,505
         Natural Gas Marketing                  950        941
                                           --------   --------
            Total Oil & Gas Operations       13,644      5,446
                                           --------   --------

         Real Estate                          1,385      1,391
                                           --------   --------
            Total Operating Profit           24,050     24,442
                                           --------   --------
OTHER                                           (68)    (4,563)
                                          ---------   --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE              $ 23,982   $ 19,879
                                           ========   ========

                                      -11-

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1999

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

First Quarter 2000 vs First Quarter 1999

The Company reported net income of $14,120,000 ($0.28 per share) from revenues of $139,353,000 for the first quarter ended December 31, 1999, compared with net income of $12,811,000 ($0.26 per share) from revenues of $143,864,000 for the first quarter of the prior fiscal year. Net income in the first quarter of fiscal 2000 included $1,754,000 ($0.04 per share) from the sale of investment securities versus $71,000 in the same period of last year.

EXPLORATION and PRODUCTION

Exploration and Production reported operating profit of $12,694,000 for the first quarter compared with $4,505,000 for the same period of fiscal 1999. Oil & gas revenues increased to $30.1 million from $26.4 million.

Natural gas revenues increased $6.5 million, or 33 percent, due primarily to higher gas prices (28 percent) and natural gas volumes (4 percent). Oil revenues increased $1.9 million, or 95 percent, as oil prices more than doubled from the first quarter of fiscal 1999. Natural gas prices averaged $2.28 per mcf and $1.78 per mcf for the first quarter of fiscal 2000 and 1999, respectively. Natural gas volumes averaged 124.5 mmcf/d and 120.0 mmcf/d, respectively. Crude oil prices averaged $23.26 per bbl and $11.26 per bbl for the first quarter of fiscal 2000 and 1999, respectively. Crude oil volumes averaged 1,793 bbls/d and 1,821 bbls/d, respectively.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1999
                                   (continued)

Included in revenues in the first quarter of fiscal 1999 were gains from the sale of producing properties of approximately $4.6 million. Segment operating profit was increased by a reduction in geophysical expense of $4.9 million.

As previously announced, the Company has completed, or was in the process of completing during the first quarter, 28 out of 29 wells in which the Company has participated. It is estimated that the aggregate net initial production from those wells would total approximately 25 mmcfd and 500 barrels of oil per day. However, because of normal production declines of both existing and new production, and the timing of the new completions, the affect of the new production will be spread over several months. Additional exploratory and developmental drilling is planned in these same areas of interest, as well as, in other prospects currently being developed.


DOMESTIC DRILLING

Domestic Drilling's operating profit decreased $1.2 million, due primarily to lower margins and rig utilization in land operations, a $1.5 million increase in depreciation, or 21 percent, offset by increased activity in offshore operations. Land rig utilization was 75% for the quarter compared with 85% in the first quarter of fiscal 1999, but was improved over rates of 53% and 65% for the third and fourth quarters of fiscal 1999. Average dayrates for the current quarter also improved approximately 4% over the fourth quarter of fiscal 1999. Domestic offshore platform rig activity was at 100% for the first quarter of fiscal 2000 and 1999.


INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $2.5 million from $9.9 million. Revenues decreased to $34.2 million from $54.7 million. The decrease in operating profit is due primarily to lower rig utilization in Venezuela, Colombia and Australia and lower dayrates in Venezuela and Colombia. International rig utilization averaged 47% during the first quarter and 65% during last year's first quarter. Some improvement is anticipated in Ecuador, Argentina and Bolivia for the remainder of the fiscal year, but low activity may continue in Venezuela where 19 of the Company's 40 rigs are located and rig utilization has averaged 28% for the past three quarters.


OTHER

Revenues increased approximately $2.8 million due to an increase in gains from the sale of available-for-sale securities. Expenses were reduced, with interest expense decreasing to $.8 million from $1.6 million because of a substantial reduction in debt compared to the first quarter of fiscal 1999 and corporate general and administrative expense decreasing by 21% to $2.8 million, due primarily to lower airplane expense and advertising costs.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1999
                                   (continued)

The Company's effective income tax rate increased to 43% for the quarter compared to 39.5% for the first quarter of last year. The increase is due primarily to a larger proportionate income in higher-tax-rate jurisdictions in the Company's international drilling operations. The effective tax rate of 43% for fiscal 2000 could increase slightly, if projected operating results are not achieved.



Liquidity and Capital Resources

Net cash provided by operating activities was $44,360,000 for the first quarter of fiscal 2000, compared with $16,114,000 for the same period in 1999. Capital expenditures were $22,377,000 and $44,418,000 for the first quarter of fiscal 2000 and 1999, respectively.

The Company anticipates capital expenditures to be approximately $150 million for fiscal 2000, which is less than projected internally generated cash flows. During the quarter, the Company reduced borrowings by $5,000,000. The Company's indebtedness totaled $50,000,000 as of December 31, 1999, as described in note 7 to the Consolidated Condensed Financial Statements.

The Company's Board of Directors, at its December 1, 1999, quarterly Board meeting, approved an extension of the Company's previously approved stock repurchase program to allow the repurchase of up to an additional 1,000,000 shares of the Company's common stock. The original program authorized the repurchase of up to 2,000,000 shares or approximately four percent of its common stock. The Company repurchased 999,100 shares under the original program. The Company intends to periodically purchase additional shares in the open market or in private transactions. The repurchased shares will be held in treasury and used for general corporate purposes including use in the Company's benefit plans.

There were no other significant changes in the Company's financial position since September 30, 1999.



YEAR 2000 COMPLIANCE

During the past year the Company implemented various initiatives in an attempt to ensure that its hardware, software and equipment function properly with respect to dates before and after January 1, 2000 (the "Y2K Project"). The Company implemented the Y2K Project in four phases: identification, assessment, remediation and testing. The Company completed identification and assessment of all major systems that it believed could be affected by the Year 2000 issue. In response to the identification and assessment, the Company completed the remediation phase for all major Information Technology and Non-Information Technology systems. The Company completed system testing and implementation of all Y2K Project initiatives before the end of 1999.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1999

Additionally, the Company canvassed important raw material and service suppliers for Year 2000 compliance. The search did not reveal any irreplaceable suppliers that would materially impact our results of operations, liquidity or capital resources. The total cost of our Y2K project was approximately $800,000, which was funded through the Company's general funds.

To date, the Company has not experienced any significant Year 2000 related system failures nor, to our knowledge, have any of our irreplaceable suppliers. The Company intends to continue to monitor and test its systems for ongoing Year 2000 compliance; however, we cannot guarantee that our computer systems or the systems of other companies upon which our operations rely will not be adversely affected by problems associated with the Year 2000 issue.



                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.

Item 6(b) Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended December 31, 1999.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     FEBRUARY 14,       2000     /s/ DOUGLAS E. FEARS
     -----------------------          -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer



Date:    FEBRUARY 14,        2000     /s/ HANS C. HELMERICH
     -----------------------          -----------------------------------------
                                      Hans C. Helmerich, President

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   27               Financial Data Schedule