Form 10-Q
period 2000-03-31
HELMERICH & PAYNE INC
filed 2000-05-15
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: MARCH 31, 2000

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

            CLASS                                  OUTSTANDING AT MARCH 31, 2000
Common Stock,  .10 par value                                 49,718,694

                                                        TOTAL NUMBER OF PAGES 19

                             HELMERICH & PAYNE, INC.


                                      INDEX





PART I.  FINANCIAL INFORMATION


         Consolidated Condensed Balance Sheets -
         March 31, 2000 and September 30, 1999..................        3


         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         March 31, 2000 and 1999................................        4


         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended March 31, 2000 and 1999...............        5

         Consolidated Condensed Statement of Shareholders'
         Equity Six Months Ended March 31, 2000.................        6


         Notes to Consolidated Condensed Financial Statements...      7 - 12


         Revenues and Income by Business Segments...............       13


         Management's Discussion and Analysis of Results of
         Operations and Financial Condition.....................     14 - 18



PART II. OTHER INFORMATION......................................       19


         Signature Page.........................................       19

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                 (Unaudited)
                                                   March 31       September 30
                                                    2000             1999
                                                 -----------      -----------
ASSETS
Current Assets
      Cash and cash equivalents                  $    68,972      $    21,758
      Accounts receivable, net                        90,867           99,598
      Inventories                                     24,655           25,187
      Prepaid expenses and other                      17,830           14,081
                                                 -----------      -----------
         Total Current Assets                        202,324          160,624
                                                 -----------      -----------


Investments                                          291,610          238,475
Property, Plant and Equipment, net                   677,247          691,215
Other Assets                                          19,048           19,385
                                                 -----------      -----------

Total Assets                                     $ 1,190,229      $ 1,109,699
                                                 ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                           $    26,173      $    25,704
      Accrued liabilities                             40,058           41,200
      Notes payable                                       --            5,000
                                                 -----------      -----------
          Total Current Liabilities                   66,231           71,904
                                                 -----------      -----------

Noncurrent Liabilities
      Long-term notes payable                         50,000           50,000
      Deferred income taxes                          144,321          116,588
      Other                                           21,950           23,098
                                                 -----------      -----------
          Total Noncurrent Liabilities               216,271          189,686
                                                 -----------      -----------


SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                           5,353            5,353
      Preferred stock, no shares issued                   --               --
      Additional paid-in capital                      62,206           61,411
      Retained earnings                              772,432          745,956
      Unearned compensation                           (4,010)          (4,487)
      Accumulated other comprehensive income         106,470           75,182
                                                 -----------      -----------
                                                     942,451          883,415
      Less treasury stock, at cost                    34,724           35,306
                                                 -----------      -----------
          Total Shareholders' Equity                 907,727          848,109
                                                 -----------      -----------

Total Liabilities and Shareholders' Equity       $ 1,190,229      $ 1,109,699
                                                 ===========      ===========


See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                    Quarter Ended            Six Months Ended
                                                       March 31                  March 31
                                                   2000         1999         2000         1999
                                                --------     --------     --------     --------
REVENUES:
         Sales and other operating revenues     $140,241     $154,042     $275,435     $296,560
         Income from investments                  11,607        1,332       15,766        2,678
                                                --------     --------     --------     --------
                                                 151,848      155,374      291,201      299,238
                                                --------     --------     --------     --------

COST AND EXPENSES:
         Operating costs                          75,715       96,291      152,412      182,905
         Depreciation, depletion and
               amortization                       27,702       33,371       53,840       57,370
         Dry holes and abandonments                4,445        2,134        6,827        3,893
         Taxes, other than income taxes            7,730        6,654       14,242       13,075
         General and administrative                3,334        4,527        6,155        8,117
         Interest                                    801        1,877        1,622        3,479
                                                --------     --------     --------     --------
                                                 119,727      144,854      235,098      268,839
                                                --------     --------     --------     --------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                     32,121       10,520       56,103       30,399


INCOME TAX EXPENSE                                13,883        4,035       24,255       11,897


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                               1,035          867        1,545        1,661
                                                --------     --------     --------     --------


NET INCOME                                      $ 19,273     $  7,352     $ 33,393     $ 20,163
                                                ========     ========     ========     ========


EARNINGS PER COMMON SHARE:
         Basic                                  $   0.39     $   0.15     $   0.68     $   0.41
         Diluted                                    0.39     $   0.15     $   0.67     $   0.41


CASH DIVIDENDS (Note 2)                         $   0.07     $   0.07     $   0.14     $   0.14


AVERAGE COMMON SHARES OUTSTANDING:
         Basic                                    49,442       49,198       49,434       49,190
         Diluted                                  49,828       49,594       49,796       49,629


The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                              Six Months Ended
                                                                           03/31/00      03/31/99
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                $ 33,393      $ 20,163
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                                53,840        57,370
     Dry holes and abandonments                                               6,827         3,893
     Equity in income of affiliate before income taxes                       (2,494)       (2,679)
     Amortization of deferred compensation                                      763           781
     Gain on sale of securities                                             (12,576)         (116)
     Gain on sale of property, plant & equipment                               (784)       (5,735)
     Other, net                                                                 242           974
     Change in assets and liabilities-
         Accounts receivable                                                  8,731         6,953
         Inventories                                                            751        (1,088)
         Prepaid expenses and other                                          (3,630)       (6,896)
         Accounts payable                                                       469       (15,216)
         Accrued liabilities                                                 (1,142)         (601)
         Deferred income taxes                                                8,557          (954)
         Other noncurrent liabilities                                        (1,148)       (2,039)
                                                                           --------      --------
         Total adjustments                                                   58,406        34,647
                                                                           --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    91,799        54,810
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                            (47,411)      (74,002)
  Proceeds from sales of property, plant and equipment                        1,270         7,195
  Purchase of investments                                                        --            19
  Proceeds from sale of investments                                          12,569            53
                                                                           --------      --------


NET CASH USED IN INVESTING ACTIVITIES                                       (33,572)      (66,735)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                    --        69,000
  Payments made on notes payable                                             (5,000)      (54,300)
  Dividends paid                                                             (6,945)       (6,920)
  Purchase of stock for treasury                                               (450)           --
  Proceeds from exercise of stock options                                     1,382           375
                                                                           --------      --------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (11,013)        8,155
                                                                           --------      --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         47,214        (3,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               21,758        24,476
                                                                           --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 68,972      $ 20,706
                                                                           ========      ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)



                                                                                                           Accumulated
                                    Common Stock   Additional                          Treasury Stock        Other
                                   --------------   Paid-In     Unearned    Retained  ------------------  Comprehensive
                                   Shares  Amount   Capital   Compensation  Earnings  Shares     Amount       Income       Total
                                   ------  ------  ---------- ------------  --------- ------   ---------  -------------   --------
Balance, September 30, 1999        53,529  $5,353  $  61,411    $  (4,487)  $ 745,956  3,903   $(35,306)    $ 75,182      $ 848,109

Comprehensive Income:

  Net Income                                                                   33,393                                        33,393
  Other comprehensive income,
   net of tax - Unrealized gains
   on available-for-sale
   securities                                                                                                 31,288         31,288
                                                                                                                          ---------
Comprehensive income                                                                                                         64,681
                                                                                                                          ---------
Cash dividends ($0.14 per share)                                               (6,955)                                       (6,955)
Exercise of Stock Options                                638                            (104)       941                       1,579
Purchase of stock for treasury                                                            21       (450)                       (450)
Stock issued under Restricted
  Stock Award Plan                                       157         (248)               (10)        91
Amortization of deferred
  compensation                                                        725          38                                           763
                                   ------  ------  ---------    ---------   ---------  -----  ---------    ---------      ---------
Balance, March 31, 2000            53,529  $5,353  $  62,206    $  (4,010)  $ 772,432  3,810  $ (34,724)   $ 106,470      $ 907,727
                                   ======  ======  =========    =========   =========  =====  =========    =========      =========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2000, and March 31, 1999, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K and the Company's 2000 First Quarter Report on Form 10-Q.

2. The $.07 cash dividend declared in December, 1999, was paid March 1, 2000. On March 1, 2000, a cash dividend of $.07 per share was declared for shareholders of record on May 15, 2000, payable June 1, 2000.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $5,996,000 and $7,750,000 after-tax gains from sales of available-for-sale securities during the second quarter and first six months of fiscal 2000, respectively. After-tax gains from security sales were $71,000 and $-0- for the same periods in fiscal 1999.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $43,651,000.

                                           Gross          Gross           Est.
                                         Unrealized     Unrealized        Fair
                                Cost       Gains          Losses          Value
                              -------    ----------     ----------      --------
                                              (in thousands)
Equity Securities 03/31/00    $76,234     $174,789        $3,064        $247,959
Equity Securities 09/30/99    $76,057     $122,369        $1,108        $197,318

6.       Comprehensive Income -
         Comprehensive income, net of related tax, is as follows (in thousands):

                                   Three Months Ended      Six Months Ended
                                        March 31              March 31
                                    2000       1999        2000        1999
                                  -------     -------     -------     -------
Net Income                        $19,273     $ 7,352     $33,393     $20,163
Unrealized gain on
available-for-sale securities      21,133      10,746      31,288       9,235
                                  -------     -------     -------     -------
Comprehensive Income              $40,406     $18,098     $64,681     $29,398
                                  =======     =======     =======     =======

         The only component of accumulated comprehensive income is unrealized gains on available-for-sale securities.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

7.       Notes Payable and Long-term Debt -

         At March 31, 2000, the Company had committed bank lines of credit totaling $110 million; $60 million may be borrowed through May 2000, and $50 million may be borrowed through October 2003. The Company anticipates that it will renew $35 million out of the $60 million in credit lines set to expire in May 2000. Collectively, the Company had $50 million in outstanding borrowings and outstanding letters of credit totaling $7.5 million at March 31, 2000. The average rate on the borrowings at March 31, 2000, was 5.38 percent, including the estimated effect of an interest rate swap described below.

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

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                    Three Months Ended    Six Months Ended
                                         March 31             March 31
(in thousands)                       2000       1999      2000      1999
                                    ------     ------     ------     ------
Basic weighted-average shares       49,442     49,198     49,434     49,190
Effect of dilutive shares:
          Stock options                377        382        356        427
          Restricted stock               9         14          6         12
                                    ------     ------     ------     ------
                                       386        396        362        439
                                    ------     ------     ------     ------
Diluted weighted-average shares     49,828     49,594     49,796     49,629
                                    ======     ======     ======     ======

         Restricted stock of 180,000 shares at a weighted-average price of $37.73 and options to purchase 919,000 shares of common stock at a weighted-average price of $32.40 were outstanding at March 31, 2000, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the six months ended March 31, 2000, and 1999, is shown in the following table:


                          External      Inter-          Total        Operating
(in thousands)             Sales        Segment         Sales          Profit
                         ---------     ---------      ---------      ---------
March 31, 2000
CONTRACT DRILLING
 Domestic                $ 103,636     $   1,201      $ 104,837      $  14,672
 International              66,368            --         66,368          3,813
                         ---------     ---------      ---------      ---------
                           170,004         1,201        171,205         18,485
                         ---------     ---------      ---------      ---------
OIL & GAS OPERATIONS
 Exploration & Prod.        64,258            --         64,258         25,139
 Natural Gas Mktg.          36,149            --         36,149          2,784
                         ---------     ---------      ---------      ---------
                           100,407            --        100,407         27,923
                         ---------     ---------      ---------      ---------

REAL ESTATE                  4,480           775          5,255          2,728
OTHER                       16,310            --         16,310             --
ELIMINATIONS                    --        (1,976)        (1,976)            --
                         ---------     ---------      ---------      ---------
   TOTAL                 $ 291,201     $      --      $ 291,201      $  49,136
                         =========     =========      =========      =========


                          External       Inter-         Total       Operating
(in thousands)             Sales        Segment         Sales      Profit(Loss)
                         ---------     ---------      ---------    ------------
March 31, 1999
CONTRACT DRILLING
 Domestic                $ 118,135     $   1,946      $ 120,081      $  19,368
 International             104,538            --        104,538         19,023
                         ---------     ---------      ---------      ---------
                           222,673         1,946        224,619         38,391
                         ---------     ---------      ---------      ---------
OIL & GAS OPERATIONS
 Exploration & Prod.        45,277            --         45,277         (1,765)
 Natural Gas Mktg.          24,656            --         24,656          1,980
                         ---------     ---------      ---------      ---------
                            69,933            --         69,933            215
                         ---------     ---------      ---------      ---------

REAL ESTATE                  4,288           762          5,050          2,661
OTHER                        2,344            --          2,344             --
ELIMINATIONS                    --        (2,708)        (2,708)            --
                         ---------     ---------      ---------      ---------
   TOTAL                 $ 299,238     $      --      $ 299,238      $  41,267
                         =========     =========      =========      =========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the quarters ended March 31, 2000, and 1999, is shown in the following table:


                          External      Inter-          Total        Operating
(in thousands)             Sales        Segment         Sales          Profit
                         ---------     ---------      ---------      ---------
March 31, 2000
CONTRACT DRILLING
 Domestic                $  53,417     $     692      $  54,109      $   8,161
 International              32,167            --         32,167          1,303
                         ---------     ---------      ---------      ---------
                            85,584           692         86,276          9,464
                         ---------     ---------      ---------      ---------

OIL & GAS OPERATIONS
 Exploration & Prod.        34,140            --         34,140         12,445
 Natural Gas Mktg.          17,834            --         17,834          1,834
                         ---------     ---------      ---------      ---------
                            51,974            --         51,974         14,279
                         ---------     ---------      ---------      ---------

REAL ESTATE                  2,238           387          2,625          1,343
OTHER                       12,052            --         12,052             --
ELIMINATIONS                    --        (1,079)        (1,079)            --
                         ---------     ---------      ---------      ---------
   TOTAL                 $ 151,848     $      --      $ 151,848      $  25,086
                         =========     =========      =========      =========


                          External      Inter-          Total         Operating
(in thousands)             Sales        Segment         Sales       Profit(Loss)
                         ---------     ---------      ---------     -----------
March 31, 1999
CONTRACT DRILLING
 Domestic                $  72,150     $     554      $  72,704      $  11,704
 International              49,853            --         49,853          9,082
                         ---------     ---------      ---------      ---------
                           122,003           554        122,557         20,786
                         ---------     ---------      ---------      ---------
OIL & GAS OPERATIONS
 Exploration & Prod.        18,849            --         18,849         (6,270)
 Natural Gas Mktg.          11,481            --         11,481          1,039
                         ---------     ---------      ---------      ---------
                            30,330            --         30,330         (5,231)
                         ---------     ---------      ---------      ---------

REAL ESTATE                  2,095           377          2,472          1,270
OTHER                          946            --            946             --
ELIMINATIONS                    --          (931)          (931)            --
                         ---------     ---------      ---------      ---------
   TOTAL                 $ 155,374     $      --      $ 155,374      $  16,825
                         =========     =========      =========      =========

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

                                      Quarter Ended            Six Months Ended
                                 03/31/00      03/31/99      03/31/00      03/31/99
                                 --------      --------      --------      --------
Segment operating profit         $ 25,086      $ 16,825      $ 49,136      $ 41,267

Unallocated amounts:
 Income from investments           11,607         1,332        15,766         2,678
 General corporate expense         (3,334)       (4,527)       (6,155)       (8,117)
 Interest expense                    (801)       (1,877)       (1,622)       (3,479)
 Corporate depreciation              (417)         (332)         (804)         (693)
 Other corporate expense              (20)         (901)         (218)       (1,257)
                                 --------      --------      --------      --------
   Total unallocated amounts        7,035        (6,305)        6,967       (10,868)
                                 --------      --------      --------      --------
Income before income taxes
and equity in income of
affiliate                        $ 32,121      $ 10,520      $ 56,103      $ 30,399
                                 ========      ========      ========      ========


The following table presents revenues from external customers by country based on the location of service provided (in thousands).

                      Quarter Ended            Six Months Ended
                  03/31/00     03/31/99     03/31/00     03/31/99
                  --------     --------     --------     --------
Revenues
 United States    $119,681     $105,521     $224,833     $194,700
 Venezuela           8,835       15,600       17,882       37,918
 Colombia           11,204       17,515       23,448       34,646
 Other Foreign      12,128       16,738       25,038       31,974
                  --------     --------     --------     --------
    Total         $151,848     $155,374     $291,201     $299,238
                  ========     ========     ========     ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)

                                                 Fiscal Year 2000                 FY 1999
                                       1st Qtr        2nd Qtr       Six Mos.      Six Mos.
                                      ---------      ---------     ---------     ---------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic          $  50,219      $  53,417     $ 103,636     $ 118,135
  Contract Drilling-International        34,201         32,167        66,368       104,538
                                      ---------      ---------     ---------     ---------
    Total Contract Drilling              84,420         85,584       170,004       222,673
                                      ---------      ---------     ---------     ---------

  Exploration and Production             30,118         34,140        64,258        45,277
  Natural Gas Marketing                  18,315         17,834        36,149        24,656
                                      ---------      ---------     ---------     ---------
    Total Oil & Gas Operations           48,433         51,974       100,407        69,933
                                      ---------      ---------     ---------     ---------

  Real Estate                             2,242          2,238         4,480         4,288
  Other                                   4,258         12,052        16,310         2,344
                                      ---------      ---------     ---------     ---------

TOTAL REVENUES                        $ 139,353      $ 151,848     $ 291,201     $ 299,238
                                      =========      =========     =========     =========

OPERATING PROFIT(LOSS):

  Contract Drilling-Domestic          $   6,511      $   8,161     $  14,672     $  19,368
  Contract Drilling-International         2,510          1,303         3,813        19,023
                                      ---------      ---------     ---------     ---------
    Total Contract Drilling Div.          9,021          9,464        18,485        38,391
                                      ---------      ---------     ---------     ---------

  Exploration and Production             12,694         12,445        25,139        (1,765)
  Natural Gas Marketing                     950          1,834         2,784         1,980
                                      ---------      ---------     ---------     ---------
    Total Oil & Gas Division             13,644         14,279        27,923           215
                                      ---------      ---------     ---------     ---------

  Real Estate Division                    1,385          1,343         2,728         2,661
                                      ---------      ---------     ---------     ---------
    Total Operating Profit               24,050         25,086        49,136        41,267
                                      ---------      ---------     ---------     ---------
OTHER                                       (68)         7,035         6,967       (10,868)

INCOME BEFORE INCOME TAXES AND
                                      ---------      ---------     ---------     ---------
EQUITY IN INCOME OF AFFILIATE         $  23,982      $  32,121     $  56,103     $  30,399
                                      =========      =========     =========     =========


See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 1999 Annual Report on Form 10-K and the Company's 2000 First Quarter Report on Form 10-Q and the condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2000 VS SECOND QUARTER 1999

The Company reported net income of $19,273,000 ($0.39 per share) from revenues of $151,848,000 for the second quarter ended March 31, 2000, compared with net income of $7,352,000 ($0.15 per share) from revenues of $155,374,000 for the second quarter of the prior fiscal year. Net income in the second quarter of fiscal 2000 included $5,996,000 ($0.12 per share) from the sale of investment securities. There were no sales of investment securities in the second quarter of fiscal 1999.


EXPLORATION & PRODUCTION

Exploration and Production reported operating profit of $12,445,000 for the second quarter compared with a loss of $6,270,000 for the same period of fiscal 1999. Oil and gas revenues increased to $34.1 million from $18.8 million.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000
                                   (Continued)

Natural gas revenues increased $10.7 million, or 62 percent, due primarily to higher gas prices (50 percent) and natural gas volumes (9 percent). Oil revenues increased $4.6 million, or 286 percent, as oil prices more than doubled from the second quarter of fiscal 1999. Natural gas prices averaged $2.25 per mcf and $1.50 per mcf for the second quarter of fiscal 2000 and 1999, respectively. Natural gas volumes averaged 136.6 mmcf/d and 125.2 mmcf/d, respectively. Crude oil prices averaged $27.33 per bbl and $11.21 per bbl for the second quarter of fiscal 2000 and 1999, respectively. Crude oil volumes averaged 2,383 bbls/d and 1,687 bbls/d, respectively.

Exploration expenses increased in the quarter as the result of an increased exploration budget. Dry hole costs increased $1.7 million, depreciation and depletion increased $1.4 million and geophysical expense increased $0.7 million. Last year's second quarter was negatively impacted by an $8.9 million FAS 121 impairment charge.

The Company participated in an additional 12 wells during the second quarter, bringing the total wells drilled during the fiscal year to 41.


DOMESTIC DRILLING

Domestic Drilling's operating profit decreased $3.5 million, due primarily to lower margins in land operations, decrease in rig utilization in offshore operations (92 percent vs 98 percent), and a $0.7 million increase (9 percent) in depreciation. Also included in the second quarter operating profit was final earnings of $1.1 million from the Company's Jade construction project, compared with $1.9 million in the second quarter of 1999. Land rig utilization was 82 percent for the quarter compared with 74 percent in the second quarter of fiscal 1999.

The Company recently announced plans to add four new highly-mobile, medium-depth rigs to its domestic fleet in an improving domestic land rig market. These rigs should be available in fiscal 2001.


INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $1.3 million from $9.1 million. Revenues decreased to $32.2 million from $49.9 million. The decrease in operating profit is due primarily to lower rig utilization in Venezuela, Colombia and Australia and lower dayrates in Venezuela and Colombia. International rig utilization averaged 45 percent during the second quarter and 56 percent during last year's second quarter.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000
                                   (Continued)

OTHER

Other revenues increased approximately $11 million over last year, with $9.7 million due to gains from the sale of available-for-sale securities and $0.5 million due to an increase in interest income. Interest expense decreased to $0.8 million from $1.9 million because of a substantial reduction in short-term debt. Corporate general and administrative costs decreased to $3.3 million from $4.5 million, due primarily to significantly reduced aircraft maintenance expense and increased allocation to drilling operations as the result of increased rig activity.

The Company's effective income tax rate increased to 43 percent for the quarter compared to 38.5 percent for the second quarter of last year. The increase is due primarily to a larger proportion of income earned in higher tax rate jurisdictions in the Company's international drilling operations. The effective tax rate of 43 percent for fiscal 2000 could increase slightly if projected operating results are not achieved.


SIX MONTHS ENDED MARCH 31, 2000 VS SIX MONTHS ENDED MARCH 31, 1999

The Company reported net income of $33,393,000 ($0.67 per share) from revenues of $291,201,000 for the six months ended March 31, 2000, compared with net income of $20,163,000 ($0.41 per share) from revenues of $299,238,000 for the first six months of the prior fiscal year. Net income in the first six months of fiscal 2000 included $7,750,000 ($0.16 per share) from the sale of investment securities versus $71,000 in the same period of last year.


EXPLORATION AND PRODUCTION

Exploration and Production reported an operating profit of $25,139,000 for the first six months compared with an operating loss of $1,765,000 for the same period of fiscal 1999. Oil and gas revenues increased to $64.3 million from $45.3 million.

Natural gas revenues increased $17.2 million, or 47 percent, due primarily to higher gas prices (38 percent) and natural gas volumes (6 percent). Oil revenues increased $6.5 million, or 181 percent, as oil prices more than doubled from the first six months of fiscal 1999. Natural gas prices averaged $2.27 per mcf and $1.64 per mcf for the first six months of fiscal 2000 and 1999, respectively. Natural gas volumes averaged 130.1 mmcf/d and 122.5 mmcf/d, respectively. Crude oil prices averaged $25.64 per bbl and $11.23 per bbl for the first six months of fiscal 2000 and 1999, respectively. Crude oil volumes averaged 2,134 bbls/d and 1,755 bbls/d, respectively.

Included in revenues for the first six months of fiscal 1999 were gains from the sale of producing properties of approximately $4.6 million. Fiscal 1999 also included a $9.6 million FAS 121 impairment charge, which is included in depreciation and depletion. Fiscal 2000 exploration expenses were higher, including increases in dry hole costs ($2.1 million), impairment of undeveloped leases ($1.0 million) and depreciation and depletion ($2.2 million). Geophysical expense decreased to $2.4 million from $6.6 million in fiscal 1999.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000
                                   (Continued)

As previously announced, the Company has completed, or was in the process of completing during the first six months, 37 out of 41 wells in which the Company has participated. Four have been deemed dry holes. Current net producing rates from 29 of the 37 successful wells are 27 mmcf/d and 518 barrels of oil per day. Eight additional wells are in the process of being completed or are waiting on pipeline connection.


DOMESTIC DRILLING

Domestic Drilling's operating profit decreased $4.7 million, due primarily to lower margins in land operations, a $2.2 million increase in depreciation, or 15 percent, and lower earnings from the Company's Jade construction project ($1.1 million in fiscal 2000 vs $2.6 million in 1999). Land rig utilization for the first six months of fiscal 2000 was 79 percent, compared with 80 percent in 1999. Offshore rig utilization for the same periods was 96 percent and 99 percent, respectively.


INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $3.8 million from $19 million. Revenues decreased to $66.4 million from $104.5 million. The decrease in operating profit is due primarily to lower rig utilization in Venezuela, Colombia and Australia and lower dayrates in Venezuela and Colombia. International rig utilization averaged 46 percent during the first six months, and 60 percent during last year's first six months.


OTHER

Other revenues increased approximately $14 million over last year, with $12.5 million due to gains from the sale of available-for-sale securities and $0.5 million due to an increase in interest income. Interest expense decreased to $1.6 million from $3.5 million because of a substantial reduction in short-term debt. Corporate general and administrative costs decreased to $6.2 million from $8.1 million, due primarily to significantly reduced aircraft maintenance expense and increased allocation to drilling operations as the result of increased rig activity.

The Company's effective income tax rate increased to 43 percent compared to 39 percent for the first six months of 1999. The increase is due primarily to a larger proportion of income earned in higher tax rate jurisdictions in the Company's international drilling operations. The effective tax rate of 43 percent for fiscal 2000 could increase slightly if projected operating results are not achieved.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $91,799,000 for the first six months of fiscal 2000, compared with $54,810,000 for the same period in 1999. Capital expenditures were $47,411,000 and $74,002,000 for the first six months of fiscal 2000 and 1999, respectively.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000
                                   (Continued)

The Company anticipates capital expenditures to be approximately $150 million for fiscal 2000, which is less than projected for internally generated cash flows. The Company's indebtedness totaled $50,000,000 as of March 31, 2000, as described in note 7 to the Consolidated Condensed Financial Statements.

During the second quarter, the Company purchased 20,600 shares of the Company's common stock under the previously approved stock repurchase program that authorizes the purchase of up to an additional 1,000,000 shares of the Company's common stock.

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

The total cost of our Year 2000 project was approximately $800,000, which was funded through the Company's general funds.

To date, the Company has not experienced any significant Year 2000 related system failures nor, to our knowledge, have any of our irreplaceable suppliers. The Company intends to continue to monitor and test its systems for ongoing Year 2000 compliance; however, we cannot guarantee that our computer system or the systems of other companies upon which our operations rely will not be adversely affected by problems associated with the Year 2000 issue.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                 March 31, 2000

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 1, 2000, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: W. H. Helmerich, III, 41,300,294 for and 600,723 withheld; Glenn A. Cox, 41,318,945 for and 582,072 withheld; and Edward B. Rust, Jr., 41,324,974 for and 576,045 withheld. There were no broker non-votes nor other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, George A. Schaefer, William L. Armstrong, L. F. Rooney, III, and John D. Zeglis.


Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 31, 2000.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: MAY 15, 1999                     /s/ DOUGLAS E. FEARS
                                       -----------------------------------------
                                       Douglas E. Fears, Chief Financial Officer




Date: MAY 15, 1999                     /s/ HANS C. HELMERICH
                                       -----------------------------------------
                                       Hans C. Helmerich, President

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule