Form 10-Q
period 2000-06-30
HELMERICH & PAYNE INC
filed 2000-08-08
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: JUNE 30, 2000

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


Former name, former address and former fiscal year, if changed since last report:
                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---


        CLASS                                 OUTSTANDING AT JUNE 30, 2000
Common Stock, .10 par value                          49,857,738



                                                       TOTAL NUMBER OF PAGES 18
                                                                             --

                             HELMERICH & PAYNE, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
      June 30, 2000 and September 30, 1999 ................................         3

      Consolidated Condensed Statements of Income -
      Three Months and Nine Months Ended
      June 30, 2000 and 1999 ..............................................         4

      Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended June 30, 2000 and 1999 ............................         5

      Consolidated Condensed Statement of Shareholders' Equity
      Nine Months Ended June 30, 2000 .....................................         6

      Notes to Consolidated Condensed Financial Statements ................    7 - 12

      Revenues and Income by Business Segments ............................        13

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations .................................   14 - 18

PART II. OTHER INFORMATION ................................................        18

      Signature Page ......................................................        18

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                          (Unaudited)
                                                             June 30      September 30
                                                               2000           1999
                                                          ------------    ------------
ASSETS
Current Assets
        Cash and cash equivalents                         $     88,699    $     21,758
        Accounts receivable, net                                99,690          99,598
        Inventories                                             25,006          25,187
        Prepaid expenses and other                              18,857          14,081
                                                          ------------    ------------
           Total Current Assets                                232,252         160,624
                                                          ------------    ------------

Investments                                                    276,671         238,475
Property, plant and equipment, net                             670,141         691,215
Other assets                                                    17,911          19,385
                                                          ------------    ------------
              Total Assets                                $  1,196,975    $  1,109,699
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Accounts payable                                  $     27,165    $     25,704
        Accrued liabilities                                     38,555          41,200
        Notes payable                                               --           5,000
                                                          ------------    ------------
              Total Current Liabilities                         65,720          71,904
                                                          ------------    ------------

Noncurrent Liabilities
        Long-term notes payable                                 50,000          50,000
        Deferred income taxes                                  143,031         116,588
        Other                                                   23,023          23,098
                                                          ------------    ------------
              Total Noncurrent Liabilities                     216,054         189,686
                                                          ------------    ------------

SHAREHOLDERS' EQUITY
        Common stock, par value, $.10 per
         share                                                   5,353           5,353
        Preferred stock, no shares issued                           --              --
        Additional paid-in capital                              63,151          61,411
        Retained earnings                                      787,264         745,956
        Unearned compensation                                   (3,644)         (4,487)
        Accumulated other comprehensive income                  96,534          75,182
                                                          ------------    ------------
                                                               948,658         883,415
        Less treasury stock, at cost                            33,457          35,306
                                                          ------------    ------------
              Total Shareholders' Equity                       915,201         848,109
                                                          ------------    ------------

Total Liabilities and Shareholders' Equity                $  1,196,975    $  1,109,699
                                                          ============    ============




The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                      Quarter Ended          Nine Months Ended
                                                        June 30                   June 30
                                                   2000         1999         2000          1999
                                                ----------   ----------   ----------   ----------
REVENUES:
      Sales and other operating revenues        $  149,760   $  129,284   $  425,195   $  425,844
      Income from investments                        2,208        2,515       17,974        5,193
                                                ----------   ----------   ----------   ----------
                                                   151,968      131,799      443,169      431,037
                                                ----------   ----------   ----------   ----------

COST AND EXPENSES:
      Operating costs                               77,124       73,888      229,536      256,793
      Depreciation, depletion and
       amortization                                 26,712       25,341       80,552       82,711
      Dry holes and abandonments                     7,811        3,063       14,638        6,956
      Taxes, other than income taxes                 7,716        5,975       21,958       19,050
      General and administrative                     2,466        3,296        8,621       11,413
      Interest                                         767        1,928        2,389        5,407
                                                ----------   ----------   ----------   ----------
                                                   122,596      113,491      357,694      382,330
                                                ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                       29,372       18,308       85,475       48,707

INCOME TAX EXPENSE                                  11,648        7,293       35,903       19,190

EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                   833        1,181        2,378        2,842
                                                ----------   ----------   ----------   ----------

NET INCOME                                      $   18,557   $   12,196   $   51,950   $   32,359
                                                ==========   ==========   ==========   ==========

EARNINGS PER COMMON SHARE:
      Basic                                     $     0.37   $     0.25   $     1.05   $     0.66
      Diluted                                   $     0.37   $     0.24   $     1.04   $     0.65

CASH DIVIDENDS (Note 2)                         $    0.075   $     0.07   $    0.215   $     0.21

AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                         49,571       49,252       49,480       49,211
      Diluted                                       50,227       49,933       49,940       49,730



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                06/30/00      06/30/99
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                    $   51,950    $   32,359
 Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation, depletion and amortization                     80,552        82,711
      Dry holes and abandonments                                   14,638         6,956
      Equity in income of affiliate before income taxes            (3,836)       (4,583)
      Amortization of deferred compensation                         1,148         1,177
      Gain on sale of securities                                  (12,576)       (1,310)
      Gain on sale of property, plant & equipment                  (1,368)       (6,984)
      Other, net                                                      588           923
      Change in assets and liabilities-
            Accounts receivable                                       (92)       21,057
            Inventories                                               181        (1,062)
            Prepaid expenses and other                             (3,318)       (6,826)
            Account payable                                         1,461       (17,346)
            Accrued liabilities                                    (2,645)       (3,776)
            Deferred income taxes                                  13,356         2,511
            Other noncurrent liabilities                              (75)       (2,103)
                                                               ----------    ----------
            Total adjustments                                      88,014        71,345
                                                               ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         139,964       103,704
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                  (76,676)      (93,150)
  Proceeds from sales of property, plant and equipment              3,639         9,405
  Purchase of investments                                              --          (725)
  Proceeds from sale of investments                                12,569         1,285
                                                               ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                             (60,468)      (83,185)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                          --        99,000
  Payments made on notes payable                                   (5,000)     (107,800)
  Dividends paid                                                  (10,699)      (10,389)
  Purchases of stock for treasury                                    (450)           --
  Proceeds from exercise of stock options                           3,594         1,249
                                                               ----------    ----------

NET CASH USED IN FINANCING ACTIVITIES                             (12,555)      (17,940)
                                                               ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          66,941         2,579
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     21,758        24,476
                                                               ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   88,699    $   27,055
                                                               ==========    ==========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)



                                             Common Stock         Additional
                                        ----------------------     Paid-In      Unearned     Retained
                                         Shares       Amount       Capital    Compensation   Earnings
                                        ---------    ---------    ----------  ------------   --------
Balance, September 30, 1999                53,529    $   5,353    $  61,411    $  (4,487)   $ 745,956

Comprehensive Income:

  Net Income                                                                                   51,950
  Other comprehensive income,
   net of tax - unrealized gains on
   available-for-sale securities

Comprehensive income

Cash dividends ($0.215 per share)                                                             (10,699)
Exercise of Stock Options                                             1,583
Purchase of stock for treasury
Stock issued under Restricted Stock
 Award Plan                                                             157         (248)
Amortization of deferred compensation                                              1,091           57
                                        ---------    ---------    ---------    ---------    ---------

Balance, June 30, 2000                     53,529    $   5,353    $  63,151    $  (3,644)   $ 787,264
                                        =========    =========    =========    =========    =========

                                                                Accumulated
                                            Treasury Stock         Other
                                         ---------------------  Comprehensive
                                          Shares      Amount       Income        Total
                                         ---------   ---------  -------------  ---------
Balance, September 30, 1999                  3,903   $ (35,306)   $  75,182    $ 848,109

Comprehensive Income:

  Net Income                                                                      51,950
  Other comprehensive income,
   net of tax - unrealized gains on
   available-for-sale securities                                     21,352       21,352
                                                                               ---------
Comprehensive income                                                              73,302
                                                                               ---------
Cash dividends ($0.215 per share)                                                (10,699)
Exercise of Stock Options                     (243)      2,208                     3,791
Purchase of stock for treasury                  21        (450)                     (450)
Stock issued under Restricted Stock
 Award Plan                                    (10)         91                        --
Amortization of deferred compensation                                              1,148
                                         ---------   ---------    ---------    ---------

Balance, June 30, 2000                       3,671   $ (33,457)   $  96,534    $ 915,201
                                         =========   =========    =========    =========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2000, and June 30, 1999, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K and the Company's 2000 First and Second Quarter Reports on Form 10-Q.

2. The $.07 cash dividend declared in March, 2000, was paid June 1, 2000. On June 1, 2000, a cash dividend of $.075 per share was declared for shareholders of record on August 15, 2000, payable September 1, 2000.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $-0- and $7,750,000 after-tax gains from sales of available-for-sale securities during the third quarter and first nine months of fiscal 2000, respectively. After-tax gains from security sales were $732,000 and $803,000 for the same periods in fiscal 1999.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $44,993,000.

                                                       Gross          Gross           Est.
                                                    Unrealized     Unrealized         Fair
                                       Cost           Gains           Losses          Value
                                                        (in thousands)
                                  -------------   -------------   -------------   -------------
Equity Securities 06/30/00        $      75,979   $     158,525   $       2,826   $     231,678
Equity Securities 09/30/99        $      76,057   $     122,369   $       1,108   $     197,318

6.       Comprehensive Income -

         Comprehensive income, net of related tax, is as follows:

                                                              Three Months Ended           Nine Months Ended
                                                                     June 30                   June 30
                                                              2000           1999        2000          1999
                                                                               (in thousands)
                                                            ----------    ----------   ----------   ----------
Net Income                                                  $   18,557    $   12,196   $   51,950   $   32,359
Net unrealized gains(losses)
   on available-for-sale
   securities                                                   (9,936)       11,214       21,352       20,449
                                                            ----------    ----------   ----------   ----------
Comprehensive Income                                        $    8,621    $   23,410   $   73,302   $   52,808
                                                            ==========    ==========   ==========   ==========

The only component of accumulated comprehensive income is unrealized gains on available-for-sale securities.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

7.       Notes payable and Long-term Debt -

         At June 30, 2000, the Company had committed bank lines of credit totaling $85 million; $35 million may be borrowed through May 2001, and $50 million may be borrowed through October 2003. Additionally, the Company had uncommitted credit facilities totaling $60 million. Collectively, the Company had $50 million in outstanding borrowings and outstanding letters of credit totaling $8.3 million at June 30, 2000. The average rate on the borrowings at June 30, 2000 was 5.38%, including the estimated effect of an interest rate swap described below.

         Concurrent with a $50 million borrowing under one of its committed facilities, the Company has entered into a 5-year, $50 million interest rate swap, which closely correlates with the terms and maturity of the facility. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5-year term of the note.

8.       Earnings per Share -

         Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                                   Three Months Ended         Nine Months Ended
                                                                          June 30                  June 30
(in thousands)                                                      2000          1999        2000          1999
                                                                 ----------   ----------   ----------   ----------
Basic weighted-average shares                                        49,571       49,252       49,480       49,211
Effect of dilutive shares:
     Stock options                                                      644          666          452          506
     Restricted stock                                                    12           15            8           13
                                                                 ----------   ----------   ----------   ----------
                                                                        656          681          460          519
                                                                 ----------   ----------   ----------   ----------
Diluted weighted-average
shares                                                               50,227       49,933       49,940       49,730
                                                                 ==========   ==========   ==========   ==========

         Restricted stock of 180,000 shares at a weighted-average price of $37.73 and options to purchase 538,000 shares of common stock at a weighted-average price of $36.84 were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

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

11.      Segment Information -

         The Company evaluates performance of its segments based upon operating profit or loss from operations before income taxes, which includes revenues from external and internal customers; operating costs; depreciation, depletion and amortization; dry holes and abandonments; and taxes other than income taxes. Intersegment sales are accounted for in the same manner as sales to unaffiliated customers. Other includes investments in available-for-sale securities, equity owned investments, as well as corporate operations.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


         Summarized financial information of the Company's reportable segments for the nine months ended June 30, 2000, and 1999, is shown in the following table:


                                    External        Inter-            Total          Operating
(in thousands)                       Sales          Segment           Sales           Profit
                                 -------------   -------------    -------------    -------------
JUNE 30, 2000
Contract Drilling
 Domestic                        $     156,686   $       2,213    $     158,899    $      24,719
 International                          99,345              --           99,345            5,632
                                 -------------   -------------    -------------    -------------
                                       256,031           2,213          258,244           30,351
                                 -------------   -------------    -------------    -------------
Oil & Gas Operations
 Exploration & Prod.                   105,716              --          105,716           42,054
 Natural Gas Marketing                  56,159              --           56,159            3,987
                                 -------------   -------------    -------------    -------------
                                       161,875              --          161,875           46,041
                                 -------------   -------------    -------------    -------------

Real Estate                              6,684           1,157            7,841            4,017
Other                                   18,579              --           18,579               --
Eliminations                                --          (3,370)          (3,370)              --
                                 -------------   -------------    -------------    -------------
   Total                         $     443,169   $          --    $     443,169    $      80,409
                                 =============   =============    =============    =============

                                   External          Inter-            Total         Operating
(in thousands)                       Sales          Segment            Sales           Profit
                                 -------------   -------------    -------------    -------------
JUNE 30, 1999
Contract Drilling
 Domestic                        $     165,983   $       2,433    $     168,416    $      25,700
 International                         147,066              --          147,066           26,330
                                 -------------   -------------    -------------    -------------
                                       313,049           2,433          315,482           52,030
                                 -------------   -------------    -------------    -------------
Oil & Gas Operations
 Exploration & Prod.                    67,641              --           67,641            3,680
 Natural Gas Marketing                  38,649              --           38,649            3,003
                                 -------------   -------------    -------------    -------------
                                       106,290              --          106,290            6,683
                                 -------------   -------------    -------------    -------------

Real Estate                              6,476           1,147            7,623            3,994
Other                                    5,222              --            5,222               --
Eliminations                                --          (3,580)          (3,580)              --
                                 -------------   -------------    -------------    -------------
   Total                         $     431,037   $          --    $     431,037    $      62,707
                                 =============   =============    =============    =============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the quarters ended June 30, 2000, and 1999, is shown in the following table:

                                    External         Inter-           Total          Operating
(in thousands)                       Sales          Segment           Sales            Profit
                                 -------------   -------------    -------------    -------------
JUNE 30, 2000
Contract Drilling
 Domestic                        $      53,050   $       1,012    $      54,062    $      10,047
 International                          32,977              --           32,977            1,819
                                 -------------   -------------    -------------    -------------
                                        86,027           1,012           87,039           11,866
                                 -------------   -------------    -------------    -------------
Oil & Gas Operations
 Exploration & Prod                     41,458              --           41,458           16,915
 Natural Gas Marketing                  20,010              --           20,010            1,203
                                 -------------   -------------    -------------    -------------
                                        61,468              --           61,468           18,118
                                 -------------   -------------    -------------    -------------

Real Estate                              2,204             382            2,586            1,289
Other                                    2,269              --            2,269               --
Eliminations                                --          (1,394)          (1,394)              --
                                 -------------   -------------    -------------    -------------
   Total                         $     151,968   $          --    $     151,968    $      31,273
                                 =============   =============    =============    =============



                                  External          Inter-           Total           Operating
(in thousands)                      Sales          Segment           Sales            Profit
                                -------------   -------------    -------------    -------------
JUNE 30, 1999
Contract Drilling
 Domestic                       $      47,848   $         487    $      48,335    $       6,332
 International                         42,528              --           42,528            7,307
                                -------------   -------------    -------------    -------------
                                       90,376             487           90,863           13,639
                                -------------   -------------    -------------    -------------
Oil & Gas Operations
 Exploration & Prod                    22,364              --           22,364            5,445
 Natural Gas Marketing                 13,993              --           13,993            1,023
                                -------------   -------------    -------------    -------------
                                       36,357              --           36,357            6,468
                                -------------   -------------    -------------    -------------

Real Estate                             2,188             385            2,573            1,333
Other                                   2,878              --            2,878               --
Eliminations                               --            (872)            (872)              --
                                -------------   -------------    -------------    -------------
   Total                        $     131,799   $          --    $     131,799    $      21,440
                                =============   =============    =============    =============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

The following table reconciles segment operating profit per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

                                             Quarter Ended                    Nine Months Ended
(in thousands)                        06/30/00         06/30/99         06/30/00         06/30/99
                                   -------------    -------------    -------------    -------------
Segment operating profit           $      31,273    $      21,440    $      80,409    $      62,707

Unallocated amounts:
 Income from investments                   2,208            2,515           17,974            5,193
 General corporate expense                (2,466)          (3,296)          (8,621)         (11,413)
 Interest expense                           (767)          (1,928)          (2,389)          (5,407)
 Corporate depreciation                     (430)            (398)          (1,234)          (1,091)
 Other corporate expense                    (446)             (25)            (664)          (1,282)
                                   -------------    -------------    -------------    -------------
   Total unallocated amounts              (1,901)          (3,132)           5,066          (14,000)
                                   -------------    -------------    -------------    -------------

Income before income taxes
and equity in income of
affiliate                          $      29,372    $      18,308    $      85,475    $      48,707
                                   =============    =============    =============    =============



The following table presents revenues from external customers by country based on the location of service provided.

                                   Quarter Ended                  Nine Months Ended
(in thousands)               06/30/00        06/30/99         06/30/00        06/30/99
                           -------------   -------------   -------------   -------------
Revenues
 United States             $     118,991   $      89,271   $     343,824   $     283,971
 Venezuela                         8,098          11,413          25,980          49,331
 Colombia                          9,736          13,972          33,184          48,618
 Other Foreign                    15,143          17,143          40,181          49,117
                           -------------   -------------   -------------   -------------
   Total                   $     151,968   $     131,799   $     443,169   $     431,037
                           =============   =============   =============   =============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)


                                          FISCAL YEAR 2000              Nine Mos.  Nine Mos.
                                 1st Qtr       2nd Qtr     3rd Qtr      06/30/00   06/30/99
                                 ---------    ---------   ---------    ---------   ---------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic     $  50,219    $  53,417   $  53,050    $ 156,686   $ 165,983
  Contract Drilling-Internat'l      34,201       32,167      32,977       99,345     147,066
                                 ---------    ---------   ---------    ---------   ---------
       Total Contract Drilling      84,420       85,584      86,027      256,031     313,049
                                 ---------    ---------   ---------    ---------   ---------

  Exploration and Production        30,118       34,140      41,458      105,716      67,641
  Natural Gas Marketing             18,315       17,834      20,010       56,159      38,649
                                 ---------    ---------   ---------    ---------   ---------
    Total Oil & Gas Operations      48,433       51,974      61,468      161,875     106,290
                                 ---------    ---------   ---------    ---------   ---------

  Real Estate                        2,242        2,238       2,204        6,684       6,476
  Other                              4,258       12,052       2,269       18,579       5,222
                                 ---------    ---------   ---------    ---------   ---------

Total Revenues                   $ 139,353    $ 151,848   $ 151,968    $ 443,169   $ 431,037
                                 =========    =========   =========    =========   =========


OPERATING PROFIT:

  Contract Drilling-Domestic     $   6,511    $   8,161   $  10,047    $  24,719   $  25,700
  Contract Drilling-Internat'l       2,510        1,303       1,819        5,632      26,330
                                 ---------    ---------   ---------    ---------   ---------
    Total Contract Drilling          9,021        9,464      11,866       30,351      52,030
                                 ---------    ---------   ---------    ---------   ---------

  Exploration and Production        12,694       12,445      16,915       42,054       3,680
  Natural Gas Marketing                950        1,834       1,203        3,987       3,003
                                 ---------    ---------   ---------    ---------   ---------
    Total Oil & Gas Operations      13,644       14,279      18,118       46,041       6,683
                                 ---------    ---------   ---------    ---------   ---------

  Real Estate                        1,385        1,343       1,289        4,017       3,994
                                 ---------    ---------   ---------    ---------   ---------

Total Operating Profit              24,050       25,086      31,273       80,409      62,707
                                 ---------    ---------   ---------    ---------   ---------


OTHER                                  (68)       7,035      (1,901)       5,066     (14,000)
                                 ---------    ---------   ---------    ---------   ---------


INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE    $  23,982    $  32,121   $  29,372    $  85,475   $  48,707
                                 =========    =========   =========    =========   =========

See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 1999 Annual Report on Form 10-K and the condensed consolidated financial statements included in the Company's 2000 First and Second Quarter Reports on Form 10-Q and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

THIRD QUARTER 2000 VS THIRD QUARTER 1999

The Company reported net income of $18,557,000 ($0.37 per share) from revenues of $151,968,000 for the third quarter ended June 30, 2000, compared with net income of $12,196,000 ($0.24 per share) from revenues of $131,799,000 for the third quarter of the prior fiscal year. Net income in the third quarter of fiscal 1999 included $732,000 ($0.01 per share) from the sale of investment securities. There were no sales of investment securities in the third quarter of fiscal 2000.

EXPLORATION & PRODUCTION

Exploration and Production reported operating profit of $16.9 million for the third quarter of fiscal 2000, compared with $5.4 million for the same period of fiscal 1999. Oil and gas revenues increased to $41.5 million, compared with $22.4 million in 1999.

Natural gas revenues increased 72% to $34.5 million from $20.0 million in 1999, due primarily to a 63% increase in the average gas price. Natural gas volumes were up 5%. Oil revenues increased to $6.5 million from $2.5 million in 1999 as the result of higher oil prices and volumes. Natural gas prices averaged $2.95

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000
                                   (Continued)

per mcf and $1.81 per mcf for the third quarter of fiscal 2000 and 1999, respectively. Natural gas volumes averaged 128.0 mmcf/d and 121.4 mmcf/d, respectively. Crude oil prices averaged $27.93 per bbl and $15.77 per bbl for the third quarter of fiscal 2000 and 1999, respectively. Crude oil volumes averaged 2,410 bbls/d and 1,689 bbls/d, respectively.

Exploration expenses increased in the current quarter as the result of increased dry hole costs, geophysical expense and impairment charges. Dry hole costs were $4.6 million for the quarter compared with $1.0 for the third quarter of 1999, geophysical expense was $1.6 million, compared with $0.2 million and impairment of undeveloped leases was $3.2 million, compared with $2.0 million. Operating expenses increased $1.4 million as production taxes increased with higher oil and gas revenues.

The Company participated in an additional 16 wells during the third quarter, bringing the total wells drilled during the fiscal year to 57. Drilling activity was primarily in South Texas and Oklahoma. Eleven new wells are producing or are in the process of completion, and five were deemed to be dry holes. The Company also sold 69 oil and gas properties, including two waterfloods, at auction in July, 2000, for $1.5 million.

DOMESTIC DRILLING

Domestic contract drilling revenues for the third quarter of 2000 and 1999 were $53.0 million and $47.8 million, respectively. Revenues included rig construction revenues of $0.1 million and $10.4 million for the same periods. Operating profit increased $3.7 million to $10.0 million for the third quarter of fiscal 2000, due primarily to improved results from land operations, as dayrates increased and land rig utilization averaged 89% during the current quarter, compared with 53% for last year's third quarter. Operating profit from offshore operations increased slightly as rig utilization was 90% during the third quarter, compared with 83% utilization in the third quarter of fiscal 1999. Operating profit in the third quarter of fiscal 1999 included $2.3 million from the Company's Jade construction project.

The Company recently announced that it had exercised its option to order four new land rigs and placed a further order for four additional new land rigs. The Company has ordered a total of twelve new land rigs since March 2000. The Company expects the first of the new highly-mobile, medium depth (8-18,000') rigs to commence operations in the first quarter of fiscal 2001, and all should be operational by mid-fiscal 2002. The cost of the first four rigs should be approximately $7.5 million each, with the last rigs costing approximately $8.25 million each.

INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $1.8 million in the third quarter of fiscal 2000, from $7.3 million in the third quarter of fiscal 1999. Revenues in the third quarter of fiscal 2000 decreased to $33.0 million from $42.5 million in the third quarter of fiscal 1999. The decrease in operating profit is due primarily to lower rig utilization in Bolivia and Australia and lower margins

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000
                                   (Continued)


in Bolivia and Argentina. International rig utilization averaged 47% during the current third quarter and 49% during last year's third quarter. In Venezuela, where the Company's largest international operation is located, the oil service market remained stagnant, clearly affected by the country's uncertain political environment.

OTHER

Other revenues decreased approximately $0.6 million over last year, with a $1.2 million reduction in gains from the sale of available-for-sale securities and a $0.9 million increase in interest income. Interest expense decreased to $0.8 million from $1.9 million because of a substantial reduction in short-term debt. Corporate general and administrative costs decreased to $2.5 million from $3.3 million, due primarily to lower aircraft maintenance expense and increased allocation to domestic drilling operations as a result of increased domestic rig activity.

The Company's effective income tax rate was 39.6% for the quarter, compared to 43% for the first and second quarters of fiscal 2000. The overall reduction in the Company's tax rate from 43% at March 31, 2000, to 42% at June 30, 2000, reduced the effective tax rate for the third quarter accordingly. The lower effective tax rate for the current quarter is the result of increased operating profit in the Company's oil and gas and domestic drilling operations.

NINE MONTHS ENDED JUNE 30, 2000 VS NINE MONTHS ENDED JUNE 30, 1999

The Company reported net income of $51,950,000 ($1.04 per share) from revenues of $443,169,000 for the nine months ended June 30, 2000, compared with net income of $32,359,000 ($0.65 per share) from revenues of $431,037,000 for the first nine months of the prior fiscal year. Net income in the first nine months of fiscal 2000, included $7,750,000 ($0.16 per share) from the sale of investment securities, compared with $803,000 ($0.02 per share) for the same period of fiscal 1999.

EXPLORATION AND PRODUCTION

Exploration and Production reported an operating profit of $42,054,000 for the first nine months of fiscal 2000, compared with an operating profit of $3,680,000 for the same period of fiscal 1999. Oil and gas revenues increased to $105.7 million from $67.6 million.

Natural gas revenues increased $31.7 million, or 56%, due primarily to higher gas prices (48%) and natural gas volumes (6%). Oil revenues increased $10.5 million, or 173%, as oil prices more than doubled, compared to the first nine months of fiscal 1999. Natural gas prices averaged $2.50 per mcf and $1.69 per mcf for the first nine months of fiscal 2000 and 1999, respectively. Natural gas volumes averaged 129.2 mmcf/d and 122.2 mmcf/d, respectively. Crude oil prices averaged $26.65 per bbl and $12.71 per bbl for the first nine months of fiscal 2000 and 1999, respectively. Crude oil volumes averaged 2,259 bbls/d and 1,733 bbls/d, respectively.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000
                                   (Continued)

Included in revenues for the first nine months of fiscal 1999, were gains from the sale of producing properties of approximately $4.6 million. Fiscal 1999 also included a $9.6 million impairment charge, which is included in depreciation, depletion and amortization expense. Fiscal 2000 exploration expenses were higher, including increases in dry hole costs ($5.7 million), impairment of undeveloped leases ($2.2 million), and depreciation, depletion and amortization expense ($2.0 million). Geophysical expense decreased to $4.0 million from $9.2 million in fiscal 1999.

DOMESTIC DRILLING

Revenues for the first nine months of fiscal 2000 and 1999, were $156.7 million and $166.0 million, respectively. Contract drilling revenues for the nine months of 2000 increased to $152.1 million from $128.5 million in 1999, while rig construction revenues decreased to $4.1 million in 2000 from $36.4 million in 1999.

Domestic Drilling's operating profit decreased $1.0 million, due primarily to lower earnings from the Company's Jade construction project ($0.9 million in fiscal 2000 vs $4.9 million in 1999), which was partially offset by improved results in the Company's land operations. Depreciation expense for the first nine months of fiscal 2000 increased to $26.0 million from $22.9 in fiscal 1999. The increase is the result of additional rigs put in service in the second half of fiscal 1999. Land rig utilization for the first nine months of fiscal 2000 was 82%, compared with 71% in 1999. Offshore rig utilization was 94% for the first nine months of both fiscal 2000 and 1999.

INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $5.6 million from $26.3 million. Revenues decreased to $99.3 million from $147.1 million. The significant decrease in revenues and operating profit is due primarily to lower rig utilization in Venezuela, Colombia and Australia and an overall reduction in dayrates and margins. International rig utilization averaged 46% during the first nine months of fiscal 2000 and 56% during the first nine months of fiscal 1999.

OTHER

Other revenues increased approximately $13 million over last year, with $11.3 million due to gains from the sale of available-for-sale securities and $1.4 million due to an increase in interest income. Interest expense decreased to $2.4 million from $5.4 million because of a substantial reduction in short-term debt. Corporate general and administrative costs decreased to $8.6 million from $11.4 million, due primarily to lower aircraft maintenance expense and increased allocation to domestic drilling operations as the result of increased domestic rig activity.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000
                                   (Continued)

The Company's effective income tax rate increased to 42%, compared to 39% for the first nine months of 1999. The increase is due primarily to a larger proportionate income earned in higher tax-rate jurisdictions in the Company's international drilling operations. The effective tax rate for the year was reduced to 42% at June 30, 2000, from the 43% rate used at March 31, 2000. This decrease in the effective tax rate compared to the March 31, 2000 effective tax rate is the result of increased operating profit from the Company's oil and gas and domestic drilling operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $139,964,000 for the first nine months of fiscal 2000, compared with $103,704,000 for the same period in 1999. Capital expenditures were $76,676,000 and $93,150,000 for the first nine months of fiscal 2000 and 1999, respectively.

The Company anticipates capital expenditures to be approximately $125 million for fiscal 2000, which is less than projected for internally generated cash flows. The Company's indebtedness totaled $50,000,000 as of June 30, 2000, as described in note 7 to the Consolidated Condensed Financial Statements.

During the second quarter of fiscal 2000, the Company purchased 20,600 shares of the Company's common stock under the previously approved stock repurchase program that authorizes the purchase of up to an additional 1,000,000 shares of the Company's common stock. No shares were purchased in the third quarter of fiscal 2000.

There were no other significant changes in the Company's financial position since September 30, 1999.


                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.

Item 6(b) REPORTS ON FORM 8-K

         There were no reports on Form 8-K for the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  AUGUST 8, 2000              /s/ DOUGLAS E. FEARS
      ---------------              -------------------------------------------
                                   Douglas E. Fears, Chief Financial Officer


Date:  AUGUST 8, 2000              /s/ HANS C. HELMERICH
      ---------------              -------------------------------------------
                                   Hans C. Helmerich, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27            Financial Data Schedule