Form 10-Q/A
period 1999-12-31
HELMERICH & PAYNE INC
filed 2000-12-19
CIK 46765

                                   FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]  For quarterly period ended: DECEMBER 31, 1999

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 YES  X    NO
                                                       ---      ---


             CLASS                             OUTSTANDING AT DECEMBER 31, 1999
Common Stock,  .10 par value                               49,655,900


                                                     TOTAL NUMBER OF PAGES   17
                                                                           ----

                             HELMERICH & PAYNE, INC.


                                      INDEX

     EXPLANATORY NOTE

     Helmerich & Payne, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report of Form 10-Q for the quarter ended December 31, 1999 to reflect the restatement of its unaudited interim Consolidated Condensed Financial Statements for the three months ended December 31, 1999. See the Financial Information and Note 12 thereto included elsewhere herein.


PART I. FINANCIAL INFORMATION


     Consolidated Condensed Balance Sheets - December 31, 1999 and
     September 30, 1999 ................................................................ 3


     Consolidated Condensed Statements of Income - Three Months Ended
     December 31, 1999 and 1998 ........................................................ 4


     Consolidated Condensed Statements of Cash Flows - Three Months Ended
     December 31, 1999 and 1998 ........................................................ 5


     Consolidated Condensed Statement of Shareholders' Equity Three Months
     Ended December 31, 1999 ........................................................... 6


     Notes to Consolidated Condensed Financial Statements ............................ 7 - 11


     Revenues and Income by Business Segments ......................................... 12


     Management's Discussion and Analysis of Results of Operations and
     Financial Condition ............................................................ 13 - 16


PART II. OTHER INFORMATION ............................................................ 17


     Signature Page ................................................................... 17

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                 December 31, 1999
                                                    (Restated-
                                                    See Note 12)       September 30
                                                     Unaudited             1999
                                                ------------------     ------------
ASSETS
Current Assets
      Cash and cash equivalents                     $    38,544         $    21,758
      Accounts receivable, net                           96,719              99,598
      Inventories                                        24,421              25,187
      Prepaid expenses and other                         18,983              14,081
                                                    -----------         -----------
         Total Current Assets                           178,667             160,624
                                                    -----------         -----------


Investments                                             255,558             238,475
Property, Plant and Equipment, net                      684,832             691,215
Other Assets                                             19,051              19,385
                                                    -----------         -----------

Total Assets                                        $ 1,138,108         $ 1,109,699
                                                    ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                              $    25,778         $    25,704
      Accrued liabilities                                43,986              41,200
      Notes payable                                          --               5,000
                                                    -----------         -----------
          Total Current Liabilities                      69,764              71,904
                                                    -----------         -----------

Noncurrent Liabilities
      Long-term notes payable                            50,000              50,000
      Deferred income taxes                             125,272             116,588
      Other                                              23,448              23,098
                                                    -----------         -----------
          Total Noncurrent Liabilities                  198,720             189,686
                                                    -----------         -----------

SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                              5,353               5,353
      Preferred stock, no shares issued                      --                  --
      Additional paid-in capital                         61,724              61,411
      Retained earnings                                 762,959             745,956
      Unearned compensation                              (4,376)             (4,487)
      Accumulated other comprehensive income             78,996              75,182
                                                    -----------         -----------
                                                        904,656             883,415
      Less treasury stock, at cost                       35,032              35,306
                                                    -----------         -----------
          Total Shareholders' Equity                    869,624             848,109
                                                    -----------         -----------

Total Liabilities and Shareholders' Equity          $ 1,138,108         $ 1,109,699
                                                    ===========         ===========



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                      Three Months Ended
                                                   (Restated-
                                                  See Note 12)
                                                   12/31/99        12/31/98
                                                   --------        --------
REVENUES:
      Sales and other operating revenues           $135,194        $142,518
      Income from investments                        14,387           1,346
                                                   --------        --------
                                                    149,581         143,864
                                                   --------        --------
COST AND EXPENSES:
      Operating costs                                76,697          86,614
      Depreciation, depletion and
        amortization                                 26,138          23,999
      Dry holes and abandonments                      2,382           1,759
      Taxes, other than income taxes                  6,512           6,421
      General and administrative                      2,821           3,590
      Interest                                          821           1,602
                                                   --------        --------
                                                    115,371         123,985
                                                   --------        --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                        34,210          19,879


INCOME TAX EXPENSE                                   14,259           7,862


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                    510             794
                                                   --------        --------


NET INCOME                                         $ 20,461        $ 12,811
                                                   ========        ========


EARNINGS PER COMMON SHARE:
      Basic                                        $   0.41        $   0.26
      Diluted                                      $   0.41        $   0.26


CASH DIVIDENDS (Note 2)                            $   0.07        $   0.07


AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                          49,427          49,182
      Diluted                                        49,764          49,664



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                              (Restated-
                                                              See Note 12)
                                                              12/31/99         12/31/98
                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                   $ 20,461         $ 12,811
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                   26,138           23,999
     Dry holes and abandonments                                  2,382            1,759
     Equity in income of affiliate before income taxes            (823)          (1,281)
     Amortization of deferred compensation                         377              386
     Gain on sale of securities and non-monetary
       investment income                                       (13,089)            (116)
     Gain on sale of property, plant & equipment                   (24)          (4,957)
     Other, net                                                    300              287
     Change in assets and liabilities-
         Accounts receivable                                     2,879            2,502
         Inventories                                               766           (1,581)
         Prepaid expenses and other                             (4,564)         (10,852)
         Accounts payable                                           74           (8,749)
         Accrued liabilities                                     2,786            1,770
         Deferred income taxes                                   6,347              675
         Other noncurrent liabilities                              350             (539)
                                                              --------         --------
         Total adjustments                                      23,899            3,303
                                                              --------         --------


NET CASH PROVIDED BY OPERATING ACTIVITIES                       44,360           16,114
                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs               (22,377)         (44,418)
  Proceeds from sales of property, plant and equipment             304            6,248
  Purchase of investments                                           --               15
  Proceeds from sale of investments                              2,833               53
                                                              --------         --------


NET CASH USED IN INVESTING ACTIVITIES                          (19,240)         (38,102)
                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                       --           58,000
  Payments made on notes payable                                (5,000)         (29,300)
  Dividends paid                                                (3,476)          (3,458)
  Proceeds from exercise of stock options                          142              160
                                                              --------         --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (8,334)          25,402
                                                              --------         --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                       16,786            3,414
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  21,758           24,476
                                                              --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 38,544         $ 27,890
                                                              ========         ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Restated-See Note 12)
                     (in thousands - except per share data)


                                                                                                            Accumulated
                                       Common Stock   Additional                          Treasury Stock       Other
                                      --------------   Paid-In    Unearned    Retained  -----------------  Comprehensive
                                      Shares  Amount   Capital  Compensation  Earnings  Shares    Amount       Income      Total
                                      ------  ------  --------- ------------  --------  ------   --------  -------------  --------
Balance, September 30, 1999           53,529  $5,353   $61,411     $(4,487)   $745,956   3,903   $(35,306)    $ 75,182    $848,109

Comprehensive Income:
  Net Income                                                                    20,461                                      20,461
  Other comprehensive income,
   net of tax - Unrealized gains
   on available-for-sale securities                                                                              3,814       3,814
                                                                                                                           -------

Comprehensive income                                                                                                        24,275
                                                                                                                           -------

Cash dividends ($0.07 per share)                                                (3,476)                                    ( 3,476)
Exercise of Stock Options                                  156                             (20)       183                      339
Stock issued under Restricted Stock
 Award Plan                                                157        (248)                (10)        91                       --
Amortization of deferred compensation                                  359          18                                         377
                                      ------  ------   -------     -------    --------   -----   --------     --------    --------
Balance, December 31, 1999            53,529  $5,353   $61,724     $(4,376)   $762,959   3,873   $(35,032)    $ 78,996    $869,624
                                      ======  ======   =======     =======    ========   =====   ========     ========    ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, which other than the restatement adjustments described in Note 12, consist only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 1999, and December 31, 1998, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10K.

2. The $.07 cash dividend declared in September, 1999, was paid December 1, 1999. On December 1, 1999, a cash dividend of $.07 per share was declared for shareholders of record on February 15, 2000, payable March 1, 2000.

3.   Inventories consist of materials and supplies.

4. Income from investments includes $2,861,000 and $116,000 from gains on sales of available-for-sale securities during the first quarter of fiscal years 2000 and 1999, respectively. Also included in income from investments for the first quarter of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and a non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded investment in securities accounted for under the equity method is $41,980,010.

                                                                     (Restated-See Note 12)
                                                              Gross          Gross            Est.
                                                            Unrealized     Unrealized         Fair
                                              Cost            Gains          Losses           Value
                                            --------        ----------     ----------        ------
                                                                 (in thousands)
          Equity Securities 12/31/99        $ 86,166        $129,993        $  2,581         213,578
          Equity Securities 09/30/99        $ 76,057        $122,369        $  1,108         197,318


6.   Comprehensive Income -

     The components of comprehensive income, net of related tax, for the three month periods ended December 31, 1999, and 1998, are as follows (in thousands):

                                                                                 (Restated-
                                                                                See Note 12)
                                                                                   Fiscal         Fiscal
                                                                                    2000           1999
                                                                                -----------      --------
              Net Income                                                           $20,461       $12,811
              Unrealized gain(loss) on securities                                    3,814        (1,511)
                                                                                  --------      --------
              Comprehensive income                                                 $24,275       $11,300
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

     A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                             Three Months Ended
      (in thousands)                       12-31-99     12-31-98
      --------------                       --------     --------
      Basic weighted-average shares         49,427        49,182
      Effect of dilutive shares:
          Stock options                        335           472
          Restricted stock                       2            10
                                            ------        ------
                                               337           482
                                            ------        ------
      Diluted weighted-average shares       49,764        49,664
                                            ======        ======

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

         Summarized financial information of the Company's reportable segments for the quarters ended December 31, 1999 and 1998 is shown in the following table:

         (Restated-See Note 12)    External    Inter-       Total      Operating
         (in thousands)             Sales      Segment      Sales       Profit
         ----------------------   ---------    -------    ---------    ---------
         December 31, 1999
         CONTRACT DRILLING
            Domestic              $  50,219    $   509    $  50,728    $  6,511
            International            34,201         --       34,201       2,510
                                  ---------    -------    ---------    --------
                                     84,420        509       84,929       9,021
                                  ---------    -------    ---------    --------
         OIL & GAS OPERATIONS
            Exploration & Prod       30,118         --       30,118      12,694
            Natural Gas Mktg         18,315         --       18,315         950
                                  ---------    -------    ---------    --------
                                     48,433         --       48,433      13,644
                                  ---------    -------    ---------    --------
         REAL ESTATE                  2,242        388        2,630       1,385
         OTHER                       14,486         --       14,486          --
         ELIMINATIONS                    --       (897)        (897)         --
                                  ---------    -------    ---------    --------
            TOTAL                 $ 149,581    $    --    $ 149,581    $ 24,050
                                  =========    =======    =========    ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



                                           External         Inter-             Total           Operating
              (in thousands)                Sales           Segment            Sales             Profit
              -----------------------     ---------        ---------         ---------         ---------
              December 31, 1998
              CONTRACT DRILLING
               Domestic                   $  45,985        $   1,392         $  47,377         $   7,664
               International                 54,685               --            54,685             9,941
                                          ---------        ---------         ---------         ---------
                                            100,670            1,392           102,062            17,605
                                          ---------        ---------         ---------         ---------
              OIL & GAS OPERATIONS
               Exploration & Prod.           26,428               --            26,428             4,505
               Natural Gas Mktg.             13,175               --            13,175               941
                                          ---------        ---------         ---------         ---------
                                             39,603               --            39,603             5,446
                                          ---------        ---------         ---------         ---------
              REAL ESTATE                     2,193              385             2,578             1,391
              OTHER                           1,398               --             1,398                --
              ELIMINATIONS                       --           (1,777)           (1,777)               --
                                          ---------        ---------         ---------         ---------
                 TOTAL                    $ 143,864        $      --         $ 143,864         $  24,442
                                          =========        =========         =========         =========


              The following table reconciles segment operating profit per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income (in thousands).

                                                       (Restated-See Note 12)
              Quarters Ended December 31,                       1999             1998
              ---------------------------              ----------------------  --------
              Segment operating profit                        $ 24,050         $ 24,442

              Unallocated amounts:
               Income from investments                          14,387            1,346
               General corporate expense                        (2,821)          (3,590)
               Interest expense                                   (821)          (1,602)
               Corporate depreciation                             (405)            (361)
               Other corporate expense                            (180)            (356)
                                                              --------         --------
                  Total unallocated amounts                   $ 10,160         $ (4,563)
                                                              --------         --------
              Income before income taxes and equity in
                Income of affiliate                           $ 34,210         $ 19,879
                                                              ========         ========

              The following table presents revenues from external customers by country based on the location of service provided (in thousands).

                                           (Restated-See Note 12)
              Quarters Ended December 31,           1999              1998
              ---------------------------  ----------------------   --------
              Revenues
              United States                      $115,380           $ 89,179
                Venezuela                           9,047             22,318
                Colombia                           12,244             17,131
                Other Foreign                      12,910             15,236
                                                 --------           --------
                  Total                          $149,581           $143,864
                                                 ========           ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

12.  Restatement of Amounts Previously Reported -

     Subsequent to the issuance of the Company's financial statements as of and for the three and nine month periods ended June 30, 2000, the Company determined that the results of operations for the quarterly period ended December 31, 1999 and the year-to-date results of operations and financial position as of and for December 31, 1999, March 31, 2000, and June 30, 2000, required restatement. The restatements are the result of treating certain non-monetary investment transactions which occurred in the first quarter of fiscal 2000 as unrealized gains in other comprehensive income, when they should have been treated as realized gains in the Consolidated Condensed Statements of Income. The impact of the restatement was to increase first quarter and year-to-date income from investments by $10,228,000 and net income by $6,341,000 ($0.13 per diluted share) with a corresponding reduction to other comprehensive income. All related amounts and disclosures herein reflect the results of this restatement. See Note 4 for additional discussion.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)


                                                    Three Months Ended
                                                (Restated-
                                               See Note 12)
                                                 12/31/99         12/31/98
                                               ------------      ----------
SALES AND OTHER REVENUES:

         Contract Drilling-Domestic             $  50,219        $  45,985
         Contract Drilling-International           34,201           54,685
                                                ---------        ---------
            Total Contract Drilling                84,420          100,670
                                                ---------        ---------

         Exploration and Production                30,118           26,428
         Natural Gas Marketing                     18,315           13,175
                                                ---------        ---------
            Total Oil & Gas Operations             48,433           39,603
                                                ---------        ---------

         Real Estate                                2,242            2,193
         Other                                     14,486            1,398
                                                ---------        ---------

TOTAL REVENUES                                  $ 149,581        $ 143,864
                                                =========        =========

OPERATING PROFIT:

         Contract Drilling-Domestic             $   6,511        $   7,664
         Contract Drilling-International            2,510            9,941
                                                ---------        ---------
            Total Contract Drilling                 9,021           17,605
                                                ---------        ---------

         Exploration and Production                12,694            4,505
         Natural Gas Marketing                        950              941
                                                ---------        ---------
            Total Oil & Gas Operations             13,644            5,446
                                                ---------        ---------

         Real Estate                                1,385            1,391
                                                ---------        ---------
            Total Operating Profit                 24,050           24,442
                                                ---------        ---------

OTHER                                              10,160           (4,563)
                                                ---------        ---------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                   $  34,210        $  19,879
                                                =========        =========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 1999

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. See Note 12 of the Notes to Consolidated Condensed Financial Statements for a discussion of the effects of the restatement of the financial statements as of and for the three month period ended December 31, 1999. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

First Quarter 2000 vs. First Quarter 1999

The Company reported net income of $20,461,000 ($0.41 per share) from revenues of $149,581,000 for the first quarter ended December 31, 1999, compared with net income of $12,811,000 ($0.26 per share) from revenues of $143,864,000 for the first quarter of the prior fiscal year. Net income in the first quarter of fiscal 2000 included $1,754,000 ($0.04 per share) from the sale of investment securities versus $71,000 in the same period of last year. Also included in income from investments for the first quarter of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and a non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

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

OTHER

Revenues increased approximately $13 million over last year, with $2.8 million due to gains from the sale of available-for-sale securities. The increase also includes gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share). See
Note 12 regarding restated financials related to these transactions. Expenses were reduced, with interest expense decreasing to $.8 million from $1.6 million because of a substantial reduction in debt compared to the first quarter of fiscal 1999 and corporate general and administrative expense decreasing by 21% to $2.8 million, due primarily to lower airplane expense and advertising costs.

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






Date: DECEMBER 19, 2000               /s/ DOUGLAS E. FEARS
                                      -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer



Date: DECEMBER 19, 2000               /s/ HANS C. HELMERICH
                                      -----------------------------------------
                                      Hans C. Helmerich, President

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27             Financial Data Schedule