Form 10-Q/A
period 2000-03-31
HELMERICH & PAYNE INC
filed 2000-12-19
CIK 46765

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

                                  YES  X    NO
                                      ---      ---


           CLASS                             OUTSTANDING AT MARCH 31, 2000
Common Stock,  .10 par value                           49,718,694

                                              TOTAL NUMBER OF PAGES   20
                                                                     ----

                             HELMERICH & PAYNE, INC.


                                      INDEX




         EXPLANATORY NOTE

         Helmerich & Payne, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report of Form 10-Q for the quarter ended March 31, 2000 to reflect the restatement of its unaudited interim Consolidated Condensed Financial Statements for the six months ended March 31, 2000. See the Financial Information and Note 12 thereto included elsewhere herein.



PART I. FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
      March 31, 2000 and September 30, 1999  ...................................      3


      Consolidated Condensed Statements of Income -
      Three Months and Six Months Ended
      March 31, 2000 and 1999  .................................................      4


      Consolidated Condensed Statements of Cash Flows -
      Six Months Ended March 31, 2000 and 1999 .................................      5

      Consolidated Condensed Statement of Shareholders' Equity
      Six Months Ended March 31, 2000  .........................................      6


      Notes to Consolidated Condensed Financial Statements .....................    7 - 13


      Revenues and Income by Business Segments .................................     14


      Management's Discussion and Analysis of Results of
      Operations and Financial Condition .......................................   15 - 19



PART II. OTHER INFORMATION .....................................................     20


      Signature Page ...........................................................     20

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    March 31, 2000
                                                      (Restated-
                                                      See Note 12)     September 30
                                                      (Unaudited)          1999
                                                   ---------------    -------------
ASSETS
Current Assets
      Cash and cash equivalents                    $    68,972        $    21,758
      Accounts receivable, net                          90,867             99,598
      Inventories                                       24,655             25,187
      Prepaid expenses and other                        17,830             14,081
                                                   -----------        -----------
         Total Current Assets                          202,324            160,624
                                                   -----------        -----------

Investments                                            291,610            238,475
Property, Plant and Equipment, net                     677,247            691,215
Other Assets                                            19,048             19,385
                                                   -----------        -----------

Total Assets                                       $ 1,190,229        $ 1,109,699
                                                   ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                             $    26,173        $    25,704
      Accrued liabilities                               40,058             41,200
      Notes payable                                         --              5,000
                                                   -----------        -----------
          Total Current Liabilities                     66,231             71,904
                                                   -----------        -----------

Noncurrent Liabilities
      Long-term notes payable                           50,000             50,000
      Deferred income taxes                            144,321            116,588
      Other                                             21,950             23,098
                                                   -----------        -----------
          Total Noncurrent Liabilities                 216,271            189,686
                                                   -----------        -----------

SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                             5,353              5,353
      Preferred stock, no shares issued                     --                 --
      Additional paid-in capital                        62,206             61,411
      Retained earnings                                778,773            745,956
      Unearned compensation                             (4,010)            (4,487)
      Accumulated other comprehensive income           100,129             75,182
                                                   -----------        -----------
                                                       942,451            883,415
      Less treasury stock, at cost                      34,724             35,306
                                                   -----------        -----------
          Total Shareholders' Equity                   907,727            848,109
                                                   -----------        -----------

Total Liabilities and Shareholders' Equity         $ 1,190,229        $ 1,109,699
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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                                               Six Months Ended
                                                                                   March 31
                                                   Quarter Ended            (Restated-
                                                      March 31              See Note 12)
                                                2000           1999            2000          1999
                                              --------       --------       --------       --------
REVENUES:
     Sales and other operating revenues       $140,241       $154,042       $275,435       $296,560
     Income from investments                    11,607          1,332         25,994          2,678
                                              --------       --------       --------       --------
                                               151,848        155,374        301,429        299,238
                                              --------       --------       --------       --------

COST AND EXPENSES:
     Operating costs                            75,715         96,291        152,412        182,905
     Depreciation, depletion and
       amortization                             27,702         33,371         53,840         57,370
     Dry holes and abandonments                  4,445          2,134          6,827          3,893
     Taxes, other than income taxes              7,730          6,654         14,242         13,075
     General and administrative                  3,334          4,527          6,155          8,117
     Interest                                      801          1,877          1,622          3,479
                                              --------       --------       --------       --------
                                               119,727        144,854        235,098        268,839
                                              --------       --------       --------       --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                   32,121         10,520         66,331         30,399


INCOME TAX EXPENSE                              13,883          4,035         28,142         11,897


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                             1,035            867          1,545          1,661
                                              --------       --------       --------       --------

NET INCOME                                    $ 19,273       $  7,352       $ 39,734       $ 20,163
                                              ========       ========       ========       ========

EARNINGS PER COMMON SHARE:
     Basic                                    $   0.39       $   0.15       $   0.80       $   0.41
     Diluted                                      0.39       $   0.15       $   0.80       $   0.41


CASH DIVIDENDS (Note 2)                       $   0.07       $   0.07       $   0.14       $   0.14


AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                      49,442         49,198         49,434         49,190
     Diluted                                    49,828         49,594         49,796         49,629



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                               (Restated-
                                                               See Note 12)
                                                                  03/31/00         03/31/99
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                    $      39,734    $      20,163
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                         53,840           57,370
     Dry holes and abandonments                                        6,827            3,893
     Equity in income of affiliate before income taxes                (2,494)          (2,679)
     Amortization of deferred compensation                               763              781
     Gain on sale of securities and non-monetary
      investment income                                              (22,804)            (116)
     Gain on sale of property, plant & equipment                        (784)          (5,735)
     Other, net                                                          242              974
     Change in assets and liabilities-
         Accounts receivable                                           8,731            6,953
         Inventories                                                     751           (1,088)
         Prepaid expenses and other                                   (3,630)          (6,896)
         Accounts payable                                                469          (15,216)
         Accrued liabilities                                          (1,142)            (601)
         Deferred income taxes                                        12,444             (954)
         Other noncurrent liabilities                                 (1,148)          (2,039)
                                                               -------------    -------------
         Total adjustments                                            52,065           34,647
                                                               -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             91,799           54,810
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                     (47,411)         (74,002)
  Proceeds from sales of property, plant and equipment                 1,270            7,195
  Purchase of investments                                                 --               19
  Proceeds from sale of investments                                   12,569               53
                                                               -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                (33,572)         (66,735)
                                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                             --           69,000
  Payments made on notes payable                                      (5,000)         (54,300)
  Dividends paid                                                      (6,945)          (6,920)
  Purchase of stock for treasury                                        (450)              --
  Proceeds from exercise of stock options                              1,382              375
                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (11,013)           8,155
                                                               -------------    -------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                   47,214           (3,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        21,758           24,476
                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      68,972    $      20,706
                                                               =============    =============

                         PART I. FINANCIAL INFORMATION
                            HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Restated-See Note 12)
                     (in thousands - except per share data)

                                                                                                               Accumulated
                                                                                                               Additional
                                      Common Stock                                          Treasury Stock        Other
                                   -----------------  Paid-In    Unearned      Retained  ------------------  Comprehensive
                                   Shares   Amount    Capital  Compensation    Earnings  Shares     Amount       Income     Total
                                   ------   ------    -------  ------------   ---------  ------    --------  ------------- --------
Balance, September 30, 1999        53,529   $5,353    $61,411     $(4,487)     $745,956  3,903     $(35,306)   $ 75,182    $848,109
Comprehensive Income:
  Net Income                                                                     39,734                                      39,734
  Other comprehensive income,
   net of tax - Unrealized
   gains on available-for-sale
   securities                                                                                                    24,947      24,947
Comprehensive income                                                                                                       --------
                                                                                                                             64,681
Comprehensive income                                                                                                       --------
Cash dividends ($0.14 per share)                                                 (6,955)                                     (6,955)
Exercise of Stock Options                                 638                             (104)         941                   1,579
Purchase of stock for treasury                                                              21         (450)                   (450)
Stock issued under Restricted
   Stock Award Plan                                       157        (248)                 (10)          91
Amortization of deferred
   compensation                                                       725            38                                         763
                                   ------   ------    -------     --------     --------  -----     --------    ----------- --------
Balance, March 31, 2000            53,529   $5,353    $62,206     $(4,010)     $778,773  3,810     $(34,724)   $100,129    $907,727
                                   ======   ======    =======     ========     ========  ======    ========    =========== ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which other than the restatement adjustments described in Note 12, consist only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2000, and March 31, 1999, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K and the Company's 2000 First Quarter Report on Form 10-Q.

2. The $.07 cash dividend declared in December, 1999, was paid March 1, 2000. On March 1, 2000, a cash dividend of $.07 per share was declared for shareholders of record on May 15, 2000, payable June 1, 2000.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $5,996,000 and $7,750,000 after-tax gains from sales of available-for-sale securities during the second quarter and first six months of fiscal 2000, respectively. After-tax gains from security sales were $71,000 and $-0- for the same periods in fiscal 1999. Also included in income from investments for the first six months of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and a non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $43,651,000.

                                                           (Restated-See Note 12)
                                                         Unrealized    Unrealized        Fair
                                            Cost           Gains         Losses          Value
                                          --------       ----------    ----------      --------
                                                               (in thousands)
         Equity Securities 03/31/00       $ 86,462       $164,617       $  3,120       $247,959
         Equity Securities 09/30/99       $ 76,057       $122,369       $  1,108       $197,318

6.       Comprehensive Income -

         Comprehensive income, net of related tax, is as follows (in thousands):

                                               Three Months Ended           Six Months Ended
                                                    March 31                    March 31
                                                                         (Restated-
                                                                         See Note 12)
                                               2000          1999          2000         1999
                                             -------       -------       -------       -------
         Net Income                          $19,273       $ 7,352       $39,734       $20,163
         Unrealized gain on
         available-for-sale securities        21,133        10,746        24,947         9,235
                                             -------       -------       -------       -------
         Comprehensive Income                $40,406       $18,098       $64,681       $29,398
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

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                             Three Months Ended         Six Months Ended
                                                   March 31                  March 31
         (in  thousands)                      2000         1999         2000         1999
         --------------                      ------       ------       ------       ------
         Basic weighted-average shares       49,442       49,198       49,434       49,190
         Effect of dilutive shares:
           Stock options                        377          382          356          427
           Restricted stock                       9           14            6           12
                                             ------       ------       ------       ------
                                                386          396          362          439
                                             ------       ------       ------       ------
         Diluted weighted-average
           shares                            49,828       49,594       49,796       49,629
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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the six months ended March 31, 2000, and 1999, is shown in the following table:

         (Restated-See Note 12)      External         Inter-           Total          Operating
         (in thousands)               Sales          Segment           Sales            Profit
         ----------------------     ---------       ---------        ---------        ---------
         March 31, 2000
         CONTRACT DRILLING
          Domestic                  $ 103,636       $   1,201        $ 104,837        $  14,672
          International                66,368              --           66,368            3,813
                                    ---------       ---------        ---------        ---------
                                      170,004           1,201          171,205           18,485
                                    ---------       ---------        ---------        ---------
         OIL & GAS OPERATIONS
          Exploration & Prod.          64,258              --           64,258           25,139
          Natural Gas Mktg.            36,149              --           36,149            2,784
                                    ---------       ---------        ---------        ---------
                                      100,407              --          100,407           27,923
                                    ---------       ---------        ---------        ---------

         REAL ESTATE                    4,480             775            5,255            2,728
         OTHER                         26,538              --           26,538               --
         ELIMINATIONS                      --          (1,976)          (1,976)              --
                                    ---------       ---------        ---------        ---------
            TOTAL                   $ 301,429       $      --        $ 301,429        $  49,136
                                    =========       =========        =========        =========


                                     External         Inter-           Total          Operating
         (in thousands)               Sales          Segment           Sales        Profit (Loss)
         --------------             ---------       ---------        ---------       -----------
         March 31, 1999
         CONTRACT DRILLING
          Domestic                  $ 118,135       $   1,946        $ 120,081        $  19,368
          International               104,538              --          104,538           19,023
                                    ---------       ---------        ---------        ---------
                                      222,673           1,946          224,619           38,391
                                    ---------       ---------        ---------        ---------
         OIL & GAS OPERATIONS
          Exploration & Prod.          45,277              --           45,277           (1,765)
          Natural Gas Mktg.            24,656              --           24,656            1,980
                                    ---------       ---------        ---------        ---------
                                       69,933              --           69,933              215
                                    ---------       ---------        ---------        ---------

         REAL ESTATE                    4,288             762            5,050            2,661
         OTHER                          2,344              --            2,344               --
         ELIMINATIONS                      --          (2,708)          (2,708)              --
                                    ---------       ---------        ---------        ---------
            TOTAL                   $ 299,238       $      --        $ 299,238        $  41,267
                                    =========       =========        =========        =========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the quarters ended March 31, 2000, and 1999, is shown in the following table:


                                     External         Inter-           Total          Operating
          (in thousands)              Sales          Segment           Sales            Profit
          --------------            ---------       ---------        ---------        ---------
         March 31, 2000
         CONTRACT DRILLING
          Domestic                  $  53,417       $     692        $  54,109        $   8,161
          International                32,167              --           32,167            1,303
                                    ---------       ---------        ---------        ---------
                                       85,584             692           86,276            9,464
                                    ---------       ---------        ---------        ---------
         OIL & GAS OPERATIONS
          Exploration & Prod.          34,140              --           34,140           12,445
          Natural Gas Mktg.            17,834              --           17,834            1,834
                                    ---------       ---------        ---------        ---------
                                       51,974              --           51,974           14,279
                                    ---------       ---------        ---------        ---------

         REAL ESTATE                    2,238             387            2,625            1,343
         OTHER                         12,052              --           12,052               --
         ELIMINATIONS                      --          (1,079)          (1,079)              --
                                    ---------       ---------        ---------        ---------
            TOTAL                   $ 151,848       $      --        $ 151,848        $  25,086
                                    =========       =========        =========        =========


                                     External        Inter-            Total         Operating
         (in thousands)               Sales          Segment           Sales        Profit (Loss)
         -------------              ---------       ---------        ---------        ----------
         March 31, 1999
         CONTRACT DRILLING
          Domestic                  $  72,150       $     554        $  72,704        $  11,704
          International                49,853              --           49,853            9,082
                                    ---------       ---------        ---------        ---------
                                      122,003             554          122,557           20,786
                                    ---------       ---------        ---------        ---------
         OIL & GAS OPERATIONS
          Exploration & Prod.          18,849              --           18,849           (6,270)
          Natural Gas Mktg.            11,481              --           11,481            1,039
                                    ---------       ---------        ---------        ---------
                                       30,330              --           30,330           (5,231)
                                    ---------       ---------        ---------        ---------

         REAL ESTATE                    2,095             377            2,472            1,270
         OTHER                            946              --              946               --
         ELIMINATIONS                      --            (931)            (931)              --
                                    ---------       ---------        ---------        ---------
            TOTAL                   $ 155,374       $      --        $ 155,374        $  16,825
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


                                                                                Six Months Ended
                                                                           (Restated-
                                                  Quarter Ended           See Note 12)
                                            03/31/00        03/31/99        03/31/00        03/31/99
                                            --------        --------        --------        --------
         Segment operating profit           $ 25,086        $ 16,825        $ 49,136        $ 41,267

         Unallocated amounts:
          Income from investments             11,607           1,332          25,994           2,678
          General corporate expense           (3,334)         (4,527)         (6,155)         (8,117)
          Interest expense                      (801)         (1,877)         (1,622)         (3,479)
          Corporate depreciation                (417)           (332)           (804)           (693)
          Other corporate expense                (20)           (901)           (218)         (1,257)
                                            --------        --------        --------        --------
            Total unallocated amounts          7,035          (6,305)         17,195         (10,868)
                                            --------        --------        --------        --------

         Income before income taxes
         and equity in income of
         affiliate                          $ 32,121        $ 10,520        $ 66,331        $ 30,399
                                            ========        ========        ========        ========


The following table presents revenues from external customers by country based on the location of service provided (in thousands).

                                                                 Six Months Ended
                                                             (Restated-
                                     Quarter Ended          See Note 12)
                                03/31/00       03/31/99       03/31/00       03/31/99
                                --------       --------       --------       --------
         Revenues
            United States       $119,681       $105,521       $235,061       $194,700
            Venezuela              8,835         15,600         17,882         37,918
            Colombia              11,204         17,515         23,448         34,646
            Other Foreign         12,128         16,738         25,038         31,974
                                --------       --------       --------       --------
              Total             $151,848       $155,374       $301,429       $299,238
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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)

                                             Fiscal Year 2000                    FY 1999
                                       (Restated-                         (Restated-
                                       See Note 12)                      See Note 12)
                                         1st Qtr         2nd Qtr         Six Mos.        Six Mos.
                                        ---------       ---------       ---------       ---------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic            $  50,219       $  53,417       $ 103,636       $ 118,135
  Contract Drilling-International          34,201          32,167          66,368         104,538
                                        ---------       ---------       ---------       ---------
    Total Contract Drilling                84,420          85,584         170,004         222,673
                                        ---------       ---------       ---------       ---------

  Exploration and Production               30,118          34,140          64,258          45,277
  Natural Gas Marketing                    18,315          17,834          36,149          24,656
                                        ---------       ---------       ---------       ---------
    Total Oil & Gas Operations             48,433          51,974         100,407          69,933
                                        ---------       ---------       ---------       ---------

  Real Estate                               2,242           2,238           4,480           4,288
  Other                                    14,486          12,052          26,538           2,344
                                        ---------       ---------       ---------       ---------

TOTAL REVENUES                          $ 149,581       $ 151,848       $ 301,429       $ 299,238
                                        =========       =========       =========       =========

OPERATING PROFIT (LOSS):

  Contract Drilling-Domestic            $   6,511       $   8,161       $  14,672       $  19,368
  Contract Drilling-International           2,510           1,303           3,813          19,023
                                        ---------       ---------       ---------       ---------
    Total Contract Drilling                 9,021           9,464          18,485          38,391
                                        ---------       ---------       ---------       ---------

  Exploration and Production               12,694          12,445          25,139          (1,765)
  Natural Gas Marketing                       950           1,834           2,784           1,980
                                        ---------       ---------       ---------       ---------
    Total Oil & Gas                        13,644          14,279          27,923             215
                                        ---------       ---------       ---------       ---------

  Real Estate                               1,385           1,343           2,728           2,661
                                        ---------       ---------       ---------       ---------
    Total Operating Profit                 24,050          25,086          49,136          41,267
                                        ---------       ---------       ---------       ---------

OTHER                                      10,160           7,035          17,195         (10,868)
                                        ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE           $  34,210       $  32,121       $  66,331       $  30,399
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


RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 1999 Annual Report on Form 10-K and the Company's 2000 First Quarter Report on Form 10-Q and the condensed consolidated financial statements and related notes included elsewhere herein. See Note 12 of the Notes to Consolidated Condensed Financial Statements for a discussion of the effects of the restatement of the financial statements as of and for the six month period ended March 31, 2000. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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


SIX MONTHS ENDED MARCH 31, 2000 VS SIX MONTHS ENDED MARCH 31, 1999

The Company reported net income of $39,734,000 ($0.80 per share) from revenues of $301,429,000 for the six months ended March 31, 2000, compared with net income of $20,163,000 ($0.41 per share) from revenues of $299,238,000 for the first six months of the prior fiscal year. Net income in the first six months of fiscal 2000 included $8,152,000 ($0.16 per share) from the sale of investment securities versus $71,000 in the same period of last year.


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


OTHER

Other revenues increased approximately $24 million over last year, with $12.5 million due to gains from the sale of available-for-sale securities and $0.5 million due to an increase in interest income. The increase also includes gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share). See Note 12 regarding restated financials related to these transactions. Interest expense decreased to $1.6 million from $3.5 million because of a substantial reduction in short-term debt. Corporate general and administrative costs decreased to $6.2 million from $8.1 million, due primarily to significantly reduced aircraft maintenance expense and increased allocation to drilling operations as the result of increased rig activity.

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

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                 March 31, 2000

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 1, 2000, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: W. H. Helmerich, III, 41,300,294 for and 600,723 withheld; Glenn A. Cox, 41,318,945 for and 582,072 withheld; and Edward B. Rust, Jr., 41,324,974 for and 576,045 withheld. There were no broker non-votes or other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, George A. Schaefer, William L. Armstrong, L. F. Rooney, III, and John D. Zeglis.


Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 31, 2000.









                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:   DECEMBER 19, 2000          /s/ DOUGLAS E. FEARS
                                   -------------------------------------------
                                   Douglas E. Fears, Chief Financial Officer




Date:   DECEMBER 19, 2000          /s/ HANS C. HELMERICH
                                   -------------------------------------------
                                   Hans C. Helmerich, President

                                 EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule
