Form 10-Q/A
period 2000-06-30
HELMERICH & PAYNE INC
filed 2000-12-19
CIK 46765

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


                                                        TOTAL NUMBER OF PAGES 19
                                                                              --

                             HELMERICH & PAYNE, INC.


                                      INDEX


         EXPLANATORY NOTE

         Helmerich & Payne, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report of Form 10-Q for the quarter ended June 30, 2000 to reflect the restatement of its unaudited interim Consolidated Condensed Financial Statements for the nine months ended June 30, 2000. See the Financial Information and Note 12 thereto included elsewhere herein.



PART I. FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
         June 30, 2000 and September 30, 1999 .....................       3

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         June 30, 2000 and 1999 ...................................       4

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended June 30, 2000 and 1999 .................       5

         Consolidated Condensed Statement of Shareholders' Equity
         Nine Months Ended June 30, 2000 ..........................       6

         Notes to Consolidated Condensed Financial Statements .....  7 - 13

         Revenues and Income by Business Segments .................      14

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ..................... 15 - 19

PART II. OTHER INFORMATION ........................................      19

         Signature Page ...........................................      19

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                   June 30, 2000
                                                    (Restated-
                                                    See Note 12)        September 30
                                                     Unaudited             1999
                                                   -------------        -----------
ASSETS

Current Assets
      Cash and cash equivalents                     $    88,699         $    21,758
      Accounts receivable, net                           99,690              99,598
      Inventories                                        25,006              25,187
      Prepaid expenses and other                         18,857              14,081
                                                    -----------         -----------
          Total Current Assets                          232,252             160,624
                                                    -----------         -----------

Investments                                             276,671             238,475
Property, plant and equipment, net                      670,141             691,215
Other assets                                             17,911              19,385
                                                    -----------         -----------
          Total Assets                              $ 1,196,975         $ 1,109,699
                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable                              $    27,165         $    25,704
      Accrued liabilities                                38,555              41,200
      Notes payable                                          --               5,000
                                                    -----------         -----------
          Total Current Liabilities                      65,720              71,904
                                                    -----------         -----------

Noncurrent Liabilities
      Long-term notes payable                            50,000              50,000
      Deferred income taxes                             143,031             116,588
      Other                                              23,023              23,098
                                                    -----------         -----------
          Total Noncurrent Liabilities                  216,054             189,686
                                                    -----------         -----------

SHAREHOLDERS' EQUITY

      Common stock, par value, $.10 per
       share                                              5,353               5,353
      Preferred stock, no shares issued                      --                  --
      Additional paid-in capital                         63,151              61,411
      Retained earnings                                 793,605             745,956
      Unearned compensation                              (3,644)             (4,487)
      Accumulated other comprehensive income             90,193              75,182
                                                    -----------         -----------
                                                        948,658             883,415
      Less treasury stock, at cost                       33,457              35,306
                                                    -----------         -----------
          Total Shareholders' Equity                    915,201             848,109
                                                    -----------         -----------

Total Liabilities and Shareholders' Equity          $ 1,196,975         $ 1,109,699
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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)

                                                                                  Nine Months Ended
                                                                                       June 30
                                                     Quarter Ended            (Restated-
                                                        June 30              See Note 12)
                                                 2000            1999            2000            1999
                                               --------        --------      ------------      --------
REVENUES:
     Sales and other operating revenues        $149,760        $129,284        $425,195        $425,844
     Income from investments                      2,208           2,515          28,202           5,193
                                               --------        --------        --------        --------
                                                151,968         131,799         453,397         431,037
                                               --------        --------        --------        --------

COST AND EXPENSES:
     Operating costs                             77,124          73,888         229,536         256,793
     Depreciation, depletion and
      amortization                               26,712          25,341          80,552          82,711
     Dry holes and abandonments                   7,811           3,063          14,638           6,956
     Taxes, other than income taxes               7,716           5,975          21,958          19,050
     General and administrative                   2,466           3,296           8,621          11,413
     Interest                                       767           1,928           2,389           5,407
                                               --------        --------        --------        --------
                                                122,596         113,491         357,694         382,330
                                               --------        --------        --------        --------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                    29,372          18,308          95,703          48,707


INCOME TAX EXPENSE                               11,648           7,293          39,790          19,190


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                833           1,181           2,378           2,842
                                               --------        --------        --------        --------


NET INCOME                                     $ 18,557        $ 12,196        $ 58,291        $ 32,359
                                               ========        ========        ========        ========


EARNINGS PER COMMON SHARE:
     Basic                                     $   0.37        $   0.25        $   1.18        $   0.66
     Diluted                                   $   0.37        $   0.24        $   1.17        $   0.65


CASH DIVIDENDS (Note 2)                        $  0.075        $   0.07        $  0.215        $   0.21


AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                       49,571          49,252          49,480          49,211
     Diluted                                     50,227          49,933          49,940          49,730

The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                             (Restated-
                                                            See Note 12)
                                                              06/30/00          06/30/99
                                                            ------------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                   $  58,291         $  32,359
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                    80,552            82,711
     Dry holes and abandonments                                  14,638             6,956
     Equity in income of affiliate before income taxes           (3,836)           (4,583)
     Amortization of deferred compensation                        1,148             1,177
     Gain on sale of securities and non-monetary
       investment income                                        (22,804)           (1,310)
     Gain on sale of property, plant & equipment                 (1,368)           (6,984)
     Other, net                                                     588               923
     Change in assets and liabilities-
         Accounts receivable                                        (92)           21,057
         Inventories                                                181            (1,062)
         Prepaid expenses and other                              (3,318)           (6,826)
         Account payable                                          1,461           (17,346)
         Accrued liabilities                                     (2,645)           (3,776)
         Deferred income taxes                                   17,243             2,511
         Other noncurrent liabilities                               (75)           (2,103)
                                                              ---------         ---------
         Total adjustments                                       81,673            71,345
                                                              ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       139,964           103,704
                                                              ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                (76,676)          (93,150)
  Proceeds from sales of property, plant and equipment            3,639             9,405
  Purchase of investments                                            --              (725)
  Proceeds from sale of investments                              12,569             1,285
                                                              ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES                           (60,468)          (83,185)
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                        --            99,000
  Payments made on notes payable                                 (5,000)         (107,800)
  Dividends paid                                                (10,699)          (10,389)
  Purchases of stock for treasury                                  (450)               --
  Proceeds from exercise of stock options                         3,594             1,249
                                                              ---------         ---------

NET CASH USED IN FINANCING ACTIVITIES                           (12,555)          (17,940)
                                                              ---------         ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                        66,941             2,579
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   21,758            24,476
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  88,699         $  27,055
                                                              =========         =========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Restated-See Note 12)
                     (in thousands - except per share data)


                                                                                                            Accumulated
                                    Common Stock    Additional                            Treasury Stock       Other
                                  ----------------   Paid-In      Unearned    Retained   ----------------  Comprehensive
                                  Shares   Amount    Capital    Compensation  Earnings   Shares   Amount       Income      Total
                                  ------   -------  ----------  ------------  --------   ------  --------  -------------  --------

Balance, September 30, 1999       53,529   $ 5,353  $   61,411   $  (4,487)   $745,956    3,903  $(35,306)     $75,182    $848,109
Comprehensive Income:
  Net Income                                                                    58,291                                      58,291
  Other comprehensive income,
   net of tax - unrealized gains
   on available-for-sale
   securities                                                                                                   15,011      15,011
                                                                                                                           -------
Comprehensive income                                                                                                        73,302
                                                                                                                           -------
Cash dividends ($0.215 per share)                                              (10,699)                                    (10,699)
Exercise of Stock Options                                1,583                             (243)    2,208                    3,791
Purchase of stock for treasury                                                               21      (450)                    (450)
Stock issued under Restricted
 Stock Award Plan                                          157        (248)                 (10)       91                       --
Amortization of deferred
 compensation                                                        1,091          57                                       1,148
                                  ------   -------  ----------   ---------    --------   ------  --------      -------    --------
Balance, June 30, 2000            53,529   $ 5,353  $   63,151   $  (3,644)   $793,605    3,671  $(33,457)     $90,193    $915,201
                                  ======   =======  ==========   =========    ========   ======  ========      =======    ========

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

     4. Income from investments includes $-0- and $8,152,000 after-tax gains from sales of available-for-sale securities during the third quarter and first nine months of fiscal 2000, respectively. After-tax gains from security sales were $732,000 and $803,000 for the same periods in fiscal 1999. Also included in income from investments for the first nine months of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and a non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

     5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $44,993,000.

                                                                    (Restated-See Note 12)
                                                             Gross           Gross         Est.
                                                          Unrealized      Unrealized       Fair
(in thousands)                               Cost            Gains          Losses        Value
--------------                            ----------      ----------      ----------     --------

Equity Securities 06/30/00                  $86,207        $148,297       $ 2,826        $231,678
Equity Securities 09/30/99                  $76,057        $122,369       $ 1,108        $197,318


     6.  Comprehensive Income -

         Comprehensive income, net of related tax, is as follows:

                                                                            Nine Months Ended
                                                                                 June 30
                                              Three Months Ended         (Restated-
                                                    June 30             See Note 12)
(in thousands)                               2000            1999            2000          1999
--------------                            ----------      ----------    ------------     --------

Net Income                                  $18,557        $12,196        $58,291        $32,359

Net unrealized gains(losses)
   on available-for-sale securities          (9,936)        11,214         15,011         20,449
                                            -------        -------        -------        -------
Comprehensive Income                        $ 8,621        $23,410        $73,302        $52,808
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

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                 Three Months Ended     Nine Months Ended
                                                       June 30              June 30
         (in thousands)                            2000      1999       2000       1999
         --------------                          --------  --------   --------   --------

         Basic weighted-average shares            49,571    49,252     49,480     49,211
         Effect of dilutive shares:
              Stock options                          644       666        452        506
              Restricted stock                        12        15          8         13
                                                 -------   -------    -------    -------
                                                     656       681        460        519
                                                 -------   -------    -------    -------
         Diluted weighted-average
         shares                                   50,227    49,933     49,940     49,730
                                                 =======   =======    =======    =======

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

Summarized financial information of the Company's reportable segments for the nine months ended June 30, 2000, and 1999, is shown in the following table:



(Restated-See Note 12)             External        Inter-          Total         Operating
(in thousands)                       Sales         Segment         Sales           Profit
----------------------           ------------   ------------    ------------    ------------
JUNE 30, 2000
Contract Drilling
 Domestic                        $    156,686   $      2,213    $    158,899    $     24,719
 International                         99,345             --          99,345           5,632
                                 ------------   ------------    ------------    ------------
                                      256,031          2,213         258,244          30,351
                                 ------------   ------------    ------------    ------------
Oil & Gas Operations
 Exploration & Prod.                  105,716             --         105,716          42,054
 Natural Gas Marketing                 56,159             --          56,159           3,987
                                 ------------   ------------    ------------    ------------
                                      161,875             --         161,875          46,041
                                 ------------   ------------    ------------    ------------

Real Estate                             6,684          1,157           7,841           4,017
Other                                  28,807             --          28,807              --
Eliminations                               --         (3,370)         (3,370)             --
                                 ------------   ------------    ------------    ------------
   Total                         $    453,397   $         --    $    453,397    $     80,409
                                 ============   ============    ============    ============



                                   External       Inter-           Total         Operating
(in thousands)                       Sales        Segment          Sales           Profit
--------------                   ------------   ------------    ------------    ------------
JUNE 30, 1999
Contract Drilling
 Domestic                        $    165,983   $      2,433    $    168,416    $     25,700
 International                        147,066             --         147,066          26,330
                                 ------------   ------------    ------------    ------------
                                      313,049          2,433         315,482          52,030
                                 ------------   ------------    ------------    ------------
Oil & Gas Operations
 Exploration & Prod.                   67,641             --          67,641           3,680
 Natural Gas Marketing                 38,649             --          38,649           3,003
                                 ------------   ------------    ------------    ------------
                                      106,290             --         106,290           6,683
                                 ------------   ------------    ------------    ------------

Real Estate                             6,476          1,147           7,623           3,994
Other                                   5,222             --           5,222              --
Eliminations                               --         (3,580)         (3,580)             --
                                 ------------   ------------    ------------    ------------
   Total                         $    431,037   $         --    $    431,037    $     62,707
                                 ============   ============    ============    ============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the quarters ended June 30, 2000, and 1999, is shown in the following table:



                               External      Inter-         Total        Operating
(in thousands)                  Sales       Segment         Sales          Profit
--------------              -----------   -----------    -----------    -----------
JUNE 30, 2000
Contract Drilling
 Domestic                   $    53,050   $     1,012    $    54,062    $    10,047
 International                   32,977            --         32,977          1,819
                            -----------   -----------    -----------    -----------
                                 86,027         1,012         87,039         11,866
                            -----------   -----------    -----------    -----------
Oil & Gas Operations
 Exploration & Prod.             41,458            --         41,458         16,915
 Natural Gas Marketing           20,010            --         20,010          1,203
                            -----------   -----------    -----------    -----------
                                 61,468            --         61,468         18,118
                            -----------   -----------    -----------    -----------

Real Estate                       2,204           382          2,586          1,289
Other                             2,269            --          2,269             --
Eliminations                         --        (1,394)        (1,394)            --
                            -----------   -----------    -----------    -----------
   Total                    $   151,968   $        --    $   151,968    $    31,273
                            ===========   ===========    ===========    ===========



                              External      Inter-          Total        Operating
(in thousands)                 Sales        Segment         Sales          Profit
--------------              -----------   -----------    -----------    -----------
JUNE 30, 1999
Contract Drilling
 Domestic                   $    47,848   $       487    $    48,335    $     6,332
 International                   42,528            --         42,528          7,307
                            -----------   -----------    -----------    -----------
                                 90,376           487         90,863         13,639
                            -----------   -----------    -----------    -----------
Oil & Gas Operations
 Exploration & Prod.             22,364            --         22,364          5,445
 Natural Gas Marketing           13,993            --         13,993          1,023
                            -----------   -----------    -----------    -----------
                                 36,357            --         36,357          6,468
                            -----------   -----------    -----------    -----------

Real Estate                       2,188           385          2,573          1,333
Other                             2,878            --          2,878             --
Eliminations                         --          (872)          (872)            --
                            -----------   -----------    -----------    -----------
   Total                    $   131,799   $        --    $   131,799    $    21,440
                            ===========   ===========    ===========    ===========

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

                                                                         Nine Months Ended
                                                                    (Restated-
                                           Quarter Ended           See Note 12)
(in thousands)                       06/30/00        06/30/99        06/30/00        06/30/99
--------------                     ------------    ------------    ------------    ------------

Segment operating profit           $     31,273    $     21,440    $     80,409    $     62,707

Unallocated amounts:
 Income from investments                  2,208           2,515          28,202           5,193
 General corporate expense               (2,466)         (3,296)         (8,621)        (11,413)
 Interest expense                          (767)         (1,928)         (2,389)         (5,407)
 Corporate depreciation                    (430)           (398)         (1,234)         (1,091)
 Other corporate expense                   (446)            (25)           (664)         (1,282)
                                   ------------    ------------    ------------    ------------
   Total unallocated amounts             (1,901)         (3,132)         15,294         (14,000)
                                   ------------    ------------    ------------    ------------

Income before income taxes
and equity in income of
affiliate                          $     29,372    $     18,308    $     95,703    $     48,707
                                   ============    ============    ============    ============


The following table presents revenues from external customers by country based on the location of service provided.


                                                                         Nine Months Ended
                                                                    (Restated-
                                          Quarter Ended            See Note 12)
(in thousands)                       06/30/00        06/30/99        06/30/00        06/30/99
--------------                     ------------    ------------    ------------    ------------

Revenues
 United States                     $    118,991    $     89,271    $    354,052    $    283,971
 Venezuela                                8,098          11,413          25,980          49,331
 Colombia                                 9,736          13,972          33,184          48,618
 Other Foreign                           15,143          17,143          40,181          49,117
                                   ------------    ------------    ------------    ------------
   Total                           $    151,968    $    131,799    $    453,397    $    431,037
                                   ============    ============    ============    ============

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                    REVENUES AND INCOME BY BUSINESS SEGMENTS
                                   (UNAUDITED)
                                 (in thousands)

                                                    FISCAL YEAR 2000                   Nine Mos.
                                        (Restated-                                    (Restated-
                                       See Note 12)                                  See Note 12)    Nine Mos.
                                         1st Qtr         2nd Qtr         3rd Qtr       06/30/00       06/30/99
                                       ------------     --------        --------     ------------     --------
SALES AND OTHER REVENUES:

  Contract Drilling-Domestic             $ 50,219       $ 53,417        $ 53,050       $156,686       $165,983
  Contract Drilling-Internat'l             34,201         32,167          32,977         99,345        147,066
                                         --------       --------        --------       --------       --------
    Total Contract Drilling                84,420         85,584          86,027        256,031        313,049
                                         --------       --------        --------       --------       --------

  Exploration and Production               30,118         34,140          41,458        105,716         67,641
  Natural Gas Marketing                    18,315         17,834          20,010         56,159         38,649
                                         --------       --------        --------       --------       --------
    Total Oil & Gas Operations             48,433         51,974          61,468        161,875        106,290
                                         --------       --------        --------       --------       --------

  Real Estate                               2,242          2,238           2,204          6,684          6,476
  Other                                    14,486         12,052           2,269         28,807          5,222
                                         --------       --------        --------       --------       --------

Total Revenues                           $149,581       $151,848        $151,968       $453,397       $431,037
                                         ========       ========        ========       ========       ========


OPERATING PROFIT:

  Contract Drilling-Domestic             $  6,511       $  8,161        $ 10,047       $ 24,719       $ 25,700
  Contract Drilling-Internat'l              2,510          1,303           1,819          5,632         26,330
                                         --------       --------        --------       --------       --------
    Total Contract Drilling                 9,021          9,464          11,866         30,351         52,030
                                         --------       --------        --------       --------       --------

  Exploration and Production               12,694         12,445          16,915         42,054          3,680
  Natural Gas Marketing                       950          1,834           1,203          3,987          3,003
                                         --------       --------        --------       --------       --------
    Total Oil & Gas Operations             13,644         14,279          18,118         46,041          6,683
                                         --------       --------        --------       --------       --------

  Real Estate                               1,385          1,343           1,289          4,017          3,994
                                         --------       --------        --------       --------       --------

Total Operating Profit                     24,050         25,086          31,273         80,409         62,707
                                         --------       --------        --------       --------       --------

OTHER                                      10,160          7,035          (1,901)        15,294        (14,000)
                                         --------       --------       --------        --------       --------


INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE            $ 34,210       $ 32,121        $ 29,372       $ 95,703       $ 48,707
                                         ========       ========        ========       ========       ========


See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 1999 Annual Report on Form 10-K and the condensed consolidated financial statements included in the Company's 2000 First and Second Quarter Reports on Form 10-Q and related notes included elsewhere herein. See Note 12 of the Notes to Consolidated Condensed Financial Statements for a discussion of the effects of the restatement of the financial statements as of and for the nine month period ended June 30, 2000. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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


NINE MONTHS ENDED JUNE 30, 2000 VS NINE MONTHS ENDED JUNE 30, 1999

The Company reported net income of $58,291,000 ($1.17 per share) from revenues of $453,397,000 for the nine months ended June 30, 2000, compared with net income of $32,359,000 ($0.65 per share) from revenues of $431,037,000 for the first nine months of the prior fiscal year. Net income in the first nine months of fiscal 2000, included $8,152,000 ($0.16 per share) from the sale of investment securities, compared with $803,000 ($0.02 per share) for the same period of fiscal 1999.


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


Date:   DECEMBER 19, 2000           /s/ DOUGLAS E. FEARS
      ---------------------         -----------------------------------------
                                    Douglas E. Fears, Chief Financial Officer


Date:   DECEMBER 19, 2000           /s/ HANS C. HELMERICH
      ---------------------         -----------------------------------------
                                    Hans C. Helmerich, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  27              Financial Data Schedule