Form 10-K405
period 2000-09-30
HELMERICH & PAYNE INC
filed 2000-12-28
CIK 46765

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-4221

                            HELMERICH & PAYNE, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           73-0679879
          (State or other jurisdiction of                            (I.R.S. employer
          incorporation or organization)                            identification no.)

   UTICA AT TWENTY-FIRST STREET, TULSA, OKLAHOMA                           74114
     (Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code  (918) 742-5531

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
                -------------------                        ------------------------------------
          Common Stock ($0.10 par value)                          New York Stock Exchange
           Common Stock Purchase Rights                           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At December 15, 2000, the aggregate market value of the voting stock held by non-affiliates was $1,698,216,449.

     Number of shares of common stock outstanding at December 15, 2000: 50,087,254.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2000 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 7, 2001 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


         THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 10 THROUGH 17 IN REGISTRANT'S ANNUAL REPORT TO THE SHAREHOLDERS FOR FISCAL 2000 AND IN THE REMAINDER OF THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2000

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

         The Registrant is organized into three separate autonomous operating divisions being contract drilling; oil & gas exploration and production operations; and real estate. While there is a limited amount of intercompany activity, each division operates essentially independently of the others. Each of the divisions, except exploration and production, conducts their respective business through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

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

         The Registrant's domestic contract drilling is conducted primarily in Oklahoma, Texas, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 2000 in six international locations: Venezuela, Ecuador, Colombia, Argentina, Bolivia and Equatorial Guinea.

         The Registrant's real estate investments are located in Tulsa, Oklahoma, where the Registrant has its executive offices.


         CONTRACT DRILLING

         The Registrant believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Registrant specializes primarily in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote international areas. For its international operations, the Registrant operates certain rigs which are transportable by helicopter. In the United States, the Registrant draws its customers primarily from the major oil companies and the larger independents. The Registrant also drills for its own oil and gas division. In South America, the Registrant's current customers include the Venezuelan state petroleum company and major international oil companies.

         In fiscal 2000, Registrant received approximately 43% of its consolidated revenues from the Registrant's ten largest contract drilling customers. BP and Shell Oil Co., including their affiliates, (respectively, "BP" and "Shell") are the Registrant's two largest contract drilling customers. The

Registrant performs drilling services for BP and Shell on a world-wide basis. Revenues from drilling services performed for BP and Shell in fiscal 2000 accounted for approximately 15% and 7%, respectively, of the Registrant's consolidated revenues for the same period. While the Registrant believes that its relationship with all of these customers is good, the loss of BP or Shell or a simultaneous loss of several of its larger customers would have a material adverse effect on the drilling subsidiary and the Registrant.

         The Registrant provides drilling rigs, equipment, personnel, and camps on a contract basis. These services are provided so that Registrant's customers may explore for and develop oil and gas from onshore areas and from fixed and tension leg platforms in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. Conversely, a platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, Registrant operates self-moving minimum space platform drilling rigs and drilling rigs to be used on tension leg platforms. The minimum space rig is designed to be moved without the use of expensive derrick barges. The tension leg platform rig allows drilling operations to be conducted in much deeper water than traditional fixed platforms. A helicopter rig is one that can be disassembled into component part loads of approximately 4,000-20,000 pounds and transported to remote locations by helicopter, cargo plane, or other means.

         The Registrant's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers. A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in producing wells.

         During fiscal 1998, Registrant put to work a new generation of six highly mobile/depth flexible new rigs (individually the "FlexRig(TM)"). The FlexRig(TM) may reduce rig move times by at least 50%. In addition, the FlexRig(TM)allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. During fiscal 2000, the Registrant ordered 12 new FlexRigs(TM) at an approximate cost of between $7.5 million and $8.25 million each. The Registrant expects to take delivery of 11 of the new FlexRigs(TM) in calendar 2001 with the final FlexRig(TM) to be delivered in the first calendar quarter of 2002. The FlexRigs(TM) will be available for work in the Registrant's domestic and international drilling operations.

         The Registrant's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Registrant has previously performed contracts on a combination "footage" and "daywork" basis, under which the Registrant charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Registrant has previously accepted "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. Registrant has not accepted a "footage" or "turnkey" contract during fiscal 2000. The Registrant believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Registrant's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

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


         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 2000, the Registrant had 47 (37 land rigs and 10 platform rigs) of its rigs operating in the United States and had management contracts for three customer-owned rigs.

         During fiscal 2000, one land rig was relocated from the Registrant's domestic operations to the Registrant's operations in Venezuela. In addition, one of the Registrant's older land rigs was sold.

         In December of 2000, Registrant signed three-year term contracts for five (5) of Registrant's rigs to provide drilling services in Wyoming for a major oil company. Registrant expects that all five rigs will commence drilling operations during calendar 2001.


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

         Venezuelan operations continue to be a significant part of the Registrant's operations. At the end of fiscal 2000, the Registrant owned and operated 18 land drilling rigs in Venezuela with a utilization rate of 32% for such fiscal year. The Registrant worked for the Venezuelan state petroleum company during fiscal 2000, and revenues from this work accounted for approximately 3.6% of the Registrant's consolidated revenues during the fiscal year.

         Registrant's rig utilization rate in Venezuela has decreased from approximately 36% during the 1999 fiscal year to approximately 32% in fiscal 2000. This reduction in utilization is primarily due to curtailed production and development activities resulting from prior reductions in worldwide oil prices. While worldwide oil prices have improved, the Venezuelan state petroleum company production and development activities continue to lag behind the improvement in oil prices. Even though the Registrant is, at this time, unable to predict future fluctuations in its utilization rates during fiscal 2001, the Registrant believes that the prospects are good for returning at least three idle rigs back to work during fiscal 2001.

         The Venezuelan government, in early 1996, permitted foreign exploration and production companies to acquire rights to explore for and produce oil and gas in Venezuela. Registrant has performed contract drilling services in Venezuela for three independent oil companies during fiscal 2000.

         At the end of fiscal 2000, the Registrant owned and operated seven drilling rigs in Colombia. The Registrant's utilization rate in Colombia was 62% during fiscal 2000. During fiscal 2000 the revenues generated by Colombian drilling operations contributed approximately 6.7% of the Registrant's consolidated revenues. During the first and second quarters of fiscal 2001, the Registrant expects to move three (3) rigs from Colombia to Houston, Texas. The Registrant expects continued reduction in activity and revenues from Colombia.

         In addition to its operations in Venezuela and Colombia, the Registrant in fiscal 2000 owned and operated six rigs in Ecuador, six rigs in Bolivia, and three rigs in Argentina. In Ecuador, Bolivia and Argentina, the contracts are with large international oil companies. During fiscal 2000, the Registrant commenced operations under a management contract for a customer-owned platform rig located in offshore Equatorial Guinea.


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

         The Registrant believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering risks), workers compensation and employer's liability. No insurance is carried against loss of earnings or business interruption. The Registrant is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Registrant is generally indemnified under its drilling contracts from this risk. The Registrant's present insurance coverage has been secured through fiscal 2001. However, in view of conditions generally in the liability insurance industry, no assurance can be given that the Registrant's present coverage will not be cancelled during fiscal 2001 nor that insurance coverage will continue to be available at rates considered reasonable.

         International operations are subject to certain political, economic, and other uncertainties not encountered in domestic operations, including risks of terrorism, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Registrant's operations or on the ability of the Registrant to continue operations in certain areas. Because of the impact of local laws, the Registrant's future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Registrant holds only a minority interest, or pursuant to arrangements under which the Registrant conducts operations under contract to local entities. While the Registrant believes that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on the Registrant's operations or revenues, there can be no assurance that the Registrant will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Registrant. The Registrant further attempts to minimize the potential impact of such risks by operating in more than one geographical area and by attempting to obtain indemnification from operators against expropriation, nationalization, and deprivation.

         During fiscal 2000, approximately 22% of the Registrant's consolidated revenues were generated from the international contract drilling business. Over 95% of the international revenues were from operations in South America and 59% of South American revenues were from Venezuela and Colombia. Exposure to potential losses from currency devaluation is minimal in the above-mentioned countries except for Venezuela. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

         In Venezuela, approximately 60% of the Registrant's invoice billings are in U.S. dollars and the other 40% are in the local currency, the bolivar. The Registrant is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances.

In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the bolivar. In April of 1996, the bolivar was again devalued when the government decided to abolish its fixed rate policy and to allow a floating market exchange rate. During fiscal 1999, the Registrant experienced losses of approximately US$712,000 and in fiscal 2000 it experienced losses of US$687,000 as a result of the devaluation of the bolivar. Registrant is unable to predict future devaluation in Venezuela. In the event that fiscal 2001 activity levels are similar to fiscal 2000 and if a 25% to 50% devaluation would occur, the Registrant could experience potential currency valuation losses ranging from approximately US$600,000 to US$1,000,000.

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


         OIL & GAS EXPLORATION AND PRODUCTION OPERATIONS

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

         The Registrant's exploration and production division includes six geographical exploitation teams comprised of geological, engineering, and land personnel. These personnel primarily develop in-house oil and gas prospects as well as review outside prospects and acquisitions for their respective geographical areas. The Registrant believes that this structure allows each team to gain greater expertise in its respective geographical area and reduces risk in the development of prospects.

         Since fiscal 1998, the Registrant has focused on developing prospects using 3D seismic technology. Currently, the Registrant is involved in 3D surveys covering more than 1,050 square miles, of which approximately 750 square miles are proprietary. Approximately 900 square miles of land covered by such surveys is located near the Texas and Louisiana onshore Gulf Coast.

         During fiscal 2000, the Registrant drilled 17 wells with a 60% success rate in Jefferson County, Texas. These are primarily one well fields identified from the 3-D seismic. Since the beginning of Registrant's activity in Jefferson County, Registrant has participated in 21 wells with six dry holes, or a 71% success rate. Registrant's working interest in this area ranges from 33% to 66%, however Registrant has taken less interest in some prospects and greater interest in other prospects.

         Three wells have been drilled in the West Texas Dixieland area during fiscal 2000. Two of the wells have been successfully completed, and an uphole completion will be attempted in the third well. A fourth well is currently being completed. Registrant will evaluate the results of the fourth well in order to determine the possibility for a fifth well in the area.

         Registrant's major increases in new oil reserves came primarily from the Kansas Hugoton Field area and from condensate production associated with successful gas wells along the Gulf Coast.

         Commodity prices have allowed several low risk infill drilling projects to become economically viable. These include additional drilling at the edge of Hugoton field as well as additional drilling for tight gas in Oklahoma.

         The Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep expensive, high risk/high return wells. During fiscal 2000, the Registrant participated in 68 development and/or wildcat wells, which resulted in new discoveries of approximately 22.3 BCF of gas and 935,013 barrels of oil and condensate. The Registrant participated in 13 additional development wells, which resulted in the development of approximately 13.4 BCF of gas and 2,676 barrels of oil which was previously classified as proved undeveloped or proved developed nonproducing reserves. In addition, 30.5 BCF of gas and 191,206 barrels of oil was booked as additional proved undeveloped reserves in 96 locations, primarily in infill locations in Oklahoma and Kansas. This reserve increase primarily resulted from higher oil and gas prices and development drilling success. A total of $57,970,195 was spent in the Registrant's exploration and development program during fiscal 2000. This figure includes $4,452,626 of geophysical expense, but is exclusive of expenditures for acreage and acquisition of proved oil and gas reserves. The Registrant's total company-wide acquisition cost for acreage in fiscal 2000 was approximately $11 million.

         The Registrant spent $105,166 for the acquisition of proved oil and gas reserves during fiscal 2000. The reserves associated with these acquisitions were 242,149 MCF of gas and 1,502 barrels of oil.

         The Registrant's fiscal 2001 exploration and production budget of approximately $83 million is 26% greater than its actual exploration and production expenditures in fiscal 2000.


         The Registrant, during fiscal 2000, hired the investment banking firm of Petrie Parkman & Co. to advise the Company regarding strategic alternatives with regard to the Registrant's oil and gas division. It is contemplated that a successful transaction could lead, among other things, to the Company's exploration and production division being established as a separate public entity. The Registrant is unable to predict if and when such a transaction may occur.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and its subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells and development wells. Substantially all of Registrant's gas production is sold to and resold by Helmerich & Payne Energy Services, Inc. During fiscal 2000, the price that Registrant received for the sale of its natural gas has increased. Registrant's average per MCF natural gas sales price in fiscal 2000 for each of the first through fourth quarters was $2.28, $2.28, $2.97 and $3.65, respectively.

         The Registrant is of the opinion that the natural gas market will continue to be characterized by high volatility and relatively high prices for the next 12 to 18 months. The record natural gas prices and high volatility as evidenced by the dramatic early summer increase in natural gas prices is a result of ever changing perceptions throughout the industry centered around supply and demand. Pricing perceptions constantly change as members of the industry weigh the impacts of decline in deliverability of domestic supply, increased use of natural gas for electrical generation, continued U.S. economic growth, the increased usage and better management of natural gas storage, seasonal usage, fuel switching, usage of gas as a feed stock, and importation of gas from Canada and Mexico.

         The tight supply/demand balance will likely continue until increased gas drilling activity results in the increased productive capacity. Registrant presently believes that the natural gas price volatility will continue for the next three to five years as the natural gas industry reacts to the supply/demand balance. Long term pricing will obviously react to these short term factors, as well as other considerations affecting supply/demand.

         Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of the best price in the area for crude oil production. During fiscal 2000, the price that Registrant received for the sale of its crude oil has steadily increased. Registrant's average per barrel crude oil sales price in fiscal 2000 for each of the first through fourth quarters was $23.52, $27.80, $27.98 and $31.02, respectively.

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

         Commencing in April, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, Order 636-A, and Order 636-B (collectively, "Order 636") which requires interstate pipelines to provide transportation unbundled from their sales of gas. Also, such pipelines must provide open-access transportation on a basis that is equal for all gas supplies. Although Order 636 has provided the Registrant with additional market access and more fairly applied transportation service rates, it has also subjected the Registrant to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order 636 and numerous related orders pertaining to individual pipelines have been upheld by the Courts. However, the FERC continues to review and modify open access regulations.

         In particular, the FERC recently issued new rules and policies pertaining to interstate pipeline certificates which require notification of landowners affected by proposed pipeline construction, and which presume incremental pricing is appropriate for new construction. The FERC also issued new rules governing transportation which, among other matters, eliminated cost-based regulation for certain short term transportation, and require pipelines to design services that facilitate open access operations and decrease the use by pipelines of emergency operational orders. In addition, the FERC has requested comments on certain issues related to its regulation of long term transportation. Implementation of many details of these rules has been left to individual pipeline proceedings. In addition, court appeals of the new rules are pending. While this FERC action affects the Registrant only indirectly, these rules are intended to further enhance competition in the natural gas markets. They may also increase the cost of transportation.

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

         In February, 1994, the KCC issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. As a consequence of this order, the Registrant has participated in the drilling of 140 infill wells. If current gas prices continue, Registrant could participate in the drilling of up to 30 additional infill wells along the edge of the Hugoton field.

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

         During the period February through July, 1998, Registrant paid, under protest, approximately $1,379,000 to four interstate pipelines as partial ad valorem tax reimbursement and escrowed approximately $6,370,000 pending the FERC's decision in Registrant's adjustment proceedings. The escrowed amount includes Registrant's share of the amount of reimbursement obligation allegedly owed by Registrant's royalty owners. During calendar 2000, settlement negotiations have occurred among the pipelines, first sellers and other interested parties. Any settlement among such parties must be approved by the FERC. A settlement agreement in the Colorado Interstate Gas proceeding has recently been approved by the FERC. Registrant's settlement amount is less than the amount that Registrant had escrowed in the Colorado Interstate Gas proceeding. The final outcome of the other settlement negotiations and the final resolution of these proceedings cannot be predicted at this time.

However, the Registrant believes that Registrant's aggregate refund liability in all pipeline proceedings will not exceed the amount that Registrant has escrowed for such liability.

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


         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc., ("HPESI") continues its emphasis on the purchase of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression, gathering services and processing for a fee. During fiscal year 2000, HPESI's sales of third-party gas constituted approximately 13% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. HPESI's term gas sales contracts are for varied periods ranging from three months to seven years. However, recent contracts have tended toward shorter terms. The remainder of HPESI's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 2000, HPESI's term gas sales contracts provided for the sale of approximately 27 BCF of gas at prices which were indexed to market prices. For fiscal 2001, HPESI currently has approximately 15 BCF contracted at prices which are indexed to market prices. The balance of HPESI's gas is selling at spot prices or is not yet contracted. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-13 through I-20 regarding the market, competition, and regulation of natural gas.


         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (98% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (50% of which is currently leased). Due to increased operating costs and related business considerations, the Registrant intends to close the Medical Building in January 2002. All tenant leases in the Medical Building shall have expired prior to such date. The Registrant has not decided as to the future use of the area upon which the Medical Building is located. The Registrant has a two-level parking garage located in the southwest corner of Utica Square that can accommodate approximately 250 cars.

         Registrant has completed a three-phase renovation for three major existing tenants in Utica Square Shopping Center.

         At the end of the 2000 fiscal year the Registrant owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. One condominium unit was sold during fiscal 2000. Ten of the Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office and retail space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to third parties during fiscal 2000. Registrant leases approximately 29,000 square feet of office space in Tulsa for Registrant's oil and gas division.

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

         Registrant owns approximately 253.5 acres in Southpark consisting of approximately 240.5 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has increased from 96% to 100%. The Registrant believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. However, no development plans are currently pending.

         Registrant is a party to a condemnation proceeding initiated during fiscal 2000 by the Oklahoma Department of Transportation which seeks to purchase approximately 15.14 acres of undeveloped real property adjacent to a major expressway in Southpark. The parties are presently litigating the fair market value of such tract. It is expected that this matter will be concluded during calendar 2001.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from 96% to 100% during fiscal 2000. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2000, occupancy has decreased from 96% to 93%. However, on November 1, 2000, Registrant added a new tenant and increased total occupancy to 94%.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 2000, occupancy has decreased from 100% to 94%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 2000, occupancy has remained at 100%.

         Registrant believes that the recent increase in demand for multi-tenant warehouse space in the Tulsa market will continue. Registrant is unable to determine how long this increase in demand will continue.


         Competition

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


         FINANCIAL

         Information relating to Revenue and Operating Profit by Business Segments may be found on pages 9 and 31 through 32 of the Registrant's Annual Report to Shareholders for fiscal 2000, which is incorporated herein by reference.


         EMPLOYEES

         The Registrant had 2,312 employees within the United States (9 of which were part-time employees) and 1,294 employees in international operations as of September 30, 2000.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the Registrant's domestic drilling rigs as of September 30, 2000:

              Rig        Registrant's      Optimum Working          Present
         Designation    Classification      Depth in Feet           Location
         -----------    --------------     ---------------      ---------------
             158         Medium Depth          10,000            Texas
             110         Medium Depth          12,000            Texas
             156         Medium Depth          12,000            Texas
             159         Medium Depth          12,000            Texas
             141         Medium Depth          14,000            Texas
             142         Medium Depth          14,000            Texas
             143         Medium Depth          14,000            Texas
             145         Medium Depth          14,000            Texas
             155         Medium Depth          14,000            Texas
              96         Medium Depth          16,000            Oklahoma
             118         Medium Depth          16,000            Texas
             119         Medium Depth          16,000            Texas
             120         Medium Depth          16,000            Texas
             147         Medium Depth          16,000            Texas
             154         Medium Depth          16,000            Texas
             162         Medium Depth          16,000            Texas
             164         Medium Depth          16,000            Texas
             165         Medium Depth          16,000            Texas
             166         Medium Depth          16,000            Texas
             167         Medium Depth          16,000            Texas
             168         Medium Depth          16,000            Texas
             169         Medium Depth          16,000            Texas
             108         Medium Depth          18,000            Gulf of Mexico
              79         Deep                  20,000            Louisiana
              80         Deep                  20,000            Texas
              89         Deep                  20,000            Texas
              91         Deep                  20,000            Gulf of Mexico
              92         Deep                  20,000            Oklahoma
              94         Deep                  20,000            Texas
              98         Deep                  20,000            Oklahoma
             122         Deep                  20,000            Louisiana
             203         Deep                  20,000            Gulf of Mexico
              97         Deep                  26,000            Texas
              99         Deep                  26,000            Texas

              Rig        Registrant's      Optimum Working          Present
         Designation    Classification      Depth in Feet           Location
         -----------    --------------     ---------------      ---------------
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


         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                             Years ended September 30,
                                     ----------------------------------------
                                     1996     1997     1998     1999     2000
                                     ----     ----     ----     ----     ----
Number of rigs owned at end of
  period                              41       38       46       50       48

Average rig utilization rate
  during period (1)                   82%      88%      95%      75%      87%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs as of September 30, 2000:

             Rig            Registrant's         Optimum Working      Present
         Designation       Classification         Depth in Feet       Location
         -----------   -----------------------   ---------------     ----------
              14       Workover/drilling             6,000           Venezuela
              19       Workover/drilling             6,000           Venezuela
              20       Workover/drilling             6,000           Venezuela
             140       Medium Depth                 10,000           Venezuela
             171       Medium Depth                 16,000           Bolivia
             172       Medium Depth                 16,000           Bolivia
              22       Medium Depth (Heli Rig)      18,000           Ecuador

             Rig             Registrant's        Optimum Working     Present
         Designation        Classification        Depth in Feet      Location
         -----------   -----------------------   ---------------     ----------
              23       Medium Depth (Heli Rig)       18,000           Ecuador
             132       Medium Depth                  18,000           Ecuador
             176       Medium Depth                  18,000           Ecuador
             121       Deep                          20,000           Ecuador
             173       Deep                          20,000           Bolivia
              45       Deep                          26,000           Venezuela
              82       Deep                          26,000           Venezuela
              83       Deep                          26,000           Venezuela
             117       Deep                          26,000           Venezuela
             123       Deep                          26,000           Bolivia
             138       Deep                          26,000           Ecuador
             148       Deep                          26,000           Venezuela
             160       Deep                          26,000           Venezuela
             170       Deep (Heli Rig)               26,000           Texas
             113       Very Deep                     30,000           Venezuela
             115       Very Deep                     30,000           Venezuela
             116       Very Deep                     30,000           Venezuela
             125       Very Deep                     30,000           Colombia
             127       Very Deep                     30,000           Venezuela
             128       Very Deep                     30,000           Venezuela
             129       Very Deep                     30,000           Venezuela
             133       Very Deep                     30,000           Colombia
             134       Very Deep                     30,000           Colombia
             135       Very Deep                     30,000           Colombia
             136       Very Deep                     30,000           Colombia
             150       Very Deep                     30,000           Venezuela
             151       Very Deep                     30,000           Bolivia
             152       Very Deep                     30,000           Colombia
             153       Very Deep                     30,000           Argentina
             174       Very Deep                     30,000           Argentina
             175       Very Deep                     30,000           Bolivia
             177       Very Deep                     30,000           Argentina
             139       Super Deep                    30,000+          Colombia

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                               Years ended September 30,
                                       ----------------------------------------
                                       1996     1997     1998     1999     2000
                                       ----     ----     ----     ----     ----
Number of rigs owned at end of
  period                                36       39       44       39       40

Average rig utilization rate
  during period (1)                     85%      91%      88%      53%      47%


(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are located within the continental United States.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the fiscal years 1998 through 2000 are shown below:

                                      Average Sales    Average Lifting
           Year     Net Barrels     Price per Barrel   Cost per Barrel
           ----     -----------     ----------------   ---------------

           1998      701,180             $14.74            $7.40
           1999      649,370             $14.60            $7.02
           2000      880,304             $27.95            $6.06


         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1998 through 2000 are as follows:

                                 Average Sales    Average Lifting
         Year      Net MCF       Price per MCF      Cost per MCF
         ----    ----------      -------------    --------------
         1998    42,862,300          $2.04           $0.3110
         1999    44,240,332          $1.83           $0.3300
         2000    46,922,752          $2.79           $0.3704

         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1998, 1999, and 2000:

                      Exploratory Wells                 Development Wells
                  -------------------------       --------------------------
                  1998      1999      2000         1998      1999      2000
                  -----     -----    ------       ------    ------    ------
Productive        1.910     2.917     9.735       29.614    13.846    23.862
Dry               2.900     2.615    5.7017        1.310     4.502     3.403


         On September 30, 2000, the Registrant was in the process of drilling or completing nine gross or 6.237 net wells.


Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 2000, were as follows:

                     Developed Acreage                Undeveloped Acreage
                ---------------------------       ---------------------------
                   Gross             Net             Gross              Net
                ----------       ----------       ----------       ----------
Arkansas          3,068.23         1,725.11              -0-              -0-
Colorado               -0-              -0-           320.00           160.00
Kansas          125,599.29        86,931.89        11,497.94         9,936.14
Louisiana         3,414.79         1,525.59        12,560.16         4,966.79
Michigan               -0-              -0-        13,518.76        13,135.42
Montana           1,997.19           392.99         2,708.95           969.73
Nebraska            480.00           168.00              -0-              -0-
Nevada                 -0-              -0-         4,864.04         4,864.04
New Mexico          760.00            96.63           121.88            40.22
North Dakota        200.00            11.52              -0-              -0-
Oklahoma        125,158.99        50,675.44         8,178.63         4,804.15
Texas            89,290.15        42,949.27       184,108.75        76,230.86
Wyoming                -0-              -0-            40.00           105.59
                ----------       ----------       ----------       ----------
    Total       349,968.64       184,476.44       238,319.11       115,212.94

         Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals. As shown in the above table, the Registrant has a significant portion of its undeveloped acreage in Texas, with eight major prospects accounting for 63,191 net acres. The average minimum remaining term of leases in these eight prospects is approximately 23 months.


         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 2000, were as follows:

                   Oil Wells                              Gas Wells
              ------------------                     -------------------
              Gross         Net                      Gross          Net
              -----         ----                     -----          ---
              3,415         163                       956           453

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-11 through I-21 of
Item 1. BUSINESS, and pages 23 through 34 of the Registrant's Annual Report to Shareholders for fiscal 2000, "Notes to Consolidated Financial Statements" and "Note 14 Supplementary Financial Information for Oil and Gas Producing Activities."

         Estimates of oil and gas reserves, future net revenues, and present value of future net revenues were prepared by Netherland, Sewell & Associates, Inc., 4950 Three Allen Center, 333 Clay Street, Houston, Texas 77002. Total oil and gas reserve estimates do not differ by more than 5% from the total reserve estimates filed with any other federal authority or agency.

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-21 through I-24.

         STOCK

         As of December 15, 2000:

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

         The Registrant owned 286,528 shares of the common stock of Transocean Sedco Forex, Inc., which it received in a merger between Transocean Offshore and the contract drilling division of Schlumberger.

         The Registrant owned 84,175 shares of the common stock of Protein Design Labs, Inc.

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


W. H. Helmerich, III, 77            Director since 1949; Chairman of the Board
Chairman of the Board               since 1960

Hans Helmerich, 42                  Director  since  1987; President and Chief
President                           Executive Officer since 1989

George S. Dotson, 59                Director since 1990; Vice President,
Vice President                      Drilling since 1977 and President and
                                    Chief Operating Officer of Helmerich &
                                    Payne International Drilling Co. since 1977

Douglas E. Fears, 51                Vice President, Finance, since 1988
Vice President

Steven R. Mackey, 49                Secretary since 1990; Vice President and
Vice President and                  General Counsel since 1988
Secretary

Steven R. Shaw, 49                  Vice  President, Production, since 1985;
Vice President                      Vice President, Exploration and Production
                                    since 1996

Gordon K. Helm, 47                  Chief Accounting Officer of the Registrant;
Controller                          Controller since December 10, 1993

                                    PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                              1999                     2000
                        -----------------       -----------------
         Quarter        High         Low         High        Low
         -------        -----       -----       -----       -----
         First          24.50       16.75       27.44       19.13
         Second         23.94       16.06       31.00       20.00
         Third          26.75       20.38       37.75       29.06
         Fourth         30.19       23.00       38.31       30.06


         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                            Paid per Share                Total Payment
                         -------------------       ----------------------------
                                Fiscal                       Fiscal
                         -------------------       ----------------------------
         Quarter          1999         2000           1999             2000
         -------         ------       ------       ----------       -----------
         First           $0.070       $0.070       $3,457,626       $3,474,612
         Second           0.070        0.070        3,459,168        3,475,623
         Third            0.070        0.070        3,464,109        3,484,189
         Fourth           0.070        0.075        3,468,377        3,740,863


         The Registrant paid a cash dividend of $0.075 per share on December 1, 2000, to shareholders of record on November 15, 2000. Payment of future dividends will depend on earnings and other factors.

         As of December 15, 2000, there were 1,170 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6.   SELECTED FINANCIAL DATA

         The Five-year Summary of Selected Financial Data described below excludes results of Natural Gas Odorizing, Inc. ("NGO") operations. Registrant, on August 30, 1996, sold its wholly-owned subsidiary, NGO, to Occidental Petroleum Corporation.

                                                              Five-year Summary of Selected Financial Data
                                     -----------------------------------------------------------------------------------
                                         1996                 1997             1998             1999             2000
                                     ------------       -------------       ----------       ----------       ----------
                                                                      (in thousands)
Sales, operating,
Sand other revenues                  $    393,255       $     517,859       $  636,640       $  564,319       $  631,095

Income from con-
tinuing operations                        45,426              84,186          101,154           42,788           82,300

Income from continuing
 operations per common share:
     Basic                                  0.92                1.69             2.03             0.87             1.66
     Diluted                                0.91                1.67             2.00             0.86             1.64

Total assets                             821,914           1,033,595        1,090,430        1,109,699        1,259,492

Long-term debt                               -0-                 -0-           50,000           50,000           50,000

Cash dividends declared
 per common share                          0.255                0.26            0.275             0.28            0.285

         The following Five-year Summary of Selected Financial Data includes only the results of NGO operations.


              Five-year Summary of Selected Financial Data for NGO
              ----------------------------------------------------

                                         1996              1997        1998        1999        2000
                                     ----------            ----        ----        ----        ----
                                                                  (in thousands)
Sales, operating,
and other revenues                   $   19,540            $ -0-       $ -0-       $ -0-       $ -0-

Income from discontinued
  operations                              3,090              -0-         -0-         -0-         -0-

Income from discontinued
  operations per common share:
         Basic                             0.06              -0-         -0-         -0-         -0-
         Diluted                           0.06              -0-         -0-         -0-         -0-

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information required by this item may be found on pages 10 through 17, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 2000, which is incorporated herein by reference.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item may be found on the following pages of Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 2000, which is incorporated herein by reference:


     Market Risk                                   Page
     -----------                                   ----
     o  Foreign Currency Exchange Rate Risk      13, 23
     o  Commodity Price Risk                     14-15, 30
     o  Interest Rate Risk                       16-17, 24
     o  Equity Price Risk                        17, 23

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 18 through 34 in the Registrant's Annual Report to Shareholders for fiscal 2000, which is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors and with respect to any delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2001, to be filed with the Commission not later than 120 days after September 30, 2000. See page I-32 for information covering the Registrant's Executive Officers.


Item 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2001, to be filed with the Commission not later than 120 days after September 30, 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2001, to be filed with the Commission not later than 120 days after September 30, 2000.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2001, to be filed with the Commission not later than 120 days after September 30, 2000.






                                     III-1

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 2000.

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

               *  10.1     Consulting Services Agreement between W. H.
                           Helmerich, III, and the Registrant effective January
                           1, 1990, as amended is incorporated herein by
                           reference to Registrant's Annual Report on Form 10-K
                           to the Securities and Exchange Commission for fiscal
                           1996.

               *  10.2     Supplemental Retirement Income Plan for Salaried
                           Employees of Helmerich & Payne, Inc. is incorporated
                           herein by reference to Registrant's Annual Report on
                           Form 10-K to the Securities and Exchange Commission
                           for fiscal 1996.

               *  10.3     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                           incorporated herein by reference to Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1996.

-----------------------

* Compensatory Plan or Arrangement.


              *   10.4     Form of Nonqualified Stock Option Agreement for
                           the 1990 Stock Option Plan is incorporated by
                           reference to Exhibit 99.2 to the Registrant's
                           Registration Statement No. 33-55239 on Form S-8,
                           dated August 24, 1994.

              *   10.5     Supplemental Savings Plan for Salaried Employees of
                           Helmerich and Payne, Inc. is incorporated herein by
                           reference from Registrant's Annual Report on Form
                           10-K to the Securities and Exchange Commission for
                           fiscal 1999.

              *   10.6     Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated herein by reference to Registrant's
                           Registration Statement No. 333-34939 on Form S-8
                           dated September 4, 1997.

              *   10.7     Form of Nonqualified Stock Option Agreement for
                           Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated by reference to Exhibit 99.2 to
                           Registrant's Registration Statement on Form S-8
                           dated September 4, 1997.

              *   10.8     Form of Restricted Stock Agreement for Helmerich &
                           Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated by reference from Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 1997.

              *   10.9     Helmerich & Payne, Inc. Non-Employee Directors Stock
                           Compensation Plan is hereby incorporated by
                           reference to Exhibit "B" of Registrant's Proxy
                           Statement dated January 27, 1997.

                  13. The Registrant's Annual Report to Shareholders for fiscal 2000.

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

HELMERICH & PAYNE, INC.


By  /s/ HANS HELMERICH
    --------------------------
     Hans Helmerich, President
     (Chief Executive Officer)
     Date:  December 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




By  /s/ WILLIAM L. ARMSTRONG                         By  /s/ GLENN A. COX
    ---------------------------------                    ---------------------------------
     William L. Armstrong, Director                      Glenn A. Cox, Director
     Date:  December 28, 2000                            Date:   December 28, 2000

By  /s/ GEORGE S. DOTSON                             By  /s/ HANS HELMERICH
    ---------------------------------                    ---------------------------------
     George S. Dotson, Director                          Hans Helmerich, Director and CEO
     Date:  December 28, 2000                            Date:  December 28, 2000

By  /s/ W. H. HELMERICH, III                         By  /s/ L. F. ROONEY, III
    ---------------------------------                    ---------------------------------
     W. H. Helmerich, III, Director                      L. F. Rooney, III, Director
     Date:  December 28, 2000                            Date:  December 28, 2000

By  /s/ EDWARD B. RUST, JR.                          By  /s/ GEORGE A. SCHAEFER
    ---------------------------------                    ---------------------------------
     Edward B. Rust, Jr., Director                       George A. Schaefer, Director
     Date:  December 28, 2000                            Date:  December 28, 2000

By  /s/ JOHN D. ZEGLIS                               By  /s/ DOUGLAS E. FEARS
    ---------------------------------                    ---------------------------------
     John D. Zeglis, Director                            Douglas E. Fears
     Date:  December 28, 2000                            (Principal Financial Officer)
                                                         Date:  December 28, 2000

By  /s/ GORDON K. HELM
    ---------------------------------
     Gordon K. Helm, Controller
     (Principal Accounting Officer)
     Date:  December 28, 2000

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

  *  10.1     Consulting Services Agreement between W. H.
              Helmerich, III, and the Registrant effective January
              1, 1990, as amended is incorporated herein by
              reference to Registrant's Annual Report on Form 10-K
              to the Securities and Exchange Commission for fiscal
              1996.

  *  10.2     Supplemental Retirement Income Plan for Salaried
              Employees of Helmerich & Payne, Inc. is incorporated
              herein by reference to Registrant's Annual Report on
              Form 10-K to the Securities and Exchange Commission
              for fiscal 1996.

  *  10.3     Helmerich & Payne, Inc. 1990 Stock Option Plan is
              incorporated herein by reference to Registrant's
              Annual Report on Form 10-K to the Securities and
              Exchange Commission for fiscal 1996.

--------------------

* Compensatory Plan or Arrangement.

 EXHIBIT
 NUMBER      DESCRIPTION
 -------     -----------
*   10.4     Form of Nonqualified Stock Option Agreement for
             the 1990 Stock Option Plan is incorporated by
             reference to Exhibit 99.2 to the Registrant's
             Registration Statement No. 33-55239 on Form S-8,
             dated August 24, 1994.

*   10.5     Supplemental Savings Plan for Salaried Employees of
             Helmerich and Payne, Inc. is incorporated herein by
             reference from Registrant's Annual Report on Form
             10-K to the Securities and Exchange Commission for
             fiscal 1999.

*   10.6     Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
             incorporated herein by reference to Registrant's
             Registration Statement No. 333-34939 on Form S-8
             dated September 4, 1997.

*   10.7     Form of Nonqualified Stock Option Agreement for
             Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
             incorporated by reference to Exhibit 99.2 to
             Registrant's Registration Statement on Form S-8
             dated September 4, 1997.

*   10.8     Form of Restricted Stock Agreement for Helmerich &
             Payne, Inc. 1996 Stock Incentive Plan is
             incorporated by reference from Registrant's Annual
             Report on Form 10-K to the Securities and Exchange
             Commission for fiscal 1997.

*   10.9     Helmerich & Payne, Inc. Non-Employee Directors Stock
             Compensation Plan is hereby incorporated by
             reference to Exhibit "B" of Registrant's Proxy
             Statement dated January 27, 1997.

    13. The Registrant's Annual Report to Shareholders for fiscal 2000.

    22.      Subsidiaries of the Registrant.

    23.1     Consent of Independent Auditors.

    27.      Financial Data Schedule.

--------------------

* Compensatory Plan or Arrangement.