Form 10-Q
period 2000-12-31
HELMERICH & PAYNE INC
filed 2001-02-13
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] For quarterly period ended: DECEMBER 31, 2000

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
                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                         ---         ---

            CLASS                          OUTSTANDING AT DECEMBER 31, 2000
Common Stock,  .10 par value                           50,093,802


                                           TOTAL NUMBER OF PAGES   16

                             HELMERICH & PAYNE, INC.


                                      INDEX



PART I. FINANCIAL INFORMATION


   Consolidated Condensed Balance Sheets -
   December 31, 2000 and September 30, 2000 ..........................     3


   Consolidated Condensed Statements of Income -
   Three Months Ended December 31, 2000 and 1999 .....................     4


   Consolidated Condensed Statements of Cash Flows -
   Three Months Ended December 31, 2000 and 1999 .....................     5


   Consolidated Condensed Statement of Shareholders' Equity
   Three Months Ended December 31, 2000 ..............................     6


   Notes to Consolidated Condensed Financial Statements ..............   7 - 12


   Management's Discussion and Analysis of Results of
   Operations and Financial Condition ................................   13 - 15

PART II. OTHER INFORMATION ...........................................     16


   Signature Page ....................................................     16

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                            Unaudited
                                                            December 31        September 30
                                                               2000               2000
                                                          ---------------    ---------------
ASSETS
Current Assets
      Cash and cash equivalents                           $       126,538    $       108,087
      Accounts receivable, net                                    125,283            106,630
      Inventories                                                  25,228             25,598
      Prepaid expenses and other                                   23,389             24,829
                                                          ---------------    ---------------
         Total Current Assets                                     300,438            265,144
                                                          ---------------    ---------------

Investments                                                       296,762            304,326
Property, Plant and Equipment, net                                685,481            673,605
Other Assets                                                       17,166             16,417
                                                          ---------------    ---------------
          Total Assets                                    $     1,299,847    $     1,259,492
                                                          ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                    $        31,712    $        32,279
      Accrued liabilities                                          62,153             46,615
                                                          ---------------    ---------------
          Total Current Liabilities                                93,865             78,894
                                                          ---------------    ---------------
Noncurrent Liabilities
      Long-term notes payable                                      50,000             50,000
      Deferred income taxes                                       157,035            156,650
      Other                                                        18,395             18,245
                                                          ---------------    ---------------
          Total Noncurrent Liabilities                            225,430            224,895
                                                          ---------------    ---------------

SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                                        5,353              5,353
      Preferred stock, no shares issued                                --                 --
      Additional paid-in capital                                   67,190             66,090
      Retained earnings                                           843,981            813,885
      Unearned compensation                                        (2,911)            (3,277)
      Accumulated other comprehensive income                       98,317            106,064
                                                          ---------------    ---------------
                                                                1,011,930            988,115
      Less treasury stock, at cost                                 31,378             32,412
                                                          ---------------    ---------------
          Total Shareholders' Equity                              980,552            955,703
                                                          ---------------    ---------------

Total Liabilities and Shareholders' Equity                $     1,299,847    $     1,259,492
                                                          ===============    ===============



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                                Three Months Ended
                                                             12/31/00        12/31/99
                                                          -------------   -------------
REVENUES:
         Sales and other operating revenues               $     189,748   $     135,194
         Income from investments                                  2,802          14,387
                                                          -------------   -------------
                                                                192,550         149,581
                                                          -------------   -------------

COST AND EXPENSES:
         Operating costs                                         94,046          76,697
         Depreciation, depletion and
          amortization                                           17,978          26,138
         Dry holes and abandonments                              12,044           2,382
         Taxes, other than income taxes                           8,868           6,512
         General and administrative                               3,567           2,821
         Interest                                                   607             821
                                                          -------------   -------------
                                                                137,110         115,371
                                                          -------------   -------------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATES                                   55,440          34,210

INCOME TAX EXPENSE                                               22,035          14,259

EQUITY IN INCOME OF AFFILIATES,
 net of income taxes                                                435             510
                                                          -------------   -------------

NET INCOME                                                $      33,840   $      20,461
                                                          =============   =============

EARNINGS PER COMMON SHARE:
         Basic                                            $        0.68   $        0.41
         Diluted                                          $        0.67   $        0.41

CASH DIVIDENDS (Note 3)                                   $       0.075   $        0.07

AVERAGE COMMON SHARES OUTSTANDING:
         Basic                                                   49,818          49,427
         Diluted                                                 50,431          49,764




The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Three Months Ended
                                                                  12/31/00        12/31/99
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                    $      33,840    $      20,461
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                         17,978           26,138
     Dry holes and abandonments                                       12,044            2,382
     Equity in income of affiliate before income taxes                  (910)            (823)
     Amortization of deferred compensation                               379              377
     Gain on sale of securities and non-monetary
       investment income                                                  --          (13,089)
     Gain on sale of property, plant & equipment                      (1,614)             (24)
     Other, net                                                           97              300
     Change in assets and liabilities-
         Accounts receivable                                         (18,653)           2,879
         Inventories                                                      98              766
         Prepaid expenses and other                                    1,389           (4,564)
         Accounts payable                                              5,872               74
         Accrued liabilities                                           9,099            2,786
         Deferred income taxes                                         4,600            6,347
         Other noncurrent liabilities                                    150              350
                                                               -------------    -------------
         Total adjustments                                            30,529           23,899
                                                               -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             64,369           44,360
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                     (48,687)         (22,377)
  Proceeds from sales of property, plant and equipment                 4,488              304
  Proceeds from sale of investments                                       --            2,833
                                                               -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                (44,199)         (19,240)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on notes payable                                          --           (5,000)
  Dividends paid                                                      (3,757)          (3,476)
  Proceeds from exercise of stock options                              2,038              142
                                                               -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                 (1,719)          (8,334)
                                                               -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             18,451           16,786
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       108,087           21,758
                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     126,538    $      38,544
                                                               =============    =============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                                                                                                    Accumulated
                                           Common Stock    Additional                          Treasury Stock          Other
                                       ------------------   Paid-In     Unearned    Retained  -----------------    Comprehensive
                                        Shares    Amount    Capital   Compensation  Earnings  Shares    Amount    Income    Total
                                       --------  --------  ---------- ------------  --------  ------   --------  --------  --------
Balance, September 30, 2000              53,529  $  5,353  $   66,090 $     (3,277) $813,885   3,548   $(32,412) $106,064  $955,703
Comprehensive Income:
  Net Income                                                                          33,840                                 33,840
  Other comprehensive income,
   Unrealized gains on available-
      for-sale securities, net                                                                                     (8,445)   (8,445)
   Derivatives instruments gains, net                                                                                 698       698
                                                                                                                 --------  --------
  Total other comprehensive income                                                                                 (7,747)   (7,747)
                                                                                                                 --------  --------
Comprehensive income                                                                                                         26,093
                                                                                                                           --------
Cash dividends ($0.075 per share)                                                     (3,757)                                (3,757)
Exercise of Stock Options                                       1,100                           (113)     1,034               2,134
Stock issued under Restricted Stock
 Award Plan
Amortization of deferred compensation                                          366        13                                    379
                                       --------  --------  ---------- ------------  --------  ------   --------  --------  --------
Balance, December 31, 2000               53,529  $  5,353  $   67,190 $     (2,911) $843,981   3,435   $(31,378) $ 98,317  $980,552
                                       ========  ========  ========== ============  ========  ======   ========  ========  ========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 2000, and December 31, 1999, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report on Form 10K.

2. Effective October, 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption at October 1, 2000, the effect of complying with SFAS 133, as amended, resulted in a cumulative transition adjustment to accumulated other comprehensive income of approximately $1.4 million (see Note 7).

3. The $.075 cash dividend declared in September, 2000, was paid December 1, 2000. On December 6, 2000, a cash dividend of $.075 per share was declared for shareholders of record on February 15, 2001, payable March 1, 2001.

4.   Inventories consist of materials and supplies.

5. Income from investments includes $-0- and $2,861,000 from gains on sales of available-for-sale securities during the first quarter of fiscal years 2001 and 2000, respectively. Also included in income from investments for the first quarter of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and a non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

6. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded amount for investments accounted for under the equity method is $52,473,000.

                                                         Gross         Gross          Est.
                                                       Unrealized    Unrealized       Fair
                                          Cost           Gains          Losses        Value
                                      ------------   ------------   ------------   ------------
Equity Securities 12/31/00            $     86,840   $    157,888   $        439   $    244,289
Equity Securities 09/30/00            $     86,901   $    173,137   $      2,065   $    257,973

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

7.   Comprehensive Income -
     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                 Three Months Ended
                                                            12/31/00         12/31/99
                                                          ------------    ------------
Net Income                                                $     33,840    $     20,461

Other comprehensive income:
    Net unrealized gain(loss) on securities                     (8,445)          3,814
    Net unrealized gain on derivative instruments                  698              --
                                                          ------------    ------------
    Other comprehensive income                                  (7,747)          3,814
                                                          ------------    ------------
Comprehensive income                                      $     26,093    $     24,275
                                                          ============    ============

     The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                            12/31/00        09/30/00
                                                          ------------    ------------
Unrealized gains on securities, net                       $     97,619    $    106,064
Unrealized gains on derivative instruments                         698              --
                                                          ------------    ------------
Accumulated other comprehensive income                    $     98,317    $    106,064
                                                          ============    ============

     The following table summarizes activity in other comprehensive income related to derivatives held by the Company during the period from October 1, 2000 through December 31, 2000 (in thousands):

                                                                        Three Months Ended
                                                                             12/31/00
                                                                       -------------------
Cumulative effect of adopting SFAS 133                                    $      1,444
Change in fair value of derivative, net of tax
    effect of $540                                                                (882)
Gains reclassified from OCI, net into interest exp.                                136
                                                                          ------------
Accumulated derivative gain, December 31, 2000                            $        698
                                                                          ============

     The $698,000 recorded in other comprehensive income at the end of the period relates to the interest rate swap that the Company expects to accrete into earnings over the remaining life of the debt instrument it is hedging (October 2003).

8. At December 31, 2000, the Company had committed bank lines of credit totaling $85 million; $35 million expires in May 2001 and $50 million expires in October 2003. The Company had $50 million in variable-rate borrowings under its committed bank line of credit that expires in October 2003. The Company also has outstanding letters of credit totaling $8.2 million against these lines at December 31, 2000. The average rate on the borrowings at December 31, 2000, was 7.15 percent. However, concurrent with a $50 million borrowing under one of its committed facilities, the Company entered into a 5-year, $50 million interest rate swap. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5-year term of the note.

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

     A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                 Three Months Ended
(in thousands)                                12-31-00        12-31-99
                                           -------------   -------------
Basic weighted-average shares                     49,818          49,427
Effect of dilutive shares:
       Stock options                                 603             335
        Restricted stock                              10               2
                                           -------------   -------------
                                                     613             337
                                           -------------   -------------
Diluted weighted-average shares                   50,431          49,764
                                           =============   =============

     Restricted stock of 180,000 shares at a weighted-average price of $37.73 and options to purchase 523,250 shares of common stock at a weighted-average price of $36.84 were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares over the three-month period ended December 31, 2000.

10.  Change in Depreciable Lives -
     As a result of a recently completed economic evaluation of the useful lives of its drilling equipment, the Company has extended the depreciable life of its rig equipment from 10 to 15 years. This change will provide a better matching of revenues and depreciation expense over the useful life of the equipment. This change, effective October 1, 2000, reduced depreciation expense during the quarter ended December 31, 2000, by approximately $7.5 million.


11.  Stock Option Plan -

     The Board adopted, subject to stockholder approval at the Annual Meeting of Stockholders on March 7, 2001, the Helmerich & Payne, Inc. 2000 Stock Incentive Plan (the "Stock Incentive Plan"). Options will not be awarded nor restricted stock granted after December 6, 2000, under any of the previously adopted plans. The Stock Incentive Plan authorizes the Company to grant non-qualified stock options, incentive stock options and restricted stock awards to key employees and non-employee Directors subject to conditions set forth in the Stock Incentive Plan. The Board has reserved 3,000,000 shares of common stock of the Corporation for grant to participants under the Stock Incentive Plan. Subject to the adjustment provisions of the Stock Incentive Plan, in no event shall more than 450,000 shares of common stock be awarded to participants as restricted stock awards.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

12.  Interest Rate Risk Management -
     The Company uses derivatives as part of an overall operating strategy to moderate certain financial market risks and is exposed to interest rate risk from long-term debt. To manage this risk, the Company has entered into an interest rate swap to exchange floating rate for fixed rate interest payments over the remaining life of the debt. As of December 31, 2000, the Company had an interest rate swap outstanding with a notional principal amount of $50 million. (See Note 8)

     The Company's accounting policy for these instruments is based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value.

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The change in value of the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the risk being hedged, if any, is recognized in the current earnings during the period of change.

     The Company's interest rate swap has been designated as a cash flow hedge and is expected to be 100% effective in hedging the exposure of variability in the future interest payments attributable to the debt because the terms of the interest swap correlate with the terms of the debt.

13.  Segment Information -
     The Company evaluates performance of its segments based upon operating profit or loss from operations before income taxes, which includes revenues from external and internal customers; operating costs; depreciation, depletion and amortization; dry holes and abandonments and taxes other than income taxes. Intersegment sales are accounted for in the same manner as sales to unaffiliated customers. Other includes investments in available-for-sale securities, equity owned investments, as well as corporate operations.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

     Summarized financial information of the Company's reportable segments for the quarter ended December 31, 2000, and 1999, is shown in the following table:

                                                          External        Inter-            Total         Operating
(in thousands)                                             Sales          Segment           Sales           Profit
--------------                                         -------------   -------------    -------------    -------------
DECEMBER 31, 2000
Contract Drilling
 Domestic                                              $      62,294   $         941    $      63,235    $      17,046
 International                                                38,691              --           38,691            7,548
                                                       -------------   -------------    -------------    -------------
                                                             100,985             941          101,926           24,594
                                                       -------------   -------------    -------------    -------------
Oil & Gas Operations
 Exploration & Prod.                                          57,728                           57,728           27,020
 Natural Gas Marketing                                        28,679              --           28,679            4,699
                                                       -------------   -------------    -------------    -------------
                                                              86,407              --           86,407           31,719
                                                       -------------   -------------    -------------    -------------

Real Estate                                                    2,331             389            2,720            1,375
Other                                                          2,827              --            2,827               --
Eliminations                                                      --          (1,330)          (1,330)              --
                                                       -------------   -------------    -------------    -------------
   Total                                               $     192,550   $          --    $     192,550    $      57,688
                                                       =============   =============    =============    =============

                                                         External          Inter-           Total         Operating
(in thousands)                                            Sales           Segment           Sales           Profit
--------------                                         -------------   -------------    -------------    -------------
DECEMBER 31, 1999
Contract Drilling
 Domestic                                              $      50,219   $         509    $      50,728    $       6,511
 International                                                34,201              --           34,201            2,510
                                                       -------------   -------------    -------------    -------------
                                                              84,420             509           84,929            9,021
                                                       -------------   -------------    -------------    -------------
Oil & Gas Operations
 Exploration & Prod.                                          30,118              --           30,118           12,694
 Natural Gas Marketing                                        18,315              --           18,315              950
                                                       -------------   -------------    -------------    -------------
                                                              48,433              --           48,433           13,644
                                                       -------------   -------------    -------------    -------------

Real Estate                                                    2,242             388            2,630            1,385
Other                                                         14,486              --           14,486               --
Eliminations                                                      --            (897)            (897)              --
                                                       -------------   -------------    -------------    -------------

   Total                                               $     149,581   $          --    $     149,581    $      24,050
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


                                               Quarter Ended
(in thousands)                           12/31/00         12/31/99
--------------                        -------------    -------------
Segment operating profit              $      57,688    $      24,050

Unallocated amounts:
 Income from investments                      2,802           14,387
 General corporate expense                   (3,567)          (2,821)
 Interest expense                              (607)            (821)
 Corporate depreciation                        (471)            (405)
 Other corporate expense                       (405)            (180)
                                      -------------    -------------
   Total unallocated amounts                 (2,248)          10,160
                                      -------------    -------------

Income before income taxes
and equity in income of
affiliate                             $      55,440    $      34,210
                                      =============    =============



The following table presents revenues from external customers by country based on the location of service provided.



                                                   Quarter Ended
(in thousands)                                12/31/00        12/31/99
-------------                              -------------   -------------
Revenues
 United States                             $     153,859   $     115,380
 Venezuela                                         8,681           9,047
 Colombia                                          7,767          12,244
 Other Foreign                                    22,243          12,910
                                           -------------   -------------
   Total                                   $     192,550   $     149,581
                                           =============   =============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2000

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

FIRST QUARTER 2001 VS. FIRST QUARTER 2000

The Company reported net income of $33,840,000 ($0.67 per share) from revenues of $192,550,000 for the first quarter ended December 31, 2000, compared with net income of $20,461,000 ($0.41 per share) from revenues of $149,581,000 for the first quarter of fiscal year 2000. Net income in the first quarter of fiscal 2001 included no gains from the sale of investment securities compared with $1,754,000 ($0.04 per share) in the same period of last year. Last year's net income for the first quarter also included approximately $6.3 million ($0.13 per share) of gains related to a non-monetary dividend received and a gain on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired.

As discussed in Note 10, the Company extended the depreciable life of its rig equipment from 10 to 15 years. The change will reduce depreciation expense in fiscal 2001 by an estimated $30 million, resulting in an earnings increase of approximately $0.36 per share, or $0.09 per share per quarter.

EXPLORATION and PRODUCTION

Exploration and Production reported operating profit of $27,020,000 for the first quarter compared with $12,694,000 for the same period of fiscal 2000. Oil & gas revenues increased to $57.7 million from $30.1 million last year. Natural gas revenues increased $24.4 million, or 93 percent, to $50.5 million as gas prices more than doubled from last year. Natural gas production was down 6 percent from last

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2000
                                   (continued)

year, primarily due to pipeline interruptions and no significant new production during the current quarter. Oil revenues increased to $7.1 million from $3.8 million as both price per barrel and total production increased significantly from last year.

Natural gas prices averaged $4.72 per mcf and $2.28 per mcf for the first quarter of fiscal 2001 and 2000, respectively. Natural gas volumes averaged
116.4 mmcf/d and 123.7 mmcf/d, respectively. Crude oil prices averaged $31.04 and $23.52 per bbl for the first quarter of fiscal 2001 and 2000, respectively. Crude oil volumes averaged 2,502 bbls/d and 1,888 bbls/d, respectively.

Although revenues were up substantially, the quarter's performance was impacted by geophysical, dry hole and abandonment expenses of $14.4 million, $10.9 million higher than last year's first quarter. Production taxes also increased $1.6 million over last year in line with higher revenues. Also in the first quarter of fiscal 2001, the Natural Gas Marketing segment reported operating profit of $4.7 million compared to $1.0 million for the same period last year, as spot market prices were very favorable in both November and December.

During the first quarter, the Company participated in the drilling of 25 wells, 12 of which are producing or waiting on pipeline connections, 5 are in the process of completion, and 8 were dry holes. The cost of the 8 dry holes was $8.5 million, $7.2 million of which was associated with 3 high-potential, high-risk wells located in south Texas, west Texas, and southwest Louisiana. The Company expects to participate in the drilling of approximately 140 wells during the remainder of fiscal 2001, 40 to 50 percent of which will be development wells in the areas where the Company currently has proven reserves. The E&P capital expenditure estimate for fiscal 2001 is $65 million for drilling and $21 million for acreage and seismic.

DOMESTIC DRILLING

Domestic Drilling's operating profit increased $10.5 million, due primarily to higher dayrates, margins and rig utilization in land operations, and a significant reduction in depreciation expense as the Company changed the estimated useful life for its drilling equipment (see Note 10).

As previously announced, the Company has extended the depreciable life of its rig equipment from 10 to 15 years, as the result of a recently completed economic evaluation of the useful lives of its drilling equipment. This will provide a better matching of revenues and depreciation expense over the useful life of the equipment. This change, effective October 1, 2000, will reduce depreciation expense for total contract drilling by an estimated $30 million ($15 million each for Domestic and International segments). The change affected domestic operating profit in the first quarter by $3.8 million.

Domestic land operations in the first quarter of fiscal 2001 improved significantly over the same period in fiscal 2000. Average revenues per day for fiscal 2001 increased 33 percent over last year to $10,700 per day, with margins doubling from the first quarter of fiscal 2000. Rig utilization for land rigs was 93 percent in fiscal 2001 compared to 75 percent in fiscal 2000. Offshore activity declined from 100 percent during last year's first quarter to 92 percent during this year's first quarter, as offshore earnings were down slightly from last year.

The total Domestic land rig fleet will be increasing during the next several quarters with the inclusion of two new FlexRigs per quarter. Additionally, a rig has recently

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2000
                                   (continued)

returned to the U.S. from Venezuela which will be put to work by April 15 and, during February, the Company will ship three rigs from Colombia to the U.S.

The Company's U.S. land fleet should reach a total of 46 rigs by April 15 and approach 52 rigs by December 31. Earnings for the remainder of 2001 should be positively impacted by both the increase in the number of rigs and the increasing dayrates in the U.S.

INTERNATIONAL DRILLING

International Drilling's operating profit increased to $7.5 million from $2.5 million. Revenues increased to $38.7 million from $34.2 million. The increase in operating profit is due primarily to lower depreciation of $3.7 million as the result of the Company changing the estimated useful life for drilling equipment as discussed above. There was also slight improvement in operating profit from Ecuador and Venezuela as compared to fiscal 2000. International rig activity was 53 percent during the first quarter, compared with 47 percent for the first quarter of fiscal 2000. We are forecasting only a slight improvement in international operations for the remainder of fiscal 2001, as the timing of improvements in rates and utilization are difficult to predict.

OTHER

Revenues decreased approximately $11.7 million from last year. This year's other revenues include no gains from the sale of available-for-sale securities, compared with $2.8 million in the same period last year. Last year's first quarter revenues also included gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($0.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Interest income was $1.6 million in the first quarter of fiscal 2001, compared with $0.4 million in the first quarter of last year because of a substantial increase in the Company's cash balances.

Corporate general and administrative expenses increased from $2.8 million in the first quarter of fiscal 2000 to $3.6 million in the first quarter of fiscal 2001. The increase is related to labor and benefits and additional legal and advertising costs.

The Company's effective income tax rate decreased to 39.7 percent for the quarter compared to 41.6 percent for the first quarter of fiscal 2000. The decrease is due primarily to a larger proportionate income from the Company's U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $64,369,000 for the first quarter of fiscal 2001, compared with $44,360,000 for the same period in 2000. Capital expenditures were $48,687,000 and $22,377,000 for the first quarter of fiscal 2001 and 2000, respectively.

The Company anticipates capital expenditures to be approximately $229 million for fiscal 2001, which is less than projected internally generated cash flows. The Company's indebtedness remained $50,000,000 as of December 31, 2000, as described in Note 8 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company's financial position since September 30, 2000.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.

Item 6(b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 2000.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:   February 13, 2001             /s/ DOUGLAS E. FEARS
      -----------------------         -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer




Date:   February 13, 2001             /s/ HANS C. HELMERICH
      -----------------------         -----------------------------------------
                                      Hans C. Helmerich, President