Form 10-Q
period 2001-03-31
HELMERICH & PAYNE INC
filed 2001-05-11
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: MARCH 31, 2001

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
                                    YES  X   NO
                                        ---     ---

            CLASS                                  OUTSTANDING AT MARCH 31, 2001
Common Stock, .10 par value                                  50,609,349

                                                   TOTAL NUMBER OF PAGES   19
                                                                         -------

                             HELMERICH & PAYNE, INC.


                                      INDEX

PART  I.   FINANCIAL INFORMATION


      Consolidated Condensed Balance Sheets -
      March 31, 2001 and September 30, 2000. . . . . . . . . . .        3


      Consolidated Condensed Statements of Income -
      Three Months and Six Months Ended
      March 31, 2001 and 2000. . . . . . . . . . . . . . . . . .        4


      Consolidated Condensed Statements of Cash Flows -
      Six Months Ended March 31, 2001 and 2000 . . . . . . . . .        5


      Consolidated Condensed Statement of Shareholders' Equity
      Six Months Ended March 31, 2001. . . . . . . . . . . . . .        6


      Notes to Consolidated Condensed Financial Statements . . .      7 - 13


      Management's Discussion and Analysis of Results of
      Operations and Financial Condition . . . . . . . . . . . .     14 - 18


PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . .     18 - 19


      Signature Page . . . . . . . . . . . . . . . . . . . . . .       19

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                            (Unaudited)
                                                                             March 31,            September 30,
                                                                               2001                   2000
                                                                          ---------------        ---------------
ASSETS
------
Current Assets
   Cash and cash equivalents                                              $      146,641         $     108,087
   Accounts receivable, net                                                      121,429               106,630
   Inventories                                                                    27,870                25,598
   Prepaid expenses and other                                                     23,964                24,829
                                                                          ---------------        ---------------
      Total Current Assets                                                       319,904               265,144
                                                                          ---------------        ---------------

Investments                                                                      251,883               304,326
Property, Plant and Equipment, net                                               717,207               673,605
Other Assets                                                                      15,761                16,417
                                                                          ---------------        ---------------

Total Assets                                                              $    1,304,755         $   1,259,492
                                                                          ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable                                                       $       32,066         $      32,279
   Accrued liabilities                                                            49,208                46,615
                                                                          ---------------        ---------------
      Total Current Liabilities                                                   81,274                78,894
                                                                          ---------------        ---------------

Noncurrent Liabilities
   Long-term notes payable                                                        50,000                50,000
   Deferred income taxes                                                         146,181               156,650
   Other                                                                          19,033                18,245
                                                                          ---------------        ---------------
      Total Noncurrent Liabilities                                               215,214               224,895
                                                                          ---------------        ---------------

SHAREHOLDERS' EQUITY
--------------------
   Common stock, par value $.10 per share                                          5,353                 5,353
   Preferred stock, no shares issued                                                   -                     -
   Additional paid-in capital                                                     80,009                66,090
   Retained earnings                                                             881,915               813,885
   Unearned compensation                                                          (2,545)               (3,277)
   Accumulated other comprehensive income                                         70,326               106,064
                                                                          ---------------        ---------------
                                                                               1,035,058               988,115
   Less treasury stock, at cost                                                   26,791                32,412
                                                                          ---------------        ---------------
      Total Shareholders' Equity                                               1,008,267               955,703
                                                                          ---------------        ---------------

Total Liabilities and Shareholders' Equity                                $    1,304,755         $   1,259,492
                                                                          ===============        ===============




See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                                                  Quarter Ended           Six Months Ended
                                                                                    March 31,                 March 31,
                                                                                 2001       2000          2001       2000
                                                                             ----------------------     --------------------

REVENUES:
   Sales and other operating revenues                                        $  218,817  $  140,241   $  408,565  $  275,435
   Income from investments                                                        2,752      11,607        5,554      25,994
                                                                             ----------  ----------   ----------  ----------
                                                                                221,569     151,848      414,119     301,429
                                                                             ----------  ----------   ----------  ----------

COST AND EXPENSES:
   Operating costs                                                              107,076      75,715      201,122     152,412
   Depreciation, depletion and amortization                                      22,784      27,702       40,762      53,840
   Dry holes and abandonments                                                     6,704       4,445       18,748       6,827
   Taxes, other than income taxes                                                12,066       7,730       20,934      14,242
   General and administrative                                                     4,646       3,334        8,213       6,155
   Interest                                                                          68         801          675       1,622
                                                                             ----------  ----------   ----------  ----------
                                                                                153,344     119,727      290,454     235,098
                                                                             ----------  ----------   ----------  ----------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                                                    68,225      32,121      123,665      66,331


INCOME TAX EXPENSE                                                               27,118      13,883       49,153      28,142


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                                                642       1,035        1,077       1,545
                                                                             ----------  ----------   ----------  ----------


NET INCOME                                                                   $   41,749  $   19,273   $  $75,589  $   39,734
                                                                             ==========  ==========   ==========  ==========


EARNINGS PER COMMON SHARE:
   Basic                                                                     $     0.83  $     0.39   $     1.51  $     0.80
   Diluted                                                                         0.82  $     0.39   $     1.49  $     0.80


CASH DIVIDENDS (Note 3)                                                      $    0.075  $     0.07   $     0.15  $     0.14


AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                         50,197      49,442       50,005      49,434
   Diluted                                                                       51,139      49,828       50,783      49,796



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                     Six Months Ended
                                                                                                  03/31/01     03/31/00
                                                                                               --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                    $     75,589   $   39,734
 Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation, depletion and amortization                                                         40,762       53,840
    Dry holes and abandonments                                                                       18,748        6,827
    Equity in income of affiliate before income taxes                                                (2,152)      (2,494)
    Amortization of deferred compensation                                                               746          763
    Gain on sale of securities and non-monetary
     investment income                                                                                 (138)     (22,804)
    Gain on sale of property, plant & equipment                                                      (3,949)        (784)
    Other, net                                                                                          327          242
    Change in assets and liabilities-
         Accounts receivable                                                                        (14,799)       8,731
         Inventories                                                                                 (2,544)         751
         Prepaid expenses and other                                                                   1,475       (3,630)
         Accounts payable                                                                              (213)         469
         Accrued liabilities                                                                          8,625       (1,142)
         Deferred income taxes                                                                       10,474       12,444
         Other noncurrent liabilities                                                                   788       (1,148)
                                                                                               -------------  ------------
         Total adjustments                                                                           58,150       52,065
                                                                                               -------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           133,739       91,799
                                                                                               -------------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, including dry hole costs                                                    (110,503)     (47,411)
 Proceeds from sales of property, plant and equipment                                                 7,395        1,270
 Proceeds from sale of investments                                                                    2,159       12,569
                                                                                               -------------  ------------

NET CASH USED IN INVESTING ACTIVITIES                                                              (100,949)     (33,572)
                                                                                               -------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments made on notes payable                                                                        -          (5,000)
 Dividends paid                                                                                      (7,572)      (6,945)
 Purchase of stock for treasury                                                                        -            (450)
 Proceeds from exercise of stock options                                                             13,336        1,382
                                                                                               -------------  ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   5,764      (11,013)
                                                                                               -------------  ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            38,554       47,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      108,087       21,758
                                                                                               -------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    146,641   $   68,972
                                                                                               =============  ============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)



                                                                 Common Stock      Additional
                                                                 ------------       Paid-In        Unearned       Retained
                                                               Shares    Amount     Capital      Compensation     Earnings
----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000                                     53,529    $5,353     $66,090       $(3,277)        $813,885

Comprehensive Income:

  Net Income                                                                                                         75,589
  Other comprehensive income,
   Unrealized losses on available-
     for-sale securities, net
   Derivatives instruments losses, net

  Total other comprehensive income

Comprehensive income


Cash dividends ($0.15 per share)                                                                                     (7,572)
Exercise of stock options                                                              7,715
Tax benefit of stock-based awards
Stock issued under Restricted Stock                                                    6,204
 Award Plan
Amortization of deferred compensation                                                                   732              13
                                                               -------------------------------------------------------------

Balance, March 31, 2001                                         53,529    $5,353     $80,009       $(2,545)        $881,915
                                                               =============================================================

                                                                                       Accumulated
                                                                 Treasury Stock           Other
                                                                 --------------       Comprehensive
                                                               Shares     Amount          Income          Total
--------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000                                     3,548     $(32,412)     $106,064         $  955,703

Comprehensive Income:

  Net Income                                                                                                 75,589
  Other comprehensive income,
   Unrealized losses on available-
     for-sale securities, net                                                            (35,710)           (35,710)
   Derivatives instruments losses, net                                                   (    28)           (    28)
                                                                                        ---------          ---------
  Total other comprehensive income                                                       (35,738)           (35,738)
                                                                                        ---------          ---------
Comprehensive income                                                                                         39,851
                                                                                                           ---------

Cash dividends ($0.15 per share)                                                                             (7,572)
Exercise of stock options                                        (628)       5,621                           13,336
Tax benefit of stock-based awards                                                                             6,204
Stock issued under Restricted Stock
 Award Plan
Amortization of deferred compensation                                                                           745
                                                              ------------------------------------------------------

Balance, March 31, 2001                                         2,920     $(26,791)     $ 70,326         $1,008,267
                                                              ======================================================

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consists only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2001, and March 31, 2000, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report on Form 10-K and the Company's 2001 First Quarter Report on Form 10-Q.

2. Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption at October 1, 2000, the effect of complying with SFAS 133, as amended, resulted in a cumulative transition adjustment to accumulated other comprehensive income of approximately $1.4 million.

3. The $.075 cash dividend declared in December, 2000, was paid March 1, 2001. On March 7, 2001, a cash dividend of $.075 per share was declared for shareholders of record on May 15, 2001, payable June 1, 2001.

4.      Inventories consist of materials and supplies.

5. Income from investments includes $-0- and $74,000 after-tax gains from sales of available-for-sale securities during the second quarter and first six months of fiscal 2001, respectively. After-tax gains from security sales were $5,996,000 and $7,750,000 for the same periods in fiscal 2000. Also included in income from investments for the first six months of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and a non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

6. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $53,715,000.

                                                                    Unrealized                Unrealized                Fair
                                                 Cost                  Gains                    Losses                 Value
                                            ----------------------------------------------------------------------------------------
                                                                                 (in thousands)
             Equity Securities 03/31/01          $84,694              $114,592                  $1,118                $198,168
             Equity Securities 09/30/00          $86,901              $173,137                  $2,065                $257,973

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

7.      Comprehensive Income -

        The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                            Three Months Ended                Six Months Ended
                                                                March 31,                         March 31,
                                                             2001         2000               2001           2000
                                                          ----------------------          ------------------------
     Net Income                                           $ 41,749      $ 19,273          $ 75,589        $ 39,734

     Other comprehensive income:
         Net unrealized gain(loss) on
           securities                                      (27,265)       21,133           (35,710)         24,947
         Net unrealized loss on
           derivative instruments                          (   726)         -              (    28)           -
                                                          ---------     ---------         ---------       ----------
         Other comprehensive income                        (27,991)       21,133           (35,738)         24,947
                                                          ---------     ---------         ---------       ----------
     Comprehensive income                                 $ 13,758      $ 40,406          $ 39,851        $ 64,681
                                                          =========     =========         =========       ==========

        The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                                                          03/31/01        09/30/00
                                                                                          --------        --------
     Unrealized gains on securities, net                                                  $70,354         $106,064
     Unrealized loss on derivative instruments                                                (28)              -
                                                                                          --------        --------
     Accumulated other comprehensive income                                               $70,326         $106,064
                                                                                          ========        ========

8. At March 31, 2001, the Company had committed bank lines of credit totaling $85 million; $35 million expires in May 2001 and $50 million expires in October 2003. The Company had $50 million in variable-rate borrowings under its committed bank line of credit that expires in October 2003. The Company also has outstanding letters of credit totaling $8.2 million against these lines at March 31, 2001. The average rate on the borrowings at March 31, 2001, was 5.56 percent. However, concurrent with a $50 million borrowing under one of its committed facilities, the Company entered into a 5-year, $50 million interest rate swap. The swap effectively fixes the interest rate on this facility at 5.38% for the entire 5-year term of the note.

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

        A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                              Three Months Ended       Six Months Ended
                                                                  March 31,                March 31,
                   (in thousands)                                 2001          2000      2001       2000
                   ----------------------------------------------------------------------------------------
                   Basic weighted-average shares                50,197        49,442    50,005     49,434
                   Effect of dilutive shares:
                           Stock options                           889           377       746        356
                           Restricted stock                         53             9        32          6
                                                           ------------------------------------------------
                                                                   942           386       778        362
                                                           ------------------------------------------------
                   Diluted weighted-average
                      shares                                    51,139        49,828    50,783     49,796
                                                           ================================================

10.     Change in Depreciable Lives -
        As a result of a recently completed economic evaluation of the useful lives of its drilling equipment, the Company has extended the depreciable life of its rig equipment from 10 to 15 years. This change will provide a better matching of revenues and depreciation expense over the useful life of the equipment. This change, effective October 1, 2000, reduced depreciation expense during the three months and six months ended March 31, 2001, by approximately $7.5 million and $15.0 million, respectively.

11.     Impairment -
        Depreciation, depletion and amortization increased in the current quarter as the result of an impairment charge of approximately $3.8 million for proved Exploration and Production properties. After-tax, the impairment charge reduced the second quarter net income by approximately $2.4 million, $0.05 per share on a diluted basis.

12.     Stock Option Plan -
        In March 2001, the Company adopted the Helmerich & Payne, Inc. 2000 Stock Incentive Plan (the "Stock Incentive Plan"). Options will not be awarded nor restricted stock granted after December 6, 2000, under any of the previously adopted plans.

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

13.     Interest Rate Risk Management -
        The Company uses derivatives as part of an overall operating strategy to moderate certain financial market risks and is exposed to interest rate risk from long-term debt. To manage this risk, the Company has entered into an interest rate swap to exchange floating rate for fixed rate interest payments over the remaining life of the debt. As of March 31, 2001, the Company had an interest rate swap outstanding with a notional principal amount of $50 million. (See Note 8)

        The Company's accounting policy for these instruments is based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value.

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

14.     Segment Information -
        The Company evaluates performance of its segments based upon operating profit or loss from operations before income taxes, which includes revenues from external and internal customers; operating costs; depreciation, depletion and amortization; dry holes and abandonments and taxes other than income taxes. Intersegment sales are accounted for in the same manner as sales to unaffiliated customers. Other includes investments in available-for-sale securities, equity owned investments, as well as corporate operations.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

        Summarized financial information of the Company's reportable segments for the six months ended March 31, 2001, and 2000, is shown in the following table:

                                                     External           Inter-           Total           Operating
         (in thousands)                               Sales             Segment          Sales             Profit
         ---------------------------------------------------------------------------------------------------------
         March 31, 2001
         CONTRACT DRILLING
          Domestic                                   $135,453          $ 1,612          $137,065          $ 37,690
          International                                73,819             -               73,819            11,353
                                                     -------------------------------------------------------------
                                                      209,272            1,612           210,884            49,043
                                                     -------------------------------------------------------------
         OIL & GAS OPERATIONS
          Exploration & Prod.                         132,563             -              132,563            71,115
          Natural Gas Mktg.                            60,153             -               60,153             4,666
                                                     -------------------------------------------------------------
                                                      192,716             -              192,716            75,781
                                                     -------------------------------------------------------------

         REAL ESTATE                                    6,576              776             7,352             4,304
         OTHER                                          5,555             -                5,555             -
         ELIMINATIONS                                    -              (2,388)           (2,388)            -
                                                     -------------------------------------------------------------
            TOTAL                                    $414,119          $  -             $414,119          $129,128
                                                     =============================================================


                                                     External           Inter-           Total           Operating
         (in thousands)                               Sales             Segment          Sales             Profit
         ---------------------------------------------------------------------------------------------------------
         March 31, 2000
         CONTRACT DRILLING
          Domestic                                   $103,636          $ 1,201          $104,837          $ 14,672
          International                                66,368             -               66,368             3,813
                                                     -------------------------------------------------------------
                                                      170,004            1,201           171,205            18,485
                                                     -------------------------------------------------------------
         OIL & GAS OPERATIONS
          Exploration & Prod.                          64,258             -               64,258            25,139
          Natural Gas Mktg.                            36,149             -               36,149             2,784
                                                     --------------------------------------------------------------
                                                      100,407             -              100,407            27,923
                                                     -------------------------------------------------------------

         REAL ESTATE                                    4,480              775             5,255             2,728
         OTHER                                         26,538             -               26,538              -
         ELIMINATIONS                                    -              (1,976)           (1,976)             -
                                                     -------------------------------------------------------------
            TOTAL                                    $301,429          $  -             $301,429          $ 49,136
                                                     =============================================================

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

        Summarized financial information of the Company's reportable segments for the quarters ended March 31, 2001, and 2000, is shown in the following table:


                                                     External           Inter-           Total           Operating
         (in thousands)                               Sales             Segment          Sales             Profit
         ---------------------------------------------------------------------------------------------------------
         March 31, 2001
         CONTRACT DRILLING
          Domestic                                   $ 73,159          $   671          $ 73,830          $20,644
          International                                35,128             -               35,128            3,805
                                                     ------------------------------------------------------------
                                                      108,287              671           108,958           24,449
                                                     ------------------------------------------------------------
         OIL & GAS OPERATIONS
          Exploration & Prod.                          74,835             -               74,835           44,095
          Natural Gas Mktg.                            31,474             -               31,474           (   33)
                                                     ------------------------------------------------------------
                                                      106,309             -              106,309           44,062
                                                     ------------------------------------------------------------

         REAL ESTATE                                    4,245              387             4,632            2,929
         OTHER                                          2,728             -                2,728             -
         ELIMINATIONS                                    -              (1,058)           (1,058)            -
                                                     ------------------------------------------------------------
            TOTAL                                    $221,569          $  -             $221,569          $71,440
                                                     ============================================================

                                                     External           Inter-           Total           Operating
         (in thousands)                               Sales             Segment          Sales             Profit
         ---------------------------------------------------------------------------------------------------------
         March 31, 2001
         CONTRACT DRILLING
          Domestic                                   $ 53,417          $   692          $ 54,109          $ 8,161
          International                                32,167             -               32,167            1,303
                                                     ------------------------------------------------------------
                                                       85,584              692            86,276            9,464
                                                     ------------------------------------------------------------
         OIL & GAS OPERATIONS
          Exploration & Prod.                          34,140             -               34,140           12,445
          Natural Gas Mktg.                            17,834             -               17,834            1,834
                                                     -------------------------------------------------------------
                                                       51,974             -               51,974           14,279
                                                     -------------------------------------------------------------

         REAL ESTATE                                    2,238              387             2,625            1,343
         OTHER                                         12,052             -               12,052             -
         ELIMINATIONS                                    -              (1,079)           (1,079)            -
                                                     ------------------------------------------------------------
            TOTAL                                    $151,848          $  -             $151,848          $25,086
                                                     ============================================================

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

                                                            Quarter Ended                    Six Months Ended
                                                               March 31,                         March 31,
                                                        2001             2000             2001               2000
         ----------------------------------------------------------------------------------------------------------
         Segment operating profit                    $ 71,440          $ 25,086         $129,128          $ 49,136

         Unallocated amounts:
          Income from investments                       2,752            11,607            5,554            25,994
          General corporate expense                    (4,646)           (3,334)          (8,213)           (6,155)
          Interest expense                             (   68)           (  801)          (  675)           (1,622)
          Corporate depreciation                       (  505)           (  417)          (  976)           (  804)
          Other corporate expense                      (  748)           (   20)          (1,153)           (  218)
                                                     --------------------------------------------------------------
             Total unallocated amounts                 (3,215)            7,035           (5,463)           17,195
                                                     --------------------------------------------------------------

         Income before income taxes
         and equity in income of
         affiliate                                   $ 68,225          $ 32,121         $123,665          $ 66,331
                                                     ==============================================================

The following table presents revenues from external customers by country based on the location of service provided (in thousands).

                                                            Quarter Ended                    Six Months Ended
                                                               March 31,                         March 31,
                                                        2001             2000             2001               2000
         ---------------------------------------------------------------------------------------------------------
         Revenues
          United States                              $186,441          $119,681         $340,300          $235,061
          Venezuela                                     9,150             8,835           17,831            17,882
          Colombia                                      6,299            11,204           14,066            23,448
          Other Foreign                                19,679            12,128           41,922            25,038
                                                     -------------------------------------------------------------
            Total                                    $221,569          $151,848         $414,119          $301,429
                                                     =============================================================

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2001

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 2000 Annual Report on Form 10-K and the Company's 2001 First Quarter Report on Form 10-Q and the condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS
SECOND QUARTER 2001 VS SECOND QUARTER 2000
The Company reported net income of $41,749,000 ($0.82 per share) from revenues of $221,569,000 for the second quarter ended March 31, 2001, compared with net income of $19,273,000 ($0.39 per share) from revenues of $151,848,000 for the second quarter of the prior fiscal year. Net income in the second quarter of fiscal 2001 and 2000 included $74,000 and $5,996,000 ($0.12 per share), respectively, from the sale of investment securities.

EXPLORATION AND PRODUCTION
Exploration and Production reported operating profit of $44.1 million for the second quarter compared with $12.4 million for the same period of fiscal 2000. Oil & gas revenues increased to $74.8 million from $34.1 million as gas prices increased significantly during the second quarter of fiscal 2001. Natural gas revenues increased $41.1 million to $69 million for the quarter, due primarily to higher gas prices, partially offset by lower volumes. Oil revenues decreased $.7 million, or 10.5 percent, as oil volumes dropped 9% compared to last year. Natural gas prices averaged $6.46 per mcf and $2.28 per mcf for the second quarter of fiscal 2001 and 2000, respectively. Natural gas volumes averaged
118.4 mmcf/d and 135.8 mmcf/d, respectively. Crude oil prices averaged $27.78 per bbl and $27.80 per bbl for the second quarter of fiscal 2001 and 2000, respectively. Crude oil volumes averaged 2,258 bbls/d and 2,483 bbls/d, respectively.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2001
                                   (Continued)

Exploration expenses increased $1.6 million in the second quarter of fiscal 2001, compared with the same period of last year as a result of increased dry hole costs. Also in the quarter, the natural gas marketing segment reported an operating loss of $33,000 compared with an operating profit of $1.8 million in the second quarter of fiscal 2000, as higher priced inventory was sold during January 2001 as spot prices declined rapidly.

During the second quarter, the Company participated in the drilling of 40 wells, 33 of which are producing, completing or waiting on pipeline connections, and seven were dry holes. The Company expects to participate in the drilling of approximately 85 wells during the remainder of fiscal 2001, bringing the total wells drilled during the fiscal year to approximately 150. The capital expenditures estimated for the Oil and Gas operations for fiscal 2001 is $75 million for drilling and $24 million for land and seismic investments.

DOMESTIC DRILLING
Domestic Drilling's operating profit increased to $20.6 million from $8.2 million in the second quarter of fiscal 2000. The sharp increase is mainly due to a significant improvement in the Company's land operations. Also impacting the operating profit increase was a reduction in depreciation expense due to the change in the Company's estimated useful life for drilling equipment. The previously announced change from a 10-year depreciation term, to a 15-year depreciation term, resulted in a $3.8 million improvement in operating profit in the second quarter of fiscal 2001 compared with the same period in fiscal 2000. An overall increase in U.S. land rig dayrates of 19% over the previous quarter and 60% over last year's second quarter, helped push operating profit for the U.S. land rigs up by 21% over the previous quarter and over last year's second quarter by 106%, after adjusting for the change in depreciation.

U.S. land rig utilization averaged 96% for this year's second quarter, compared with 82% during last year's second quarter. Offshore platform rig utilization was 100% and 92% for the second quarter of fiscal 2001 and 2000, respectively. During the quarter the Company announced plans to construct an additional fifteen new FlexRigs, a highly mobile 8,000-18,000' land rig. The Company will take delivery of the new rigs from March 2002 to February 2003 with an investment of approximately $9 million per rig.

INTERNATIONAL DRILLING
International Drilling's operating profit increased to $3.8 million from $1.3 million. Revenues increased to $35.1 million from $32.2 million. The increase in operating profit is due primarily to lower depreciation of $3.7 million as the result of the Company changing the estimated useful life for drilling equipment as discussed above. International rig utilization averaged 49% during the second quarter and 45% during last year's second quarter. International operations still suffer from sluggish rig demand in South America, especially in Venezuela. While management expects activity to pick up in the fourth quarter of this year, the direction and extent of any increased demand in South America is still very difficult for the Company to predict.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2001
                                   (Continued)

OTHER
Other revenues decreased approximately $9 million from last year, with $9.6 million due to decreased gains from the sale of available-for-sale securities, offset by a $.6 million increase in interest income. Interest expense decreased to $.1 million from $.8 million because of increased capitalized interest and the reversal of $.4 million of interest expense related to a lawsuit. Corporate general and administrative expenses increased to $4.6 million from $3.3 million mainly due to labor and benefits and increased professional services.

The Company's effective income tax rate decreased to 39.7% for the quarter compared to 43% for the second quarter of last year. The decrease is due primarily to a larger proportionate income in the Company's U.S. operations instead of international drilling operations.

SIX MONTHS ENDED MARCH 31, 2001 VS SIX MONTHS ENDED MARCH 31, 2000
The Company reported net income of $75,589,000 ($1.49 per share) from revenues of $414,119,000 for the six months ended March 31, 2001, compared with net income of $39,734,000 ($0.80 per share) from revenues of $301,429,000 for the first six months of the prior fiscal year. Net income in the first six months of fiscal 2001 and 2000 included $155,000 and $7,750,000 ($0.16 per share), respectively, from the sale of investment securities. Revenues for the first six months of fiscal 2000 also included gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired.

EXPLORATION AND PRODUCTION
Exploration and Production reported an operating profit of $71,115,000 for the first six months of fiscal 2001 compared with $25,139,000 for the same period of fiscal 2000. Oil & gas revenues increased to $132.6 million from $64.3 million. Natural gas revenues were $119.5 million for the first six months of fiscal 2001 compared with $54 million for the same period of fiscal 2000 as gas prices increased significantly, partially offset by lower gas volumes. Oil revenues increased $2.7 million to $12.7 million for the first six months of fiscal 2001. Natural gas prices averaged $5.59 per mcf and $2.28 per mcf for the first six months of fiscal 2001 and 2000, respectively. Natural gas volumes averaged 117.4 mmcf/d and 129.7 mmcf/d, respectively. Crude oil prices averaged $29.70 per bbl and $25.94 per bbl for the first six months of fiscal 2001 and 2000, respectively. Crude oil volumes averaged 2,345 bbls/d and 2,184 bbls/d, respectively.

Additional exploration activity increased exploration expenses. Geophysical, dry hole and abandonment expenses were $21.8 million for the first six months of fiscal 2001, $12.5 million higher than in the same period of last year. Also in fiscal 2001 was an impairment charge of approximately $3.8 million for proved Exploration and Production properties. After-tax, the impairment charge reduced the first six months net income by approximately $2.4 million, $0.05 per share, on a diluted basis. Production expenses also increased to $19.2 million for fiscal 2001 from $12.1 million in fiscal 2000 as both production taxes and ad valorem taxes increased with higher natural gas prices.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2001
                                   (Continued)

DOMESTIC DRILLING
Domestic Drilling's operating profit increased $23 million, due primarily to increased dayrates, margins and rig utilization in land operations and a reduction in depreciation expense as the Company changed the estimated useful life for its drilling equipment.

As previously announced, the Company has extended the depreciable life of its rig equipment from 10 to 15 years, as the result of a recently completed economic evaluation of the useful lives of its drilling equipment. This will provide a better matching of revenues and depreciation expense over the useful life of the equipment. This change, effective October 1, 2000, is expected to reduce depreciation expense in fiscal 2001 for total contract drilling by an estimated $30 million ($15 million each for Domestic and International segments). The change increased domestic operating profit in the first six months of fiscal 2001 by approximately $7.5 million.

Domestic land operations in the first six months of fiscal 2001 improved significantly over the same period in fiscal 2000. Average revenues per day for fiscal 2001 increased 40% over last year to $11,884 per day. Rig utilization for land rigs was 94% in fiscal 2001 compared to 79% in fiscal 2000. Offshore activity was 95.7% for the first six months of fiscal 2001 compared with 96% in the same period of fiscal 2000.

The Company's U.S. land fleet is expected to reach a total of 46 rigs by April 15 and approach 52 rigs by December 31. Earnings for the remainder of fiscal 2001 are expected to be positively impacted by both the number of operating rigs and increasing dayrates.

INTERNATIONAL DRILLING
International Drilling's operating profit for the first six months of fiscal 2001 increased to $11.3 million from $3.8 million for the same period last year. Revenues increased to $73.8 million for the first six months of fiscal 2001 from $66.4 million for the same period in fiscal 2000. The increase in operating profit is due primarily to lower depreciation of $7.4 million as the result of the Company changing the estimated useful life for drilling equipment. Rig utilization averaged 51% during the first six months and 46% during last year's first six months. There are currently 32 land rigs in South America with five of those rigs undergoing modifications. Some improvement in Venezuela is projected for the fourth quarter of fiscal 2001, but the timing and number of additional rigs is difficult to predict.

OTHER
Other revenues decreased approximately $21 million over last year, with $12.4 million due to decreased gains from the sale of available-for-sale securities, offset by a $1.8 million increase in interest income due to increased cash balances. Revenues for the first six months of fiscal 2000 also included gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Interest expense for the first six months of fiscal 2001 was $0.7 million compared with $1.6 for the same period in fiscal 2000. The decrease is the

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2001
                                   (Continued)

result of an increase in capitalized interest and the reversal of $.4 million of interest expense related to a lawsuit. Corporate general and administrative expense increased from $6.2 million in the first six months of fiscal 2000 to $8.2 million in the same period of fiscal 2001. The increase is related to labor and employee benefits, advertising costs and professional services related to establishing the Company's Exploration and Production Division as a separate public entity. The Company's effective income tax rate decreased to 39.7% for the six months compared to 43% for the first six months of fiscal 2000. The decrease is due primarily to a larger proportionate income in the Company's U.S. operations instead of international drilling operations.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $133,739,000 for the first six months of fiscal 2001, compared with $91,799,000 for the same period in 2000. Capital expenditures were $110,503,000 and $47,411,000 for the first six months of fiscal 2001 and 2000, respectively.

The Company anticipates capital expenditures to be approximately $295 million for fiscal 2001. Internally generated cash flows are projected to be approximately $270 million for fiscal 2001 and cash balances were $146 at March 31, 2001. The Company's indebtedness totaled $50,000,000 as of March 31, 2001, as described in note 8 to the Consolidated Condensed Financial Statements. There were no other significant changes in the Company's financial position since September 30, 2000.


                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                 March 31, 2001

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 7, 2001, for the purpose of electing three members of the Board of Directors and to consider and vote upon approval of the Helmerich & Payne, Inc. Stock Incentive Plan ("Plan"). Proxies for the meeting were solicited by and on behalf of the management of Helmerich & Payne, Inc., and there was no solicitation in opposition to management's solicitation. Each of management's incumbent nominees for directorship was elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, were as follows: Hans Helmerich, 45,091,840 for and 635,715 withheld; George S. Dotson, 45,367,431 for and 360,124 withheld; and George A. Schaefer, 45,358,616 for and 368,939 withheld. There were no broker non-votes or other abstentions. The other Directors whose term of office as Director continued after the meeting are W.H. Helmerich,III, Edward B. Rust, Jr., Glenn A. Cox, William L. Armstrong, L. F. Rooney, III, and John D. Zeglis. The number of votes in favor of, against and withheld on the Plan proposal were 24,753,180; 16,691,213; and 310,051, respectively. Broker non-votes totaled 3,973,111 on the Plan proposal.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                 March 31, 2001
                                   (continued)

Item 6(b) Reports on Form 8-K

        There were no reports on Form 8-K for the three months ended March 31, 2001.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:          MAY 11,       2001     /S/ DOUGLAS E. FEARS
      ---------------------------     -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer




Date:          MAY 11,       2001     /S/  HANS C. HELMERICH
      ---------------------------     -----------------------------------------
                                      Hans C. Helmerich, President