Form 10-Q
period 2001-06-30
HELMERICH & PAYNE INC
filed 2001-08-13
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 30549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: JUNE 30, 2001

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


           CLASS                                 OUTSTANDING AT JUNE 30, 2001
Common Stock, $0.10 par value                            50,563,599


                                                      TOTAL NUMBER OF PAGES 20

                             HELMERICH & PAYNE, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
      June 30, 2001 and September 30, 2000 ...........................       3


      Consolidated Condensed Statements of Income -
      Three Months and Nine Months Ended
      June 30, 2001 and 2000 .........................................       4


      Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended June 30, 2001 and 2000 .......................       5


      Consolidated Condensed Statement of Shareholders' Equity
      Nine Months Ended June 30, 2001  ...............................       6


      Notes to Consolidated Condensed Financial Statements ...........   7 - 14


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations ............................   15 - 20


PART II. OTHER INFORMATION ...........................................      20


      Signature Page .................................................      20

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                      (Unaudited)
                                                        June 30,      September 30,
                                                         2001              2000
                                                     -------------    -------------
ASSETS
Current Assets
      Cash and cash equivalents                      $     167,874    $     108,087
      Accounts receivable, net                             134,742          106,630
      Inventories                                           30,600           25,598
      Prepaid expenses and other                            15,236           24,829
                                                     -------------    -------------
         Total Current Assets                              348,452          265,144
                                                     -------------    -------------

Investments                                                234,708          304,326
Property, plant and equipment, net                         761,838          673,605
Other assets                                                14,772           16,417
                                                     -------------    -------------
          Total Assets                               $   1,359,770    $   1,259,492
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                               $      47,711    $      32,279
      Accrued liabilities                                   62,904           46,615
                                                     -------------    -------------
          Total Current Liabilities                        110,615           78,894
                                                     -------------    -------------

Noncurrent Liabilities
      Long-term notes payable                               50,000           50,000
      Deferred income taxes                                134,869          156,650
      Other                                                 19,670           18,245
                                                     -------------    -------------
          Total Noncurrent Liabilities                     204,539          224,895
                                                     -------------    -------------

SHAREHOLDERS' EQUITY
      Common stock, par value, $.10 per
       share                                                 5,353            5,353
      Preferred stock, no shares issued                         --               --
      Additional paid-in capital                            80,225           66,090
      Retained earnings                                    918,559          813,885
      Unearned compensation                                 (2,178)          (3,277)
      Accumulated other comprehensive income                71,271          106,064
                                                     -------------    -------------
                                                         1,073,230          988,115
      Less treasury stock, at cost                          28,614           32,412
                                                     -------------    -------------
          Total Shareholders' Equity                     1,044,616          955,703
                                                     -------------    -------------

Total Liabilities and Shareholders' Equity           $   1,359,770    $   1,259,492
                                                     =============    =============



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                                       Quarter Ended              Nine Months Ended
                                                          June 30,                      June 30,
                                                    2001            2000           2001           2000
                                                ------------    ------------   ------------    ------------
REVENUES:
     Sales and other operating revenues         $    212,573    $    149,760   $    621,138    $    425,195
     Income from investments                           4,649           2,208         10,203          28,202
                                                ------------    ------------   ------------    ------------
                                                     217,222         151,968        631,341         453,397
                                                ------------    ------------   ------------    ------------

COST AND EXPENSES:
     Operating costs                                 111,120          77,124        312,242         229,536
     Depreciation, depletion and
      amortization                                    21,341          26,712         62,103          80,552
     Dry holes and abandonments                        6,878           7,811         25,626          14,638
     Taxes, other than income taxes                   10,276           7,716         31,210          21,958
     General and administrative                        3,449           2,466         11,662           8,621
     Interest                                         (1,626)            767           (951)          2,389
                                                ------------    ------------   ------------    ------------
                                                     151,438         122,596        441,892         357,694
                                                ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATE                         65,784          29,372        189,449          95,703


INCOME TAX EXPENSE                                    25,679          11,648         74,832          39,790


EQUITY IN INCOME OF AFFILIATE,
 net of income taxes                                     332             833          1,409           2,378
                                                ------------    ------------   ------------    ------------


NET INCOME                                      $     40,437    $     18,557   $    116,026    $     58,291
                                                ============    ============   ============    ============


EARNINGS PER COMMON SHARE:
     Basic                                      $       0.80    $       0.37   $       2.31    $       1.18
     Diluted                                    $       0.79    $       0.37   $       2.28    $       1.17


CASH DIVIDENDS (Note 3)                         $      0.075    $      0.075   $      0.225    $      0.215


AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                            50,467          49,571         50,159          49,480
     Diluted                                          51,256          50,227         50,941          49,940



The accompanying notes are an integral part of these statements.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                           Nine Months Ended
                                                                       06/30/01        06/30/00
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                          $    116,026    $     58,291
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                              62,103          80,552
     Dry holes and abandonments                                            25,626          14,638
     Equity in income of affiliate before income taxes                     (2,898)         (3,836)
     Amortization of deferred compensation                                  1,112           1,148
     Gain on sale of securities and non-monetary
        investment income                                                  (2,634)        (22,804)
     Gain on sale of property, plant & equipment                           (3,759)         (1,368)
     Other, net                                                                22             588
     Change in assets and liabilities-
     Accounts receivable                                                  (28,112)            (92)
         Inventories                                                       (5,274)            181
         Prepaid expenses and other                                        11,200          (3,318)
         Account payable                                                   15,432           1,461
         Accrued liabilities                                               22,451          (2,645)
         Deferred income taxes                                             (1,417)         17,243
         Other noncurrent liabilities                                       1,425             (75)
                                                                     ------------    ------------
                                                                           95,277          81,673
                                                                     ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 211,303         139,964
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                         (186,664)        (76,676)
  Proceeds from sales of property, plant and equipment                     10,476           3,639
  Proceeds from sale of investments                                        24,438          12,569
                                                                     ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                    (151,750)        (60,468)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on notes payable                                               --          (5,000)
  Dividends paid                                                          (11,366)        (10,699)
  Purchases of stock for treasury                                          (1,921)           (450)
  Proceeds from exercise of stock options                                  13,521           3,594
                                                                     ------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           234         (12,555)
                                                                     ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  59,787          66,941
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            108,087          21,758
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    167,874    $     88,699
                                                                     ============    ============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                                                                                        Accumulated
                                  Common Stock  Additional                           Treasury Stock       Other
                                  -------------  Paid-In     Unearned    Retained  ------------------  Comprehensive
                                  Shares Amount  Capital   Compensation  Earnings   Shares    Amount       Income        Total
                                  ------ ------ ---------- ------------  --------  --------  --------  -------------   ----------
Balance, September 30, 2000       53,529 $5,353  $ 66,090    $ (3,277)   $813,885     3,548  $(32,412)   $106,064      $  955,703


Comprehensive Income:

  Net Income                                                               116,026                                        116,026
  Other comprehensive income,
   Unrealized losses on
     available-for-sale
     securities, net                                                                                       (34,771)       (34,771)
   Derivatives instruments
     losses, net                                                                                               (22)           (22)
                                                                                                          --------     ----------
  Total other comprehensive
     income                                                                                                (34,793)       (34,793)
                                                                                                          --------     ----------
Comprehensive income                                                                                                       81,233
                                                                                                                       ----------
Cash dividends ($0.225 per share)                                         (11,365)                                        (11,365)
Exercise of stock options                           7,974                              (643)    5,719                      13,693
Tax benefit of stock-based awards                   6,161                                                                   6,161
Purchase of stock for treasury                                                           60    (1,921)                     (1,921)
Amortization of deferred
     compensation                                               1,099          13                                           1,112
                                  ------ ------  --------    --------    --------  --------  --------    --------      ----------
Balance, June 30, 2001            53,529 $5,353  $ 80,225    $ (2,178)   $918,559     2,965  $(28,614)   $ 71,271      $1,044,616
                                  ====== ======  ========    ========    ========  ========  ========    ========      ==========

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consists only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2001, and June 30, 2000, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report on Form 10-K and the Company's 2001 First and Second Quarter Reports on Form 10-Q.

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

3. The $.075 cash dividend declared in March, 2001, was paid June 1, 2001. On June 6, 2001, a cash dividend of $.075 per share was declared for shareholders of record on August 15, 2001, payable September 4, 2001.

4.       Inventories consist of materials and supplies.

5. Income from investments includes $1,423,000 and $1,578,000 after-tax gains from sales of available-for-sale securities during the third quarter and first nine months of fiscal 2001, respectively. After-tax gains from security sales were $ -0- and $7,750,000 for the same periods in fiscal 2000.

         Also included in income from investments for the first nine months of fiscal 2000 were gains related to a non-monetary dividend ($9,509,000) and non-monetary gain ($719,000) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

6. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The Company's investment in securities accounted for under the equity method is $54,461,000.


                                            Gross       Gross        Est.
                                          Unrealized  Unrealized     Fair
                                 Cost       Gains       Losses       Value
                                               (in thousands)
                              ----------  ----------  ----------  ----------
Equity Securities 06/30/01    $   65,257  $  115,889  $      899  $  180,247
Equity Securities 09/30/00    $   86,901  $  173,137  $    2,065  $  257,973

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

7.       Comprehensive Income -

         Comprehensive income, net of related tax, is as follows:

                                              Three Months Ended           Nine Months Ended
                                                    June 30,                     June 30,
                                              2001          2000           2001          2000
                                          ------------  ------------   ------------   ------------
Net Income                                $     40,437  $     18,557   $    116,026   $     58,291

Other comprehensive income:
     Net unrealized gain(loss)
      on securities                                939        (9,936)       (34,771)        15,011
     Net unrealized gain(loss) on
      derivative instruments                         6            --            (22)            --
                                          ------------  ------------   ------------   ------------
     Other comprehensive income                    945        (9,936)       (34,793)        15,011
                                          ------------  ------------   ------------   ------------
Comprehensive income                      $     41,382  $      8,621   $     81,233   $     73,302
                                          ============  ============   ============   ============


         The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                06/30/01     09/30/00
                                               ----------   ----------
Unrealized gains on securities, net            $   71,293   $  106,064
Unrealized loss on derivative instruments             (22)          --
                                               ----------   ----------
Accumulated other comprehensive income         $   71,271   $  106,064
                                               ==========   ==========

8. At June 30, 2001, the Company had committed bank lines of credit totaling $85 million; $35 million may be borrowed through May 2002, and $50 million may be borrowed through October 2003. The Company had $50 million in variable-rate borrowings under its committed bank line of credit that expires in October 2003. The Company also had outstanding letters of credit totaling $8.2 million against these lines at June 30, 2001. The average rate on the borrowings at June 30, 2001 was 4.26%. However, concurrent with a $50 million borrowing under one of its committed facilities, the Company entered into a 5-year, $50 million interest rate swap. The swap effectively fixed the interest rate on this facility at 5.38% for the entire term of the note.

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

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                         Three Months Ended        Nine Months Ended
                                              June 30,                 June 30,
  (in thousands)                         2001         2000         2001         2000
  --------------                     -----------  -----------  -----------  -----------
Basic weighted-average shares             50,467       49,571       50,159       49,480
Effect of dilutive shares:
      Stock options                          735          644          743          452
      Restricted stock                        54           12           39            8
                                     -----------  -----------  -----------  -----------
                                             789          656          782          460
                                     -----------  -----------  -----------  -----------
Diluted weighted-average
shares                                    51,256       50,227       50,941       49,940
                                     ===========  ===========  ===========  ===========

10.      Change in Depreciable Lives -

         As a result of an economic evaluation of the useful lives of its drilling equipment, the Company has extended the depreciable life of its rig equipment from 10 to 15 years. This change will provide a better matching of revenues and depreciation expense over the useful life of the equipment. This change, effective October 1, 2000, reduced depreciation expense during the three months and nine months ended June 30, 2001, by approximately $7.5 million and $22.5 million, respectively.

11.      Impairment -

         Included in depreciation, depletion and amortization for the three months and nine months ended June 30, 2001, were impairment charges of $0.6 million and $4.5 million, respectively, for proved Exploration & Production properties. After-tax, the impairment charges reduced the third quarter and nine months net income by approximately $0.4 million and $2.8 million ($0.05 per share), respectively.

12.      Litigation Settlement -

         As previously discussed in the Company's filings on Forms 8-K dated March 16, 2001, and June 13, 2001, the Company is a defendant in Verdin
         v. R&B Falcon Drilling USA, Inc., et al., a civil action in the United States District Court, Galveston Texas. The lawsuit alleges, among other things, that the Company and many other defendant companies whose collective operations represent a substantial majority of the U.S. offshore drilling industry, conspired to fix wages and benefits paid to drilling employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff sought treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         In May 2001, the Company reached an agreement in principle with Plaintiff's counsel to settle all claims pending court approval of the settlement. Court approval of the settlement is expected in the fourth quarter of 2001; however, the Company can give no assurance that this approval will be obtained. In the third quarter of fiscal 2001, the Company accrued $3.25 million to contract drilling expense based on the pending settlement. The Company does not believe that the settlement will have a material adverse affect on its business or financial position.

13.      Kansas Ad Valorem Settlement -

         In fiscal 1997, the Company was assessed with approximately $6.7 million of Kansas ad valorem taxes which had been reimbursed to the Company for the period from October 1983 through June 1988 by interstate pipelines transporting natural gas to end users. In fiscal 1997, based on the assessment, natural gas revenues were reduced by $2.7 million and interest expense was increased by $4.0 million. In March 1998, approximately $6.1 million of the unpaid assessment was placed in an escrow account pending resolution of this matter. Since March 1998, the escrow account and the related liability continued to accrue interest income and interest expense of approximately $1.0 million.

         The Federal Energy Regulatory Commission approved settlements between the Company and three of the pipelines. The last of these settlements was final in May 2001. The Company paid approximately $3.9 million out of its escrow account for the settlement of all three pipeline proceedings. The three settlements were approximately $3.1 million less than the amount the Company accrued for this liability. The impact of these settlements in the third quarter of fiscal 2001 was to increase natural gas revenues by approximately $1.1 million, reduce interest expense by approximately $2.0 million and reduce the liability by $3.1 million. At June 30, 2001, the Company continues to escrow approximately $300,000 to cover reimbursement liability in the remaining two pipeline proceedings. The Company believes this amount will be adequate to cover future reimbursement liability.

14.      Stock Option Plan -

         In March 2001, the Company adopted the Helmerich & Payne, Inc. 2000 Stock Incentive Plan (the "Stock Incentive Plan"). Options will not be awarded nor restricted stock granted after December 6, 2000, under any of the previously adopted plans.

         The Stock Incentive Plan authorizes the Company to grant non-qualified stock options, incentive stock options and restricted stock awards to key employees and non-employee Directors subject to conditions set forth in the Stock Incentive Plan. The Company has reserved 3,000,000 shares of common stock for grant to participants under the Stock Incentive Plan. Subject to the adjustment provisions of the Stock Incentive Plan, in no event shall more than 450,000 shares of common stock be awarded to participants as restricted stock awards.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

15.      Interest Rate Risk Management -

         The Company uses derivatives as part of an overall operating strategy to moderate certain financial market risks and is exposed to interest rate risk from long-term debt. To manage this risk, the Company has entered into an interest rate swap to exchange floating rate for fixed rate interest payments over the remaining life of the debt. As of June 30, 2001, the Company had an interest rate swap outstanding with a notional principal amount of $50 million. (See Note 8)

         The Company's accounting policy for these instruments is based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value.

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

16.      Segment Information -

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

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the nine months ended June 30, 2001, and 2000, is shown in the following table:


                                                           External       Inter-         Total       Operating
(in thousands)                                              Sales        Segment         Sales         Profit
--------------                                           ------------  ------------   ------------   ------------
JUNE 30, 2001
Contract Drilling
 Domestic                                                $    228,769  $      2,331   $    231,100   $     67,995
 International                                                114,346            --        114,346         19,311
                                                         ------------  ------------   ------------   ------------
                                                              343,115         2,331        345,446         87,306
                                                         ------------  ------------   ------------   ------------
Oil & Gas Operations
 Exploration & Prod.                                          184,900            --        184,900         95,047
 Natural Gas Marketing                                         83,661            --         83,661          4,817
                                                         ------------  ------------   ------------   ------------
                                                              268,561            --        268,561         99,864
                                                         ------------  ------------   ------------   ------------

Real Estate                                                     8,826         1,159          9,985          5,312
Other                                                          10,839            --         10,839             --
Eliminations                                                       --        (3,490)        (3,490)            --
                                                         ------------  ------------   ------------   ------------
   Total                                                 $    631,341  $         --   $    631,341   $    192,482
                                                         ============  ============   ============   ============


                                                            External       Inter-         Total       Operating
(in thousands)                                               Sales        Segment         Sales         Profit
--------------                                           ------------  ------------   ------------   ------------
JUNE 30, 2000
Contract Drilling
 Domestic                                                $    156,686  $      2,213   $    158,899   $     24,719
 International                                                 99,345            --         99,345          5,632
                                                         ------------  ------------   ------------   ------------
                                                              256,031         2,213        258,244         30,351
                                                         ------------  ------------   ------------   ------------
Oil & Gas Operations
 Exploration & Prod.                                          105,716            --        105,716         42,054
 Natural Gas Marketing                                         56,159            --         56,159          3,987
                                                         ------------  ------------   ------------   ------------
                                                              161,875            --        161,875         46,041
                                                         ------------  ------------   ------------   ------------

Real Estate                                                     6,684         1,157          7,841          4,017
Other                                                          28,807            --         28,807             --
Eliminations                                                       --        (3,370)        (3,370)            --
                                                         ------------  ------------   ------------   ------------
Total                                                    $    453,397  $         --   $    453,397   $     80,409
                                                         ============  ============   ============   ============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

         Summarized financial information of the Company's reportable segments for the quarters ended June 30, 2001, and 2000, is shown in the following table:


                                     External          Inter-            Total           Operating
(in thousands)                        Sales           Segment            Sales             Profit
--------------                     ------------     ------------      ------------      ------------
JUNE 30, 2001
Contract Drilling
 Domestic                          $     93,316     $        719      $     94,035      $     30,305
 International                           40,527               --            40,527             7,958
                                   ------------     ------------      ------------      ------------
                                        133,843              719           134,562            38,263
                                   ------------     ------------      ------------      ------------
Oil & Gas Operations
 Exploration & Prod.                     52,337               --            52,337            23,932
 Natural Gas Marketing                   23,508               --            23,508               151
                                   ------------     ------------      ------------      ------------
                                         75,845               --            75,845            24,083
                                   ------------     ------------      ------------      ------------

Real Estate                               2,250              383             2,633             1,008
Other                                     5,284               --             5,284                --
Eliminations                                 --           (1,102)           (1,102)               --
                                   ------------     ------------      ------------      ------------
   Total                           $    217,222     $         --      $    217,222      $     63,354
                                   ============     ============      ============      ============

                                     External          Inter-            Total           Operating
(in thousands)                        Sales           Segment            Sales             Profit
--------------                     ------------     ------------      ------------      ------------
JUNE 30, 2000
Contract Drilling
 Domestic                          $     53,050     $      1,012      $     54,062      $     10,047
 International                           32,977               --            32,977             1,819
                                   ------------     ------------      ------------      ------------
                                         86,027            1,012            87,039            11,866
                                   ------------     ------------      ------------      ------------
Oil & Gas Operations
 Exploration & Prod.                     41,458               --            41,458            16,915
 Natural Gas Marketing                   20,010               --            20,010             1,203
                                   ------------     ------------      ------------      ------------
                                         61,468               --            61,468            18,118
                                   ------------     ------------      ------------      ------------

Real Estate                               2,204              382             2,586             1,289
Other                                     2,269               --             2,269                --
Eliminations                                 --           (1,394)           (1,394)               --
                                   ------------     ------------      ------------      ------------
   Total                           $    151,968     $         --      $    151,968      $     31,273
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

                                                              Quarter Ended                    Nine Months Ended
                                                                 June 30,                           June 30,
         (in thousands)                                   2001              2000              2001              2000
         --------------                               ------------      ------------      ------------      ------------

         Segment operating profit                     $     63,354      $     31,273      $    192,482      $     80,409

         Unallocated amounts:
          Income from investments                            4,649             2,208            10,203            28,202
          General corporate expense                         (3,449)           (2,466)          (11,662)           (8,621)
          Interest expense                                   1,626              (767)              951            (2,389)
          Corporate depreciation                              (550)             (430)           (1,526)           (1,234)
          Other corporate expense                              154              (446)             (999)             (664)
                                                      ------------      ------------      ------------      ------------
            Total unallocated amounts                        2,430            (1,901)           (3,033)           15,294
                                                      ------------      ------------      ------------      ------------

         Income before income taxes
         and equity in income of
         affiliate                                    $     65,784      $     29,372      $    189,449      $     95,703
                                                      ============      ============      ============      ============

The following table presents revenues from external customers by country based on the location of service provided.

                                                              Quarter Ended                    Nine Months Ended
                                                                 June 30,                           June 30,
         (in thousands)                                   2001              2000              2001              2000
         --------------                               ------------      ------------      ------------      ------------

         Revenues
          United States                               $    176,695      $    118,991      $    516,995      $    354,052
          Venezuela                                         11,987             8,098            29,818            25,980
          Colombia                                           6,089             9,736            20,155            33,184
          Other Foreign                                     22,451            15,143            64,373            40,181
                                                      ------------      ------------      ------------      ------------
            Total                                     $    217,222      $    151,968      $    631,341      $    453,397
                                                      ============      ============      ============      ============

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 2000 Annual Report on Form 10-K and the condensed consolidated financial statements included in the Company's 2001 First and Second Quarter Reports on Form 10-Q and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

THIRD QUARTER 2001 VS THIRD QUARTER 2000

The Company reported net income of $40,437,000 ($0.79 per share) from revenues of $217,222,000 for the third quarter ended June 30, 2001, compared with net income of $18,557,000 ($0.37 per share) from revenues of $151,968,000 for the third quarter of the prior fiscal year. Net income in the third quarter of fiscal 2001 included $1,423,000 ($0.03 per share) from the sale of investment securities. There were no sales of investment securities in the third quarter of fiscal 2000.

EXPLORATION AND PRODUCTION

Exploration and Production reported operating profit of $23.9 million for the third quarter of fiscal 2001 compared with $16.9 million for the same period of fiscal 2000. Oil & gas revenues increased to $52.3 million compared with $41.5 million in 2000.

Natural gas revenues increased to $46.5 million from $34.5 million, or 35 percent, due primarily to a 46 percent increase in the average gas price. Included in natural gas revenues for the third quarter of 2001 was $1.0 million related to a Kansas ad valorem tax settlement (see note 13). Natural gas volumes were down 6 percent. Oil revenues decreased to $5.4 million from $6.5 million as the result of lower oil prices and volumes. Natural gas prices

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001
                                   (Continued)

averaged $4.33 per mcf and $2.97 per mcf for the third quarter of fiscal 2001 and 2000, respectively. Natural gas volumes averaged 119.5 mmcf/d and 127.6 mmcf/d, respectively. Crude oil prices averaged $25.83 per bbl and $27.98 per bbl for the third quarter of fiscal 2001 and 2000, respectively. Crude oil volumes averaged 2,255 bbls/d and 2,439 bbls/d, respectively.

Exploration expenses were approximately $10.0 million in the third quarter of both fiscal 2001 and fiscal 2000. Dry hole costs were $2.6 million for the quarter compared with $4.6 in 2000, geophysical expense was $2.7 million compared with $1.6 million and impairment of undeveloped leases was $4.2 million compared with $3.0 million in 2000. Operating expenses increased $2.7 million as production taxes and ad valorem taxes increased with higher natural gas revenues.

The Company participated in an additional 33 wells during the third quarter, of which 28 were producing, waiting on pipeline connections or completing. Of the 33 wells drilled, 13 were wildcat wells, of which 8 were successful and 5 were dry holes. For the first nine months of fiscal 2001, the Company participated in 98 wells, of which 78 were completed or are completing, and 20 were dry holes. The Company expects to participate in 135 wells for the year, of which 60 are expected to be drilled to develop proved reserves. The Company plans to drill a number of promising wildcat wells during the fourth quarter.

DOMESTIC DRILLING

Domestic contract drilling revenues for the third quarter of 2001 and 2000 were $93.3 million and $53.0 million, respectively. Operating profit for the third quarter of fiscal 2001 was $30.3 million, compared with $10.0 million in last year's third quarter. The significant increase in operating profit is primarily the result of improved performance in the Company's land operations. Dayrates averaged approximately $15,000 per day in the current quarter, compared to $8,500 per day in the third quarter of fiscal 2000. Land rig utilization was 98 percent and 89 percent for the third quarter of 2001 and 2000, respectively. Operating profit from offshore operations improved (20 percent) in the current quarter compared to the third quarter of fiscal 2000, as rig utilization was 100 percent and 90 percent for the third quarter of 2001 and 2000, respectively. Also impacting the operating profit increase for domestic contract drilling was a reduction in depreciation expense of approximately $3.8 million due to the change in the Company's estimated useful life for drilling equipment, effective October 1, 2000 (see note 10). Contract drilling expense in the third quarter of fiscal 2001 included $3.25 million related to a litigation settlement (see note
12).

On March 15, 2001, the Company announced that it would construct 15 new FlexRigs(TM), a highly mobile 8,000-18,000' land rig. The Company is increasing the March 15th commitment from 15 to 25 new FlexRigs. The Company expects all 25 rigs will be delivered by March 2003 at an estimated cost of $10 million each. The Company also intends to complete its current 12 FlexRig construction program by January 2002. Eight of the current order of 12 FlexRigs are committed, including seven rigs with two-year or three-year firm term contracts. The Company also announced in the third quarter that it will spend approximately $45 million to purchase 30 new Varco top drives to upgrade a significant portion of its existing U.S. land rig fleet in fiscal years 2002 and 2003. In July 2001, the Company also announced that it received commitments for two new self-moving platform rigs. Shell Exploration and Production Co. awarded

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001
                                   (Continued)

a contract to build and operate new rig 205 for use on both fixed and tension leg platforms in the Gulf of Mexico. In addition, BP signed a letter of intent to contract with the Company to build and operate a new rig 206 for use on its Horn Mountain Spar in the Gulf of Mexico. The cost of the two rigs will be approximately $50 million, and the rigs should commence operations in the spring of 2002.

INTERNATIONAL DRILLING

International Drilling's operating profit increased to $8.0 million from $1.8 million. Revenues increased to $40.5 million from $33.0 million. The operating profit increase is due primarily to an increase in average dayrates and profitability in Ecuador, Colombia and Venezuela. Also impacting the current quarter operating profit were several one-time contract settlement items that had a positive impact of approximately $2.0 million. Utilization for the Company's international rigs was 60 percent and 47 percent for the third quarter of fiscal 2001 and 2000, respectively. The improvement in the third quarter utilization resulted from the reduction in the number of rigs available in the international fleet, due to the transfer of five rigs to the U.S. for refurbishment and modification. Also impacting the operating profit increase for international drilling was a reduction in depreciation expense of approximately $3.7 million due to the change in the Company's estimated useful life for drilling equipment (see note 10).

OTHER

Other revenues increased approximately $3.0 million over last year, including a $2.4 million increase in gains from the sale of available-for-sale securities. Interest expense was a credit of $1.6 million for the current quarter, compared with an expense of $.8 million in the third quarter of last year. The decrease in interest expense was primarily the result of a settlement of a 1997 assessment by the Federal Energy Regulatory Commission relating to Kansas ad valorem taxes. The settlement resulted in a credit to interest expense of approximately $2.0 million in the third quarter of fiscal 2001 (see note 13). Corporate general and administrative costs increased to $3.4 million from $2.5 million, due primarily to increased professional services relating to possible merger activity with our Exploration and Production Division, pension expense and administrative labor and benefits.

NINE MONTHS ENDED JUNE 30, 2001 VS NINE MONTHS ENDED JUNE 30, 2000

The Company reported net income of $116,026,000 ($2.28 per share) from revenues of $631,341,000 for the nine months ended June 30, 2001, compared with net income of $58,291,000 ($1.17 per share) from revenues of $453,397,000 for the first nine months of the prior fiscal year. Net income in the first nine months of fiscal 2001 included $1,578,000 ($0.03 per share) from the sale of investment securities compared with $7,750,000 ($0.16 per share) for the same period of fiscal 2000. Revenues for the first nine months of fiscal 2000 also included gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired. Net income from these two transactions was approximately $6.3 million ($0.13 per diluted share).

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001
                                   (Continued)

EXPLORATION AND PRODUCTION

Exploration and Production reported an operating profit of $95.0 million for the first nine months of fiscal 2001, compared with an operating profit of $42.1 million for the same period of fiscal 2000. Oil & gas revenues increased to $184.9 million from $105.7 million for the same periods.

Natural gas revenues increased $77.5 million, or 87 percent, due primarily to higher gas prices (106 percent), partially offset by lower natural gas volumes (8.5 percent). Oil revenues increased $1.5 million, or 9 percent, as both oil prices (7 percent) and volumes (2 percent) increased, compared with the first nine months of fiscal 2000. Natural gas prices averaged $5.17 per mcf and $2.51 per mcf for the first nine months of fiscal 2001 and 2000, respectively. Natural gas volumes averaged 118.1 mmcf/d and 129.0 mmcf/d, respectively. Crude oil prices averaged $28.54 per bbl and $26.67 per bbl for the first nine months of fiscal 2001 and 2000, respectively. Crude oil volumes averaged 2,314 bbls/d and 2,268 bbls/d, respectively.

Increased exploration activity in the first nine months of fiscal 2001 resulted in an increase in exploration expenses. Geophysical, dry hole, exploration overhead and abandonment expenses were $35.0 million for the first nine months of fiscal 2001, $13.7 million higher than in the same period of fiscal 2000. Also in fiscal 2001 were impairment charges of $4.5 million for proved Exploration and Production properties in the first nine months of fiscal 2001. After tax, the impairment charges reduced net income by approximately $2.8 million, $0.05 per share, on a diluted basis.

Production expenses were $28.8 million for the first nine months of fiscal 2001, compared with $18.9 million in fiscal 2000 as production taxes and ad valorem taxes increased because of higher natural gas prices.

DOMESTIC DRILLING

Domestic Drilling's operating profit was $68.0 million and $24.7 million for the first nine months of fiscal 2001 and fiscal 2000, respectively. Revenues for the same periods were $228.8 million and $156.7 million, respectively. The increase is due primarily to improved land operations, with dayrates averaging approximately $13,000 per day in the first nine months of fiscal 2001, compared with $8,400 in the same period of fiscal 2000. Land rig utilization was 95 percent and 82 percent for the first nine months of fiscal 2001 and 2000, respectively. Operating profit from offshore operations increased 6 percent for the first nine months of fiscal 2001, compared to the same period in fiscal 2000. Offshore rig utilization was 97 percent and 94 percent for the same periods, respectively. Also impacting the operating profit increase for domestic drilling for the nine months was a reduction in depreciation expense of approximately $11.4 million due to the change in the Company's estimated useful life for drilling equipment (see note 10). Contract drilling expense for the nine months ended June 30, 2001, included $3.25 million related to a litigation settlement (see note 12).

Although there appears to be a softening in dayrates, as the result of lower commodity prices, average dayrates in the fourth quarter are expected to be in line with third quarter rates of $15,000 per day. Rig utilization for land and offshore are expected to be 98 percent to 100 percent.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001
                                   (Continued)

INTERNATIONAL DRILLING

International Drilling's operating profit increased to $19.3 million from $5.6 million. Revenues increased to $114.3 million from $99.3 million. The increase in operating profit is due primarily to a reduction in depreciation expense of approximately $11.1 million due to a change in the Company's estimated useful life for drilling equipment (see note 10). There were also several one-time contract settlement items that had a positive impact of approximately $2.0 million in the first nine months of fiscal 2001. International rig utilization averaged 54 percent and 46 percent for the first nine months of fiscal 2001 and 2000, respectively. Revenue days were 5,455 and 5,185 for the same periods, respectively.

OTHER

Other revenues decreased approximately $18 million over last year, with $10.0 million due to decreased gains from the sale of available-for-sale securities, partially offset by a $1.9 million increase in interest income due to increased cash balances. Revenues for the first nine months of fiscal 2000 also included gains related to a non-monetary dividend ($9.5 million) and a non-monetary gain ($.7 million) on the conversion of shares of common stock of a Company investee pursuant to that investee being acquired.

Interest expense for the first nine months of fiscal 2001 was a credit of $1.0 million compared with an expense of $2.4 million in fiscal 2000. The decrease of $3.4 million is the result of an increase in capitalized interest of $.7 million and the reversal of $2.7 million of interest expense related to a lawsuit (see note 13).

Corporate general and administrative expense increased from $8.6 million in the first nine months of fiscal 2000 to $11.7 million in the same period of fiscal 2001. The increase is related to labor and employee benefits, advertising costs, and professional services related to establishing the Company's Exploration & Production Division as a separate public entity and pension expense.

The Company's effective income tax rate decreased to 39.5 percent for the nine months compared to 41.4 percent for the first nine months of fiscal 2000. The decrease is due primarily to a larger proportionate income in the Company's U.S. operations instead of international drilling operations.

As previously announced, an investment banker is currently assisting the Company in its effort to establish its Exploration and Production Division as a separate public entity, while expanding that operation through some sort of combination. The Company is currently discussing the potential combination with certain candidates.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $211.3 million for the first nine months of fiscal 2001, compared with $140.0 million for the same period in 2000. Capital expenditures were $186.7 million and $76.7 million for the first nine months of fiscal 2001 and 2000, respectively.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001
                                   (Continued)

The Company anticipates capital expenditures to be approximately $295.0 million for fiscal 2001, which is less than projected internally generated cash flows. The Company's indebtedness totaled $50.0 million as of June 30, 2001, as described in note 8 to the Consolidated Condensed Financial Statements.

During the third quarter of fiscal 2001, the Company purchased 60,000 shares of the Company's common stock under the previously approved stock repurchase program that authorizes the purchase of up to an additional 1,000,000 shares of the Company's common stock.

There were no other significant changes in the Company's financial position since September 30, 2000.

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                                  JUNE 30, 2001

For a description of the Company's market risks, see "Item 7(a). Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and Note 15 to the Consolidated Condensed Financial Statements contained in Part I hereof.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.

Item 1 Legal Proceedings

The discussion of legal proceedings disclosed in Note 12 to the Consolidated Condensed Financial Statements contained in Part I hereof is hereby incorporated by reference.

Item 6(b) Reports on Form 8-K

For the three months ended June 30, 2001, there was one Form 8-K filed on June 13, 2001, which reported events under Item 5 of the Form 8-K regarding certain litigation and a press release dated June 13, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  AUGUST 13,    2001             /s/ DOUGLAS E. FEARS
      --------------                  ------------------------------------------
                                      Douglas E. Fears, Chief Financial Officer


Date:  AUGUST 13,    2001             /s/ HANS C. HELMERICH
      --------------                  ------------------------------------------
                                      Hans C. Helmerich, President