Form 10-K
period 2001-09-30
HELMERICH & PAYNE INC
filed 2001-12-27
CIK 46765

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 14, 2001, the aggregate market value of the voting stock held by non-affiliates was $1,402,779,905.

     Number of shares of common stock outstanding at December 14, 2001:
49,859,297.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2001 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 6, 2002 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


         THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN ITEM 1. BUSINESS "REGULATIONS AND HAZARDS", AND "MARKET FOR OIL AND GAS", AS WELL AS IN MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 10 THROUGH 17 IN REGISTRANT'S ANNUAL REPORT TO THE SHAREHOLDERS FOR FISCAL 2001 AND IN THE REMAINDER OF THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                    HELMERICH & PAYNE, INC. AND SUBSIDIARIES

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2001

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

         The Registrant's domestic contract drilling is conducted primarily in Oklahoma, Texas, Wyoming, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Registrant has also operated during fiscal 2001 in six international locations: Venezuela, Ecuador, Colombia, Argentina, Bolivia and Equatorial Guinea.

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

         In fiscal 2001, Registrant received approximately 45% of its consolidated revenues from the Registrant's ten largest contract drilling customers. BP and Shell Oil Co., including their affiliates, (respectively, "BP" and "Shell") are the Registrant's two largest contract drilling customers. The

Registrant performs drilling services for BP and Shell on a world-wide basis. Revenues from drilling services performed for BP and Shell in fiscal 2001 accounted for approximately 15% and 8%, respectively, of the Registrant's consolidated revenues for the same period. While the Registrant believes that its relationship with all of these customers is good, the loss of BP or Shell or a simultaneous loss of several of its larger customers would have a material adverse effect on the drilling subsidiary and the Registrant.

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

         During fiscal 1998, Registrant put to work a new generation of six highly mobile/depth flexible new rigs (individually the "FlexRig"TM). The FlexRig has the potential to reduce rig move times by at least 50%. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. During fiscal 2000, the Registrant ordered 12 new FlexRigs at an approximate cost of between $7.5 million and $8.25 million each. The Registrant took delivery of nine new FlexRigs through October 2001, and expects the final three FlexRigs to be delivered by the end of calendar 2001. During fiscal 2001, the Registrant ordered an additional 25 new FlexRigs at an approximate cost of $10 million each. These new rigs are the next generation of FlexRigs which incorporate new drilling technology and new safety design. The FlexRigs will be available for work in the Registrant's domestic and international drilling operations. The Registrant expects that approximately 15 of these next generation rigs will be delivered between March and September, 2002, with the remaining rigs expected to be delivered by the end of fiscal 2003.

         The Registrant's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. Most of the contracts are performed on a "daywork" basis, under which the Registrant charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Registrant has previously performed contracts on a combination "footage" and "daywork" basis, under which the Registrant charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Registrant has previously accepted "turnkey" contracts under which the Registrant charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. Registrant did not accept a "footage" or "turnkey" contract during fiscal 2001. The Registrant believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Registrant's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

         While current fixed term contracts are for one to five year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Registrant and the customer. In most instances contracts provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. See Regulations and Hazards, page I-8.

         Domestic Drilling

         The Registrant believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 2001, the Registrant had 59 of its rigs (49 land rigs and 10 platform rigs) operating in the United States and had management contracts for three customer-owned rigs. The 11 rig increase from fiscal 2000 to 2001 is due to the delivery of seven new FlexRigs, transfer of three rigs from Registrant's international operations, and the assembly of one rig from existing components.

         During fiscal 2001, Registrant was awarded one term contract for the construction and operation of one self-moving platform rig in the Gulf of Mexico for a major oil company. Registrant expects that this rig will commence drilling operations during calendar year 2002. Also, during fiscal 2001, Registrant signed a letter of intent for the construction and operation of one self-moving platform rig in the Gulf of Mexico for another major oil company. If a contract is awarded, it is expected that drilling operations would commence during calendar year 2002.

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

         Venezuelan operations continue to be a significant part of the Registrant's operations. At the end of fiscal 2001, the Registrant owned and operated 14 land drilling rigs in Venezuela with a utilization rate of 37% for such fiscal year. The Registrant worked for the Venezuelan state petroleum company during fiscal 2001, and revenues from this work accounted for approximately 3.5% of the

Registrant's consolidated revenues during the fiscal year. During fiscal year 2001, Registrant moved three rigs from Venezuela to Houston, Texas, for modifications and upgrades.

         Registrant's rig utilization rate in Venezuela has increased from approximately 32% during the 2000 fiscal year to approximately 37% in fiscal 2001. Even though the Registrant is, at this time, unable to predict future fluctuations in its utilization rates during fiscal 2002, the Registrant believes that the prospects are good for returning at least three of its idle rigs back to work during fiscal 20021.

         The Venezuelan government, in early 1996, permitted foreign exploration and production companies to acquire rights to explore for and produce oil and gas in Venezuela. Registrant has performed contract drilling services in Venezuela for three independent oil companies during fiscal 2001.

         At the end of fiscal 2001, the Registrant owned and operated seven rigs in Ecuador. The Registrant's utilization rate was 92% during fiscal 2001. Revenues generated by Ecuadorian drilling operations contributed approximately 4.3% of the Registrant's consolidated revenue. The contracts are with large international oil companies. During fiscal 2001, one rig was moved into Ecuador from Venezuela.

         At the end of fiscal 2001, the Registrant owned and operated three drilling rigs in Colombia. The Registrant's utilization rate in Colombia was 69% during fiscal 2001. During fiscal 2001 the revenues generated by Colombian drilling operations contributed approximately 3.3% of the Registrant's consolidated revenues. During fiscal 2001, the Registrant moved four rigs from Colombia to Houston, Texas, for modifications and upgrades. The Registrant expects continued reduction in activity and revenues from Colombia.

         In addition to its operations in Venezuela, Ecuador and Colombia, the Registrant in fiscal 2001 owned and operated six rigs in Bolivia and two rigs in Argentina. In Bolivia and Argentina, the contracts are with large international oil companies. During fiscal 2001, the Registrant continued operations under a management contract for a customer-owned platform rig located offshore Equatorial Guinea.

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

         The Registrant believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage (including insurance against loss by fire and storm, blowout, and cratering risks), workers compensation and employer's liability. No insurance is carried against loss of earnings or business interruption. The Registrant is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Registrant is generally indemnified under its drilling contracts from this risk. The majority of the Registrant's insurance coverage has been purchased through fiscal 2002, however, rates and deductibles increased substantially for a number of coverages due to general hardening in the energy insurance market as well as the events of September 11, 2001. In view of these present conditions, no assurance can be given that all or a portion of the Registrant's coverage will not be cancelled during fiscal 2002 nor that insurance coverage will continue to be available at rates considered reasonable.

         International operations are subject to certain political, economic, and other uncertainties not encountered in domestic operations, including increased risks of terrorism, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Registrant's operations or on the ability of the Registrant to continue operations in certain areas. Because of the impact of local laws, the Registrant's future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Registrant holds only a minority interest, or pursuant to arrangements under which the Registrant conducts operations under contract to local entities. While the Registrant believes that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on the Registrant's operations or revenues, there can be no assurance that the Registrant will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Registrant. The Registrant further attempts to minimize the potential impact of such risks by operating in more than one geographical area and by attempting to obtain indemnification from operators against expropriation, nationalization, and deprivation.

         During fiscal 2001, approximately 18.7% of the Registrant's consolidated revenues were generated from the international contract drilling business. Approximately 93% of the international revenues were from operations in South America and 51% of South American revenues were from Venezuela and Ecuador. Exposure to potential losses from currency devaluation is minimal in Colombia, Ecuador, Bolivia and Argentina. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

         In Venezuela, approximately 50% of the Registrant's invoice billings are in U.S. dollars and the other 50% are in the local currency, the bolivar. The Registrant is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances. In 1994, the Venezuelan government established a fixed exchange rate in hopes of stemming economic problems caused by a high rate of inflation. During the first week of December, 1995, the government established a new exchange rate, resulting in further devaluation of the bolivar. In April of 1996, the bolivar was again devalued when the government decided to abolish its fixed rate policy and to allow a floating market exchange rate. During fiscal 2000, the Registrant experienced losses of approximately US$687,000 and in fiscal 2001 it experienced losses of US$796,000 as a result of the devaluation of the bolivar. Registrant is unable to predict future devaluation in Venezuela. In the event that fiscal 2002 activity levels are similar to fiscal 2001 and if a 25% to 50% devaluation would occur, the Registrant could experience potential currency valuation losses ranging from approximately US$1,600,000 to US$2,600,000.

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

         The Registrant's exploration and production division includes geographical exploitation/exploration teams comprised of geological, engineering, and land personnel. These personnel primarily develop in-house oil and gas prospects as well as review outside prospects and acquisitions for their respective geographical areas. The Registrant believes that this structure allows each team to gain greater expertise in its respective geographical area and reduces risk in the development of prospects.

         The Registrant has been focusing on developing prospects using 3D seismic technology. Currently, the Registrant is involved in 3D surveys covering more than 1,480 square miles, of which approximately 1,180 square miles are proprietary. Approximately 1,100 square miles of land covered by such surveys is located near the Texas and Louisiana onshore Gulf Coast.

         Registrant's exploration and development program has covered a range of prospects, from shallow "bread and butter" programs to deep, expensive, high risk/high return wells. The Registrant continued its drilling program in Oklahoma, Kansas, west Texas, south Texas and south Louisiana, participating in a total of 123 wells during fiscal 2001.

         Of the 123 well total, 47 wells were development wells drilled in areas where reserves were previously booked, and 29 wells were dry holes. Registrant increased its development of proved undeveloped reserves in fiscal 2001 as the result of high natural gas prices during the last half of calendar 2000. The focus of this drilling was the Redfork play in western Oklahoma, additional development of Ashland Field in southeastern Oklahoma and the Hugoton Field in Kansas, as well as additional drilling in the panhandle of Texas and in southern Louisiana. Registrant's participation in these 47 development wells resulted in the addition of approximately 15.7 BCF of gas and 75,826 barrels of oil previously classified as proved undeveloped.

         Of the remaining 76 wells drilled during the year, 40 were wildcat wells, 20 of which were successfully completed. These drilling efforts resulted in new discoveries of approximately 12.8 BCF of gas and 1,145,195 barrels of oil and condensate.

         A total of $80,040,769 was spent in the Registrant's exploration and development program during fiscal 2001. This figure includes $7,838,770 of geophysical expense, but is exclusive of expenditures for acreage and acquisition of proved oil and gas reserves. The Registrant's total company-wide acquisition cost for acreage in fiscal 2001 was $18,611,957.

         The Registrant also spent $737,500 for the acquisition of proved oil and gas reserves during fiscal 2001. The reserves associated with these acquisitions were 495,888 MCF of gas and 434 barrels of oil.

         The Registrant's fiscal 2002 exploration and production budget has been reduced to approximately $50 million due to lower product prices, higher service company costs and high-grading of existing prospects in order to reduce finding costs. This is a 47.6% reduction from actual exploration and production expenditures in fiscal 2001.

         During fiscal 2001, the Registrant continued to work with its investment banker, Petrie Parkman & Co., to analyze strategic alternatives with regard to the Registrant's oil and gas division. It is contemplated that a successful transaction could, among other things, lead to the spinoff of the Company's exploration and production business and the subsequent merger of such business with a third party. The Registrant is unable to predict if and when such a transaction may occur.

         Market for Oil and Gas

         The Registrant does not refine any of its production. The availability of a ready market for such production depends upon a number of factors, including the availability of other domestic production, price, crude oil imports, the proximity and capacity of oil and gas pipelines, and general fluctuations in supply and demand. The Registrant does not anticipate any unusual difficulty in contracting to sell its production of crude oil and natural gas to purchasers and end-users at prevailing market prices and under arrangements that are usual and customary in the industry. The Registrant and its subsidiary, Helmerich & Payne Energy Services, Inc., have successfully developed markets with end-users, local distribution companies, and natural gas brokers for gas produced from successful wildcat wells and development wells. Substantially all of Registrant's gas production is sold to and resold by Helmerich & Payne Energy Services, Inc. During fiscal 2001, the price that Registrant received for the sale of its natural gas has fluctuated. Registrant's average per MCF natural gas sales price in fiscal 2001 for each of the first through fourth quarters was $4.73, $6.49, $4.27 and $2.66, respectively.

         The Registrant is of the opinion that during the next 12 to 18 months, the natural gas market will continue to be characterized by high volatility and relatively lower or moderating prices as compared to the average prices of natural gas in fiscal 2001.

         Last year's record high natural gas prices spawned an increase of productive capacity and a dramatic increase in drilling. This increase in productive capacity combined with a slowing economy and record storage levels is expected to result in excess gas supplies for the next 12 to 18 months. During the next two to three years, Registrant believes that there will be a more balanced supply and demand of natural gas as the economy recovers and productive capacity continues to decline.

         In the long-term, natural gas prices will be impacted by the decline in deliverability of domestic supply; increased use of natural gas for electrical generation; a recovery of U.S. economic growth; the increased usage and better management of natural gas storage; seasonal usage; fuel switching; usage of gas as a feed stock; and importation of gas from Canada and Mexico. All these factors will continue to influence the cyclical nature of the supply/demand balance and will continue to occur as drilling activity and productive capacity respond to the changing prices.

         Historically, the Registrant has had no long-term sales contracts for its crude oil and condensate production. The Registrant continues its practice of contracting for the sale of its Kansas and Oklahoma and portions of its west Texas crude oil for terms of six to twelve months in an attempt to assure itself of the best price in the area for crude oil production. During fiscal 2001, the price that Registrant received for the sale of its crude oil has steadily decreased. Registrant's average per barrel crude oil sales price in fiscal 2001 for each of the first through fourth quarters was $31.44, $28.09, $26.12 and $25.33, respectively.

         Mid-East tensions, disputes among OPEC and non-OPEC countries over production quotas, and sluggish economies have created a continued mixed market in crude oil trading. Although a change in any of these factors could dramatically affect pricing, it is anticipated that crude oil prices may remain in the low $20's over the coming year.

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

         Regulatory Controls

         Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated under the Natural Gas Act ("NGA") and the regulations promulgated thereunder. Furthermore, the various states have regulated the production of natural gas and the gathering of natural gas, i.e., those activities which are not subject to Federal jurisdiction.

         Specifically, as to sales by the Registrant, under the NGA prior to November 1978 the Federal Power Commission and its successor, the Federal Energy Regulatory Commission ("FERC"), established ceiling prices for sales of natural gas for resale in interstate commerce by the Registrant. In November 1978, the U.S. Congress enacted the Natural Gas Policy Act ("NGPA") which adopted certain FERC ceiling prices and established additional price ceiling categories (such ceiling prices called maximum lawful prices - "MLPs"). In addition, the NGPA provided for a phased removal of certain ceiling prices.

         In 1989, the U.S. Congress enacted the Natural Gas Wellhead Decontrol Act which provided a process for the phased decontrol of all first sales of natural gas, with complete removal of price ceilings on first sales by January 1, 1993. Since the Registrant believes that all of its sales of natural gas are first sales, such sales are no longer subject to Federal regulation. However, there may still be issues of compliance with price ceilings as to prior periods. At this point, the only such issue, that the Registrant is aware of, relates to the Registrant's collection of reimbursement from certain interstate pipelines of Kansas ad valorem taxes paid by Registrant for sales prior to decontrol.

         Prior to decontrol of first sales, the Registrant made first sales to several interstate pipelines for which it received reimbursement for Kansas ad valorem taxes based upon the understanding (supported by prior agency case law) that such reimbursements were permitted under NGPA Section 110. In September 1997, FERC reversed its prior rulings and found that the Kansas ad valorem tax was not a tax which was reimbursable under Section 110 of the NGPA. Therefore, FERC found that to the extent that a producer collected an amount for a first sale in excess of the applicable MLP, as a result of reimbursement for Kansas ad valorem taxes, then such producer was required to make refunds, with interest, to the interstate pipeline purchaser which had paid the reimbursements. The pipeline was then required to disburse such refunds to its customers.

         Initially, reports of the affected pipelines listed refund liabilities of the Registrant based upon the total sales from wells which Registrant operated. Initial claims against the Registrant, as operator, totaled in excess of $13 million. During this period, Registrant estimated that its share of such refund liability totaled approximately $6.7 million. Subsequently, FERC issued clarifying orders providing that a producer was only responsible for refunds attributable to its own working interest ownership (and the related royalty interests) in production sold. Based upon that clarification, the interstate pipelines subsequently adjusted their refund claims to reflect only the respective producers' working interest share (with related royalty). Subsequently the pipelines made further adjustments to the claims based on corrected data.

         In response to the pipeline claims and prior to FERC's clarification as discussed above, the Registrant paid, under protest, approximately $1,379,000 to four interstate pipelines and placed approximately $6,384,000 in an escrow account pending FERC's and the courts' decisions on various related legal issues and challenges. During calendar years 2000 and 2001, settlement negotiations have occurred among the affected pipelines, producers, and other interested parties. Settlement agreements resolving the refund claims have been reached in connection with four of the five pipelines which have made claims against the Registrant. Those settlements, with Colorado Interstate Gas Company, Northern Natural Gas Company, Williams Gas Pipelines Central, Inc. and Panhandle Eastern Pipe Line Company, are final and the settlement payments have been made by the Registrant out of the escrow account. Since the aggregate amount of the four settlements were less than the amounts escrowed for such liability, the Registrant, in May of 2001, was refunded approximately $3,240,252 of excess escrowed funds. A settlement in the fifth case, with Kinder Morgan Interstate Gas Transmission, LLC, is being negotiated. Based upon the total potential liability of the Registrant in the Kinder Morgan case, Registrant believes there is more than sufficient funds remaining in the Registrant's escrow account to cover any settlement liability therein.

         Commencing in 1992, FERC implemented a requirement that interstate pipelines must provide open access transportation of natural gas. Interstate pipelines have implemented this requirement by modifying their tariffs and implementing new services and rates. These changes have provided the Registrant with additional market access and more fairly applied transportation services and rates. FERC continues to review and modify its open access and other regulations applicable to interstate pipelines.

         Under the NGA, natural gas gathering facilities are expressly exempt from FERC jurisdiction; what constitutes "gathering" under the NGA has evolved through FERC decisions and judicial review of such decisions. The Registrant believes that its gathering systems meet the test for non-jurisdictional "gathering" systems under the NGA. Therefore, the Registrant believes that its gathering facilities are not subject to Federal NGA regulation. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services that are not Federally regulated under the NGA. Although exempt from Federal regulatory oversight, the Registrant's natural gas gathering systems and services may receive regulatory scrutiny by state agencies.

          In addition, the Registrant may use third-party gathering services or interstate transmission facilities (owned and operated by interstate pipelines) to ship the Registrant's gas to markets. In the past decade, FERC has approved the shift of certain interstate transmission facilities to unregulated gathering through the approval of abandonment of the jurisdictional facilities. The subsequent owner/operator of the gathering facilities may be an independent entity or an affiliate of the interstate pipeline company. This shift of a facility from a jurisdictional transmission facility to a non-jurisdictional gathering facility could result in the ability of the unregulated gathering entities to compete more effectively, and could result in changes in services and/or rates. It is not possible to predict the ultimate affect of these shifts on the Registrant's own gathering services or on the Registrant's use of third-party gathering/transmission facilities.

         In February, 1994, the Kansas Corporation Commission issued an order which modified allowables applicable to wells within the Hugoton Gas Field so that those proration units upon which infill wells had been drilled would be assigned a larger allowable than those units without infill wells. As a consequence of this order, the Registrant has participated in the drilling of 160 infill wells.

         Additional proposals and proceedings that might affect the oil and gas industry are pending before the U. S. Congress, FERC, state legislatures, state agencies, and the courts. The Registrant cannot predict when or whether any such proposals may become effective and what effect they will have on operations of the Registrant. Notwithstanding the foregoing, the Registrant does not anticipate that compliance with existing Federal, state and local laws, rules or regulations will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Registrant.

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

         Natural Gas Marketing

         Helmerich & Payne Energy Services, Inc. ("HPESI") continues its emphasis on the purchase of the Registrant's natural gas production. In addition, HPESI purchases third-party gas for resale and provides compression, gathering services and processing for a fee. During fiscal year 2001, HPESI's sales of third-party gas constituted approximately 12% of the Registrant's consolidated revenues.

         HPESI sells natural gas to markets in the Midwest and Rocky Mountain areas. HPESI's term gas sales contracts are for varied periods ranging from three months to seven years. However, recent contracts have tended toward shorter terms. The remainder of HPESI's gas is sold under spot market contracts having a duration of 30 days or less. For fiscal 2001, HPESI's term gas sales contracts provided for the sale of approximately 17 BCF of gas at prices which were indexed to market prices. For fiscal 2002, HPESI currently has approximately 7 BCF contracted at prices which are indexed to market prices. The balance of HPESI's gas is selling at spot prices or is not yet contracted. HPESI presently intends to fulfill such term sales contracts with a portion of the gas reserves purchased from the Registrant as well as from its purchases of third-party gas. See pages I-14 through I-21 regarding the market, competition, and regulation of natural gas.

         REAL ESTATE OPERATIONS

         The Registrant's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fifteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Fourteen of these buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (97% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Registrant's real estate operations. The fifteenth building is an eight-story medical office building which provides approximately 76,379 square feet of net leasable medical office space (44% of which is currently leased). Due to increased operating costs and related business considerations, the Registrant intends to close the Medical Building in January 2002. All tenant leases in the Medical Building shall have expired prior to such date. The Registrant has not decided as to the future use of the area upon which the Medical Building is located.

         In September, 2001, the Registrant purchased one of its long-time Utica Square Shopping Center tenants, Miss Jackson's. Miss Jackson's is a retailer of fine women's clothing, accessories and gifts. The purchase price was $4,500,000.

         At the end of the 2001 fiscal year the Registrant owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Ten of the Registrant's units are currently leased.

         The Registrant owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office space. This building houses the Registrant's principal executive offices. Approximately 11% of this building was leased to a third party during fiscal 2001. However, such third party's lease was not renewed and it vacated the leased premises in November of 2001. The vacated space will be used as general office space by Registrant.

         Registrant leases approximately 29,000 square feet of office space in Tulsa for Registrant's oil and gas division.

         The Registrant also owns and leases multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 100%. The Registrant also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

         Registrant owns approximately 253.5 acres in Southpark consisting of approximately 240.5 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy has decreased from 100% to 93%. The Registrant believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. However, no development plans are currently pending.

         Registrant is a party to a condemnation proceeding initiated during fiscal 2000 by the Oklahoma Department of Transportation ("ODOT") which seeks to acquire approximately 15.14 acres of undeveloped real property adjacent to a major expressway in Southpark. In this proceeding, court appointed appraisers estimated the value of this tract to equal $2,800,000. ODOT, in January of 2001, was required to pay Registrant this amount, but continues to litigate the fair market value of this tract. If ODOT was successful at trial, Registrant would be required to reimburse up to $750,000 of such proceeds. It is expected that this matter will be concluded during calendar 2002.

         The Registrant also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has decreased from 100% to 94% during fiscal 2001. The Registrant also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2001, occupancy has remained steady at 93%. However, on October 1, 2001, Registrant added a new tenant and increased total occupancy to 96%.

         The Registrant also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 2001, occupancy has decreased from 94% to 79%. On October 1, 2001, Registrant added one new tenant bringing the occupancy to 94%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 2000, this property was 100% occupied by one tenant. During fiscal 2001, this tenant significantly reduced the size of its operation with such property presently being 17% occupied.

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

         FINANCIAL

         Information relating to Revenue and Operating Profit by Business Segments may be found on pages 9 and 31 through 32 of the Registrant's Annual Report to Shareholders for fiscal 2001, which is incorporated herein by reference.

         EMPLOYEES

         The Registrant had 3,043 employees within the United States (11 of which were part-time employees) and 1,202 employees in international operations as of September 30, 2001.

Item 2.  PROPERTIES

         CONTRACT DRILLING

         The following table sets forth certain information concerning the Registrant's domestic drilling rigs as of September 30, 2001:

              Rig            Registrant's         Optimum Working      Present
         Designation        Classification        Depth in Feet        Location
         -----------        --------------        ---------------      --------
             158            Medium Depth              10,000            Wyoming
             110            Medium Depth              12,000            Oklahoma
             156            Medium Depth              12,000            Texas
             159            Medium Depth              12,000            Wyoming
             141            Medium Depth              14,000            Texas
             142            Medium Depth              14,000            Texas
             143            Medium Depth              14,000            Texas
             145            Medium Depth              14,000            Texas
             155            Medium Depth              14,000            Texas
              96            Medium Depth              16,000            Oklahoma
             118            Medium Depth              16,000            Texas
             119            Medium Depth              16,000            Texas
             120            Medium Depth              16,000            Texas
             146            Medium Depth              16,000            Texas
             147            Medium Depth              16,000            Texas
             154            Medium Depth              16,000            Wyoming
             162            Medium Depth              16,000            Texas
             164            Medium Depth              16,000            Texas
             165            Medium Depth              16,000            Texas
             166            Medium Depth              16,000            Texas
             167            Medium Depth              16,000            Oklahoma
             168            Medium Depth              16,000            Texas
             169            Medium Depth              16,000            Texas
             108            Medium Depth              18,000            Gulf of Mexico
             178            Medium Depth              18,000            Texas
             179            Medium Depth              18,000            Wyoming
             180            Medium Depth              18,000            Wyoming
             181            Medium Depth              18,000            Texas
             182            Medium Depth              18,000            Texas
             183            Medium Depth              18,000            Texas
             184            Medium Depth              18,000            Texas
              79            Deep                      20,000            Louisiana
              80            Deep                      20,000            Oklahoma
              89            Deep                      20,000            Texas

              Rig            Registrant's         Optimum Working   Present
         Designation        Classification        Depth in Feet     Location
         -----------        --------------        ---------------   --------
              91            Deep                  20,000            Gulf of Mexico
              92            Deep                  20,000            Oklahoma
              94            Deep                  20,000            Texas
              98            Deep                  20,000            Oklahoma
             122            Deep                  20,000            Texas
             203            Deep                  20,000            Gulf of Mexico
              97            Deep                  26,000            Texas
              99            Deep                  26,000            Texas
             137            Deep                  26,000            Texas
             149            Deep                  26,000            Texas
             170            Deep (Heli Rig)       26,000            Texas
              72            Very Deep             30,000            Mississippi
              73            Very Deep             30,000            Texas
             100            Very Deep             30,000            Gulf of Mexico
             105            Very Deep             30,000            Gulf of Mexico
             106            Very Deep             30,000            Gulf of Mexico
             107            Very Deep             30,000            Gulf of Mexico
             134            Very Deep             30,000            Texas
             136            Very Deep             30,000            Louisiana
             157            Very Deep             30,000            Texas
             161            Very Deep             30,000            Louisiana
             163            Very Deep             30,000            Louisiana
             201            Very Deep             30,000            Gulf of Mexico
             202            Very Deep             30,000            Gulf of Mexico
             204            Very Deep             30,000            Gulf of Mexico

         The following table sets forth information with respect to the utilization of the Registrant's domestic drilling rigs for the periods indicated:

                                                               Years ended September 30,
                                                               -------------------------
                                                       1997     1998     1999     2000     2001
                                                       ----     ----     ----     ----     ----
Number of rigs owned at end of
  period                                                38       46       50       48       59
Average rig utilization rate
  during period (1)                                     88%      95%      75%      87%      97%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Registrant's international drilling rigs as of September 30, 2001:

               Rig         Registrant's           Optimum Working       Present
           Designation    Classification           Depth in Feet        Location
           -----------    --------------           -------------        --------
               14       Workover/drilling              6,000            Venezuela
               19       Workover/drilling              6,000            Venezuela
               20       Workover/drilling              6,000            Venezuela
              140       Medium Depth                  10,000            Venezuela
              171       Medium Depth                  16,000            Bolivia
              172       Medium Depth                  16,000            Bolivia
               22       Medium Depth (Heli Rig)       18,000            Ecuador
               23       Medium Depth (Heli Rig)       18,000            Ecuador
              132       Medium Depth                  18,000            Ecuador
              176       Medium Depth                  18,000            Ecuador
              121       Deep                          20,000            Ecuador
              173       Deep                          20,000            Bolivia
              117       Deep                          26,000            Ecuador
              123       Deep                          26,000            Bolivia
              138       Deep                          26,000            Ecuador
              148       Deep                          26,000            Venezuela
              160       Deep                          26,000            Venezuela
              190*      Deep                          26,000            Texas
              191*      Deep                          26,000            Texas
              192*      Deep                          26,000            Texas
              113       Very Deep                     30,000            Venezuela
              115       Very Deep                     30,000            Venezuela
              116       Very Deep                     30,000            Venezuela
              125*      Very Deep                     30,000            Texas
              127       Very Deep                     30,000            Venezuela
              128       Very Deep                     30,000            Venezuela
              129       Very Deep                     30,000            Venezuela
              133       Very Deep                     30,000            Colombia
              135       Very Deep                     30,000            Colombia
              150       Very Deep                     30,000            Venezuela
              151       Very Deep                     30,000            Bolivia
              152       Very Deep                     30,000            Colombia
              153       Very Deep                     30,000            Venezuela
              174       Very Deep                     30,000            Argentina
              175       Very Deep                     30,000            Bolivia
              177       Very Deep                     30,000            Argentina
              139*      Super Deep                    30,000+           Texas

*Rigs returned to the United States for major modifications and upgrades.

         The following table sets forth information with respect to the utilization of the Registrant's international drilling rigs for the periods indicated:

                                                                Years ended September 30,
                                                                -------------------------
                                                        1997     1998     1999     2000     2001
                                                        ----     ----     ----     ----     ----
Number of rigs owned at end of
  period                                                 39       44       39       40       37
Average rig utilization rate
  during period (1)(2)                                   91%      88%      53%      47%      56%

(1) A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

(2) Does not include rigs returned to United States for major modifications and upgrades.


         OIL AND GAS DIVISION

         All of the Registrant's oil and gas operations and holdings are located within the continental United States.

         Crude Oil Sales

         The Registrant's net sales of crude oil and condensate for the fiscal years 1999 through 2001 are shown below:

                                                               Average Sales            Average Lifting
                  Year              Net Barrels               Price per Barrel          Cost per Barrel
                  ----              -----------               ----------------          ---------------
                  1999               649,370                       $14.60                    $7.02
                  2000               880,304                       $27.95                    $6.06
                  2001               818,356                       $27.88                    $7.76

         Natural Gas Sales

         The Registrant's net sales of natural and casinghead gas for the three fiscal years 1999 through 2001 are as follows:

                                                     Average Sales         Average Lifting
         Year                 Net MCF                Price per MCF           Cost per MCF
         ----              ------------              -------------         ---------------
         1999              44,240,332                      $1.83               $0.3300
         2000              46,922,752                      $2.79               $0.3704
         2001              42,386,796                      $4.55               $0.6019

         Following is a summary of the net wells drilled by the Registrant for the fiscal years ended September 30, 1999, 2000, and 2001:

                         Exploratory Wells                                 Development Wells
                         -----------------                                 -----------------

                       1999      2000      2001                          1999      2000      2001
                       ----      ----      ----                          ----      ----      ----
Productive            2.917     9.735     9.0382                        13.846    23.862    43.4622
Dry                   2.615     5.7017    9.9618                         4.502     3.403     7.0031

         On September 30, 2001, the Registrant was in the process of drilling or completing eight gross or 4.6342 net wells.

         Acreage Holdings

         The Registrant's holdings of acreage under oil and gas leases, as of September 30, 2001, were as follows:

                             Developed Acreage            Undeveloped Acreage
                             -----------------            -------------------
                             Gross         Net            Gross          Net
                             -----         ---            -----          ---
Arkansas                   3,068.23       1,725.11            -0-            -0-
Colorado                        -0-            -0-         320.00         160.00
Kansas                   119,633.07      84,079.86      13,081.82      12,752.60
Louisiana                  3,481.48       1,589.14      80,020.27      23,166.46
Michigan                        -0-            -0-       4,123.64       4,123.64
Montana                    1,997.19         377.99       2,708.95         969.73
Nebraska                     480.00         168.00            -0-            -0-
Nevada                          -0-            -0-       4,864.04       4,864.04
New Mexico                   760.00          96.63         121.88          40.22
North Dakota                 200.00          11.52            -0-            -0-
Oklahoma                 123,559.86      49,647.24      27,138.98      16,664.45
Texas                     87,692.92      43,885.47     190,421.95      87,554.14
Wyoming                         -0-            -0-         440.00         105.59
                         ----------     ----------     ----------     ----------
    Total                340,872.75     181,580.96     323,241.53     150,400.87

         Acreage is held under leases which expire in the absence of production at the end of a prescribed primary term, and is, therefore, subject to fluctuation from year to year as new leases are acquired, old leases expire, and other leases are allowed to terminate by failure to pay annual delay rentals. As shown in the above table, the Registrant has a significant portion of its undeveloped acreage in Texas, with nine major project areas accounting for 40,517 net acres. The average minimum remaining term of leases in these nine project areas is approximately 16 months.

         Productive Wells

         The Registrant's total gross and net productive wells as of September 30, 2001, were as follows:

               Oil Wells                              Gas Wells
               ---------                              ---------
           Gross         Net                     Gross             Net

           3,438         168                     1,026             493

         Additional information required by this item with respect to the Registrant's oil and gas operations may be found on pages I-11 through I-22 of
Item 1. BUSINESS, and pages 23 through 34 of the Registrant's Annual Report to Shareholders for fiscal 2001, "Notes to Consolidated Financial Statements" and "Note 15 Supplementary Financial Information for Oil and Gas Producing Activities."

         Estimates of oil and gas reserves, future net revenues, and present value of future net revenues were prepared by Netherland, Sewell & Associates, Inc., 4950 Three Allen Center, 333 Clay Street, Houston, Texas 77002. Total oil and gas reserve estimates do not differ by more than 5% from the total reserve estimates filed with any other federal authority or agency.

         REAL ESTATE OPERATIONS

         See Item 1.  BUSINESS, pages I-22 through I-25.

         STOCK

         As of December 14, 2001:

         The Registrant owned 312,546 shares of the common stock of SUNOCO, Inc. and 150,000 shares of Kerr McGee Corporation.

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

         The Registrant owned 150,000 shares of the common stock of Occidental Petroleum Corporation, Inc.

         The Registrant owned 175,000 shares of the common stock of Banc One Corporation.

         The Registrant owned 450,000 shares of the common stock of ONEOK Inc.

         The Registrant owned 286,528 shares of the common stock of Transocean Sedco Forex, Inc., which it received in a merger between Transocean Offshore and the contract drilling division of Schlumberger.

         The Registrant owned 168,350 shares of the common stock of Protein Design Labs, Inc.

         The Registrant also owned lesser holdings in several other publicly traded corporations.

Item 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Registrant or its subsidiaries.

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


W. H. Helmerich, III, 78            Director since 1949; Chairman of the Board
Chairman of the Board               since 1960

Hans Helmerich, 43                  Director  since  1987; President and Chief
President                           Executive Officer since 1989

George S. Dotson, 60                Director since 1990; Vice President,
Vice President                      Drilling since 1977 and President and
                                    Chief Operating Officer of Helmerich &
                                    Payne International Drilling Co. since 1977

Douglas E. Fears, 52                Vice President, Finance, since 1988
Vice President

Steven R. Mackey, 50                Secretary since 1990; Vice President and
Vice President and                  General Counsel since 1988
Secretary

Steven R. Shaw, 50                  Vice  President, Production, since 1985;
Vice President                      Vice President, Exploration and Production since 1996

Gordon K. Helm, 48                  Chief Accounting Officer of the Registrant;
Controller                          Controller since December 10, 1993

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

         The principal market on which the Registrant's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE - Composite Transaction quotations follow:

                               2000                       2001
                         ------------------        -----------------
         Quarter         High           Low        High          Low
         -------         ----           ---        ----          ---
         First          27.44          19.13       44.19        28.94
         Second         31.00          20.00       58.51        39.63
         Third          37.75          29.06       51.23        30.82
         Fourth         38.31          30.06       32.77        23.74

         The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

                                      Paid per Share                      Total Payment
                                     ------------------              ----------------------

                                           Fiscal                            Fiscal
                                     ------------------              ----------------------
         Quarter                     2000          2001              2000              2001
         -------                     ----          ----              ----              ----
         First                      $0.070         $0.075          $3,474,612      $3,748,896
         Second                      0.070          0.075           3,475,623       3,776,612
         Third                       0.070          0.075           3,484,189       3,796,489
         Fourth                      0.075          0.075           3,740,863       3,765,488

         The Registrant paid a cash dividend of $.075 per share on December 3, 2001, to shareholders of record on November 15, 2001. Payment of future dividends will depend on earnings and other factors.

         As of December 14, 2001, there were 1,090 record holders of the Registrant's common stock as listed by the transfer agent's records.

Item 6.   SELECTED FINANCIAL DATA

                                      Five-year Summary of Selected Financial Data
                              -------------------------------------------------------------

                              1997         1998          1999           2000           2001
                              ----         ----          ----           ----           ----
                                                      (in thousands)
Sales, operating,
and other revenues        $  517,859     $636,640     $  564,319     $  631,095     $  826,854

Income from con-
tinuing operations            84,186      101,154         42,788         82,300        144,254

Income from con-
tinuing operations
per common share:

         Basic                  1.69         2.03           0.87           1.66           2.88
         Diluted                1.67         2.00           0.86           1.64           2.84

Total assets               1,033,595    1,090,430      1,109,699      1,259,492      1,364,507

Long-term debt                   -0-       50,000         50,000         50,000         50,000

Cash dividends
declared per
common share                    0.26        0.275           0.28          0.285           0.30


Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information required by this item may be found on pages 10 through 17, Management's Discussion & Analysis of Results of Operations and Financial Condition, in the Registrant's Annual Report to Shareholders for fiscal 2001, which is incorporated herein by reference.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item may be found on the following pages of Management's Discussion & Analysis of Results of Operations and Financial Condition and in Notes to Consolidated Financial Statements, in the Registrant's Annual Report to Shareholders for fiscal 2001, which is incorporated herein by reference:

         Market Risk                                 Page
         -----------                                 ----
o        Foreign Currency Exchange Rate Risk         13-14, 23
o        Commodity Price Risk                        14-15, 29
o        Interest Rate Risk                          17, 24
o        Equity Price Risk                           17, 23

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found on pages 18 through 34 in the Registrant's Annual Report to Shareholders for fiscal 2001, which is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2002, to be filed with the Commission not later than 120 days after September 30, 2001. See page I-34 for information covering the Registrant's Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2002, to be filed with the Commission not later than 120 days after September 30, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2002, to be filed with the Commission not later than 120 days after September 30, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2002, to be filed with the Commission not later than 120 days after September 30, 2001.


                                     III - 1

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Document List

         1. The financial statements called for by Item 8 are incorporated herein by reference from the Registrant's Annual Report to Shareholders for fiscal 2001.

         2.       Exhibits required by Item 601 of Regulation S-K:

                  Exhibit Number:

                  3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Registrant are incorporated herein by reference to
                           Exhibit 3.1 of the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

                  3.2 By-Laws of the Registrant are incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

                  4.1 Rights Agreement dated as of January 8, 1996, between the Registrant and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's Form 8-A, dated January 18, 1996, SEC File No. 001-04221.

         *        10.1     Consulting Services Agreement between W. H.
                           Helmerich, III, and the Registrant effective January
                           1, 1990, as amended is incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 1996, SEC File No. 001-04221.

         *        10.2     Supplemental Retirement Income Plan for Salaried
                           Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K to the
                           Securities and Exchange Commission for fiscal 1996,
                           SEC File No. 001-04221.

         *        10.3     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                           incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K to the
                           Securities and Exchange Commission for fiscal 1996,
                           SEC File No. 001- 04221.

-----------------------

 *       Compensatory Plan or Arrangement.

         *        10.4     Form of Nonqualified Stock Option Agreement for
                           the 1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Registrant's
                           Registration Statement No. 33-55239 on Form S-8, dated August 26, 1994.

         *        10.5     Supplemental Savings Plan for Salaried Employees of
                           Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 1999, SEC File No. 001-04221.

         *        10.6     Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated herein by reference to Exhibit 99.1 to Registrant's Registration Statement No. 333-34939 on
                           Form S-8 dated September 4, 1997.

         *        10.7     Form of Nonqualified Stock Option Agreement for
                           Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement No. 333-34939 on
                           Form S-8 dated September 4, 1997.

         *        10.8     Form of Restricted Stock Agreement for Helmerich &
                           Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1997, SEC File No.
                           001-04221.

         *       10.9      Helmerich & Payne, Inc. 2000 Stock Incentive Plan is
                           incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement No. 333-
                           63124 on Form S-8 dated June 15, 2001.

         *       10.10     Form of Agreements for Helmerich & Payne, Inc. 2000
                           Stock Incentive Plan being (i) Restricted Stock Award
                           Agreement, (ii) Incentive Stock Option Agreement and
                           (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement No. 333-63124 on
                           Form S-8 dated June 15, 2001.

                  13. The Registrant's Annual Report to Shareholders for fiscal 2001.

                  21.      Subsidiaries of the Registrant.

-----------------------

 *       Compensatory Plan or Arrangement.

                  23.1     Consent of Independent Auditors.

(b)      Report on Form 8-K

         None.

-----------------------

 *       Compensatory Plan or Arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.


By   Hans Helmerich
     ----------------------------
     Hans Helmerich, President
     (Chief Executive Officer)
     Date:  December 27, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By  William L. Armstrong                 By  Glenn A. Cox
    -----------------------------------      -----------------------------------
    William L. Armstrong, Director           Glenn A. Cox, Director
    Date:  December 27, 2001                 Date:  December 27, 2001

By  George S. Dotson                     By  Hans Helmerich
    -----------------------------------      -----------------------------------
    George S. Dotson, Director               Hans Helmerich, Director and CEO
    Date:  December 27, 2001                 Date:  December 27, 2001

By  W. H. Helmerich, III                 By  L. F. Rooney, III
    -----------------------------------      -----------------------------------
    W. H. Helmerich, III, Director           L. F. Rooney, III, Director
    Date:  December 27, 2001                 Date:  December 27, 2001

By  Edward B. Rust, Jr.                  By  George A. Schaefer
    -----------------------------------      -----------------------------------
    Edward B. Rust, Jr., Director            George A. Schaefer, Director
    Date:  December 27, 2001                 Date:  December 27, 2001

By  John D. Zeglis                       By  Douglas E. Fears
    -----------------------------------      -----------------------------------
    John D. Zeglis, Director                 Douglas E. Fears
    Date:  December 27, 2001                 (Principal Financial Officer)
                                             Date:  December 27, 2001

By  Gordon K. Helm
    -----------------------------------
    Gordon K. Helm, Controller
    (Principal Accounting Officer)
    Date:  December 27, 2001

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
                  3.1      Restated Certificate of Incorporation and Amendment
                           to Restated Certificate of Incorporation of the
                           Registrant are incorporated herein by reference to
                           Exhibit 3.1 of the Registrant's Annual Report on Form
                           10-K to the Securities and Exchange Commission for
                           fiscal 1996, SEC File No. 001-04221.

                  3.2 By-Laws of the Registrant are incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 1996, SEC File No. 001-04221.

                  4.1 Rights Agreement dated as of January 8, 1996, between the Registrant and The Liberty National Bank and
                           Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Registrant's Form 8-A, dated January 18, 1996, SEC File No. 001-04221.

         *        10.1     Consulting Services Agreement between W. H.
                           Helmerich, III, and the Registrant effective January
                           1, 1990, as amended is incorporated herein by
                           reference to Exhibit 10.3 of the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 1996, SEC File No. 001-04221.

         *        10.2     Supplemental Retirement Income Plan for Salaried
                           Employees of Helmerich & Payne, Inc. is incorporated
                           herein by reference to Exhibit 10.6 of the
                           Registrant's Annual Report on Form 10-K to the
                           Securities and Exchange Commission for fiscal 1996,
                           SEC File No. 001-04221.

         *        10.3     Helmerich & Payne, Inc. 1990 Stock Option Plan is
                           incorporated herein by reference to Exhibit 10.7 of
                           the Registrant's Annual Report on Form 10-K to the
                           Securities and Exchange Commission for fiscal 1996,
                           SEC File No. 001-04221.


         *        10.4     Form of Nonqualified Stock Option Agreement for the
                           1990 Stock Option Plan is incorporated by reference
                           to Exhibit 99.2 to the Registrant's Registration
                           Statement No. 33-55239 on Form S-8, dated August 26,
                           1994.

         *        10.5     Supplemental Savings Plan for Salaried Employees of
                           Helmerich and Payne, Inc. is incorporated herein by
                           reference to Exhibit 10.6 to the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 1999, SEC File No. 001-04221.

         *        10.6     Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated herein by reference to Exhibit 99.1 to
                           Registrant's Registration Statement No. 333-34939 on
                           Form S-8 dated September 4, 1997.

         *        10.7     Form of Nonqualified Stock Option Agreement for
                           Helmerich & Payne, Inc. 1996 Stock Incentive Plan is
                           incorporated by reference to Exhibit 99.2 to
                           Registrant's Registration Statement No. 333-34939 on
                           Form S-8 dated September 4, 1997.

         *        10.8     Form of Restricted Stock Agreement for Helmerich &
                           Payne, Inc. 1996 Stock Incentive Plan is incorporated
                           by reference to Exhibit 10.12 to the Registrant's
                           Annual Report on Form 10-K to the Securities and
                           Exchange Commission for fiscal 1997, SEC File No.
                           001-04221.

         *        10.9     Helmerich & Payne, Inc. 2000 Stock Incentive Plan is
                           incorporated herein by reference to Exhibit 99.1 to
                           the Registrant's Registration Statement No. 333-
                           63124 on Form S-8 dated June 15, 2001.

         *        10.10    Form of Agreements for Helmerich & Payne, Inc. 2000
                           Stock Incentive Plan being (i) Restricted Stock Award
                           Agreement, (ii) Incentive Stock Option Agreement and
                           (iii) Nonqualified Stock Option Agreement are
                           incorporated by reference to Exhibit 99.2 to
                           Registrant's Registration Statement No. 333-63124 on
                           Form S-8 dated June 15, 2001.

                  13. The Registrant's Annual Report to Shareholders for fiscal 2001.

                  21.      Subsidiaries of the Registrant.

                  23.1     Consent of Independent Auditors.


-----------------------

 *       Compensatory Plan or Arrangement.