Form 10-K/A
period 2001-09-30
HELMERICH & PAYNE INC
filed 2002-01-08
CIK 46765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2001 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 6, 2002 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment to Part IV, Item 14 of Registrant's Form 10-K is hereby filed solely to correct a typographical error in the Net Income of Registrant for fiscal 2000 as reflected on page 20 of the edgarised version of the Registrant's 2001 Annual Report which is Exhibit 13 hereto.


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

                  13. The Registrant's Annual Report to Shareholders for fiscal 2001.

                  21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2001.

-----------------------

 *       Compensatory Plan or Arrangement.

                  23.1 Consent of Independent Auditors, incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2001.

(b)      Report on Form 8-K

         None.

-----------------------

 *       Compensatory Plan or Arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.


By   /s/ Steven R. Mackey
     -----------------------------
     Steven R. Mackey
     Vice President and General
     Counsel
     Date:  January 8, 2002

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

                  13. The Registrant's Annual Report to Shareholders for fiscal 2001.

                  21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 2001.

                  23.1 Consent of Independent Auditors, incorporated by reference to Exhibit 23.1 to the Registrant's Annual
                           Report on Form 10-K to the Securities and Exchange
                           Commission for fiscal 2001.

-----------------------

 *       Compensatory Plan or Arrangement.