Form 10-Q
period 2001-12-31
HELMERICH & PAYNE INC
filed 2002-02-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended: DECEMBER 31, 2001

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
                                                            YES [X]   NO   [ ]


           CLASS                             OUTSTANDING AT DECEMBER 31, 2001
Common Stock,  $0.10 par value                          49,860,447


                                                    TOTAL NUMBER OF PAGES - 16

                             HELMERICH & PAYNE, INC.


                                      INDEX


                                                                                   Page No.
                                                                                   --------
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 December 31, 2001 and September 30, 2001 .............................3

                 Consolidated Condensed Statements of Income for the
                 Three Months Ended December 31, 2001 and 2000  .......................4

                 Consolidated Condensed Statements of Cash Flows for the
                 Three Months Ended December 31, 2001 and 2000  .......................5

                 Consolidated Condensed Statement of Shareholders' Equity
                 for the Three Months Ended December 31, 2001 .........................6

                 Notes to Consolidated Condensed Financial Statements ..............7-12

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition ...............................13-16

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk ................................................................16

PART II. OTHER INFORMATION ...........................................................16

         Item 1  Legal Proceedings ...................................................16

         Item 6  Exhibits and Reports on Form 8-K ....................................16

         Signatures ..................................................................16

                          PART I.FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.

                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                              Unaudited
                                                              December 31,    September 30,
                                                                 2001             2001
                                                             -------------    -------------
ASSETS
Current assets:
      Cash and cash equivalents                              $      77,724    $     122,962
      Accounts receivable, net                                     134,580          147,235
      Inventories                                                   24,744           28,934
      Prepaid expenses and other                                    30,553           32,281
                                                             -------------    -------------
         Total current assets                                      267,601          331,412
                                                             -------------    -------------


Investments                                                        230,057          200,286
Property, plant and equipment, net                                 860,684          818,404
Other assets                                                        13,489           14,405
                                                             -------------    -------------

          Total assets                                       $   1,371,831    $   1,364,507
                                                             =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                       $      28,816    $      67,595
      Accrued liabilities                                           51,021           53,626
                                                             -------------    -------------
          Total current liabilities                                 79,837          121,221
                                                             -------------    -------------

Noncurrent liabilities:
      Long-term notes payable                                       50,000           50,000
      Deferred income taxes                                        162,337          144,439
      Other                                                         23,646           22,370
                                                             -------------    -------------
          Total noncurrent liabilities                             235,983          216,809
                                                             -------------    -------------

SHAREHOLDERS' EQUITY

      Common stock, par value $.10 per
       share                                                         5,353            5,353
      Preferred stock, no shares issued                                 --               --
      Additional paid-in capital                                    80,202           80,324
      Retained earnings                                            954,962          943,105
      Unearned compensation                                         (1,446)          (1,812)
      Accumulated other comprehensive income                        66,638           49,309
                                                             -------------    -------------
                                                                 1,105,709        1,076,279
      Less treasury stock, at cost                                  49,698           49,802
                                                             -------------    -------------
          Total shareholders' equity                             1,056,011        1,026,477
                                                             -------------    -------------

Total liabilities and shareholders' equity                   $   1,371,831    $   1,364,507
                                                             =============    =============



The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)



                                                                        Three Months Ended
                                                                           December 31,
                                                                        2001          2000
                                                                    ------------   ------------
REVENUES:

   Sales and other operating revenues                               $    172,797   $    189,748
   Income from investments                                                 1,350          2,802
                                                                    ------------   ------------
                                                                         174,147        192,550
                                                                    ------------   ------------

COST AND EXPENSES:
   Operating costs                                                       102,331         94,046
   Depreciation, depletion and
      amortization                                                        26,993         17,978
   Dry holes and abandonments                                              5,812         12,044
   Taxes, other than income taxes                                          8,959          8,868
   General and administrative                                              4,568          3,567
   Interest                                                                  374            607
                                                                    ------------   ------------
                                                                         149,037        137,110
                                                                    ------------   ------------

INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATES                                            25,110         55,440


PROVISION FOR INCOME TAXES                                                10,598         22,035


EQUITY IN INCOME OF AFFILIATES,
 net of income taxes                                                       1,092            435
                                                                    ------------   ------------


NET INCOME                                                          $     15,604   $     33,840
                                                                    ============   ============


EARNINGS PER COMMON SHARE:
   Basic                                                            $       0.31   $       0.68
   Diluted                                                          $       0.31   $       0.67


CASH DIVIDENDS (Note 2)                                             $      0.075   $      0.075

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                  49,736         49,818
   Diluted                                                                50,078         50,431




The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                           Three Months Ended
                                                                              December 31,
                                                                         2001            2000
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                         $      15,604    $      33,840
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                              26,993           17,978
     Dry holes and abandonments                                             5,812           12,044
     Equity in income of affiliates before income taxes                    (1,970)            (910)
     Amortization of deferred compensation                                    366              379
     Gain on sale of property, plant & equipment                             (683)          (1,614)
     Other, net                                                               (91)              97
     Change in assets and liabilities-
        Receivables                                                        12,655          (18,653)
        Inventories                                                         4,190               98
        Prepaid expenses and other                                          2,644            1,389
        Accounts payable                                                  (34,966)           5,872
        Accrued liabilities                                                (2,605)           9,099
        Deferred income taxes                                               7,278            4,600
        Other noncurrent liabilities                                        1,395              150
                                                                    -------------    -------------
        Total adjustments                                                  21,018           30,529
                                                                    -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  36,622           64,369
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                          (79,842)         (48,687)
  Proceeds from sales of property, plant and equipment                      1,609            4,488
                                                                    -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                     (78,233)         (44,199)
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                           (3,747)          (3,757)
  Proceeds from exercise of stock options                                     120            2,038
                                                                    -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                      (3,627)          (1,719)
                                                                    -------------    -------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                       (45,238)          18,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            122,962          108,087
                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $      77,724    $     126,538
                                                                    =============    =============


The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                                                                                        Accumulated
                                   Common Stock   Additional                           Treasury Stock      Other         Total
                                  --------------   Paid-In     Unearned    Retained   ----------------  Comprehensive Shareholders'
                                  Shares  Amount   Capital   Compensation  Earnings   Shares   Amount     Income        Equity
                                  ------  ------  ---------- ------------  --------   ------  --------  ------------  -------------
Balance, September 30, 2001       53,529  $5,353  $   80,324 $     (1,812) $943,105    3,676  $(49,802) $     49,309  $   1,026,477

Comprehensive Income:

 Net Income                                                                  15,604                                          15,604
 Other comprehensive income,
  Unrealized gains on available-
    for-sale securities, net                                                                                  17,255         17,255

  Derivatives instruments gains,
    net                                                                                                           74             74
                                                                                                        ------------  -------------
  Total other comprehensive
    income                                                                                                    17,329         17,329
                                                                                                        ------------  -------------
Comprehensive income                                                                                                         32,933
                                                                                                                      -------------
Cash dividends ($0.075 per share)                                            (3,747)                                         (3,747)

Exercise of Stock Options                                 16                              (7)      104                          120

Tax benefit of stock-based awards                       (138)                                                                  (138)

Amortization of deferred
    compensation                                                      366                                                       366
                                  ------  ------  ---------- ------------  --------   ------  --------  ------------  -------------
Balance, December 31, 2001        53,529  $5,353  $   80,202 $     (1,446) $954,962    3,669  $(49,698) $     66,638  $   1,056,011
                                  ======  ======  ========== ============  ========    =====  ========  ============  =============

                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 2001, and December 31, 2000, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2001 Annual Report on Form 10K.

2. The $.075 cash dividend declared in September, 2001, was paid December 3, 2001. On December 5, 2001, a cash dividend of $.075 per share was declared for shareholders of record on February 15, 2002, payable March 1, 2002.

3.       Inventories consist of materials and supplies.

4. There were no gains from sales of available-for-sale securities during the first quarter of fiscal years 2002 and 2001.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded amount for investments accounted for under the equity method is $57.4 million.


                                                                        Gross        Gross       Est.
                                                                     Unrealized   Unrealized     Fair
                                                           Cost         Gains       Losses       Value
                                                        ----------   ----------   ----------   ----------
                                                                           (in thousands)
                 Equity Securities 12/31/01             $   63,748   $  109,431   $      479   $  172,700

                 Equity Securities 09/30/01             $   63,778   $   84,257   $    3,136   $  144,899

6.       Comprehensive Income -
         Comprehensive income, net of related tax, is as follows (in thousands):


                                                                                         Three Months Ended
                                                                                            December  31,
                                                                                         2001           2000
                                                                                     ------------   ------------
                 Net Income                                                          $     15,604   $     33,840
                 Other comprehensive income(loss):
                     Net unrealized gain (loss) on securities                              17,255         (8,445)
                     Net unrealized gain on derivative instruments                             74            698
                                                                                     ------------   ------------
                     Other comprehensive income (loss)                                     17,329         (7,747)
                                                                                     ------------   ------------
                 Comprehensive income                                                $     32,933   $     26,093
                                                                                     ============   ============


         The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):


                                                                                     December 31,   September 30,
                                                                                          2001          2001
                                                                                     ------------   ------------
                 Unrealized gain on securities, net                                  $     67,550   $     50,295
                 Unrealized loss on derivative instruments                                   (912)          (986)
                                                                                     ------------   ------------
                 Accumulated other comprehensive income                              $     66,638   $     49,309
                                                                                     ============   ============

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

7. At December 31, 2001, the Company had committed bank lines totaling $85 million; $35 million expires May 2002 and $50 million expires October 2003. Additionally, the Company had uncommitted credit facilities totaling $10 million. Collectively, the Company had $50 million in outstanding borrowings and outstanding letters of credit totaling $10.6 million against these lines at December 31, 2001. Concurrent with $50 million borrowing under the facility that expires October 2003, the Company entered into an interest rate swap with a notional value of $50 million and an expiration date of October 2003. The swap effectively converts this $50 million facility from a floating rate of LIBOR plus 50 basis points to a fixed effective rate of 5.38 percent. Excluding the impact of the interest rate swap, the average interest rate for the borrowings at December 31, 2001, was approximately 2.43 percent on a 360 day basis.

         Under the various credit agreements, the Company must meet certain requirements regarding levels of debt, net worth and earnings. The Company met all requirements at December 31, 2001.

8.       Earnings per Share -

         Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:


                                                                Three Months Ended
                                                                   December 31,
                                                               2001           2000
                                                           ------------   ------------
                                                                 (in thousands)
                 Basic weighted-average shares                  49,736         49,818
                 Effect of dilutive shares:
                    Stock options                                  335            603
                    Restricted stock                                 7             10
                                                          ------------   ------------
                                                                   342            613
                                                          ------------   ------------
                 Diluted weighted-average shares                50,078         50,431
                                                          ============   ============

         Restricted stock of 60,012 shares at a weighted-average price of $37.73 and options to purchase 2,050,750 shares of common stock at a weighted-average price of $32.25 were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

9.       Income Taxes -

         The Company's effective tax rate was 42.2% in the first quarter of fiscal 2002. Costs and expenses, related to certain foreign locations for which the Company does not receive a tax benefit, resulted in the current year estimated effective tax rate. The two major reasons for the effective tax rate increase are that the Company had larger net operating loss carry forwards from Venezuela in fiscal 2001, and the Company does not receive a tax benefit from the devaluation losses in Argentina.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


10.      Interest Rate Risk Management -

         The Company uses derivatives as part of an overall operating strategy to moderate certain financial market risks and is exposed to interest rate risk from long-term debt. To manage this risk, the Company has entered into an interest rate swap, with a $50 million notional principal amount, to exchange floating rate for fixed rate interest payments through October 2003, the remaining life of the debt. (See
         Note 7)

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

11.      Impairment -

         Included in depreciation, depletion and amortization for the three months ended December 31, 2001, were impairment charges of $5.4 million for proved Exploration & Production properties. After-tax, the impairment charges reduced the first quarter net income by approximately $3.3 million ($0.07 per share). There were no impairment charges in the first quarter of fiscal 2001.

12.      Argentina Devaluation -

         In the first quarter of fiscal 2002, the Company incurred a pre-tax loss of $1.2 million related to devaluation of the Argentina peso. With current conditions in Argentina, there is significant uncertainty regarding economic, banking and currency stability. Based on a peso exchange rate of between 2.0 and 3.0, the Company could be exposed for additional losses of between $3 and $6 million during this fiscal year due to currency devaluation. The Company currently has two rigs located in Argentina, one of which is working with almost a year remaining under contract. The other rig is contracted for approximately 90 more days of work.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

13.      Contingent Liabilities and Commitments -

         Litigation Settlement -

         The Company is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., a civil action in the United States District Court, Galveston, Texas. In May 2001, the Company reached an agreement in principle with Plaintiff's counsel to settle all claims pending court approval of the settlement. In the third quarter of fiscal 2001, the Company accrued $3.25 million to contract drilling expense based on the pending settlement. The total settlement liability is $10 million of which $6.75 million will be paid by the Company's insurer. The Court has scheduled an April 18, 2002 hearing to consider approval of the settlement. If final approval is obtained from the Court, payment of the settlement proceeds is expected in May 2002.

         The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At December 31, 2001, the Company had commitments outstanding of approximately $200 million for the purchase of drilling equipment.

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

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized financial information of the Company's reportable segments for the quarter ended December 31, 2001, and 2000, is shown in the following tables:


                                          External       Inter-          Total         Operating
  (in thousands)                           Sales         Segment         Sales           Profit
  --------------                       ------------   ------------    ------------    ------------
DECEMBER 31, 2001
Contract Drilling
 Domestic                              $     92,123   $        342    $     92,465    $     27,816
 International                               39,053             --          39,053           3,877
                                       ------------   ------------    ------------    ------------
                                            131,176            342         131,518          31,693
                                       ------------   ------------    ------------    ------------
Oil & Gas Operations
 Exploration & Prod.                         24,791             --          24,791          (3,959)
 Natural Gas Marketing                       14,321             --          14,321             460
                                       ------------   ------------    ------------    ------------

                                             39,112             --          39,112          (3,499)
                                       ------------   ------------    ------------    ------------

Real Estate                                   2,495            379           2,874           1,397
Other                                         1,364             --           1,364              --
Eliminations                                     --           (721)           (721)             --
                                       ------------   ------------    ------------    ------------

   Total                               $    174,147   $         --    $    174,147    $     29,591
                                       ============   ============    ============    ============


                                          External       Inter-          Total          Operating
  (in thousands)                           Sales         Segment         Sales           Profit
  --------------                       ------------   ------------    ------------    ------------
DECEMBER 31, 2000
Contract Drilling
 Domestic                              $     62,294   $        941    $     63,235    $     17,046
 International                               38,691             --          38,691           7,548
                                       ------------   ------------    ------------    ------------
                                            100,985            941         101,926          24,594
                                       ------------   ------------    ------------    ------------
Oil & Gas Operations
 Exploration & Prod.                         57,728             --          57,728          27,020
 Natural Gas Marketing                       28,679             --          28,679           4,699
                                       ------------   ------------    ------------    ------------
                                             86,407             --          86,407          31,719
                                       ------------   ------------    ------------    ------------

Real Estate                                   2,331            389           2,720           1,375
Other                                         2,827             --           2,827              --
Eliminations                                     --         (1,330)         (1,330)             --
                                       ------------   ------------    ------------    ------------

   Total                               $    192,550   $         --    $    192,550    $     57,688
                                       ============   ============    ============    ============

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

The following table reconciles segment operating profit per the table above to income before income taxes and equity in income of affiliates as reported on the Consolidated Condensed Statements of Income.


                                                                Three Months Ended
                                                                   December 31,
                                                               2001            2000
                                                           ------------    ------------
                                                                   (in thousands)
Segment operating profit                                   $     29,591    $     57,688

Unallocated amounts:
 Income from investments                                          1,350           2,802
 General corporate expense                                       (4,568)         (3,567)
 Interest expense                                                  (374)           (607)
 Corporate depreciation                                            (483)           (471)
 Other corporate expense                                           (406)           (405)
                                                           ------------    ------------
   Total unallocated amounts                                     (4,481)         (2,248)
                                                           ------------    ------------

Income before income taxes
and equity in income of
affiliates                                                 $     25,110    $     55,440
                                                           ============    ============



The following table presents revenues from external customers by country based on the location of service provided.

                                                                  Three Months Ended
                                                                    December 31,
                                                                2001            2000
                                                           ------------    ------------
                                                                  (in thousands)
Revenues
United States                                              $    135,094    $    153,859
Venezuela                                                        15,289           8,681
Colombia                                                          3,781           7,767
Other Foreign                                                    19,983          22,243
                                                           ------------    ------------
     Total                                                 $    174,147    $    192,550
                                                           ============    ============

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2001

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

The Company reported net income of $15.6 million ($0.31 per share) from revenues of $174.1 million for the first quarter of fiscal 2002, compared with net income of $33.8 million ($0.67 per share) from revenues of $192.6 million for the first quarter of fiscal year 2001.

OIL & GAS DIVISION

EXPLORATION and PRODUCTION reported an operating loss of $4.0 million for the first quarter of 2002, compared with an operating profit of $27.0 million for the same period of fiscal 2001. Oil & gas revenues decreased to $24.8 million from $57.7 last year. Natural gas revenues decreased to $20.7 million from $50.5 as both gas prices and volumes declined from last year. Natural gas prices averaged $2.05 per mcf and $4.73 per mcf for the first quarter of fiscal 2002 and 2001, respectively. Natural gas volumes averaged 109.3 mmcf/d and 116.5 mmcf/d for the first quarter of fiscal 2002 and 2001, respectively. Oil revenues decreased to $3.7 million in the first quarter of 2002, compared with $7.1 million in the first quarter of the previous year. Crude oil prices averaged $18.97 and $31.44 per bbl for the first quarter of fiscal 2002 and 2001, respectively. Crude oil volumes averaged 2,132 bbls/d and 2,429 bbls/d for the first quarter of fiscal 2002 and 2001, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2001
                                   (continued)


Dry Hole, abandonments, geophysical, and other exploration expense totaled $7.7 million for this year's first quarter, compared with $15.5 million for the first quarter of last year. Dry holes decreased approximately $6.0 million to $2.5 million in the first quarter of 2002 and geophysical expense decreased $1.4 million to $.9 million in the first quarter of 2002. The decreases were a result of a decline in exploration activity in the first quarter of fiscal 2002.

In the first quarter of 2002, the Company recognized an impairment charge of approximately $5.4 million for producing properties, which is included in depreciation, depletion and amortization expense.

NATURAL GAS MARKETING segment reported an operating profit of $0.5 million in the first quarter of 2002, compared to $4.7 million in the same period of last year. In the first quarter of fiscal 2001, spot market prices were very favorable in both November and December 2000 as gas prices were increasing to record levels. In the first quarter of fiscal 2002, gas prices were substantially lower with fluctuating prices. Additionally in the first quarter of 2002, the Company charged $900,000 to its reserve for bad debts in connection with anticipated uncollectible receivables from Enron Corporation. The Natural Gas Marketing segment recorded a charge of $.7 million and Exploration and Production recorded a charge for $.2 million.

As previously announced, an investment banking firm is currently assisting the Company in its effort to establish the Oil and Gas Division as a separate public entity and to potentially expand that operation through a business combination. The Company is currently holding discussions and negotiations toward that end. Although hopeful of announcing a deal in the second quarter, there is no assurance that an agreement will be reached.

CONTRACT DRILLING

DOMESTIC DRILLING'S operating profit increased $10.8 million to $27.8 million in the first quarter of fiscal 2002, compared with $17.0 million in last year's first quarter. The increase was primarily the result of increased U.S. land dayrates and operating days.

Domestic land operations in the first quarter of fiscal 2002 improved significantly over the same period in fiscal 2001. Average revenue per day for fiscal 2002 increased 29% over last year to $14,192 per day, with margins up 33% from the first quarter of fiscal 2001. Rig utilization for land rigs was 89% in fiscal 2002 compared to 93% in fiscal 2001. Offshore utilization increased from 92% during last year's first quarter to 100% during this year's first quarter, as offshore earnings were up 17% from last year.

Currently, the Company has 54 U.S. land rigs and ten U.S. platform rigs located in the Gulf of Mexico. As previously announced, the Company is currently engaged in its FlexRigs III construction program wherein 25 new rigs will be built over the next two years, with ten to be completed in fiscal 2002 and 15 to be completed in fiscal 2003. Additionally, the Company has two offshore rigs under construction that will begin working in the Gulf of Mexico in June 2002.

The Company has revised downward its guidance for fiscal year 2002 earnings as the result of expected lower oil and gas prices and significantly lower U.S. land dayrates for the remainder of fiscal 2002. The revised assumptions for Domestic Drilling operations, for the remaining three-quarters of the Company's fiscal year ending September 30, 2002, are average U.S. land rig dayrates of $10,660, U.S. land rig utilization of 81%, and 88% rig utilization for U.S. offshore platforms.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2001
                                   (continued)

INTERNATIONAL DRILLING'S operating profit decreased to $3.9 million in the first quarter of fiscal 2002, from $7.5 million in last year's first quarter. Revenues increased to $39.1 million in the first quarter of fiscal 2002, from $38.7 million in last year's first quarter. Rig utilization for international operations averaged 55% for this year's first quarter, compared with 53% for the first quarter of fiscal 2001. Operating profit in Colombia declined $1.8 million in the current quarter compared to the first quarter of 2001, with only one rig working currently versus three rigs working in the first quarter of 2001. First quarter of 2002 operating profit was also impacted by approximately $1.9 million for rig moving expenses in Venezuela.

Additionally, the Company incurred a pre-tax loss of $1.2 million due to devaluation of the Argentina peso. With current conditions in Argentina, there is significant uncertainty regarding economic, banking and currency stability. Based on a peso exchange rate of between 2.0 and 3.0, the Company could be exposed to additional losses of between $3 and $6 million during this fiscal year due to currency devaluation. The Company currently has two rigs located in Argentina, one of which is working with almost a year remaining under contract. The other rig is contracted for approximately 90 more days of work.

OTHER

Other revenues decreased approximately $1.4 million from last year. Interest income was $0.7 million in the first quarter of fiscal 2002, compared with $1.6 million in the same period of 2001, as both interest rates and cash balances were lower. Dividend income decreased $0.4 million in the first quarter of 2002, compared with first quarter of 2001 as the result of security sales in the second and third quarters of fiscal 2001.

Corporate general and administrative expenses increased from $3.6 million in the first quarter of fiscal 2001 to $4.6 million in the first quarter of fiscal 2002. The increase is related to labor and benefits, additional legal and professional services related to the efforts to establish the Oil and Gas Division as a separate public entity, and higher pension expense.

The Company's effective income tax rate increased to 42.2% for the quarter compared to 39.7% for the first quarter of last year due to the impact of net operating loss carry forwards from Venezuela in fiscal 2001, and certain costs and expenses related to foreign locations for which the Company does not receive a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $36.6 million for the first quarter of fiscal 2002, compared with $64.4 million for the same period in 2001. Capital expenditures were $79.8 million and $48.7 million for the first quarter of fiscal 2002 and 2001, respectively.

The Company anticipates capital expenditures to be approximately $355 million for fiscal 2002, which is lower than originally projected, primarily due to delays in steel shipments. This has reduced the number of new rigs that will be completed in fiscal 2002 and has lowered the projected Contract Drilling Division capital expenditures from $340 million to $300 million. Internally generated cash flows are

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2001
                                   (continued)



projected to be approximately $160 million for fiscal 2002 and cash balances were $78 million at December 31, 2001. The Company's indebtedness totaled $50 million as of December 31, 2001, as described in Note 7 to the Consolidated Condensed Financial Statements. It is anticipated that the Company will secure additional borrowing in fiscal 2002 and possibly sell a portion of its investment portfolio to fund projected capital expenditures.

The Company's Board of Directors, at its December 5, 2001 quarterly Board meeting, approved the purchase in the open market or in private transactions, the common stock of the Company in an aggregate amount not to exceed two million (2,000,000) shares per calendar year. The repurchased shares will be held in treasury for use in the Company's benefit plans or for any other appropriate general corporate purposes.

There were no other significant changes in the Company's financial position since September 30, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's market risks, see "Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and Note 10 to the Consolidated Condensed Financial Statements contained in Part I hereof.


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The discussion of legal proceedings disclosed in Note 13 to the Consolidated Condensed Financial Statements contained in Part I hereof is hereby incorporated by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

For the three quarters ended December 31, 2001, registrant furnished, on November 13, 2001, one Form 8-K reporting under Item 9, Regulation for Disclosure, attaching a press release announcing results of operations and certain supplemental information, including financial statements.

                                   SIGNATURES

                             HELMERICH & PAYNE, INC.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 14, 2002                /s/ DOUGLAS E. FEARS
      -----------------               -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer




Date: February 14, 2002               /s/ HANS C. HELMERICH
      -----------------               -----------------------------------------
                                      Hans C. Helmerich, President