Form 10-Q
period 2002-03-31
HELMERICH & PAYNE INC
filed 2002-05-15
CIK 46765

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: March 31, 2002

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
                                            YES  X   NO
                                                ---     ---

           CLASS                                  OUTSTANDING AT MARCH 31, 2002
Common Stock, $0.10 par value                               49,896,735



                                                      TOTAL NUMBER OF PAGES - 24

                             HELMERICH & PAYNE, INC.

                                      INDEX


PART  I.      FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of March 31,
              2002 and September 30, 2001 ............................        3

              Consolidated Condensed Statements of Income for the
              Three Months and Six Months Ended March 31, 2002 and
              2001 ...................................................        4

              Consolidated Condensed Statements of Cash Flows for the
              Six Months Ended March 31, 2002 and 2001 ...............        5

              Consolidated Condensed Statement of Shareholders'
              Equity For the Six Months Ended March 31, 2002 .........        6

              Notes to Consolidated Condensed Financial Statements ...   7 - 14

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition ..................  15 - 21

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk ............................................       21

PART II. OTHER INFORMATION ...........................................       22

     Item 1.  Legal Proceedings ......................................       22

     Item 6.  Exhibits and Reports on Form 8-K .......................  22 - 23

     Signatures ......................................................       23

     Exhibit Index ...................................................       24

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.

                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    (Unaudited)
                                                      March 31,    September 30,
                                                        2002           2001
                                                    -----------    -------------
ASSETS
Current assets:
      Cash and cash equivalents                     $    44,899     $   122,962
      Accounts receivable, net                          128,105         147,235
      Inventories                                        27,349          28,934
      Prepaid expenses and other                         22,716          32,281
                                                    -----------     -----------
         Total current assets                           223,069         331,412
                                                    -----------     -----------

Investments                                             231,823         200,286
Property, plant and equipment, net                      919,301         818,404
Other assets                                             15,153          14,405
                                                    -----------     -----------
          Total assets                              $ 1,389,346     $ 1,364,507
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $    29,012     $    67,595
      Accrued liabilities                                47,068          53,626
                                                    -----------     -----------
          Total current liabilities                      76,080         121,221
                                                    -----------     -----------

Noncurrent liabilities:
      Long-term notes payable                            50,000          50,000
      Deferred income taxes                             170,683         144,439
      Other                                              24,549          22,370
                                                    -----------     -----------
          Total noncurrent liabilities              $   245,232     $   216,809
                                                    -----------     -----------

SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                              5,353           5,353
      Preferred stock, no shares issued                      --              --
      Additional paid-in capital                         80,704          80,324
      Retained earnings                                 962,092         943,105
      Unearned compensation                              (1,079)         (1,812)
      Accumulated other comprehensive income             70,171          49,309
                                                    -----------     -----------
                                                      1,117,241       1,076,279
      Less treasury stock, at cost                       49,207          49,802
                                                    -----------     -----------
          Total shareholders' equity                  1,068,034       1,026,477
                                                    -----------     -----------

Total liabilities and shareholders' equity          $ 1,389,346     $ 1,364,507
                                                    ===========     ===========


See accompanying notes to financial statements.

                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                           Three Months Ended    Six Months Ended
                                                March 31,            March 31,
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------
REVENUES:
     Sales and other operating revenues   $153,959   $218,817   $326,756   $408,565
     Income from investments                 1,617      2,752      2,967      5,554
                                          --------   --------   --------   --------
                                           155,576    221,569    329,723    414,119
                                          --------   --------   --------   --------

COST AND EXPENSES:
     Operating costs                        96,919    107,076    199,250    201,122
     Depreciation, depletion and
       amortization                         21,893     22,784     48,886     40,762
     Dry holes and abandonments              4,311      6,704     10,123     18,748
     Taxes, other than income taxes          9,154     12,066     18,113     20,934
     General and administrative              5,358      4,646      9,926      8,213
     Interest                                  342         68        716        675
                                          --------   --------   --------   --------
                                           137,977    153,344    287,014    290,454
                                          --------   --------   --------   --------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATES              17,599     68,225     42,709    123,665

PROVISION FOR INCOME TAXES                   7,497     27,118     18,095     49,153

EQUITY IN INCOME OF AFFILIATES,
 net of income taxes                           770        642      1,862      1,077
                                          --------   --------   --------   --------

NET INCOME                                $ 10,872   $ 41,749   $ 26,476   $ 75,589
                                          ========   ========   ========   ========

EARNINGS PER COMMON SHARE:
     Basic                                $   0.22   $   0.83   $   0.53   $   1.51
     Diluted                                  0.22   $   0.82   $   0.53   $   1.49

CASH DIVIDENDS (Note 2)                   $  0.075   $  0.075   $   0.15   $   0.15

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                  49,788     50,197     49,762     50,005
     Diluted                                50,265     51,139     50,171     50,783


The accompanying notes are an integral part of these statements.

                            HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                               March 31,
                                                            2002        2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                              $  26,476    $  75,589
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization               48,886       40,762
     Dry holes and abandonments                             10,123       18,748
     Equity in income of affiliate before income taxes      (3,420)      (2,152)
     Amortization of deferred compensation                     733          746
     Gain on sale of securities                               (539)        (138)
     Gain on sale of property, plant & equipment              (727)      (3,949)
     Other, net                                                922          327
     Change in assets and liabilities-
         Accounts receivable                                19,130      (14,799)
         Inventories                                         1,585       (2,544)
         Prepaid expenses and other                          8,817        1,475
         Accounts payable                                  (34,770)        (213)
         Accrued liabilities                                (7,531)       8,625
         Deferred income taxes                              13,458       10,474
         Other noncurrent liabilities                        3,770          788
                                                         ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   86,913      133,739
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs          (165,653)    (110,503)
  Proceeds from sales of property, plant and equipment       2,658        7,395
  Proceeds from sale of investments                          4,670        2,159
                                                         ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                     (158,325)    (100,949)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                            (7,489)      (7,572)
  Proceeds from exercise of stock options                      838       13,336
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (6,651)       5,764
                                                         ---------    ---------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS        (78,063)      38,554
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             122,962      108,087
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  44,899    $ 146,641
                                                         =========    =========

                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)

                                                                                                                      Accumulated
                                           Common Stock    Additional                               Treasury Stock        Other
                                          --------------    Paid-In     Unearned      Retained     ----------------   Comprehensive
                                          Shares  Amount    Capital   Compensation    Earnings     Shares    Amount       Income
                                          ------  ------   ---------- ------------    --------     ------    ------   -------------
Balance, September 30, 2001               53,529  $5,353    $80,324     $(1,812)      $943,105      3,676   $(49,802)    $49,309

Comprehensive Income:

  Net Income                                                                            26,476
  Other comprehensive income,
   Unrealized gains on available-
     for-sale securities, net
     of deferred taxes of $12,552                                                                                         20,479
   Derivatives instruments gains, net
     of deferred taxes of $235                                                                                               383
                                                                                                                         -------
  Total other comprehensive income                                                                                        20,862
                                                                                                                         -------
Comprehensive income

Cash dividends ($0.15 per share)                                                        (7,489)
Exercise of stock options                                       243                                   (44)       595
Tax benefit of stock-based awards                               137
Amortization of deferred compensation                                       733
                                          ------  ------    -------     -------       --------      -----   --------     -------
Balance, March 31, 2002                   53,529  $5,353    $80,704     $(1,079)      $962,092      3,632   $(49,207)    $70,171
                                          ======  ======    =======     =======       ========      =====   ========     =======



                                              Total
                                           Shareholders'
                                              Equity
                                           -------------
Balance, September 30, 2001                 $1,026,477

Comprehensive Income:

  Net Income                                    26,476
  Other comprehensive income,
   Unrealized gains on available-
     for-sale securities, net
     of deferred taxes of $12,552               20,479
   Derivatives instruments gains, net
     of deferred taxes of $235                     383
                                            ----------
  Total other comprehensive income              20,862
                                            ----------
Comprehensive income                            47,338

Cash dividends ($0.15 per share)                (7,489)
Exercise of stock options                          838
Tax benefit of stock-based awards                  137
Amortization of deferred compensation              733
                                            ----------
Balance, March 31, 2002                     $1,068,034
                                            ==========

                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consists only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2002, and March 31, 2001, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2001 Annual Report on Form 10-K and the Company's 2002 First Quarter Report on Form 10-Q.

2. The $.075 cash dividend declared in December, 2001, was paid March 1, 2002. On March 6, 2002, a cash dividend of $.075 per share was declared for shareholders of record on May 15, 2002, payable June 3, 2002.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $324,000 after-tax gains from sales of available-for-sale securities during the second quarter and first six months of fiscal 2002. After-tax gains from security sales were $74,000 for the same periods in fiscal 2001.


5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. At March 31, 2002, the Company's investment in securities accounted for under the equity method is $58,807,000.

                                                     Unrealized  Unrealized   Fair
                                             Cost       Gains      Losses     Value
                                             ----    ----------  ----------   -----
                                             (in thousands)
              Equity Securities 03/31/02    $58,864   $114,185     $   33    $173,016
              Equity Securities 09/30/01    $63,778   $ 84,257     $3,136    $144,899

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

6.   Comprehensive Income -

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                         Three Months Ended      Six Months Ended
                                              March 31,             March 31,
                                          2002       2001        2002       2001
                                        --------   --------    --------   --------
Net Income                              $ 10,872   $ 41,749    $ 26,476   $ 75,589

Other comprehensive income:
    Net unrealized gain (loss) on
      securities                           3,224    (27,265)     20,479    (35,710)
    Net unrealized gain (loss) on
     derivative instruments                  309       (726)        383        (28)
                                        --------   --------    --------   --------
    Other comprehensive income (loss)      3,533    (27,991)     20,862    (35,738)
                                        --------   --------    --------   --------
Comprehensive income                    $ 14,405   $ 13,758    $ 47,338   $ 39,851
                                        ========   ========    ========   ========

     The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                              March 31,     Sept.30,
                                                                2002          2001
                                                              --------      -------
     Unrealized gains on securities, net                      $70,774       $50,295
     Unrealized loss on derivative instruments                   (603)         (986)
                                                              -------       -------
     Accumulated other comprehensive income                   $70,171       $ 9,309
                                                              =======       =======

7. At March 31, 2002, the Company had committed bank lines of credit totaling $100 million; $50 million expires in February 2003 and $50 million expires in October 2003. Additionally, the Company had uncommitted credit facilities totaling $10 million. Collectively, the Company had $50 million in outstanding borrowings and outstanding letters of credit totaling $10.6 million against these lines at March 31, 2002. Concurrent with a $50 million borrowing under the facility that expires October 2003, the Company entered into an interest rate swap with a notional value of $50 million and an expiration date of October 2003. The swap effectively converts this $50 million facility from a floating rate of LIBOR plus 50 basis points to a fixed effective rate of 5.38 percent. Excluding the impact of the interest rate swap, the average interest rate for the borrowings at March 31, 2002, was approximately 2.40 percent on a 360-day basis.

     Under the various credit agreements, the Company must meet certain requirements regarding levels of debt, net worth and earnings. The Company met all requirements at March 31, 2002.

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

     A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

                                                         Three Months Ended   Six Months Ended
                                                              March 31,          March 31,
                                                            2002    2001      2002        2001
                                                           ------  ------    ------     ------
         Basic weighted-average shares                     49,788  50,197    49,762     50,005
         Effect of dilutive shares:
              Stock options                                   469     889       402        746
              Restricted stock                                  8      53         7         32
                                                           ------  ------    ------     ------
                                                              477     942       409        778
                                                           ------  ------    ------     ------
         Diluted weighted-average
            shares                                         50,265  51,139    50,171     50,783
                                                           ======  ======    ======     ======

9.   Income Taxes -

     The Company's effective tax rate was 42.4% in the first six months of fiscal 2002 compared to 39.7% in the same period of fiscal 2001. Costs and expenses, related to certain foreign locations for which the Company does not receive a tax benefit, resulted in the current year estimated effective tax rate of 42.4%. The two major reasons for the effective tax rate increase are that the Company had larger net operating loss carry forwards from Venezuela in fiscal 2001, and the Company does not receive a tax benefit from the devaluation losses in Argentina and Venezuela.

10.  Interest Rate Risk Management -

     The Company uses derivatives as part of an overall operating strategy to moderate certain financial market risks and its exposure to interest rate risk from long-term debt. To manage this risk, the Company has entered into an interest rate swap to exchange floating rate for fixed rate interest payments over the remaining life of the debt. As of March 31, 2002, the Company had an interest rate swap outstanding with a notional principal amount of $50 million. (See Note 7)

     The Company's accounting policy for these instruments is based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value.

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

11.  Currency Devaluation -

     The uncertainty regarding economic, banking and currency stability continues without improvement in Argentina. The development of a solution to the crisis is uncertain, increasing the potential for additional currency declines in the near term. The Argentine peso currently trades in the range of 3 to 3.5 pesos to one U.S. dollar. The Company has recorded $1.2 million in pre-tax currency devaluation losses related to the peso during the first quarter of fiscal 2002. The Company could be exposed to additional currency losses of between $2 million and $4 million during the remainder of fiscal 2002. The Company currently has one rig under contract and working in Argentina.

     Also, as a result of a severe decline in the value of the Venezuelan bolivar due to political instability and a change in the Venezuelan government's exchange policy, pre-tax currency devaluation losses of $2.3 million were recorded in the second quarter of fiscal 2002. Subsequent to March 31, 2002, the bolivar has improved in value relative to the U.S. dollar. Should an additional devaluation of the bolivar occur, the Company could be exposed to additional currency losses of between $0.5 million and $1.4 million during the remainder of fiscal 2002. The Company currently has three rigs under contract and working in Venezuela.

12.  Contingent Liabilities and Commitments -

     Litigation Settlement -

     The Company is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., a civil action in the United States District Court, Galveston, Texas. In May 2001, the Company reached an agreement in principle with Plaintiff's counsel to settle all claims pending court approval of the settlement. In the third quarter of fiscal 2001, the Company incurred a net charge of $3.25 million to contract drilling expense based on the pending settlement. The total settlement liability is $10 million of which $6.75 million will be paid by the Company's insurer. The Court approved the settlement on April 25, 2002. Payment of the settlement proceeds is expected in June 2002.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     Other Matters -

     The Company is the defendant to claims of drainage of oil and gas from properties offsetting oil and gas wells it operates. The plaintiffs have filed suit on behalf of themselves and a class of similarly situated owners. The Company is in the early stages of its response to the claim, and is unable to estimate the loss, if any, that it might incur related to this matter.

     The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At March 31, 2002, the Company had commitments outstanding of approximately $200 million for the purchase of drilling equipment.

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

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized financial information of the Company's reportable segments for the six months ended March 31, 2002, and 2001, is shown in the following table:

                             External    Inter-        Total      Operating
(in thousands)                Sales      Segment       Sales       Profit
-------------               ---------   ---------    ---------    ---------
MARCH 31, 2002

Contract Drilling
 Domestic                   $ 170,793   $     538    $ 171,331    $  41,349
 International                 78,263          --       78,263        8,293
                            ---------   ---------    ---------    ---------
                              249,056         538      249,594       49,642
                            ---------   ---------    ---------    ---------
Oil & Gas Operations
 Exploration & Production      47,847          --       47,847         (953)
 Natural Gas Marketing         25,802          --       25,802        1,439
                            ---------   ---------    ---------    ---------
                               73,649          --       73,649          486
                            ---------   ---------    ---------    ---------

Real Estate                     4,460         760        5,220        2,733
Other                           2,558          --        2,558           --
Eliminations                       --      (1,298)      (1,298)          --
                            ---------   ---------    ---------    ---------
   Total                    $ 329,723   $      --    $ 329,723    $  52,861
                            =========   =========    =========    =========

                             External     Inter-       Total      Operating
(in thousands)                Sales      Segment       Sales       Profit
-------------               ---------   ---------    ---------    ---------
MARCH 31, 2001

Contract Drilling
 Domestic                   $ 135,453   $   1,612    $ 137,065    $  37,690
 International                 73,819          --       73,819       11,353
                            ---------   ---------    ---------    ---------
                              209,272       1,612      210,884       49,043
                            ---------   ---------    ---------    ---------
Oil & Gas Operations
 Exploration & Production     132,563          --      132,563       71,115
 Natural Gas Marketing         60,153          --       60,153        4,666
                            ---------   ---------    ---------    ---------
                              192,716          --      192,716       75,781
                            ---------   ---------    ---------    ---------

Real Estate                     6,576         776        7,352        4,304
Other                           5,555          --        5,555           --
Eliminations                       --      (2,388)      (2,388)          --
                            ---------   ---------    ---------    ---------
   Total                    $ 414,119   $      --    $ 414,119    $ 129,128
                            =========   =========    =========    =========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized financial information of the Company's reportable segments for the quarters ended March 31, 2002, and 2001, is shown in the following table:

                             External    Inter-        Total       Operating
(in thousands)                Sales      Segment       Sales        Profit
-------------               ---------   ---------    ---------    ---------
MARCH 31, 2002

Contract Drilling
 Domestic                   $  78,670   $     196    $  78,866    $  13,533
 International                 39,210          --       39,210        4,416
                            ---------   ---------    ---------    ---------
                              117,880         196      118,076       17,949
                            ---------   ---------    ---------    ---------
Oil & Gas Operations
 Exploration & Production      23,056          --       23,056        3,006
 Natural Gas Marketing         11,481          --       11,481          979
                            ---------   ---------    ---------    ---------
                               34,537          --       34,537        3,985
                            ---------   ---------    ---------    ---------

Real Estate                     1,965         381        2,346        1,336
Other                           1,194          --        1,194           --
Eliminations                       --        (577)        (577)          --
                            ---------   ---------    ---------    ---------
   Total                    $ 155,576   $      --    $ 155,576    $  23,270
                            =========   =========    =========    =========

                             External    Inter-        Total       Operating
(in thousands)                Sales      Segment       Sales        Profit
-------------               ---------   ---------    ---------    ---------
MARCH 31, 2001

Contract Drilling
 Domestic                   $  73,159   $     671    $  73,830    $  20,644
 International                 35,128          --       35,128        3,805
                            ---------   ---------    ---------    ---------
                              108,287         671      108,958       24,449
                            ---------   ---------    ---------    ---------
Oil & Gas Operations
 Exploration & Production      74,835          --       74,835       44,095
 Natural Gas Marketing         31,474          --       31,474          (33)
                            ---------   ---------    ---------    ---------
                              106,309          --      106,309       44,062
                            ---------   ---------    ---------    ---------

Real Estate                     4,245         387        4,632        2,929
Other                           2,728          --        2,728           --
Eliminations                       --      (1,058)      (1,058)          --
                            ---------   ---------    ---------    ---------
   Total                    $ 221,569   $      --    $ 221,569    $  71,440
                            =========   =========    =========    =========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  (Unaudited)

The following table reconciles segment-operating profit per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income (in thousands).

                                      Quarter Ended          Six Months Ended
                                        March 31,               March 31,
                                   2002        2001          2002        2001
                                ---------    ---------    ---------    ---------
Segment operating profit        $  23,270    $  71,440    $  52,861    $ 129,128

Unallocated amounts:
 Income from investments            1,617        2,752        2,967        5,554
 General corporate expense         (5,358)      (4,646)      (9,926)      (8,213)
 Interest expense                    (342)         (68)        (716)        (675)
 Corporate depreciation              (506)        (505)        (989)        (976)
 Other corporate expense           (1,082)        (748)      (1,488)      (1,153)
                                ---------    ---------    ---------    ---------
    Total unallocated amounts      (5,671)      (3,215)     (10,152)      (5,463)
                                ---------    ---------    ---------    ---------

Income before income taxes
and equity in income of
affiliates                      $  17,599    $  68,225    $  42,709    $ 123,665
                                =========    =========    =========    =========

The following table presents revenues from external customers by country based on the location of service provided (in thousands).

                                   Quarter Ended            Six Months Ended
                                     March 31,                  March 31,
                                 2002        2001          2002         2001
                              ---------    ---------    ---------    ---------
Revenues:
  United States                $116,366    $186,441      $251,460     $340,300
  Venezuela                      14,929       9,150        30,218       17,831
  Ecuador                        11,059       6,952        22,210       15,797
  Colombia                        2,250       6,299         6,031       14,066
  Other Foreign                  10,972      12,727        19,804       26,125
                               --------    --------      --------     --------
   Total                       $155,576    $221,569      $329,723     $414,119
                               ========    ========      ========     ========

14.  Impairment -

     Included in depreciation, depletion and amortization for the three and six month periods ended March 31, 2002 were impairment charges of $19,000 and $5,444,000, respectively for proved Exploration and Production properties. After tax, the impairment charges reduced net income by approximately $12,000 and $3,375,000 ($0.00 and $0.07 per share) for the three and six month periods ended March 31, 2002, respectively. Included in depreciation, depletion and amortization for both the three and six month periods ended March 31, 2001 were impairment charges of $3,808,000 for proved Exploration and Production properties. After tax, the impairment charges reduced net income by approximately $2,400,000($0.05 per share) for the three and six month periods ended March 31, 2001, respectively.

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 2001 Annual Report on Form 10-K and the Company's fiscal 2002 First Quarter Report on Form 10-Q and the condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2002 VS SECOND QUARTER 2001

The Company reported net income of $10,872,000 ($0.22 per share) from revenues of $155,576,000 for the second quarter ended March 31, 2002, compared to net income of $41,749,000 ($0.82 per share) from revenues of $221,569,000 for the second quarter of the prior fiscal year. Net income in the second quarter of fiscal 2002 and 2001 included $324,000 ($0.01 per share) and $74,000, respectively, from the sale of investment securities.

OIL & GAS DIVISION

EXPLORATION and PRODUCTION reported operating profit of $3.0 million for the second quarter compared to $44.1 million for the same period of fiscal 2001. Oil & gas revenues decreased to $23.1 million from $74.8 million as commodity prices were significantly lower than in the second quarter of fiscal 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002
                                   (Continued)

Natural gas revenues decreased $49.8 million to $19.2 million for the current quarter, due primarily to lower gas prices. Oil revenues decreased $1.8 million, or 33.2 percent, as both volumes and price decreased compared to last year.

Natural gas prices averaged $2.03 per mcf and $6.46 per mcf for the second quarter of fiscal 2002 and 2001, respectively. Natural gas volumes averaged
104.5 mmcf/d and 118.4 mmcf/d, respectively. Crude oil prices averaged $19.86 per bbl and $27.78 per bbl for the second quarter of fiscal 2002 and 2001, respectively. Crude oil volumes averaged 2,018 bbls/d and 2,258 bbls/d, respectively.

Exploration expenses decreased to $2.5 million for the second quarter of 2002 from $5.3 million in the second quarter of fiscal 2001. The decrease was primarily the result of a $1.9 million decrease in dry hole costs and a $.6 million decrease in geophysical expenses, as the result of reduced exploration activity compared to the second quarter of fiscal 2001.

Production expenses were $7.6 million for the second quarter of fiscal 2002 compared with $11.0 million in the same period of fiscal 2001. The $3.4 million decrease was primarily the result of lower production taxes resulting from significantly lower gas prices in the second quarter of fiscal 2002 compared with the same period in 2001.

Depreciation, depletion and amortization expense was $7.0 million for the second quarter of fiscal 2002 compared with $11.0 million in the same period of 2001. The $4.0 million decrease is due primarily to a $3.8 million impairment charge for producing properties in the second quarter of fiscal 2001. After-tax, the impairment charge reduced net income by approximately $2.4 million, $0.05 per share, on a diluted basis.

During the second quarter, the Company participated in the drilling of 8 wells, 6 of which are producing, completing or waiting on pipeline connections, and 2 are temporarily abandoned.

NATURAL GAS MARKETING segment reported an operating profit of $1.0 million in the current quarter compared to an operating loss of $33 thousand in the second quarter of fiscal 2001. The operating loss in the second quarter of 2001 was the result of selling higher priced inventory in January of 2001 as spot gas prices declined rapidly. In the second quarter of 2002, steadily rising prices benefited the marketing segment.

OIL AND GAS DIVISION SPINOFF AND MERGER

As announced on February 25, 2002, the Company and Key Production Company, Inc.
(Key) have signed a definitive agreement that provides for Helmerich & Payne to contribute the assets and liabilities of the Oil and Gas Division to a newly formed subsidiary, Cimarex Energy Co., and distribute on a pro-rata basis all of the shares of stock of Cimarex to the shareholders of Helmerich & Payne. Cimarex would then merge with Key. Cimarex Energy Co. will be a new publicly traded exploration and production company. The transaction will close after receipt of necessary Key shareholder and regulatory approvals, including the receipt of a favorable letter ruling from the Internal Revenue Service. Closing will likely occur in the third calendar quarter of 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002
                                   (Continued)

DOMESTIC DRILLING

DOMESTIC DRILLING'S operating profit decreased to $13.5 million from $20.6 million in the second quarter of fiscal 2001. The decrease is mainly due to a significant decline in the Company's land operations results. Average U.S. land rig revenue per day for the second quarter was $12,386, down 6% from $13,154 in the second quarter of fiscal 2001. Margins also declined, with expenses rising slightly during the quarter, as the Company started to incur costs associated with placing into service new rigs from the FlexRig3 construction program. U.S. land rig utilization for the second quarter of 2002 was 76%, compared with 96% in the same period of 2001. The rig utilization rate was impacted by the inclusion of an additional four rigs that recently became available after significant modifications. The Company currently has 58 U.S. land rigs.

Depreciation expense increased $3.0 million to $8.8 million in the second quarter of fiscal 2002. The 53% increase is the result of capital expenditures made in the last six months of fiscal 2001 and in the first six months of fiscal 2002.

As previously announced, the Company is currently in its FlexRig3 construction program wherein a total of 25 new rigs are expected to be built over the next 18 months. It is anticipated that the Company will commence operations on ten of the 25 rigs prior to the end of the fiscal year 2002, and that the remainder will commence operations during fiscal year 2003. The first rig from the FlexRig3 project is scheduled to be completed next month.

Dayrates for the Company's U.S. offshore platform rigs remained steady, but utilization dropped to 89% in the second quarter of fiscal 2002 compared with 100% in the second quarter of fiscal 2001 as work on two rigs ended in February 2002 without replacement contracts. The Company anticipates that its newly constructed platform rigs, 205 and 206, will commence operations in May and June, respectively.

INTERNATIONAL DRILLING

INTERNATIONAL DRILLING'S operating profit increased to $4.4 million in the second quarter of fiscal 2002 from $3.8 million in the same period of 2001. Revenues increased to $39.2 million from $35.1 million for the same periods. The increase in operating profit was the result of improved profitability in Ecuador and Argentina, partially offset by reduced operating profit in Venezuela and Bolivia. Venezuela's second quarter results were negatively impacted by $2,379,000 of currency devaluation losses resulting from a severe decline in the value of the Venezuelan bolivar due to a change in its government exchange rate policy. The value of the bolivar has improved relative to the dollar since the end of the quarter but there is still uncertainty as to the direction of the Venezuelan government, regarding currency policies (See Note 11).

Rig utilization for the international operations averaged 58% for the second quarter of fiscal 2002 compared to 49% for the second quarter of 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002
                                   (Continued)

OTHER

Other revenues decreased approximately $1.5 million from last year, with $.4 million due to reduced dividend income and $1.1 million due to decreased interest income. The decrease in dividend income is the result of reduced equity holdings of Occidental Petroleum and Kerr-McGee in the second quarter of fiscal 2002 compared to fiscal 2001. Interest income decreased as the result of reduced cash balances and significantly reduced interest rates in the second quarter of fiscal 2002.

Corporate general and administrative expenses increased to $5.4 million in the second quarter of 2002 from $4.6 million in the same period of 2001. The $0.8 million increase is related to labor and benefits, higher pension expense and aircraft maintenance.

The Company's effective income tax rate increased to 42.6% for the second quarter of fiscal 2002 compared to 39.7% for the same period of 2001. The increase is due primarily to certain costs and expenses related to foreign locations for which the Company does not receive a tax benefit, including currency devaluation losses.

SIX MONTHS ENDED MARCH 31, 2002 VS SIX MONTHS ENDED MARCH 31, 2001

The Company reported net income of $26,476,000 ($0.53 per share) from revenues of $329,723,000 for the six months ended March 31, 2002, compared to net income of $75,589,000 ($1.49 per share) from revenues of $414,119,000 for the first six months of the prior fiscal year. Net income in the first six months of fiscal 2002 and 2001 included $324,000 ($0.01 per share) and $155,000, respectively, from the sale of investment securities.

OIL AND GAS DIVISION

EXPLORATION AND PRODUCTION reported an operating loss of $1.0 million for the first six months of fiscal 2002 compared to an operating profit of $71.1 million for the same period of fiscal 2001. Oil & gas revenues decreased to $47.8 million from $132.6 million in 2001.

Natural gas revenues were $39.9 million for the first six months of fiscal 2002 compared to $119.5 million for the same period of fiscal 2001, as gas prices decreased significantly. Oil revenues decreased to $7.4 million compared to $12.7 million for the first six months of fiscal 2001, as both oil prices and volumes decreased. Natural gas prices averaged $2.05 per mcf and $5.59 per mcf for the first six months of fiscal 2002 and 2001, respectively. Natural gas volumes averaged 106.7 mmcf/d and 117.4 mmcf/d, respectively. Crude oil prices averaged $19.72 per bbl and $29.70 per bbl for the first six months of fiscal 2002 and 2001, respectively. Crude oil volumes averaged 2,064 bbls/d and 2,345 bbls/d, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002
                                   (Continued)

During the first six months of fiscal 2002, exploration related expenses decreased significantly from the same period of fiscal 2001. Geophysical, dry hole and abandonment expenses were $11.1 million for the first six months of fiscal 2002, $10.7 million lower than in the same period of last year with reduced dry holes of $7.8 million being the primary item. Reduced exploration activity and exploratory drilling is the primary reason for the decrease in exploration expenses.

Production expenses decreased to $15.3 million for the first six months of fiscal 2002 compared with $19.2 million in the same period of fiscal 2001. Lower production taxes was the primary reason for the decrease as the result of significantly lower natural gas prices in the first six months of fiscal 2002.

During the first six months of fiscal 2002, the Company participated in the drilling of 22 wells, 15 of which are producing, completing or waiting on pipeline connections, and 2 are temporarily abandoned and 5 are dry holes. With the current increase in product prices, drilling expenditures will increase with anticipated drilling of 94 gross wells for fiscal 2002 for a net expenditure of approximately $47 million.

NATURAL GAS MARKETING segment reported an operating profit of $1.4 million in the first six months of fiscal 2002 compared to $4.7 million in the same period of fiscal 2001. The significant decrease was the result of very favorable spot market gas prices in both November and December of 2000, as gas prices were increasing to record levels. Those same conditions did not occur during the first six months of fiscal 2002.

DOMESTIC DRILLING

DOMESTIC DRILLING'S operating profit increased to $41.3 million in the first six months of 2002 from $37.7 million in the first six months of fiscal 2001. Average U.S. land rig revenue per day for the first six months of 2002 was $13,245 per day compared to $11,884 per day for the same period of 2001. Rig utilization for U.S. land rigs was 83% for the first six months of fiscal 2002 compared to 94% in the same period of 2001 as demand for land rigs decreased in 2002 as the result of lower natural gas prices. In March 2002, land rig revenue per day was $12,197 and rig utilization was 79% as dayrates were still drifting lower.

The Company's U.S. offshore platform rigs operating results were slightly improved in the six months ended March 31, 2002 compared with the same period of fiscal 2001. Rig utilization was 95% for the first six months of fiscal 2002 compared to 96% in the same period of 2001. Two newly constructed platform rigs, 205 and 206, are scheduled to commence operations in the Gulf of Mexico in May and June, respectively.

Depreciation expense was $16.8 million in the first six months of fiscal 2002 compared to $10.9 million in the same period of fiscal 2001. The $5.9 million increase is the result of new rig investment during the period April, 2001 to March 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002
                                   (Continued)

Although difficult to predict, the Company's estimated revenue per day for U.S. land rigs in the last six months of fiscal 2002 is approximately $10,600 per day and rig utilization is 85%. Margins will be somewhat lower in the second half of 2002, as expenses have not decreased with lower revenues. As previously stated, ten new FlexRigs will be added in the last six months of fiscal 2002.

INTERNATIONAL DRILLING

INTERNATIONAL DRILLING'S operating profit decreased to $8.3 million from $11.3 million. Revenues increased to $78.3 million from $73.8 million. Improved profitability in Ecuador and Argentina helped offset reduced operating profit in Colombia and Bolivia. In the first six months of fiscal 2002, devaluation losses in both Argentina and Venezuela negatively impacted operating profit. Venezuela recorded devaluation losses of $2.3 million resulting from a severe decline in the value of the Venezuelan bolivar due to a change in its government exchange policy. Subsequent to March 31, 2002, the bolivar has improved in value relative to the U.S. dollar. Should an additional devaluation of the bolivar occur, the Company could be exposed to additional currency losses of between $0.5 million and $1.4 million during the remainder of fiscal 2002.

Argentina also recorded a devaluation loss of $1.2 million in the first six months of 2002 due to devaluation of the Argentina peso. With current conditions in Argentina, there is still significant uncertainty regarding economic, banking and currency stability. Based on a peso exchange of 3.0 and 3.5, the Company could be exposed to additional losses of between $2 and $4 million during this fiscal year due to currency devaluation.

OTHER

Interest income was $1.1 million in the first six months of 2002 compared to $3.1 million in the same period of 2001. The decrease is the result of lower interest rates and decreased cash balances in 2002. Dividend income was $1.4 million in the first six months of fiscal 2002 compared to $2.2 million in 2001. The decrease is the result of reduced equity holdings in Kerr-McGee and Occidental Petroleum and in money market investments in fiscal 2002.

Interest expense for the first six months of fiscal 2002 was $0.7 million compared with $0.7 million for the same period in fiscal 2001. Corporate general and administrative expense was $9.9 million in the first six months of fiscal 2002 compared to $8.2 million for the same period of 2001. The $1.7 million increase is related to labor and benefits, higher pension and insurance costs and legal and professional services related to efforts to establish the Oil and Gas Division as a separate public entity.

The Company's effective income tax rate increased to 42.4% for the first six months of fiscal 2002 compared to 39.7% for the same period of 2001. The increase is due primarily to certain costs and expenses related to foreign locations for which the Company does not receive a tax benefit.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2002
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $86.9 million for the first six months of fiscal 2002, compared to $133.7 million for the same period in 2001. The decrease in cash flows was the result of significantly lower cash flow from the Exploration and Production segment due to decreased gas prices. Capital expenditures were $165.7 million and $110.5 million for the first six months of fiscal 2002 and 2001, respectively.

The Company anticipates capital expenditures to be approximately $357 million for fiscal 2002. Internally generated cash flows are projected to be approximately $165 million for fiscal 2002 and cash balances were $45 million at March 31, 2002. The Company's indebtedness totaled $50,000,000 as of March 31, 2002, as described in note 7 to the Consolidated Condensed Financial Statements. It is anticipated that the Company will secure additional borrowing in the last six months of fiscal 2002 and possibly sell a portion of its investment portfolio to fund projected capital expenditures.

In the second quarter of fiscal 2002, the Company sold its remaining 150,000 shares of Occidental Petroleum for approximately $4.2 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's market risks, see "Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and Note 10 to the Consolidated condensed Financial Statements contained in Part I hereof.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                 March 31, 2002
                                   (continued)

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The discussion of legal proceedings under the heading "Litigation Settlement" as disclosed in Note 12 to the Consolidated Condensed Financial Statements contained in Part I hereof is hereby incorporated by reference.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

                  The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such. If not so indicated, such exhibits are filed herewith.

         Exhibit
         Number            Description

          2.1 Agreement and Plan of Merger, dated as of February 23, 2002, by and among Helmerich & Payne, Inc., Cimarex Energy Co., Mountain Acquisition Co. and Key Production Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

          3.2              Amended and Restated By-laws of the Registrant.

         10.1 Distribution Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.1 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

         10.2 Tax Sharing Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to
                           Exhibit 10.2 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

         10.3 Employee Benefits Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.3 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                 March 31, 2002
                                   (continued)

    (b)      Reports on Form 8-K

For the three months ended March 31, 2002, registrant furnished, on January 23, 2002, one form 8-K reporting under Item 9, Regulation for Disclosure, attaching a press release announcing results of operations and certain supplemental information, including financial statements. In addition, registrant filed on February 25, 2002 one Form 8-K reporting events under Item 5 of the Form 8-K regarding execution of a merger agreement and a related press release and another Form 8-K reporting events under Item 5 of the Form 8-K regarding currency devaluation in connection with registrant's operations in Venezuela.

                                   SIGNATURES

                             HELMERICH & PAYNE, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         May 15         2002     /s/ DOUGLAS E. FEARS
      ----------------------          -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer


Date:         May 15         2002     /s/ HANS C. HELMERICH
      ----------------------          -----------------------------------------
                                      Hans C. Helmerich, President

                                  EXHIBIT INDEX

         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such. If not so indicated, such exhibits are filed herewith.

        EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
          2.1              Agreement and Plan of Merger, dated as of February
                           23, 2002, by and among Helmerich & Payne, Inc.,
                           Cimarex Energy Co., Mountain Acquisition Co. and Key
                           Production Company, Inc. is incorporated herein by
                           reference to Exhibit 2.1 to the Cimarex Energy Co.
                           Registration Statement No. 333-87948 on Form S-4
                           filed May 9, 2002.

          3.2              Amended and Restated By-laws of the Registrant.

         10.1              Distribution Agreement, dated as of February 23,
                           2002, by and between Helmerich & Payne, Inc. and
                           Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.1 to the Cimarex Energy Co.
                           Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

         10.2 Tax Sharing Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex
                           Energy Co. is incorporated herein by reference to
                           Exhibit 10.2 to the Cimarex Energy Co. Registration
                           Statement No. 333-87948 on Form S-4 filed May 9,
                           2002.

         10.3              Employee Benefits Agreement, dated as of February 23,
                           2002, by and between Helmerich & Payne, Inc. and
                           Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.3 to the Cimarex Energy Co.
                           Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.