Form 10-Q
period 2002-06-30
HELMERICH & PAYNE INC
filed 2002-08-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: June 30, 2002
                                       OR

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


Former name, former address and former fiscal year, if changed since last report:
                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

         CLASS                                      OUTSTANDING AT JUNE 30, 2002
Common Stock, $0.10 par value                                 49,980,947

                                                      TOTAL NUMBER OF PAGES - 24

                             HELMERICH & PAYNE, INC.


                                      INDEX


PART  I.          FINANCIAL INFORMATION

     Item 1.      Financial Statements


                  Consolidated Condensed Balance Sheets as of
                  June 30, 2002 and September 30, 2001 ..............................          3


                  Consolidated Condensed Statements of Income for the
                  Three Months and Nine Months Ended June 30, 2002 and 2001 .........          4


                  Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended June 30, 2002 and 2001 ..........................          5


                  Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended June 30, 2002 ...........................          6


                  Notes to Consolidated Condensed Financial Statements ..............     7 - 14

     Item 2.      Management's Discussion and Analysis of Results of
                  Operations and Financial Condition ................................    15 - 21

     Item 3.      Quantitative and Qualitative Disclosures about Market
                  Risk ..............................................................         22

PART II. OTHER INFORMATION ..........................................................         22

     Item 1.      Legal Proceedings .................................................         22

     Item 6.      Exhibits and Reports on Form 8-K  .................................    22 - 23

     Signatures .....................................................................         23

     Exhibit Index ..................................................................         24

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.

                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                    (Unaudited)
                                                      June 30,     September 30,
                                                       2002             2001
                                                   ------------    -------------

ASSETS
Current assets:
      Cash and cash equivalents                    $     48,200    $    122,962
      Accounts receivable, net                          122,267         147,235
      Inventories                                        26,964          28,934
      Prepaid expenses and other                         19,263          32,281
                                                   ------------    ------------
         Total current assets                           216,694         331,412
                                                   ------------    ------------


Investments                                             167,356         200,286
Property, plant and equipment, net                      978,414         818,404
Other assets                                             12,796          14,405
                                                   ------------    ------------

          Total assets                             $  1,375,260    $  1,364,507
                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                             $     29,822    $     67,595
      Accrued liabilities                                54,131          53,626
                                                   ------------    ------------
          Total current liabilities                      83,953         121,221
                                                   ------------    ------------

Noncurrent liabilities:
      Long-term notes payable                            50,000          50,000
      Deferred income taxes                             155,056         144,439
      Other                                              24,784          22,370
                                                   ------------    ------------
          Total noncurrent liabilities                  229,840         216,809
                                                   ------------    ------------


SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                              5,353           5,353
      Preferred stock, no shares issued                      --              --
      Additional paid-in capital                         81,881          80,324
      Retained earnings                                 986,559         943,105
      Unearned compensation                                (713)         (1,812)
      Accumulated other comprehensive income             36,453          49,309
                                                   ------------    ------------
                                                      1,109,533       1,076,279
      Less treasury stock, at cost                       48,066          49,802
                                                   ------------    ------------
          Total shareholders' equity                  1,061,467       1,026,477
                                                   ------------    ------------

Total liabilities and shareholders' equity         $  1,375,260    $  1,364,507
                                                   ============    ============

See accompanying notes to financial statements.

                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                     Three Months Ended             Nine Months Ended
                                                          June 30,                       June 30,
                                                    2002            2001            2002           2001
                                                ------------    ------------    ------------   ------------

REVENUES:
     Sales and other operating revenues         $    159,912    $    212,573    $    486,668   $    621,138
     Income from investments                          25,555           4,649          28,522         10,203
                                                ------------    ------------    ------------   ------------
                                                     185,467         217,222         515,190        631,341
                                                ------------    ------------    ------------   ------------
COST AND EXPENSES:
     Operating costs                                  91,464         111,120         290,714        312,242
     Depreciation, depletion and
     amortization                                     25,728          21,341          74,614         62,103
     Dry holes and abandonments                        5,628           6,878          15,751         25,626
     Taxes, other than income taxes                   10,389          10,276          28,502         31,210
     General and administrative                        4,127           3,449          14,053         11,662
     Interest                                           (684)         (1,626)             32           (951)
                                                ------------    ------------    ------------   ------------
                                                     136,652         151,438         423,666        441,892
                                                ------------    ------------    ------------   ------------
INCOME BEFORE INCOME TAXES AND
EQUITY IN INCOME OF AFFILIATES                        48,815          65,784          91,524        189,449


PROVISION FOR INCOME TAXES                            21,259          25,679          39,354         74,832


EQUITY IN INCOME OF AFFILIATES,
 net of income taxes                                     662             332           2,524          1,409
                                                ------------    ------------    ------------   ------------

NET INCOME                                      $     28,218    $     40,437    $     54,694   $    116,026
                                                ============    ============    ============   ============

EARNINGS PER COMMON SHARE:
     Basic                                      $       0.57    $       0.80    $       1.10   $       2.31
     Diluted                                            0.56    $       0.79    $       1.09   $       2.28

CASH DIVIDENDS                                  $       0.08    $      0.075    $       0.23   $      0.225

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                            49,855          50,467          49,793         50,159
     Diluted                                          50,574          51,256          50,306         50,941

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Nine Months Ended
                                                                       June 30,
                                                                  2002           2001
                                                               ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                    $   54,694    $  116,026
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization                      74,614        62,103
     Dry holes and abandonments                                    15,751        25,626
     Equity in income of affiliates before income taxes            (4,696)       (2,898)
     Amortization of deferred compensation                          1,099         1,112
     Gain on sale of securities and non-monetary
       investment income                                          (25,078)       (2,634)
     Gain on sale of property, plant & equipment                   (1,321)       (3,759)
     Other, net                                                         3            22
     Change in assets and liabilities-
     Accounts receivable                                           25,408       (28,112)
         Inventories                                                1,970        (5,274)
         Prepaid expenses and other                                14,627        11,200
         Accounts payable                                         (33,960)       15,432
         Accrued liabilities                                         (411)       22,451
         Deferred income taxes                                     18,495        (1,417)
         Other noncurrent liabilities                               4,005         1,425
                                                               ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         145,200       211,303
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including dry hole costs                 (257,494)     (186,664)
  Proceeds from sales of property, plant and equipment              4,624        10,476
  Proceeds from sale of investments                                41,489        24,438
                                                               ----------    ----------


NET CASH USED IN INVESTING ACTIVITIES                            (211,381)     (151,750)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                  (11,240)      (11,366)
  Purchases of stock for Treasury                                      --        (1,921)
  Proceeds from exercise of stock options                           2,659        13,521
                                                               ----------    ----------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (8,581)          234
                                                               ----------    ----------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS               (74,762)       59,787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    122,962       108,087
                                                               ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   48,200    $  167,874
                                                               ==========    ==========

                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                          Common Stock          Additional                                     Treasury Stock
                                       --------------------      Paid-In      Unearned      Retained      ----------------------
                                        Shares     Amount        Capital    Compensation     Earnings     Shares        Amount
                                       -------    ---------    ----------   ------------    ----------    ------      ----------
Balance, September 30, 2001             53,529    $   5,353     $  80,324     $  (1,812)    $  943,105     3,676      $  (49,802)

Comprehensive Income:

  Net Income                                                                                    54,694
  Other comprehensive income,
   Unrealized losses on available-
     for-sale securities, net
     of deferred taxes of $7,894
   Derivatives instruments gains, net
     of deferred taxes of $16
  Total other comprehensive income
Comprehensive income

Cash dividends ($0.23 per share)                                                               (11,240)
Exercise of stock options                                             923                                   (128)          1,736
Tax benefit of stock-based awards                                     634
Amortization of deferred compensation                                             1,099
                                       -------    ---------     ---------     ---------     ----------    ------      ----------
Balance, June 30, 2002                  53,529    $   5,353     $  81,881     $    (713)    $  986,559     3,548      $  (48,066)
                                       =======    =========     =========     =========     ==========    ======      ==========


                                        Accumulated
                                           Other            Total
                                       Comprehensive     Shareholders'
                                           Income            Equity
                                       -------------     -------------
Balance, September 30, 2001               $  49,309        $ 1,026,477

Comprehensive Income:

  Net Income                                                    54,694
  Other comprehensive income,
   Unrealized losses on available-
     for-sale securities, net
     of deferred taxes of $7,894            (12,881)           (12,881)
   Derivatives instruments gains, net
     of deferred taxes of $16                    25                 25
  Total other comprehensive income          (12,856)           (12,856)
Comprehensive income                                            41,838

Cash dividends ($0.23 per share)                               (11,240)
Exercise of stock options                                        2,659
Tax benefit of stock-based awards                                  634
Amortization of deferred compensation                            1,099
                                          ---------        -----------
Balance, June 30, 2002                    $  36,453        $ 1,061,467
                                          =========        ===========

                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consists only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2002, and June 30, 2001, are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2001 Annual Report on Form 10-K and the Company's 2002 First and Second Quarter Reports on Form 10-Q.

         As announced on February 25, 2002, the Company and Key Production Company, Inc. (Key) have signed a definitive agreement that provides for Helmerich & Payne to contribute the assets and liabilities of the Oil and Gas Division to a newly formed subsidiary, Cimarex Energy Co. (Cimarex), and distribute on a pro-rata basis all of the shares of stock of Cimarex to the shareholders of Helmerich & Payne. Cimarex would then merge with Key. Cimarex Energy Co. will be a new publicly traded exploration and production company. The transaction will close after receipt of necessary Key shareholder and regulatory approvals. The Company has received a favorable private letter ruling from the Internal Revenue Service with regard to the transaction. Closing will likely occur prior to the end of the Company's fiscal year. Approval of the transaction by Helmerich and Payne shareholders will not be required.

2. The $.075 cash dividend declared in March, 2002, was paid June 3, 2002. On June 5, 2002, a cash dividend of $.08 per share was declared for shareholders of record on August 15, 2002, payable September 3, 2002.

3.       Inventories consist of materials and supplies.

4. Income from investments includes $15,468,000 ($0.30 per share) and $15,792,000 ($0.31 per share) after-tax gains from sales of available-for-sale securities during the third quarter and first nine months of fiscal 2002. After-tax gains from security sales were $1,423,000 and $1,497,000 ($0.03 per share)for the same periods in fiscal 2001.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. At June 30, 2002, the Company's investment in securities accounted for under the equity method is $60,083,000.

                                                      Unrealized   Unrealized      Fair
                                             Cost        Gains        Losses       Value
                                            -------   ----------   -----------    ---------
                                                             (in thousands)
              Equity Securities 06/30/02    $ 46,927    $ 60,950     $    604    $ 107,273
              Equity Securities 09/30/01    $ 63,778    $ 84,257     $  3,136    $ 144,899

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

6.   Comprehensive Income -

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                   Three Months Ended             Nine Months Ended
                                                         June 30,                     June 30,
                                                    2002           2001          2002            2001
                                                 -----------    -----------   -----------    -----------
     Net Income                                  $    28,218    $    40,437   $    54,694    $   116,026

     Other comprehensive income:
         Net unrealized gain (loss) on
           securities                                (33,360)           939       (12,881)       (34,771)
         Net unrealized gain (loss) on
          derivative instruments                        (358)             6            25            (22)
                                                 -----------    -----------   -----------    -----------
         Other comprehensive income (loss)           (33,718)           945       (12,856)       (34,793)
                                                 -----------    -----------   -----------    -----------
     Comprehensive income (loss)                 $    (5,500)   $    41,382   $    41,838    $    81,233
                                                 ===========    ===========   ===========    ===========

     The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                          June 30,      Sept.30,
                                                            2002          2001
                                                         ----------    ----------
     Unrealized gains on securities, net                 $   37,414    $   50,295
     Unrealized loss on derivative instruments                 (961)         (986)
                                                         ----------    ----------
     Accumulated other comprehensive income              $   36,453    $   49,309
                                                         ==========    ==========

7. At June 30, 2002, the Company had committed bank lines of credit totaling $100 million; $50 million expires in February 2003 and $50 million expires in October 2003. Additionally, the Company had uncommitted credit facilities totaling $10 million. Collectively, the Company had $50 million in outstanding borrowings and outstanding letters of credit totaling $10.6 million against these lines at June 30, 2002. Concurrent with a $50 million borrowing under the facility that expires October 2003, the Company entered into an interest rate swap with a notional value of $50 million and an expiration date of October 2003. The swap effectively converts this $50 million facility from a floating rate of LIBOR plus 50 basis points to a fixed effective rate of 5.38 percent. Excluding the impact of the interest rate swap, the average interest rate for the borrowings at June 30, 2002, was approximately 2.34 percent on a 360-day basis.

     In July 2002, the Company modified its short-term revolving credit arrangements by replacing the above mentioned $50 million committed line that expires in February 2003 and a $10 million uncommitted line with a $125 million committed unsecured revolving credit facility, which expires in July, 2005. Each year the Company can request a one year extension on the facility. The facility requires quarterly interest payments with the principal payment due at the expiration date. The interest rate on the facility is LIBOR plus 87.5 basis points.


     The Company is also in the process of negotiating a $200 million intermediate term debt facility that would provide staged maturities ranging from 5 to 12 years. The Company expects to finalize this arrangement in mid-August 2002.

     Under the credit agreements currently in effect, the Company must meet certain requirements regarding levels of debt, net worth, cash flows and earnings. The Company met all requirements at June 30, 2002.

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

     A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

                                        Three Months Ended        Nine Months Ended
                                             June 30,                   June 30,
                                         2002         2001         2002         2001
                                      ----------   ----------   ----------   ----------
Basic weighted-average shares             49,855       50,467       49,793       50,159
Effect of dilutive shares:
     Stock options                           691          735          498          743
     Restricted stock                         28           54           15           39
                                      ----------   ----------   ----------   ----------
                                             719          789          513          782
                                      ----------   ----------   ----------   ----------

Diluted weighted-average
   shares                                 50,574       51,256       50,306       50,941
                                      ==========   ==========   ==========   ==========


9.   Income Taxes -

     The Company's effective tax rate was 43% in the first nine months of fiscal 2002 compared to 39.5% in the same period of fiscal 2001. Costs and expenses related to certain foreign locations for which the Company does not receive a tax benefit resulted in the current year estimated effective tax rate of 43%. The two major reasons for the effective tax rate increase are that the Company had larger net operating loss carry forwards from Venezuela in fiscal 2001, and the Company does not receive a tax benefit from the devaluation losses in Argentina and Venezuela.

10.  Interest Rate Risk Management -

     The Company uses derivatives as part of an overall operating strategy to moderate certain financial market risks and its exposure to interest rate risk from long-term debt. To manage this risk, the Company has entered into an interest rate swap to exchange floating rate for fixed rate interest payments over the remaining life of the debt. As of June 30, 2002, the Company had an interest rate swap outstanding with a notional principal amount of $50 million. (See Note 7)

     The Company's accounting policy for these instruments is based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value.

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

11.  Currency Devaluation -

     The uncertainty regarding economic, banking and currency stability continues without improvement in Argentina. The development of a solution to the crisis is uncertain, increasing the potential for additional currency declines in the near term. The Argentine peso currently trades in the range of 3 to 3.6 pesos to one U.S. dollar. The Company has recorded $1.2 million in pre-tax currency devaluation losses related to the peso during the first quarter of fiscal 2002. The Company could be exposed to additional currency losses of between $1 million and $2 million during the remainder of fiscal 2002. The Company currently has one rig under contract and working in Argentina.

     Also, as a result of a severe decline in the value of the Venezuelan bolivar due to political instability and a change in the Venezuelan government's exchange policy, pre-tax currency devaluation losses of $3.1 million and $0.5 million were recorded in the first nine months and the third quarter of fiscal 2002, respectively. Subsequent to June 30, 2002, the bolivar has improved in value relative to the U.S. dollar. Should an additional devaluation of the bolivar occur, the Company could be exposed to additional currency losses of between $0.5 million and $1.4 million during the remainder of fiscal 2002. The Company currently has three rigs under contract and working in Venezuela.

12.  Contingent Liabilities and Commitments -

     Litigation Settlement -

     The Company was a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., a civil action in the United States District Court, Galveston, Texas. In May 2001, the Company reached an agreement in principle with Plaintiff's counsel to settle all claims pending court approval of the settlement. In the third quarter of fiscal 2001, the Company incurred a net charge of $3.25 million to contract drilling expense based on the pending settlement. The Court approved the settlement on April 25, 2002. In June, 2002, the Company paid $10 million to settle all claims in this litigation. The Company was reimbursed $6.75 million in June, 2002 by the Company's insurer.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     Other Matters -

     The Company is a defendant to claims of drainage of gas from two properties that it operates. The royalty owner plaintiffs have filed suit on behalf of themselves and a class of similarly situated royalty owners in two 640 acre spacing units. The plaintiffs allege that the two units have suffered approximately 12 billion cubic feet of gross gas drainage. Although the plaintiffs have not specified in their pleadings the amount of damages alleged, the plaintiffs have orally stated that the royalty owner class has sustained actual damages of approximately $6.2 million exclusive of interest and costs. The Company estimates that the share of such alleged damages attributable to its working interest ownership would total approximately $1.0 million exclusive of interest and costs. Plaintiffs further allege that, as a former operator, the Company is liable for all damages attributable to the drainage. The Company believes that it is liable only for its working interest share of any actual damages attributable to the alleged drainage. In the event that the Company is held liable for the full amount of any actual damages, the Company will seek contribution, indemnification and/or other appropriate relief from all other working interest owners for their portion of the alleged drainage that is attributable to the interest of those other owners.

     The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At June 30, 2002, the Company had commitments outstanding of approximately $170 million for the purchase of drilling equipment.

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

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized financial information of the Company's reportable segments for the nine months ended June 30, 2002, and 2001, is shown in the following table:

                                            External      Inter-        Total        Operating
         (in thousands)                      Sales       Segment        Sales          Profit
----------------------------------------   ----------   ----------    ----------    ----------

         JUNE 30, 2002

         Contract Drilling
          Domestic                         $  251,379   $      682    $  252,061    $   55,709
          International                       109,643           --       109,643        11,840
                                           ----------   ----------    ----------    ----------
                                              361,022          682       361,704        67,549
                                           ----------   ----------    ----------    ----------
         Oil & Gas Operations
          Exploration & Production             80,385           --        80,385         7,696
          Natural Gas Marketing                38,995           --        38,995         1,330
                                           ----------   ----------    ----------    ----------
                                              119,380           --       119,380         9,026
                                           ----------   ----------    ----------    ----------

         Real Estate                            6,649        1,128         7,777         4,073
         Other                                 28,139           --        28,139            --
         Eliminations                              --       (1,810)       (1,810)           --
                                           ----------   ----------    ----------    ----------
            Total                          $  515,190   $       --    $  515,190    $   80,648
                                           ==========   ==========    ==========    ==========


                                            External      Inter-        Total        Operating
         (in thousands)                      Sales       Segment        Sales          Profit
----------------------------------------   ----------   ----------    ----------    ----------

         JUNE 30, 2001

         Contract Drilling
          Domestic                         $  228,769   $    2,331    $  231,100    $   67,995
          International                       114,346           --       114,346        19,311
                                           ----------   ----------    ----------    ----------
                                              343,115        2,331       345,446        87,306
                                           ----------   ----------    ----------    ----------
         Oil & Gas Operations
          Exploration & Production            184,900           --       184,900        95,047
          Natural Gas Marketing                83,661           --        83,661         4,817
                                           ----------   ----------    ----------    ----------
                                              268,561           --       268,561        99,864
                                           ----------   ----------    ----------    ----------

         Real Estate                            8,826        1,159         9,985         5,312
         Other                                 10,839           --        10,839            --
         Eliminations                              --       (3,490)       (3,490)           --
                                           ----------   ----------    ----------    ----------
            Total                          $  631,341   $       --    $  631,341    $  192,482
                                           ==========   ==========    ==========    ==========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized financial information of the Company's reportable segments for the quarters ended June 30, 2002, and 2001, is shown in the following table:

                                            External      Inter-         Total       Operating
         (in thousands)                      Sales        Segment        Sales         Profit
----------------------------------------   ----------   ----------    ----------    ----------

         JUNE 30, 2002

         Contract Drilling
          Domestic                         $   80,586   $      144    $   80,730    $   14,360
          International                        31,380           --        31,380         3,547
                                           ----------   ----------    ----------    ----------
                                              111,966          144       112,110        17,907
                                           ----------   ----------    ----------    ----------

         Oil & Gas Operations
          Exploration & Production             32,538           --        32,538         8,649
          Natural Gas Marketing                13,193           --        13,193          (109)
                                           ----------   ----------    ----------    ----------
                                               45,731           --        45,731         8,540
                                           ----------   ----------    ----------    ----------

         Real Estate                            2,189          368         2,557         1,340
         Other                                 25,581           --        25,581            --
         Eliminations                              --         (512)         (512)           --
                                           ----------   ----------    ----------    ----------
            Total                          $  185,467   $       --    $  185,467    $   27,787
                                           ==========   ==========    ==========    ==========

                                             External     Inter-         Total      Operating
         (in thousands)                       Sales      Segment         Sales        Profit
----------------------------------------   ----------   ----------    ----------    ----------
         JUNE 30, 2001
         Contract Drilling
          Domestic                         $   93,316   $      719    $   94,035    $   30,305
          International                        40,527           --        40,527         7,958
                                           ----------   ----------    ----------    ----------
                                              133,843          719       134,562        38,263
                                           ----------   ----------    ----------    ----------
         Oil & Gas Operations
          Exploration & Production             52,337           --        52,337        23,932
          Natural Gas Marketing                23,508           --        23,508           151
                                           ----------   ----------    ----------    ----------
                                               75,845           --        75,845        24,083
                                           ----------   ----------    ----------    ----------

         Real Estate                            2,250          383         2,633         1,008
         Other                                  5,284           --         5,284            --
         Eliminations                              --       (1,102)       (1,102)           --
                                           ----------   ----------    ----------    ----------
            Total                          $  217,222   $       --    $  217,222    $   63,354
                                           ==========   ==========    ==========    ==========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                  ((Unaudited)

The following table reconciles segment-operating profit per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income (in thousands).

                                                Quarter Ended              Nine Months Ended
                                                  June 30,                     June 30,
                                             2002           2001          2002          2001
                                           ----------    ----------    ----------    ----------

         Segment operating profit          $   27,787    $   63,354    $   80,648    $  192,482

         Unallocated amounts:
          Income from investments              25,555         4,649        28,522        10,203
          General corporate expense            (4,127)       (3,449)      (14,053)      (11,662)
          Interest expense                        684         1,626           (32)          951
          Corporate depreciation                 (509)         (550)       (1,498)       (1,526)
          Other corporate expense                (575)          154        (2,063)         (999)
                                           ----------    ----------    ----------    ----------
             Total unallocated amounts         21,028         2,430        10,876        (3,033)
                                           ----------    ----------    ----------    ----------

         Income before income taxes
         and equity in income of
         affiliates                        $   48,815    $   65,784    $   91,524    $  189,449
                                           ==========    ==========    ==========    ==========

The following table presents revenues from external customers by country based on the location of service provided (in thousands).

                                Quarter Ended          Nine Months Ended
                                  June 30,                  June 30,
                             2002          2001         2002         2001
                           ----------   ----------   ----------   ----------

Revenues:
  United States            $  154,087   $  176,695   $  405,547   $  516,995
  Venezuela                    10,528       11,987       40,746       29,818
  Ecuador                      10,698        9,763       32,908       25,560
  Colombia                      1,915        6,089        7,946       20,155
  Other Foreign                 8,239       12,688       28,043       38,813
                           ----------   ----------   ----------   ----------
   Total                   $  185,467   $  217,222   $  515,190   $  631,341
                           ==========   ==========   ==========   ==========


14.  Impairment -

     Included in depreciation, depletion and amortization for the three and nine month periods ended June 30, 2002 were impairment charges of $2,464,000 and $7,908,000, respectively for proved Exploration and Production properties. After tax, the impairment charges reduced net income by approximately $1,528,000 and $4,903,000 ($0.03 and $0.10 per share) for the three and nine month periods ended June 30, 2002, respectively. Included in depreciation, depletion and amortization for the three and nine month periods ended June 30, 2001 were impairment charges of $642,000 and $4,450,000 for proved Exploration and Production properties. After tax, the impairment charges reduced net income by approximately $398,000 and $2,759,000 ($0.01 and $0.05 per share) for the three and nine month periods ended June 30, 2001, respectively.

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002


RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements, notes and management's narrative analysis contained in the Company's 2001 Annual Report on Form 10-K and the Company's fiscal 2002 First and Second Quarter Report on Form 10-Q and the condensed consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

THIRD QUARTER 2002 VS THIRD QUARTER 2001

The Company reported net income of $28,218,000 ($0.56 per share) from revenues of $185,467,000 for the third quarter ended June 30, 2002, compared to net income of $40,437,000 ($0.79 per share) from revenues of $217,222,000 for the third quarter of the prior fiscal year. Net income in the third quarter of fiscal 2002 included $15,468,000 ($0.30 per share) of after-tax gains from the sale of available-for-sale securities compared to $1,423,000 ($0.03 per share) in the third quarter of fiscal 2001.

OIL & GAS DIVISION

EXPLORATION and PRODUCTION reported operating profit of $8.6 million for the third quarter of fiscal 2002 compared to $23.9 million for the same period of fiscal 2001. Oil & gas revenues decreased to $32.5 million compared with $52.3 million in 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002
                                   (Continued)

Natural gas revenues decreased to $27.7 million from $46.5 million, or 40 percent. The $18.8 million decrease in gas revenues was the result of significantly lower gas prices ($14.4 million decrease) and a 12% decrease in gas volumes ($4.4 million decrease). Natural gas prices averaged $2.94 per mcf and $4.27 per mcf for the third quarter of fiscal 2002 and 2001, respectively, while natural gas volumes averaged 103.5 Mmcf/d and 117.8 Mmcf/d, respectively. Oil revenues decreased to $4.5 million from $5.4 million. The $0.9 million decrease in oil revenues was the result of both lower prices ($0.4 million decrease) and volumes ($0.5 million decrease). Crude oil prices averaged $24.34 per Bbl and $26.12 per Bbl for the third quarter of fiscal 2002 and 2001, respectively, while crude oil volumes averaged 2,044 Bbls/d and 2,224 Bbls/d, respectively.

Exploration expenses were approximately $5.6 million and $9.5 million in the third quarter of fiscal 2002 and 2001, respectively. Dry hole costs were $3.1 million for the quarter compared with $2.6 million in 2001 and impairment of undeveloped leases was $2.4 million compared with $4.2 million in 2001. There were no geophysical expenses in the third quarter of fiscal 2002 compared to $2.7 million in the same period of fiscal 2001. The decreases were the result of reduced exploration activity in fiscal 2002.

Operating expenses decreased to $6.7 million in the third quarter of fiscal 2002 compared to $9.6 million in the same period of fiscal 2001. Lower production taxes of $2.5 million, as the result of lower gas prices than last year's third quarter, was the primary reason for the decrease.

The Company participated in an additional 29 wells during the third quarter, of which 24 were producing, waiting on pipeline connections or completing. Of the 29 wells drilled, 6 were wildcat wells, of which 3 were successful and 3 were dry holes. For the first nine months of fiscal 2002, the Company participated in 51 wells, of which 39 were completed or are completing, and 12 were dry holes. The Company expects to participate in 94 gross wells for the year.

NATURAL GAS MARKETING segment reported an operating loss of $0.1 million in the third quarter of fiscal 2002 compared to an operating profit of $0.4 million in the third quarter of fiscal 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002
                                   (Continued)

DOMESTIC DRILLING

Domestic contract drilling revenues for the third quarter of 2002 and 2001 were $80.6 million and $93.3 million, respectively. Operating profit for the third quarter of fiscal 2002 was $14.4 million, compared with $30.3 million in last year's third quarter. The decrease in operating profit is primarily the result of reduced performance in the Company's land operations. Land dayrates averaged approximately $11,500 per day in the current quarter, compared to $15,000 per day in the third quarter of fiscal 2001. Land rig utilization was 85% and 98% for the third quarter of 2002 and 2001, respectively. The average number of land rigs available in the U.S. has increased 30%, from 44.6 rigs in the third quarter of fiscal 2001, to 58.1 rigs during the current quarter. The increase is due to the additional FlexRigs constructed by the Company over the past year, as well as four rigs moved from international locations to the U.S.

Operating profit from offshore operations decreased approximately 19% in the current quarter compared to the third quarter of fiscal 2001, as rig utilization was 81% and 100% for the third quarter of 2002 and 2001, respectively. Offshore operating profit for the third quarter of 2002 was helped by the commencement of work for the Company's new offshore platform rigs 205 and 206. This improvement was more than offset with two rigs down for the entire quarter, with plans for modification, and another rig going to standby rates for the quarter.

As previously announced, the Company has begun construction of its third series of the H&P-designed FlexRig. The current series of rigs, named FlexRig3, is being assembled in the Company's construction facility in Houston. Two of the new FlexRig3s recently were deployed to the field to commence operations for customers. An additional 23 rigs are scheduled to be completed within the next 12-14 months. The next six FlexRig3s to be completed are already committed to specific customers for work. Rig utilization for all FlexRigs since 1998 have averaged over 95%. Upon the projected completion in late 2003 of the FlexRig3 project, it is estimated that the Company's land rig fleet in the U.S. will total 83 rigs, representing a 43% increase over the 58 rigs available during the current quarter.

INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $3.5 million from $8.0 million. Revenues decreased to $31.4 million from $40.5 milion. The operating profit decrease is due primarily to decreases in Venezuela, Colombia and Equatorial Guinea, partially offset by continued improvement from Ecuador as the result of increased margins. Colombia decreased from three rigs working in the third quarter of 2001 to one rig in the third quarter of fiscal 2002. The one remaining rig in Colombia is scheduled to end its contract in September 2002. The decrease in Venezuela is the result of lower margins compared to last year and in the third quarter of fiscal 2001 there was a one-time contract settlement of $2.0 million

Rig utilization averaged 48% for the current quarter, compared to 60% in the third quarter of 2001. Rig activity continued to be low in all international countries except in Ecuador where the rig utilization averaged 86% for the quarter. Rig activity in Venezuela, where the Company operates 14 of its 33 international rigs, averaged 38% for the quarter.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002
                                   (Continued)

OTHER

Other revenues increased approximately $20.3 million over last year, including a $22.5 million increase in gains from the sale of available-for-sale securities. In the current quarter, the Company sold all of its holdings in Bank One Corporation, Kerr McGee, Oneok and Sun Co. (see note 4). Dividend income decreased $0.4 million for the quarter as compared to the third quarter of 2001. Interest income decreased to $0.2 million compared to $1.4 million in the third quarter of fiscal 2001 as interest rates and average cash invested both decreased in 2002.

Interest expense was a credit of $0.7 million in the third quarter of fiscal 2002 compared to a credit of $1.6 million for the same period of 2001. In 2002, third quarter interest expense included credits for capitalized interest and ad valorem tax settlements of $1.2 million and $0.2 million, respectively. For the same period of 2001, the capitalized interest was $0.4 million and the credit for ad valorem tax settlements was $1.9 million, respectively.

General and administrative expenses increased to $4.1 million from $3.4 million, due to increased professional services, pension expense and administrative labor and benefits.

The company's effective income tax rate increased to 43.5% for the third quarter of fiscal 2002 compared to 39.0% for the same period of 2001. The increase is due primarily to certain costs and expenses related to foreign locations for which the Company does not receive a tax benefit, including currency devaluation losses.

NINE MONTHS ENDED JUNE 30, 2002 VS NINE MONTHS ENDED JUNE 30, 2001

The Company reported net income of $54,694,000 ($1.09 per share) from revenues of $515,190,000 for the nine months ended June 30, 2002, compared with net income of $116,026,000 ($2.28 per share) from revenues of $631,341,000 for the first nine months of the prior fiscal year. Net income in the first nine months of fiscal 2002 and 2001 included $15,792,000 ($0.31 per share) from the sale of investment securities compared with $1,497,000 ($0.03 per share) for the same period of fiscal 2001.

OIL AND GAS DIVISION

EXPLORATION AND PRODUCTION reported an operating profit of $7.7 million for the first nine months of fiscal 2002 compared to $95.0 million for the same period of fiscal 2001. Oil & gas revenues decreased to $80.4 million compared to $184.9 million in 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002
                                   (Continued)

Natural gas revenues decreased to $67.6 million from $166.1 million, or 59 percent. The $98.5 million decrease in gas revenues was the result of significantly lower gas prices ($90.4 million decrease) and a 10% decrease in gas volumes ($8.1 million decrease). Natural gas prices averaged $2.34 per mcf and $5.16 per mcf for the first nine months of fiscal 2002 and 2001 respectively. Natural gas volumes averaged 105.5 Mmcf/d and 117.5 Mmcf/d, respectively. Oil revenues decreased to $12.0 million from $18.0 million. The $6.0 million decrease in oil revenues was the result of both lower prices ($4.5 million decrease) and volumes ($1.5 million decrease). Crude oil prices averaged $21.33 per Bbl and $28.65 per Bbl for the nine months of fiscal 2002 and 2001, respectively. Crude oil volumes averaged 2,052 Bbls/d and 2,303 Bbls/d, respectively.

Exploration expenses were approximately $16.8 million and $31.3 million in the first nine months of fiscal 2002 and 2001, respectively. A decrease in exploration activity in 2002, as a result of lower gas prices, is the primary reason for the $14.5 million decrease in exploration expenses. Dry hole costs were $6.8 million for the first nine months of fiscal 2002 compared to $14.1 million in the same period of 2001. Impairment of undeveloped leases and geophysical expense were $8.6 million and $1.4 million, respectively, in the first nine months of fiscal 2002 compared to $11.2 million and $6.0 million, respectively, in the same period of fiscal 2001.

Operating expenses for the first nine months of fiscal 2002 were $21.9 million compared to $28.8 million in the same period of fiscal 2001. The $6.9 million decrease is primarily the result of decreased production taxes in 2002 due to significantly lower commodity prices in the first nine months of fiscal 2002 compared to the same period in 2001.

Depreciation, depletion and amortization expense was $30.7 million for the first nine months of fiscal 2002 compared to $26.1 million in the same period of 2001. Impairment charges for producing properties of $7.9 million and $4.5 million were included in these respective amounts. After-tax, the impairment charge reduced net income in 2002 and 2001 by approximately $4.9 million ($0.10 per share) and $2.8 million ($0.05 per share), respectively. The remaining increase of $1.2 million is due to higher depreciation rates as the result of lower reserves at September 30, 2001.

NATURAL GAS MARKETING segment reported an operating profit of $1.3 million for the first nine months of fiscal 2002 compared to $4.8 million in the same period of fiscal 2001. The significant decrease is the result of very favorable spot market prices in the first quarter of fiscal 2001, as gas prices were increasing dramatically. Those same conditions did not occur during the first nine months of fiscal 2002.

DOMESTIC DRILLING

Domestic Drilling's operating profit was $55.7 million and $68.0 million for the first nine months of fiscal 2002 and fiscal 2001, respectively. Revenues for the same periods were $251.4 million and $228.8, respectively. The decrease in operating profit is due

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002
                                   (Continued)

primarily to reduced performance in land operations, with average revenue per day of approximately $12,600 in the first nine months of fiscal 2002, compared with $15,420 in the same period of fiscal 2001. Land rig utilization was 83% and 95% for the first nine months of fiscal 2002 and 2001, respectively. Operating profit from offshore operations was down 3% for the first nine months of fiscal 2002, compared to the same period in fiscal 2001. Offshore rig utilization was 90% and 97% for the same periods, respectively.

Although land dayrates are still soft and difficult to predict in future months, there are signs that they are stabilizing, if commodity prices stay at present levels. Rig utilization for both land and offshore operations should remain at third quarter levels in the fourth quarter, as the two new platform rigs 205 and 206 will work a full quarter.

INTERNATIONAL DRILLING

International Drilling's operating profit decreased to $11.8 million from $19.3 million. Revenues decreased to $109.6 from $114.3 million. The decrease in operating profit is due primarily to a 15% reduction in revenue days and currency devaluation losses in Venezuela and Argentina. Operating profit in Colombia decreased $4.9 million in the first nine months of fiscal 2002 compared to the same period of 2001 as there was one rig working in 2002 and an average of 3.4 rigs in 2001. Equatorial Guinea operating profit decreased $1.2 million due to an increase in operating expenses. Operating profit in Ecuador increased $4.6 million for the first nine months of 2002 compared to the same period in 2001 as revenue per day increased by 25%.

In Argentina, operating profit decreased $2.3 million in 2002 compared with 2001 as the average rigs working decreased from 2.8 rigs in the first nine months of 2001 to 1.3 rigs in 2002. Argentina also recorded a currency devaluation loss of $1.2 million in the first nine months of fiscal 2002 due to devaluation of the Argentina peso. Although some stability has been achieved, there is still significant uncertainty regarding economic, banking and currency stability.

Operations in Venezuela incurred currency valuation losses in the first nine months of fiscal 2002 of $3.1 million compared to $0.6 million in the same period of fiscal 2001. The severe decline in the value of the Venezuelan Bolivar relative to the U.S. dollar is the result of a change in the government's exchange policy and general instability in the country. Should additional devaluation of the bolivar occur, the Company could be exposed to additional currency losses of between $0.5 million and $1.4 million during the remainder of fiscal 2002.

OTHER

Other revenues increased approximately $17 million in the first nine months of 2002 compared to the same period of 2001. Gains from the sale of available-for-sale securities in the first nine months of 2002 were $25.4 million compared to $2.6 million in the same period of 2001. Dividend income decreased from $3.1 million in 2001 to $1.8 million in 2002 as the result of reduced equity holdings and lower money market investments in fiscal 2002. Interest income was $1.3 million in the first nine months of fiscal 2002 compared to $4.5 million in the same period of 2001. The decrease is the result of lower interest rates and decreased cash balances in fiscal 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2002
                                   (Continued)

Interest expense for the first nine months of fiscal 2001 was a credit of $1.0 million compared with an expense of $32,000 in fiscal 2002. In the first nine months of fiscal 2002, interest expense included credits for capitalized interest and ad valorem tax settlements of $1.8 million and $0.3 million, respectively. For the same period of fiscal 2001, the credits were $0.8 million and $2.3 million, respectively.

General and administrative expense increased from $11.7 million in the first nine months of fiscal 2001 to $14.1 million in the same period of fiscal 2002. The increase is related to labor and employee benefits, advertising costs, professional services related to establishing the Company's Exploration & Production Division as a separate public entity, and pension expense.

The Company's effective income tax rate increased to 43.0% for the nine months compared to 39.9% for the first nine months of fiscal 2001. The increase is due primarily to certain costs and expenses related to foreign locations for which the Company does not receive a tax benefit, including currency devaluation losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $145.2 million for the first nine months of fiscal 2002, compared with $211.3 million for the same period in 2001. The decrease in cash flows was primarily the result of significantly lower cash flow from the Exploration and Production segment due to decreased commodity prices. Capital expenditures were $257.5 million and $186.7 million for the first nine months of 2002 and 2001, respectively. The increase is primarily the result of new rig construction in the Company's U.S. land operations.

The Company anticipates capital expenditures to be approximately $350 million for fiscal 2002. Internally generated cash flows are projected to be approximately $200 million for fiscal 2002 and cash balances were $48 million at June 30, 2002. The Company's indebtedness totaled $50 million as of June 30, 2002, as described in Note 7 to the Consolidated Financial Statements. To help finance the future capital expenditure requirements, the Company is currently negotiating a $200 million intermediate term debt facility. This facility will provide for staged maturities from 5 to 12 years. The Company expects to finalize this facility in mid-August 2002. To provide short-term flexibility, the Company increased its revolving bank lines of credit to a total of $175 million. (see Note 7)

In the third quarter of fiscal 2002, the Company sold its remaining shares in Bank One Corporation (175,000 shares), Kerr McGee (150,000 shares), Oneok (450,000 shares) and Sun Co. (312,546 shares) for total proceeds of approximately $36.8 million. The Company's remaining stock portfolio has a market value of approximately $180 million.

There were no other significant changes in the Company's financial position since September 30, 2001.

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                  June 30, 2002


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

Exhibit
Number         Description
-------        -----------

 10.1          Form of Director Nonqualified Stock Option Agreement Under 2000
               Helmerich & Payne, Inc. Stock Incentive Plan

 10.2          Form of Change of Control Agreement for Helmerich & Payne
               Exploration and Production Employees

 10.3          Form of Change of Control Agreement for Helmerich & Payne
               Drilling Employees

 10.4 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co.,
               Helmerich & Payne, Inc., and Bank One, Oklahoma, N.A.

 10.5          Credit Agreement, dated as of July 16, 2002, among Helmerich &
               Payne International Drilling Co., Helmerich & Payne, Inc., The
               Several Lenders From Time to Time Party Hereto, and Bank of
               Oklahoma, National Association

                           PART II. OTHER INFORMATION
                             HELMERICH & PAYNE, INC.
                                  June 30, 2002
                                   (continued)

         (b)      Reports on Form 8-K

For the three months ended June 30, 2002, registrant furnished, on April 24, 2002, one form 8-K reporting under Item 9, Regulation FD Disclosure, attaching a press release announcing results of operations and certain supplemental information, including financial statements.

                                   SIGNATURES

                             HELMERICH & PAYNE, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ HANS HELMERICH                              /s/ DOUGLAS E. FEARS
------------------------------                  -------------------------------
Hans Helmerich                                  Douglas E. Fears
Chief Executive Officer                         Chief Financial Officer
August 14, 2002                                 August 14, 2002



                    Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Helmerich & Payne, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Hans Helmerich, as Chief Executive Officer of the Company, and Douglas E. Fears, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

         (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ HANS HELMERICH                              /s/ DOUGLAS E. FEARS
------------------------------                  -------------------------------
Hans Helmerich                                  Douglas E. Fears
Chief Executive Officer                         Chief Financial Officer
August 14, 2002                                 August 14, 2002

                                  EXHIBIT INDEX


The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such. If not so indicated, such exhibits are filed herewith.

Exhibit
Number            Description
-------           -----------
  10.1            Form of Director Nonqualified Stock Option Agreement Under
                  2000 Helmerich & Payne, Inc. Stock Incentive Plan

  10.2            Form of Change of Control Agreement for Helmerich & Payne
                  Exploration and Production Employees

  10.3            Form of Change of Control Agreement for Helmerich & Payne
                  Drilling Employees

  10.4            Second Amendment to Credit Agreement, dated as of July 16,
                  2002, by and among Helmerich & Payne International Drilling
                  Co., Helmerich & Payne, Inc., and Bank One, Oklahoma, N.A.

  10.5            Credit Agreement, dated as of July 16, 2002, among Helmerich &
                  Payne International Drilling Co., Helmerich & Payne, Inc., The
                  Several Lenders From Time to Time Party Hereto, and Bank of
                  Oklahoma, National Association