Form 10-K/A
period 2001-09-30
HELMERICH & PAYNE INC
filed 2002-08-16
CIK 46765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 2
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2001 -- Parts I, II, and IV.

(2) Proxy Statement for Annual Meeting of Security Holders to be held March 6, 2002 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Registrant's September 30, 2001 Annual Report is amended to:

         1. Include additional information in "Item 2. PROPERTIES" about the Registrant's Significant Properties in its Oil and Gas Division.

         2. Modify Note 15 "Supplementary Financial Information for Oil and Gas Producing Activities" of the financial statements. Certain operating costs that do not relate to the cost of producing reserves have been removed from Production costs in the Results of Operations from Oil and Gas Producing Activities in Note 15. The increase to the Results of Operations, net of income tax expense, in Note 15 is $3,349, $2,472 and $2,266 in 2001, 2000, and 1999,
respectively. This adjustment made to Note 15 has no affect on net income or earnings per share for the three years ended September 30, 2001, 2000 and 1999.

These two changes are done in connection with the proposed spin off of the oil and gas exploration and production and gas marketing business to Cimarex Energy Co. and the proposed merger of Cimarex Energy Co. with Key Production Company.


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

         Significant Properties

         The following six gas fields represent significant production areas for Registrant and accounted for approximately 47% of total oil and gas revenues and 51% of total gas reserves at September 30, 2001:

                  Hugoton field, located in southwest Kansas, has 348 producing wells and 19 proved undeveloped locations. For the year ending September 30, 2001, revenues from this field were 14.8% of total gas revenues. Reserves from this field represented 26.1% of total gas reserves at September 30, 2001. Registrant operates 309 of the producing wells with an average ownership of 68.0% and has a working interest in 39 non-operated wells with an average ownership of 20.6%.

                  Dixieland field, located in west Texas, has 5 producing wells and no proved undeveloped locations. For the year ending September 30, 2001, revenues from this field were 12.2% of total gas revenues. Reserves from this field represented 8.1% of total gas reserves at September 30, 2001. Registrant operates all of the wells with an average ownership of 99.7%.

                  Hammon field, located in western Oklahoma, has 103 producing wells and 7 proved undeveloped locations. For the year ending September 30, 2001, revenues from this field were 5.3% of total gas revenues. Reserves from this field represented 5.7% of total gas reserves at September 30, 2001. Registrant operates 32 of the producing wells with an average ownership of 54.6% and has a working interest in 71 non-operated wells with an average ownership of 18.6%.

                  Hemphill field, located in the Texas panhandle, has 32 producing wells and 2 proved undeveloped locations. For the year ending September 30, 2001, revenues from this field were 3.3% of total gas revenues. Reserves from this field represented 4.3% of total gas reserves at September 30, 2001. Registrant operates 24 of the producing wells with a 100% ownership and has a working interest in 8 non-operated wells with an average ownership of 50.0%.

                  Ashland field, located in southeast Oklahoma, has 65 producing wells and 22 proved undeveloped locations. For the year ending September 30, 2001, revenues from this field were 4.7% of total gas revenues. Reserves from this field represented 4.1% of total gas reserves at September 30, 2001. Registrant operates 21 of the producing wells with an average ownership of 84.3% and has a working interest in 44 non-operated wells with an average ownership of 33.0%.

                  Kiowa field, located in southwest Oklahoma, has 24 producing wells and no proved undeveloped locations. For the year ending September 30, 2001, revenues from this field were 12.1% of total gas revenues. Reserves from this field represented 3.1% of total gas reserves at September 30, 2001. Registrant operates 18 of the producing wells with an average ownership of 82.6% and has a working interest in 6 non-operated wells with an average ownership of 14.9%.

         Oil revenues represent approximately 10% of Registrant's total oil and gas revenues. Two secondary oil properties comprised approximately 58% of total oil reserves at September 30, 2001. One property, the Pleasant Prairie Unit is located in western Kansas with an ownership of 48.6% and is Company operated. The other property, the Denver Unit, located in west Texas, is non-operated with an ownership of 1%.

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
    John D. Zeglis, Director                 Douglas E. Fears
    Date:  December 27, 2001                 (Principal Financial Officer)
                                             Date:  December 27, 2001

By  Gordon K. Helm
    -----------------------------------
    Gordon K. Helm, Controller
    (Principal Accounting Officer)
    Date:  December 27, 2001



                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Amendment No. 2 to the Annual Report of Helmerich & Payne, Inc. (the "Company") on Form 10-K/A for the period ending September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Hans Helmerich, as Chief Executive Officer of the Company, and Douglas E. Fears, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

         (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Hans Helmerich
-----------------------
Hans Helmerich
Chief Executive Officer
August 16, 2002


/s/   Douglas E. Fears
-----------------------
Douglas E. Fears
Chief Financial Officer
August 16, 2002

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