Form 10-K
period 2002-09-30
HELMERICH & PAYNE INC
filed 2002-12-23
CIK 46765

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 OR

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At December 13, 2002, the aggregate market value of the voting stock held by non-affiliates was $1,412,972,260.

Number of shares of common stock outstanding at December 13, 2002: 50,013,769.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents                                               10-K Parts
---------                                               ----------
(1) Annual Report to Stockholders for the fiscal
year ended September 30, 2002                           Parts I, II, and IV

(2) Proxy Statement for Annual Meeting of Stockholders
to be held March 5, 2003                                Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------
THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT INCLUDING ITEM 1 OF PART 1. BUSINESS "REGULATIONS, HAZARDS AND RISKS", AS WELL AS IN MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 23 THROUGH 39 OF THE COMPANY'S ANNUAL REPORT TO THE STOCKHOLDERS FOR FISCAL 2002. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------
Helmerich & Payne, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. The Company is primarily engaged in contract drilling of oil and gas wells for others. The contract drilling business accounts for the major portion of its operating revenues. The Company is also engaged in the ownership, development, and operation of commercial real estate.

The Company is organized into two separate autonomous operating entities being contract drilling and real estate. Both businesses operate independently of the other. Both the contract drilling and real estate businesses are conducted through wholly-owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, data processing, budgeting, insurance, cash management, and related activities.

The Company's domestic contract drilling is conducted primarily in Oklahoma, Texas, Wyoming, and Louisiana, and offshore from platforms in the Gulf of Mexico and offshore California. The Company has also operated during fiscal 2002 in six international locations: Venezuela, Ecuador, Colombia, Argentina, Bolivia and Equatorial Guinea.

The Company's real estate investments are located in Tulsa, Oklahoma, where the Company has its executive offices.

Prior to October 1, 2002, the Company was engaged in the exploration, production and sale of crude oil and natural gas business ("exploration and production business"). During fiscal 2002, the Company transferred assets and liabilities of the exploration and production business to its wholly-owned subsidiary, Cimarex Energy Co. On September 30, 2002, the Company distributed the common stock of Cimarex Energy Co. to the Company's stockholders and completed a merger of Key Production Company, Inc. with a subsidiary of Cimarex Energy Co. See pages 5 through 6 of this report for a more detailed discussion of the spin-off and merger.

CONTRACT DRILLING
--------------------------------------------------------------------------------
The Company believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Company specializes primarily in deep drilling in major gas producing basins of the United States and in drilling for oil and gas in remote international areas. For its international operations, the Company operates certain rigs which are transportable by helicopter. In the United States, the Company draws its customers primarily from the major oil companies and the larger independents. In South America, the Company's current customers include the Venezuelan state petroleum company and major international oil companies.

In fiscal 2002, the Company received approximately 70% of its consolidated revenues from the Company's ten largest contract drilling customers. BP plc, Shell Oil Company and ExxonMobil Corporation, including their affiliates, are the Company's three largest contract drilling customers. The Company performs drilling services for BP plc, Shell Oil Company and ExxonMobil Corporation on a world-wide basis. Revenues from drilling services performed for BP plc, Shell Oil Company and ExxonMobil Corporation in fiscal 2002 accounted for approximately 16%, 15% and 12%, respectively, of the Company's consolidated revenues from continuing operations for the same period. While the Company believes that its relationship with all of these customers is good, the loss of BP plc, Shell Oil Company and ExxonMobil Corporation or a loss of one or more of its larger customers would have a material adverse effect on the drilling subsidiary and the Company.

The Company provides drilling rigs, equipment, personnel, and camps on a contract basis. These services are provided so that the Company's customers may explore for and develop oil and gas from onshore areas and from fixed platforms, tension leg platforms and spars in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. A helicopter rig is one that can be disassembled into component part loads of approximately 4,000-20,000 pounds and transported to remote locations by helicopter, cargo plane, or other means. Conversely, a platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, the Company operates self-moving minimum space platform drilling rigs and drilling rigs to be used on tension leg platforms and spars. The minimum space rig is designed to be moved without the use of expensive derrick barges. The tension leg platforms and spars allow drilling operations to be conducted in much deeper water than traditional fixed platforms.

The Company's workover rigs are equipped with engines, drawworks, a mast, pumps, and blowout preventers. A workover rig is used to complete a new well after the hole has been drilled by a drilling rig, and to remedy various downhole problems that occur in producing wells.

During fiscal 1998, the Company put to work a new generation of six highly mobile/depth flexible rigs (individually the "FlexRig"(TM)). The FlexRig has been able to significantly reduce average rig move times compared to similar depth rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. During fiscal 2000, the Company ordered 12 new FlexRigs at an approximate cost of between $7,500,000 and $8,250,000 each. The Company took delivery of 10 new FlexRigs through calendar 2001. During fiscal 2001, the Company ordered an additional 25 new FlexRigs at an approximate cost of $11,000,000 each. These new rigs, known as "FlexRig3", are the next generation of FlexRigs which incorporate new drilling technology and new environmental and safety design. This new design includes integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor for the enabling of simultaneous crew activities. The Company took delivery of eight FlexRig3 rigs as of the end of September, 2002. The remaining FlexRig3 rigs are expected to be delivered by the end of fiscal 2003. The FlexRig3's will be available for work in the Company's domestic and international drilling operations.

The Company's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. Most of the contracts are performed on a "daywork" basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination "footage" and "daywork" basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Company has previously accepted "turnkey" contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. The Company did not accept any "footage" or "turnkey" contracts during fiscal 2002. The Company believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Company's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

While current fixed term contracts are for one to five year periods, some fixed term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer. In most instances contracts provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. See Regulations, Hazards and Risks on page 4 of this report.

DOMESTIC DRILLING
--------------------------------------------------------------------------------
The Company believes it is a major land and offshore platform drilling contractor in the domestic market. At the end of September, 2002, the Company had 78 of its rigs (66 land rigs and 12 platform rigs) available for work in the United States and had management contracts for three customer-owned rigs. The 19 rig increase from fiscal 2001 to 2002 is due to the delivery of 13 new FlexRigs, transfer of four rigs from the Company's international operations, and the construction of two self-moving platform rigs.

While the Company commenced drilling operations in the Gulf of Mexico with two new self-moving platform rigs, the Company stacked five platform rigs during fiscal 2002.

INTERNATIONAL DRILLING
--------------------------------------------------------------------------------
The Company's international drilling operations began in 1958 with the acquisition of the Sinclair Oil Company's drilling rigs in Venezuela. Helmerich & Payne de Venezuela, C.A., a wholly owned subsidiary of the Company, is one of the leading drilling contractors in Venezuela. Beginning in 1972, with the introduction of its first helicopter rig, the Company expanded into other Latin American countries.

Venezuelan operations continue to be a significant part of the Company's operations. At the end of fiscal 2002, the Company owned and operated 14 land drilling rigs in Venezuela with a utilization rate of approximately 41% for the fiscal year. The Company worked for the Venezuelan state petroleum company during fiscal 2002, and revenues from this work accounted for approximately 4.6% of the Company's consolidated revenues from continuing operations during the fiscal year. In addition, the Company has performed contract drilling services in Venezuela for two independent oil companies during fiscal 2002.

The Company's rig utilization rate in Venezuela has increased from approximately 37% during fiscal 2001 to approximately 41% in fiscal 2002. Even though the Company is, at this time, unable to predict future fluctuations in its utilization rates during fiscal 2003, the Company believes that the prospects are good for returning at least five of its idle rigs back to work in Venezuela during fiscal 2003.

During fiscal 2002, one rig was moved into Ecuador from the United States. At the end of fiscal 2002, the Company owned and operated eight rigs in Ecuador. The Company's utilization rate was approximately 93% during fiscal 2002. Revenues generated by Ecuadorian drilling operations contributed approximately 8.89% of the Company's consolidated revenues from continuing operations. The contracts are with large international oil companies.

During fiscal 2002, the Company owned and operated three drilling rigs in Colombia. The Company's utilization rate in Colombia was approximately 31% during fiscal 2002. The revenues generated by Colombian drilling operations contributed approximately 1.87% of the Company's consolidated revenues in fiscal 2002 from continuing operations. The Company is not presently operating any rigs in Colombia, but expects to resume drilling operations with one rig in January, 2003.

In addition to its operations in Venezuela, Ecuador and Colombia, the Company in fiscal 2002 owned and operated six rigs in Bolivia and two rigs in Argentina. However, at the end of fiscal 2002, only one rig was operating in Bolivia and no rigs were operating in Argentina. During fiscal 2002, the Company continued operations under a management contract for a customer-owned platform rig located offshore Equatorial Guinea.

COMPETITION
--------------------------------------------------------------------------------
The contract drilling business is highly competitive. Competition in contract drilling involves such factors as price, rig availability, efficiency, condition of equipment, reputation, operating safety and customer relations. Competition is primarily on a regional basis and may vary significantly by region at any particular time. Land drilling rigs can be readily moved from one region to another in response to changes in levels of activity, and an oversupply of rigs in any region may result.

Although many contracts for drilling services are awarded based solely on price, the Company has been successful in establishing long-term relationships with certain customers which have allowed the Company to secure drilling work even though the Company may not have been the lowest bidder for such work. The Company has continued to attempt to differentiate its services based upon its engineering design expertise, operational efficiency, safety and environmental awareness. This strategy is less effective when lower demand for drilling services intensifies price competition and makes it more difficult or impossible to compete on any other basis than price.

REGULATIONS, HAZARDS AND RISKS
--------------------------------------------------------------------------------
The drilling operations of the Company are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas. The Company's offshore platform drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels.

The Company believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage, workers compensation and employer's liability. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally indemnified under its drilling contracts from this risk. The majority of the Company's insurance coverage has been purchased through fiscal 2003; however, rates and deductibles increased substantially for a number of coverages due to general hardening in the energy insurance market. In view of these present conditions, no assurance can be given that all or a portion of the Company's coverage will not be cancelled during fiscal 2003 or that insurance coverage will continue to be available at rates considered reasonable.

The Company's operations can be materially affected by low oil and gas prices. The Company believes that any significant reduction in oil and gas prices could result in a corresponding decline in demand for the Company's services. Any prolonged reduction in demand for the Company's services could have a material and adverse effect on the Company.

International operations are subject to certain political, economic, and other uncertainties not encountered in domestic operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company's operations or on the ability of the Company to continue operations in certain areas. Because of the impact of local laws, the Company's future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Company holds only a minority interest, or pursuant to arrangements under which the Company conducts operations under contract to local entities. While the Company believes that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on the Company's operations or revenues, there can be no assurance that the Company will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Company. The Company further attempts to minimize the potential impact of such risks by operating in more than one geographical area.

During fiscal 2002, approximately 27% of the Company's consolidated revenues from continuing operations were generated from the international contract drilling business. Approximately 91% of the international revenues were from operations in South America and approximately 67% of South American revenues were from Venezuela and Ecuador. Based upon current information, the Company believes that exposure to potential losses from currency devaluation is minimal in Colombia, Ecuador and Bolivia. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

In January, 2002, Argentina suffered a 60% devaluation of the peso. The Argentine government required that all payments under all contracts were to be immediately converted to Argentine pesos and that contracting parties would share in the currency losses. The Company recorded a currency loss of US$1,200,000 in the first quarter of the fiscal year 2002 to recognize the loss of value in its accounts receivable. The Company has completed negotiations with its customers and has secured agreements that limit the portion of the accounts receivable that will be paid in pesos with the balance of such accounts receivable to be paid in U.S. dollars. Based upon such agreements, the Company does not expect significant Argentine currency losses in fiscal 2003.

In Venezuela, approximately 60% of the Company's invoice billings are in U.S. dollars and 40% are in the local currency, the bolivar. The Company is exposed to risks of currency devaluation in Venezuela as a result of bolivar receivable balances and necessary bolivar cash balances. From August of 2001 to August of 2002, there was a 92% devaluation of the bolivar. As a result, the Company experienced a US$4,393,000 devaluation loss. The Company is unable to predict future devaluation in Venezuela. In the event that fiscal 2003 activity levels are similar to fiscal 2002 and if a 25% to 100% devaluation would occur, the Company could experience potential currency devaluation losses ranging from approximately US$1,700,000 to US$4,200,000.

Recent events in Venezuela have created greater governmental instability. In the event that labor strikes continue or turmoil increases, the Company could experience shortages in material and supplies necessary to operate some or all of its Venezuelan drilling rigs.

During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company's loss of all or a portion of its assets and business in Venezuela.

Many aspects of the Company's operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Company is indemnified under drilling contracts from liability arising from pollution, except in certain cases of surface pollution. However, the enforceability of indemnification provisions in foreign countries may be questionable.

The Company believes that it is in substantial compliance with all legislation and regulations affecting its operations in the drilling of oil and gas wells and in controlling the discharge of wastes. To date, compliance has not materially affected the capital expenditures, earnings, or competitive position of the Company, although these measures may add to the costs of operating drilling equipment in some instances. Additional legislation or regulation may reasonably be anticipated, and the effect thereof on operations cannot be predicted.

EXPLORATION AND PRODUCTION
--------------------------------------------------------------------------------
On February 23, 2002, the Company and Key Production Company, Inc. entered into an Agreement and Plan of Merger and related agreements, including a Distribution Agreement between the Company and Cimarex Energy Co. The agreements provided for the consolidation of the Company's exploration and production business under

Cimarex Energy Co.; the distribution of Cimarex Energy Co. common stock to the Company's stockholders; and the merger of Key Production Company, Inc. with a subsidiary of Cimarex Energy Co.

As a part of this transaction, Cimarex Energy Co. agreed to defend and indemnify the Company against all losses or liabilities arising out of or related to the exploration and production business that was transferred by the Company to Cimarex Energy Co. In July of 2002, the Company obtained a Private Letter Ruling from the Internal Revenue Service to the effect that the contribution and transfer of the assets and liabilities of the Company's exploration and production business to Cimarex Energy Co. and the distribution by the Company of all the shares of Cimarex Energy Co. common stock to the holders of the Company's common stock would generally be treated as a tax-free transaction for U.S. federal income tax purposes.

On September 30, 2002, the Company's distribution of Cimarex Energy Co. common stock and the subsequent merger of Key Production Company, Inc. was completed. Upon completion of the merger, approximately 65.25% of the Cimarex Energy Co. common stock on a diluted basis was held by former stockholders of the Company. Subsequent to this transaction, the Company and its subsidiaries will continue to own and operate the contract drilling and real estate businesses, and Cimarex Energy Co. will be a separate, publicly-traded company that will own and operate the exploration and production business. The Company does not own any common stock of Cimarex Energy Co.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------
The Company's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of fourteen separate buildings, with parking and other common facilities covering an area of approximately 30 acres. These buildings provide approximately 405,709 square feet of net leasable retail sales and storage space (80% of which is currently leased) and approximately 18,590 square feet of net leasable general office space (99% of which is currently leased). Approximately 24% of the general office space is occupied by the Company's real estate operations. Occupancy in the Shopping Center has decreased from 97% in fiscal 2001 to 80% in fiscal 2002 due to the closing of a large department store. In calendar 2003, the Company intends to renovate the vacated department store space containing approximately 75,000 square feet and convert such space to multi-tenant specialty store use. In March of 2002, an eight-story medical office building containing approximately 76,000 square feet of net leasable space and located in Utica Square was demolished. The Company is currently redeveloping the site. The new development is expected to include two new upscale restaurants and additional customer parking.

At the end of the 2002 fiscal year, the Company owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Three of the Company's units are currently leased.

The Company owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office space. This building houses the Company's principal executive offices.

The Company also owns and leases to third-parties multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 100%. The Company also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

At the end of fiscal 2002, the Company owned approximately 235.2 acres in Southpark consisting of approximately 225.1 acres of undeveloped real estate (net of the 2.87 acre sale and condemnation proceeding described below) and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Present occupancy is 93%. The Company believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. However, no development plans are currently pending.

In April of 2002, the Company sold approximately 2.87 acres of undeveloped land in Southpark for $437,325.

The Company is a party to a condemnation proceeding initiated during fiscal 2000 by the Oklahoma Department of Transportation ("ODOT") which seeks to acquire approximately 15.14 acres of undeveloped real property adjacent to a major expressway in Southpark. This matter was settled in fiscal 2002 subject to the execution of a mutually acceptable journal entry of judgment. As a result of the settlement, the Company will be required to reimburse $275,000 of the $2,800,000 purchase price previously paid by ODOT.

The Company also owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has decreased from 94% to 80% during fiscal 2002. The Company also owns a twelve-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2002, occupancy has increased from 93% to 96%.

The Company also owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 2002, occupancy has remained at 94%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 2002, occupancy has remained at 17%.

COMPETITION
--------------------------------------------------------------------------------
The Company has numerous competitors in the multi-tenant leasing business. The size and financial capacity of these competitors range from one property sole proprietors to large international corporations. The primary competitive factors include price, location and configuration of space. The Company's competitive position is enhanced by the location of its properties, its financial capability and the long-term ownership of its properties. However, many competitors have financial resources greater than the Company and have more contemporary facilities.

FINANCIAL
--------------------------------------------------------------------------------
Information relating to Revenue and Operating Profit by Business Segments may be found on pages 64 through 66 of the Company's Annual Report to the Stockholders for fiscal 2002 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is incorporated herein by reference.

EMPLOYEES
--------------------------------------------------------------------------------
The Company had 2,872 employees within the United States (13 of which were part-time employees) and 803 employees in international operations as of September 30, 2002.

Item 2. PROPERTIES

CONTRACT DRILLING
--------------------------------------------------------------------------------
The following table sets forth certain information concerning the Company's domestic drilling rigs as of September 30, 2002:


        Rig     Registrant's              Optimum Working               Present
Designation     Classification             Depth in Feet                Location
        158     Medium Depth                  10,000                   Oklahoma
        110     Medium Depth                  12,000                      Texas
        156     Medium Depth                  12,000                      Texas
        159     Medium Depth                  12,000                    Wyoming
        141     Medium Depth                  14,000                      Texas
        142     Medium Depth                  14,000                      Texas
        143     Medium Depth                  14,000                      Texas
        145     Medium Depth                  14,000                      Texas
        155     Medium Depth                  14,000                      Texas
         96     Medium Depth                  16,000                   Oklahoma
        118     Medium Depth                  16,000                      Texas
        119     Medium Depth                  16,000                      Texas
        120     Medium Depth                  16,000                      Texas
        146     Medium Depth                  16,000                      Texas
        147     Medium Depth                  16,000                      Texas
        154     Medium Depth                  16,000                    Wyoming
        162     Medium Depth                  18,000                      Texas
        164     Medium Depth (FlexRig 1)      18,000                      Texas
        165     Medium Depth (FlexRig 1)      18,000                      Texas
        166     Medium Depth (FlexRig 1)      18,000                      Texas
        167     Medium Depth (FlexRig 1)      18,000                   Oklahoma
        168     Medium Depth (FlexRig 1)      18,000                      Texas
        169     Medium Depth (FlexRig 1)      18,000                      Texas
        108     Medium Depth (platform)       18,000                      Texas
        178     Medium Depth (FlexRig 2)      18,000                      Texas
        179     Medium Depth (FlexRig 2)      18,000                    Wyoming
        180     Medium Depth (FlexRig 2)      18,000                       Utah
        181     Medium Depth (FlexRig 2)      18,000                      Texas
        182     Medium Depth (FlexRig 2)      18,000                      Texas
        183     Medium Depth (FlexRig 2)      18,000                      Texas
        184     Medium Depth (FlexRig 2)      18,000                      Texas
        185     Medium Depth (FlexRig 2)      18,000                      Texas
        186     Medium Depth (FlexRig 2)      18,000                      Texas
        187     Medium Depth (FlexRig 2)      18,000                      Texas
        188     Medium Depth (FlexRig 2)      18,000                      Texas
        189     Medium Depth (FlexRig 2)      18,000                   Oklahoma
        210     Medium Depth (FlexRig 3)      18,000                      Texas
        211     Medium Depth (FlexRig 3)      18,000                      Texas
        212     Medium Depth (FlexRig 3)      18,000                      Texas
        213     Medium Depth (FlexRig 3)      18,000                      Texas

        Rig     Registrant's              Optimum Working               Present
Designation     Classification             Depth in Feet                Location
        214     Medium Depth (FlexRig 3)      18,000                      Texas
        215     Medium Depth (FlexRig 3)      18,000                      Texas
        216     Medium Depth (FlexRig 3)      18,000                      Texas
        217     Medium Depth (FlexRig 3)      18,000                      Texas
         79     Deep                          20,000                  Louisiana
         80     Deep                          20,000                   Oklahoma
         89     Deep                          20,000                      Texas
         91     Deep (platform)               20,000                  Louisiana
         92     Deep                          20,000                   Oklahoma
         94     Deep                          20,000                      Texas
         98     Deep                          20,000                   Oklahoma
        122     Deep                          20,000                  Louisiana
        203     Deep (platform)               20,000         Offshore Louisiana
        205     Deep (platform)               20,000         Offshore Louisiana
        206     Deep (platform)               20,000         Offshore Louisiana
         97     Deep                          26,000                      Texas
         99     Deep                          26,000                      Texas
        137     Deep                          26,000                      Texas
        149     Deep                          26,000                      Texas
        170     Deep (Heli Rig)               26,000                      Texas
        191     Deep                          26,000                      Texas
        192     Deep                          26,000                      Texas
         72     Very Deep                     30,000                  Louisiana
         73     Very Deep                     30,000                      Texas
        100     Very Deep (platform)          30,000         Offshore Louisiana
        105     Very Deep (platform)          30,000                  Louisiana
        106     Very Deep (platform)          30,000                  Louisiana
        107     Very Deep (platform)          30,000                  Louisiana
        125     Very Deep                     30,000                      Texas
        134     Very Deep                     30,000                      Texas
        136     Very Deep                     30,000                  Louisiana
        157     Very Deep                     30,000                      Texas
        161     Very Deep                     30,000                  Louisiana
        163     Very Deep                     30,000                  Louisiana
        201     Very Deep (platform)          30,000         Offshore Louisiana
        202     Very Deep (platform)          30,000         Offshore Louisiana
        204     Very Deep (platform)          30,000         Offshore Louisiana
        139     Super Deep                    30,000+                     Texas

The following table sets forth information with respect to the utilization of the Company's domestic drilling rigs for the periods indicated:

  YEARS ENDED SEPTEMBER 30,                      1998    1999   2000    2001     2002
  -------------------------                      ----    ----   ----    ----     ----
  Number of rigs owned at end of period            46      50     48      59       78
  Average rig utilization rate during period*      95%     75%    87%     97%      83%
  *A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

         The following table sets forth certain information concerning the Company's international drilling rigs as of September 30, 2002:


        Rig             Registrant's       Optimum Working                  Present
Designation           Classification         Depth in Feet                 Location
         14        Workover/drilling                 6,000                Venezuela
         19        Workover/drilling                 6,000                Venezuela
         20        Workover/drilling                 6,000                Venezuela
        140             Medium Depth                10,000                Venezuela
        171             Medium Depth                16,000                  Bolivia
        172             Medium Depth                16,000                  Bolivia
         22   Medium Depth (Heli Rig)               18,000                  Ecuador
         23   Medium Depth (Heli Rig)               18,000                  Ecuador
        132             Medium Depth                18,000                  Ecuador
        176             Medium Depth                18,000                  Ecuador
        121                     Deep                20,000                  Ecuador
        173                     Deep                20,000                  Bolivia
        117                     Deep                26,000                  Ecuador
        123                     Deep                26,000                  Bolivia
        138                     Deep                26,000                  Ecuador
        148                     Deep                26,000                Venezuela
        160                     Deep                26,000                Venezuela
        190                     Deep                26,000                  Ecuador
        113                Very Deep                30,000                Venezuela
        115                Very Deep                30,000                Venezuela
        116                Very Deep                30,000                Venezuela
        127                Very Deep                30,000                Venezuela
        128                Very Deep                30,000                Venezuela
        129                Very Deep                30,000                Venezuela
        133                Very Deep                30,000                 Colombia
        135                Very Deep                30,000                 Colombia
        150                Very Deep                30,000                Venezuela
        151                Very Deep                30,000                  Bolivia
        152               Super Deep                30,000+                Colombia
        153               Super Deep                30,000+               Venezuela
        174                Very Deep                30,000                Argentina
        175                Very Deep                30,000                  Bolivia
        177                Very Deep                30,000                Argentina

The following table sets forth information with respect to the utilization of the Company's international drilling rigs for the periods indicated:

  YEARS ENDED SEPTEMBER 30,                      1998    1999   2000    2001     2002
  -------------------------                      ----    ----   ----    ----     ----
  Number of rigs owned at end of period          44      39     40      37       33
  Average rig utilization rate during period*+   88%     53%    47%     56%      51%

  * A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.
  + Does not include rigs returned to United States for major modifications and upgrades.


REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------
See Item 1. BUSINESS, pages 6 through 7 of this report.

STOCK PORTFOLIO
--------------------------------------------------------------------------------
Information required by this item regarding the stock portfolio held by the Company may be found on page 36 of the Company's Annual Report to the Stockholders for fiscal 2002 under the caption, "Management's Discussion and Analysis of Results of Operations and Financial Condition" which is incorporated herein by reference.


Item 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
The Company is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company. The Company is not a party to, and none of its property is subject to, any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
None.

EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
The following table sets forth the names and ages of the Company's executive officers, together with all positions and offices held with the Company by such executive officers. Officers are elected to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified or until their earlier resignation or removal.

W. H. HELMERICH, III, 79                              DOUGLAS E. FEARS, 53
Chairman of the Board                                 Vice President and Chief Financial Officer
Director since 1949; Chairman of the Board            since 1988
since 1960

HANS HELMERICH, 44                                    STEVEN R. MACKEY, 51
President and Chief Executive Officer                 Vice President, Secretary and General Counsel
Director since 1987; President and Chief Executive    Secretary since 1990; Vice President and General
Officer since 1989                                    Counsel since 1988

GEORGE S. DOTSON, 61                                  GORDON K. HELM, 49
Vice President                                        Controller
Director since 1990; Vice President since 1977 and    Chief Accounting Officer of the Company;
President and Chief Operating Officer of Helmerich    Controller since December 10, 1993
& Payne International Drilling Co. since 1977


PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
The principal market on which the Company's common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

                                 2001                       2002
                         --------------------      --------------------
   Quarter                 High         Low          High         Low
   -------               --------     -------      --------     -------
   First                 $  44.19     $ 28.94      $  33.69     $ 25.13
   Second                   58.51       39.63         41.31       28.05
   Third                    51.23       30.82         42.91       34.15
   Fourth                   32.77       23.74         37.82       29.83

The Company paid quarterly cash dividends during the past two years as shown in the following table:

                         Paid per Share                Total Payment
                             Fiscal                       Fiscal
                    ------------------------      ------------------------
   QUARTER           2001              2002          2001          2002
   -------          ------            ------      ----------    ----------
   First            $0.075            $0.075      $3,748,896    $3,738,220
   Second            0.075             0.075       3,776,612     3,739,680
   Third             0.075             0.075       3,796,489     3,743,587
   Fourth            0.075             0.080       3,765,488     3,999,597


The Company paid a cash dividend of $.080 per share on December 2, 2002, to stockholders of record on November 15, 2002. Payment of future dividends will depend on earnings and other factors.

As of December 13, 2002, there were 1,001 record holders of the Company's common stock as listed by the transfer agent's records.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained at pages 23 through 39 of the Company's Annual Report to the Stockholders for fiscal 2002 which is incorporated herein by reference. On September 30, 2002, the Company spun off Cimarex Energy Co., as described on pages 5 and 6 of this report. The historical financial data for the business conducted by Cimarex Energy Co. for 2002 has been reported as discontinued operations.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                 1998         1999          2000         2001         2002
                                              ----------   ----------    ----------   ----------   ----------
                                                                       (in thousands)
   Sales, operating, and other revenues       $  484,205   $  412,727    $  392,142   $  509,274   $  510,928
   Income from continuing operations              80,790       32,115        36,470       80,467       53,706
   Income from continuing operations
      per common share:
      Basic                                         1.62         0.65          0.74         1.61         1.08
      Diluted                                       1.60         0.65          0.73         1.58         1.07

   Total assets                                1,053,200    1,073,465     1,200,854    1,300,121    1,227,313
   Long-term debt                                 50,000       50,000        50,000       50,000      100,000
   Cash dividends declared per common share        0.275         0.28         0.285         0.30         0.31

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------
Information required by this item may be found on pages 23 through 39 of the Company's Annual Report to the Stockholders for fiscal 2002 under the caption "Management's Discussion & Analysis of Results of Operations and Financial Condition" which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
Information required by this item may be found on the following pages of the Company's Annual Report to the Stockholders for fiscal 2002 under "Management's Discussion & Analysis of Results of Operations and Financial Condition", and in "Notes to Consolidated Financial Statements", all of which is incorporated by reference:

MARKET RISK                                                          PAGE
o Foreign Currency Exchange Rate Risk                                  37

o Commodity Price Risk                                                 38

o Interest Rate Risk                                                   38-39

o Equity Price Risk                                                    39

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------
Information required by this item may be found on pages 40 through 67 of the Company's Annual Report to the Stockholders for fiscal 2002 which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2003, to be filed with the Commission not later than 120 days after September 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2003, to be filed with the Commission not later than 120 days after September 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2003, to be filed with the Commission not later than 120 days after September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2003, to be filed with the Commission not later than 120 days after September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
a) Evaluation of disclosure controls and procedures. Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
a) 1. Financial Statements: The following appear in the Company's Annual Report to the Stockholders for fiscal 2002 at the pages indicated below and are incorporated herein by reference.

     Report of Independent Auditors                                         40

     Consolidated Statements of Income for the Years Ended
        September 30, 2002, 2001 and 2000                                   41

     Consolidated Balance Sheets at September 30, 2002 and 2001             42-43

     Consolidated Statements of Stockholders' Equity for the Years Ended
        September 30, 2002, 2001 and 2000                                   44

     Consolidated Statements of Cash Flows for the Years Ended
        September 30, 2002, 2001 and 2000                                   45

     Notes to Consolidated Financial Statements                             46-67

2. Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3. Exhibits. The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference herein are duly noted as such. Unless so noted, each exhibit is filed herewith.

2.1 Agreement and Plan of Merger, dated as of February 23, 2002, by and among Helmerich & Payne, Inc., Cimarex Energy Co., Mountain Acquisition Co. and Key Production Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Company are incorporated herein by reference to Exhibit
3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

3.2 Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2002, SEC File No. 001-04221.

4.1 Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Company's Form 8-A, dated January 18, 1996, SEC File No. 001-04221.

*10.1 Consulting Services Agreement between W. H. Helmerich, III, and the Company effective January 1, 1990, as amended is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.2 Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.3 Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.4 Form of Nonqualified Stock Option Agreement for the 1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 33-55239 on Form S-8, dated August 26, 1994.

*10.5 Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.

*10.6 Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.7 Form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.8 Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1997, SEC File No. 001-04221.

*10.9 Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

*10.10 Form of Agreements for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

10.11 Distribution Agreement dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.1 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

10.12 Tax Sharing Agreement dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.2 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

10.13 Employee Benefits Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.3 to the Cimarex Energy Co. Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

*10.14 Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.15 Form of Change of Control Agreement for Helmerich & Payne, Inc. (E&P) is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.16 Form of Change of Control Agreement for Helmerich & Payne, Inc. (Non-E&P) is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.17 Helmerich & Payne, Inc. E&P Severance Plan dated August 26, 2002.

10.18 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.19 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.20 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies.

13. The Company's Annual Report to Stockholders for fiscal 2002.

21. List of Subsidiaries of the Company.

23.1 Consent of Independent Auditors.

         *Compensatory Plan or Arrangement.

(b) Report on Form 8-K

The Company filed five reports on Form 8-K during the last quarter of fiscal 2002 as follows:

o Form 8-K dated July 24, 2002, and containing a Press Release with attached Unaudited Consolidated Condensed Balance Sheets, Consolidated Statements of Income and Financial Results - Lines of Business, announcing the Company's third quarter 2002 earnings.

o Form 8-K dated August 16, 2002, disclosing the first closing of the Company's intermediate term debt facility.

o Form 8-K dated September 5, 2002, containing a Press Release announcing the Registration Statement of Cimarex Energy Co. declared effective by the Securities and Exchange Commission and fiscal 2003 earnings guidance.

o Form 8-K dated September 20, 2002, containing a Press Release announcing that September 27, 2002 was established as the record date of the Company's common stock entitled to receive the spin-off distribution of Cimarex Energy Co. common stock, and that September 30, 2002 was established as the payment date for the spin-off distribution.

o Form 8-K dated September 30, 2002, containing a Press Release announcing completion of the spin-off of Cimarex Energy Co. and the subsequent merger of Key Production Company, Inc. and a subsidiary of Cimarex Energy Co.

SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:


HELMERICH & PAYNE, INC.


By /s/ HANS HELMERICH
  -----------------------------------
Hans Helmerich, President and Chief Executive Officer
Date: December 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By /s/ William L. Armstrong               By /s/ GLENN A. COX
  ---------------------------------         ---------------------------------
William L. Armstrong, Director            Glenn A. Cox, Director
Date: December 23, 2002                   Date: December 23, 2002

By /s/ George S. Dotson                   By /s/ HANS HELMERICH
  ---------------------------------         ---------------------------------
George S. Dotson, Director                Hans Helmerich, Director and CEO
Date: December 23, 2002                   Date: December 23, 2002

By /s/ W. H. HELMERICH, III               By /s/ L. F. ROONEY, III
  ---------------------------------         ---------------------------------
W. H. Helmerich, III, Director            L. F. Rooney, III, Director
Date: December 23, 2002                   Date: December 23, 2002

By /s/ EDWARD B. RUST, JR.                By /s/ GEORGE A. SCHAEFER
  ---------------------------------         ---------------------------------
Edward B. Rust, Jr., Director             George A. Schaefer, Director
Date: December 23, 2002                   Date: December 23, 2002

By /s/ JOHN D. ZEGLIS                     By /s/ DOUGLAS E. FEARS
  ---------------------------------         ---------------------------------
John D. Zeglis, Director                  Douglas E. Fears,
Date: December 23, 2002                   (Principal Financial Officer)
                                          Date: December 23, 2002
By /s/ GORDON K. HELM
  ---------------------------------
Gordon K. Helm, Controller
(Principal Accounting Officer)
Date: December 23, 2002


CERTIFICATION
--------------------------------------------------------------------------------
I, Hans Helmerich, certify that:

1.  I have reviewed this annual report on Form 10-K of Helmerich & Payne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ HANS HELMERICH
                                         ---------------------------------------
                                         Hans Helmerich, Chief Executive Officer
                                         December 23, 2002

CERTIFICATION
--------------------------------------------------------------------------------
I, Douglas E. Fears, certify that:

1.  I have reviewed this annual report on Form 10-K of Helmerich & Payne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ DOUGLAS E. FEARS
                                       -----------------------------------------
                                       Douglas E. Fears, Chief Financial Officer
                                       December 23, 2002

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------

In connection with the Annual Report of Helmerich & Payne, Inc. (the "Company") on Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Hans Helmerich, as Chief Executive Officer of the Company, and Douglas E. Fears, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


               /s/ Hans Helmerich               /s/ Douglas E. Fears
               ----------------------------     --------------------------------
               Hans Helmerich                   Douglas E. Fears
               Chief Executive Officer          Chief Executive Officer
               December 23, 2002                December 23, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1      Agreement and Plan of Merger, dated as of February 23, 2002, by and among Helmerich & Payne, Inc., Cimarex Energy Co., Mountain Acquisition
         Co. and Key Production Company, Inc. is incorporated herein by reference to Exhibit 2.1 to the Cimarex Energy Co. Registration
         Statement No. 333-87948 on Form S-4 filed May 9, 2002.

3.1      Restated Certificate of Incorporation and Amendment to Restated
         Certificate of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No.
         001-04221.

3.2 Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March
         31, 2002, SEC File No. 001-04221.

4.1      Rights Agreement dated as of January 8, 1996, between the Company and
         The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Company's Form 8-A, dated
         January 18, 1996, SEC File No. 001-04221.

*10.1    Consulting Services Agreement between W. H. Helmerich, III, and the
         Company effective January 1, 1990, as amended is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No.
         001-04221.

*10.2    Supplemental Retirement Income Plan for Salaried Employees of Helmerich
         & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K to the Securities and Exchange
         Commission for fiscal 1996, SEC File No. 001-04221.

*10.3 Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form
         10-K to the Securities and Exchange Commission for fiscal 1996, SEC
         File No. 001-04221.

*10.4    Form of Nonqualified Stock Option Agreement for the 1990 Stock Option
         Plan is incorporated by reference to Exhibit 99.2 to the Company's
         Registration Statement No. 33-55239 on Form S-8, dated August 26, 1994.

*10.5    Supplemental Savings Plan for Salaried Employees of Helmerich and
         Payne, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K to the Securities and Exchange
         Commission for fiscal 1999, SEC File No. 001-04221.

*10.6 Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration
         Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.7    Form of Nonqualified Stock Option Agreement for the Helmerich & Payne,
         Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit
         99.2 to the Company's Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.8    Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996
         Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K to the Securities and Exchange
         Commission for fiscal 1997, SEC File No. 001-04221.

*10.9 Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration
         Statement No. 333-63124 on Form S-8 dated June 15, 2001.

*10.10   Form of Agreements for the Helmerich & Payne, Inc. 2000 Stock Incentive
         Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock
         Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration
         Statement No. 333-63124 on Form S-8 dated June 15, 2001.

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.11    Distribution Agreement dated as of February 23, 2002, by and between
         Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.1 to the Cimarex Energy Co. Registration
         Statement No. 333-87948 on Form S-4 filed May 9, 2002.

10.12    Tax Sharing Agreement dated as of February 23, 2002, by and between
         Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.2 to the Cimarex Energy Co. Registration
         Statement No. 333-87948 on Form S-4 filed May 9, 2002.

10.13 Employee Benefits Agreement, dated as of February 23, 2002, by and between Helmerich & Payne, Inc. and Cimarex Energy Co. is incorporated herein by reference to Exhibit 10.3 to the Cimarex Energy Co.
         Registration Statement No. 333-87948 on Form S-4 filed May 9, 2002.

*10.14   Form of Director Nonqualified Stock Option Agreement for the 2000
         Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
         10-Q to the Securities and Exchange Commission for the quarter ended
         June 30, 2002, SEC File No. 001-04221.

*10.15 Form of Change of Control Agreement for Helmerich & Payne, Inc. (E&P) is incorporated herein by reference to Exhibit 10.2 of the Company's
         Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.16   Form of Change of Control Agreement for Helmerich & Payne, Inc.
         (Non-E&P) is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange
         Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.17   Helmerich & Payne, Inc. E&P Severance Plan dated August 26, 2002.

10.18 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne,
         Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q to the
         Securities and Exchange Commission for the quarter ended June 30, 2002,
         SEC File No. 001-04221.

10.19    Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne
         International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National
         Association is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange
         Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.20    Note Purchase Agreement dated as of August 15, 2002, among Helmerich &
         Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies.

13.      The Company's Annual Report to Stockholders for fiscal 2002.

21.      List of Subsidiaries of the Company.

23.1     Consent of Independent Auditors.

--------
* Compensatory Plan or Arrangement.