Form 10-Q
period 2002-12-31
HELMERICH & PAYNE INC
filed 2003-02-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended: DECEMBER 31, 2002

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
                                                                  YES  X  NO
                                                                      ---

             CLASS                            OUTSTANDING AT DECEMBER 31, 2002
Common Stock,  $0.10 par value                            50,022,081


                                              TOTAL NUMBER OF PAGES - 20

                             HELMERICH & PAYNE, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------

PART  I. FINANCIAL INFORMATION

     Item 1. Financial Statements


             Consolidated Condensed Balance Sheets as of
             December 31, 2002 and September 30, 2002 .................     3


             Consolidated Condensed Statements of Income for the
             Three Months Ended December 31, 2002 and 2001 ............     4


             Consolidated Condensed Statements of Cash Flows for the
             Three Months Ended December 31, 2002 and 2001 ............     5


             Consolidated Condensed Statement of Shareholders' Equity
             for the Three Months Ended December 31, 2002 .............     6


             Notes to Consolidated Condensed Financial Statements .....  7-12


     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition ....................... 13-16

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk .....................................................    16

     Item 4. Controls and Procedures ..................................    16

PART II. OTHER INFORMATION ............................................    16

     Item 6. Exhibits and Reports on Form 8-K .........................    16

     Signatures........................................................    17

     Certifications.................................................... 18-20

                          PART I.FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.

                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                      Unaudited
                                                     December 31,   September 30,
                                                         2002           2002
                                                     ------------   -------------
ASSETS
Current assets:
         Cash and cash equivalents                   $    101,231    $     46,883
         Accounts receivable, net                          83,844          92,604
         Inventories                                       22,014          22,511
         Prepaid expenses and other                        31,131          16,753
                                                     ------------    ------------
            Total current assets                          238,220         178,751
                                                     ------------    ------------

Investments                                               156,887         146,855
Property, plant and equipment, net                        948,133         897,445
Other assets                                                4,061           4,262
                                                     ------------    ------------

            Total assets                             $  1,347,301    $  1,227,313
                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                            $     44,094    $     41,045
         Accrued liabilities                               32,332          31,854
                                                     ------------    ------------
            Total current liabilities                      76,426          72,899
                                                     ------------    ------------

Noncurrent liabilities:
         Long-term notes payable                          200,000         100,000
         Deferred income taxes                            143,613         131,401
         Other                                             29,168          27,843
                                                     ------------    ------------
            Total noncurrent liabilities                  372,781         259,244
                                                     ------------    ------------

SHAREHOLDERS' EQUITY
         Common stock, par value $.10 per
          share                                             5,353           5,353
         Preferred stock, no shares issued                     --              --
         Additional paid-in capital                        82,413          82,489
         Retained earnings                                835,534         838,929
         Unearned compensation                                (53)           (190)
         Accumulated other comprehensive income            22,284          16,180
                                                     ------------    ------------
                                                          945,531         942,761
         Less treasury stock, at cost                      47,437          47,591
                                                     ------------    ------------
            Total shareholders' equity                    898,094         895,170
                                                     ------------    ------------

Total liabilities and shareholders' equity           $  1,347,301    $  1,227,313
                                                     ============    ============


The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                           December 31,
                                                         2002           2001
                                                     ------------   ------------
REVENUES
   Operating revenues                                $    112,523   $    142,576
   Income from investments                                    790          1,307
                                                     ------------   ------------
                                                          113,313        143,883
                                                     ------------   ------------

COST AND EXPENSES
   Operating costs                                         85,850         96,172
   Depreciation                                            18,236         13,833
   General and Administrative                               6,186          4,483
   Interest                                                 2,770            392
                                                     ------------   ------------
                                                          113,042        114,880
                                                     ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND EQUITY IN INCOME OF AFFILIATES                   271         29,003


PROVISION FOR INCOME TAXES                                    117         11,968


EQUITY IN INCOME OF AFFILIATES
   NET OF INCOME TAXES                                        453          1,092
                                                     ------------   ------------
Income from continuing operations                             607         18,127
Loss from discontinued operations                              --         (2,523)
                                                     ------------   ------------

NET INCOME                                           $        607   $     15,604
                                                     ============   ============


BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                 $       0.01   $       0.36
   Loss from discontinued operations                           --          (0.05)
                                                     ------------   ------------
         Net income                                  $       0.01   $       0.31
                                                     ============   ============

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                 $       0.01   $       0.36
   Loss from discontinued operations                           --          (0.05)
                                                     ------------   ------------
         Net income                                  $       0.01   $       0.31
                                                     ============   ============

CASH DIVIDENDS (NOTE 2)                              $       0.08   $      0.075

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                   49,979         49,736
   Diluted                                                 50,467         50,078

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Three Months Ended
                                                                           December 31,
                                                                       2002            2001
                                                                   ------------    ------------

OPERATING ACTIVITIES:
  Income from continuing operations                                $        607    $     18,127
  Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities:
      Depreciation                                                       18,236          13,833
      Equity in income of affiliates before income taxes                   (731)         (1,762)
      Amortization of deferred compensation                                 137             280
      Gain on sale of property, plant & equipment                           (20)           (358)
      Other, net                                                             --            (299)
      Change in assets and liabilities-
          Accounts Receivables                                            8,760           4,508
          Inventories                                                       497           3,649
          Prepaid expenses and other                                    (14,177)          3,300
          Accounts payable                                                3,049         (21,947)
          Accrued liabilities                                               877             953
          Deferred income taxes                                           8,471           6,915
          Other noncurrent liabilities                                    1,325           1,363
                                                                   ------------    ------------

              Net Cash Provided by Operating Activities                  27,031          28,562
                                                                   ------------    ------------


INVESTING ACTIVITIES:
  Capital expenditures                                                  (69,255)        (62,992)
  Proceeds from sales of property, plant and equipment                      351             928
                                                                   ------------    ------------
              Net cash used in investing activities                     (68,904)        (62,064)
                                                                   ------------    ------------


FINANCING ACTIVITIES:
  Proceeds from notes payable                                           100,000              --
  Dividends paid                                                         (4,002)         (3,747)
  Proceeds from exercise of stock options                                   223             120
                                                                   ------------    ------------
              Net cash provided by (used in)financing activities         96,221          (3,627)
                                                                   ------------    ------------

DISCONTINUED OPERATIONS:
  Net cash provided by operating activities                                  --           8,060
  Net cash used in investing activities                                      --         (16,169)
                                                                   ------------    ------------
              Net cash provided by discontinued operations                   --          (8,109)
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                     54,348         (45,238)
Cash and cash equivalents, beginning of period                           46,883         122,962
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $    101,231    $     77,724
                                                                   ============    ============

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                                Common Stock           Additional
                                        ---------------------------      Paid-In       Unearned        Retained
                                           Shares         Amount         Capital     Compensation      Earnings
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002                   53,529   $      5,353   $     82,489   $       (190)   $    838,929

Comprehensive Income:

  Net Income                                                                                                  607

  Other comprehensive income,
   Unrealized gains on available-
      for-sale securities, net

   Derivatives instruments gains, net

   Total other comprehensive income

Comprehensive income

Cash dividends ($0.08 per share)                                                                           (4,002)


Exercise of Stock Options                                                       69
Tax benefit of stock-based awards                                             (145)
Amortization of deferred compensation                                                         137
                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2002                    53,529   $      5,353   $     82,413   $        (53)   $    835,534
                                        ============   ============   ============   ============    ============


                                                                        Accumulated
                                                 Treasury Stock            Other          Total
                                        ----------------------------   Comprehensive  Shareholders'
                                            Shares         Amount          Income        Equity
                                        -------------   ------------   -------------  -------------

Balance, September 30, 2002                     3,518   $    (47,591)   $     16,180   $    895,170

Comprehensive Income:

  Net Income                                                                                    607

  Other comprehensive income,
   Unrealized gains on available-
      for-sale securities, net                                                 5,857          5,857

   Derivatives instruments gains, net                                            247            247
                                                                                      -------------
   Total other comprehensive income                                                           6,104
                                                                                      -------------
Comprehensive income                                                                          6,711
                                                                                      -------------
Cash dividends ($0.08 per share)                                                             (4,002)


Exercise of Stock Options                         (11)           154                            223
Tax benefit of stock-based awards                                                              (145)
Amortization of deferred compensation                                                           137
                                        -------------   ------------    ------------   ------------
Balance, December 31, 2002                      3,507   $    (47,437)   $     22,284   $    898,094
                                        =============   ============    ============   ============

                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation -

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 2002, and December 31, 2001, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2002 Annual Report on Form 10K.

         On September 30, 2002, the Company distributed 100 percent of the common stock of Cimarex Energy Co. to the Company's shareholders. Cimarex Energy Co. held the Company's exploration and production business and has been accounted for as discontinued operations in the accompanying consolidated financial statements. Unless indicated otherwise, the information in the notes to consolidated financial statements relates to the continuing operations of the Company (see
         Note 8).

2. The $.08 cash dividend declared in September, 2002, was paid December 2, 2002. On December 4, 2002, a cash dividend of $.08 per share was declared for shareholders of record on February 14, 2003, payable March 3, 2003.

3. Inventories consist primarily of replacement parts and supplies held for use in the Company's drilling operations.

4. There were no gains from sales of available-for-sale securities during the first quarter of fiscal years 2003 and 2002.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded amount for investments accounted for under the equity method is $61.2 million.

                                                 Gross        Gross         Est.
                                               Unrealized   Unrealized      Fair
                                     Cost         Gains       Losses       Value
                                  ----------   ----------   ----------   ----------
                                                    (in thousands)
Equity Securities 12/31/02        $   46,180   $   52,594   $    3,075   $   95,699
Equity Securities 09/30/02        $   46,325   $   43,846   $    3,772   $   86,399

6.       Comprehensive Income -
         Comprehensive income, net of related tax, is as follows (in thousands):

                                                          Three Months Ended
                                                             December 31,
                                                          2002         2001
                                                       ----------   ----------
Net Income                                             $      607   $   15,604
Other comprehensive income:
       Net unrealized gain on securities                    5,857       17,255
       Amortization of unrealized loss on derivative
          instruments                                         247           --
       Net unrealized gain on derivative instruments           --           74
                                                       ----------   ----------

       Other comprehensive income                           6,104       17,329
                                                       ----------   ----------
Comprehensive income                                   $    6,711   $   32,933
                                                       ==========   ==========

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                December 31,   September 30,
                                                    2002           2002
                                                ------------   -------------
Unrealized gain on securities, net              $     30,703    $     24,846
Unrealized loss on derivative instruments               (807)         (1,054)
Minimum pension liability                             (7,612)         (7,612)
                                                ------------    ------------
Accumulated other comprehensive income          $     22,284    $     16,180
                                                ============    ============

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

7.       Notes payable and long-term debt -

         At December 31, 2002, the Company had $200 million in debt outstanding at fixed rates and maturities as summarized in the following table. Funding of the notes occurred on August 15, 2002 and October 15, 2002 in equal amounts of $100 million.

         Issue Amount                 Maturity Date             Interest Rate
         ------------                 -------------             -------------
         $25,000,000                 August 15, 2007                5.51%
         $25,000,000                 August 15, 2009                5.91%
         $75,000,000                 August 15, 2012                6.46%
         $75,000,000                 August 15, 2014                6.56%

         The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization. The $100 million proceeds received on October 15, 2002 were used to pay outstanding balances in accounts payable related to the Company's rig construction program and for other general corporate purposes.

         At December 31, 2002, the Company had a committed unsecured line of credit totaling $125 million. Letters of credit totaling $12.1 million were outstanding against the line, leaving $112.9 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios as defined including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain certain levels of liquidity and tangible net worth.

         At December 31, 2002, the Company held an unassociated interest rate swap tied to 30-day LIBOR in the amount of $50 million which matures on October 27, 2003. The swap instrument was originally designated as a hedge of a $50 million loan that was paid-off in September 2002. The swap liability was valued at approximately $1.5 million on December 31, 2002.

         The interest rate swap liability was valued at approximately $1.7 million on the date the $50 million debt was paid off. The $1.7 million will be amortized over the remaining life of the swap as interest expense. In the first quarter of fiscal 2003, $399,000 was amortized and included in interest expense. Changes to the value of the interest rate swap subsequent to the date the $50 million debt was paid will be recorded to income.

8.       Discontinued Operations -

         On September 30, 2002, the Company's distribution of 100 percent of the common stock of Cimarex Energy Co. and the subsequent merger of Key Production Company, Inc. with Cimarex was completed. In connection with the distribution, approximately 26.6 million shares of the Cimarex Energy Co. common stock on a diluted basis was distributed to shareholders of the Company of record on September 27, 2002. The Cimarex Energy Co. stock distribution was recorded as a dividend and resulted in a decrease to consolidated shareholders' equity of approximately $152.2 million. Following this transaction, the Company and its subsidiaries will continue to own and operate the contract drilling and real estate businesses, and Cimarex Energy Co. will be a separate, publicly-traded company that will own and operate the exploration and production business. The Company does not own any common stock of Cimarex Energy Co.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized results of discontinued operations for the three months ended December 31, 2001 are as follows:

        Revenues                                 $     39,155
        Loss from operations:
               Loss before income taxes                (3,893)
               Tax benefit                             (1,370)
                                                 ------------
        Loss from discontinued operations        $     (2,523)
                                                 ============

9.       Earnings per share -

         Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                 Three Months Ended
                                                    December 31,
                                                 2002           2001
                                             ------------   ------------
                                                    (in thousands)

        Basic weighted-average shares              49,979         49,736
        Effect of dilutive shares:
           Stock options                              486            335
           Restricted stock                             2              7
                                             ------------   ------------
                                                      488            342
                                             ------------   ------------
        Diluted weighted-average shares            50,467         50,078
                                             ============   ============

         Options to purchase 1,036,762 shares of common stock at a weighted-average price of $27.86 were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

10.      Income Taxes -

         The Company's effective tax rate was 43.0% in the first quarter of fiscal 2003, compared to 42.2% in the first quarter of fiscal 2002.

11.      New Accounting Standards -

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which is it incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. There was no impact on the Company's results of operations and financial position upon adoption of SFAS No. 143 at October 1, 2002.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Company adopted this statement October 1, 2002. Since the Company's approach for impairment under SFAS No. 121 was consistent with the provisions under SFAS No. 144, adopting this statement had no impact on the Company's results of operations and financial position.

         Included in the Company's operating revenues for the three months ended December 31, 2002 are reimbursements for "out-of-pocket" expenses of $6.0 million. Previously, the Company recognized reimbursements received as a reduction to the related costs. Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" requires that reimbursements received for "out-of-pocket" expenses be included in operating revenues. The effect of EITF 01-14 resulted in a reclassification to the three months ended December 31, 2001, that increased operating revenues and operating costs by $8.9 million. These reclassifications had no impact on net income.

12.      Commitments -

         The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At December 31, 2002, the Company had commitments outstanding of approximately $100 million for the purchase of drilling equipment.

13.      Segment information -

         The Company operates principally in the contract drilling industry, which includes a Domestic segment and an International segment. The contract drilling operations consist of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company's primary international areas of operation include Venezuela, Colombia, Ecuador, Argentina and Bolivia. The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The primary areas of operations include a major shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit, which is managed separately as an autonomous business. Other includes investments in available-for-sale securities and corporate operations. The "other" component of Total Assets also includes the Company's investment in equity-owned investments. The Company evaluates performance of its segments based upon operating profit or loss from operations before income taxes which includes revenues from external and internal customers, operating costs, and depreciation but excludes general and administrative expense, interest expense and corporate depreciation and other income (expense).

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

Summarized financial information of the Company's reportable segments for the quarter ended December 31, 2002, and 2001, is shown in the following tables:

                               External        Inter-          Total        Operating
(in thousands)                  Sales         Segment          Sales          Profit
                            ------------   ------------    ------------    ------------
DECEMBER 31, 2002
Contract Drilling
 Domestic                   $     86,749   $         --    $     86,749    $      8,626
 International                    23,524             --          23,524            (592)
                            ------------   ------------    ------------    ------------
                                 110,273             --         110,273           8,034
                            ------------   ------------    ------------    ------------


Real Estate                        2,231            355           2,586           1,166
Other                                809             --             809              --
Eliminations                          --           (355)           (355)             --
                            ------------   ------------    ------------    ------------
   Total                    $    113,313   $         --    $    113,313    $      9,200
                            ============   ============    ============    ============

                               External        Inter-          Total        Operating
(in thousands)                  Sales         Segment          Sales          Profit
                            ------------   ------------    ------------    ------------
DECEMBER 31, 2001
Contract Drilling
 Domestic                   $     97,658   $        342    $     98,000    $     27,816
 International                    42,409             --          42,409           3,877
                            ------------   ------------    ------------    ------------
                                 140,067            342         140,409          31,693
                            ------------   ------------    ------------    ------------


Real Estate                        2,495            379           2,874           1,397
Other                              1,321             --           1,321              --
Eliminations                          --           (721)           (721)             --
                            ------------   ------------    ------------    ------------
   Total                    $    143,883   $         --    $    143,883    $     33,090
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

                                      Three Months Ended
                                         December 31,
                                     2002            2001
                                 ------------    ------------
                                       (in thousands)

Segment operating profit         $      9,200    $     33,090

Unallocated amounts:
 Income from investments                  790           1,307
 General corporate expense             (6,186)         (4,483)
 Interest expense                      (2,770)           (392)
 Corporate depreciation                  (606)           (503)
 Other corporate expense                 (157)            (16)
                                 ------------    ------------
   Total unallocated amounts           (8,929)         (4,087)
                                 ------------    ------------

Income before income taxes
and equity in income of
affiliates                       $        271    $     29,003
                                 ============    ============


The following table presents revenues from external customers by country based on the location of service provided.

                                           Three Months Ended
                                              December 31,
                                          2002            2001
                                      ------------   ------------
                                            (in thousands)
Revenues
     United States                    $     89,789   $    101,474
     Venezuela                               3,682         16,228
     Ecuador                                13,790         11,908
     Other Foreign                           6,052         14,273
                                      ------------   ------------
          Total                       $    113,313   $    143,883
                                      ============   ============

14. Equity Income -

    Investments in companies owned from 20 to 50 percent are accounted for using the equity method with the Company recognizing its proportionate share of the income or loss of each investee. The Company owned approximately 22% of Atwood Oceanics, Inc. (Atwood) at both December 31, 2002 and 2001. Summarized financial information of Atwood is as follow:

                                                             Three Months Ended
                                                                December 31,
                                                            2002            2001
                                                        ------------   ------------
                                                              (in thousands)
    Revenues                                             $ 28,841       $ 37,234
    Operating Income                                        2,424         12,527
    Net Income                                                950          8,158
    H&P's equity in net income net of taxes                   455          1,432

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2002

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

SPIN-OFF AND MERGER TRANSACTIONS

On September 30, 2002, the Company completed its distribution of 100 percent of the common stock of Cimarex Energy Co. to the Company's shareholders and subsequent merger of Key Production Company, Inc. into a subsidiary of Cimarex making Key a wholly-owned subsidiary of Cimarex. The Cimarex Energy Co. stock distribution was recorded as a dividend and resulted in a decrease to consolidated shareholders' equity of approximately $152.2 million at September 30, 2002. As the result of this transaction, the Company and its subsidiaries will continue to own and operate the contract drilling and real estate business, and Cimarex Energy Co. will be a separate publicly-traded company that will own and operate the exploration and production business. The Company does not own any common stock of Cimarex Energy Co. As a result of the transaction, the Company is reporting the results of its former Exploration and Production Division (Cimarex Energy Co.) as discontinued operations.

RESULTS OF OPERATIONS

FIRST QUARTER 2003 VS FIRST QUARTER 2002

The Company reported net income of $607,000 ($0.01 per share) from revenues of $113,313,000 for the first quarter ended December 31, 2002, compared with net income of $15,604,000 ($0.31 per share) from revenues of $143,883,000 for the same period of fiscal 2002. Included in net income for the quarters ended December 31, 2002 and 2001 is loss from discontinued operations of $0 and $2,523,000, respectively.

DOMESTIC DRILLING

DOMESTIC DRILLING'S operating profit decreased $19.2 million to $8.6 million in the first quarter of fiscal 2003, compared with $27.8 million in last year's first quarter. Revenues were $86.7 million and $98.0 million in the first quarter of fiscal 2003 and 2002, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2002
                                   (continued)

Domestic land operations results in the first quarter of fiscal 2003 were significantly lower than in the same period in fiscal 2002 as rig activity and profit margins declined. Average land rig margin per day for the first quarter of fiscal 2003 was $2,835 compared with $6,168 for last year's first quarter. Direct land rig costs in 2003 were impacted by an above average number of rig days lost to weather and other delays. There were 117 days lost in the quarter, without revenues, compared to 7 days in the first quarter of fiscal 2002. Indirect costs were also higher because of $1.7 million in training and other costs related to our FlexRig3 program. Land rig utilization was 79% and 89% for the first quarter of fiscal 2003 and 2002, respectively, as rig demand softened in the current quarter. Revenue days for the first quarter of 2003 were 5,015, compared to 4,189 for the same period of 2002, with an average of 54.5 and 45.5 rigs working during the first quarter of 2003 and 2002, respectively.

Offshore operations results were lower in the first quarter of fiscal 2003 compared to the same period in 2002. The Company operated 10 rigs at 100% activity in the first quarter of fiscal 2002, compared to 12 rigs in the first quarter of fiscal 2003 with a rig utilization of 52%. Two new platform rigs were added in May and August of 2002. Currently six platform rigs are idle and the outlook is not favorable for putting the six rigs to work in fiscal 2003.

Depreciation expense for Domestic Drilling in the first quarter of fiscal 2003 was $12.1 million, compared with $8.0 million in the same period of fiscal 2002. The $4.1 million increase is the result of the additional rigs that have been added in fiscal 2002 and in the first quarter of fiscal 2003.

Currently, the Company has 72 U.S. land rigs and 12 U.S. platform rigs located in the Gulf of Mexico. Delivery of our new FlexRig3s continues on schedule. The Company delivered six new rigs in the current quarter, and is producing two new rigs per month. The Company will deliver the remaining 11 new FlexRig3s by July 2003.

INTERNATIONAL DRILLING

INTERNATIONAL DRILLING'S operating profit for the first quarter of fiscal 2003 was a loss of $.6 million, compared to a profit of $3.9 million in the same period of 2002. Rig utilization for international operations averaged 33% for this year's first quarter, compared with 54.5% for the first quarter of fiscal 2002. An average of 10.8 rigs worked during the current quarter, compared to
17.5 rigs in the first quarter of fiscal 2002.

Operating profit in Venezuela decreased $2.9 million in the first quarter of fiscal 2003 to a loss of $.9 million as civil unrest caused uncertainty and lower rig activity. Venezuela had 637 operating days in the first quarter of fiscal 2002, compared to only 187 operating days in the same quarter of 2003. While there is still uncertainty in Venezuela, three deep rigs resumed work in December and two additional deep rigs were contracted and scheduled to resume work. The two additional deep rigs have been delayed by PDVSA, the national oil company. These rigs are forecast to go to work late in the second quarter or early in the third quarter of the fiscal year.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2002
                                   (continued)

Operating profit in Colombia decreased $1.9 million in the first quarter of fiscal 2003 to a loss of $1.1 million as none of the three rigs in Colombia worked during the first quarter of fiscal 2003. Currently one rig is under contract and mobilizing to a deep exploratory well. There is potential for additional activity in fiscal 2003.

Operating profit in Ecuador increased $.8 million in the first quarter of fiscal 2003 to $2.5 million with eight rigs contracted at 98% activity for the quarter, compared to 95% activity in the first quarter of fiscal 2002. The Company expects continued high activity in Ecuador.

Only one rig of six is currently working in Bolivia, and two rigs are idle in Argentina. The outlook for drilling in Argentina and Bolivia is not favorable.

OTHER

Real Estate and other revenues decreased approximately $0.8 million from last year. Interest income was $0.4 million in the first quarter of fiscal 2003, compared with $0.6 million in the same period of 2002, as both interest rates and cash balances were lower. Dividend income decreased $0.3 million in the first quarter of 2003, compared with first quarter of 2002 as the result of security sales in the third quarter of fiscal 2002.

Corporate general and administrative expenses increased from $4.5 million in the first quarter fiscal 2002 to $6.2 million in the first quarter of fiscal 2003. The increase is primarily related to increased pension expense. The value of the Company's pension assets declined last year, as with most companies with defined benefit pension plans. The result of the asset decline was a substantial increase in our non-cash expense accrual in fiscal 2003. The total pension accrual for fiscal 2003 is estimated to be $8.4 million, which is approximately $5.1 million higher than in fiscal 2002. Also for the quarter, hospitalization expense increased and professional services were higher.

Interest expense was $2.8 million in the first quarter of fiscal 2003, compared to $0.4 million in the same period of fiscal 2002. The increase is the result of the $200,000,000 privately-placed term notes issued in August ($100,000,000) and October ($100,000,000) 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27,031,000 for the first quarter of fiscal 2003, compared with $28,562,000 for the same period in 2002. Capital expenditures were $69,255,000 and $62,992,000 for the first quarter of fiscal 2003 and 2002, respectively.

The Company anticipates capital expenditures to be approximately $195 million for fiscal 2003. Included in the $195 million is approximately $120,000,000 to complete the FlexRig3 new build program. A total of 17 new rigs will be completed by July 2003. In the first quarter of fiscal 2003, six rigs were put into service. Internally generated cash flows are projected to be approximately $87 million for fiscal 2003 and cash balances were $101 million at December 31, 2002. The Company's indebtedness totaled $200 million at December 31, 2002, as described in note 7 to the Consolidated Condensed Financial Statements. If necessary, the Company anticipates additional borrowing in fiscal 2003, or possibly selling a portion of its investment portfolio to fund projected capital expenditures.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                DECEMBER 31, 2002
                                   (continued)


There were no other significant changes in the Company's financial position since September 30, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company's market risks, see "Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and Note 7 to the Consolidated Condensed Financial Statements contained in Part I hereof.

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

         o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         o the Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

For the three months ended December 31, 2002, registrant (i) filed one Form 8-K dated September 30, 2002, disclosing under Item 2 the spin-off distribution of Cimarex Energy Co. common stock to the registrant's stockholders, along with certain pro forma financial information under Item 7, (ii) filed one Form 8-K dated October 16, 2002, reporting events under Item 5 regarding the second closing of the registrant's intermediate term debt facility, and (iii) filed one Form 8-K dated December 6, 2002, reporting events under Item 5 regarding the election of a new director. In addition, registrant furnished one form 8-K dated November 13, 2002, reporting under Item 9, Regulation for Disclosure, attaching a press release announcing results of operations and certain supplemental information, including financial statements.

                                   SIGNATURES

                             HELMERICH & PAYNE, INC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 14, 2003               /s/ DOUGLAS E. FEARS
     ------------------------         ------------------------------------------
                                      Douglas E. Fears, Chief Financial Officer



Date: February 14, 2003               /s/ HANS C. HELMERICH
     ------------------------         ------------------------------------------
                                      Hans C. Helmerich, President

                                  CERTIFICATION

         I, Hans Helmerich, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Helmerich & Payne, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ HANS HELMERICH
Date:  February 14, 2003                ----------------------------------------
                                        Hans Helmerich, Chief Executive Officer

                                  CERTIFICATION

         I, Douglas E. Fears, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Helmerich & Payne, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ DOUGLAS E. FEARS
Date:  February 14, 2003               ----------------------------------------
                                       Douglas E. Fears, Chief Financial Officer

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Helmerich & Payne, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Hans Helmerich, as Chief Executive Officer of the Company, and Douglas E. Fears, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ HANS HELMERICH                               /s/ DOUGLAS E. FEARS
-----------------------------                    ------------------------------
Hans Helmerich                                   Douglas E. Fears
Chief Executive Officer                          Chief Financial Officer
February 14, 2003                                February 14, 2003