Form 10-Q
period 2003-03-31
HELMERICH & PAYNE INC
filed 2003-05-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended: MARCH 31, 2003

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
YES X   NO
   ---    ---

           CLASS                                 OUTSTANDING AT MARCH 31, 2003
Common Stock,  $0.10 par value                             50,032,200


                                                      TOTAL NUMBER OF PAGES - 23

                             HELMERICH & PAYNE, INC.


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
         PART I.      FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Condensed Balance Sheets as of March 31, 2003 and September 30, 2002.....      3

                      Consolidated Condensed Statements of Income for the Three Months and Six Months Ended
                      March 31, 2003 and 2002...............................................................      4

                      Consolidated Condensed Statements of Cash Flows for the Six Months Ended March 31,
                      2003 and 2002.........................................................................      5

                      Consolidated Condensed Statement of Shareholders' Equity for the Six Months Ended
                      March 31, 2003........................................................................      6

                      Notes to Consolidated Condensed Financial Statements..................................   7-14

           Item 2.    Management's Discussion and Analysis of Results of Operations and Financial
                      Condition.............................................................................  15-19

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk............................     19

           Item 4.    Controls and Procedures...............................................................     19

         PART II.     OTHER INFORMATION.....................................................................     20

           Item 4.    Submission of Matters to a Vote of Security Holders...................................     20

           Item 6.    Exhibits and Reports on Form 8-K......................................................     20

           Signatures.......................................................................................     20

           Certifications...................................................................................  21-23

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.

                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                            (Unaudited)
                                                             March 31,         September 30,
                                                               2003                2002
                                                           --------------      --------------
ASSETS
Current assets:
      Cash and cash equivalents                            $       43,248      $       46,883
      Accounts receivable, net                                     89,915              92,604
      Inventories                                                  22,111              22,511
      Prepaid expenses and other                                   20,597              16,753
                                                           --------------      --------------
         Total current assets                                     175,871             178,751
                                                           --------------      --------------

Investments                                                       150,425             146,855
Property, plant and equipment, net                                995,183             897,445
Other assets                                                       20,603               4,262
                                                           --------------      --------------
          Total assets                                     $    1,342,082      $    1,227,313
                                                           ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                     $       40,026      $       41,045
      Accrued liabilities                                          30,709              31,854
                                                           --------------      --------------
          Total current liabilities                                70,735              72,899
                                                           --------------      --------------

Noncurrent liabilities:
      Long-term notes payable                                     200,000             100,000
      Deferred income taxes                                       148,997             131,401
      Other                                                        29,161              27,843
                                                           --------------      --------------
          Total noncurrent liabilities                            378,158             259,244
                                                           --------------      --------------

SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                                        5,353               5,353
      Preferred stock, no shares issued                                --                  --
      Additional paid-in capital                                   82,450              82,489
      Retained earnings                                           834,106             838,929
      Unearned compensation                                           (38)               (190)
      Accumulated other comprehensive income                       18,618              16,180
                                                           --------------      --------------
                                                                  940,489             942,761
      Less treasury stock, at cost                                 47,300              47,591
                                                           --------------      --------------
          Total shareholders' equity                              893,189             895,170
                                                           --------------      --------------

Total liabilities and shareholders' equity                 $    1,342,082      $    1,227,313
                                                           ==============      ==============

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                               Three Months Ended            Six Months Ended
                                                                    March 31                     March 31
                                                               2003           2002           2003           2002
                                                            ----------     ----------     ----------     ----------

REVENUES
     Operating revenues                                     $  125,291     $  130,816     $  237,814     $  273,392
     Income from investments                                     1,029          1,528          1,819          2,835
                                                            ----------     ----------     ----------     ----------
                                                               126,320        132,344        239,633        276,227
                                                            ----------     ----------     ----------     ----------
COST AND EXPENSES
     Operating costs                                            91,314         97,477        177,164        193,649
     Depreciation                                               19,943         15,046         38,179         28,879
     General and administrative                                  7,575          6,117         13,761         10,600
     Interest                                                    3,032            338          5,802            730
                                                            ----------     ----------     ----------     ----------
                                                               121,864        118,978        234,906        233,858
                                                            ----------     ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
     TAXES AND EQUITY IN INCOME OF AFFILIATES                    4,456         13,366          4,727         42,369

PROVISION FOR INCOME TAXES                                       1,915          6,007          2,032         17,975

EQUITY IN INCOME OF AFFILIATES
 NET OF INCOME TAXES                                                33            770            486          1,862
                                                            ----------     ----------     ----------     ----------
Income from continuing operations                                2,574          8,129          3,181         26,256
Income from discontinued operations                                 --          2,743             --            220
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                  $    2,574     $   10,872     $    3,181     $   26,476
                                                            ==========     ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                      $     0.05     $     0.16     $     0.06     $     0.52
     Income from discontinued operations                            --           0.06             --           0.01
                                                            ----------     ----------     ----------     ----------
         Net income                                         $     0.05     $     0.22     $     0.06     $     0.53
                                                            ==========     ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                      $     0.05     $     0.16     $     0.06     $     0.52
     Income from discontinued operations                            --           0.06             --           0.01
                                                            ----------     ----------     ----------     ----------
         Net income                                         $     0.05     $     0.22     $     0.06     $     0.53
                                                            ==========     ==========     ==========     ==========

CASH DIVIDENDS (NOTE 2)                                     $     0.08     $    0.075     $     0.16     $     0.15

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                      50,023         49,788         50,001         49,762
     Diluted                                                    50,539         50,265         50,503         50,171

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                                   March 31,
                                                                              2003            2002
                                                                           ----------      ----------
OPERATING ACTIVITIES:
  Income from continuing operations                                        $    3,181      $   26,256
  Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities:
           Depreciation                                                        38,179          28,879
           Equity in income of affiliates before income taxes                    (781)         (3,004)
           Amortization of deferred compensation                                  152             561
           Gain on sale of securities                                            (297)           (539)
           Gain on sale of property, plant & equipment                           (530)           (319)
           Other, net                                                             335             506
           Change in assets and liabilities-
             Accounts Receivables                                               2,689          11,360
             Inventories                                                          400             493
             Prepaid expenses and other assets                                (20,185)         11,422
             Accounts payable                                                  (1,019)        (22,505)
             Accrued liabilities                                                 (356)             87
             Deferred income taxes                                             15,994          11,899
             Other noncurrent liabilities                                       1,318           3,722
                                                                           ----------      ----------

                  Net Cash Provided by Operating Activities                    39,080          68,818
                                                                           ----------      ----------


INVESTING ACTIVITIES:
  Capital expenditures                                                       (137,803)       (138,469)
  Proceeds from sales of property, plant and equipment                          2,416           1,666
  Proceeds from sale of securities                                                316           4,670
                                                                           ----------      ----------
                  Net cash used in investing activities                      (135,071)       (132,133)
                                                                           ----------      ----------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                 100,000              --
  Dividends paid                                                               (8,004)         (7,489)
  Proceeds from exercise of stock options                                         360             838
                                                                           ----------      ----------
                  Net cash provided by (used in) financing activities          92,356          (6,651)
                                                                           ----------      ----------

DISCONTINUED OPERATIONS:
  Net cash provided by operating activities                                        --          18,095
  Net cash used in investing activities                                            --         (26,192)
                                                                           ----------      ----------
                  Net cash used in discontinued operations                         --          (8,097)
                                                                           ----------      ----------

Net decrease in cash and cash equivalents                                      (3,635)        (78,063)
Cash and cash equivalents, beginning of period                                 46,883         122,962
                                                                           ----------      ----------
Cash and cash equivalents, end of period                                   $   43,248      $   44,899
                                                                           ==========      ==========

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                                   Common Stock           Additional
                                             ------------------------       Paid-In       Unearned      Retained
                                               Shares        Amount         Capital     Compensation    Earnings
                                             ---------      ---------     ----------    ------------    ---------
Balance, September 30, 2002                     53,529      $   5,353      $  82,489     $    (190)     $ 838,929

Comprehensive Income:
  Net Income                                                                                                3,181
  Other comprehensive income,
   Unrealized gains on available-
      for-sale securities, net
   Amortization of unrealized loss on
      derivative instruments, net
   Total other comprehensive income

Comprehensive income


Cash dividends ($0.16 per share)                                                                           (8,004)
Exercise of Stock Options                                                         69
Tax benefit of stock-based awards                                               (108)
Amortization of deferred compensation                                                          152
                                             ---------      ---------      ---------     ---------      ---------
Balance, March 31, 2003                         53,529      $   5,353      $  82,450     $     (38)     $ 834,106
                                             =========      =========      =========     =========      =========


                                                                       Accumulated
                                                Treasury Stock            Other           Total
                                             ----------------------    Comprehensive  Shareholders'
                                              Shares       Amount         Income         Equity
                                             ---------    ---------    -------------  -------------
Balance, September 30, 2002                     3,518     $ (47,591)     $  16,180     $ 895,170

Comprehensive Income:
  Net Income                                                                               3,181
  Other comprehensive income,
   Unrealized gains on available-
      for-sale securities, net                                               1,949         1,949
   Amortization of unrealized loss on
      derivative instruments, net                                              489           489
                                                                                       ---------
   Total other comprehensive income                                                        2,438
                                                                                       ---------
Comprehensive income                                                                       5,619
                                                                                       ---------

Cash dividends ($0.16 per share)                                                          (8,004)
Exercise of Stock Options                         (21)          291                          360
Tax benefit of stock-based awards                                                           (108)
Amortization of deferred compensation                                                        152
                                            ---------     ---------      ---------     ---------
Balance, March 31, 2003                         3,497     $ (47,300)     $  18,618     $ 893,189
                                            =========     =========      =========     =========

                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation -

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2003, and March 31, 2002, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2002 Annual Report on Form 10-K and the Company's 2003 First Quarter Report on Form 10-Q.

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

2. The $.08 cash dividend declared in December, 2002, was paid March 3, 2003. On March 5, 2003, a cash dividend of $.08 per share was declared for shareholders of record on May 15, 2003, payable June 2, 2003.

3. Inventories consist primarily of replacement parts and supplies held for use in the Company's drilling operations.

4. Income from investments includes after-tax gains from sales of available-for-sale securities of $182,000 and $324,000 during the second quarter and first six months of fiscal 2003 and 2002, respectively.

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. At March 31, 2003, the Company's investment in securities accounted for under the equity method is $61,241,000.

                                                            Gross        Gross         Est.
                                                         Unrealized    Unrealized     Fair
                                              Cost          Gains         Losses      Value
                                            --------     ----------    ----------   --------
                                                               (in thousands)
              Equity Securities 03/31/03    $ 45,967     $ 47,052       $ 3,835     $ 89,184
              Equity Securities 09/30/02    $ 46,325     $ 43,846       $ 3,772     $ 86,399

6.   Comprehensive Income -

     Comprehensive income, net of related tax, is as follows (in thousands):

                                                                      Three Months Ended              Six Months Ended
                                                                         March  31,                       March 31,
                                                                     2003            2002           2003            2002
                                                                  ----------      ----------     ----------     ----------
Net income                                                        $    2,574      $   10,872     $    3,181     $   26,476
  Other comprehensive income:
      Net unrealized gain (loss) on securities                        (3,908)          3,224          1,949         20,479
      Amortization of unrealized loss on derivative
           instruments                                                   242              --            489             --
      Net unrealized gain on derivative instrument                        --             309             --            383
                                                                  ----------      ----------     ----------     ----------
      Other comprehensive income (loss)                               (3,666)          3,533          2,438         20,862
                                                                  ----------      ----------     ----------     ----------
  Comprehensive income (loss)                                     $   (1,092)     $   14,405     $    5,619     $   47,338
                                                                  ==========      ==========     ==========     ==========

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                                            March 31,        September 30,
                                                               2003              2002
                                                           ------------      -------------
        Unrealized gain on securities, net                 $     26,795      $     24,846
        Unrealized loss on derivative instruments                  (565)           (1,054)
        Minimum pension liability                                (7,612)           (7,612)
                                                           ------------      ------------
        Accumulated other comprehensive income             $     18,618      $     16,180
                                                           ============      ============

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

7.   Notes payable and long-term debt -

     At March 31, 2003, the Company had $200 million in debt outstanding at fixed rates and maturities as summarized in the following table. Funding of the notes occurred on August 15, 2002 and October 15, 2002 in equal amounts of $100 million.

     Issue Amount                   Maturity Date             Interest Rate
     ------------                  ---------------            -------------
     $25,000,000                   August 15, 2007               5.51%
     $25,000,000                   August 15, 2009               5.91%
     $75,000,000                   August 15, 2012               6.46%
     $75,000,000                   August 15, 2014               6.56%

     The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization. The $100 million proceeds received on October 15, 2002 were used to pay outstanding balances in accounts payable related to the Company's rig construction program and for other general corporate purposes.

     At March 31, 2003, the Company had a committed unsecured line of credit totaling $125 million. Letters of credit totaling $13.3 million were outstanding against the line, leaving $111.7 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios as defined including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain certain levels of liquidity and tangible net worth.

     At March 31, 2003, the Company held an unassociated interest rate swap tied to 30-day LIBOR in the amount of $50 million which matures on October 27, 2003. The swap instrument was originally designated as a hedge of a $50 million loan that was paid-off in September 2002. The swap liability was valued at approximately $1.1 million on March 31, 2003.

     The interest rate swap liability was valued at approximately $1.7 million on the date the $50 million debt was paid off. The $1.7 million is being amortized over the remaining life of the swap as interest expense. In the first six months of fiscal 2003, $789,000 was amortized and included in interest expense. Changes to the value of the interest rate swap subsequent to the date the $50 million debt was paid will be recorded to income.

8.   Discontinued Operations -

     On September 30, 2002, the Company's distribution of 100 percent of the common stock of Cimarex Energy Co. and the subsequent merger of Key Production Company, Inc. with Cimarex was completed. In connection with the distribution, approximately 26.6 million shares of the Cimarex Energy Co. common stock on a diluted basis were distributed to shareholders of the Company of record on September 27, 2002. The Cimarex Energy Co. stock distribution was recorded as a dividend and resulted in a decrease to consolidated shareholders' equity of approximately $152.2 million. The Company does not own any common stock of Cimarex Energy Co.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     Summarized results of discontinued operations are as follows:

                                                    Three Months Ended            Six Months Ended
                                                      March 31, 2002               March 31, 2002
                                                    ------------------            ----------------
Revenues                                               $   34,626                    $   73,781
Income from operations:
    Income before income taxes                              4,233                           340
    Tax provision                                           1,490                           120
                                                       ----------                    ----------
Income from discontinued operations                    $    2,743                    $      220
                                                       ==========                    ==========

9.   Earnings per share -

     Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

     A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                                               Three Months Ended            Six Months Ended
                                                                    March 31,                      March 31,
                                                               2003           2002           2003           2002
                                                            ----------     ----------     ----------     ----------
     Basic weighted-average shares                              50,023         49,788         50,001         49,762
     Effect of dilutive shares:
          Stock options                                            514            469            500            402
          Restricted stock                                           2              8              2              7
                                                            ----------     ----------     ----------     ----------
                                                                   516            477            502            409
                                                            ----------     ----------     ----------     ----------
     Diluted weighted-average shares                            50,539         50,265         50,503         50,171
                                                            ==========     ==========     ==========     ==========

     At March 31, 2003, options to purchase 1,058,836 shares of common stock at a weighted-average price of $27.84 were outstanding but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

10.  Income Taxes -

     The Company's effective tax rate was 43.0% in the first six months of fiscal 2003, compared to 42.4% in the first six months of fiscal 2002. The high effective tax rate is the result of the Company's international drilling operations and state taxes of 3% to 6%.

11.  Stock Based Compensation -

     The Company has option plans providing for common-stock based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including stock options and restricted stock. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the day of grant.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     The Company is considering adopting SFAS No. 123's fair value method of accounting for stock-based employee compensation in 2003, but has not yet made a final decision on adoption.

     Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net income and income per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                                 Three Months Ended                 Six Months Ended
                                                                      March 31,                          March 31,
                                                            -----------------------------     -----------------------------
                                                                2003             2002             2003              2002
                                                            ------------     ------------     ------------     ------------
Stock-based compensation expense-as reported                $          9     $        174     $         94     $        348
Stock-based compensation expense-pro forma                         1,091              787            2,206            1,414
Net income - as reported                                           2,574           10,872            3,181           26,476
Net income - pro forma                                             1,492           10,259            1,069           25,410
Income per share - as reported:
    Basic                                                           0.05             0.22             0.06             0.53
    Diluted                                                         0.05             0.22             0.06             0.53
Income per share - pro forma
    Basic                                                           0.03             0.21             0.02             0.51
    Diluted                                                         0.03             0.20             0.02             0.51

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in fiscal 2003 include a dividend yield of .75 percent, expected volatility of approximately 45 percent, a risk-free interest rate of approximately 3.1 percent and expected lives of 4.5 years. The weighted average assumptions used for options granted in fiscal 2002 include a dividend yield of .8 percent, expected volatility of approximately 48 percent, a risk-free interest rate of approximately 4.0 percent and expected lives of 4.5 years.

12.  New Accounting Standards -

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. There was no impact on the Company's results of operations and financial position upon adoption of SFAS No. 143 at October 1, 2002.

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

     Included in the Company's operating revenues for the three months and six months ended March 31, 2003 are reimbursements for "out-of-pocket" expenses of $9.5 million and $15.5 million, respectively. Previously, the Company recognized reimbursements received as a reduction to the related costs. Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" requires that reimbursements received for "out-of-pocket" expenses be included in operating revenues. The effect of EITF 01-14 resulted in a reclassification to the three months and six months ended March 31, 2002, that increased operating revenues and operating costs by $11.4 million and $20.3 million, respectively. These reclassifications had no impact on net income.

13.  Commitments -

     The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At March 31, 2003, the Company had commitments outstanding of approximately $75 million for the purchase of drilling equipment.

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

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     Summarized financial information of the Company's reportable segments for the six months ended March 31, 2003, and 2002, is shown in the following tables:

                                           External        Inter-            Total          Operating
         (in thousands)                     Sales          Segment           Sales           Profit
                                         -----------     -----------      -----------      -----------

         MARCH 31, 2003

         Contract Drilling
          Domestic                       $   180,240     $        --      $   180,240      $    20,893
          International                       52,975              --           52,975              656
                                         -----------     -----------      -----------      -----------
                                             233,215              --          233,215           21,549
                                         -----------     -----------      -----------      -----------

         Real Estate                           4,748             722            5,470            2,526
         Other                                 1,670              --            1,670               --
         Eliminations                             --            (722)            (722)              --
                                         -----------     -----------      -----------      -----------
            Total                        $   239,633     $        --      $   239,633      $    24,075
                                         ===========     ===========      ===========      ===========

                                          External        Inter-          Total          Operating
         (in thousands)                    Sales         Segment          Sales           Profit
                                         ----------     ----------      ----------      ----------
         MARCH 31, 2002

         Contract Drilling
          Domestic                       $  183,386     $      538      $  183,924      $   41,349
          International                      85,955             --          85,955           8,293
                                         ----------     ----------      ----------      ----------
                                            269,341            538         269,879          49,642
                                         ----------     ----------      ----------      ----------



          Real Estate                         4,460            760           5,220           2,733
          Other                               2,426             --           2,426              --
          Eliminations                           --         (1,298)         (1,298)             --
                                         ----------     ----------      ----------      ----------
            Total                        $  276,227     $       --      $  276,227      $   52,375
                                         ==========     ==========      ==========      ==========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     Summarized financial information of the Company's reportable segments for the quarters ended March 31, 2003, and 2002, is shown in the following tables:

                                          External        Inter-          Total         Operating
(in thousands)                              Sales         Segment         Sales          Profit
                                         ----------     ----------      ----------      ----------

MARCH 31, 2003

Contract Drilling
 Domestic                                $   93,491     $       --      $   93,491      $   12,267
 International                               29,451             --          29,451           1,248
                                         ----------     ----------      ----------      ----------

                                            122,942             --         122,942          13,515
                                         ----------     ----------      ----------      ----------

Real Estate                                   2,517            367           2,884           1,360
Other                                           861             --             861              --
Eliminations                                     --           (367)           (367)             --
                                         ----------     ----------      ----------      ----------
   Total                                 $  126,320     $       --      $  126,320      $   14,875
                                         ==========     ==========      ==========      ==========

                                          External        Inter-          Total          Operating
(in thousands)                             Sales         Segment          Sales           Profit
                                         ----------     ----------      ----------      ----------

MARCH 31, 2002

Contract Drilling
 Domestic                                $   85,728     $      196      $   85,924      $   13,533
 International                               43,546             --          43,546           4,416
                                         ----------     ----------      ----------      ----------
                                            129,274            196         129,470          17,949
                                         ----------     ----------      ----------      ----------

Real Estate                                   1,965            381           2,346           1,336
Other                                         1,105             --           1,105              --
Eliminations                                     --           (577)           (577)             --
                                         ----------     ----------      ----------      ----------
   Total                                 $  132,344     $       --      $  132,344      $   19,285
                                         ==========     ==========      ==========      ==========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     The following table reconciles segment operating profit per the table above to income before income taxes and equity in income of affiliates as reported on the Consolidated Condensed Statements of Income (in thousands).

                                                           Quarter Ended                 Six Months Ended
                                                             March 31,                      March 31,
                                                       2003            2002            2003            2002
                                                    ----------      ----------      ----------      ----------
         Segment operating profit                   $   14,875      $   19,285      $   24,075      $   52,375

         Unallocated amounts:
          Income from investments                        1,029           1,528           1,819           2,835
          General corporate expense                     (7,575)         (6,117)        (13,761)        (10,600)
          Interest expense                              (3,032)           (338)         (5,802)           (730)
          Corporate depreciation                          (611)           (530)         (1,233)         (1,033)
          Other corporate expense                         (230)           (462)           (371)           (478)
                                                    ----------      ----------      ----------      ----------
            Total unallocated amounts                  (10,419)         (5,919)        (19,348)        (10,006)
                                                    ----------      ----------      ----------      ----------
         Income before income taxes
         and equity in income of
         affiliates                                 $    4,456      $   13,366      $    4,727      $   42,369
                                                    ==========      ==========      ==========      ==========

     The following table presents revenues from external customers by country based on the location of service provided.

                                   Quarter Ended                Six Months Ended
                                      March 31,                     March 31,
                                 2003           2002           2003            2002
                              ----------     ----------     ----------     ----------

Revenues:
      United States           $   96,869     $   88,798     $  186,658     $  190,272
      Venezuela                    9,516         15,898         13,198         32,126
      Ecuador                     12,572         11,590         26,362         23,498
      Colombia                     1,732          3,011          1,879          7,343
      Other Foreign                5,631         13,047         11,536         22,988
                              ----------     ----------     ----------     ----------
        Total                 $  126,320     $  132,344     $  239,633     $  276,227
                              ==========     ==========     ==========     ==========

15.  Equity Income -

     Investments in companies owned from 20 to 50 percent are accounted for using the equity method with the Company recognizing its proportionate share of the income or loss of each investee. The Company owned approximately 22% of Atwood Oceanics, Inc. (Atwood) at both March 31, 2003 and 2002. Summarized financial information of Atwood is as follows:

                                           Three Months Ended          Six Months Ended
                                              December 31,                March 31,
                                          2003          2002          2003          2002
                                        ---------     ---------     ---------     ---------
                                                            (in thousands)
    Revenues                            $  35,073     $  43,740     $  64,914     $  80,974
    Operating Income                        1,428        10,715         3,802        23,102
    Net Income                                587         6,830         1,537        14,988
    H&P's equity in net income
         net of taxes                          35         1,107           490         2,541

             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2003

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS THREE MONTHS ENDED MARCH 31, 2002

The Company reported net income of $2,574,000 ($0.05 per share) from revenues of $126,320,000 for the second quarter ended March 31, 2003, compared to net income of $10,872,000 ($0.22 per share) from revenues of $132,344,000 for the second quarter of the prior fiscal year. Net income in the second quarter of fiscal 2002 included income from discontinued operations of $2,743,000 ($0.06 per share).

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2003
                                   (continued)

DOMESTIC DRILLING

DOMESTIC DRILLING'S operating profit decreased $1.2 million to $12.3 million in the second quarter of fiscal 2003. Revenues were $93.5 million and $85.7 million in the second quarter of fiscal 2003 and 2002, respectively. The $1.2 million decrease in operating profit was mostly the result of lower margins on land rigs and increased depreciation. Average land rig revenue per day was $11,433 and $12,386 for the second quarter of fiscal 2003 and 2002, respectively. Average margin per day for the same periods was $3,162 and $3,545, respectively. Although there were some signs of increased demand for land rigs during the quarter, significant improvement will likely develop slowly. Land rig utilization was 80% and 76% for the second quarter of fiscal 2003 and 2002, respectively. Land rig revenue days for the second quarter of 2003 were 5,357, compared to 3,985 for the same period of 2002, with an average of 59.5 and 44.3 rigs working during the second quarter of fiscal 2003 and 2002, respectively.

Depreciation expense for Domestic Drilling increased to $13.7 million in the second quarter of fiscal 2003 from $9.0 million in the same period of 2002. The increase is the result of additional land rigs added in fiscal 2002 and in the first six months of fiscal 2003.

Offshore operations results for the second quarter of 2003 were flat with the same period of fiscal 2002, as higher average rig margin per day was offset by reduced revenue days. Revenue days for the second quarter of fiscal 2003 and 2002 were 540 and 804, respectively. Average margins per day for the same periods were $20,234 and $13,069. Currently, six platform rigs are working out of 12 available which is not expected to change substantially for the remainder of the fiscal year.

At March 31, 2003, the Company had 78 land rigs located primarily in Texas, Oklahoma and Wyoming and 12 platform rigs located in the Gulf of Mexico. Delivery of the Company's FlexRigs continue on schedule. An additional four FlexRigs are scheduled to be placed in service by June 30, 2003.

INTERNATIONAL DRILLING

INTERNATIONAL DRILLING'S operating profit for the second quarter of fiscal 2003 was $1.2 million, compared to a profit of $4.4 million in the same period of fiscal 2002. Revenues decreased $14.1 million to $29.5 million. Rig utilization for international operations averaged 40.6% and 57.7% for the second quarter of 2003 and 2002, respectively. Revenue days for the same periods were 1,205 and 1,663, respectively.

Operating profit in Venezuela in the second quarter was $1.3 million lower than the same quarter of 2002, as the result of reduced revenue days partially offset by a reduction in currency exchange losses. The Company had five rigs working during the current quarter. Two to three rigs are expected to go to work by the end of the fiscal year, assuming the political and economic uncertainty in the country diminishes.

Combined operating profit for Colombia, Argentina and Bolivia decreased $1.4 million in the second quarter of 2003, compared to the same period in fiscal 2002. The decrease was due to lower rig activity ($2.4 million), offset by a $1.0 million exchange gain recorded in Argentina during the current quarter related to favorable settlements regarding banking and currency issues that were provided for in the first quarter of fiscal 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2003
                                   (continued)

Operating profit in Ecuador for the second quarter of fiscal 2003 and 2002 was $1.7 million and $2.3 million, respectively. Utilization for the eight rigs in Ecuador was 87.5% for the second quarter of fiscal 2003, compared to 89.1% in the same period of fiscal 2002. The decrease in operating profit was the result of slightly lower margins and an increase in depreciation caused by an additional rig added in fiscal 2003. The Company expects continued high utilization in Ecuador.

OTHER

Investment income decreased approximately $0.5 million from last year, with $0.3 million due to reduced dividend income as the result of reduced equity holdings. In the second quarter of fiscal 2003, the Company had a gain from the sale of available-for-sale securities of $0.3 million ($0.2 million net of tax), compared to a gain of $0.5 million ($0.3 million net of tax) in the second quarter of fiscal 2002.

Corporate general and administrative expenses increased to $7.6 million in the second quarter of 2003 from $6.2 million in the same period of 2002. The $1.4 million increase is mainly related to higher pension expense from the Company's defined benefit pension plan.

Interest expense was $3.0 million in the second quarter of fiscal 2003, compared to $0.3 million in the same period of fiscal 2002. The increase is the result of the $200,000,000 privately placed term notes issued in August ($100,000,000) and October ($100,000,000) 2002. Capitalized interest for the second quarter of fiscal 2003 and 2002 was $0.5 million and $0.3 million, respectively.

SIX MONTHS ENDED MARCH 31, 2003 VS SIX MONTHS ENDED MARCH 31, 2002

The Company reported net income of $3,181,000 ($0.06 per share) from revenues of $239,633,000 for the six months ended March 31, 2003, compared to net income of $26,476,000 ($0.53 per share) from revenues of $276,227,000 for the first six months of the prior fiscal year. Net income in the first six months of fiscal 2002 included income from discontinued operations of $220,000 ($0.01 per share).

DOMESTIC DRILLING

DOMESTIC DRILLING'S operating profit decreased to $20.9 million from $41.3 million in the first six months of fiscal 2002. Average U.S. land rig revenue per day for the first six months of 2003 and 2002 was $11,376 and $13,311, respectively. Average margin per day for the same periods was $3,004 and $4,889, respectively. Rig utilization for U.S. land rigs was 79.6% for the first six months of fiscal 2003, compared to 82.5% in the same period of 2002. Land rig revenue days for the first six months of fiscal 2003 were 10,372 compared to 8,174 for the same period of fiscal 2002, with an average of 57.0 and 44.9 rigs working during the first six months of fiscal 2003 and 2002, respectively. The significant reduction in operating profit was the result of lower dayrates (15%), without a corresponding reduction in expenses, and higher depreciation. Although the timing and amount is difficult to predict, the Company expects average margins per day should improve in the last six months of fiscal 2003.

Depreciation expense was $25.8 million in the first six months of fiscal 2003 compared to $17.0 million in the same period of fiscal 2002. The $8.8 million increase is the result of new rig investment during fiscal 2002 and fiscal 2003.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2003
                                   (continued)

Offshore operations results for the six months of fiscal 2003 were down 12.5% from the same period of fiscal 2002, as higher average rig margin per day was offset by reduced revenue days. Revenue days for the first six months of 2003 and 2002 were 1,112 and 1,724, respectively. Average margins per day for the same periods were $19,423 and $12,666. The increase in margins is the result of two new platform rigs added in May and August of 2002 at higher dayrates. Currently, six platform rigs are working out of 12 available which is not expected to change substantially for the remainder of the fiscal year.

INTERNATIONAL DRILLING

INTERNATIONAL DRILLING'S operating profit for the first six months of fiscal 2003 was $0.7 million, and was $8.3 million in the same period of fiscal 2002. Revenues were $53.0 million and $86.0 million for the six months ended March 31, 2003 and 2002, respectively. Rig utilization for international operations averaged 36.8% and 56.1% for the first six months of fiscal 2003 and 2002, respectively. Revenue days for the same periods were 2,196 and 3,251.

Operating profit in Venezuela was a loss of $0.8 million in the first six months of fiscal 2003, compared to a $3.4 million profit in the same period of fiscal 2002. Revenue days were down over 50% from fiscal 2002 to 623 days in the current period. Although there is still uncertainty in Venezuela, the Company expects additional rigs to be working by the end of the fiscal year, if the uncertainty diminishes.

Operating profit in Colombia decreased $2.4 million in the first six months of 2003 to a loss of $1.4 million as revenue days decreased from 191 to 49 for the six month periods ending March 31, 2002 and 2003. One rig is now working in Colombia.

Operating profit in Ecuador for the first six months of fiscal 2003 and 2002 was $4.2 million and $3.9 million, respectively. Utilization was at 93% for the first six months of fiscal 2003, compared to 92% in the same period of fiscal 2002.

Only one rig of six is currently working in Bolivia, and two rigs are idle in Argentina. The outlook for drilling in Bolivia is not favorable in 2003, but the Company expects additional contracts for rig utilization in Argentina late in fiscal 2003 or into 2004.

OTHER

Investment income decreased approximately $1.0 million from fiscal 2002, with $0.6 million due to reduced dividend income as the result of reduced equity holdings. For the six months ended March 31, 2003, the Company had a gain from the sale of available-for-sale securities of $0.3 million, compared to a gain of $0.5 million in the same period of fiscal 2002.

Interest expense for the first six months of fiscal 2003 was $5.8 million compared to $0.7 million for the same period in fiscal 2002. The increase is the result of the $200,000,000 privately placed term notes issued in August and October 2002 in $100,000,000 increments. Capitalized interest for the first six months of fiscal 2003 and 2002 was $1.3 million and $0.6 million, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2003
                                   (continued)

Corporate general and administrative expense was $13.8 million in the first six months of fiscal 2003 compared to $10.6 million for the same period of 2002. The $3.2 million increase is related mainly to higher pension expense ($2.7 million) and professional services, offset by reduced bonuses in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $39.1 million for the first six months of fiscal 2003, compared to $68.8 for the same period in 2002. Capital expenditures were $137.8 and $138.5 for the first six months of fiscal 2003 and 2002, respectively.

The Company anticipates capital expenditures to be approximately $220 million for fiscal 2003. Internally generated cash flows are projected to be approximately $90 million for fiscal 2003 and cash balances were $43 million at March 31, 2003. The Company's indebtedness totaled $200,000,000 as of March 31, 2003, as described in note 7 to the Consolidated Condensed Financial Statements. It is anticipated that the Company will borrow against its existing line of credit in the fourth quarter or possibly sell a portion of its investment portfolio to fund projected capital expenditures.

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

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 5, 2003, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation. Each of the nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: W. H. Helmerich, III, 45,224,770 for and 730,880 shares withheld; Glenn A. Cox, 44,462,543 for and 1,493,107 shares withheld; and Edward B. Rust, Jr., 44,464,749 for and 1,490,901 shares withheld. There were no broker non-votes or other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, Paula Marshall-Chapman, John D. Zeglis, William L. Armstrong and L. F. Rooney, III.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

For the three months ended March 31, 2003, registrant furnished one Form 8-K dated January 22, 2003, reporting under Item 9, Regulation FD Disclosure, by attaching a press release announcing results of operations and certain supplemental information, including financial statements. Registrant also (i) filed one Form 8-K dated February 13, 2003, reporting events under Item 5 regarding the release of certain of registrant's rigs, and (ii) filed one Form 8-K dated March 5, 2003, reporting events under Item 5 regarding the retirement of one board member.

                                   SIGNATURES

                             HELMERICH & PAYNE, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2003                      /S/ DOUGLAS E. FEARS
      ------------                   ------------------------------------------
                                     Douglas E. Fears, Chief Financial Officer



Date: May 14, 2003                      /S/ HANS C. HELMERICH
      ------------                   ------------------------------------------
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


Date: May 14, 2003                      /s/ HANS HELMERICH
                                        ---------------------------------------
                                        Hans Helmerich, Chief Executive Officer

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


Date:  May 14, 2003                   /s/ DOUGLAS E. FEARS
                                      -----------------------------------------
                                      Douglas E. Fears, Chief Financial Officer

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Helmerich & Payne, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Hans Helmerich, as Chief Executive Officer of the Company, and Douglas E. Fears, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

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

/s/ HANS HELMERICH                               /s/ DOUGLAS E. FEARS
-----------------------------                    ------------------------------
Hans Helmerich                                   Douglas E. Fears
Chief Executive Officer                          Chief Financial Officer
May 14, 2003                                     May 14, 2003