Form 10-Q
period 2003-06-30
HELMERICH & PAYNE INC
filed 2003-08-14
CIK 46765

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended: JUNE 30, 2003

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
                                                        YES  [X]   NO  [ ]

         CLASS                                    OUTSTANDING AT JUNE 30, 2003
Common Stock, $0.10 par value                               50,093,019


                                                      TOTAL NUMBER OF PAGES - 25

                             HELMERICH & PAYNE, INC.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 30, 2003 and September 30, 2002 ................................................ 3

                  Consolidated Condensed Statements of Income for the
                  Three Months and Nine Months Ended June 30, 2003 and 2002 ........................... 4

                  Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended June 30, 2003 and 2002 ............................................ 5

                  Consolidated Condensed Statement of Shareholders' Equity
                  for the Nine Months Ended June 30, 2003 ............................................. 6

                  Notes to Consolidated Condensed Financial Statements ............................. 7-15

         Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition .............................................. 15-20

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk ............................................................................... 20

         Item 4.  Controls and Procedures ......................................................... 20-21

PART II. OTHER INFORMATION ........................................................................... 21

         Item 6.  Exhibits and Reports on Form 8-K ................................................... 21

         Signatures .................................................................................. 21

         Certifications

                          PART I. FINANCIAL INFORMATION
                             HELMERICH & PAYNE, INC.

                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                    (Unaudited)
                                                     June 30,          September 30,
                                                       2003                 2002
                                                    -----------        -------------
ASSETS
Current assets:
      Cash and cash equivalents                     $    26,973         $    46,883
      Accounts receivable, net                          107,459              92,604
      Inventories                                        21,799              22,511
      Prepaid expenses and other                         18,661              16,753
                                                    -----------         -----------
          Total current assets                          174,892             178,751
                                                    -----------         -----------

Investments                                             157,764             146,855
Property, plant and equipment, net                    1,036,337             897,445
Other assets                                             31,603               4,262
                                                    -----------         -----------

          Total assets                              $ 1,400,596         $ 1,227,313
                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $    40,060         $    41,045
      Accrued liabilities                                32,999              31,854
      Notes payable                                      10,000                  --
                                                    -----------         -----------
          Total current liabilities                      83,059              72,899
                                                    -----------         -----------

Noncurrent liabilities:
      Long-term notes payable                           200,000             100,000
      Deferred income taxes                             173,914             131,401
      Other                                              31,855              27,843
                                                    -----------         -----------
          Total noncurrent liabilities                  405,769             259,244
                                                    -----------         -----------
SHAREHOLDERS' EQUITY
      Common stock, par value $.10 per
       share                                              5,353               5,353
      Preferred stock, no shares issued                      --                  --
      Additional paid-in capital                         82,925              82,489
      Retained earnings                                 838,260             838,929
      Unearned compensation                                 (24)               (190)
      Accumulated other comprehensive income             31,732              16,180
                                                    -----------         -----------
                                                        958,246             942,761
      Less treasury stock, at cost                       46,478              47,591
                                                    -----------         -----------
          Total shareholders' equity                    911,768             895,170
                                                    -----------         -----------

Total liabilities and shareholders' equity          $ 1,400,596         $ 1,227,313
                                                    ===========         ===========


The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                          Three Months Ended                  Nine Months Ended
                                                               June 30                             June 30
                                                         2003             2002              2003              2002
                                                       ---------        ---------         ---------        ---------
REVENUES
     Operating revenues                                $ 136,553        $ 126,495         $ 374,516        $ 400,296
     Income from investments                                 472           25,554             2,142           27,980
                                                       ---------        ---------         ---------        ---------
                                                         137,025          152,049           376,658          428,276
                                                       ---------        ---------         ---------        ---------

COST AND EXPENSES
     Operating costs                                      92,258           92,602           269,422          286,251
     Depreciation                                         21,517           15,247            59,696           44,126
     General and administrative                            5,830            4,591            19,591           15,191
     Interest                                              3,247             (462)            9,049              268
                                                       ---------        ---------         ---------        ---------
                                                         122,852          111,978           357,758          345,836
                                                       ---------        ---------         ---------        ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
     TAXES AND EQUITY IN INCOME OF AFFILIATES             14,173           40,071            18,900           82,440

PROVISION FOR INCOME TAXES                                 6,144           18,182             8,176           36,157

EQUITY IN INCOME OF AFFILIATES
 NET OF INCOME TAXES                                         133              662               619            2,524
                                                       ---------        ---------         ---------        ---------
Income from continuing operations                          8,162           22,551            11,343           48,807
Income from discontinued operations                           --            5,667                --            5,887
                                                       ---------        ---------         ---------        ---------

NET INCOME                                             $   8,162        $  28,218         $  11,343        $  54,694
                                                       =========        =========         =========        =========


BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                 $    0.16        $    0.46         $    0.23        $    0.98
     Income from discontinued operations                      --             0.11                --             0.12
                                                       ---------        ---------         ---------        ---------
         Net income                                    $    0.16        $    0.57         $    0.23        $    1.10
                                                       =========        =========         =========        =========

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                 $    0.16        $    0.45         $    0.22        $    0.97
     Income from discontinued operations                      --             0.11                --             0.12
                                                       ---------        ---------         ---------        ---------
         Net income                                    $    0.16        $    0.56         $    0.22        $    1.09
                                                       =========        =========         =========        =========

CASH DIVIDENDS (NOTE 2)                                $    0.08        $    0.08         $    0.24        $    0.23

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                50,045           49,855            50,016           49,793
     Diluted                                              50,681           50,574            50,563           50,306


The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                      2003              2002
                                                                                    ---------         ---------
OPERATING ACTIVITIES:
  Income from continuing operations                                                 $  11,343         $  48,807
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
           Depreciation                                                                59,696            44,126
           Equity in income of affiliates before income taxes                            (996)           (4,071)
           Amortization of deferred compensation                                          166               841
           Gain on sale of securities                                                    (306)          (25,078)
           Gain on sale of property, plant & equipment                                 (1,081)             (757)
           Other, net                                                                     527              (622)
           Change in assets and liabilities-
             Accounts Receivables                                                     (14,855)           24,197
             Inventories                                                                  984               771
             Prepaid expenses and other assets                                        (29,248)           17,718
             Accounts payable                                                            (985)          (23,333)
             Accrued liabilities                                                        2,332             4,010
             Deferred income taxes                                                     34,216            11,344
             Other noncurrent liabilities                                               4,012             3,970
                                                                                    ---------         ---------
                  Net Cash Provided by Operating Activities                            65,805           101,923
                                                                                    ---------         ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                               (201,381)         (214,923)
  Proceeds from sales of property, plant and equipment                                  3,877             3,281
  Proceeds from sale of securities                                                     12,444            41,489
                                                                                    ---------         ---------
                  Net cash used in investing activities                              (185,060)         (170,153)
                                                                                    ---------         ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                                         111,026                --
  Payments made on notes payable                                                       (1,026)               --
  Dividends paid                                                                      (12,012)          (11,240)
  Proceeds from exercise of stock options                                               1,357             2,659
                                                                                    ---------         ---------
                  Net cash provided by (used in) financing activities                  99,345            (8,581)
                                                                                    ---------         ---------
DISCONTINUED OPERATIONS:
  Net cash provided by operating activities                                                --            43,277
  Net cash used in investing activities                                                    --           (41,228)
                                                                                    ---------         ---------
                  Net cash provided by discontinued operations                             --             2,049
                                                                                    ---------         ---------
Net decrease in cash and cash equivalents                                             (19,910)          (74,762)
Cash and cash equivalents, beginning of period                                         46,883           122,962
                                                                                    ---------         ---------
Cash and cash equivalents, end of period                                            $  26,973         $  48,200
                                                                                    =========         =========

The accompanying notes are an integral part of these statements.

                             HELMERICH & PAYNE, INC.
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands - except per share data)


                                               Common Stock           Additional
                                           ---------------------       Paid-In       Unearned       Retained
                                           Shares        Amount        Capital     Compensation     Earnings
                                           ------       --------      ---------    ------------     --------
Balance, September 30, 2002                53,529       $  5,353       $ 82,489      $   (190)      $838,929

Comprehensive Income:

  Net Income                                                                                          11,343
  Other comprehensive income,
   Unrealized gains on available-
     for-sale securities, net
   Amortization of unrealized loss
     on derivative instruments, net

   Total other comprehensive income

Comprehensive income

Cash dividends ($0.24 per share)                                                                     (12,012)
Exercise of Stock Options                                                   244
Tax benefit of stock-based awards                                           192
Amortization of deferred
   compensation                                                                           166
                                           ------       --------       --------      --------       --------
Balance, June 30, 2003                     53,529       $  5,353       $ 82,925      $    (24)      $838,260
                                           ======       ========       ========      ========       ========


                                                                    Accumulated
                                              Treasury Stock           Other          Total
                                            -------------------     Comprehensive  Shareholders'
                                            Shares      Amount         Income         Equity
                                            -----      --------     -------------  -------------
Balance, September 30, 2002                 3,518      $(47,591)      $ 16,180       $895,170

Comprehensive Income:

  Net Income                                                                           11,343
  Other comprehensive income,
   Unrealized gains on available-
     for-sale securities, net                                           14,818         14,818
   Amortization of unrealized loss
     on derivative instruments, net                                        734            734
                                                                                     --------
   Total other comprehensive income                                                    15,552
                                                                                     --------
Comprehensive income                                                                   26,895
                                                                                     --------
Cash dividends ($0.24 per share)                                                      (12,012)
Exercise of Stock Options                     (82)        1,113                         1,357
Tax benefit of stock-based awards                                                         192
Amortization of deferred
   compensation                                                                           166
                                            -----      --------       --------       --------
Balance, June 30, 2003                      3,436      $(46,478)      $ 31,732       $911,768
                                            =====      ========       ========       ========

                             HELMERICH & PAYNE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation -

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2003, and June 30, 2002, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Registrant's 2002 Annual Report on Form 10-K and the Registrant's 2003 First and Second Quarter Reports on Form 10-Q.

         On September 30, 2002, the Company distributed 100 percent of the common stock of Cimarex Energy Co. to the Registrant's shareholders. Cimarex Energy Co. held the Registrant's exploration and production business and has been accounted for as discontinued operations in the accompanying consolidated financial statements. Unless indicated otherwise, the information in the notes to consolidated financial statements relates to the continuing operations of the Company (see
         Note 8).

2. The $.08 cash dividend declared in March, 2003, was paid June 2, 2003. On June 4, 2003, a cash dividend of $.08 per share was declared for shareholders of record on August 15, 2003, payable September 2, 2003.

3. Inventories consist primarily of replacement parts and supplies held for use in the Company's drilling operations.

4. Net income for the three and nine months ended June 30, 2003 includes a net loss from the sale of available-for-sale securities of $42,000 and a net gain of $140,000, respectively. Cash realized from the sale of available-for-sale securities was $316,000 and $12,444,000 for the three and nine months ended June 30, 2003. Net income for the three and nine months ended June 30, 2002 includes after-tax gains from the sale of available-for-sale securities of $15,246,000 ($0.30 per share) and $15,570,000 ($0.31 per share).

5. The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. At June 30, 2003, the Company's investment in securities accounted for under the equity method is $59,942,000.

                                                            Gross       Gross       Est.
                                                         Unrealized   Unrealized    Fair
                                             Cost           Gains       Losses      Value
                                            -------      ----------   ----------   -------
                                                             (in thousands)
              Equity Securities 06/30/03    $33,848        $63,987      $   13     $97,822
              Equity Securities 09/30/02    $46,325        $43,846      $3,772     $86,399

6.       Comprehensive Income -

         Comprehensive income, net of related tax, is as follows (in thousands):

                                                          Three Months Ended           Nine Months Ended
                                                               June 30,                    June 30,
                                                          2003          2002          2003          2002
                                                         -------      --------       -------      --------
Net income                                               $ 8,162      $ 28,218       $11,343      $ 54,694
Other comprehensive income:
      Net unrealized gain (loss) on securities            12,869       (33,360)       14,818       (12,881)
      Amortization of unrealized loss on derivative
           instruments                                       245            --           734            --
      Net unrealized gain (loss) on derivative
           instrument                                         --          (358)           --            25
                                                         -------      --------       -------      --------
      Other comprehensive income (loss)                   13,114       (33,718)       15,552       (12,856)
                                                         -------      --------       -------      --------
Comprehensive income (loss)                              $21,276      $ (5,500)      $26,895      $ 41,838
                                                         =======      ========       =======      ========

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

                                               June 30,    September 30,
                                                 2003           2002
                                               --------    -------------
Unrealized gain on securities, net             $ 39,664       $ 24,846
Unrealized loss on derivative instruments          (320)        (1,054)
Minimum pension liability                        (7,612)        (7,612)
                                               --------       --------
Accumulated other comprehensive income         $ 31,732       $ 16,180
                                               ========       ========

7.       Notes payable and long-term debt -

         At June 30, 2003, the Company had $200 million in debt outstanding at fixed rates and maturities as summarized in the following table. Funding of the notes occurred on August 15, 2002 and October 15, 2002 in equal amounts of $100 million.

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

         At June 30, 2003, the Company had a committed unsecured line of credit totaling $125 million. Short-term loans totaling $10 million and letters of credit totaling $13.1 million were outstanding against the line, leaving $101.9 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios as defined including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain certain levels of liquidity and tangible net worth.

         At June 30, 2003, the Company held an unassociated interest rate swap tied to 30-day LIBOR in the amount of $50 million which matures on October 27, 2003. The swap instrument was originally designated as a hedge of a $50 million loan that was paid off in September 2002. The swap liability was valued at approximately $0.6 million on June 30, 2003.

         The interest rate swap liability was valued at approximately $1.7 million on the date the $50 million debt was paid off. The $1.7 million is being amortized over the remaining life of the swap as interest expense. In the first nine months of fiscal 2003, $1.2 million was amortized and included in interest expense. Changes to the value of the interest rate swap subsequent to the date the $50 million debt was paid will be recorded to income.

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

         Summarized results of discontinued operations are as follows:

                                            Three Months Ended    Nine Months Ended
                                              June 30, 2002         June 30, 2002
                                            ------------------    -----------------
Revenues                                         $45,758               $119,539
Income from operations:
    Income before income taxes                     8,744                  9,084
    Tax provision                                  3,077                  3,197
                                                 -------               --------
Income from discontinued operations              $ 5,667               $  5,887
                                                 =======               ========

9.       Earnings per share -

         Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

         A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

                                     Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                      2003        2002        2003        2002
                                     ------      ------      ------      ------
 Basic weighted-average shares       50,045      49,855      50,016      49,793
 Effect of dilutive shares:
     Stock options                      633         691         545         498
     Restricted stock                     3          28           2          15
                                     ------      ------      ------      ------
                                        636         719         547         513
                                     ------      ------      ------      ------
Diluted weighted-average shares      50,681      50,574      50,563      50,306
                                     ======      ======      ======      ======

10.      Income Taxes -

         The Company's effective tax rate was 43.3% in the first nine months of fiscal 2003, compared to 43.8% in the first nine months of fiscal 2002. The effective tax rate is impacted by the Company's international drilling operations and state taxes.

         For the nine months ended June 30, 2003, the Company's "Other Assets" have increased to $31.6 million from $4.3 million. The $27.3 million increase is primarily the result of the tax benefit created by an estimated tax net operating loss for the fiscal year ending September 30, 2003.

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

11.      Stock-Based Compensation -

         The Company has option plans providing for common stock-based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including stock options and restricted stock. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost for stock options granted has been recognized, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the day of grant.

         On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation.

         The Company is considering adopting SFAS No. 123's fair value method of accounting for stock-based employee compensation, but has not yet made a final decision on adoption.

         Had compensation cost for these plans been determined consistent with the provisions of SFAS No. 123, the Company's stock-based compensation expense, net income and income per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                     Three Months Ended              Nine Months Ended
                                                           June 30,                       June 30,
                                                     2003           2002            2003             2002
                                                  ----------      ----------      ----------      ----------
Stock-based compensation expense - as reported    $        9      $      174      $      103      $      522
Stock-based compensation expense - pro forma           1,090             940           3,296           2,354
Net income - as reported                               8,162          28,218          11,343          54,694
Net income - pro forma                                 7,081          27,452           8,150          52,862
Income per share - as reported:
    Basic                                               0.16            0.57            0.23            1.10
    Diluted                                             0.16            0.56            0.22            1.09
Income per share - pro forma
    Basic                                               0.14            0.55            0.16            1.06
    Diluted                                             0.14            0.54            0.16            1.05

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

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

12.      New Accounting Standards -

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. There was no impact on the Company's results of operations and financial position upon adoption of SFAS No. 143 at October 1, 2002.

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

         Included in the Company's operating revenues for the three months and nine months ended June 30, 2003 are reimbursements for "out-of-pocket" expenses of $7.7 million and $23.2 million, respectively. Previously, the Company recognized reimbursements received as a reduction to the related costs. Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" requires that reimbursements received for "out-of-pocket" expenses be included in operating revenues. The effect of EITF 01-14 resulted in a reclassification to the three months and nine months ended June 30, 2002, that increased operating revenues and operating costs by $12.3 million and $32.6 million, respectively. These reclassifications had no impact on net income.

13.      Commitments -

         The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At June 30, 2003, the Company had commitments outstanding of approximately $75 million for the purchase of drilling equipment.

         In July 2003, the Company signed a six-year lease for approximately 114,000 square feet of office space near downtown Tulsa. The lease has an escalating rate that averages approximately $1,200,000 a year. The Company expects to move from its current building to the new location by the end of calendar 2003.

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

         Summarized financial information of the Company's reportable segments for the nine months ended June 30, 2003, and 2002, is shown in the following tables:

                       External        Inter-          Total       Operating
(in thousands)          Sales         Segment          Sales         Profit
                       --------      ---------       ---------     ---------
JUNE 30, 2003

Contract Drilling
 Domestic              $284,872      $      --       $ 284,872       $39,650
 International           82,956             --          82,956         4,540
                       --------      ---------       ---------       -------
                        367,828             --         367,828        44,190
                       --------      ---------       ---------       -------

Real Estate               6,688          1,079           7,767         3,337
Other                     2,142             --           2,142            --
Eliminations                 --         (1,079)         (1,079)           --
                       --------      ---------       ---------       -------
   Total               $376,658      $      --       $ 376,658       $47,527
                       ========      =========       =========       =======

                       External        Inter-          Total       Operating
(in thousands)          Sales         Segment          Sales         Profit
                       --------      ---------       ---------     ---------
JUNE 30, 2002

Contract Drilling
 Domestic              $273,432      $     682       $ 274,114       $55,709
 International          120,215             --         120,215        11,840
                       --------      ---------       ---------       -------
                        393,647            682         394,329        67,549
                       --------      ---------       ---------       -------

Real Estate               6,649          1,128           7,777         4,073
Other                    27,980             --          27,980            --
Eliminations                 --         (1,810)         (1,810)           --
                       --------      ---------       ---------       -------
   Total               $428,276      $      --       $ 428,276       $71,622
                       ========      =========       =========       =======

                             HELMERICH & PAYNE, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Summarized financial information of the Company's reportable segments for the quarters ended June 30, 2003, and 2002, is shown in the following tables:

                       External        Inter-          Total       Operating
(in thousands)          Sales         Segment          Sales         Profit
                       --------      ---------       ---------     ---------
JUNE 30, 2003

Contract Drilling
 Domestic              $104,632      $      --       $ 104,632       $18,757
 International           29,981             --          29,981         3,884
                       --------      ---------       ---------       -------
                        134,613             --         134,613        22,641
                       --------      ---------       ---------       -------

Real Estate               1,940            357           2,297           811
Other                       472             --             472            --
Eliminations                 --           (357)           (357)           --
                       --------      ---------       ---------       -------
   Total               $137,025      $      --       $ 137,025       $23,452
                       ========      =========       =========       =======

                       External        Inter-          Total       Operating
(in thousands)          Sales         Segment          Sales         Profit
                       --------      ---------       ---------     ---------
JUNE 30, 2002

Contract Drilling
 Domestic              $ 90,046      $     144       $  90,190       $14,360
 International           34,260             --          34,260         3,547
                       --------      ---------       ---------       -------
                        124,306            144         124,450        17,907
                       --------      ---------       ---------       -------

Real Estate               2,189            368           2,557         1,340
Other                    25,554             --          25,554            --
Eliminations                 --           (512)           (512)           --
                       --------      ---------       ---------       -------
   Total               $152,049      $      --       $ 152,049       $19,247
                       ========      =========       =========       =======

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

                                      Quarter Ended                Nine Months Ended
                                          June 30,                     June 30,
                                    2003           2002           2003           2002
                                  --------       --------       --------       --------
Segment operating profit          $ 23,452       $ 19,247       $ 47,527       $ 71,622

Unallocated amounts:
 Income from investments               472         25,554          2,142         27,980
 General corporate expense          (5,830)        (4,591)       (19,591)       (15,191)
 Interest expense                   (3,247)           462         (9,049)          (268)
 Corporate depreciation               (616)          (563)        (1,851)        (1,596)
 Other corporate expense               (58)           (38)          (278)          (107)
                                  --------       --------       --------       --------
   Total unallocated amounts        (9,279)        20,824        (28,627)        10,818
                                  --------       --------       --------       --------
Income before income taxes
and equity in income of
affiliates                        $ 14,173       $ 40,071       $ 18,900       $ 82,440
                                  ========       ========       ========       ========

         The following table presents revenues from external customers by country based on the location of service provided.

                             Quarter Ended              Nine Months Ended
                                June 30,                    June 30,
                           2003          2002          2003          2002
                         --------      --------      --------      --------
Revenues:
      United States      $107,044      $117,789      $293,702      $308,061
      Venezuela             9,248        11,648        22,446        43,774
      Ecuador              13,256        11,123        39,618        34,621
      Colombia              2,057         2,500         3,936         9,843
      Other Foreign         5,420         8,989        16,956        31,977
                         --------      --------      --------      --------
        Total            $137,025      $152,049      $376,658      $428,276
                         ========      ========      ========      ========

15.      Equity Income -

         Investments in companies owned from 20 to 50 percent are accounted for using the equity method with the Company recognizing its proportionate share of the income or loss of each investee. The Company owned approximately 22% of Atwood Oceanics, Inc. (Atwood) at both June 30, 2003 and 2002. Summarized financial information of Atwood is as follows:

                                      Three Months Ended          Nine Months Ended
                                           June 30,                    June 30,
                                      2003          2002          2003          2002
                                    --------       -------      --------      --------
                                                      (in thousands)
    Revenues                        $ 41,847       $37,402      $106,761      $118,376
    Operating Income                   2,207         9,615         6,009        32,276
    Net Income                           (82)        6,132         1,455        21,120
    H&P's equity in net income
         net of taxes                    (18)        1,002           314         3,543

16.      Employee Retirement Plan ("Pension Plan") -

         Helmerich & Payne, Inc. has elected to revise the Helmerich & Payne, Inc. Employees Retirement Plan ("Pension Plan") effective October 1, 2003. The revisions to the Pension Plan are as follows:

                 [ ] Employees hired by Helmerich & Payne, Inc. after September 30, 2003, will not be able to participate in the Pension Plan.

                 [ ] Effective during the period October 1, 2003 through September 30, 2006, the formula for calculating a monthly benefit will be reduced by 50%; and

                 [ ] On September 30, 2006, all benefit accruals under the Pension Plan will be frozen. On October 1, 2006, future accruals for Company pension benefits will cease.

         The above revisions to the Pension Plan had no effect upon pension expense accruals for fiscal 2003. However, if such revisions to the Pension Plan had been effective during all of fiscal 2003, then pension expense would have been reduced by approximately $3 million.


             Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2003

         RISK FACTORS AND FORWARD-LOOKING STATEMENTS

         The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K and the Company's fiscal 2003 First and Second Quarter Report on Form 10-Q. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company's businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

         With the exception of historical information, the matters discussed in Management's Discussion & Analysis of Results of Operations and Financial Condition include forward-looking statements. These forward-looking statements are based on various assumptions. The Company cautions that, while it believes such assumptions to be reasonable and makes them in good faith, assumed facts almost always vary from actual results. The differences between assumed facts and actual results can be material. The Company is including this cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2003
                                   (continued)

         SPIN-OFF AND MERGER TRANSACTIONS

         On September 30, 2002, the Company completed its distribution of 100 percent of the common stock of Cimarex Energy Co. to the Company's shareholders and subsequent merger of Key Production Company, Inc. into a subsidiary of Cimarex making Key a wholly-owned subsidiary of Cimarex. The Cimarex Energy Co. stock distribution was recorded as a dividend and resulted in a decrease to consolidated shareholders' equity of approximately $152.2 million. As a result of this transaction, the Company continues to own and operate the contract drilling and real estate businesses, while Cimarex Energy Co. is a separate publicly-traded company that owns and operates the Company's former exploration and production business. The Company does not own any common stock of Cimarex Energy Co. As a result of the transaction, the Company is reporting the results of its former Exploration and Production Division (Cimarex Energy Co.) as discontinued operations.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

         The Company reported net income of $8,162,000 ($0.16 per share) from revenues of $137,025,000 for the third quarter ended June 30, 2003, compared to net income of $28,218,000 ($0.56 per share) from revenues of $152,049,000 for the third quarter of the prior fiscal year. Net income in the third quarter of fiscal 2002 included $5,667,000 ($0.11 per share) from discontinued operations. Net income in the third quarter of fiscal 2002 also included $15,246,000 ($0.30 per share) from the sale of investment securities.

         DOMESTIC DRILLING

         DOMESTIC DRILLING'S operating profit increased to $18.8 million from $14.4 million in the third quarter of fiscal 2002. Revenues were $104.6 million and $90.2 million in the third quarter of fiscal 2003 and 2002, respectively. The $4.4 million increase in operating profit was primarily a result of higher land rig margins and increased land rig activity partially offset by increased depreciation. Average land rig revenue per day was $11,683 and $11,501 for the third quarter of fiscal 2003 and 2002, respectively. Average margin per day for the same periods was $3,767 and $3,390, respectively. Land rig utilization was 82% and 84% for the third quarter of fiscal 2003 and 2002, respectively. Land rig revenue days for the third quarter of 2003 were 5,912 compared to 4,466 for the same period of 2002, with an average of 65 and 49 rigs working during the third quarter of fiscal 2003 and 2002, respectively. There has been some positive movement in dayrates during the quarter but it is difficult to project the timing or extent of additional increases in the near-term. The Company's FlexRig3's continue to receive premium dayrates, as field results continue to improve and exceed the Company's expectations. Efforts to reduce operating costs have been led by the FlexRig3 operations, where costs per rig per day have been reduced from $8,173 in the fourth quarter of fiscal 2002 to $7,575 in the third quarter of fiscal 2003.

         Offshore operations results for the third quarter of 2003 were favorable compared with the same period of fiscal 2002, as higher average rig margins per day were partially offset by reduced revenue days. Revenue days for the third quarter of fiscal 2003 and 2002 were 592 and 839, respectively. Average margins per day for

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2003
                                   (continued)

         the same periods were $22,125 and $13,025. The increase in margins is the result of two new platform rigs added in May and August 2002 at higher dayrates and the recognition of $1.5 million previously deferred income related to the early termination of a drilling contract on Rig 206 in the Gulf of Mexico. With the release of Rig 206, the Company's total number of active offshore rigs is six. The Company's Rig 100 is scheduled to be released in mid-August with the other five active offshore rigs continuing to work.

         Depreciation expense for Domestic Drilling increased to $15.1 million in the third quarter of fiscal 2003 from $9.3 million in the same period of 2002. The increase is the result of additional land rigs added in fiscal 2002 and in the first nine months of fiscal 2003.

         At June 30, 2003, the Company had 83 U.S. land rigs and 12 U.S. platform rigs located in the Gulf of Mexico. An additional seven FlexRigs were delivered in the current quarter, which completed the year-long FlexRig3 project. The Company recently announced an extension of the FlexRig3 project with the addition of seven more rigs. The seven rigs will be delivered between July 2003 and March 2004.

         INTERNATIONAL DRILLING

         INTERNATIONAL DRILLING'S operating profit for the third quarter of fiscal 2003 was $3.9 million, compared to $3.5 million in the same period of fiscal 2002. Revenues decreased to $30.0 million from $34.3 million for the same periods. Rig utilization for international operations averaged 43% and 48% for the third quarter of 2003 and 2002, respectively. Revenue days for the same periods were 1,211 and 1,403, respectively.

         Operations in Venezuela were improved over the third quarter of fiscal 2002, as five deep rigs worked for the quarter. An additional deep rig has begun operations in the fourth quarter and two additional deep rigs are committed and scheduled to begin work in the fourth quarter. The Company will also bid two additional deep rigs that could begin operations in the first quarter of fiscal 2004. Currently, the Venezuelan government has established a fixed exchange rate of 1,596 Venezuelan bolivars to one U.S. dollar. Although collections of accounts receivables from PDVSA have improved over the last two months, the Company, as well as other companies, have been prohibited from converting the Venezuelan bolivar into U.S. dollars. As a result, the Company's exposure to any devaluation that might result from the Venezuelan government removing or changing the fixed exchange rate has increased. If there was a devaluation of 50% (2,400 to 1), the resulting expense to the Company for revaluation of its bolivar assets and liabilities would be approximately $3,900,000. The Company is attempting to receive permission from the Venezuelan government to convert its existing bolivar cash balances into dollars as soon as possible. It is difficult to predict if and when this may occur.

         Colombia, Argentina and Bolivia had a combined operating loss of $1.8 million in the third quarter of 2003, compared to an operating profit of $0.4 million in the same period in fiscal 2002. The decrease was due to a 60% decline in rig activity. Currently, Colombia has one rig working while Bolivia and Argentina have all eight rigs idle. One rig is expected to begin working in Argentina in the fourth quarter of fiscal 2003 and Bolivia is expected to have one rig begin working in the first quarter of fiscal 2004.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2003
                                   (continued)

         Operating profit in Ecuador for the third quarter of fiscal 2003 and 2002 was $2.4 million and $2.9 million, respectively. Eight rigs were contracted at 83.3% activity for the third quarter of fiscal 2003, compared to 85.7% in the same period of fiscal 2002. The decrease in operating profit was the result of slightly lower margins and an increase in depreciation. The Company is currently operating five rigs in Ecuador with two rigs expected to resume operations in August.

         OTHER

         Investment income decreased approximately $25.0 million from last year. In the third quarter of fiscal 2002, the Company had a gain from the sale of available-for-sale securities of $24.9 million ($15.2 million net of tax), compared to no material gain in the third quarter of fiscal 2003.

         Corporate general and administrative expenses increased to $5.8 million in the third quarter of 2003 from $4.6 million in the same period of 2002. The $1.2 million increase is mainly related to higher pension expense from the Company's defined benefit pension plan and health insurance costs. As disclosed in the Company's July 15, 2003 Form 8-K filing, effective October 1, 2003, the Company will no longer allow new participants into its defined pension plan, and through October 1, 2006 will reduce the formula for pension benefit accruals to plan participants. On October 1, 2006, future accruals for Company pension benefits will cease. General and administrative expenses relating to pension benefits after that date will be dependent upon the performance of the pension fund investments and other actuarial assumptions.

         Interest expense was $3.2 million in the third quarter of fiscal 2003, compared to negative $0.5 million in the same period of fiscal 2002. The increase is the result of the $200,000,000 privately placed term notes issued in August ($100,000,000) and October ($100,000,000) 2002.
         Capitalized interest for the third quarter of fiscal 2003 and 2002 was $0.4 million and $1.2 million, respectively.

         NINE MONTHS ENDED JUNE 30, 2003 VS. NINE MONTHS ENDED JUNE 30, 2002

         The Company reported net income of $11,343,000 ($0.22 per share) from revenues of $376,658,000 for the nine months ended June 30, 2003, compared with net income of $54,694,000 ($1.09 per share) from revenues of $428,276,000 for the first nine months of the prior fiscal year. Net income in the first nine months of fiscal 2002 included income from discontinued operations of $5,887,000 ($0.12 per share). Net income in the first nine months of fiscal 2002 included $15,792,000 ($0.31 per share) from the sale of investment securities compared with $140,000 ($0.00 per share) for the same period of fiscal 2003.

         DOMESTIC DRILLING

         DOMESTIC DRILLING'S operating profit was $39.7 million and $55.7 million for the first nine months of fiscal 2003 and fiscal 2002, respectively. Revenues for the same periods were $284.9 million and $273.4, respectively. The decrease in operating profit is due primarily to lower dayrates, with average revenue per day of approximately $11,488 in the first nine months of fiscal 2003, compared with $12,600 in the same period of fiscal 2002. Average land rig margin per day for the same periods was $3,281 and $4,359. Land rig utilization was 80% and 83% for the first nine months of fiscal 2003 and 2002, respectively. Land rig revenue days were 16,284 and 12,640 for the first nine months of fiscal 2003 and 2002, respectively, with an average of 59.6 and 46.3 rigs working for the same periods.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2003
                                   (continued)

         Offshore operating results for the nine months of fiscal 2003 were down 2% for the first nine months of fiscal 2003 compared with the same period of fiscal 2002. Offshore rig utilization was 52% and 90% for the same periods, respectively. Revenue days for the first nine months of 2003 and 2002 were 1,704 and 2,563, respectively. Average margins per day for the same periods were $20,362 and $13,264. The increase in margins is the result of two new platform rigs added in May and August of 2002 at higher dayrates and the recognition of $1.5 million of previously deferred revenue during the third quarter of this year, relating to the early termination of a drilling contract for Rig 206 in the Gulf of Mexico. By mid-August five platform rigs will be working out of 12 available which is not expected to change for the remainder of the calendar year.

         Depreciation expense for Domestic Drilling increased to $40.9 million in the first nine months of fiscal 2003 from $26.2 million in the same period of fiscal 2002. The increase is mainly the result of the addition of 25 FlexRig3s over the last year.

         INTERNATIONAL DRILLING

         INTERNATIONAL DRILLING'S operating profit for the first nine months of fiscal 2003 was $4.5 million, compared to $11.8 million in the same period of fiscal 2002. Revenues decreased to $83.0 million from $120.0 million for the same periods. Rig utilization for international operations averaged 39% and 53% for the first nine months of 2003 and 2002, respectively. Revenue days for the same periods were 3,407 and 4,654, respectively.

         Operating profit in Venezuela was $0.6 million in the first nine months of fiscal 2003, compared to $4.0 million for the same period of fiscal 2002. Revenue days were down 40% from fiscal 2002 to 1,065 days in the current period. The outlook for additional rig activity in Venezuela is positive. The Company anticipates that all eight of the Company's 3,000 H&P deep rigs will be working by the end of the fiscal year.

         Colombia had an operating loss of $1.0 million in the first nine months of fiscal 2003, compared to an operating profit of $1.1 million in the same period of fiscal 2002. Revenue days decreased to 141 from 283 for the same periods. One rig is currently working in Colombia.

         Bolivia and Argentina had a combined operating loss of $4.7 million in the first nine months of fiscal 2003, compared to an operating loss of $0.9 million in the same period of fiscal 2002. Revenue days were 245 and 884 for the same periods. In the first nine months of fiscal 2003, Argentina had a currency exchange gain of $1.0 million compared to a currency exchange loss of $1.2 million in the same period of fiscal 2002.

         OTHER

         Investment income decreased approximately $26 million over last year, with $25.1 million due to decreased gains from the sale of available-for-sale securities and a $0.7 million decrease in dividend income, also due to the sale of securities.

         Interest expense was $9.0 million in the first nine months of fiscal 2003, compared to $0.3 million in the same period of fiscal 2002. The increase is the result of the $200,000,000 privately placed term notes issued in August ($100,000,000) and October ($100,000,000) 2002.
         Capitalized interest for the first nine months of fiscal 2003 and 2002 was $1.6 million and $1.8 million, respectively.

         Corporate general and administrative expense increased from $15.2 million in the first nine months of fiscal 2002 to $19.6 million in the same period of fiscal

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 2003
                                   (continued)

         2003. The $4.4 million increase is mainly related to higher pension expense of $4.1 million (see note 16 to Consolidated Condensed Financial Statements).

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $65.8 million for the first nine months of fiscal 2003, compared with $101.9 million for the same period in 2002. Capital expenditures were $201.4 million and $214.9 million for the first nine months of fiscal 2003 and 2002, respectively.

         The Company anticipates capital expenditures to be approximately $260 million for fiscal 2003. Internally generated cash flows are projected to be approximately $115 million for fiscal 2003 and cash balances were $27 million at June 30, 2003. The Company's indebtedness totaled $210,000,000 as of June 30, 2003, as described in note 7 to the Consolidated Condensed Financial Statements. It is anticipated that the Company will borrow against its existing line of credit in the fourth quarter or possibly sell a portion of its investment portfolio to fund projected capital expenditures.

         The Company incurred short-term loans of $11 million against its unsecured line of credit during the third quarter of fiscal 2003. The proceeds were used to pay outstanding accounts payable balances related to the Company's rig construction program and for other corporate purposes. The Company made a payment of $1 million against the short-term loan during the quarter, leaving a balance of $10 million at June 30, 2003.

         Companies have been prohibited from converting the Venezuelan bolivars to U.S. dollars. The Company is attempting to receive permission from the Venezuelan government to convert its existing bolivar cash balances into dollars as soon as possible. The U.S. dollar amount was approximately $8 million at July 31, 2003. It is difficult to predict if and when permission will be granted.

         There were no other significant changes in the Company's financial position since September 30, 2002.

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a description of the Company's market risks, see "Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and Note 7 to the Consolidated Condensed Financial Statements contained in Part I hereof. Also refer to the third quarter International Drilling discussion in Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition" on P.17 hereof.

         Item 4. CONTROLS AND PROCEDURES

                  a)       Evaluation of disclosure controls and procedures.
                           As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

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

                           PART II. OTHER INFORMATION

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         For the three months ended June 30, 2003, Registrant furnished one Form 8-K dated April 24, 2003, reporting information required by Item 12 of Form 8-K under Item 9 by attaching a press release announcing results of operations and certain supplemental information, including financial statements. Registrant also (i) furnished one Form 8-K dated April 29, 2003, reporting information required by Item 12 of Form 8-K under Item 9 by attaching a copy of the Registrant's April 24, 2003 webcast transcript and (ii) filed one Form 8-K dated June 10, 2003, reporting under Item 5 of Form 8-K the text of Registrant's June 10, 2003 press release regarding the construction of additional drilling rigs.

                                   SIGNATURES
                             HELMERICH & PAYNE, INC.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: August 14, 2003       /s/ DOUGLAS E. FEARS
               ---------------       -------------------------------------------
                                     Douglas E. Fears, Chief Financial Officer


         Date: August 14, 2003       /s/ HANS C. HELMERICH
               ---------------       -------------------------------------------
                                     Hans C. Helmerich, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
31.1     Certification of Chief Executive Officer, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification of Chief Executive Officer and Chief Financial Officer
         Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.