Form 10-K
period 2003-09-30
HELMERICH & PAYNE INC
filed 2003-12-23
CIK 46765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 1-4221

HELMERICH & PAYNE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	73-0679879
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

UTICA AT TWENTY-FIRST STREET, TULSA, OKLAHOMA 74114

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (918) 742-5531

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock ($0.10 par value)	New York Stock Exchange

Common Stock Purchase Rights	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

At March 31, 2003, the aggregate market value of the voting stock held by non-affiliates was $1,218,694,981.

Number of shares of common stock outstanding at December 15, 2003: 50,168,655.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts

(1) Annual Report to Stockholders for the fiscal year ended September 30, 2003	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 3, 2004	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT’S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “WILL”, “EXPECT”, “INTEND”, “ESTIMATE”, “ANTICIPATE”, “BELIEVE”, OR “CONTINUE” OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT’S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION “RISK FACTORS” BEGINNING ON PAGE 5, AS WELL AS IN MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 10 THROUGH 33 OF THE COMPANY’S ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

PART I

ITEM 1. BUSINESS

Helmerich & Payne, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. The Company is primarily engaged in contract drilling of oil and gas wells for others. The contract drilling business accounts for the major portion of its operating revenues. The Company is also engaged in the ownership, development, and operation of commercial real estate.

The Company is organized into two separate autonomous operating entities, being contract drilling and real estate. Both businesses operate independently of the other. Both the contract drilling and real estate businesses are conducted through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, information technology, budgeting, insurance, cash management, and related activities.

The Company’s contract drilling business is composed of three business segments: domestic land drilling, domestic offshore platform drilling and international drilling. The Company’s domestic contract drilling is conducted primarily in Oklahoma, Texas, Wyoming, and Louisiana, and offshore from platforms in the Gulf of Mexico and California. The Company also operated during fiscal 2003 in seven international locations: Venezuela, Ecuador, Colombia, Argentina, Bolivia, Equatorial Guinea, and Hungary.

The Company’s real estate investments are located in Tulsa, Oklahoma, where the Company maintains its executive offices.

Prior to October 1, 2002, the Company was engaged in the exploration, production and sale of crude oil and natural gas business (“exploration and production business”). During fiscal 2002, the Company transferred the assets and liabilities of its exploration and production business to its wholly owned subsidiary, Cimarex Energy Co. On September 30, 2002, the Company distributed the common stock of Cimarex Energy Co. to the Company’s stockholders and completed a merger of Key Production Company, Inc. with a subsidiary of Cimarex Energy Co. As a result of this transaction, Cimarex Energy Co. became a separate publicly-traded company that owned and operated the exploration and production business. The Company does not own any common stock of Cimarex Energy Co.

CONTRACT DRILLING

The Company believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Company specializes in medium to deep drilling in major gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, the Company draws its customers primarily from the major oil companies and the larger independents. In South America, the Company’s current customers include the Venezuelan state petroleum company and major international oil companies.

In fiscal 2003, the Company received approximately 68% of its consolidated revenues from the Company’s ten largest contract drilling customers. BP plc, Shell Oil Company, and ExxonMobil Corporation (respectively, “BP”, “Shell” and “ExxonMobil”), including their affiliates, are the Company’s three largest contract drilling customers. The Company performs drilling services for BP, Shell, and ExxonMobil on a world-wide basis. Revenues from drilling services performed for BP, Shell and ExxonMobil in fiscal 2003 accounted for approximately 16%, 15% and 11%, respectively, of the Company’s consolidated revenues from continuing operations for the same period.

The Company provides drilling rigs, equipment, personnel, and camps on a contract basis. These services are provided so that the Company’s customers may explore for and develop oil and gas from onshore areas and from fixed platforms, tension-leg platforms and spars in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. A helicopter rig is one that can be disassembled into component part loads of approximately 4,000-20,000 pounds and transported to remote locations by helicopter, cargo plane, or other means. A platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, the Company operates self-moving minimum-space platform drilling rigs and drilling rigs to be used on tension-leg platforms and spars. The minimum-space rig is designed to be moved without the use of expensive derrick barges. The tension-leg platforms and spars allow drilling operations to be conducted in much deeper water than traditional fixed platforms.

During fiscal 1998, the Company put to work a new generation of six highly mobile/depth flexible rigs (individually the “FlexRig”)*. The FlexRig has been able to significantly reduce average rig move times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, the Company built and completed 12 new FlexRig2 rigs. During fiscal 2001, the Company announced that it would build an additional 25 new FlexRigs. These new rigs, known as “FlexRig3”, are the next generation of FlexRigs which incorporate new drilling technology and new environmental and safety design. This new design includes integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRigs were completed by June of 2003. During fiscal 2003, the Company began constructing seven more FlexRig3s at an approximate cost of $11,250,000 each. Two of the seven were completed in fiscal year 2003. The other five will be completed by March 2004. All FlexRigs will be available for work in the Company’s domestic and international drilling operations.

The Company’s drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. Most of the contracts are performed on a “daywork” basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination “footage” and “daywork” basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a “footage” basis involve a greater element of risk to the contractor than do contracts performed on a “daywork” basis. Also, the Company has previously accepted “turnkey” contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a “footage” basis. “Turnkey” contracts entail varying degrees of risk greater than the usual “footage” contract. The Company did not accept any “footage” or “turnkey” contracts during fiscal 2003. The Company believes that under current market conditions “footage” and “turnkey” contract rates do not adequately compensate contractors for the added risks. The duration of the Company’s drilling contracts are “well-to-well” or for a fixed term. “Well-to-well” contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

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

*   The term “FlexRig” as used herein is a Company trademark registered in the U.S. Patent and Trademark Office.

DOMESTIC LAND DRILLING

The Company believes it is a major land drilling contractor in the domestic market. At the end of September 2003, the Company had 83 of its land rigs available for work in the United States. The 17-rig increase from fiscal 2002 to 2003 was due to the delivery of 19 new FlexRigs and the transfer of two rigs to the Company’s international operations. The Company’s land operations contributed approximately 53% of the Company’s consolidated revenues during fiscal 2003. Rig utilization in fiscal 2003 was 81%, down from 84% in fiscal 2002. However, the 22,588 activity days in fiscal 2003 were up from the fiscal 2002 total of 17,478 due to the increase in rig count. The Company’s fleet of FlexRigs and highly mobile rigs maintained an average utilization of approximately 95% during fiscal 2003 while the Company’s conventional rigs had an average utilization rate of approximately 58%. At the close of fiscal 2003, 68 land rigs were working out of 83 available rigs.

DOMESTIC OFFSHORE PLATFORM DRILLING

The Company’s offshore platform operations contributed approximately 22% of the Company’s consolidated revenues during fiscal 2003. Rig utilization in fiscal 2003 was 51%, down from 83% in fiscal 2002. At the end of this fiscal year, the Company had five of its 12 offshore platform rigs under contract and it continued to work under management contracts for three customer-owned rigs. It is likely during the first six months of calendar 2004 that two platform rigs will be placed on standby status and will receive lower standby rates.

INTERNATIONAL DRILLING

General

The Company’s international drilling operations began in 1958 with the acquisition of Sinclair Oil Company’s drilling rigs in Venezuela. Helmerich & Payne de Venezuela, C.A., a wholly owned subsidiary of the Company, is one of the leading drilling contractors in Venezuela. Beginning in 1972, with the introduction of its first helicopter rig, the Company expanded into other Latin American countries.

The Company’s international operations contributed approximately 21% of the Company’s consolidated revenues during fiscal 2003. Rig utilization in fiscal 2003 was 39%, down from 51% in fiscal 2002.

Venezuela

Venezuelan operations continue to be a significant part of the Company’s operations. During fiscal 2003, the Company sold three workover/drilling rigs, leaving the Company with 11 land drilling rigs in Venezuela at the end of fiscal 2003. The Company worked exclusively for the Venezuelan state petroleum company during fiscal 2003, and revenues from this work accounted for approximately 6% of the Company’s consolidated revenues during the fiscal year. The Company had six rigs working in Venezuela at the end of fiscal 2003.

The Company’s rig utilization rate in Venezuela has decreased from approximately 41% during fiscal 2002 to approximately 33% in fiscal 2003. Even though the Company is, at this time, unable to predict future fluctuations in its utilization rates during fiscal 2004, the Company believes that the prospects are good for returning at least two of its idle rigs back to work in Venezuela during fiscal 2004.

Ecuador

At the end of fiscal 2003, the Company owned eight rigs in Ecuador. The Company’s utilization rate was approximately 85% during fiscal 2003, down from approximately 93% in fiscal 2002. Revenues generated by Ecuadorian drilling operations contributed approximately 10% of the Company’s consolidated revenues during fiscal 2003. The Ecuadorian drilling contracts are primarily with large international oil companies.

Colombia

During fiscal 2003, the Company owned three drilling rigs in Colombia. The Company’s utilization rate in Colombia was approximately 21% during fiscal 2003, down from approximately 31% in fiscal 2002. The revenues generated by Colombian drilling operations contributed approximately 1% of the Company’s consolidated revenues in fiscal 2003. At the end of fiscal 2003, the Company was operating one rig in Colombia, which has since ceased operations.

Other Locations

In addition to its operations in Venezuela, Ecuador and Colombia, in fiscal 2003, the Company owned six rigs in Bolivia and two rigs in Argentina. At the end of fiscal 2003, no rigs were operating in Bolivia or Argentina. However, as of the end of November, 2003, one rig was operating in each of Bolivia and Argentina.

During fiscal 2003, the Company continued operations under a management contract for a customer-owned platform rig located offshore Equatorial Guinea. Also, during the fiscal year, the Company moved one FlexRig each to Hungary and Chad. The rig in Hungary began operations in July 2003 and the rig in Chad is currently expected to commence drilling operations in December of 2003.

REAL ESTATE OPERATIONS

The Company’s real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of 15 separate buildings, with parking and other common facilities covering an area of approximately 30 acres. The Company in fiscal 2003, with the assistance of an architectural consulting firm, has determined that the gross usable area within the buildings of the shopping center is 441,588 square feet, composed of retail space of 382,801 usable square feet, office space of 39,400 usable square feet, storage space of 2,404 usable square feet and common area space of 16,983 usable square feet. The Company’s real estate operations occupy approximately 4,140 square feet of general office and storage space. In calendar 2003, the Company renovated and converted a vacated department store to multi-tenant retail, office, and storage space. Occupancy in the shopping center increased from 80% in fiscal 2002 to 85% in fiscal 2003 with the addition of a children’s clothing store located within the newly-renovated space.

Following the demolition of an eight-story medical office building in 2002, the Company undertook a redevelopment of that site, adding two new restaurant locations. Two new upscale restaurants containing 8,305 and 7,143 square feet, respectively, have been completed and are operating at such locations.

At the end of the 2003 fiscal year, the Company owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Seven of the Company’s units are currently leased.

The Company owns an eight-story office building located diagonally across the street from Utica Square Shopping Center, containing approximately 87,000 square feet of net leasable general office space. This building houses the Company’s principal executive offices. The Company has leased from a third party approximately 114,000 square feet of office space and intends to relocate its principal executive offices to such space by the end of calendar 2003. Following the relocation, the Company intends, during calendar 2004, to raze the former headquarters building. Thereafter, the Company will investigate future development opportunities for this site.

The Company owns and leases to third parties multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 98%, which is down from 100% in fiscal 2002. The Company also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

In July of 2003, the Company sold approximately 14.91 acres of undeveloped land in Southpark. The sales price totaled approximately $2.2 million. Southpark is located in a high growth area of southeast Tulsa and is suitable for mixed commercial and light industrial development. Subsequent to such sale and at the end of fiscal 2003, the Company owned approximately 220 acres in Southpark consisting of approximately 207 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Present occupancy is 96%, which is up from 93% in fiscal 2002. The Company believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. However, no development plans are currently pending.

The Company owns a five-building complex called Tandem Business Park. The project is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from 80% to 84% during fiscal 2003. The Company also owns a 12 building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The project is located south and east of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2003, occupancy has decreased from 96% to 86%.

The Company owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and located on approximately 2.5 acres. During fiscal 2003, occupancy has remained at 94%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and located on approximately 2.25 acres. During fiscal 2003, occupancy has remained at 17%.

FINANCIAL

Information relating to Revenue and Operating Profit by Business Segments may be found on pages 58 through 60 of the Company’s Annual Report.

EMPLOYEES

The Company had 2,929 employees within the United States (10 of which were part-time employees) and 1,008 employees in international operations as of September 30, 2003.

RISK FACTORS

In addition to the risks and factors discussed elsewhere in the Company’s Annual Report, the Company cautions that the following “Risk Factors” could affect its actual results in the future.

1. Competition

Competition in the Contract Drilling Business

The contract drilling business is highly competitive. Competition in contract drilling involves such factors as price, rig availability, efficiency, condition of equipment, reputation, operating safety, and customer relations. Competition is primarily on a regional basis and may vary significantly by region at any particular time. Land drilling rigs can be readily moved from one region to another in response to changes in levels of activity, and an oversupply of rigs in any region may result, leading to increased price competition.

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

Competition in the Real Estate Business

The Company has numerous competitors in the multi-tenant leasing business. The size and financial capacity of these competitors range from one-property sole proprietors to large international corporations. The primary competitive factors include price, location, and configuration of space. The Company’s competitive position is enhanced by the location of its properties, its financial capability and the long-term ownership of its properties. However, many competitors have financial resources greater than the Company and have more contemporary facilities.

2. Operating Risks

The drilling operations of the Company are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas. The Company’s offshore platform drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels.

3. Indemnification and Insurance Coverage

The Company believes that it has adequate insurance coverage for comprehensive general liability, public liability, property damage, workers compensation, and employer’s liability. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage, however, the Company is generally indemnified under its drilling contracts from this risk. The majority of the Company’s insurance coverage has been purchased through fiscal 2004. No assurance can be given that all or a portion of the Company’s coverage will not be cancelled during fiscal 2004 or that insurance coverage will continue to be available at rates considered reasonable. Additionally, no assurance can be given that the Company’s insurance and indemnification arrangements will adequately protect it against all liabilities that could result from the hazards of its drilling operations. Incurring a liability for which the Company is not fully insured or indemnified could materially affect the Company’s results of operations.

4. Volatility of Oil and Gas Prices

The Company’s operations can be materially affected by low oil and gas prices. The Company believes that any significant reduction in oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for the Company’s services. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Fluctuations during the last few years in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Any prolonged reduction in demand for the Company’s services could have a material and adverse effect on the Company.

5. International Uncertainties and Local Laws

International operations are subject to certain political, economic, and other uncertainties not encountered in domestic operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company’s operations or on the ability of the Company to continue operations in certain areas.

Because of the impact of local laws, the Company’s future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Company holds only a minority interest, or pursuant to arrangements under which the Company conducts operations under contract to local entities. While the Company believes that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on the Company’s operations or revenues, there can be no assurance that the Company will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Company.

Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2003, approximately 21% of the Company’s consolidated revenues were generated from the international contract drilling business. Approximately 86% of the international revenues were from operations in South America and approximately 87% of South American revenues were from Venezuela and Ecuador.

6. Currency Risk

General

Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. Based upon current information, the Company believes that exposure to potential losses from currency devaluation is minimal in Colombia, Ecuador, Bolivia, and Equatorial Guinea. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

Argentina

In 2002, Argentina suffered a 60% devaluation of the peso. As a consequence, the Company secured agreements with its customers that limited the portion of the accounts receivable that will be paid in pesos with the balance of such accounts receivable to be paid in U.S. dollars. The Company did not experience Argentine currency losses in fiscal 2003.

Venezuela

The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. In Venezuela, approximately 60% of the Company’s invoice billings are in U.S. dollars and 40% are in the local currency, the bolivar. The significance of this arrangement is that even though the dollar-based invoices may be paid in bolivars, the Company, historically, has usually been able to convert the bolivars into U.S. dollars in a timely manner and thus avoid, in large measure, devaluation losses pertaining to the dollar-based invoices. However, this arrangement is effective only in the absence of exchange controls. In January 2003, the Venezuelan government put into effect exchange controls that fixed the exchange rate at 1600 bolivars to one U.S. dollar and also prohibited the Company, as well as other companies, from converting the bolivar into U.S. dollars through the Central Bank. As a result of these exchange controls, the Company has been unable since January 2003 to convert its bolivar cash balances into U.S. dollars. As of September 30, 2003, the Company’s bolivar balance was approximately 14 billion bolivars or approximately $8.8 million. Historically, the Company has kept bolivar cash balances at necessary minimum levels. Absent existing exchange controls, the Company would have converted approximately 95% of the bolivars (13.3 billion bolivars) into $8.3 million.

As part of the exchange controls regulation, the Venezuelan government provided a mechanism by which companies could request conversion of bolivars into U.S. dollars. In compliance with such regulations, the Company on October 1, 2003, submitted a request to the Venezuelan government seeking permission to dividend earnings, which effectively will convert 14 billion bolivars into U.S. dollars. The Company is unable to predict if or when this request will be approved.

As stated above, the Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. From August of 2002 to August of 2003, there was a 13% devaluation of the bolivar. As a result, the Company experienced a $624,000 devaluation loss. This 13% devaluation loss may not be reflective of the actual potential for future devaluation losses because of the exchange controls that are currently in place. While the Company is unable to predict future devaluation in Venezuela, if fiscal 2004 activity levels are similar to fiscal 2003 and if a 25% to 50% devaluation would occur, the Company could experience potential currency devaluation losses ranging from approximately $3,200,000 to $5,100,000.

In late August 2003, the Venezuelan state petroleum company agreed, on a prospective basis, to pay a portion of the Company’s dollar-based invoices in U.S. dollars. While this is a positive development in light of the existing exchange controls, there is no guarantee as to how long this arrangement will continue. Were this agreement to end, the Company would revert back to receiving these payments in bolivars and thus increase bolivar cash balances and exposure to devaluation.

7. Governmental Instability in Venezuela

Governmental instability continues to exist in Venezuela. In the event that extended labor strikes occur or turmoil increases, the Company could experience shortages in material and supplies necessary to operate some or all of its Venezuelan drilling rigs.

During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company’s loss of all or a portion of its assets and business in Venezuela.

8. Government Regulation and Environmental Risks

Many aspects of the Company’s operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Company is indemnified under drilling contracts from liability arising from pollution, except in certain cases of surface pollution. However, the enforceability of indemnification provisions in foreign countries may be questionable.

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

9. Interest Rate Risk

In 2002, the Company entered into a $200,000,000 intermediate-term unsecured debt obligation with staged maturities from five to 12 years with varying fixed interest rates for each maturity series. There was $200 million outstanding at September 30, 2003, of which $25 million is due in 2007 and the remaining $175 million is due 2009 through 2014. The average interest rate during the next four years on this debt is 6.3%, after which it increases to 6.4%. The fair value of this debt at September 30, 2003 was approximately $226.5 million.

At September 30, 2003, the Company had in place a committed unsecured line of credit totaling $125,000,000. There was $30,000,000 borrowed against the line of credit and $13,747,260 of outstanding letters of credit as of September 30, 2003. The Company’s line of credit interest rate is based on LIBOR plus 87 to 112.5 basis points based on the Company’s EBITDA to net debt ratio. As the Company draws on this line of credit, it is subject to the interest rates prevailing during the term at which the Company had outstanding borrowings. Although market interest rates were at historical lows during fiscal year 2003, interest rates could rise for a number of various reasons in the future and increase the Company’s total interest expense, depending upon the amount borrowed against the credit line.

10. Equity Price Risk

At September 30, 2003, the Company owned stocks in other publicly held companies with a total market value of $169,546,000. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the market value of the Company’s holdings. Except for the Company’s holdings in its equity affiliate, Atwood Oceanics, Inc., the portfolio is recorded at fair value on its balance sheet with changes in unrealized after-tax value reflected in the equity section of its balance sheet. Any reduction in market value would have an impact on the Company’s debt ratio and financial strength.

11. Reliance on Small Number of Customers

In fiscal 2003, the Company received approximately 68% of its consolidated revenues from the Company’s ten largest contract drilling customers and approximately 42% of its consolidated revenues from the Company’s three largest customers (including their affiliates). The Company believes that its relationship with all of these customers is good; however, the loss of one or more of its larger customers would have a material adverse effect on the Company’s results of operations.

12. Key Personnel

The Company utilizes highly skilled personnel in operating and supporting its businesses. In times of high utilization, it can be difficult to find qualified individuals. Although to date the Company’s operations have not been materially affected by competition for personnel, an inability to obtain a sufficient number of qualified personnel could materially impact the Company’s results of operations.

13. Changes in Technologies

Although the Company takes measures to ensure that it uses advanced oil and natural gas drilling technology, changes in technology or in the Company’s competitors’ equipment could make the Company’s equipment less competitive or require significant capital investments to keep its equipment competitive.

14. Concentration of Credit

The concentration of the Company’s customers in the energy industry could cause them to be similarly affected by changes in industry conditions and, as a result, could impact the Company’s exposure to credit risk. The Company cannot offer assurances that losses due to uncollectible receivables will be consistent with expectation.

ITEM 2. PROPERTIES

CONTRACT DRILLING

The following table sets forth certain information concerning the Company’s domestic drilling rigs as of September 30, 2003:

				Drawworks:
Location	Rig	Optimum Depth	Rig Type	Horsepower
FLEXRIGS
Texas	164	18,000	SCR (FlexRig1)	1,500
Texas	165	18,000	SCR (FlexRig1)	1,500
Texas	166	18,000	SCR (FlexRig1)	1,500
Texas	169	18,000	SCR (FlexRig1)	1,500
Texas	178	18,000	SCR (FlexRig2)	1,500
Wyoming	179	18,000	SCR (FlexRig2)	1,500
Wyoming	180	18,000	SCR (FlexRig2)	1,500
Texas	181	18,000	SCR (FlexRig2)	1,500
Texas	182	18,000	SCR (FlexRig2)	1,500
Texas	183	18,000	SCR (FlexRig2)	1,500
Texas	184	18,000	SCR (FlexRig2)	1,500
Texas	185	18,000	SCR (FlexRig2)	1,500
Texas	186	18,000	SCR (FlexRig2)	1,500
Texas	187	18,000	SCR (FlexRig2)	1,500
Texas	188	18,000	SCR (FlexRig2)	1,500
Oklahoma	189	18,000	SCR (FlexRig2)	1,500
Texas	210	18,000	AC (FlexRig3)	1,500
Texas	211	18,000	AC (FlexRig3)	1,500
Texas	212	18,000	AC (FlexRig3)	1,500
Texas	213	18,000	AC (FlexRig3)	1,500
Texas	214	18,000	AC (FlexRig3)	1,500
Colorado	215	18,000	AC (FlexRig3)	1,500
Texas	216	18,000	AC (FlexRig3)	1,500
Texas	217	18,000	AC (FlexRig3)	1,500
Texas	218	18,000	AC (FlexRig3)	1,500
Texas	219	18,000	AC (FlexRig3)	1,500
Texas	220	18,000	AC (FlexRig3)	1,500
Louisiana	221	18,000	AC (FlexRig3)	1,500
Oklahoma	222	18,000	AC (FlexRig3)	1,500
Texas	223	18,000	AC (FlexRig3)	1,500
Texas	224	18,000	AC (FlexRig3)	1,500
Oklahoma	225	18,000	AC (FlexRig3)	1,500
Louisiana	226	18,000	AC (FlexRig3)	1,500
Texas	227	18,000	AC (FlexRig3)	1,500
Texas	228	18,000	AC (FlexRig3)	1,500
Texas	229	18,000	AC (FlexRig3)	1,500
Texas	230	18,000	AC (FlexRig3)	1,500
Texas	231	18,000	AC (FlexRig3)	1,500

				Drawworks:
Location	Rig	Optimum Depth	Rig Type	Horsepower
Texas	232	18,000	AC (FlexRig3)	1,500
Texas	233	18,000	AC (FlexRig3)	1,500
Texas	234	18,000	AC (FlexRig3)	1,500
Texas	235	18,000	AC (FlexRig3)	1,500
Texas	236	18,000	AC (FlexRig3)	1,500
HIGHLY MOBILE RIGS
Oklahoma	158	10,000	SCR	900
Texas	156	12,000	Mechanical	1,200
Wyoming	159	12,000	Mechanical	1,200
Texas	141	14,000	Mechanical	1,200
Texas	142	14,000	Mechanical	1,200
Texas	143	14,000	Mechanical	1,200
Texas	145	14,000	Mechanical	1,200
Texas	155	14,000	SCR	1,200
Texas	146	16,000	SCR	1,200
Texas	147	16,000	SCR	1,200
Wyoming	154	16,000	SCR	1,500
CONVENTIONAL RIGS
Texas	110	12,000	SCR	700
Oklahoma	96	16,000	SCR	1,000
Texas	118	16,000	SCR	1,200
Texas	119	16,000	SCR	1,200
Texas	120	16,000	SCR	1,200
Louisiana	162	18,000	SCR	1,500
Oklahoma	80	20,000	SCR	1,500
Oklahoma	89	20,000	SCR	1,500
Oklahoma	92	20,000	SCR	1,500
Oklahoma	94	20,000	SCR	1,500
Oklahoma	98	20,000	SCR	1,500
Texas	122	16,000	SCR	1,700
Louisiana	79	20,000	SCR	2,000
Texas	97	26,000	SCR	2,000
Texas	99	26,000	SCR	2,000
Texas	137	26,000	SCR	2,000
Texas	149	26,000	SCR	2,000
Texas	191	26,000	SCR	2,000
Texas	192	26,000	SCR	2,000
Texas	170	26,000	SCR (Heli Rig)	3,000
Texas	72	30,000	SCR	3,000
Texas	73	30,000	SCR	3,000
Texas	125	30,000	SCR	3,000
Texas	134	30,000	SCR	3,000
Louisiana	136	30,000	SCR	3,000

					Drawworks:
Location	Rig	Optimum Depth		Rig Type	Horsepower
Texas	157	30,000		SCR	3,000
Louisiana	161	30,000		SCR	3,000
Louisiana	163	30,000		SCR	3,000
Texas	139	30,000	+	SCR	3,000
OFFSHORE PLATFORM RIGS
Texas	108	18,000		Self-Erecting	1,500
Louisiana	91	20,000		Conventional	3,000
Gulf of Mexico	203	20,000		Self-Erecting	2,500
Gulf of Mexico	205	20,000		Tension-leg	2,000
Louisiana	206	20,000		Self-Erecting	1,500
Louisiana	100	30,000		Conventional	3,000
Louisiana	105	30,000		Conventional	3,000
Louisiana	106	30,000		Conventional	3,000
Louisiana	107	30,000		Conventional	3,000
Gulf of Mexico	201	30,000		Tension-leg	3,000
Gulf of Mexico	202	30,000		Tension-leg	3,000
Gulf of Mexico	204	30,000		Tension-leg	3,000

The following table sets forth information with respect to the utilization of the Company’s domestic drilling rigs for the periods indicated:

Years ended September 30,	1999	2000	2001	2002	2003

Number of rigs owned at end of period	50	48	59	78	95
Average rig utilization rate during period*	75%	87%	97%	83%	77%

*	A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

The following table sets forth certain information concerning the Company’s international drilling rigs as of September 30, 2003:

					Drawworks:
Location	Rig	Optimum Depth		Rig Type	Horsepower
Argentina	174	30,000		SCR	3,000
Argentina	177	30,000		SCR	3,000
Bolivia	171	16,000		Mechanical	1,000
Bolivia	172	16,000		Mechanical	1,000
Bolivia	173	20,000		Mechanical	2,000
Bolivia	123	26,000		SCR	2,100
Bolivia	151	30,000		SCR	3,000
Bolivia	175	30,000		SCR	3,000
Chad	167	18,000		SCR (FlexRig1)	1,500
Colombia	133	30,000		SCR	3,000
Colombia	135	30,000		SCR	3,000
Colombia	152	30,000	+	SCR	3,000
Ecuador	22	18,000		SCR (Heli Rig)	1,700

					Draw-Works:
Location	Rig	Optimum Depth		Rig Type	Horsepower
Ecuador	23	18,000		SCR (Heli Rig)	1,500
Ecuador	132	18,000		SCR	1,500
Ecuador	176	18,000		SCR	1,500
Ecuador	121	20,000		SCR	1,700
Ecuador	117	26,000		SCR	2,500
Ecuador	138	26,000		SCR	2,500
Ecuador	190	26,000		SCR	2,000
Hungary	168	18,000		SCR (FlexRig1)	1,500
Venezuela	140	10,000		Mechanical	900
Venezuela	148	26,000		SCR	2,000
Venezuela	160	26,000		SCR	2,000
Venezuela	113	30,000		SCR	3,000
Venezuela	115	30,000		SCR	3,000
Venezuela	116	30,000		SCR	3,000
Venezuela	127	30,000		SCR	3,000
Venezuela	128	30,000		SCR	3,000
Venezuela	129	30,000		SCR	3,000
Venezuela	150	30,000		SCR	3,000
Venezuela	153	30,000	+	SCR	3,000

The following table sets forth information with respect to the utilization of the Company’s international drilling rigs for the periods indicated:

Years ended September 30,	1999	2000	2001	2002	2003

Number of rigs owned at end of period	39	40	37	33	32
Average rig utilization rate during period*†	53%	47%	56%	51%	39%

*	A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

†	Does not include rigs returned to United States for major modifications and upgrades.

REAL ESTATE OPERATIONS

See Item 1. BUSINESS, pages 4 through 5 of this Report.

STOCK PORTFOLIO

Information required by this item regarding the stock portfolio held by the Company may be found on page 28 of the Company’s Annual Report under the caption, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of the Company’s executive officers, together with all positions and offices held with the Company by such executive officers. Officers are elected to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified or until their earlier resignation or removal.

W. H. Helmerich, III, 80	Douglas E. Fears, 54
Chairman of the Board	Vice President and Chief Financial Officer
Director since 1949; Chairman of the Board since 1960	since 1988

Hans Helmerich, 45	Steven R. Mackey, 52
President and Chief Executive Officer	Vice President, Secretary and General Counsel
Director since 1987; President and Chief Executive	Secretary since 1990; Vice President and
Officer since 1989	General Counsel since 1988

George S. Dotson, 62	Gordon K. Helm, 50
Vice President	Controller
Director since 1990; Vice President since 1977 and	Chief Accounting Officer of the Company;
President and Chief Operating Officer of Helmerich & Payne International Drilling Co. since 1977	Controller since December 10, 1993

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2002		2003

Quarter	High*	Low*	High	Low
First	$35.25	$24.70	$30.23	$23.45
Second	41.31	27.70	28.94	22.60
Third	43.24	33.70	32.80	24.72
Fourth	38.35	28.90	30.30	25.70

*Market prices for 2002 are prior to distribution of 100% of common stock of Cimarex Energy Co. (See Note 2 of the Consolidated Financial Statements).

The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal

Quarter	2002	2003	2002	2003

First	$0.075	$0.080	$3,738,220	$4,000,982
Second	0.075	0.080	3,739,680	4,002,239
Third	0.075	0.080	3,743,587	4,002,971
Fourth	0.080	0.080	3,999,597	4,009,076

The Company paid a cash dividend of $.080 per share on December 1, 2003, to stockholders of record on November 14, 2003. Payment of future dividends will depend on earnings and other factors.

As of December 15, 2003, there were 1,017 record holders of the Company’s common stock as listed by the transfer agent’s records.

SUMMARY OF ALL EXISTING EQUITY COMPENSATION PLANS

The following chart sets forth information concerning the compensation plans under which equity securities of the Company are authorized for issuance as of September 30, 2003.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
Plan Category:	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,327,388	$21.408	1,596,950
Equity compensation plans not approved by security holders (2)	—	—	—
Total	4,327,388	$21.408	1,596,950

(1)  Includes the 1990 Stock Option Plan, the 1996 Stock Incentive Plan and the 2000 Stock Incentive Plan of the Company.

(2)  The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management’s Discussion and Analysis of Results of Operations and Financial conditions contained at pages 10 through 33 of the Company’s Annual Report. On September 30, 2002, the Company spun off Cimarex Energy Co. The historical financial data for the business conducted by Cimarex Energy Co. for 2002 has been reported as discontinued operations.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	1999	2000	2001	2002	2003

	(in thousands)
Sales, operating, and other revenues	$439,118	$416,272	$542,571	$551,879	$515,284
Income from continuing operations	32,115	36,470	80,467	53,706	17,873
Income from continuing operations per common share:
Basic	0.65	0.74	1.61	1.08	0.36
Diluted	0.65	0.73	1.58	1.07	0.35
Total assets	1,073,465	1,200,854	1,300,121	1,227,313	1,415,835
Long-term debt	50,000	50,000	50,000	100,000	200,000
Cash dividends declared per common share	0.28	0.285	0.30	0.31	0.32

ITEM	7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item may be found on pages 10 through 33 of the Company’s Annual Report under the caption “Management’s Discussion & Analysis of Results of Operations and Financial Condition.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found on the following pages of the Company’s Annual Report under Management’s Discussion & Analysis of Results of Operations and Financial Condition and in Notes to Consolidated Financial Statements:

MARKET RISK	PAGE
• Foreign Currency Exchange Rate Risk	29-31
• Commodity Price Risk	31-32
• Interest Rate Risk	32-33
• Equity Price Risk	33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on pages 35 through 61 of the Company’s Annual Report.

ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that:

•	The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	The Company’s disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

b) Changes in internal controls. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2004, to be filed with the Commission not later than 120 days after September 30, 2003. The information required by this Item with respect to the Company’s Executive Officers appears on page 14 of this Report.

The Company has adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers. The text of such Code is located on the Company’s website under “Investor Relations - Corporate Governance.” The Company’s Internet address is www.hpinc.com.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2004, to be filed with the Commission not later than 120 days after September 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2004, to be filed with the Commission not later than 120 days after September 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2004, to be filed with the Commission not later than 120 days after September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2004, to be filed with the Commission not later than 120 days after September 30, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) 1.	Financial Statements: The following appear in the Company’s Annual Report at the pages indicated below and are incorporated herein by reference.

Report of Independent Auditors	34
Consolidated Statements of Income for the Years Ended September 30, 2003, 2002 and 2001	35
Consolidated Balance Sheets at September 30, 2003 and 2002	36-37
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001	38
Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001	39
Notes to Consolidated Financial Statements	40-61

2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	Exhibits. The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference herein are duly noted as such. Unless so noted, each exhibit is filed herewith.

3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC file No. 001-04221.

3.2 Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2002, SEC File No. 001-04221.

4.1 Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Company’s Form 8-A, dated January 18, 1996, SEC File No. 001-04221.

*10.1 Consulting Services Agreement between W. H. Helmerich, III, and the Company effective January 1, 1990, as amended is incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.2 Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.3 Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.4 Form of Nonqualified Stock Option Agreement for the 1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 33-55239 on Form S-8, dated August 26, 1994.

*10.5 Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.

*10.6 Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.7 Form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.8 Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1997, SEC File No. 001-04221.

*10.9 Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

*10.10 Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

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

*10.13 Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.14 Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.15 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.16 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.17 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.18 Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc.

13. The Company’s Annual Report to Stockholders for fiscal 2003.

21.List of Subsidiaries of the Company.

23.1 Consent of Independent Auditors.

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

*     Compensatory plan or arrangement

(b)  Reports on Form 8-K

The Company filed two reports on Form 8-K during the last quarter of fiscal 2003 as follows:

•	Form 8-K dated July 15, 2003, disclosing certain revisions to the Helmerich & Payne, Inc. Employees Retirement Plan.
•	Form 8-K dated July 24, 2003, containing a Press Release with attached Unaudited Consolidated Condensed Balance Sheets, Consolidated Statements of Income and Financial Results – Lines of Business, announcing the Company’s third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By /s/ Hans Helmerich

Hans Helmerich, President and Chief Executive Officer
Date: December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ William L. Armstrong	By	/s/ Glenn A. Cox

William L. Armstrong, Director		Glenn A. Cox, Director
Date: December 23, 2003		Date: December 23, 2003

By	/s/ George S. Dotson	By	/s/ Hans Helmerich

George S. Dotson, Director		Hans Helmerich, Director and CEO
Date: December 23, 2003		Date: December 23, 2003

By	/s/ W.H. Helmerich, III	By	/s/ L. F. Rooney, III

W. H. Helmerich, III, Director		L. F. Rooney, III, Director
Date: December 23, 2003		Date: December 23, 2003

By	/s/ Edward B. Rust, Jr.	By	/s/ Paula Marshall-Chapman

Edward B. Rust, Jr., Director		Paula Marshall-Chapman, Director
Date: December 23, 2003		Date: December 23, 2003

By	/s/ John D. Zeglis	By	/s/ Douglas E. Fears

John D. Zeglis, Director		Douglas E. Fears, (Principal Financial Officer)
Date: December 23, 2003		Date: December 23, 2003

		By	/s/ Gordon K. Helm

Gordon K. Helm, Controller (Principal Accounting Officer)
Date: December 23, 2003

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference herein are duly noted as such. Unless so noted, each exhibit is filed herewith.

3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC file No. 001-04221.

3.2 Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2002, SEC File No. 001-04221.

4.1 Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Company’s Form 8-A, dated January 18, 1996, SEC File No. 001-04221.

*10.1 Consulting Services Agreement between W. H. Helmerich, III, and the Company effective January 1, 1990, as amended is incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.2 Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.3 Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.4 Form of Nonqualified Stock Option Agreement for the 1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 33-55239 on Form S-8, dated August 26, 1994.

*10.5 Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.

*10.6 Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.7 Form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.8 Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1997, SEC File No. 001-04221.

*10.9 Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

*10.10 Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

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

10.13 Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.14 Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.15 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.16 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.17 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.18 Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc.

13. The Company’s Annual Report to Stockholders for fiscal 2003.

21. List of Subsidiaries of the Company.

23.1 Consent of Independent Auditors.

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

*     Compensatory plan or arrangement