Form 10-Q
period 2003-12-31
HELMERICH & PAYNE INC
filed 2004-02-13
CIK 46765

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

1437 South Boulder Ave., Tulsa, Oklahoma	74119
(Address of principal executive office)	(Zip Code)

(918) 742-5531

(Registrant’s telephone number, including area code)

Utica at Twenty-First Street, Tulsa, Oklahoma 74114
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

CLASS	OUTSTANDING AT JANUARY 31, 2004
Common Stock, $0.10 par value	50,204,751

Total Number of Pages — 17

PART I.FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index -
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certifications of CEO & CFO Pursuant to Sec. 906

HELMERICH & PAYNE, INC.

INDEX

			Page No.

PART I		FINANCIAL INFORMATION
	Item 1	Financial Statements
		Consolidated Condensed Balance Sheets as of December 31, 2003 and September 30, 2003	3
		Consolidated Condensed Statements of Income for the Three Months Ended December 31, 2003 and 2002	4
		Consolidated Condensed Statements of Cash Flows for the Three Months Ended December 31, 2003 and 2002	5
		Consolidated Condensed Statement of Shareholders' Equity for the Three Months Ended December 31, 2003	6
		Notes to Consolidated Condensed Financial Statements	7-11
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
	Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
	Item 4	Controls and Procedures	16
PART II		OTHER INFORMATION	16
	Item 6	Exhibits and Reports on Form 8-K	16
	Signatures		17

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC.

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	Unaudited
	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$35,497	$38,189
Accounts receivable, net	89,598	91,088
Inventories	22,070	22,533
Prepaid expenses and other	58,170	45,721

Total current assets	205,335	197,531

Investments	168,157	158,770
Property, plant and equipment, net	1,065,268	1,058,205
Other assets	1,315	1,329

Total assets	$1,440,075	$1,415,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$30,000	$30,000
Accounts payable	30,361	29,630
Accrued liabilities	28,110	28,988

Total current liabilities	88,471	88,618

Noncurrent liabilities:
Long-term notes payable	200,000	200,000
Deferred income taxes	195,451	181,737
Other	30,106	28,229

Total noncurrent liabilities	425,557	409,966

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	83,609	83,302
Retained earnings	842,390	840,776
Unearned compensation	—	(10)
Accumulated other comprehensive income	40,022	33,668

	971,374	963,089
Less treasury stock, at cost	45,327	45,838

Total shareholders’ equity	926,047	917,251

Total liabilities and shareholders’ equity	$1,440,075	$1,415,835

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2003	2002

REVENUES
Operating revenues	$134,870	$112,504
Income from investments	4,024	809

	138,894	113,313

COST AND EXPENSES
Direct operating costs	93,527	81,056
Depreciation	22,268	18,236
General and administrative	9,102	10,980
Interest	3,222	2,770

	128,119	113,042

Income before income taxes and equity in income (loss) of affiliates	10,775	271
Provision for income taxes	4,526	117
Equity in income (loss) of affiliates net of income taxes	(620)	453

NET INCOME	$5,629	$607

Earnings per common share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01
Cash Dividends (Note 3)	$0.08	$0.08
AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,154	49,979
Diluted	50,667	50,467

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2003	2002

OPERATING ACTIVITIES:
Net income	$5,629	$607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,268	18,236
Equity in (income) loss of affiliates before income taxes	1,000	(731)
Amortization of deferred compensation	10	137
Gain on sale of securities	(3,209)	—
Gain on sale of property, plant & equipment	(881)	(20)
Other, net	244	—
Change in assets and liabilities-
Accounts receivables	1,490	8,760
Inventories	463	497
Prepaid expenses and other	(12,435)	(14,177)
Accounts payable	731	3,049
Accrued liabilities	(761)	877
Deferred income taxes	9,819	8,471
Other noncurrent liabilities	1,368	1,325

Net cash provided by operating activities	25,736	27,031

INVESTING ACTIVITIES:
Capital expenditures	(29,746)	(69,255)
Proceeds from sale of investments	3,462	—
Proceeds from sales of property, plant and equipment	1,295	351

Net cash used in investing activities	(24,989)	(68,904)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	100,000
Dividends paid	(4,015)	(4,002)
Proceeds from exercise of stock options	576	223

Net cash provided by (used in) financing activities	(3,439)	96,221

Net increase (decrease) in cash and cash equivalents	(2,692)	54,348
Cash and cash equivalents, beginning of period	38,189	46,883

Cash and cash equivalents, end of period	$35,497	$101,231

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands — except per share data)

								Accumulated
	Common Stock		Additional			Treasury Stock		Other	Total
			Paid-In	Unearned	Retained			Comprehensive	Shareholders'
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Income	Equity

Balance, September 30, 2003	53,529	$5,353	$83,302	$(10)	$840,776	3,389	$(45,838)	$33,668	$917,251
Comprehensive Income:
Net Income					5,629				5,629
Other comprehensive income, Unrealized gains on available- for-sale securities, net								6,282	6,282
Amortization of unrealized loss on derivative instruments, net								72	72

Total other comprehensive income									6,354

Comprehensive income									11,983

Cash dividends ($0.08 per share)					(4,015)				(4,015)
Exercise of Stock Options			65			(39)	511		576
Tax benefit of stock-based awards			242						242
Amortization of deferred compensation				10					10

Balance, December 31, 2003	53,529	$5,353	$83,609	$—	$842,390	3,350	$(45,327)	$40,022	$926,047

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation -

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 2003, and December 31, 2002, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2003 Annual Report on Form 10K.

2.	Employee Stock-Based Awards –

Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed plan common stock options generally do not result in compensation expense, because the exercise price of the options issued by the Company equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended
	December 31,
	2003	2002

	(in thousands except per share amounts)
Net income, as reported	$5,629		$607
Add: Stock-based employee compensation expense included in the Consolidated Statements of Income, net of related tax effects	6		85
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,109)		(1,115)

Pro forma net income (loss)	$4,526	$	(423)

Earnings (loss) per share:
Basic-as reported	$0.11		$0.01

Basic-pro forma	$0.09		$(0.01)

Diluted-as reported	$0.11		$0.01

Diluted-pro forma	$0.09		$(0.01)

3.	The $.08 cash dividend declared in September, 2003, was paid December 1, 2003. On December 3, 2003, a cash dividend of $.08 per share was declared for shareholders of record on February 13, 2004, payable March 1, 2004.

4.	Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

5.	Net income for the three months ended December 31, 2003 includes gains from the sale of available-for-sale securities of $2,098,000 ($0.04 per diluted share). Cash realized from the sale was $3,462,000. There were no security sales in the first quarter of fiscal 2003.

6.	The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded amounts for investments accounted for under the equity method are $55.7 million and $56.7 million at December 31, 2003 and September 30, 2003, respectively.

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Equity Securities 12/31/03	$33,047	$74,408	$—	$107,455
Equity Securities 09/30/03	$33,300	$64,276	$—	$97,576

7.	Comprehensive Income -

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended
	December 31,
	2003	2002

Net Income	$5,629	$607
Other comprehensive income:
Net unrealized gain on securities	6,282	5,857
Amortization of unrealized loss on derivative instruments	72	247

Other comprehensive income	6,354	6,104

Comprehensive income	$11,983	$6,711

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	December 31,	September 30,
	2003	2003

Unrealized gain on securities, net	$46,133	$39,851
Unrealized loss on derivative instruments	—	(72)
Minimum pension liability	(6,111)	(6,111)

Accumulated other comprehensive income	$40,022	$33,668

8.	Notes payable and long-term debt –

At December 31, 2003, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate

$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization. The proceeds of the debt issuances were used to repay $50 million of outstanding debt, fund the Company’s rig construction program and for other general corporate purposes.

At December 31, 2003, the Company had a committed unsecured line of credit totaling $125 million. Short-term loans totaling $30 million and letters of credit totaling $13.7 million were outstanding against the line, leaving $81.3 million available to borrow. The weighted average interest rate on short-term loans at December 31, 2003 was 2.0 percent. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

amortization, and maintain certain levels of liquidity and tangible net worth. A non-use fee of 0.15 percent per annum is calculated on the average daily unused amount, payable quarterly. The interest rate varies based on LIBOR plus .875 to 1.125 percent depending on ratios described above. The line of credit matures in July, 2004.

On October 27, 2003, the Company’s interest rate swap matured. The remaining amortization of $117,065 was included in interest expense.

9.	Earnings per share -

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

	Three Months Ended
	December 31,
	2003	2002

	(in thousands)
Basic weighted-average shares	50,154	49,979
Effect of dilutive shares:
Stock options	513	486
Restricted stock	—	2

	513	488

Diluted weighted-average shares	50,667	50,467

Options to purchase 1,049,186 and 1,036,762 shares of common stock at a weighted average price of $27.84 and $27.86 were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

10.	Income Taxes –

The Company’s effective tax rate was 42.0% in the first quarter of fiscal 2004, compared to 43.0% in the first quarter of fiscal 2003.

11.	Commitments -

The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At December 31, 2003, the Company had commitments outstanding of approximately $30 million for the purchase of drilling equipment.

12.	Segment information –

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following operating segments: U.S. Land, U.S. Offshore Platform, and International. The contract drilling operations consist primarily of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, Argentina and Bolivia. The Company also has a Real Estate Segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The primary

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

areas of operations include a major shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

The Company evaluates performance of its segments based upon operating profit or loss from operations before income taxes which includes revenues from external and internal customers; direct operating costs; depreciation; and allocated general and administrative costs; but excludes corporate costs for other depreciation and other income and expense. General and administrative costs are allocated to the segments based primarily on specific identification, and to the extent that such identification was not practical, on other methods which the Company believes to be a reasonable reflection of the utilization of services provided.

Summarized financial information of the Company’s reportable segments for the quarters ended December 31, 2003, and 2002, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit

December 31, 2003
Contract Drilling:
U.S. Land	$75,468	$—	$75,468	$6,990
U.S. Offshore Platform	20,865	—	20,865	4,375
International	36,144	—	36,144	3,823

	132,477	—	132,477	15,188

Real Estate	2,393	320	2,713	1,256
Other	4,024	—	4,024	—
Eliminations	—	(320)	(320)	—

Total	$138,894	$—	$138,894	$16,444

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit

December 31, 2002
Contract Drilling:
U.S. Land	$59,038	$—	$59,038	$895
U.S. Offshore Platform	27,711	—	27,711	7,731
International	23,524	—	23,524	(592)

	110,273	—	110,273	8,034

Real Estate	2,231	355	2,586	1,166
Other	809	—	809	—
Eliminations	—	(355)	(355)	—

Total	$113,313	$—	$113,313	$9,200

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table reconciles segment operating profit per the table above to income before income taxes and equity in income (loss) of affiliates as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2003	2002

	(in thousands)
Segment operating profit	$16,444	$9,200
Unallocated amounts:
Income from investments	4,024	809
Corporate and administrative expense	(5,820)	(6,186)
Interest expense	(3,222)	(2,770)
Corporate depreciation	(621)	(606)
Other corporate expense	(30)	(176)

Total unallocated amounts	(5,669)	(8,929)

Income before income taxes and equity in income (loss) of affiliates	$10,775	$271

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2003	2002

	(in thousands)
Revenues
United States	$102,750	$89,789
Venezuela	13,786	3,682
Ecuador	12,559	13,790
Other Foreign	9,799	6,052

Total	$138,894	$113,313

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2003

Risk Factors and Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

With the exception of historical information, the matters discussed in Management’s Discussion & Analysis of Financial Condition and Results of Operations includes forward-looking statements. These forward-looking statements are based on various assumptions. The Company cautions that, while it believes such assumptions to be reasonable and makes them in good faith, assumed facts almost always vary from actual results. The differences between assumed facts and actual results can be material. The Company is including this cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

The Company reported net income of $5,629,000 ($0.11 per diluted share) from revenues of $138,894,000 for the first quarter ended December 31, 2003, compared with net income of $607,000 ($0.01 per diluted share) from revenues of $113,313,000 for the first quarter of fiscal year 2003. Net income for this year’s first quarter includes $2,098,000 ($0.04 per diluted share) of gains from the sale of available-for-sale securities. There were no security sales in last year’s first quarter.

The following tables summarize operations by business segment for the three months ended December 31, 2003 and 2002. Operating statistics in the tables exclude the effects of offshore platform management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2003	2002

US LAND OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$75,468	$59,038
Direct operating expenses	53,490	45,856
General and administrative expense	1,925	3,337
Depreciation	13,063	8,950

Operating profit	$6,990	$895
Activity days	6,280	5,015
Average rig revenue per day	$11,340	$11,322
Average rig expense per day	$7,841	$8,693
Average rig margin per day	$3,499	$2,629
Rig utilization	81%	79%

U.S. LAND operating results in the first quarter of fiscal 2004 increased significantly from the same period in fiscal 2003. Operating profit was $7.0 million and $0.9 million in the first quarter of fiscal 2004 and 2003, respectively. Revenues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2003
(continued)

were $75.5 million in the first quarter of fiscal 2004, compared with $59.0 million in last year’s first quarter. Included in land revenues for the three months ended December 31, 2003, and December 31, 2002 are reimbursements for “out-of-pocket” expenses of $4.3 million and $2.3 million, respectively. The $6.1 million increase in operating profit was primarily the result of higher land rig margins and increased rig days, partially offset by increased depreciation.

Average land rig margin per day was $3,499 and $2,629 for the first quarter of fiscal 2004 and 2003, respectively. The 33% increase in margins was due to reduced rig expense per day in fiscal 2004, as the result of lower workers compensation and advalorem tax accruals and a reduction in labor and other costs associated with efficiencies gained in our FlexRig3 program during calendar 2003. Land rig utilization was 81% and 79% for the first quarter of fiscal 2004 and 2003, respectively. Land rig revenue days for the first quarter of 2004 were 6,280 compared with 5,015 for the same period of 2003, with an average of 68.3 and 54.5 rigs working during the first quarter of fiscal 2004 and 2003, respectively. The increase in rig days and average rigs working is attributable to 16 additional FlexRig3s being added to the Company’s land fleet in calendar 2003. Land depreciation expense increased to $13.1 million in the first quarter of fiscal 2004, compared to $9.0 million in the same period of fiscal 2003. The sharp increase is the result of additional rigs added during fiscal 2003 and three new rigs in 2004.

During the quarter, the Company placed three additional FlexRig3s into service. The final two rigs in our FlexRig3 project should be completed by March 2004. The Company will then suspend construction activities and review future possibilities and plans for the FlexRig project. In late December 2003 and into January 2004, there have been some positive signs regarding increased rig activity and increasing dayrates. The extent and timing of these increases is very difficult to project.

	2003	2002

US OFFSHORE OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$20,865	$27,711
Direct operating expenses	12,722	16,099
General and administrative expense	729	739
Depreciation	3,039	3,142

Operating profit	$4,375	$7,731
Activity days	460	572
Average rig revenue per day	$32,790	$36,080
Average rig expense per day	$17,584	$17,852
Average rig margin per day	$15,206	$18,228
Rig utilization	42%	52%

U.S. OFFSHORE operating revenues and profit declined, primarily as the result of one rig being stacked and two rigs going from full dayrate to standby status. Operating profit decreased to $4.4 million in the first quarter of fiscal 2004 from $7.7 million in the first quarter of 2003. Rig days were 460 and 572 for the first quarter of fiscal 2004 and 2003, respectively. Rig utilization for the same periods was 42% and 52%, respectively. Revenues were $20.9 million in the first quarter of fiscal 2004, compared with $27.7 million in last year’s first quarter. Included in offshore revenues for the three months ended December 31, 2003 and December 31, 2002 are reimbursements for “out-of-pocket” expenses of $1.6 million and $2.0 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2003
(continued)

Five of the Company’s 12 platform rigs are contracted and no significant change in offshore platform results is anticipated for the second quarter of fiscal 2004. The Company has reached an agreement with a large independent for Rig 100 to return to work in the Gulf of Mexico in late March 2004. The Company continues to forecast a slow recovery in our platform rig activity, but is encouraged by inquiries for future possibilities.

	2003	2002

INTERNATIONAL OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$36,144	$23,524
Direct operating expenses	26,672	18,495
General and administrative expense	628	718
Depreciation	5,021	4,903

Operating profit (loss)	$3,823	$(592)
Activity days	1,534	991
Average rig revenue per day	$19,208	$18,669
Average rig expense per day	$13,399	$14,812
Average rig margin per day	$5,809	$3,857
Rig utilization	53%	33%

INTERNATIONAL DRILLING’S operating profit for the first quarter of fiscal 2004 was $3.8 million, compared to a loss of $0.6 million in the same period of 2003. Rig utilization for international operations averaged 53% for this year’s first quarter, compared with 33% for the first quarter of fiscal 2003. An average of 16.9 rigs worked during the current quarter, compared to 10.9 rigs in the first quarter of fiscal 2003. International revenues were $36.1 million and $23.5 million for the first quarter of fiscal 2004 and 2003, respectively. The overall increase in margin per day was primarily the result of the increase in revenue days in Venezuela at attractive margins.

Revenues in Venezuela increased $10.1 million in the first quarter of fiscal 2004 to $13.8 million, as the Company averaged 6.4 rigs in 2004, compared with 2.1 rigs in the first quarter of fiscal 2003. Operating days in Venezuela in the first quarter of 2004 and 2003 were 584 and 187, respectively. Operating profit was $2.0 million in the first quarter of fiscal 2004 compared with a loss of $0.9 million in fiscal 2003. Currently, there are seven deep rigs working in Venezuela with an eighth deep rig to begin work in mid-January. The Company is also bidding on other contracts that offer possibilities for idle rigs in Colombia, Bolivia and Argentina. In January 2004 the Venezuelan government approved conversion of bolivar cash balances to U.S. dollars and remittance of those U.S. dollars as dividends by the Company’s Venezuelan subsidiary to the U.S. based parent. The Company was able to remit $8.8 million of such dividends to the U.S. based parent in January 2004, which also reduced the Company’s exposure to currency devaluation in Venezuela. Effective February 5, 2004, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1600 to 1920. The Company will record an exchange loss of approximately $1.4 million in the second quarter of fiscal 2004 as a result of the currency devaluation.

Operating profit in Ecuador decreased $.2 million in the first quarter of fiscal 2004 to $2.3 million with seven rigs contracted at 85% utilization for the quarter, compared to 98% utilization in the first quarter of fiscal 2003. The Company expects continued high utilization in Ecuador at attractive rates and margins.

Colombia, Argentina, Bolivia and Hungary had one rig working during the quarter. The rig in Chad is expected to begin operations early in the second quarter. The Hungary rig is drilling its fifth well and is expected to work through the fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2003
(continued)

OTHER

Income from investments increased to $4.0 million in the first quarter of 2004, compared to $0.8 million in the first quarter of 2003. The increase is related to gains from the sale of available-for-sale securities of $3.3 million, $2.1 million after-tax ($0.04 per diluted share) in first quarter of 2004.

General and administrative expenses decreased from $11.0 million in the first quarter of fiscal 2003 to $9.1 million in the first quarter of fiscal 2003. The $1.9 decrease is primarily related to a decrease in training costs associated with the FlexRig3 construction project of $1.4 million. Pension expense also decreased from last year’s first quarter by $0.8 million and was partially offset by a $0.4 million increase in corporate insurance premiums.

Interest expense was $3.2 million in the first quarter of fiscal 2004, compared to $2.8 million in the same period of fiscal 2003. Capitalized interest was $0.2 million and $0.7 million for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25,736,000 for the first quarter of fiscal 2004, compared with $27,031,000 for the same period in 2003. Capital expenditures were $29,746,000 and $69,255,000 for the first quarter of fiscal 2004 and 2003, respectively. The significant decrease in capital expenditures from 2003 is the result of the Company’s FlexRig3 construction project winding down in fiscal 2004.

The Company anticipates capital expenditures to be approximately $100 million for fiscal 2004. Included in the $100 million is approximately $25 million to complete the FlexRig3 program. Capital expenditures will be financed primarily by internally generated cash flows. A total of 5 new rigs will be completed by March 2004. In the first quarter of fiscal 2004, three rigs were put into service. Internally generated cash flows are projected to be approximately $110 million for fiscal 2004 and cash balances were $35 million at December 31, 2003. The Company’s indebtedness totaled $230 million at December 31, 2003, as described in note 8 to the Consolidated Condensed Financial Statements.

In January 2004, the Venezuelan government approved the conversion of bolivar cash balances to U.S. dollars and the remittance of those U.S. dollars as dividends by the Company’s Venezuelan subsidiary to the U.S. based parent. The Company was able to remit $8.8 million of such dividends in January 2004. This also reduced the Company’s exposure to currency devaluation on this amount in Venezuela. Effective February 5, 2004, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1600 to 1920. The Company will record an exchange loss of approximately $1.4 million in the second quarter of fiscal 2004 as a result of the currency devaluation.

There were no other significant changes in the Company’s financial position since September 30, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s market risks, see “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, Note 8 to the Consolidated Condensed Financial Statements contained in Part I Item I hereof with regard to interest rate risk, and discussion of Venezuela currency in “Liquidity and Capital Resources” contained in Item 2 hereof with regard to foreign currency exchange rate risk.

Item 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that:

•	the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decision regarding the required disclosure.

b)	Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     For the three months ended December 31, 2003, Registrant furnished one Form 8-K dated November 12, 2003, reporting information required by Item 12 of Form 8-K by attaching a press release announcing results of operations and certain supplemental information, including financial statements. Registrant also furnished one Form 8-K dated November 19, 2003, reporting information required by Item 12 of Form 8-K by attaching a copy of the Registrant’s press release announcing revised results of operations and certain supplemental information, including financial statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC. (Registrant)

Date: February 13, 2004	By:	/S/ HANS C. HELMERICH

Hans C. Helmerich, President

Date: February 13, 2004	By:	/S/ DOUGLAS E. FEARS

Douglas E. Fears, Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.