Form 10-Q
period 2004-03-31
HELMERICH & PAYNE INC
filed 2004-05-13
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-0679879 (I.R.S. Employer I.D. Number)

1437 South Boulder Avenue, Tulsa, Oklahoma,74119
(Address of principal executive office)(Zip Code)

(918) 742-5531
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑   No   ☐

CLASS	OUTSTANDING AT APRIL 30, 2004
Common Stock, $0.10 par value	50,401,798

Total Number of Pages — 23

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,558	$38,189
Accounts receivable, less reserve of $1,326 at March 31, 2004 and $1,319 at September 30, 2003	101,982	91,088
Inventories	21,712	22,533
Income tax receivable	44,160	32,619
Prepaid expenses and other	14,449	13,102

Total current assets	212,861	197,531

Investments	173,195	158,770
Property, plant and equipment, net	1,063,923	1,058,205
Other assets	1,021	1,329

Total assets	$1,451,000	$1,415,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$25,000	$30,000
Accounts payable	22,830	29,630
Accrued liabilities	28,203	28,988

Total current liabilities	76,033	88,618

Noncurrent liabilities:
Long-term notes payable	200,000	200,000
Deferred income taxes	206,431	181,737
Other	31,544	28,229

Total noncurrent liabilities	437,975	409,966

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share:
Authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	85,038	83,302
Retained earnings	844,403	840,776
Unearned compensation	—	(10)
Accumulated other comprehensive income	44,713	33,668

	979,507	963,089
Less treasury stock, at cost, 3,142 shares and 3,389 shares at March 31, 2004 and September 30, 2003, respectively	42,515	45,838

Total shareholders’ equity	936,992	917,251

Total liabilities and shareholders’ equity	$1,451,000	$1,415,835

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
REVENUES
Operating revenues	$143,463	$125,459	$278,333	$237,963
Income from investments	7,723	861	11,747	1,670

	151,186	126,320	290,080	239,633

COST AND EXPENSES
Direct operating costs	104,660	87,353	198,187	$168,409
Depreciation	23,402	19,943	45,670	38,179
General and administrative	9,789	11,536	18,891	22,516
Interest	3,112	3,032	6,334	5,802

	140,963	121,864	269,082	234,906

Income before income taxes and equity in income (loss) of affiliates	10,223	4,456	20,998	4,727
Provision for income taxes	4,484	1,915	9,010	2,032
Equity in income (loss) of affiliates net of income taxes	309	33	(311)	486

NET INCOME	$6,048	$2,574	$11,677	$3,181

Earnings per common share:
Basic	$0.12	$0.05	$0.23	$0.06
Diluted	$0.12	$0.05	$0.23	$0.06
Cash Dividends (Note 3)	$0.08	$0.08	$0.16	$0.16
AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,263	50,023	50,209	50,001
Diluted	50,903	50,539	50,784	50,503

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$11,677	$3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,670	38,179
Equity in (income) loss of affiliates before income taxes	502	(781)
Amortization of deferred compensation	10	152
Gain on sale of securities	(10,412)	(297)
Gain on sale of property, plant & equipment	(1,635)	(530)
Deferred income tax expense	18,017	16,822
Other, net	33	335
Change in assets and liabilities-
Accounts receivables	(10,894)	2,689
Inventories	821	400
Prepaid expenses and other	(1,039)	(4,058)
Income tax receivable	(11,541)	(16,127)
Accounts payable	(6,800)	(1,019)
Accrued liabilities	428	(356)
Deferred income taxes	(93)	(828)
Other noncurrent liabilities	2,429	1,318

Net cash provided by operating activities	37,173	39,080

INVESTING ACTIVITIES:
Capital expenditures	(52,657)	(137,803)
Proceeds from sale of securities	14,033	2,416
Proceeds from sales of property, plant and equipment	2,907	316

Net cash used in investing activities	(35,717)	(135,071)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	100,000
Payment of short-term notes	(5,000)	—
Dividends paid	(8,050)	(8,004)
Proceeds from exercise of stock options	3,963	360

Net cash provided by (used in) financing activities	(9,087)	92,356

Net decrease in cash and cash equivalents	(7,631)	(3,635)
Cash and cash equivalents, beginning of period	38,189	46,883

Cash and cash equivalents, end of period	$30,558	$43,248

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands — except per share data)

								Accumulated
	Common Stock		Additional			Treasury Stock		Other	Total
			Paid-In	Unearned	Retained			Comprehensive	Shareholders'
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Income	Equity
Balance, September 30, 2003	53,529	$5,353	$83,302	$(10)	$840,776	3,389	$(45,838)	$33,668	$917,251
Comprehensive Income:
Net Income
Other comprehensive income,					11,677				11,677
Unrealized gains on available- for-sale securities, net								10,973	10,973
Amortization of unrealized loss on derivative instruments, net								72	72

Total other comprehensive income									11,045

Comprehensive income									22,722

Cash dividends ($0.16 per share)					(8,050)				(8,050)
Exercise of Stock Options			640			(247)	3,323		3,963
Tax benefit of stock-based awards			1,096						1,096
Amortization of deferred compensation				10					10

Balance, March 31, 2004	53,529	$5,353	$85,038	$—	$844,403	3,142	$(42,515)	$44,713	$936,992

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation -
In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2004, and March 31, 2003, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2003 Annual Report on Form 10K.

2.	Employee Stock-Based Awards -
Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed plan common stock options generally do not result in compensation expense, because the exercise price of the options issued by the Company equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Net income, as reported	$6,048	$2,574	$11,677	$3,181
Add: Stock-based employee compensation expense included in the Consolidated Statements of Income, net of related tax effects	—	9	6	94
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,013)	(1,091)	(2,122)	(2,206)

Pro forma net income	$5,035	$1,492	$9,561	$1,069

Earnings per share:
Basic-as reported	$0.12	$0.05	$0.23	$0.06

Basic-pro forma	$0.10	$0.03	$0.19	$0.02

Diluted-as reported	$0.12	$0.05	$0.23	$0.06

Diluted-pro forma	$0.10	$0.03	$0.19	$0.02

3.	Cash Dividends -
The $.08 cash dividend declared in December, 2003, was paid March 1, 2004. On March 3, 2004, a cash dividend of $.08 per share was declared for shareholders of record on May 14, 2004, payable June 1, 2004.

4.	Inventories -
Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

5.	Sale of Investments -
Net income includes after-tax gains from the sale of available-for-sale securities of $4,337,000 ($0.09 per diluted share) and $6,435,000 ($0.13 per diluted share) during the second quarter and first six months of fiscal 2004, respectively, and $182,000 for both the three and six months ended March 31, 2003.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Continued
(Unaudited)

6.	Summary of Available-for-Sale Securities -
The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded amounts for investments accounted for under the equity method are $56.2 million and $56.7 million at March 31, 2004 and September 30, 2003, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities 03/31/04	$29,644	$81,973	$—	$111,617
Equity Securities 09/30/03	$33,300	$64,276	$—	$97,576

7.	Comprehensive Income -
Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Income	$6,048	$2,574	$11,677	$3,181
Other comprehensive income:
Net unrealized gain (loss) on securities	4,691	(3,908)	10,973	1,949
Amortization of unrealized loss on derivative instruments	—	242	72	489

Other comprehensive income (loss)	4,691	(3,666)	11,045	2,438

Comprehensive income (loss)	$10,739	$(1,092)	$22,722	$5,619

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	March 31,	September 30,
	2004	2003
Unrealized gain on securities, net	$50,824	$39,851
Unrealized loss on derivative instruments	—	(72)
Minimum pension liability	(6,111)	(6,111)

Accumulated other comprehensive income	$44,713	$33,668

8.	Notes payable and long-term debt -
At March 31, 2004, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization. The proceeds of the debt issuances were used to repay $50 million of outstanding debt, fund the Company’s rig construction program and for other general corporate purposes.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Continued
(Unaudited)

At March 31, 2004, the Company had a committed unsecured line of credit totaling $125 million. Short-term loans totaling $25 million and letters of credit totaling $13.7 million were outstanding against the line, leaving $86.3 million available to borrow. The weighted average interest rate on short-term loans at March 31, 2004 was 2.1 percent. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain certain levels of liquidity and tangible net worth. A non-use fee of 0.15 percent per annum is calculated on the average daily unused amount, payable quarterly. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above, as well as, the maturity selected by the Company. The line of credit matures in July, 2004.

Effective May 4, 2004, the Company elected to reduce the aggregate committed revolving amount under its line of credit from $125 million to $50 million. The maturity date on the facility remains unchanged.

9.	Earnings per share -
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)
Basic weighted-average shares	50,263	50,023	50,209	50,001
Effect of dilutive shares:
Stock options	640	514	575	500
Restricted stock	—	2	—	2

	640	516	575	502

Diluted weighted-average shares	50,903	50,539	50,784	50,503

At March 31, 2003 , options to purchase 1,058,836 shares of common stock at a weighted average price of $27.84 were outstanding but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

10.	Income Taxes -
The Company’s effective tax rate was 42.9% in the first six months of fiscal 2004, compared to 43.0% in the first six months of fiscal 2003. The fiscal 2004 effective tax rate increased from the first quarter primarily as the result of the tax treatment of the devaluation loss in Venezuela.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Continued
(Unaudited)

11.	Segment information -
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

Summarized financial information of the Company’s reportable segments for the six months ended March 31, 2004, and 2003, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
March 31, 2004
Contract Drilling:
U.S. Land	$158,513	$—	$158,513	$13,305
U.S. Offshore Platform	39,766	—	39,766	8,481
International	75,421	—	75,421	5,344

	273,700	—	273,700	27,130

Real Estate	4,633	517	5,150	2,303
Other	11,747	—	11,747	—
Eliminations	—	(517)	(517)	—

Total	$290,080	$—	$290,080	$29,433

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
March 31, 2003
Contract Drilling:
U.S. Land	$124,450	$—	$124,450	$4,539
U.S. Offshore Platform	55,790	—	55,790	16,354
International	52,975	—	52,975	656

	233,215		233,215	21,549

Real Estate	4,748	722	5,470	2,526
Other	1,670	—	1,670	—
Eliminations	—	(722)	(722)	—

Total	$239,633	$—	$239,633	$24,075

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — Continued
(Unaudited)

Summarized financial information of the Company’s reportable segments for the quarters ended March 31, 2004, and 2003, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
March 31, 2004
Contract Drilling:
U.S. Land	$83,045	$—	$83,045	$6,315
U.S. Offshore Platform	18,901	—	18,901	4,106
International	39,277	—	39,277	1,521

	141,223	—	141,223	11,942

Real Estate	2,240	197	2,437	1,047
Other	7,723	—	7,723	—
Eliminations	—	(197)	(197)	—

Total	$151,186	$—	$151,186	$12,989

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
March 31, 2003
Contract Drilling:
U.S. Land	$65,412	$—	$65,412	$3,644
U.S. Offshore Platform	28,079	—	28,079	8,623
International	29,451	—	29,451	1,248

	122,942	—	122,942	13,515

Real Estate	2,517	367	2,884	1,360
Other	861	—	861	—
Eliminations	—	(367)	(367)	—

Total	$126,320	$—	$126,320	$14,875

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table reconciles segment operating profit per the table above to income before income taxes and equity in income (loss) of affiliates as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)
Segment operating profit	$12,989	$14,875	$29,433	$24,075
Unallocated amounts:
Income from investments	7,723	861	11,747	1,670
Corporate and administrative expense	(6,594)	(7,575)	(12,414)	(13,761)
Interest expense	(3,112)	(3,032)	(6,334)	(5,802)
Corporate depreciation	(751)	(627)	(1,372)	(1,233)
Other corporate expense	(32)	(46)	(62)	(222)

Total unallocated amounts	(2,766)	(10,419)	(8,435)	(19,348)

Income before income taxes and equity in income (loss) of affiliates	$10,223	$4,456	$20,998	$4,727

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)
Revenues
United States	$111,909	$96,869	$214,659	$186,658
Venezuela	12,589	9,516	26,375	13,198
Ecuador	9,977	12,572	22,536	26,362
Other Foreign	16,711	7,363	26,510	13,415

Total	$151,186	$126,320	$290,080	$239,633

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

12. Pensions and Other Post-retirement Benefits

The following provides information at March 31 as to the Company’s sponsored domestic defined benefit pension plans as required by SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Post-retirement Benefits.” The Company adopted the provisions of SFAS No. 132 (revised 2003) in the quarter ending March 31, 2004.

Components of Net Periodic Benefit Cost -

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)
Service Cost	$1,006	$1,464	$2,012	$2,881
Interest Cost	1,101	1,199	2,202	2,359
Expected return on plan assets	(1,058)	(1,032)	(2,117)	(2,030)
Amortization-prior service cost	5	49	10	96
Recognized net actuarial loss	189	420	378	827

Net pension expense	$1,243	$2,100	$2,485	$4,133

Employee Contributions -

The Company anticipates that no funding of the pension plan will be required in fiscal 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 vs Three Months Ended March 31, 2003

The Company reported net income of $6,048,000 ($0.12 per diluted share) from revenues of $151,186,000 for the second quarter ended March 31, 2004, compared with net income of $2,574,000 ($0.05 per diluted share) from revenues of $126,320,000 for the second quarter of fiscal year 2003. Net income for this year’s second quarter includes $4,337,000 ($0.09 per diluted share) of gains from the sale of available-for-sale securities. There were no material security gains in last year’s second quarter.

The following tables summarize operations by business segment for the three months ended March 31, 2004 and 2003. Operating statistics in the tables exclude the effects of offshore platform management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2004	2003
US LAND OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$83,045	$65,412
Direct operating expenses	60,943	49,136
General and administrative expense	1,867	2,148
Depreciation	13,920	10,484

Operating profit	$6,315	$3,644
Activity days	6,758	5,357
Average rig revenue per day	$11,302	$11,428
Average rig expense per day	$8,032	$8,390
Average rig margin per day	$3,270	$3,038
Rig utilization	86%	80%

NOTE: Included in land revenues for the three months ended March 31, 2004 and 2003 are reimbursements for “out-of-pocket” expenses of $6.7 million and $4.2 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

U.S. LAND operating profit increased to $6.3 million for the second quarter of fiscal 2004 compared to $3.6 million in the same period of fiscal 2003. Revenues were $83.0 million and $65.4 million in the second quarter of fiscal 2004 and 2003 respectively. The $2.7 million increase in operating profit was primarily the result of increased rig days, partially offset by increased depreciation.

Average land rig margin per day was $3,270 and $3,038 for the second quarter of fiscal 2004 and 2003, respectively. The 8% increase in margins was due to reduced rig expense per day in fiscal 2004, as the result of a reduction in labor and other costs associated with efficiencies gained in our FlexRig3 program in the last year. Land rig utilization was 86% and 80% for the second quarter of fiscal 2004 and 2003, respectively. Land rig revenue days for the second quarter of 2004 were 6,758 compared with 5,357 for the same period of 2003, with an average of 74.3 and 59.5 rigs working during the second quarter of fiscal 2004 and 2003, respectively. The increase in rig days and average rigs working is attributable to additional FlexRig3s being added to the Company’s land fleet in 2003 and 2004. Land depreciation expense increased to $13.9 million in the second quarter of fiscal 2004, compared to $10.5 million in the same period of fiscal 2003. The sharp increase is the result of additional rigs added during fiscal 2003 and five new rigs in 2004.

The Company completed its FlexRig3 project and will suspend construction activities and review future possibilities and plans for the FlexRig program. Price competition remained strong in the second quarter but there were indications going into the third quarter that increased demand for rigs will put upward pressure on dayrates. During the quarter, the Company relocated five rigs to stronger markets with better economics and long-term prospects.

	2004	2003
US OFFSHORE OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$18,901	$28,079
Direct operating expenses	10,997	15,420
General and administrative expense	767	849
Depreciation	3,031	3,187

Operating profit	$4,106	$8,623
Activity days	455	540
Average rig revenue per day	$29,276	$38,146
Average rig expense per day	$14,481	$17,794
Average rig margin per day	$14,795	$20,352
Rig utilization	42%	50%

NOTE: Included in offshore revenues for the three months ended March 31, 2004 and 2003 are reimbursements for “out-of-pocket” expenses of $1.6 million and $2.6 million, respectively.

U.S. OFFSHORE revenues and operating profit for the second quarter of fiscal 2004 declined significantly as compared to the second quarter of fiscal 2003. The decline is primarily the result of a 16% decrease in revenue days and a 27% decrease in margins per day. The margin per day decrease is the result of one rig being stacked and two rigs going from a full dayrate to standby status.

Six of the Company’s 12 platform rigs are currently contracted. The Company continues to forecast a slow recovery in its offshore segment, but some inquiries for future work are being pursued and the Company is optimistic that one or two additional contracts will be secured by September 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

	2004	2003
INTERNATIONAL OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$39,277	$29,451
Direct operating expenses	32,056	22,257
General and administrative expense	561	964
Depreciation	5,139	4,982

Operating profit (loss)	$1,521	$1,248
Activity days	1,473	1,205
Average rig revenue per day	$21,826	$19,439
Average rig expense per day	$16,645	$14,146
Average rig margin per day	$5,181	$5,293
Rig utilization	51%	41%

NOTE: Included in International Drilling revenues for the three months ended March 31, 2004 and 2003, respectively, are reimbursements for “out-of-pocket” expenses of $3.5 million and $2.7 million, respectively.

INTERNATIONAL DRILLING’S operating profit for the second quarter of fiscal 2004 was $1.5 million, compared to $1.2 million in the same period of 2003. Increase in operating profit is due to increase in revenues, partially offset by $1.4 million exchange loss in Venezuela in second quarter 2004. Included in second quarter 2004 revenues are $4.1 million of new mobilization revenues at very low margins. Rig utilization for international operations averaged 51% for this year’s second quarter, compared with 41% for the second quarter of fiscal 2003. An average of 16.2 rigs worked during the current quarter, compared to 13.4 rigs in the second quarter of fiscal 2003. Revenues from International Drilling operations were $39.3 million in the second quarter of fiscal 2004 compared with $29.5 million in the second quarter of fiscal 2003.

Revenues in Venezuela increased $3.1 million in the second quarter of fiscal 2004 to $12.6 million, as the Company averaged 7.1 rigs in 2004, compared with 4.8 rigs in the second quarter of fiscal 2003. Operating days in Venezuela in the second quarter of 2004 and 2003 were 648 and 436, respectively. Included in second quarter 2004 direct operating expenses is a $1.4 million exchange loss related to currency devaluation. Effective February 5, 2004, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1600 to 1920. Currently in Venezuela the Company has seven deep rigs operating and an eighth deep rig will go to work in the third quarter for PDVSA. A ninth deep rig is operating for an international operator. The Company is bidding on other contracts that offer possibilities for two 2000 HP deep land rigs in Venezuela and for other deep rigs that are idle in Colombia, Bolivia and Argentina. The Company is mobilizing a 3000 HP deep land rig from Argentina to Venezuela in the effort to secure additional contracts.

Revenues in Ecuador were $10.0 million and $12.6 million for the second quarter of fiscal 2004 and 2003, respectively, with 67% and 88% rig utilization for the same periods. An average of 5.4 rigs and 7.0 rigs worked in Ecuador during the second quarter of fiscal 2004 and 2003, respectively. The Company has five rigs currently working in Ecuador with a sixth rig contracted to begin working in May.

Revenues in Colombia were $1.7 million and $0.5 million, for the second quarter of fiscal 2004 and 2003, respectively. There were no revenue days in the second quarter of fiscal 2004 compared with 49 revenue days in the same period of fiscal 2003. There is a good opportunity to return one of the two rigs in Colombia back to work in the third quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

Revenues in Hungary were $2.7 million for the current quarter, including $0.9 million of mobilization revenues. Operations began in Hungary during the fourth quarter of fiscal 2003.

The Company began operations in Chad in the second quarter of fiscal 2004. Revenues for the quarter were $5.2 million, including $3.2 million of mobilization revenues.

OTHER

Income from investments included $7.1 million and $0.3 million of gains on sale of available-for-sale securities in the second quarter of fiscal 2004 and 2003, respectively. Gains net of tax were $4.3 million ($0.09 per diluted share) and $0.2 million ($0.00 per diluted share), respectively. The Company sold its entire position of 140,000 shares in ConocoPhillips during the current quarter.

General and administrative expenses decreased from $11.5 million in the second quarter of fiscal 2003 to $9.8 million in the second quarter of fiscal 2004. The $1.7 million decrease is primarily related to a decrease of $0.9 million in pension expense and a $1.5 million decrease in bonuses, partially offset by an increase of $0.7 million in corporate liability insurance premiums.

Interest expense was $3.1 million in the second quarter of fiscal 2004, compared to $3.0 million in the same period of fiscal 2003. Capitalized interest was $0.2 million and $0.5 million for the same periods, respectively.

Six Months Ended March 31, 2004 vs Six Months Ended March 31, 2003

The Company reported net income of $11,677,000 ($0.23 per diluted share) from revenues of $290,080,000 for the six months ended March 31, 2004, compared with net income of $3,181,000 ($0.06 per diluted share) from revenues of $239,633,000 for the first six months of fiscal year 2003. Net income for the first six months of fiscal 2004 includes $6,435,000 ($0.13 per diluted share) of gains from the sale of available-for-sale securities. There were no material security gains in the first six months of fiscal 2003.

The following tables summarize operations by business segment for the six months ended March 31, 2004 and 2003. Operating statistics in the tables exclude the effects of offshore platform management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2004	2003
US LAND OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$158,513	$124,450
Direct operating expenses	114,433	94,992
General and administrative expense	3,792	5,485
Depreciation	26,983	19,434

Operating profit	$13,305	$4,539
Activity days	13,038	10,372
Average rig revenue per day	$11,320	$11,377
Average rig expense per day	$7,940	$8,536
Average rig margin per day	$3,380	$2,841
Rig utilization	83%	80%

NOTE: Included in land revenues for the six months ended March 31, 2004 and March 31, 2003 are reimbursements for “out-of-pocket” expenses of $10.9 million and $6.5 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

U.S. LAND operating results in the first six months of fiscal 2004 increased significantly from the same period in fiscal 2003. Operating profit was $13.3 million and $4.5 million in the first six months of fiscal 2004 and 2003, respectively.

Revenues were $158.5 million in the first six months of fiscal 2004, compared with $124.5 million in the same period of fiscal 2003. The $8.8 million increase in operating profit was primarily the result of higher land rig margins and increased rig days, partially offset by increased depreciation.

The 19% increase in margins was due to reduced rig expense per day in fiscal 2004, as the result of a reduction in labor and other costs associated with efficiencies gained in our FlexRig3 program during 2003 and 2004. Land rig utilization was 83% and 80% for the six months of fiscal 2004 and 2003, respectively. Land rig revenue days for the first six months of 2004 were 13,038 compared with 10,372 for the same period of 2003, with an average of 71.2 and 57.0 rigs working during the first six months of fiscal 2004 and 2003, respectively. The increase in rig days and average rigs working is attributable to additional FlexRig3s being added to the Company’s land fleet in calendar 2003 and 2004. The 39% increase in depreciation is the result of additional rigs added during fiscal 2003 and five new rigs in 2004.

	2004	2003
US OFFSHORE OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$39,766	$55,790
Direct operating expenses	23,719	31,519
General and administrative expense	1,496	1,588
Depreciation	6,070	6,329

Operating profit	$8,481	$16,354
Activity days	915	1,112
Average rig revenue per day	$31,042	$37,084
Average rig expense per day	$16,041	$17,824
Average rig margin per day	$15,001	$19,260
Rig utilization	42%	51%

NOTE: Included in offshore revenues for the six months ended March 31, 2004 and March 31, 2003 are reimbursements for “out-of-pocket” expenses of $3.2 million and $4.6 million, respectively.

U.S. OFFSHORE operating revenues and profit declined, primarily as the result of one rig being stacked and two rigs going from full dayrate to standby status. Operating profit decreased to $8.5 million in the first six months of fiscal 2004 from $16.4 million in the first six months of 2003. Rig days were 915 and 1,112 for the first six months of fiscal 2004 and 2003, respectively. Rig utilization for the same periods was 42% and 51%, respectively.

Six of the Company’s 12 platform rigs are contracted and only a modest improvement in offshore platform results is anticipated for the third quarter of fiscal 2004. The Company continues to forecast a slow recovery in our platform rig activity, but is encouraged by inquiries for future possibilities and could secure contracts for one or two additional rigs by September 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

	2004	2003
INTERNATIONAL OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$75,421	$52,975
Direct operating expenses	58,728	40,752
General and administrative expense	1,189	1,682
Depreciation	10,160	9,885

Operating profit	$5,344	$656
Activity days	3,007	2,196
Average rig revenue per day	$20,490	$19,092
Average rig expense per day	$14,988	$14,447
Average rig margin per day	$5,502	$4,645
Rig utilization	52%	37%

NOTE: Included in International Drilling revenues for the six months ended March 31, 2004 and 2003, respectively, are reimbursements for “out-of-pocket” expenses of $6.8 million and $4.5 million, respectively.

INTERNATIONAL DRILLING’S operating profit for the first six months of fiscal 2004 was $5.3 million, compared to $0.7 million in the same period of 2003. Rig utilization for international operations averaged 52% for the first six months of fiscal 2004, compared with 37% for the first six months of fiscal 2003. An average of 16.5 rigs worked during the first six months of fiscal 2004, compared to 12.1 rigs in the first six months of fiscal 2003. International revenues were $75.4 million and $53.0 million for the first six months of fiscal 2004 and 2003, respectively. Included in revenues for the first six months of fiscal 2004 were $4.1 million of new mobilization revenues at very low margins. The overall increase in margin per day was primarily the result of the increase in revenue days in Venezuela at attractive margins.

Revenues in Venezuela increased $13.2 million in the first six months of fiscal 2004 to $26.4 million, as the Company averaged 6.8 rigs in 2004, compared with 3.4 rigs in the first six months of fiscal 2003. Operating days in Venezuela in the first six months of 2004 and 2003 were 1,232 and 623, respectively. Included in direct operating expenses for the six months ended March 31, 2004 is a $1.4 million exchange loss related to currency devaluation. Effective February 5, 2004, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1600 to 1920.

Revenues in Ecuador were $22.5 million and $26.4 million for the first six months of fiscal 2004 and 2003, respectively. Revenue days for the first six months of 2004 and 2003 were 1,109 and 1,343, respectively, with an average of 6.1 and 7.4 rigs working during the first six months fiscal 2004 and 2003, respectively. The Company has five rigs currently working in Ecuador with a sixth rig contracted to start in May.

Revenues in Hungary for the first six months of fiscal 2004 were $4.4 million, including $0.9 million of mobilization revenues. Operations in Hungary began in August, 2003.

Revenues from Chad in the first six months of fiscal 2004 were $5.2 million, including $3.2 million of mobilization revenues at low margins. Operations in Chad began in December, 2003.

Revenues in Argentina for the first six months of fiscal 2004 were $2.3 million. Revenue days were 182 for the same period. There were no revenues or rig activity days in the first six months of fiscal 2003 in Argentina.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

OTHER

Income from investments increased to $11.7 million in the first six months of fiscal 2004, compared to $1.7 million in the same period of fiscal 2003. The increase is related to gains from the sale of available-for-sale securities of $10.4 million, $6.4 million after-tax ($0.13 per diluted share) in the first six months of 2004.

General and administrative expenses decreased from $22.5 million in the first six months of fiscal 2003 to $18.9 million in the first six months of fiscal 2004. The $3.6 million decrease is primarily related to a decrease in training costs associated with the FlexRig3 construction project of $1.5 million, a decrease of $1.6 million in pension expense, and a decrease in bonuses of $1.9 million, partially offset by an increase of $1.3 million in corporate insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $37,173,000 for the first six months of fiscal 2004, compared with $39,080,000 for the same period in 2003. Capital expenditures were $52,657,000 and $137,803,000 for the first six months of fiscal 2004 and 2003, respectively. The significant decrease in capital expenditures from 2003 is the result of the Company’s FlexRig3 construction project winding down in fiscal 2004. The Company has completed its FlexRig3 construction project and has suspended construction activities and will review future plans for the FlexRig program.

The Company anticipates capital expenditures to be approximately $100 million for fiscal 2004. Included in the $100 million is approximately $25 million to complete the FlexRig3 program, most of which was spent by March 31, 2004. Capital expenditures will be financed primarily by internally generated cash flows. A total of five new rigs were completed during the six months ended March 31, 2004. Internally generated cash flows are projected to be approximately $110 million for fiscal 2004 and cash balances were $31 million at March 31, 2004. The Company’s indebtedness totaled $225 million at March 31, 2004, as described in Note 8 to the Consolidated Condensed Financial Statements.

Total proceeds from the sale of available-for-sale securities in the six months ended March 31, 2004 was $14.0 million. The value of the Company’s remaining portfolio was approximately $219 million at March 31, 2004. The after-tax value was approximately $150 million.

Effective May 4, 2004, the Company elected to reduce the aggregate committed revolving amount under its line of credit from $125 million to $50 million. The maturity date on the facility remains unchanged.

There were no other significant changes in the Company’s financial position since September 30, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s market risks, see “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, Note 8 to the Consolidated Condensed Financial Statements contained in Part I Item 1 hereof with regard to interest rate risk, and discussion of Venezuela currency in Note 10 to the Consolidated Condensed Financial Statements contained in Part I Item 1 and on pages 15 and 19 of Results of Operations contained in Item 2 hereof with regard to foreign currency exchange rate risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 3, 2004, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation. Each of the nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: W.H. Helmerich, III, 44,056,081 for and 1,900,250 shares withheld; Glenn A. Cox, 43,923,698 for and 2,032,633 shares withheld; and Edward B. Rust, Jr., 44,576,731 for and 1,379,600 shares withheld. There were no broker non-votes or other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, Paula Marshall-Chapman, John D. Zeglis, William L. Armstrong and L. F. Rooney, III.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004
(continued)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     For the three months ended March 31, 2004, Registrant furnished one Form 8-K dated January 22, 2004, reporting information required by Item 12 of Form 8-K by attaching a press release announcing results of operations and certain supplemental information, including financial statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC. (Registrant)

Date: May 13, 2004	By:	/S/HANS C. HELMERICH
Hans C. Helmerich, President

Date: May 13, 2004	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.