Form 10-Q
period 2004-06-30
HELMERICH & PAYNE INC
filed 2004-08-13
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒   No   ☐

CLASS	OUTSTANDING AT July 31, 2004
Common Stock, $0.10 par value	50,416,398

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,447	$38,189
Accounts receivable, less reserve of $1,329 at June 30, 2004 and $1,319 at September 30, 2003	102,258	91,088
Inventories	20,762	22,533
Income tax receivable	35,080	32,619
Prepaid expenses and other	14,778	13,102

Total current assets	197,325	197,531

Investments	172,785	158,770
Property, plant and equipment, net	1,057,597	1,058,205
Other assets	21,177	1,329

Total assets	$1,448,884	$1,415,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,000	$30,000
Accounts payable	24,941	29,630
Accrued liabilities	26,843	28,988

Total current liabilities	54,784	88,618

Noncurrent liabilities:
Long-term notes payable	200,000	200,000
Deferred income taxes	218,765	181,737
Other	38,626	28,229

Total noncurrent liabilities	457,391	409,966

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share:
Authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	85,339	83,302
Retained earnings	844,717	840,776
Unearned compensation	—	(10)
Accumulated other comprehensive income	43,515	33,668

	978,924	963,089
Less treasury stock, at cost, 3,120 shares and 3,389 shares at June 30, 2004 and September 30, 2003, respectively	42,215	45,838

Total shareholders’ equity	936,709	917,251

Total liabilities and shareholders’ equity	$1,448,884	$1,415,835

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Operating revenues	$147,498	$136,553	$425,831	$374,516
Income from investments	376	472	12,123	2,142

	147,874	137,025	437,954	376,658

COST AND EXPENSES
Direct operating costs	105,302	88,720	303,489	257,129
Depreciation	23,934	21,517	69,604	59,696
General and administrative	9,516	9,368	28,407	31,884
Interest	3,114	3,247	9,448	9,049

	141,866	122,852	410,948	357,758

Income before income taxes and equity in income of affiliates	6,008	14,173	27,006	18,900
Provision for income taxes	2,522	6,144	11,532	8,176
Equity in income of affiliates net of income taxes	861	133	550	619

NET INCOME	$4,347	$8,162	$16,024	$11,343

Earnings per common share:
Basic	$0.09	$0.16	$0.32	$0.23
Diluted	$0.09	$0.16	$0.32	$0.22
Cash Dividends (Note 3)	$0.0825	$0.08	$0.2425	$0.24
AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,404	50,045	50,273	50,016
Diluted	50,880	50,681	50,816	50,563

     The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$16,024	$11,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,604	59,696
Equity in income of affiliates before income taxes	(887)	(996)
Amortization of deferred compensation	10	166
Gain on sale of securities	(10,412)	(306)
Gain on sale of property, plant & equipment	(1,736)	(1,081)
Deferred income tax benefit	30,874	33,205
Other, net	76	527
Change in assets and liabilities-
Accounts receivables	(11,170)	(14,855)
Inventories	1,771	984
Prepaid expenses and other	(1,213)	(3,270)
Income tax receivable	(21,480)	(25,978)
Accounts payable	(4,689)	(985)
Accrued liabilities	(2,028)	2,332
Deferred income taxes	118	1,011
Other noncurrent liabilities	9,378	4,012

Net cash provided by operating activities	74,240	65,805

INVESTING ACTIVITIES:
Capital expenditures	(70,536)	(201,381)
Proceeds from sale of securities	14,033	12,444
Proceeds from sales of property, plant and equipment	3,280	3,877

Net cash used in investing activities	(53,223)	(185,060)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	100,000
Decrease (increase) in short-term notes	(27,000)	10,000
Dividends paid	(12,083)	(12,012)
Proceeds from exercise of stock options	4,324	1,357

Net cash provided by (used in) financing activities	(34,759)	99,345

Net decrease in cash and cash equivalents	(13,742)	(19,910)
Cash and cash equivalents, beginning of period	38,189	46,883

Cash and cash equivalents, end of period	$24,447	$26,973

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands — except per share data)

								Accumulated
	Common Stock		Additional Paid-In	Unearned	Retained	Treasury Stock		Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Income	Equity
Balance, September 30, 2003	53,529	$5,353	$83,302	$(10)	$840,776	3,389	$(45,838)	$33,668	$917,251
Comprehensive Income:
Net Income
Other comprehensive income,					16,024				16,024
Unrealized gains on available- for-sale securities, net								9,775	9,775
Amortization of unrealized loss on derivative instruments, net								72	72

Total other comprehensive income									9,847

Comprehensive income									25,871

Cash dividends ($0.2425 per share)					(12,083)				(12,083)
Exercise of Stock Options			701			(269)	3,623		4,324
Tax benefit of stock-based awards			1,336						1,336
Amortization of deferred compensation				10					10

Balance, June 30, 2004	53,529	$5,353	$85,339	$—	$844,717	3,120	$(42,215)	$43,515	$936,709

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation -

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2004, and June 30, 2003, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2003 Annual Report on Form 10-K.

2.	Employee Stock-Based Awards – Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed plan common stock options generally do not result in compensation expense, because the exercise price of the options issued by the Company equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Net income, as reported	$4,347	$8,162	$16,024	$11,343
Add: Stock-based employee compensation expense included in the Consolidated Statements of Income, net of related tax effects	—	9	6	103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(1,090)	(3,131)	(3,296)

Pro forma net income	$3,338	$7,081	$12,899	$8,150

Earnings per share:
Basic-as reported	$0.09	$0.16	$0.32	$0.23

Basic-pro forma	$0.07	$0.14	$0.26	$0.16

Diluted-as reported	$0.09	$0.16	$0.32	$0.22

Diluted-pro forma	$0.07	$0.14	$0.25	$0.16

3.	Cash Dividends -

The $.08 cash dividend declared in March, 2004, was paid June 1, 2004. On June 2, 2004, a cash dividend of $.0825 per share was declared for shareholders of record on August 13, 2004, payable September 1, 2004.

4.	Inventories -

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

5.	Sale of Investments -

Net income for the first nine months of fiscal 2004 includes after-tax gains from the sale of available-for-sale securities of $6,435,000 ($0.13 per diluted share). There were no security sales in the third quarter of fiscal 2004. Net income for the three and nine months ended June 30, 2003 include no material gain or loss from the sale of portfolio securities.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

6.	Summary of Available-for-Sale Securities -

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting. The recorded amounts for investments accounted for under the equity method are $57.5 million and $56.7 million at June 30, 2004 and September 30, 2003, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Equity Securities 6/30/04	$29,644	$80,042	$—	$109,686
Equity Securities 9/30/03	$33,300	$64,276	$—	$97,576

7.	Comprehensive Income -

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$4,347	$8,162	$16,024	$11,343
Other comprehensive income:
Net unrealized gain (loss) on securities	(1,198)	12,869	9,775	14,818
Amortization of unrealized loss on derivative instruments	—	245	72	734

Other comprehensive income (loss)	(1,198)	13,114	9,847	15,552

Comprehensive income	$3,149	$21,276	$25,871	$26,895

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	June 30,	September 30,
	2004	2003
Unrealized gain on securities, net	$49,626	$39,851
Unrealized loss on derivative instruments	—	(72)
Minimum pension liability	(6,111)	(6,111)

Accumulated other comprehensive income	$43,515	$33,668

8.	Notes payable and long-term debt –

At June 30, 2004, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization. The proceeds of the debt issuances were used to repay $50 million of outstanding debt, fund the Company’s rig construction program and for other general corporate purposes.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

At June 30, 2004, the Company had a committed unsecured line of credit totaling $50 million. Short-term loans totaling $3 million and letters of credit totaling $13 million were outstanding against the line, leaving $34 million available to borrow. The weighted-average interest rate on short-term loans at June 30, 2004 was 2.5 percent. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain a minimum level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above, as well as, the maturity selected by the Company. The line of credit matures in July, 2005.

9.	Earnings per share -

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic weighted-average shares	50,404	50,045	50,273	50,016
Effect of dilutive shares:
Stock options	476	633	543	545
Restricted stock	—	3	—	2

	476	636	543	547

Diluted weighted-average shares	50,880	50,681	50,816	50,563

At June 30, 2004, options to purchase 1,032,180 shares of common stock at a weighted-average price of $27.84 were outstanding but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

10.	Income Taxes –

The Company’s effective tax rate was 42.7% in the first nine months of fiscal 2004, compared to 43.3% in the first nine months of fiscal 2003. For the quarters ended June 30, 2004 and 2003, the effective tax rate was 42% and 43.4%, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

11.	Segment information –

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

Summarized financial information of the Company’s reportable segments for the nine months ended June 30, 2004, and 2003, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
June 30, 2004
Contract Drilling:
U.S. Land	$247,155	$—	$247,155	$22,884
U.S. Offshore Platform	61,032	—	61,032	12,307
International	110,918	—	110,918	7,100

	419,105	—	419,105	42,291

Real Estate	6,726	706	7,432	3,165
Other	12,123	—	12,123	—
Eliminations	—	(706)	(706)	—

Total	$437,954	$—	$437,954	$45,456

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
June 30, 2003
Contract Drilling:
U.S. Land	$198,486	$—	$198,486	$12,204
U.S. Offshore Platform	86,386	—	86,386	27,446
International	82,956	—	82,956	4,540

	367,828		367,828	44,190

Real Estate	6,688	1,079	7,767	3,337
Other	2,142	—	2,142	—
Eliminations	—	(1,079)	(1,079)	—

Total	$376,658	$—	$376,658	$47,527

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Summarized financial information of the Company’s reportable segments for the quarters ended June 30, 2004, and 2003, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
June 30, 2004
Contract Drilling:
U.S. Land	$88,642	$—	$88,642	$9,579
U.S. Offshore Platform	21,266	—	21,266	3,826
International	35,497	—	35,497	1,756

	145,405	—	145,405	15,161

Real Estate	2,093	189	2,282	862
Other	376	—	376	—
Eliminations	—	(189)	(189)	—

Total	$147,874	$—	$147,874	$16,023

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Profit
June 30, 2003
Contract Drilling:
U.S. Land	$74,036	$—	$74,036	$7,665
U.S. Offshore Platform	30,596	—	30,596	11,092
International	29,981	—	29,981	3,884

	134,613	—	134,613	22,641

Real Estate	1,940	357	2,297	811
Other	472	—	472	—
Eliminations	—	(357)	(357)	—

Total	$137,025	$—	$137,025	$23,452

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table reconciles segment operating profit per the table above to income before income taxes and equity in income of affiliates as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Segment operating profit	$16,023	$23,452	$45,456	$47,527
Unallocated amounts:
Income from investments	376	472	12,123	2,142
Corporate and administrative expense	(6,465)	(5,830)	(18,879)	(19,591)
Interest expense	(3,114)	(3,247)	(9,448)	(9,049)
Corporate depreciation	(771)	(618)	(2,143)	(1,851)
Other corporate expense	(41)	(56)	(103)	(278)

Total unallocated amounts	(10,015)	(9,279)	(18,450)	(28,627)

Income before income taxes and equity in income of affiliates	$6,008	$14,173	$27,006	$18,900

12.	Pensions and Other Post-retirement Benefits

The following provides information at June 30 as to the Company’s domestic defined benefit pension plan as required by SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Post-retirement Benefits.” The Company adopted the provisions of SFAS No. 132 (revised 2003) in the quarter ending March 31, 2004.

            Components of Net Periodic Benefit Cost –

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service Cost	$1,006	$1,482	$3,018	$4,363
Interest Cost	1,101	1,214	3,303	3,573
Expected return on plan assets	(1,058)	(1,045)	(3,175)	(3,075)
Amortization-prior service cost	5	49	15	145
Recognized net actuarial loss	190	425	568	1,252

Net pension expense	$1,244	$2,125	$3,729	$6,258

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

Plan Assets –

The weighted-average asset allocations for the pension plan by asset category follow:

	At June 30,
	2004	2003
Asset Category
Equity securities	71.5%	72.0%
Debt securities	26.8%	26.2%
Real Estate and Other	1.7%	1.8%

Total	100.0%	100.0%

Employer Contributions -

The Company anticipates that no funding of the pension plan will be required in fiscal 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
(continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 vs Three Months Ended June 30, 2003

The Company reported net income of $4,347,000 ($0.09 per diluted share) from revenues of $147,874,000 for the third quarter ended June 30, 2004, compared with net income of $8,162,000 ($0.16 per diluted share) from revenues of $137,025,000 for the third quarter of fiscal year 2003.

The following tables summarize operations by business segment for the three months ended June 30, 2004 and 2003. Operating statistics in the tables exclude the effects of offshore platform management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2004	2003
U.S. LAND OPERATIONS	(in 000’s, except days and per day amounts)
Revenues	$88,642	$74,036
Direct operating expenses	62,784	52,327
General and administrative expense	1,831	2,108
Depreciation	14,448	11,936

Operating profit	$9,579	$7,665
Activity days	7,071	5,912
Average rig revenue per day	$11,550	$11,752
Average rig expense per day	$7,893	$8,080
Average rig margin per day	$3,657	$3,672
Rig utilization	89%	82%

NOTE: Included in land revenues for the three months ended June 30, 2004 and 2003 are reimbursements for “out-of-pocket” expenses of $7.0 million and $4.6 million, respectively.

U.S. LAND operating profit was $9.6 million for the third quarter of fiscal 2004 compared to $7.7 million in the same period of fiscal 2003. Revenues were $88.6 million and $74.0 million in the third quarter of fiscal 2004 and 2003, respectively. The $1.9 million increase in operating profit was primarily the result of increased rig days, partially offset by increased depreciation.

Average land rig margin per day was $3,657 and $3,672 for the third quarter of fiscal 2004 and 2003, respectively. Land rig utilization was 89% and 82% for the third quarter of fiscal 2004 and 2003, respectively. Land rig revenue days for the third quarter of 2004 were 7,071 compared with 5,912 for the same period of 2003, with an average of 77.7 and 65.0 rigs working during the third quarter of fiscal 2004 and 2003, respectively. The increase in rig days and average rigs working is attributable to additional FlexRig3s being added to the Company’s land fleet in 2003 and 2004. Land depreciation expense increased to $14.4 million in the third quarter of fiscal 2004, compared to $11.9 million in the same period of fiscal 2003. The increase is the result of additional rigs added during fiscal 2003 and five new rigs in 2004.

The outlook for the Company’s land operations in the fourth quarter of fiscal 2004 is continued strong demand for rigs and an increase in rig dayrates. The timing and extent of future dayrate increases is difficult to project.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
(continued)

	2004	2003
U.S. OFFSHORE OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$21,266	$30,596
Direct operating expenses	13,615	15,621
General and administrative expense	792	725
Depreciation	3,033	3,158

Operating profit	$3,826	$11,092
Activity days	572	592
Average rig revenue per day	$27,963	$41,058
Average rig expense per day	$16,347	$18,496
Average rig margin per day	$11,616	$22,562
Rig utilization	52%	54%

NOTE: Included in offshore revenues for the three months ended June 30, 2004 and 2003 are reimbursements for “out-of-pocket” expenses of $1.2 million and $1.2 million, respectively.

U.S. OFFSHORE revenues and operating profit for the third quarter of fiscal 2004 declined as compared to the third quarter of fiscal 2003. The decline is primarily the result of a 49% decrease in margins per day. The margin per day decrease is the result of one rig (that was working last year at a very high margin per day) being stacked, and three rigs going from a full dayrate to standby status.

Six of the Company’s 12 platform rigs were contracted during the quarter and a seventh rig has been contracted in July 2004. All of the Company’s working platform rigs are currently under short-term contracts.

	2004	2003
INTERNATIONAL OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$35,497	$29,981
Direct operating expenses	28,210	20,280
General and administrative expense	428	705
Depreciation	5,103	5,112

Operating profit	$1,756	$3,884
Activity days	1,567	1,211
Average rig revenue per day	$18,833	$20,332
Average rig expense per day	$14,576	$13,970
Average rig margin per day	$4,257	$6,362
Rig utilization	53%	43%

NOTE: Included in International Drilling revenues for the three months ended June 30, 2004 and 2003, respectively, are reimbursements for “out-of-pocket” expenses of $2.5 million and $2.0 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
(continued)

INTERNATIONAL DRILLING’S operating profit for the third quarter of fiscal 2004 was $1.8 million, compared to $3.9 million in the same period of 2003. Revenues from International Drilling operations were $35.5 million in the third quarter of fiscal 2004 compared with $30.0 million in the same period of fiscal 2003. Direct operating expenses increased $7.9 million in the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003. The increase in revenues and direct operating expenses in the third quarter of fiscal 2004 is primarily the result of increased rig activity days in Venezuela, Argentina, and Bolivia and new operations in Hungary and Chad, partially offset by decreased rig activity in Ecuador and Colombia.

Operating profit and average rig margin per day both decreased in the third quarter of fiscal 2004, compared to the same period of fiscal 2003, as the result of lower margins in Venezuela and lower margins and rig activity in Ecuador and Colombia.

In Venezuela, there are currently eight deep rigs operating for PDVSA, and a ninth rig operating for an international operator. The Company is discussing additional opportunities to put other deep rigs to work in Venezuela. The Company has six rigs currently working in Ecuador with a seventh rig contracted to begin working in early August. One of the two rigs currently in Colombia returned to work in mid July, with the second rig possibly returning to work in the second quarter of fiscal 2005.

Operations in Hungary began during the fourth quarter of fiscal 2003. The FlexRig in Hungary should work through the first quarter of fiscal 2005. Operations in Chad began in the second quarter of 2004. The FlexRig in Chad has finished its contract and is demobilizing to Houston with an expected arrival in September.

OTHER

General and administrative expenses increased to $9.5 million in the third quarter of fiscal 2004 from $9.4 million in the third quarter of fiscal 2003. The $0.1 million increase is primarily related to a decrease of $0.9 million in pension expense, offset by an increase of $0.4 million in corporate liability insurance premiums, $0.3 million of costs associated with a supply chain management project and $0.3 million increase in employee benefit costs.

Interest expense was $3.1 million in the third quarter of fiscal 2004, compared to $3.2 million in the same period of fiscal 2003. Capitalized interest was $0.1 million and $0.4 million for the same periods, respectively.

Nine Months Ended June 30, 2004 vs Nine Months Ended June 30, 2003

The Company reported net income of $16,024,000 ($0.32 per diluted share) from revenues of $437,954,000 for the nine months ended June 30, 2004, compared with net income of $11,343,000 ($0.22 per diluted share) from revenues of $376,658,000 for the first nine months of fiscal year 2003. Net income for the first nine months of fiscal 2004 includes $6,435,000 ($0.13 per diluted share) of gains from the sale of available-for-sale securities. There were no material security gains in the first nine months of fiscal 2003.

The following tables summarize operations by business segment for the nine months ended June 30, 2004 and 2003. Operating statistics in the tables exclude the effects of offshore platform management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
(continued)

	2004	2003
U.S. LAND OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$247,155	$198,486
Direct operating expenses	177,217	147,319
General and administrative expense	5,623	7,593
Depreciation	41,431	31,370

Operating profit	$22,884	$12,204
Activity days	20,109	16,284
Average rig revenue per day	$11,401	$11,513
Average rig expense per day	$7,923	$8,371
Average rig margin per day	$3,478	$3,142
Rig utilization	85%	80%

NOTE: Included in land revenues for the nine months ended June 30, 2004 and June 30, 2003 are reimbursements for “out-of-pocket” expenses of $17.9 million and $11.0 million, respectively.

U.S. LAND operating results in the first nine months of fiscal 2004 increased significantly from the same period in fiscal 2003. Operating profit was $22.9 million and $12.2 million in the first nine months of fiscal 2004 and 2003, respectively.

Revenues were $247.2 million in the first nine months of fiscal 2004, compared with $198.5 million in the same period of fiscal 2003. The $10.7 million increase in operating profit was primarily the result of higher land rig margins and increased rig days, partially offset by increased depreciation.

The 11% increase in margins was due to reduced rig expense per day in fiscal 2004, as the result of a reduction in workers’ compensation expense and in labor and other costs associated with efficiencies gained in our FlexRig program during 2003 and 2004. Land rig utilization was 85% and 80% for the nine months of fiscal 2004 and 2003, respectively. Land rig revenue days for the first nine months of 2004 were 20,109 compared with 16,284 for the same period of 2003, with an average of 73.4 and 59.6 rigs working during the first nine months of fiscal 2004 and 2003, respectively. The increase in rig days and average rigs working is attributable to additional FlexRig3s being added to the Company’s land fleet in calendar 2003 and 2004. The 32% increase in depreciation is the result of additional rigs added during fiscal 2003 and five new rigs in 2004.

	2004	2003
U.S. OFFSHORE OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$61,032	$86,386
Direct operating expenses	37,334	47,140
General and administrative expense	2,288	2,313
Depreciation	9,103	9,487

Operating profit	$12,307	$27,446
Activity days	1,487	1,704
Average rig revenue per day	$29,858	$38,464
Average rig expense per day	$16,159	$18,057
Average rig margin per day	$13,699	$20,407
Rig utilization	45%	52%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
(continued)

NOTE: Included in offshore revenues for the nine months ended June 30, 2004 and June 30, 2003 are reimbursements for “out-of-pocket” expenses of $4.3 million and $5.8 million, respectively.

U.S. OFFSHORE operating revenues and profit declined in the first nine months of fiscal 2004, compared to the same period of fiscal 2003, primarily as the result of one rig (that was working at high margins in fiscal 2003) being stacked in fiscal 2004, and three rigs going from full dayrate to standby status. Operating profit decreased to $12.3 million in the first nine months of fiscal 2004 from $27.4 million in the first nine months of 2003. Rig days were 1,487 and 1,704 for the first nine months of fiscal 2004 and 2003, respectively. Rig utilization for the same periods was 45% and 52%, respectively.

Six of the Company’s 12 platform rigs were working at June 30, 2004 and a seventh rig began a new contract in July 2004.

	2004	2003
INTERNATIONAL OPERATIONS	(in 000's, except days and per day amounts)
Revenues	$110,918	$82,956
Direct operating expenses	86,938	61,032
General and administrative expense	1,617	2,387
Depreciation	15,263	14,997

Operating profit	$7,100	$4,540
Activity days	4,574	3,407
Average rig revenue per day	$19,923	$19,533
Average rig expense per day	$14,848	$14,278
Average rig margin per day	$5,075	$5,255
Rig utilization	52%	39%

NOTE: Included in International Drilling revenues for the nine months ended June 30, 2004 and 2003, respectively, are reimbursements for “out-of-pocket” expenses of $9.3 million and $6.5 million, respectively.

INTERNATIONAL DRILLING’S operating profit for the first nine months of fiscal 2004 was $7.1 million, compared to $4.5 million in the same period of 2003. The increase in operating profit is primarily the result of increased rig activity in Venezuela, Argentina, Bolivia and Hungary. Average rig margin per day decreased slightly as margins in Venezuela and Ecuador were lower in the first nine months of fiscal 2004. Rig utilization for international operations averaged 52% for the first nine months of fiscal 2004, compared with 39% for the first nine months of fiscal 2003. An average of 16.7 rigs worked during the first nine months of fiscal 2004, compared to 12.5 rigs in the first nine months of fiscal 2003. International revenues were $110.9 million and $83.0 million for the first nine months of fiscal 2004 and 2003, respectively. Direct operating expenses increased approximately 42% for the first nine months of fiscal 2004, compared with the same period of fiscal 2003. The increase is primarily the result of an increase in rig activity days (34%), including new operations in Hungary and Chad in fiscal 2004, and rig mobilization expense in Chad and Hungary.

Also included in direct operating expenses for the nine months ended June 30, 2004 is a $1.4 million exchange loss related to currency devaluation. Effective February 5, 2004, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1600 to 1920.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
(continued)

The increase in revenues is primarily the result of increased rig activity in Venezuela and Argentina, new operations in Hungary and Chad and $4.1 million of mobilization revenues at very low margins.

OTHER

Income from investments increased to $12.1 million in the first nine months of fiscal 2004, compared to $2.1 million in the same period of fiscal 2003. The increase is related to gains from the sale of available-for-sale securities of $10.4 million, $6.4 million after-tax ($0.13 per diluted share) in the first nine months of 2004.

General and administrative expenses decreased from $31.9 million in the first nine months of fiscal 2003 to $28.4 million in the first nine months of fiscal 2004. The $3.5 million decrease is primarily related to a decrease in training costs associated with the FlexRig3 construction project of $1.7 million, a decrease of $2.5 million in pension expense and a decrease in bonuses of $1.9 million, partially offset by an increase in corporate insurance premiums of $1.3 million, an increase in office rent of $0.6 million, and an increase in employee benefits of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $74,240,000 for the first nine months of fiscal 2004, compared with $65,805,000 for the same period in 2003. Capital expenditures were $70,536,000 and $201,381,000 for the first nine months of fiscal 2004 and 2003, respectively. The significant decrease in capital expenditures from 2003 is the result of the Company’s FlexRig3 construction project winding down in fiscal 2004. The Company has completed its FlexRig3 construction project and has suspended construction activities and is reviewing future plans for the FlexRig program.

The Company anticipates capital expenditures to be approximately $90 million for fiscal 2004. Included in the $90 million is approximately $25 million to complete the FlexRig3 program, most of which was spent by June 30, 2004. Capital expenditures will be financed primarily by internally generated cash flows. A total of five new rigs were completed during the nine months ended June 30, 2004. Internally generated cash flows are projected to be approximately $110 million for fiscal 2004 and cash balances were $24.4 million at June 30, 2004. The Company’s indebtedness totaled $203 million at June 30, 2004, as described in Note 8 to the Consolidated Condensed Financial Statements.

Total proceeds from the sale of available-for-sale securities in the nine months ended June 30, 2004 was $14.0 million. The value of the Company’s remaining portfolio was approximately $235 million at June 30, 2004. The after-tax value was approximately $159 million.

There were no other significant changes in the Company’s financial position since September 30, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s market risks, see “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, Note 8 to the Consolidated Condensed Financial Statements contained in Part I Item 1 hereof with regard to interest rate risk, and on page 18 of Results of Operations contained in Item 2 hereof with regard to foreign currency exchange rate risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004
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

(b)   Reports on Form 8-K

For the three months ended June 30, 2004, Registrant furnished one Form 8-K dated April 22, 2004, reporting information required by Item 12 of Form 8-K by attaching a press release announcing results of operations and certain supplemental information, including financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC. (Registrant)
Date: August 13, 2004	By:	/S/HANS C. HELMERICH
Hans C. Helmerich, President

Date: August 13, 2004	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.