Form 10-K
period 2004-09-30
HELMERICH & PAYNE INC
filed 2004-12-13
CIK 46765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	73-0679879
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1437 S. BOULDER AVE., SUITE 1400, TULSA, OKLAHOMA 74119

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

At March 31, 2004, the aggregate market value of the voting stock held by non-affiliates was $1,378,913,985.

Number of shares of common stock outstanding at December 3, 2004: 50,610,987.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year ended September 30, 2004	Parts I and II

(2) Proxy Statement for Annual Meeting of Stockholders to be held March 2, 2005	Part III

DISCLOSURE REGARDING FORWARD — LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT’S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “WILL”, “EXPECT”, “INTEND”, “ESTIMATE”, “ANTICIPATE”, “BELIEVE”, OR “CONTINUE” OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT’S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION “RISK FACTORS” BEGINNING ON PAGE 6, AS WELL AS IN MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 10 THROUGH 38 OF THE COMPANY’S ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

PART I

ITEM 1. BUSINESS

Helmerich & Payne, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. The Company is primarily engaged in contract drilling of oil and gas wells for others. The contract drilling business accounts for almost all of the Company’s operating revenues. The Company is also engaged in the ownership, development, and operation of commercial real estate.

The Company is organized into two separate operating entities, contract drilling and real estate. Both businesses operate independently of the other through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, information technology, budgeting, insurance, cash management, and related activities.

The Company’s contract drilling business is composed of three business segments: U.S. land drilling, U.S. offshore platform drilling and international drilling. The Company’s U.S. land drilling is conducted primarily in Oklahoma, Texas, Wyoming, Colorado, and Louisiana, and offshore from platforms in the Gulf of Mexico and California. The Company also operated in eight international locations during fiscal 2004: Venezuela, Ecuador, Colombia, Argentina, Bolivia, Equatorial Guinea, Chad, and Hungary. In addition, the Company is providing drilling consulting services for one customer in Russia.

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

During fiscal 2004, the Company incorporated in Vermont a wholly-owned captive insurance subsidiary. The Company believes that the use of this captive will reduce its insurance costs.

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

In fiscal 2004, the Company received approximately 56 percent of its consolidated revenues from the Company’s ten largest contract drilling customers. BP plc, ExxonMobil Corporation, and Shell Oil Company (respectively, “BP”, “ExxonMobil” and “Shell”), including their affiliates, are the Company’s three largest contract drilling customers. The Company performs drilling services for BP, ExxonMobil, and Shell on a world-wide basis. Revenues from drilling services performed for BP, ExxonMobil and Shell in fiscal 2004 accounted for approximately 10.8 percent, 10.7 percent and 8.4 percent, respectively, of the Company’s consolidated revenues for the same period.

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

During fiscal 1998, the Company put to work a new generation of six highly mobile/depth flexible land drilling rigs (individually the “FlexRig®”). The FlexRig has been able to significantly reduce average rig move times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, the Company built and completed 12 new FlexRig2 rigs. During fiscal 2001, the Company announced that it would build an additional 25 new FlexRigs. These new rigs, known as “FlexRig3”, were the next generation of FlexRigs which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRig3s were completed by June of 2003. Subsequently, the Company constructed seven more FlexRig3s at an approximate cost of $11,250,000 each. Construction of these rigs was completed by March of 2004. All FlexRigs are available for work in the Company’s U.S. and international drilling operations.

The Company’s drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2004, all drilling services were performed on a “daywork” contract basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination “footage” and “daywork” basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a “footage” basis involve a greater element of risk to the contractor than do contracts performed on a “daywork” basis. Also, the Company has previously accepted “turnkey” contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a “footage” basis. “Turnkey” contracts entail varying degrees of risk greater than the usual “footage” contract. The Company did not accept any “footage” or “turnkey” contracts during fiscal 2004. The Company believes that under current market conditions “footage” and “turnkey” contract rates do not adequately compensate contractors for the added risks. The duration of the Company’s drilling contracts are “well-to-well” or for a fixed term. “Well-to-well” contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term.

While the duration for current fixed-term contracts are for six month to three year periods, some fixed-term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

U.S. LAND DRILLING

At the end of September, 2004 and 2003, the Company had 87 and 83, respectively, of its land rigs available for work in the United States. The total number of rigs owned at the end of the period increased by a net of four rigs, resulting from five additional FlexRigs being completed during the year and removing from service one older conventional rig. The Company’s U.S. land operations contributed approximately 56 percent of the Company’s consolidated revenues during fiscal 2004, compared with 53 percent of consolidated revenues during fiscal 2003 and 42 percent of consolidated revenues during fiscal 2002. Rig utilization in fiscal 2004 was 87 percent, up from 81 percent in fiscal 2003. The Company’s fleet of FlexRigs and highly mobile rigs maintained an average utilization of approximately 97 percent during fiscal 2004 while the Company’s conventional rigs had an average utilization rate of approximately 67 percent. At the close of fiscal 2004, 80 land rigs were working out of 87 available rigs.

In November of 2004, the Company sold two conventional 2,000 horsepower U.S. land rigs for a total of $23.9 million.

U.S. OFFSHORE PLATFORM DRLLING

The Company’s offshore platform operations contributed approximately 14 percent of the Company’s consolidated revenues during fiscal 2004, compared with 22 percent of consolidated revenues during fiscal 2003 and 24 percent of consolidated revenues during fiscal 2002. Rig utilization in fiscal 2004 was 48 percent, down from 51 percent in fiscal 2003. At the end of this fiscal year, the Company had six of its 11 offshore platform rigs under contract and it continued to work under management contracts for three customer-owned rigs. Revenues from drilling services performed for the Company’s largest offshore platform drilling customer totaled approximately 61 percent of U.S. offshore platform revenues during fiscal 2004.

It is likely during the first six months of calendar 2005 that one additional platform rig will be stacked and one management contract will be terminated.

As a result of declining financial trends and unfavorable market conditions in the Gulf of Mexico, the Company completed an analysis of its offshore platform business in the Gulf of Mexico. Based on this analysis, the Company recorded a pre-tax asset impairment charge of $51.5 million in the fourth quarter of 2004.

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

The Company’s international operations contributed approximately 24 percent of the Company’s consolidated revenues during fiscal 2004, compared with 21 percent of consolidated revenues during fiscal 2003 and 27 percent of consolidated revenues during fiscal 2002. Rig utilization in fiscal 2004 was 54 percent, up from 39 percent in fiscal 2003.

Venezuela

Venezuelan operations continue to be a significant part of the Company’s operations. During fiscal 2004, the Company moved two additional deep drilling rigs into the country, bringing the Company rig count to 13 land drilling rigs in Venezuela at the end of fiscal 2004. However, in early fiscal 2005, the Company moved a highly mobile rig to the United States, leaving the rig count at twelve. The Company worked primarily for the Venezuelan state petroleum company, PDVSA, during fiscal 2004, and revenues from this work accounted for approximately eight percent of the Company’s consolidated revenues during the fiscal year and 33 percent of international drilling revenues. Revenues generated from all Venezuelan drilling operations contributed approximately 37 percent of the Company’s consolidated revenues during 2004, compared with 29 percent of consolidated revenues during fiscal 2003 and 34 percent of consolidated revenues during 2002. The Company had nine rigs working in Venezuela at the end of fiscal 2004.

The Company’s rig utilization rate in Venezuela has increased from approximately 33 percent during fiscal 2003 to approximately 65 percent in fiscal 2004. Even though the Company is, at this time, unable to predict future fluctuations in its utilization rates during fiscal 2005, the Company believes that the prospects are good for returning at least one of its idle rigs back to work in Venezuela during fiscal 2005.

Ecuador

At the end of fiscal 2004, the Company owned eight rigs in Ecuador. The Company’s utilization rate was approximately 74 percent during fiscal 2004, down from approximately 85 percent in fiscal 2003. Revenues generated by Ecuadorian drilling operations contributed approximately seven percent of the Company’s consolidated revenues during fiscal 2004, as compared with 10 percent of consolidated revenues during fiscal 2003 and nine percent of consolidated revenues during fiscal 2002. Revenues from drilling services performed for the Company’s largest customer in Ecuador totaled approximately 15 percent of international drilling revenues during fiscal 2004. The Ecuadorian drilling contracts are primarily with large international oil companies.

Colombia

During fiscal 2004, the Company moved one rig from Colombia to Venezuela, leaving two rigs in Colombia. The Company’s utilization rate in Colombia was approximately 13 percent during fiscal 2004, down from approximately 21 percent in fiscal 2003. The revenues generated by Colombian drilling operations contributed approximately one percent of the Company’s consolidated revenues in fiscal 2004, as compared with one percent of consolidated revenues during fiscal 2003 and two percent of consolidated revenues during fiscal 2002. At the end of fiscal 2004, the Company was operating one rig in Colombia, with a commitment for the second rig to begin work in early fiscal 2005.

Other Locations

In addition to its operations in Venezuela, Ecuador and Colombia, in fiscal 2004, the Company owned six rigs in Bolivia, one rig in Argentina, one rig in Hungary and one rig in Chad. At the end of fiscal 2004, two rigs were working in Bolivia, one in Argentina and one in Hungary. As of the end of November, 2004, one rig was working in Bolivia.

At the end of fiscal 2004 one rig was moved from Chad to the United States. During November of 2004, three rigs were moved from Bolivia to the United States.

During fiscal 2004, the Company continued operations under a management contract for a customer-owned platform rig located offshore Equatorial Guinea. Also, during the fiscal year, the Company commenced a drilling consulting services contract in Russia.

REAL ESTATE OPERATIONS

The Company’s real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of 15 separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Utica Square contains approximately 441,588 usable square feet, composed of retail space of 379,018 usable square feet, office space of 38,785 usable square feet, storage space of 6,600 usable square feet and common area space of 17,185 usable square feet. The Company’s real estate operations occupy approximately 4,140 square feet of general office and storage space within the shopping center. Occupancy in the shopping center increased from 85 percent in fiscal 2003 to 91 percent in fiscal 2004 with the additions of an upscale salon and day spa, and a clothing store for teens and young adults.

At the end of the 2004 fiscal year, the Company owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Six of the Company’s units are currently leased.

The Company owns and leases to third parties multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is 82 percent, which is down from 98 percent in fiscal 2003. Reduced occupancy is the result of the relocation of one tenant’s research facility to a university. The Company also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

In August of 2004, the Company sold approximately 1.73 acres of undeveloped land in Southpark. The sales price totaled approximately $1 million. Southpark is located in a high growth area of southeast Tulsa and is suitable for mixed commercial and light industrial. Subsequent to such sale and at the end of fiscal 2004, the Company owned approximately 218 acres in Southpark consisting of approximately 205 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Present occupancy decreased to 82 percent in 2004 from 93% in fiscal 2003 due to the loss of one tenant and a reduction of space by another. The Company believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. The Company has contracted with a professional engineering and planning firm to prepare a comprehensive master plan to aid in the possible future development of Southpark.

The Company owns a five-building complex called Tandem Business Park. The property is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has decreased from 84 percent to 69 percent during fiscal 2004 due to the departure of five small tenants. The Company also owns a 12-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The property is located south and east of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2004, occupancy has decreased from 86 percent to 81 percent.

The Company owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and is located on approximately 2.5 acres. During fiscal 2004, occupancy has remained at 94%. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and is located on approximately 2.25 acres. During fiscal 2004, occupancy has increased from 17 percent to 44 percent with the addition of two tenants. In addition, the Company has established an offsite disaster recovery center at this facility which occupies approximately 3,517 square feet.

The Company, during fiscal 2004, completed relocation within Tulsa of its executive offices. The razing of its former headquarters building will be completed in the first quarter of fiscal 2005. No development plans for the site are pending.

FINANCIAL

Information relating to revenues, total assets and operating profit or loss by business segments may be found on pages 64 through 66 of the Company’s Annual Report.

EMPLOYEES

The Company had 3,056 employees within the United States (six of which were part-time employees) and 1,195 employees in international operations as of September 30, 2004.

AVAILABLE INFORMATION

Information relating to the Company’s internet address and the Company’s SEC filings may be found on page 68 of the Company’s Annual Report.

RISK FACTORS

In addition to the risk factors discussed elsewhere in this report, the Company cautions that the following “Risk Factors” could affect its actual results in the future.

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

Although many contracts for drilling services are awarded based solely on price, the Company has been successful in establishing long-term relationships with certain customers which have allowed the Company to secure drilling work even though the Company may not have been the lowest bidder for such work. The Company has continued to attempt to differentiate its services based upon its engineering design expertise, operational efficiency, and safety and environmental awareness. This strategy is less effective when lower demand for drilling services intensifies price competition and makes it more difficult or impossible to compete on any basis other than price. Also, future improvements in operational efficiency and safety by the Company’s competitors could negatively affect the Company’s ability to differentiate its services.

Competition in the Real Estate Business

The Company has numerous competitors in the multi-tenant leasing business. The size and financial capacity of these competitors range from one property sole proprietors to large international corporations. The primary competitive factors include price, location, and configuration of space. The Company’s competitive position is enhanced by the location of its properties, its financial capability and the long-term ownership of its properties. However, many competitors have financial resources greater than the Company and have more contemporary facilities. Also, current economic conditions have encouraged prospective tenants to construct owner-occupied buildings rather than lease third party space.

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

3. Indemnification and Insurance Coverage

The Company has insurance coverage for comprehensive general liability, public liability, property damage, workers compensation, and employer’s liability. Generally, deductibles are $2 million per occurrence on claims that fall under these coverages, except that property damage deductibles on rig properties are generally $1 million per occurrence. Excess insurance is purchased over these coverages to limit the Company’s exposure to catastrophic claims. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage, however, the Company is generally indemnified under its drilling contracts from this risk. The majority of the Company’s insurance coverage has been purchased through fiscal 2005. No assurance can be given that all or a portion of the Company’s coverage will not be cancelled during fiscal 2005 or that insurance coverage will continue to be available at rates considered reasonable. Additionally, no assurance can be given that the Company’s insurance and indemnification arrangements will adequately protect it against all liabilities that could result from the hazards of its drilling operations. Incurring a liability for which the Company is not fully insured or indemnified could materially affect the Company’s results of operations.

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

5. International Uncertainties and Local Laws

International operations are subject to certain political, economic, and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations, and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations, and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company’s operations or on the ability of the Company to continue operations in certain areas.

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

Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2004, approximately 24 percent of the Company’s consolidated revenues were generated from the international contract drilling business. Approximately 78 percent of the international revenues were from operations in South America and approximately 85 percent of South American revenues were from Venezuela and Ecuador.

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

Argentina

In 2002, Argentina suffered a 60% devaluation of the peso. As a consequence, the Company secured agreements with customers that limited the portion of the accounts receivable that was paid in pesos with the balance of such accounts receivable paid in U.S. dollars. The Company did not experience Argentine currency losses in fiscal 2004.

Venezuela

The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. In Venezuela, approximately 60% of the Company’s invoice billings are in U.S. dollars and 40% are in the local currency, the bolivar. The significance of this arrangement is that even though the dollar-based invoices may be paid in bolivars, the Company, historically, has usually been able to convert the bolivars into U.S. dollars in a timely manner and thus avoid, in large measure, devaluation losses pertaining to the dollar-based invoices. However, this arrangement is effective only in the absence of exchange controls. In January 2003, the Venezuelan government put into effect exchange controls that fixed the exchange rate and also prohibited the Company, as well as other companies, from converting the bolivar into U.S. dollars through the Central Bank.

As part of the exchange controls regulation, the Venezuelan government provided a mechanism by which companies could request conversion of bolivars into U.S. dollars. In compliance with such regulations, the Company in October of 2003, submitted a request to the Venezuelan government seeking permission to dividend earnings, which would convert 14 billion bolivars into U.S. dollars. In January 2004, the Venezuelan government approved the Company’s request to convert bolivar cash balances to U.S. dollars and allowed the remittance of $8.8 million U.S. dollars as dividends to the U.S. based parent. As a consequence, the Company’s exposure to currency devaluation was reduced by this amount.

As stated above, the Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. As a result of the 20 percent devaluation of the bolivar during fiscal 2004, the Company experienced total devaluation losses of $1.9 million during that same period.

These devaluation losses may not be reflective of the actual potential for future devaluation losses because of the exchange controls that are currently in place. There have been recent press reports of a potential devaluation in calendar 2005. However, the amount and exact timing of such devaluation is uncertain. While the Company is unable to predict future devaluation in Venezuela, if fiscal 2005 activity levels are similar to fiscal 2004 and if a ten percent to twenty percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $1.2 million to $2.3 million.

In late August 2003, the Venezuelan state petroleum company agreed, on a prospective basis, to pay a portion of the Company’s dollar-based invoices in U.S. dollars. While this is a positive development in light of the existing exchange controls, there is no guarantee as to how long this arrangement will continue. Were this agreement to end, the Company would again receive these payments in bolivars and thus increase bolivar cash balances and exposure to devaluation.

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

8. Government Regulation and Environmental Risks

Many aspects of the Company’s operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, the United States and various other countries have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, the Company is indemnified under drilling contracts from liability arising from pollution, except in certain cases of surface pollution. However, the enforceability of indemnification provisions in foreign countries may be questionable.

The Company believes that it is in substantial compliance with all legislation and regulations affecting its operations in the drilling of oil and gas wells and in controlling the discharge of wastes. To date, compliance has not materially affected the capital expenditures, earnings, or competitive position of the Company, although these measures may add to the costs of drilling operations. Additional legislation or regulation may reasonably be anticipated, and the effect thereof on operations cannot be predicted.

9. Interest Rate Risk

In 2002, the Company entered into a $200 million intermediate-term unsecured debt obligation with staged maturities from five to 12 years with varying fixed interest rates for each maturity series. There was $200 million outstanding at September 30, 2004, of which $25 million is due in 2007 and the remaining $175 million is due 2009 through 2014. The average interest rate during the next four years on this debt is 6.3%, after which it increases to 6.4%. The fair value of this debt at September 30, 2004 was approximately $216.4 million.

At September 30, 2004, the Company had in place a committed unsecured line of credit totaling $50 million with no outstanding borrowings. The Company, as of September 30, 2004, had letters of credit totaling $13 million outstanding against such line of credit. The Company’s line of credit interest rate is based on LIBOR plus 87 to 112.5 basis points or prime minus 1.75 to 1.50 basis points based on the Company’s EBITDA to net debt ratio. As the Company draws on this line of credit, it is subject to the interest rates prevailing during the term at which the Company had outstanding borrowings. Although market interest rates were at historical lows during fiscal year 2004, interest rates could rise for various reasons in the future and increase the Company’s total interest expense, depending upon the amount borrowed against the credit line.

10. Equity Price Risk

At September 30, 2004, the Company owned stocks in other publicly held companies with a total market value of $240.7 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the market value of the Company’s holdings. Except for the Company’s holdings in Atwood Oceanics, Inc., the portfolio is recorded at fair value on its balance sheet with changes in unrealized after-tax value reflected in the equity section of its balance sheet. Any reduction in market value would have an impact on the Company’s debt ratio and financial strength. In October 2004, the Company sold 1,000,000 shares of its position in Atwood Oceanics, Inc. as part of a 2,175,000 share public offering by Atwood. The sale generated approximately $16.5 million ($0.32 per diluted share) of net income for the first quarter of fiscal 2005. The Company owns 2,000,000 shares of Atwood after the sale.

11. Reliance on Small Number of Customers

In fiscal 2004, the Company received approximately 56 percent of its consolidated revenues from the Company’s ten largest contract drilling customers and approximately 30 percent of its consolidated revenues from the Company’s three largest customers (including their affiliates). The Company believes that its relationship with all of these customers is good; however, the loss of one or more of its larger customers would have a material adverse effect on the Company’s results of operations.

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

13. Changes in Technologies

Although the Company takes measures to ensure that it uses advanced oil and natural gas drilling technology, changes in technology or improvements in competitors’ equipment could make the Company’s equipment less competitive or require significant capital investments to keep its equipment competitive.

14. Concentration of Credit

The concentration of the Company’s customers in the energy industry could cause them to be similarly affected by changes in industry conditions and, as a result, could impact the Company’s exposure to credit risk. The Company cannot offer assurances that losses due to uncollectible receivables will be consistent with expectation.

ITEM 2. PROPERTIES

CONTRACT DRILLING

The following table sets forth certain information concerning the Company’s U.S. drilling rigs as of September 30, 2004:

				Drawworks:
Location	Rig	Optimum Depth	Rig Type	Horsepower
FLEXRIGS
Texas	164	18,000	SCR (FlexRig1)	1,500
Texas	165	18,000	SCR (FlexRig1)	1,500
Texas	166	18,000	SCR (FlexRig1)	1,500
Texas	169	18,000	SCR (FlexRig1)	1,500
Texas	178	18,000	SCR (FlexRig2)	1,500
Wyoming	179	18,000	SCR (FlexRig2)	1,500
Wyoming	180	18,000	SCR (FlexRig2)	1,500
Texas	181	18,000	SCR (FlexRig2)	1,500
Texas	182	18,000	SCR (FlexRig2)	1,500
Texas	183	18,000	SCR (FlexRig2)	1,500
Texas	184	18,000	SCR (FlexRig2)	1,500
Texas	185	18,000	SCR (FlexRig2)	1,500
Texas	186	18,000	SCR (FlexRig2)	1,500
Texas	187	18,000	SCR (FlexRig2)	1,500
Texas	188	18,000	SCR (FlexRig2)	1,500
Oklahoma	189	18,000	SCR (FlexRig2)	1,500
Texas	210	18,000	AC (FlexRig3)	1,500
Texas	211	18,000	AC (FlexRig3)	1,500
Texas	212	18,000	AC (FlexRig3)	1,500
Texas	213	18,000	AC (FlexRig3)	1,500
Texas	214	18,000	AC (FlexRig3)	1,500
Colorado	215	18,000	AC (FlexRig3)	1,500
Texas	216	18,000	AC (FlexRig3)	1,500
Texas	217	18,000	AC (FlexRig3)	1,500
Oklahoma	218	18,000	AC (FlexRig3)	1,500
Texas	219	18,000	AC (FlexRig3)	1,500
Texas	220	18,000	AC (FlexRig3)	1,500
Louisiana	221	18,000	AC (FlexRig3)	1,500
Oklahoma	222	18,000	AC (FlexRig3)	1,500

				Drawworks:
Location	Rig	Optimum Depth	Rig Type	Horsepower
Texas	223	18,000	AC (FlexRig3)	1,500
Texas	224	18,000	AC (FlexRig3)	1,500
Oklahoma	225	18,000	AC (FlexRig3)	1,500
Texas	226	18,000	AC (FlexRig3)	1,500
Texas	227	18,000	AC (FlexRig3)	1,500
Texas	228	18,000	AC (FlexRig3)	1,500
Texas	229	18,000	AC (FlexRig3)	1,500
Texas	230	18,000	AC (FlexRig3)	1,500
Texas	231	18,000	AC (FlexRig3)	1,500
Texas	232	18,000	AC (FlexRig3)	1,500
Texas	233	18,000	AC (FlexRig3)	1,500
Texas	234	18,000	AC (FlexRig3)	1,500
Texas	235	18,000	AC (FlexRig3)	1,500
Texas	236	18,000	AC (FlexRig3)	1,500
Texas	237	18,000	AC (FlexRig3)	1,500
Texas	238	18,000	AC (FlexRig3)	1,500
Colorado	239	18,000	AC (FlexRig3)	1,500
Texas	240	18,000	AC (FlexRig3)	1,500
Wyoming	241	18,000	AC (FlexRig3)	1,500
HIGHLY MOBILE RIGS
Oklahoma	158	10,000	SCR	900
Texas	156	12,000	Mechanical	1,200
Wyoming	159	12,000	Mechanical	1,200
Oklahoma	141	14,000	Mechanical	1,200
Texas	142	14,000	Mechanical	1,200
Oklahoma	143	14,000	Mechanical	1,200
Texas	145	14,000	Mechanical	1,200
Texas	155	14,000	SCR	1,200
Wyoming	146	16,000	SCR	1,200
Texas	147	16,000	SCR	1,200
Wyoming	154	16,000	SCR	1,500
CONVENTIONAL RIGS
Texas	110	12,000	SCR	700
Oklahoma	96	16,000	SCR	1,000
Texas	118	16,000	SCR	1,200
Oklahoma	119	16,000	SCR	1,200
Texas	120	16,000	SCR	1,200
Texas	162	18,000	SCR	1,500
Louisiana	79	20,000	SCR	2,000
Oklahoma	80	20,000	SCR	1,500
Texas	89	20,000	SCR	1,500
Oklahoma	92	20,000	SCR	1,500
Texas	94	20,000	SCR	1,500

				Drawworks:
Location	Rig	Optimum Depth	Rig Type	Horsepower
Oklahoma	98	20,000	SCR	1,500
Texas	122	16,000	SCR	1,700
Oklahoma	97	20,000	SCR	2,000
Texas	99	26,000	SCR	2,000
Texas	137	26,000	SCR	2,000
Texas	149	26,000	SCR	2,000
Texas	191	26,000	SCR	2,000
Texas	192	26,000	SCR	2,000
Texas	72	30,000	SCR	3,000
Texas	73	30,000	SCR	3,000
Texas	125	30,000	SCR	3,000
Texas	134	30,000	SCR	3,000
Louisiana	136	30,000	SCR	3,000
Texas	157	30,000	SCR	3,000
Louisiana	161	30,000	SCR	3,000
Louisiana	163	30,000	SCR	3,000
Texas	139	30,000+	SCR	3,000
OFFSHORE PLATFORM RIGS
Louisiana	91	20,000	Conventional	3,000
Louisiana	203	20,000	Self-Erecting	2,500
Gulf of Mexico	205	20,000	Tension-leg	2,000
Louisiana	206	20,000	Self-Erecting	1,500
Gulf of Mexico	100	30,000	Conventional	3,000
Louisiana	105	30,000	Conventional	3,000
Louisiana	106	30,000	Conventional	3,000
Louisiana	107	30,000	Conventional	3,000
Gulf of Mexico	201	30,000	Tension-leg	3,000
Gulf of Mexico	202	30,000	Tension-leg	3,000
Gulf of Mexico	204	30,000	Tension-leg	3,000

The following table sets forth information with respect to the utilization of the Company’s U.S. land drilling rigs for the periods indicated:

Years ended September 30,	2000	2001	2002	2003	2004
Number of rigs owned at end of period	38	49	66	83	87
Average rig utilization rate during period*	85%	97%	84%	81%	87%

*A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

The following table sets forth certain information concerning the Company’s international drilling rigs as of September 30, 2004:

					Draw-Works:
Location	Rig	Optimum Depth		Rig Type	Horsepower
Argentina	177	30,000		SCR	3,000
Bolivia*	171	16,000		Mechanical	1,000
Bolivia*	172	16,000		Mechanical	1,000
Bolivia*	173	20,000		Mechanical	2,000
Bolivia	123	26,000		SCR	2,100
Bolivia	151	30,000	+	SCR	3,000
Bolivia	175	30,000		SCR	3,000
Chad	167	18,000		SCR (FlexRig1)	1,500
Colombia	133	30,000		SCR	3,000
Colombia	152	30,000	+	SCR	3,000
Ecuador	22	18,000		SCR (Heli Rig)	1,700
Ecuador	23	18,000		SCR (Heli Rig)	1,500
Ecuador	132	18,000		SCR	1,500
Ecuador	176	18,000		SCR	1,500
Ecuador	121	20,000		SCR	1,700
Ecuador	117	26,000		SCR	2,500
Ecuador	138	26,000		SCR	2,500
Ecuador	190	26,000		SCR	2,000
Hungary	168	18,000		SCR (FlexRig1)	1,500
Venezuela*	140	10,000		Mechanical	900
Venezuela	148	26,000		SCR	2,000
Venezuela	160	26,000		SCR	2,000
Venezuela	113	30,000		SCR	3,000
Venezuela	115	30,000		SCR	3,000
Venezuela	116	30,000		SCR	3,000
Venezuela	127	30,000		SCR	3,000
Venezuela	128	30,000		SCR	3,000
Venezuela	129	30,000		SCR	3,000
Venezuela	135	30,000		SCR	3,000
Venezuela	150	30,000		SCR	3,000
Venezuela	174	30,000		SCR	3,000
Venezuela	153	30,000	+	SCR	3,000

     *Rig was returned to the United States during November of 2004.

The following table sets forth information with respect to the utilization of the Company’s international drilling rigs for the periods indicated:

Years ended September 30,	2000	2001	2002	2003	2004
Number of rigs owned at end of period	40	37	33	32	32
Average rig utilization rate during period*†	47%	56%	51%	39%	54%

* A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

† Does not include rigs returned to United States for major modifications and upgrades.

REAL ESTATE OPERATIONS

See Item 1. BUSINESS, pages 4 through 5 of this Report.

STOCK PORTFOLIO

Information required by this item regarding the stock portfolio held by the Company may be found on page 31 of the Company’s Annual Report under the caption, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

W. H. Helmerich, III, 81

Chairman of the Board
Director since 1949; Chairman of the Board
since 1960

Hans Helmerich, 46

President and Chief Executive Officer
Director since 1987; President and Chief Executive
Officer since 1989

George S. Dotson, 63

Vice President
Director since 1990; Vice President since 1977 and
President and Chief Operating Officer of Helmerich
& Payne International Drilling Co. since 1977

Douglas E. Fears, 55

Vice President and Chief Financial Officer
since 1988

Steven R. Mackey, 53

Vice President, Secretary and General Counsel
Secretary since 1990; Vice President and
General Counsel since 1988

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

The principal market on which the Company’s common stock is traded is the New York Stock Exchange under the symbol “HP”. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2003		2004
Quarter	High	Low	High	Low
First	$30.23	$23.45	$28.37	$23.77
Second	28.94	22.60	30.61	27.02
Third	32.80	24.72	29.55	24.25
Fourth	30.30	25.70	29.07	24.01

The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2003	2004	2003	2004
First	$0.080	$0.080	$4,000,982	$4,011,879
Second	0.080	0.080	4,002,239	4,017,204
Third	0.080	0.080	4,002,971	4,032,709
Fourth	0.080	0.0825	4,009,076	4,160,221

The Company paid a cash dividend of $0.0825 per share on December 1, 2004, to shareholders of record on November 15, 2004. Payment of future dividends will depend on earnings and other factors.

As of December 3, 2004, there were 860 record holders of the Company’s common stock as listed by the transfer agent’s records.

SUMMARY OF ALL EXISTING EQUITY COMPENSATION PLANS

The following chart sets forth information concerning the equity compensation plans of the Company as of September 30, 2004.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders (1)	4,456,665	$22.028	1,157,805
Equity compensation plans not approved by security holders (2)	—	—	—
Total	4,456,665	$22.028	1,157,805

(1)	Includes the 1990 Stock Option Plan, the 1996 Stock Incentive Plan and the 2000 Stock Incentive Plan of the Company.

(2)	The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management’s Discussion and Analysis of Results of Operations and Financial Condition contained at pages 10 through 38 of the Company’s Annual Report. On September 30, 2002, the Company spun off Cimarex Energy Co. The historical financial data for the business conducted by Cimarex Energy Co. for 2002 has been reported as discontinued operations which is not included in the five-year summary of selected financial data.

FIVE - YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2000	2001	2002	2003	2004
		(in thousands except per share amounts)
Sales, operating, and other revenues	$416,272	$542,571	$551,879	$515,284	$620,928
Asset Impairment Charge	—	—	—	—	51,516
Income from continuing operations	36,470	80,467	53,706	17,873	4,359
Income from continuing operations per common share:
Basic	0.74	1.61	1.08	0.36	0.09
Diluted	0.73	1.58	1.07	0.35	0.09
Total assets	1,200,854	1,300,121	1,227,313	1,417,770	1,406,844
Long-term debt	50,000	50,000	100,000	200,000	200,000
Cash dividends declared per common share	0.285	0.30	0.31	0.32	0.3225

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item may be found on pages 10 through 38 of the Company’s Annual Report under the caption “Management’s Discussion & Analysis of Results of Operations and Financial Condition.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found on the following pages of the Company’s Annual Report under Management’s Discussion & Analysis of Results of Operations and Financial Condition and in Notes to Consolidated Financial Statements:

MARKET RISK	PAGE
• Foreign Currency Exchange Rate Risk	34-36
• Commodity Price Risk	36-37
• Interest Rate Risk	37-38
• Equity Price Risk	38

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on pages 40 through 67 of the Company’s Annual Report.

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

b) Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2005, to be filed with the Commission not later than 120 days after September 30, 2004. The information required by this Item with respect to the Company’s Executive Officers appears on page 14 of this Report.

The Company has adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers. The text of such Code is located on the Company’s website under “Investor Relations - Corporate Governance.” The Company’s Internet address is www.hpinc.com.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2005, to be filed with the Commission not later than 120 days after September 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2005, to be filed with the Commission not later than 120 days after September 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2005, to be filed with the Commission not later than 120 days after September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2005, to be filed with the Commission not later than 120 days after September 30, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	1. Financial Statements: The following appear in the Company’s Annual Report at the pages indicated below and are incorporated herein by reference:

Report of Independent Auditors	39
Consolidated Statements of Income for the Years Ended September 30, 2004, 2003 and 2002	40
Consolidated Balance Sheets at September 30, 2004 and 2003	41-42
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002	43
Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002	44
Notes to Consolidated Financial Statements	45-67

2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	Exhibits. The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference herein are duly noted as such. Unless so noted, each exhibit is filed herewith.

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

*10.1 Consulting Services Agreement between W. H. Helmerich, III, and the Company effective January 1, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

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

*10.5 Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.

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

*10.11 Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.12 Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.13 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.14 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.15 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form  10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.16 Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

*10.17 Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 9, 2004.

10.18 Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company’s Amended Schedule 13D filed on July 21, 2004.

10.19 Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K filed on October 14, 2004.

*10.20 Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2004.

13. The Company’s Annual Report to Shareholders for fiscal 2004.

21. List of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

23.1 Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K during the last quarter of fiscal 2004 as follows:

•	Form 8-K dated July 22, 2004, containing a Press Release with attached Unaudited Consolidated Condensed Balance Sheets, Consolidated Statements of Income and Financial Results – Lines of Business, announcing the Company’s third quarter 2004 earnings.

•	Form 8-K dated September 2, 2004, disclosing the approval by the Company’s Board of Directors of the Helmerich & Payne, Inc. Director Deferred Compensation Plan, to become effective October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By	/s/ Hans Helmerich
Hans Helmerich, President and Chief Executive Officer
Date: December 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ William L. Armstrong	By	/s/ Glenn A. Cox
William L. Armstrong, Director		Glenn A. Cox, Director
Date: December 13, 2004		Date: December 13, 2004

By	/s/ George S. Dotson	By	/s/ Hans Helmerich
George S. Dotson, Director		Hans Helmerich, Director and CEO
Date: December 13, 2004		Date: December 13, 2004

By	/s/ W.H. Helmerich, III	By	/s/ L. F. Rooney, III
W. H. Helmerich, III, Director		L. F. Rooney, III, Director
Date: December 13, 2004		Date: December 13, 2004

By	/s/ Edward B. Rust, Jr.	By	/s/ Paula Marshall-Chapman
Edward B. Rust, Jr., Director		Paula Marshall-Chapman, Director
Date: December 13, 2004		Date: December 13, 2004

By	/s/ John D. Zeglis	By	/s/ Douglas E. Fears
John D. Zeglis, Director		Douglas E. Fears, (Principal Financial Officer)
Date: December 13, 2004		Date: December 13, 2004

		By	/s/ Gordon K. Helm
Gordon K. Helm, Controller
(Principal Accounting Officer)
Date: December 13, 2004

INDEX TO EXHIBITS

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

*10.1 Consulting Services Agreement between W. H. Helmerich, III, and the Company effective January 1, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

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

*10.5 Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.

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

*10.11 Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.12 Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.13 Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.14 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.15 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form  10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.16 Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

*10.17 Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 9, 2004.

10.18 Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company’s Amended Schedule 13D filed on July 21, 2004.

10.19 Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K filed on October 14, 2004.

*10.20 Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2004.

13. The Company’s Annual Report to Shareholders for fiscal 2004.

21. List of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

23.1 Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management or Compensatory Plan or Arrangement.