Form 10-Q
period 2004-12-31
HELMERICH & PAYNE INC
filed 2005-02-08
CIK 46765

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission File Number: 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

1437 South Boulder Avenue, Tulsa, Oklahoma, 74119
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

CLASS	OUTSTANDING AT JANUARY 31, 2005
Common Stock, $0.10 par value	50,751,546

Total Number of Pages — 20

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amount)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	December 31,	September 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$177,524	$65,296
Accounts receivable, less reserve of $1,415 at December 31, 2004 and $1,265 at September 30, 2004	124,055	133,262
Inventories	19,911	20,826
Deferred income tax	4,346	4,346
Prepaid expenses and other	26,403	22,156

Total current assets	352,239	245,886

Investments	149,667	161,532
Property, plant and equipment, net	970,443	998,674
Other assets	743	752

Total assets	$1,473,092	$1,406,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,689	$28,012
Accrued liabilities	36,653	31,891

Total current liabilities	58,342	59,903

Noncurrent liabilities:
Long-term notes payable	200,000	200,000
Deferred income taxes	212,945	194,573
Other	41,636	38,258

Total noncurrent liabilities	454,581	432,831

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share: authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	92,240	85,466
Retained earnings	863,887	828,763
Unearned compensation	(157)	—
Accumulated other comprehensive income	37,282	36,252
Treasury stock, at cost	(38,436)	(41,724)

Total shareholders’ equity	960,169	914,110

Total liabilities and shareholders’ equity	$1,473,092	$1,406,844

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2004	2003
Operating revenues:
Drilling – U.S. Land	$109,188	$74,933
Drilling – U.S. Offshore	20,356	20,702
Drilling – International	42,471	35,961
Real Estate	2,664	2,677

	174,679	134,273

Operating costs and expenses:
Operating costs	111,252	93,781
Depreciation	23,262	22,268
General and administrative	9,246	9,102

	143,760	125,151

Operating income	30,919	9,122

Other income (expense):
Interest and dividend income	961	645
Interest expense	(3,309)	(3,222)
Gain on sale of investment securities	26,349	4,904
Income from asset sales	10,816	881
Other	(2)	9

	34,815	3,217

Income before income taxes and equity in income (loss) of affiliate	65,734	12,339

Income tax provision	27,130	5,131

Equity in income (loss) of affiliate net of income taxes	706	(620)

NET INCOME	$39,310	$6,588

Earnings per common share:
Basic	$0.78	$0.13
Diluted	$0.77	$0.13

Weighted average shares outstanding:
Basic	50,543	50,154
Diluted	51,256	50,667

Dividends declared per common share	$0.0825	$0.0800

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$39,310	$6,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,262	22,268
Equity in (income) loss of affiliate before income taxes	(1,139)	1,000
Amortization of deferred compensation	3	10
Gain on sale of securities	(26,349)	(3,209)
Non-monetary investment (gain) loss	—	(1,564)
Gain on sale of assets	(10,816)	(881)
Other-net	(4)	244
Deferred income tax expense	17,349	10,242
Change in assets and liabilities:
Accounts receivable	(7,238)	1,490
Inventories	915	463
Prepaid expenses and other	(4,238)	(12,435)
Accounts payable	(6,323)	731
Accrued liabilities	4,742	(761)
Deferred income taxes	1,434	182
Other noncurrent liabilities	2,768	1,368

Net cash provided by operating activities	33,676	25,736

INVESTING ACTIVITIES:
Capital expenditures	(9,370)	(29,746)
Proceeds from sale of investments	62,397	3,462
Proceeds from sales of property, plant and equipment	25,156	1,295

Net cash provided by (used in) investing activities	78,183	(24,989)

FINANCING ACTIVITIES:
Dividends paid	(4,166)	(4,015)
Proceeds from exercise of stock options	4,535	576

Net cash provided by (used in) financing activities	369	(3,439)

Net increase (decrease) in cash and cash equivalents	112,228	(2,692)
Cash and cash equivalents, beginning of period	65,296	38,189

Cash and cash equivalents, end of period	$177,524	$35,497

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands - except per share data)

								Accumulated
			Additional					Other	Total
	Common Stock		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Income	Equity

Balance, September 30, 2004	53,529	$5,353	$85,466	$—	$828,763	3,084	$(41,724)	$36,252	$914,110

Comprehensive Income:

Net Income					39,310				39,310
Other comprehensive income, Unrealized gains on available- for-sale securities, net								1,030	1,030

Total other comprehensive income									1,030

Comprehensive income									40,340

Capital adjustment of equity investee			4,326						4,326
Cash dividends ($0.0825 per share)					(4,186)				(4,186)
Exercise of stock options			1,314			(238)	3,221		4,535
Stock issued under Restricted Stock Award Plan			93	(160)		(5)	67		—
Tax benefit of stock-based awards			1,041						1,041
Amortization of deferred compensation				3					3

Balance, December 31, 2004	53,529	$5,353	$92,240	$(157)	$863,887	2,841	$(38,436)	$37,282	$960,169

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 2004, and December 31, 2003, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2004 Annual Report on Form 10K.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

2.	Employee Stock-Based Awards

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

	Three Months Ended
	December 31,
	2004	2003
	(in thousands except per share amounts)
Net income, as reported	$39,310	$6,588

Add: Stock-based employee compensation expense included in the Consolidated Statements of Income, net of related tax effects	2	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(993)	(1,109)

Pro forma net income	$38,319	$5,485

Earnings per share:

Basic-as reported	$0.78	$0.13

Basic-pro forma	$0.76	$0.11

Diluted-as reported	$0.77	$0.13

Diluted-pro forma	$0.75	$0.11

3.	Cash Dividends

The $.0825 cash dividend declared in September, 2004, was paid December 1, 2004. On December 1, 2004, a cash dividend of $.0825 per share was declared for shareholders of record on February 11, 2005, payable March 1, 2005.

4.	Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

5.	Sale of Investment Securities

Net income includes after-tax gains from the sales of securities of $16.0 million ($0.31 per diluted share) and $1.9 million ($0.04 per diluted share) for the three months ended December 31, 2004 and 2003, respectively. The activity

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

in the first quarter of 2005 was comprised primarily of the sale of shares in our equity investee, Atwood Oceanics (“Atwood”), in conjunction with an equity offering by Atwood. As a result of Atwood’s capital transaction, our equity investment and paid-in-capital increased by $4.3 million. Also, included in net income for the first quarter of fiscal 2004 is a non-monetary investment gain of $1.2 million ($0.02 per diluted share).

6.	Summary of Available-for-Sale Securities

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting and assets held in a Non-qualified Supplemental Savings Plan. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $6.2 million at December 31, 2004 and $5.6 million at September 30, 2004. The recorded amounts for investments accounted for under the equity method are $43.9 million and $57.8 million at December 31, 2004 and September 30, 2004, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Equity Securities 12/31/04	$27,629	$71,939	$—	$99,568
Equity Securities 09/30/04	$27,811	$70,448	$170	$98,089

7.	Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended
	December 31,
	2004	2003
Net Income	$39,310	$6,588
Other comprehensive income:
Net unrealized gain on securities	1,030	5,312
Amortization of unrealized loss on derivative instruments	—	72

Other comprehensive income	1,030	5,384

Comprehensive income	$40,340	$11,972

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	December 31,	September 30,
	2004	2004
Unrealized gain on securities, net	$44,602	$43,572
Minimum pension liability	(7,320)	(7,320)

Accumulated other comprehensive income	$37,282	$36,252

8.	Notes Payable and Long-term Debt

At December 31, 2004, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

At December 31, 2004, the Company had a committed unsecured line of credit totaling $50 million. Letters of credit totaling $14.9 million were outstanding against the line, leaving $35.1 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain a certain level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent, depending on ratios described above. The line of credit matures in July, 2005.

9.	Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Basic weighted-average shares	50,543	50,154
Effect of dilutive shares:
Stock options and restricted stock	713	513

Diluted weighted-average shares	51,256	50,667

Options to purchase 463,000 and 1,049,186 shares of common stock at a weighted average price of $32.02 and $27.84 were outstanding at December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be anti-dilutive.

10.	Income Taxes

The Company’s effective tax rate was 41.0% in the first quarter of fiscal 2005, compared to 42.0% in the first quarter of fiscal 2004.

11.	Commitments

The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At December 31, 2004, the Company had commitments outstanding of approximately $9 million for the purchase of drilling equipment.

12.	Segment Information

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

The Company evaluates performance of its segments based upon operating income or loss from operations before income taxes which includes revenues from external and internal customers, direct operating costs, depreciation, and allocated general and administrative costs, but excludes corporate costs for other depreciation and other income and expense. General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification was not practical, on other methods which the Company believes to be a reasonable reflection of the utilization of services provided.

Summarized financial information of the Company’s reportable segments for the quarters ended December 31, 2004, and 2003, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

December 31, 2004
Contract Drilling:
U.S. Land	$109,188	$—	$109,188	$25,588
U.S. Offshore Platform	20,356	—	20,356	4,168
International	42,471	—	42,471	6,197

	172,015		172,015	35,953

Real Estate	2,664	191	2,855	1,075
Other	—	—	—	(6,564)
Eliminations	—	(191)	(191)	455

Total	$174,679	$—	$174,679	$30,919

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

December 31, 2003
Contract Drilling:
U.S. Land	$74,933	$—	$74,933	$6,455
U.S. Offshore Platform	20,702	—	20,702	4,212
International	35,961	—	35,961	3,640

	131,596	—	131,596	14,307

Real Estate	2,677	320	2,997	1,256
Other	—	—	—	(6,441)
Eliminations	—	(320)	(320)	—

Total	$134,273	$—	$134,273	$9,122

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table reconciles operating income per the table above to income before income taxes and equity in income (loss) of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Segment operating income	$30,919	$9,122

Other income (expense):
Interest and dividend income	961	645
Interest expense	(3,309)	(3,222)
Gain on sale of investment securities	26,349	4,904
Income from asset sales	10,816	881
Other	(2)	9

Total other income	34,815	3,217

Income before income taxes and equity in income (loss) of affiliate	$65,734	$12,339

	December 31,	September 30,
	2004	2004
	(in thousands)
Total Assets

U.S. Land	$747,612	$742,642
U.S. Offshore	99,533	102,557
International	241,198	261,893

	1,088,343	1,107,092

Real Estate	32,421	33,044
Other	352,328	266,708

	$1,473,092	$1,406,844

The following table presents operating revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Operating revenues
United States	$132,208	$98,312
Venezuela	17,232	13,749
Ecuador	13,365	12,424
Other Foreign	11,874	9,788

Total	$174,679	$134,273

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – Continued
(Unaudited)

13.	Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2004 and 2003 as to the Company’s domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Service Cost	$1,137	$1,006
Interest Cost	1,154	1,101
Expected return on plan assets	(1,095)	(1,059)
Amortization-prior service cost	—	5
Recognized net actuarial loss	239	189

Net pension expense	$1,435	$1,242

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At December 31,	2004	2003

Asset Category
Equity securities	73.0%	73.9%
Debt securities	24.8%	23.9%
Real Estate and Other	2.2%	2.2%

Total	100.0%	100.0%

Employer Contributions

The Company anticipates that no funding of the pension plan will be required in fiscal 2005.

14.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The Statement is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company plans to adopt the new standard July 1, 2005, its fourth quarter ending September 30, 2005, under the modified-prospective-transition method. The Company will recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted but not vested prior to the date the Company adopts will be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 for pro forma disclosure. For those awards that are granted, modified or settled after the Company adopts the Statement, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of Statement 123(R). The Company expects to incur additional compensation expense of approximately $1 million in the fourth quarter ending September 30, 2005.

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2004

Risk Factors and Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, currency exchange losses, changes in general economic and political conditions, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

The Company reported net income of $39.3 million ($0.77 per diluted share) from operating revenues of $174.7 million for the first quarter of fiscal 2005 ended December 31, 2004, compared with net income of $6.6 million ($0.13 per diluted share) from operating revenues of $134.3 million for the first quarter of fiscal year 2004. Net income for this year’s first quarter includes $16.0 million ($0.31 per diluted share) of gains from the sale securities. Net income for the first quarter of fiscal 2004 includes $1.9 million ($0.04 per diluted share) of gains from the sale of available-for-sale securities and a non-monetary investment gain of $1.1 million ($0.02 per diluted share). Also included in net income in the first quarter 2005 is approximately $5.5 million (0.11 per diluted share) from the sale of two drilling rigs. Operating income increased $21.8 million for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to increased U.S. land rig dayrates and cash margins and increased International rig utilization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2004
(continued)

The following tables summarize operations by business segment for the three months ended December 31, 2004 and 2003. Operating statistics in the tables exclude the effects of offshore platform management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2005	2004
	(in 000’s, except days and per day amounts)
US LAND OPERATIONS
Revenues	$109,188	$74,933
Direct operating expenses	66,978	53,490
General and administrative expense	1,866	1,925
Depreciation	14,756	13,063

Operating income	$25,588	$6,455

Activity days	7,588	6,280
Average rig revenue per day	$13,363	$11,255
Average rig expense per day	$7,800	$7,841
Average rig margin per day	$5,563	$3,414
Rig utilization	92%	81%

U.S. LAND operating income totaled $25.6 million and $6.5 million in the first quarter of fiscal 2005 and 2004, respectively. Revenues were $109.2 million in the first quarter of fiscal 2005, compared with $74.9 million in last year’s first quarter. Increases in land rig dayrates and activity days accounted for the increase in revenue. Included in land revenues for the three months ended December 31, 2004, and December 31, 2003 are reimbursements for “out-of-pocket” expenses of $7.8 million and $4.3 million, respectively. The $19.1 million increase in operating income was primarily the result of higher land rig margins and increased rig days.

During the quarter, the Company returned five rigs to its U.S. land fleet from its international land fleet. Two of these rigs are presently under contract and three of the rigs will require additional investment and term contracts before returning to work. Also in the first quarter of 2005, two land rigs were sold. One additional international land rig will be returned to the U.S. in the Company’s second quarter of fiscal 2005.

Average land rig margin per day was $5,563 and $3,414 for the first quarter of fiscal 2005 and 2004, respectively. The 63% increase in margins was due to higher dayrates in the first quarter of 2005. Land rig utilization was 92% and 81% for the first quarter of fiscal 2005 and 2004, respectively. Land rig revenue days for the first quarter of 2005 were 7,588 compared with 6,280 for the same period of 2004, with an average of 82.5 and 68.3 rigs working during the first quarter of fiscal 2005 and 2004, respectively. The increase in rig days and average rigs working is attributable to increased activity days for the same rigs working in the comparable quarters, the addition of two rigs during the first quarter of 2005 and the addition of two rigs during fiscal 2004 subsequent to the first quarter of 2004. Land depreciation expense increased to $14.7 million in the first quarter of fiscal 2005, compared to $13.0 million in the same period of fiscal 2004. The increase is the result of two new rigs added during fiscal 2004 and five additional rigs transferred from International operations in the first quarter of 2005.

In late December 2004 and into January 2005, average dayrates have increased indicating strong margins for the U.S. land segment in the second quarter of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2004
(continued)

	2005	2004
	(in 000’s, except days and per day amounts)
US OFFSHORE OPERATIONS
Revenues	$20,356	$20,702
Direct operating expenses	12,847	12,722
General and administrative expense	834	729
Depreciation	2,507	3,039

Operating income	$4,168	$4,212

Activity days	563	460
Average rig revenue per day	$25,793	$32,570
Average rig expense per day	$14,251	$17,584
Average rig margin per day	$11,542	$14,986
Rig utilization	56%	42%

U.S. OFFSHORE operating revenues and income declined slightly when compared to the first quarter of 2004. While rig days increased to 563 for the first quarter of fiscal 2005 as compared to 460 in the first quarter of 2004, average revenue per day declined. Rig utilization for the same periods was 56% and 42%, respectively. Revenues were $20.4 million in the first quarter of fiscal 2005, compared with $20.7 million in last year’s first quarter. Included in offshore revenues for the three months ended December 31, 2004 and December 31, 2003 are reimbursements for “out-of-pocket” expenses of $1.5 million and $1.6 million, respectively.

Five of the Company’s eleven platform rigs are contracted and no significant change in offshore platform results is anticipated for the second quarter of fiscal 2005. The Company continues to forecast a slow recovery in our platform rig activity, but is encouraged by inquiries for future possibilities.

	2005	2004
	(in 000’s, except days and per day amounts)
INTERNATIONAL OPERATIONS
Revenues	$42,471	$35,961
Direct operating expenses	30,855	26,672
General and administrative expense	653	628
Depreciation	4,766	5,021

Operating income	$6,197	$3,640

Activity days	1,823	1,534
Average rig revenue per day	$19,208	$19,089
Average rig expense per day	$13,346	$13,399
Average rig margin per day	$5,862	$5,690
Rig utilization	71%	53%

INTERNATIONAL DRILLING’S operating income for the first quarter of fiscal 2005 was $6.2 million, compared to $3.6 million in the same period of 2004. Rig utilization for international operations averaged 71% for this year’s first quarter, compared with 53% for the first quarter of fiscal 2004. An average of 20.0 rigs worked during the current quarter, compared to 16.9 rigs in the first quarter of fiscal 2004. International revenues were $42.5 million and $36.0 million for the first quarter of fiscal 2005 and 2004, respectively. The increase in revenue is attributable to increased activity days.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2004
(continued)

In Venezuela, there are currently eight deep rigs operating for PDVSA, with a ninth deep rig to begin work in mid-February. During the first quarter of 2005, a rig was returned to the U.S. land fleet from Venezuela. The Company is also bidding on other contracts that offer possibilities for idle rigs in Venezuela and Bolivia.

Colombia had one rig working during the first quarter of 2005 and a second rig will commence work in early February 2005. The Company moved three rigs to the U.S. from Bolivia and two of the remaining three rigs in Bolivia worked during the first quarter of 2005. At the end of the quarter, Bolivia had no rigs working or contracted. Argentina and Hungary each had one rig working during the quarter. Operations ceased in Hungary in early December 2004. The rig has been contracted and will be moved to the U.S. in late February 2005. The rig in Chad, which ceased operations at the end of fiscal 2004, was moved during the first quarter of 2005 to the U.S. land fleet.

OTHER

Dividend and interest income increased to $.9 million in the first quarter of 2005 compared to $.6 million in the first quarter of 2004. The increase is due to higher earnings from increased cash and cash equivalent balances.

Income from the sale of investment securities increased to $26.3 million in the first quarter of 2005, compared to $4.9 million in the first quarter of 2004. The first quarter of 2005 includes gains from the sale of securities of $26.3 million, $16.0 million after-tax ($0.31 per diluted share), primarily from the sale of 1,000,000 shares of Atwood Oceanics, Inc. The first quarter of 2004 includes gains from the sale of available-for-sale securities of $3.0 million, $1.9 million after-tax ($0.04 per diluted share) and a non-monetary investment gain of $1.9 million, $1.1 million after-tax ($0.02 per diluted share).

The fair value of the Company’s remaining portfolio, including our investment in Atwood Oceanics, Inc. which is accounted for on the equity method, was approximately $204.2 million at December 31, 2004. The after-tax value was approximately $137.2 million.

Income from asset sales increased to $10.8 million in the first quarter of 2005 compared to $.8 million in the first quarter of 2004. The increase of $10 million is primarily due to the sale of two deep domestic land rigs.

Interest expense was $3.3 million in the first quarter of fiscal 2005, compared to $3.2 million in the same period of fiscal 2004. Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters and short-term borrowings in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $177.5 million at December 31, 2004 from $65.3 million at September 30, 2004. Cash equivalents are made up of short-term investment grade money market securities. The increase in cash and cash equivalents is a result of proceeds from sales of securities of $62.4 million, proceeds from asset sales of $25.1 million and net cash provided by operating activities of $33.7 million. In the first quarter of 2004, net cash provided by operating activities was $25.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2004
(continued)

Capital expenditures were $9.4 million and $29.7 million for the first quarter of fiscal 2005 and 2004, respectively. The significant decrease in capital expenditures from 2004 is the result of the Company’s FlexRig3 construction project completing in fiscal 2004. The Company anticipates capital expenditures to be approximately $55 million for fiscal 2005. Capital expenditures will be financed primarily by internally generated cash flows.

Our current cash, investments in short-term money market securities and cash generated from projected operating activities are expected to meet our estimated capital expenditures and other expected cash requirements for fiscal 2005. The Company’s indebtedness totaled $200 million at December 31, 2004, as described in note 8 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s market risks, see “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and Note 8 to the Consolidated Condensed Financial Statements contained in Part I Item I hereof with regard to interest rate risk.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
DECEMBER 31, 2004
(continued)

c)	Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report of management with our annual report on Form 10-K for the fiscal year ending September 30, 2005. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

In order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we have been undergoing a comprehensive effort to assess the adequacy of our internal control over financial reporting and to test that controls are functioning as documented. We anticipate being able to comply with Section 404 of the Sarbanes-Oxley Act.

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

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 8, 2005	By:	/s/ HANS C. HELMERICH

Hans C. Helmerich, President

Date: February 8, 2005	By:	/s/ DOUGLAS E. FEARS

Douglas E. Fears, Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.