Form 10-K/A
period 2004-09-30
HELMERICH & PAYNE INC
filed 2005-02-11
CIK 46765

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

This Amendment No. 1 to the Annual Report of Helmerich & Payne, Inc. on Form 10-K for the fiscal year ended September 30, 2004 is being filed solely for the following purposes:

1.	To restate the sentence on pages 3 and 4 of Item 1 of Part I, under the caption “INTERNATIONAL DRILLING” and sub-caption “Venezuela”, that reads “Revenues generated from all Venezuelan drilling operations contributed approximately 37 percent of the Company’s consolidated revenues during 2004, compared with 29 percent of consolidated revenues during fiscal 2003 and 34 percent of consolidated revenues during 2002.”, as follows: “Revenues generated from all Venezuelan drilling operations contributed approximately nine percent of the Company’s consolidated revenues during 2004, compared with six percent of consolidated revenues during fiscal 2003 and nine percent of consolidated revenues during 2002.”

2.	To delete the bottom two rows and the footnote from the table with the caption “INTEREST RATE RISK” on page 37 of the Annual Report filed as Exhibit 13 to the Form 10-K, which table incorrectly reflected the existence of variable rate debt.

3.	To amend the header in the table in Note 1 to the Consolidated Financial Statements, under the caption “INVESTMENTS”, which summarized certain financial information of Atwood Oceanics, Inc. The column headers have been restated as September 30, 2004, 2003 and 2002 in place of the previous incorrect header of September 30, 2003, 2002 and 2001.

4.	In addition, also filed herewith are the following exhibits:

13	The Company’s Annual Report to Shareholders for fiscal 2004 (to reflect the amendments described above).

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The information contained in Helmerich & Payne, Inc.’s Form 10-K for the fiscal year ended September 30, 2004 as originally filed with the Securities and Exchange Commission is not otherwise updated or amended by this Amendment No. 1 and this Amendment No. 1 does not reflect events occurring after the filing of the Company’s original Form 10-K for fiscal 2004.

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

Venezuela

Venezuelan operations continue to be a significant part of the Company’s operations. During fiscal 2004, the Company moved two additional deep drilling rigs into the country, bringing the Company rig count to 13 land drilling rigs in Venezuela at the end of fiscal 2004. However, in early fiscal 2005, the Company moved a highly mobile rig to the United States, leaving the rig count at twelve. The Company worked primarily for the Venezuelan state petroleum company, PDVSA, during fiscal 2004, and revenues from this work accounted for approximately eight percent of the Company’s consolidated revenues during the fiscal year and 33 percent of international drilling revenues. Revenues generated from all Venezuelan drilling operations contributed approximately nine percent of the Company’s consolidated revenues during 2004, compared with six percent of consolidated revenues during fiscal 2003 and nine percent of consolidated revenues during 2002. The Company had nine rigs working in Venezuela at the end of fiscal 2004.

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
Date: February 11, 2005

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