Form 10-K/A
period 2004-09-30
HELMERICH & PAYNE INC
filed 2005-03-16
CIK 46765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                      to

Commission file number 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	73-0679879 (I.R.S. employer identification no.)

1437 S. Boulder Ave., Suite 1400, Tulsa, Oklahoma (Address of principal executive offices)	74119-3623 (Zip code)

Registrant’s telephone number, including area code                    (918) 742-5531

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock ($0.10 par value) Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑   No  ☐

At March 31, 2004, the aggregate market value of the voting stock held by non-affiliates was $1,378,913,985.

Number of shares of common stock outstanding at December 3, 2004: 50,610,987

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Annual Report to Shareholders for fiscal 2004
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350

Explanatory Note

This Amendment No. 2 to Form 10-K is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed on December 13, 2004 (the “Original 10-K”) as amended by Amendment No. 1 to the Original 10-K filed on February 11, 2005 (“Amendment No. 1”). This Amendment No. 2 is being filed solely for the following purposes:

1.	To restate all of the comparative, year-to-year financial data for the Company’s Real Estate division contained in the table on page 28 of the Annual Report filed as Exhibit 13 to the Form 10-K. The original table incorrectly repeated the financial data contained in a similar table on page 24 of the Annual Report.

2.	In addition, also filed herewith are the following exhibits:

13	The Company’s Annual Report to Shareholders for fiscal 2004 (to reflect the amendment described above).

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-K or Amendment No. 1.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)	1.	Financial Statements: The following appear in the Company’s Annual Report at the pages indicated below and are incorporated herein by reference:

		Report of Independent Auditors	39

		Consolidated Statements of Income for the Years Ended September 30, 2004, 2003 and 2002	40

		Consolidated Balance Sheets at September 30, 2004 and 2003	41-42

		Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002	43

		Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002	44

		Notes to Consolidated Financial Statements	45-67

	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

	3.	Exhibits. The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference herein are duly noted as such. Unless so noted, each exhibit is filed herewith.

		3.1	Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

		3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2002, SEC File No. 001-04221.

		4.1	Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Company’s Form 8-A, dated January 18, 1996, SEC File No. 001-04221.

*10.1	Consulting Services Agreement between W. H. Helmerich, III, and the Company effective January 1, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.2	Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.3	Helmerich & Payne, Inc. 1990 Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.

*10.4	Form of Nonqualified Stock Option Agreement for the 1990 Stock Option Plan is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 33-55239 on Form S-8, dated August 26, 1994.

*10.5	Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.

*10.6	Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.7	Form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.

*10.8	Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1997, SEC File No. 001-04221.

*10.9	Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

*10.10	Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock

Option Agreement are incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.

*10.11	Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

*10.12	Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.13	Second Amendment to Credit Agreement, dated as of July 16, 2002, by and among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank One, Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.14	Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.15	Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.16	Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

*10.17	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 9, 2004.

10.18	Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co.

and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company’s Amended Schedule 13D filed on July 21, 2004.

10.19	Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K filed on October 14, 2004.

*10.20	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2004.

13.	The Company’s Annual Report to Shareholders for fiscal 2004.

21.	List of Subsidiaries of the Company is incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or Compensatory Plan or Arrangement.

b)	Reports on Form 8-K

The Company filed two reports on Form 8-K during the last quarter of fiscal 2004 as follows:

•	Form 8-K dated July 22, 2004, containing a Press Release with attached Unaudited Consolidated Condensed Balance Sheets, Consolidated Statements of Income and Financial Results — Lines of Business, announcing the Company’s third quarter 2004 earnings.

•	Form 8-K dated September 2, 2004, disclosing the approval by the Company’s Board of Directors of the Helmerich & Payne, Inc. Director Deferred Compensation Plan, to become effective October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH	& PAYNE, INC.

By:	/s/ Hans Helmerich

Hans Helmerich, President and Chief Executive Officer

Date:	March 16, 2005

INDEX TO EXHIBITS

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