Form 10-Q
period 2005-03-31
HELMERICH & PAYNE INC
filed 2005-05-06
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

1437 South Boulder Avenue, Tulsa, Oklahoma,74119
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

CLASS	OUTSTANDING AT APRIL 30, 2005
Common Stock, $0.10 par value	51,185,792

Total Number of Pages — 23

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	March 31,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$208,453	$65,296
Accounts receivable, less reserve of $1,429 at March 31, 2005 and $1,265 at September 30, 2004	133,184	133,262
Inventories	20,759	20,826
Deferred income tax	4,751	4,346
Prepaid expenses and other	25,785	22,156

Total current assets	392,932	245,886

Investments	157,076	161,532
Property, plant and equipment, net	959,487	998,674
Other assets	662	752

Total assets	$1,510,157	$1,406,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,500	$28,012
Accrued liabilities	31,221	31,891

Total current liabilities	55,721	59,903

Noncurrent liabilities:
Long-term notes payable	200,000	200,000
Deferred income taxes	221,148	194,573
Other	43,588	38,258

Total noncurrent liabilities	464,736	432,831

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share: authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	97,016	85,466
Retained earnings	881,984	828,763
Unearned compensation	(149)	—
Accumulated other comprehensive income	39,109	36,252
Treasury stock, at cost	(33,613)	(41,724)

Total shareholders’ equity	989,700	914,110

Total liabilities and shareholders’ equity	$1,510,157	$1,406,844

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Operating revenues:
Drilling — U.S. Land	$122,394	$82,477	$231,582	$157,410
Drilling — U.S. Offshore	18,649	18,675	39,005	39,377
Drilling — International	41,799	39,311	84,270	75,272
Real Estate	2,608	2,561	5,272	5,238

	185,450	143,024	360,129	277,297

Operating costs and expenses:
Operating costs	114,321	104,950	225,573	198,731
Depreciation	23,950	23,402	47,212	45,670
General and administrative	9,593	9,789	18,839	18,891

	147,864	138,141	291,624	263,292

Operating income	37,586	4,883	68,505	14,005

Other income (expense):
Interest and dividend income	1,193	516	2,154	1,161
Interest expense	(3,246)	(3,112)	(6,555)	(6,334)
Gain (loss) on sale of investment securities	(36)	7,072	26,313	11,976
Income from asset sales	971	755	11,787	1,636
Other	348	109	346	118

	(770)	5,340	34,045	8,557

Income before income taxes and equity in income (loss) of affiliate	36,816	10,223	102,550	22,562

Income tax provision	15,153	4,484	42,283	9,615

Equity in income (loss) of affiliate net of income taxes	687	309	1,393	(311)

NET INCOME	$22,350	$6,048	$61,660	$12,636

Earnings per common share:
Basic	$0.44	$0.12	$1.22	$0.25
Diluted	$0.43	$0.12	$1.20	$0.25

Weighted average shares outstanding:
Basic	50,955	50,263	50,747	50,209
Diluted	51,891	50,903	51,571	50,784

Dividends declared per common share	$0.0825	$0.0800	$0.1650	$0.1600

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$61,660	$12,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,212	45,670
Equity in (income) loss of affiliate before income taxes	(2,247)	502
Amortization of deferred compensation	11	10
Gain on sale of investment securities	(26,313)	(10,030)
Non-monetary investment gain	—	(1,946)
Gain on sale of assets	(11,787)	(1,636)
Other-net	(348)	34
Deferred income tax expense	21,947	18,652
Change in assets and liabilities-
Accounts receivables	(16,761)	(10,894)
Inventories	67	821
Prepaid expenses and other	(1,539)	(1,039)
Income tax receivable	—	(11,541)
Accounts payable	(3,571)	(6,800)
Accrued liabilities	(670)	(668)
Deferred income taxes	5,805	973
Other noncurrent liabilities	4,623	2,429

Net cash provided by operating activities	78,089	37,173

INVESTING ACTIVITIES:
Capital expenditures	(22,693)	(52,657)
Purchase of investments	(5,000)	—
Proceeds from sale of investment securities	62,843	14,033
Proceeds from asset sales	26,455	2,907

Net cash provided by (used in) investing activities	61,605	(35,717)

FINANCING ACTIVITIES:
Payment of short-term notes	—	(5,000)
Dividends paid	(8,380)	(8,050)
Proceeds from exercise of stock options	11,843	3,963

Net cash provided by (used in) financing activities	3,463	(9,087)

Net increase (decrease) in cash and cash equivalents	143,157	(7,631)
Cash and cash equivalents, beginning of period	65,296	38,189

Cash and cash equivalents, end of period	$208,453	$30,558

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands — except per share data)

								Accumulated
			Additional					Other	Total
	Common Stock		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Income	Equity

Balance, September 30, 2004	53,529	$5,353	$85,466	$—	$828,763	3,084	$(41,724)	$36,252	$914,110
Comprehensive Income:

Net Income					61,660				61,660
Other comprehensive income, Unrealized gains on available- for-sale securities, net								2,857	2,857

Comprehensive income									64,517

Capital adjustment of equity investee			2,682						2,682
Cash dividends $(0.165 per share)					(8,439)				(8,439)
Exercise of stock options			3,799			(713)	8,044		11,843
Stock issued under
Restricted Stock Award Plan			93	(160)		(5)	67		—
Tax benefit of stock-based awards			4,976						4,976
Amortization of deferred compensation				11					11

Balance, March 31, 2005	53,529	$5,353	$97,016	$(149)	$881,984	2,366	$(33,613)	$39,109	$989,700

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2005, and March 31, 2004, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2004 Annual Report on Form 10-K and 10-K/A.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands except per share amounts)
Net income, as reported	$22,350	$6,048	$61,660	$12,636
Add: Stock-based employee compensation expense included in the Consolidated Statements of Income, net of related tax effects	5	—	7	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(833)	(1,013)	(1,826)	(2,122)

Pro forma net income	$21,522	$5,035	$59,841	$10,520

Earnings per share:
Basic-as reported	$0.44	$0.12	$1.22	$0.25

Basic-pro forma	$0.42	$0.10	$1.18	$0.21

Diluted-as reported	$0.43	$0.12	$1.20	$0.25

Diluted-pro forma	$0.41	$0.10	$1.16	$0.21

3.	Cash Dividends

The $.0825 cash dividend declared December 1, 2004, was paid March 1, 2005. On March 2, 2005, a cash dividend of $.0825 per share was declared for shareholders of record on May 13, 2005, payable June 1, 2005.

4.	Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.	Sale of Investment Securities

Net income includes after-tax gains and losses from the sale of available-for-sale securities and non-monetary investment gains as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
After-tax gain (loss)	$(18)	$4,337	$16,042	$6,201
Earnings per diluted share	$—	$0.09	$0.31	$0.12

Non-monetary investment gain	$—	$—	$—	$1,193
Earnings per diluted share	$—	$—	$—	$0.02

6.	Summary of Available-for-Sale Securities

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting and assets held in a Non-qualified Supplemental Savings Plan. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $6.3 million at March 31, 2005 and $5.6 million at September 30, 2004. The recorded amounts for investments accounted for under the equity method are $44.9 million and $57.8 million at March 31, 2005 and September 30, 2004, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Equity Securities 03/31/05	$30,976	$74,959	$74	$105,861
Equity Securities 09/30/04	$27,811	$70,448	$170	$98,089

7.	Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Income	$22,350	$6,048	$61,660	$12,636
Other comprehensive income:
Net unrealized gain on securities	1,827	4,691	2,857	10,003
Amortization of unrealized loss on derivative instruments	—	—	—	72

Other comprehensive income	1,827	4,691	2,857	10,075

Comprehensive income	$24,177	$10,739	$64,517	$22,711

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	March 31,	September 30,
	2005	2004
Unrealized gain on securities, net	$46,429	$43,572
Minimum pension liability	(7,320)	(7,320)

Accumulated other comprehensive income	$39,109	$36,252

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.	Notes payable and long-term debt

At March 31, 2005, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

At March 31, 2005, the Company had a committed unsecured line of credit totaling $50 million. Letters of credit totaling $14.4 million were outstanding against the line, leaving $35.6 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain a minimum level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above. The line of credit matures in July, 2005. The Company intends to renew the existing line of credit or obtain a similar facility at the expiration date.

9.	Earnings per share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(in thousands)
Basic weighted-average shares	50,955	50,263	50,747	50,209
Effect of dilutive shares:
Stock options and restricted stock	936	640	824	575

Diluted weighted-average shares	51,891	50,903	51,571	50,784

10.	Income Taxes

The Company’s effective tax rate was 41.2% in the first six months of fiscal 2005, compared to 42.6% in the first six months of fiscal 2004. The effective rate differs from the U.S. federal statutory rate of 35% primarily due to state and foreign taxes.

11.	Commitments

The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At March 31, 2005, the Company had commitments outstanding of approximately $37.7 million for the purchase of drilling equipment.

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

The Company evaluates performance of its segments based upon operating income or loss from operations before income taxes which includes revenues from external and internal customers; direct operating costs; depreciation; and allocated general and administrative costs; but excludes corporate costs for other depreciation and other income and expense. General and administrative costs are allocated to the segments based primarily on specific identification, and to the extent that such identification is not practical, on other methods which the Company believes to be a reasonable reflection of the utilization of services provided.

Summarized financial information of the Company’s reportable segments for the six months ended March 31, 2005, and 2004, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

March 31, 2005
Contract Drilling:
U.S. Land	$231,582	$—	$231,582	$61,385
U.S. Offshore	39,005	—	39,005	8,340
International	84,270	—	84,270	9,779

	354,857	—	354,857	79,504

Real Estate	5,272	393	5,665	1,936
Other	—	—	—	(13,850)
Eliminations	—	(393)	(393)	915

Total	$360,129	$—	$360,129	$68,505

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

March 31, 2004
Contract Drilling:
U.S. Land	$157,410	$—	$157,410	$12,202
U.S. Offshore	39,377	—	39,377	8,092
International	75,272	—	75,272	5,195

	272,059	—	272,059	25,489

Real Estate	5,238	517	5,755	2,302
Other	—	—	—	(13,786)
Eliminations	—	(517)	(517)	—

Total	$277,297	$—	$277,297	$14,005

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended March 31, 2005, and 2004, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

March 31, 2005
Contract Drilling:
U.S. Land	$122,394	$—	$122,394	$35,797
U.S. Offshore	18,649	—	18,649	4,172
International	41,799	—	41,799	3,582

	182,842	—	182,842	43,551

Real Estate	2,608	202	2,810	861
Other	—	—	—	(7,286)
Eliminations	—	(202)	(202)	460

Total	$185,450	$—	$185,450	$37,586

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

March 31, 2004
Contract Drilling:
U.S. Land	$82,477	$—	$82,477	$5,747
U.S. Offshore	18,675	—	18,675	3,880
International	39,311	—	39,311	1,555

	140,463	—	140,463	11,182

Real Estate	2,561	197	2,758	1,046
Other	—	—	—	(7,345)
Eliminations	—	(197)	(197)	—

Total	$143,024	$—	$143,024	$4,883

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income (loss) of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Segment operating income	$37,586	$4,883	$68,505	$14,005

Other income (expense):
Interest and dividend income	1,193	516	2,154	1,161
Interest expense	(3,246)	(3,112)	(6,555)	(6,334)
Gain (loss) on sale of investment securities	(36)	7,072	26,313	11,976
Income from asset sales	971	755	11,787	1,636
Other	348	109	346	118

Total other income	(770)	5,340	34,045	8,557

Income before income taxes and equity in income (loss) of affiliate	$36,816	$10,223	$102,550	$22,562

	March 31,	September 30,
	2005	2004
	(in thousands)
Total Assets
U.S. Land	$752,390	$742,642
U.S. Offshore	94,034	102,557
International	239,272	261,893

	1,085,696	1,107,092

Real Estate	32,652	33,044
Other	391,809	266,708

	$1,510,157	$1,406,844

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Operating revenues
United States	$143,651	$103,713	$275,859	$202,025
Venezuela	15,889	12,637	33,221	26,386
Ecuador	14,602	9,961	27,967	22,385
Other Foreign	11,308	16,713	23,082	26,501

Total	$185,450	$143,024	$360,129	$277,297

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13.	Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2005 and 2004 as to the Company’s sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Service Cost	$1,136	$1,006	$2,273	$2,012
Interest Cost	1,154	1,101	2,308	2,202
Expected return on plan assets	(1,094)	(1,058)	(2,189)	(2,117)
Amortization-prior service cost	—	5	—	10
Recognized net actuarial loss	239	189	478	378

Net pension expense	$1,435	$1,243	$2,870	$2,485

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At March 31,	2005	2004

Asset Category
Equity Securities	73.8%	70.8%
Debt Securities	25.1%	27.9%
Real Estate and Other	1.1%	1.3%

Total	100.0%	100.0%

Employer Contributions

The Company anticipates that no funding of the pension plan will be required in fiscal 2005.

14.	Recently Issued Accounting Standards

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The Statement is effective at the beginning of the first interim or annual period beginning after June 15, 2005 with the SEC allowing for implementation at the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt the new standard October 1, 2005, its fiscal 2006 first quarter ending December 31, 2005, under the modified-prospective-transition method. The Company will recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted but not vested prior to the date the Company adopts will be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 for pro forma disclosure. For those awards that are granted, modified or settled after the Company adopts the Statement, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of Statement 123(R). The Company expects to incur additional compensation expense of approximately $1 million in the fiscal 2006 first quarter ending December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

March 31, 2005

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

The Company reported net income of $22.4 million ($0.43 per diluted share) from operating revenues of $185.5 million for the second quarter ended March 31, 2005, compared with net income of $6.0 million ($0.12 per diluted share) from revenues of $143.0 million for the second quarter of fiscal year 2004. Net income for the second quarter of fiscal 2004 includes $4.3 million ($0.09 per diluted share) of gains from the sale of available-for-sale securities. There were no material security transactions in the second quarter of fiscal 2005.

The following tables summarize operations by business segment for the three months ended March 31, 2005 and 2004. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2005	2004

	(in 000’s, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$122,394	$82,477
Direct operating expenses	69,695	60,943
General and administrative expense	1,839	1,867
Depreciation	15,063	13,920

Operating income	$35,797	$5,747

Activity days	7,589	6,758
Average rig revenue per day	$15,018	$11,218
Average rig expense per day	$8,074	$8,032
Average rig margin per day	$6,944	$3,186
Rig utilization	94%	86%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

U.S. LAND operating income increased to $35.8 million for the second quarter of fiscal 2005 compared to $5.7 million in the same period of fiscal 2004. Revenues were $122.4 million and $82.5 million in the second quarter of fiscal 2005 and 2004, respectively. Included in land revenues for the three months ended March 31, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $8.4 million and $6.7 million, respectively. The $30.1 million increase in operating income was primarily the result of increased rig days and higher dayrates.

Average land rig margin per day was $6,944 and $3,186 for the second quarter of fiscal 2005 and 2004, respectively. The significant increase in margins was due to higher dayrates. Land rig utilization was 94% and 86% for the second quarter of fiscal 2005 and 2004, respectively. Land rig revenue days for the second quarter of 2005 were 7,589 compared with 6,758 for the same period of 2004, with an average of 84.3 and 74.3 rigs working during the second quarter of fiscal 2005 and 2004, respectively. Land depreciation expense increased to $15.1 million in the second quarter of fiscal 2005, compared to $13.9 million in the same period of fiscal 2004. The increase is the result of having three additional rigs in the United States during the second quarter of 2005 compared to the second quarter of 2004. The additional rigs are the result of one transferred from Venezuela and one transferred from Chad, both in the first quarter of 2005 and the third rig is the result of a flex rig constructed and placed in service in the third quarter of 2004.

The Company will begin construction of 13 new drilling rigs in the third quarter of 2005. Under terms of an agreement with an operator, the Company will operate 10 new rigs, each under a three-year term contract at a fixed dayrate plus certain conditional incentive payments based upon savings realized by the operator. The first rig is scheduled for completion by November, 2005, with the remaining nine expected to be delivered to the field at the rate of one per month thereafter. The Company currently has a letter of intent with another operator to operate three rigs on three-year term contracts. The Company expects to deliver one new rig per month starting November, 2005. The total capital cost of the construction is estimated at $125 million with approximately $50 million spent in fiscal 2005 and $75 million in fiscal 2006. The construction will be financed primarily by internally generated cash flows.

	2005	2004

	(in 000’s, except days and per day amounts)
U.S. OFFSHORE OPERATIONS
Revenues	$18,649	$18,675
Direct operating expenses	10,992	10,997
General and administrative expense	817	767
Depreciation	2,668	3,031

Operating income	$4,172	$3,880

Activity days	450	455
Average rig revenue per day	$29,297	$28,644
Average rig expense per day	$14,928	$14,481
Average rig margin per day	$14,369	$14,163
Rig utilization	45%	42%

U.S. OFFSHORE operating income for the second quarter of fiscal 2005 increased 7.5% compared to the second quarter of fiscal 2004. The increase is primarily the result of a lower depreciation expense due to an asset impairment charge recorded in the fourth quarter of fiscal 2004. Additionally, average rig revenue per day increased while activity days remained constant. Included in offshore revenues for the three months ended March 31, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $1.4 million and $1.6 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

Five of the Company’s eleven platform rigs are currently contracted and a sixth rig has been contracted to start operations late in the third quarter of 2005. The Company continues to forecast a slow recovery in its offshore segment, but some inquiries for future work are being pursued and the Company is optimistic that one additional rig will be contracted by September, 2005.

	2005	2004

	(in 000’s, except days and per day amounts)
INTERNATIONAL OPERATIONS
Revenues	$41,799	$39,311
Direct operating expenses	32,920	32,056
General and administrative expense	497	561
Depreciation	4,800	5,139

Operating income	$3,582	$1,555

Activity days	1,728	1,473
Average rig revenue per day	$19,430	$21,849
Average rig expense per day	$13,672	$16,645
Average rig margin per day	$5,758	$5,204
Rig utilization	71%	51%

INTERNATIONAL DRILLING operating income for the second quarter of fiscal 2005 was $3.6 million, compared to $1.6 million in the same period of 2004. Included in operating income is an exchange loss in Venezuela of $1.6 million in the second quarter of 2005, compared to an exchange loss of $1.4 million for the same period in 2004. Rig utilization for international operations averaged 71% for this year’s second quarter, compared with 51% for the second quarter of fiscal 2004. An average of 19.2 rigs worked during the current quarter, compared to 16.2 rigs in the second quarter of fiscal 2004. International revenues were $41.8 million in the second quarter of fiscal 2005, compared with $39.3 million in the second quarter of fiscal 2004. The increase in revenue is attributable to increased activity days offset by a decrease in average rig revenue per day. Included in International Drilling revenues for the three months ended March 31, 2005 and 2004, respectively, are reimbursements for “out-of-pocket” expenses of $3.8 million and $3.5 million, respectively. Depreciation decreased as compared to the second quarter of 2004 due to transferring five rigs to U.S. Land operations.

Currently in Venezuela, the Company has eight deep rigs operating for PDVSA with a ninth deep rig scheduled to go to work in the third quarter for PDVSA. The Company is bidding on other contracts that offer possibilities for one 3,000 HP deep land rig and two 2,000 HP deep land rigs.

Ecuador’s rig utilization was 100% and 67% for the second quarter of fiscal 2005 and 2004, respectively. In those same comparative quarters, an average of 8.0 rigs and 5.4 rigs worked.

Two deep rigs worked at 96% activity in Colombia during the second quarter of 2005, compared to no activity in the second quarter 2004. The Company anticipates the two working rigs to remain active through the end of the fiscal year. During both second quarters of 2005 and 2004, Argentina had one rig working. Bolivia had no activity during the second quarter 2005 compared to one rig working during the second quarter 2004. Two of the three idle rigs in Bolivia are contracted to begin work in the third quarter 2005. The third rig will be moved to Argentina and is expected to begin work in the fourth quarter 2005. In the second quarter 2004, Chad had one rig working. Chad had no activity in the second quarter 2005, as those operations ceased at the end of fiscal 2004. The rig has been moved to the U.S. Land Operations and is currently under contract.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

In the second quarter of 2005 and 2004, there was one rig working in Hungary. The contract in Hungary was completed early in the second quarter of 2005, and the rig arrived in Houston in April, 2005.

OTHER

Interest and dividend income increased to $1.2 million in the second quarter of 2005 compared to $.5 million in the second quarter of 2004. The increase is due to higher earnings from increased cash and cash equivalent balances.

Income from the sale of investment securities in the second quarter of 2004 was $7.1 million. Gains net of tax were $4.3 million ($0.09 per diluted share). The Company sold its entire position of 140,000 shares in ConocoPhillips during the second quarter of 2004. In the second quarter of 2005, the Company had no income from the sale of securities.

Interest expense was $3.2 million in the second quarter of fiscal 2005, compared to $3.1 million in the same period of fiscal 2004. Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters and short-term borrowings along with capitalized interest of $.2 million in fiscal 2004.

Six Months Ended March 31, 2005 vs. Six Months Ended March 31, 2004

The Company reported net income of $61.7 million ($1.20 per diluted share) from operating revenues of $360.1 million for the six months ended March 31, 2005, compared with net income of $12.6 million ($0.25 per diluted share) from operating revenues of $277.3 million for the first six months of fiscal year 2004. Net income for the first six months of fiscal 2005 includes $16.0 million ($0.31 per diluted share) of after-tax gains from the sale of available-for-sale securities. Net income for the first six months of fiscal 2004 includes $6.2 million ($0.12 per diluted share) of after-tax gains from the sale of available-for-sale securities and a non-monetary investment gain of $1.2 million ($0.02 per diluted share).

The following tables summarize operations by business segment for the six months ended March 31, 2005 and 2004. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	2005	2004

	(in 000’s, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$231,582	$157,410
Direct operating expenses	136,673	114,433
General and administrative expense	3,705	3,792
Depreciation	29,819	26,983

Operating income	$61,385	$12,202

Activity days	15,177	13,038
Average rig revenue per day	$14,191	$11,236
Average rig expense per day	$7,938	$7,940
Average rig margin per day	$6,253	$3,296
Rig utilization	93%	83%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

U.S. LAND operating results in the first six months of fiscal 2005 increased significantly from the same period in fiscal 2004. Operating income was $61.4 million and $12.2 million in the first six months of fiscal 2005 and 2004, respectively.

Revenues were $231.6 million in the first six months of fiscal 2005, compared with $157.4 million in the same period of fiscal 2004. Included in land revenues for the six months ended March 31, 2005 and March 31, 2004 are reimbursements for “out-of-pocket” expenses of $16.2 million and $10.9 million, respectively. The $49.2 million increase in operating income was primarily the result of higher land rig margins and increased rig days, partially offset by increased depreciation.

The 90% increase in margins was due to higher dayrates in fiscal 2005. Land rig utilization was 93% and 83% for the six months of fiscal 2005 and 2004, respectively. Land rig revenue days for the first six months of 2005 were 15,177 compared with 13,038 for the same period of 2004, with an average of 83.4 and 71.2 rigs working during the first six months of fiscal 2005 and 2004, respectively. The increase in rig days and average rigs working is attributable to increased activity days for the same rigs working in 2005 and 2004 and two of the five rigs transferred from the international fleet working. The 11% increase in depreciation is the result of the five additional rigs transferred from the international operations during fiscal 2005.

	2005	2004

	(in 000’s, except days and per day amounts)
U.S. OFFSHORE OPERATIONS
Revenues	$39,005	$39,377
Direct operating expenses	23,839	23,719
General and administrative expense	1,651	1,496
Depreciation	5,175	6,070

Operating income	$8,340	$8,092

Activity days	1,013	915
Average rig revenue per day	$27,350	$30,617
Average rig expense per day	$14,552	$16,041
Average rig margin per day	$12,798	$14,576
Rig utilization	51%	42%

U.S. OFFSHORE operating revenues and income remained steady. Included in offshore revenues for the six months ended March 31, 2005 and March 31, 2004 are reimbursements for “out-of-pocket” expenses of $2.9 million and $3.2 million, respectively. Operating income increased to $8.3 million in the first six months of fiscal 2005 from $8.1 million in the first six months of 2004. Rig days were 1,013 and 915 for the first six months of fiscal 2005 and 2004, respectively. Rig utilization for the same periods was 51% and 42%, respectively.

Five of the Company’s eleven platform rigs are currently contracted and a sixth rig has been contracted to start operations late in the third quarter of 2005. The Company continues to forecast a slow recovery in its offshore segment, but some inquiries for future work are being pursued and the Company is optimistic that one additional contract will be secured by September, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

	2005	2004

	(in 000’s, except days and per day amounts)
INTERNATIONAL OPERATIONS
Revenues	$84,270	$75,272
Direct operating expenses	63,775	58,728
General and administrative expense	1,150	1,189
Depreciation	9,566	10,160

Operating income	$9,779	$5,195

Activity days	3,551	3,007
Average rig revenue per day	$19,316	$20,441
Average rig expense per day	$13,504	$14,988
Average rig margin per day	$5,812	$5,453
Rig utilization	71%	52%

INTERNATIONAL DRILLING operating income in the first six months of fiscal 2005 was $9.8 million, compared to $5.2 million in the same period of 2004. The increase in operating income is primarily the result of increased rig activity. Rig utilization for international operations averaged 71% for the first six months of fiscal 2005, compared with 52% for the first six months of fiscal 2004. An average of 19.6 rigs worked during the first six months of fiscal 2005, compared to 16.5 rigs in the first six months of fiscal 2004. International revenues were $84.3 million and $75.3 million in the first six months of fiscal 2005 and 2004, respectively. Included in International Drilling revenues for the six months ended March 31, 2005 and 2004, respectively, are reimbursements for “out-of-pocket” expenses of $6.9 million and $6.8 million, respectively. The overall increase in margin per day was primarily the result of the increase in revenue days in Venezuela at attractive margins and increased rig activity in Venezuela, Colombia and Ecuador.

Effective March 3, 2005, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1920 to 2150. Included in direct operating expenses for the six months ended March 31, 2005 is a $1.6 million exchange loss related to the Venezuelan currency devaluation, compared to a $1.4 million currency devaluation loss for the same period in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

OTHER

Interest and dividend income increased to $2.2 million in the first six months of 2005, compared to $1.2 million in the same period of fiscal 2004. The increase is attributable to higher earnings from increased cash and cash equivalent balances.

Income from the sale of investment securities increased to $26.3 million in the first six months of fiscal 2005, compared to $12.0 million in the same period of fiscal 2004. The first six months of 2005 includes gains from the sale of securities of $26.3 million, $16.0 million after-tax ($0.31 per diluted share), primarily from the sale of 1,000,000 shares of Atwood Oceanics, Inc. The first six months of 2004 includes gains from the sale of available-for-sale securities of $10.1 million, $6.2 million after-tax ($0.12 per diluted share) and a non-monetary investment gain of $1.9 million, $1.2 after-tax ($0.02 per diluted share).

The value of the Company’s remaining portfolio was approximately $238.9 million at March 31, 2005. The after-tax value was approximately $159.2 million.

Income from asset sales increased to $11.8 million in the first six months of 2005, compared to $1.6 million in the same period of fiscal 2004. The increase of $10.2 million is primarily due to the sale of two deep domestic land rigs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $208.5 million at March 31, 2005 from $65.3 million at September 30, 2004. The increase in cash and cash equivalents is the result of proceeds from sales of securities of $62.8 million, proceeds from asset sales of $26.5 million and net cash provided by operating activities of $78.1 million. In the first six months of 2004, net cash provided by operating activities was $37.2 million.

Capital expenditures were $22.7 million and $52.7 million for the first six months of fiscal 2005 and 2004, respectively. Capital expenditures decreased from 2004 due to the completion of the Company’s FlexRig3 construction project. The Company will begin construction of FlexRig4 in the third quarter of 2005 with the first two of thirteen rigs to be completed in November, 2005.

The Company anticipates capital expenditures to be approximately $125 million for fiscal 2005. Included in the $125 million is approximately $50 million for part of the estimated construction of 13 new drilling rigs. Capital expenditures will be financed primarily by internally generated cash flows. A total of five new rigs were completed during the six months ended March 31, 2004.

Current cash, investments in short-term money market securities and cash generated from projected operating activities are expected to meet our estimated capital expenditures and other expected cash requirements for fiscal 2005. The Company’s indebtedness totaled $200 million at March 31, 2005, as described in Note 8 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2004.

PART I. FINANCIAL INFORMATION
March 31, 2005

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•	“Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2004,

•	Note 8 to the Consolidated Condensed Financial Statements contained in Part I Item 1 hereof with regard to interest rate risk,

•	On page 17 of Results of Operations contained in Item 2 hereof with regard to foreign currency exchange rate risk with operations ceasing in Hungary, and

•	On page 19 of Results of Operations contained in Item 2 hereof with regard to foreign currency exchange rate risk due to the currency devaluation in Venezuela.

Item 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that:

•	the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decisions regarding the required disclosure.

b)	Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c)	Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report of management with our annual report on Form 10-K for the fiscal year ending September 30, 2005. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

PART I. FINANCIAL INFORMATION
March 31, 2005

Item 4. CONTROLS AND PROCEDURES (continued)

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. To date, we have not identified any material internal control weaknesses.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 2, 2005, for the purpose of electing three members of the Board of Directors. No other matters were submitted for vote to the stockholders. Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation. Each of the nominees for directorship were elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: John D. Zeglis, 47,086,919 for and 276,887 shares withheld; L. F. Rooney, III, 32,470,121 for and 14,893,685 shares withheld; and William L. Armstrong, 47,084,515 for and 279,291 shares withheld. There were no broker non-votes or other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, Paula Marshall-Chapman, W. H. Helmerich, III, Glenn A. Cox, and Edward B. Rust, Jr.

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

HELMERICH & PAYNE, INC. (Registrant)
Date: May 6, 2005	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: May 6, 2005	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.