Form 10-Q
period 2005-06-30
HELMERICH & PAYNE INC
filed 2005-08-05
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

CLASS Common Stock, $0.10 par value	OUTSTANDING AT July 31, 2005 51,458,534
Total Number of Pages — 23

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	June 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$236,285	$65,296
Accounts receivable, less reserve of $1,436 at June 30, 2005 and $1,265 at September 30, 2004	150,861	133,262
Inventories	20,108	20,826
Deferred income tax	5,344	4,346
Prepaid expenses and other	22,685	22,156

Total current assets	435,283	245,886

Investments	165,500	161,532
Property, plant and equipment, net	967,153	998,674
Other assets	2,652	752

Total assets	$1,570,588	$1,406,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$379	$—
Accounts payable	29,249	28,012
Accrued liabilities	35,956	31,891

Total current liabilities	65,584	59,903

Long-term notes payable	200,000	200,000
Deferred income taxes	233,319	194,573
Other	45,405	38,258

Total noncurrent liabilities	478,724	432,831

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share: authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	100,033	85,466
Retained earnings	907,563	828,763
Unearned compensation	(141)	—
Accumulated other comprehensive income	43,724	36,252
Treasury stock, at cost	(30,252)	(41,724)

Total shareholders’ equity	1,026,280	914,110

Total liabilities and shareholders’ equity	$1,570,588	$1,406,844

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenues:
Drilling — U.S. Land	$138,720	$88,550	$370,302	$245,960
Drilling — U.S. Offshore	19,905	21,260	58,910	60,637
Drilling — International	46,030	35,487	130,300	110,759
Real Estate	2,732	2,394	8,004	7,632

	207,387	147,691	567,516	424,988

Operating costs and expenses:
Operating costs	121,470	105,562	347,043	304,293
Depreciation	23,419	23,934	70,631	69,604
General and administrative	11,680	9,516	30,519	28,407

	156,569	139,012	448,193	402,304

Operating income	50,818	8,679	119,323	22,684

Other income (expense):
Interest and dividend income	1,671	328	3,825	1,489
Interest expense	(3,127)	(3,114)	(9,682)	(9,448)
Gain on sale of investment securities	—	—	26,313	11,976
Income from asset sales	603	102	12,390	1,738
Other	29	13	375	131

	(824)	(2,671)	33,221	5,886

Income before income taxes and equity in income of affiliate	49,994	6,008	152,544	28,570

Income tax provision	20,627	2,522	62,910	12,137

Equity in income of affiliate net of income taxes	458	861	1,851	550

NET INCOME	$29,825	$4,347	$91,485	$16,983

Earnings per common share:
Basic	$0.58	$0.09	$1.80	$0.34
Diluted	$0.57	$0.09	$1.77	$0.33

Weighted average shares outstanding:
Basic	51,233	50,404	50,909	50,273
Diluted	52,236	50,880	51,793	50,816

Dividends declared per common share	$0.0825	$0.0825	$0.2475	$0.2425
The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$91,485	$16,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,631	69,604
Equity in income of affiliate before income taxes	(2,985)	(887)
Amortization of deferred compensation	19	10
Gain on sale of investment securities	(26,313)	(10,030)
Non-monetary investment gain	—	(1,946)
Gain on sale of assets	(12,390)	(1,738)
Other-net	(350)	34
Deferred income tax expense	30,417	31,004
Change in assets and liabilities-
Accounts receivables	(34,438)	(11,170)
Inventories	718	1,771
Prepaid expenses and other	(2,429)	(1,213)
Income tax receivable	—	(22,772)
Accounts payable	1,159	(4,689)
Accrued liabilities	4,065	(2,028)
Deferred income taxes	7,887	1,929
Other noncurrent liabilities	6,199	9,378

Net cash provided by operating activities	133,675	74,240

INVESTING ACTIVITIES:
Capital expenditures	(54,082)	(70,536)
Purchase of investments	(5,000)	—
Proceeds from sale of investments	64,843	14,033
Proceeds from asset sales	27,364	3,280

Net cash provided by (used in) investing activities	33,125	(53,223)

FINANCING ACTIVITIES:
Increase (decrease) in short-term notes	379	(27,000)
Dividends paid	(12,607)	(12,083)
Proceeds from exercise of stock options	16,417	4,324

Net cash provided by (used in) financing activities	4,189	(34,759)

Net increase (decrease) in cash and cash equivalents	170,989	(13,742)
Cash and cash equivalents, beginning of period	65,296	38,189

Cash and cash equivalents, end of period	$236,285	$24,447

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity

Balance, September 30, 2004	53,529	$5,353	$85,466	$828,763	$—	$36,252	3,084	$(41,724)	$914,110
Comprehensive Income:

Net Income				91,485					91,485
Other comprehensive income, Unrealized gains on available- for-sale securities, net						7,472			7,472

Comprehensive income									98,957

Capital adjustment of equity investee			2,682						2,682
Cash dividends ($0.2475 per share)				(12,685)					(12,685)
Exercise of stock options			5,012				(949)	11,405	16,417
Stock issued under Restricted Stock Award Plan			93		(160)		(5)	67	—
Tax benefit of stock-based awards			6,780						6,780
Amortization of deferred compensation					19				19

Balance, June 30, 2005	53,529	$5,353	$100,033	$907,563	$(141)	$43,724	2,130	$(30,252)	$1,026,280

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2005, and June 30, 2004, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2004 Annual Report on Form 10-K and 10-K/A.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

2.	Employee Stock-Based Awards

Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed plan common stock options generally do not result in compensation expense because the exercise price of the options issued by the Company equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$29,825	$4,347	$91,485	$16,983
Add: Stock-based employee compensation expense included in the Consolidated Statements of Income, net of related tax effects	5	—	12	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(903)	(1,009)	(2,729)	(3,131)

Pro forma net income	$28,927	$3,338	$88,768	$13,858

Earnings per share:
Basic-as reported	$0.58	$0.09	$1.80	$0.34

Basic-pro forma	$0.56	$0.07	$1.74	$0.28

Diluted-as reported	$0.57	$0.09	$1.77	$0.33

Diluted-pro forma	$0.55	$0.07	$1.71	$0.27

3.	Cash Dividends
The $.0825 cash dividend declared March 2, 2005, was paid June 1, 2005. On June 1, 2005, a cash dividend of $.0825 per share was declared for shareholders of record on August 15, 2005, payable September 1, 2005.
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

Net income includes after-tax gains and losses from the sale of available-for-sale securities and non-monetary investment gains as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
After-tax gain (loss)	$—	$—	$16,042	$6,201
Earnings per diluted share	$—	$—	$0.31	$0.13

Non-monetary investment gain	$—	$—	$—	$1,193
Earnings per diluted share	$—	$—	$—	$0.02
6.	Summary of Available-for-Sale Securities

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting and assets held in a Non-qualified Supplemental Savings Plan. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $6.6 million at June 30, 2005 and $5.6 million at September 30, 2004. The recorded amounts for investments accounted for under the equity method are $45.6 million and $57.8 million at June 30, 2005 and September 30, 2004, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
Equity Securities 06/30/05	$30,976	$82,330	$—	$113,306
Equity Securities 09/30/04	$27,811	$70,448	$170	$98,089
7.	Comprehensive Income
Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$29,825	$4,347	$91,485	$16,983
Other comprehensive income:
Net unrealized gain (loss) on securities	4,615	(1,198)	7,472	8,805
Amortization of unrealized loss on derivative instruments	—	—	—	72

Other comprehensive income	4,615	(1,198)	7,472	8,877

Comprehensive income	$34,440	$3,149	$98,957	$25,860

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	June 30,	September 30,
	2005	2004
Unrealized gain on securities, net	$51,044	$43,572
Minimum pension liability	(7,320)	(7,320)

Accumulated other comprehensive income	$43,724	$36,252

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8.	Notes Payable and Long-term Debt

At June 30, 2005, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%
The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

At June 30, 2005, the Company had a committed unsecured line of credit totaling $50 million. A short-term loan totaling $0.4 million and letters of credit totaling $13.8 million were outstanding against the line at June 30, 2005, leaving $35.8 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and maintain a minimum level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above. The line of credit matured in July, 2005 and the Company renewed the facility with the same terms as the existing line of credit. The renewed facility matures in July, 2006.

9.	Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands)
Basic weighted-average shares	51,233	50,404	50,909	50,273
Effect of dilutive shares:
Stock options and restricted stock	1,003	476	884	543

Diluted weighted-average shares	52,236	50,880	51,793	50,816

10.	Income Taxes

The Company’s effective tax rate was 41.2 percent in the first nine months of fiscal 2005, compared to 42.5 percent in the first nine months of fiscal 2004. The effective tax rate for the three months ended June 30, 2005 and 2004 was 41.3 percent and 42.0 percent, respectively. The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

11.	Commitments

The Company, on a regular basis, makes commitments for the purchase of contract drilling equipment. At June 30, 2005, the Company had commitments outstanding of approximately $64.7 million for the purchase of drilling equipment.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12.	Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following operating segments: U.S. Land, U.S. Offshore, and International. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, Argentina and Bolivia. The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The key areas of operation include a major shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

The Company evaluates performance of its segments based upon operating income or loss from operations before income taxes which includes:
•	revenues from external and internal customers

•	direct operating costs

•	depreciation

•	allocated general and administrative costs
but excludes corporate costs for other depreciation and other income and expense. General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which the Company believes to be a reasonable reflection of the utilization of services provided.
Summarized financial information of the Company’s reportable segments for the nine months ended June 30, 2005, and 2004, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

June 30, 2005
Contract Drilling:
U.S. Land	$370,302	$—	$370,302	$108,629
U.S. Offshore	58,910	—	58,910	12,988
International	130,300	—	130,300	15,063

	559,512	—	559,512	136,680

Real Estate	8,004	592	8,596	3,202
Other	—	—	—	(22,177)
Eliminations	—	(592)	(592)	1,618

Total	$567,516	$—	$567,516	$119,323

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

June 30, 2004
Contract Drilling:
U.S. Land	$245,960	$—	$245,960	$21,689
U.S. Offshore	60,637	—	60,637	11,912
International	110,759	—	110,759	6,941

	417,356	—	417,356	40,542

Real Estate	7,632	706	8,338	3,164
Other	—	—	—	(21,022)
Eliminations	—	(706)	(706)	—

Total	$424,988	$—	$424,988	$22,684

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Summarized financial information of the Company’s reportable segments for the three months ended June 30, 2005, and 2004, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

June 30, 2005
Contract Drilling:
U.S. Land	$138,720	$—	$138,720	$47,244
U.S. Offshore	19,905	—	19,905	4,648
International	46,030	—	46,030	5,284

	204,655	—	204,655	57,176

Real Estate	2,732	199	2,931	1,266
Other	—	—	—	(8,327)
Eliminations	—	(199)	(199)	703

Total	$207,387	$—	$207,387	$50,818

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

June 30, 2004
Contract Drilling:
U.S. Land	$88,550	$—	$88,550	$9,487
U.S. Offshore	21,260	—	21,260	3,820
International	35,487	—	35,487	1,746

	145,297	—	145,297	15,053

Real Estate	2,394	189	2,583	862
Other	—	—	—	(7,236)
Eliminations	—	(189)	(189)	—

Total	$147,691	$—	$147,691	$8,679

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands)
Segment operating income	$50,818	$8,679	$119,323	$22,684

Other income (expense):
Interest and dividend income	1,671	328	3,825	1,489
Interest expense	(3,127)	(3,114)	(9,682)	(9,448)
Gain on sale of investment securities	—	—	26,313	11,976
Income from asset sales	603	102	12,390	1,738
Other	29	13	375	131

Total other income (expense)	(824)	(2,671)	33,221	5,886

Income before income taxes and equity in income of affiliate	$49,994	$6,008	$152,544	$28,570

	June 30,	September 30,
	2005	2004
	(in thousands)
Total Assets
U.S. Land	$774,803	$742,642
U.S. Offshore	93,292	102,557
International	243,110	261,893

	1,111,205	1,107,092

Real Estate	32,269	33,044
Other	427,114	266,708

	$1,570,588	$1,406,844

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands)
Operating revenues
United States	$161,357	$112,204	$437,216	$314,229
Venezuela	16,263	14,149	49,484	40,535
Ecuador	16,348	9,621	44,315	32,006
Other Foreign	13,419	11,717	36,501	38,218

Total	$207,387	$147,691	$567,516	$424,988

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13.	Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2005 and 2004 as to the Company’s sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands)
Service Cost	$1,137	$1,006	$3,410	$3,018
Interest Cost	1,154	1,101	3,462	3,303
Expected return on plan assets	(1,094)	(1,058)	(3,283)	(3,175)
Amortization-prior service cost	—	5	—	15
Recognized net actuarial loss	239	190	717	568

Net pension expense	$1,436	$1,244	$4,306	$3,729

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At June 30,	2005	2004
Asset Category Equity Securities	73.1%	71.5%
Debt Securities	24.8%	26.8%
Real Estate and Other	2.1%	1.7%

Total	100.0%	100.0%
Employer Contributions

The Company made a discretionary $1 million contribution to the pension plan during the third quarter of fiscal 2005. The Company plans to make an additional contribution to the pension plan in the fourth quarter of fiscal 2005.

14.	Recently Issued Accounting Standards

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. The statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The statement is effective at the beginning of the first interim or annual period beginning after June 15, 2005 with the SEC allowing for implementation at the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt the new standard the first quarter of fiscal 2006, beginning October 1, 2005, under the modified-prospective-transition method. The Company will recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted but not vested prior to the date the Company adopts the new standard will be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 for pro forma disclosure. For those awards that are granted, modified or settled after the Company adopts the Statement, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of Statement 123(R). The Company expects to incur additional compensation expense of approximately $1 million related to options currently outstanding in the first quarter of fiscal 2006 as a result of adopting Statement 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
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
With the exception of historical information, the matters discussed in Management’s Discussion & Analysis of Financial Condition and Results of Operations include forward-looking statements. These forward-looking statements are based on various assumptions. The Company cautions that, while it believes such assumptions to be reasonable and makes them in good faith, assumed facts almost always vary from actual results. The differences between assumed facts and actual results can be material. The Company is including this cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004
The Company reported net income of $29.8 million ($0.57 per diluted share) from operating revenues of $207.4 million for the third quarter ended June 30, 2005, compared with net income of $4.3 million ($0.09 per diluted share) from revenues of $147.7 million for the third quarter of fiscal year 2004.
The following tables summarize operations by business segment for the three months ended June 30, 2005 and 2004. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	Three months ended June 30,
	2005	2004
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$138,720	$88,550
Direct operating expenses	74,639	62,784
General and administrative expense	2,346	1,831
Depreciation	14,491	14,448

Operating income	$47,244	$9,487

Activity days	7,797	7,071
Average rig revenue per day	$16,658	$11,537
Average rig expense per day	$8,439	$7,893
Average rig margin per day	$8,219	$3,644
Rig utilization	94%	89%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
U.S. LAND operating income increased to $47.2 million for the third quarter of fiscal 2005 compared to $9.5 million in the same period of fiscal 2004. Revenues were $138.7 million and $88.6 million in the third quarter of fiscal 2005 and 2004, respectively. Included in land revenues for the three months ended June 30, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $8.8 million and $7.0 million, respectively. The $37.7 million increase in operating income was primarily the result of increased activity days and higher dayrates.
Average land rig margin per day was $8,219 and $3,644 for the third quarter of fiscal 2005 and 2004, respectively. The significant increase in margins was due to higher dayrates. Land rig utilization was 94 percent and 89 percent for the third quarter of fiscal 2005 and 2004, respectively. Land rig activity days for the third quarter of fiscal 2005 were 7,797 compared with 7,071 for the same period of fiscal 2004, with an average of 85.7 and 77.7 rigs working during the third quarter of fiscal 2005 and 2004, respectively.
During the third quarter of fiscal 2005, one rig was transferred from our International rig fleet to our U.S. Land rig fleet and is currently under contract. The Company has received a letter of intent for a two-year term contract in Argentina and a rig from our U.S. Land rig fleet is scheduled to be transferred to the International rig fleet in the first quarter of fiscal 2006.
In the third quarter of fiscal 2005, the Company announced three contracts to operate seven new FlexRig4s and one new FlexRig3. Subsequent to June 30, 2005, the Company announced two additional agreements had been reached to operate four new FlexRig4s. With the addition of these new contracts and the agreement to operate 10 new FlexRig4s that was announced in the second quarter, the total rig construction commitment for the FlexRigs is 22. The first rig is scheduled for completion in November, 2005, with the remaining rigs expected to be delivered to the field at the rate of two per month. The total capital cost of the construction is estimated at $236 million with approximately $50 million spent in fiscal 2005 and $186 million in fiscal 2006. All of the signed contracts contain a minimum term of three years and the construction will be financed primarily by internally generated cash flow.

	Three months ended June 30,
	2005	2004
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$19,905	$21,260
Direct operating expenses	11,504	13,615
General and administrative expense	1,071	792
Depreciation	2,682	3,033

Operating income	$4,648	$3,820

Activity days	455	572
Average rig revenue per day	$32,614	$27,955
Average rig expense per day	$16,426	$16,347
Average rig margin per day	$16,188	$11,608
Rig utilization	45%	52%
U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $2.4 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively.
Operating income increased to $4.6 million for the third quarter of fiscal 2005 compared to $3.8 million in the same period of fiscal 2004. The increase is the result of a reduction in depreciation expense due to an asset impairment charge recorded in the fourth quarter of fiscal 2004. Additionally, operating income was improved in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, due to a rig working the entire third quarter of fiscal 2005 and only working the latter part of the third quarter of fiscal 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
Five of the Company’s eleven platform rigs are currently contracted. A sixth rig commenced operations in July and a seventh rig has been contracted to start operations late in the fourth quarter of fiscal 2005. Four rigs are presently idle without contracts. However, the Company expects to contract one of these idle rigs to start late in the fourth quarter of fiscal 2005.

	Three months ended June 30,
	2005	2004
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$46,030	$35,487
Direct operating expenses	35,192	28,210
General and administrative expense	619	428
Depreciation	4,935	5,103

Operating income	$5,284	$1,746

Activity days	1,916	1,567
Average rig revenue per day	$19,536	$18,827
Average rig expense per day	$14,633	$14,577
Average rig margin per day	$4,903	$4,250
Rig utilization	80%	53%
INTERNATIONAL DRILLING operating income for the third quarter of fiscal 2005 was $5.3 million, compared to $1.7 million in the same period of fiscal 2004. Included in operating income is an exchange gain in Venezuela of $0.9 million in the third quarter of fiscal 2005. Venezuela incurred no significant exchange fluctuation during the third quarter of fiscal 2004. Rig utilization for international operations averaged 80 percent for this year’s third quarter, compared with 53 percent for the third quarter of fiscal 2004. An average of 20.8 rigs worked during the current quarter, compared to 17.0 rigs in the third quarter of fiscal 2004. International revenues were $46.0 million in the third quarter of fiscal 2005, compared with $35.5 million in the third quarter of fiscal 2004. The increase in revenue is attributable to increased activity days and increased dayrates. Included in International Drilling revenues for the three months ended June 30, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $4.1 million and $2.5 million, respectively.
Currently in Venezuela, the Company has nine deep rigs operating for PDVSA. The Company is bidding on other contracts that offer possibilities for one 3,000 HP deep land rig and two 2,000 HP deep land rigs.
Ecuador’s rig utilization was 100 percent and 64 percent for the third quarter of fiscal 2005 and 2004, respectively. In those same comparative quarters, an average of 8.0 rigs and 5.1 rigs worked.
Two deep rigs worked at 100 percent activity in Colombia during the third quarter of fiscal 2005, compared to no activity in the third quarter of fiscal 2004.
During the third quarter of fiscal 2005, Argentina had one rig operating. Argentina has a second rig that is under contract while moving from Bolivia to Argentina. Argentina had one rig working during the third quarter of fiscal 2004. A third rig has a letter of intent for a two-year term contract starting in December 2005. This rig will be relocating from the U.S. Land Operations.
Bolivia had one rig contracted during the third quarter of fiscal 2005 compared to one rig working during the third quarter of fiscal 2004. The rig under contract is expected to begin work during the first quarter of fiscal 2006. The remaining two rigs in Bolivia are moving to Chile and Argentina to begin work in the first and second quarters of fiscal 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
Chad had no activity in the third quarter of fiscal 2005, as those operations ceased at the end of fiscal 2004. The rig was moved to the U.S. Land fleet in the first quarter of fiscal 2005. In the third quarter of fiscal 2004, Chad had one rig working.
The contract in Hungary was completed early in the second quarter of fiscal 2005, and was transferred to the U.S. Land fleet in the third quarter of fiscal 2005. In the third quarter of fiscal 2004, there was one rig working in Hungary.
OTHER
General and administrative expenses increased to $11.7 million in the third quarter of fiscal 2005 from $9.5 million in the third quarter of fiscal 2004. The $2.2 million increase is primarily due to the Company recording estimated bonuses projected to be earned during fiscal 2005. The Company determined that performance criteria will be met in fiscal 2005 that will activate pre-determined bonus levels. The bonuses will be paid in December 2005. The Company anticipates an expense of approximately $0.8 million for general and administrative related bonuses in the fourth quarter of fiscal 2005.
Interest and dividend income increased to $1.7 million in the third quarter of fiscal 2005 compared to $0.3 million in the third quarter of fiscal 2004. The increase is due to higher earnings from increased cash and cash equivalent balances.
Interest expense was $3.1 million in both the third quarter of fiscal 2005 and 2004. Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters. Capitalized interest was $0.1 million in both the third quarter of fiscal 2005 and the third quarter of fiscal 2004.
Nine Months Ended June 30, 2005 vs. Nine Months Ended June 30, 2004
The Company reported net income of $91.5 million ($1.77 per diluted share) from operating revenues of $567.5 million for the nine months ended June 30, 2005, compared with net income of $17.0 million ($0.33 per diluted share) from operating revenues of $425.0 million for the first nine months of fiscal year 2004. Net income for the first nine months of fiscal 2005 includes $16.0 million ($0.31 per diluted share) of after-tax gains from the sale of available-for-sale securities. Net income for the first nine months of fiscal 2004 includes $6.2 million ($0.13 per diluted share) of after-tax gains from the sale of available-for-sale securities and a non-monetary investment gain of $1.2 million ($0.02 per diluted share).
The following tables summarize operations by business segment for the nine months ended June 30, 2005 and 2004. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005

	Nine months ended June 30,
	2005	2004
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$370,302	$245,960
Direct operating expenses	211,312	177,217
General and administrative expense	6,051	5,623
Depreciation	44,310	41,431

Operating income	$108,629	$21,689

Activity days	22,974	20,109
Average rig revenue per day	$15,028	$11,342
Average rig expense per day	$8,108	$7,924
Average rig margin per day	$6,920	$3,418
Rig utilization	93%	85%
U.S. LAND operating income increased to $108.6 million for the first nine months of fiscal 2005 from $21.7 million in the first nine months of fiscal 2004.
Revenues were $370.3 million in the first nine months of fiscal 2005, compared with $246.0 million in the same period of fiscal 2004. Included in land revenues for the nine months ended June 30, 2005 and June 30, 2004 are reimbursements for “out-of-pocket” expenses of $25.0 million and $17.9 million, respectively. Operating income increased to $108.6 million from $21.7 million when comparing the nine months ended June 30, 2005 to the same period in 2004. These increases in revenue and operating income were primarily the result of increased activity days and higher dayrates, partially offset by increased depreciation.
The 102 percent increase in margins per day was due to higher dayrates in fiscal 2005. Land rig utilization was 93 percent and 85 percent for the nine months of fiscal 2005 and 2004, respectively. Land rig activity days for the first nine months of fiscal 2005 were 22,974 compared with 20,109 for the same period of fiscal 2004, with an average of 84.2 and 73.4 rigs working during the first nine months of fiscal 2005 and 2004, respectively. The increase in rig activity days and average rigs working is attributable to increased activity for the same rigs working in fiscal 2005 and 2004 and four of the six rigs transferred from the international rig fleet are working. The 7 percent increase in depreciation is the result of the six additional rigs transferred from the international rig fleet during fiscal 2005 and a full year of depreciation on FlexRig3s in fiscal 2005.

	Nine months ended June 30,
	2005	2004
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$58,910	$60,637
Direct operating expenses	35,343	37,334
General and administrative expense	2,722	2,288
Depreciation	7,857	9,103

Operating income	$12,988	$11,912

Activity days	1,468	1,487
Average rig revenue per day	$28,981	$29,593
Average rig expense per day	$15,133	$16,158
Average rig margin per day	$13,848	$13,435
Rig utilization	49%	45%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
U.S. OFFSHORE operating revenues and income remained steady. Included in offshore revenues for the nine months ended June 30, 2005 and June 30, 2004 are reimbursements for “out-of-pocket” expenses of $5.3 million and $4.3 million, respectively. Operating income increased to $13.0 million in the first nine months of fiscal 2005 from $11.9 million in the first nine months of fiscal 2004. The increase is primarily the result of a lower depreciation expense due to an asset impairment charge recorded in the fourth quarter of fiscal 2004. Activity days were 1,468 and 1,487 for the first nine months of fiscal 2005 and 2004, respectively. Rig utilization for the same periods was 49 percent and 45 percent, respectively.
Five of the Company’s eleven platform rigs are currently contracted. A sixth rig has commenced operations in July and a seventh rig has been contracted to start operations late in the fourth quarter of fiscal 2005. Four rigs are presently idle without contracts. However, the Company expects to contract one of these idle rigs to start late in the fourth quarter of fiscal 2005.

	Nine months ended June 30,
	2005	2004
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$130,300	$110,759
Direct operating expenses	98,967	86,938
General and administrative expense	1,769	1,617
Depreciation	14,501	15,263

Operating income	$15,063	$6,941

Activity days	5,467	4,574
Average rig revenue per day	$19,393	$19,888
Average rig expense per day	$13,900	$14,846
Average rig margin per day	$5,493	$5,042
Rig utilization	74%	52%
INTERNATIONAL DRILLING operating income in the first nine months of fiscal 2005 was $15.1 million, compared to $6.9 million in the same period of fiscal 2004. The increase in operating income is primarily the result of increased rig activity. Rig utilization for international operations averaged 74 percent for the first nine months of fiscal 2005, compared with 52 percent for the first nine months of fiscal 2004. An average of 20.0 rigs worked during the first nine months of fiscal 2005, compared to 16.7 rigs in the first nine months of fiscal 2004. International revenues were $130.3 million and $110.8 million in the first nine months of fiscal 2005 and 2004, respectively. The increase in revenues is a result of increased activity days and increased dayrates. Included in International Drilling revenues for the nine months ended June 30, 2005 and 2004, are reimbursements for “out-of-pocket” expenses of $11.0 million and $9.3 million, respectively. The overall increase in margin per day was primarily the result of an increase in activity days in Venezuela, Colombia and Ecuador in fiscal 2005 and a decrease in expense due to the closure of the Chad operation at the end of fiscal 2004.
Effective March 3, 2005, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1920 to 2150. Included in direct operating expenses for the nine months ended June 30, 2005 is a $0.6 million exchange loss related to the Venezuelan currency devaluation, compared to a $1.5 million currency devaluation loss for the same period in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2005
OTHER
General and administrative expenses increased to $30.5 million in the first nine months of fiscal 2005 compared to $28.4 million in the same period of fiscal 2004. The $2.1 million increase in primarily due to the Company recording estimated bonuses projected to be earned during fiscal year 2005. The Company determined that performance criteria will be met in fiscal 2005 that will activate pre-determined bonus levels. The bonuses will be paid in December 2005.
Interest and dividend income increased to $3.8 million in the first nine months of fiscal 2005, compared to $1.5 million in the same period of fiscal 2004. The increase is attributable to higher earnings from increased cash and cash equivalent balances.
The first nine months of fiscal 2005 includes gains from the sale of securities of $26.3 million, $16.0 million after-tax ($0.31 per diluted share), primarily from the sale of 1,000,000 shares of Atwood Oceanics, Inc. The first nine months of fiscal 2004 includes gains from the sale of available-for-sale securities of $10.0 million, $6.2 million after-tax ($0.13 per diluted share) and a non-monetary investment gain of $1.9 million, $1.2 million after-tax ($0.02 per diluted share).
The value of the Company’s remaining portfolio was approximately $236.4 million at June 30, 2005. The after-tax value was approximately $157.6 million.
Income from asset sales increased to $12.4 million in the first nine months of fiscal 2005, compared to $1.7 million in the same period of fiscal 2004. The increase of $10.7 million is primarily due to the sale of two deep domestic land rigs in the first quarter of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalent balances increased to $236.3 million at June 30, 2005 from $65.3 million at September 30, 2004. The increase in cash and cash equivalents is the result of proceeds from the sale of investments of $64.8 million, proceeds from asset sales of $27.4 million and net cash provided by operating activities of $133.7 million. In the first nine months of fiscal 2004, net cash provided by operating activities was $74.2 million.
Capital expenditures were $54.1 million and $70.5 million for the first nine months of fiscal 2005 and 2004, respectively. Capital expenditures decreased from 2004 due to the completion of the Company’s FlexRig3 construction project. The Company began construction of FlexRig4s in the third quarter of fiscal 2005 with the first of 22 FlexRigs to be completed in November, 2005. During the first nine months of fiscal 2004, five new FlexRig3s were completed.
The Company anticipates capital expenditures to be approximately $115 million for fiscal 2005. Included in the $115 million is approximately $50 million of the total estimated $236 million construction costs related to the 22 new FlexRigs. The remaining estimated FlexRig construction costs of $186 million will be incurred in fiscal 2006. Capital expenditures will be financed primarily by internally generated cash flow.
Current cash, investments in short-term money market securities, and cash generated from operating activities are expected to meet the Company’s estimated capital expenditures and other expected cash requirements for fiscal 2005. The Company’s indebtedness totaled $200.4 million at June 30, 2005, as described in Note 8 to the Consolidated Condensed Financial Statements.
There were no other significant changes in the Company’s financial position since September 30, 2004.

PART I. FINANCIAL INFORMATION
June 30, 2005
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of the Company’s market risks, see
•	“Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2004,

•	Note 8 to the Consolidated Condensed Financial Statements contained in Part I Item 1 hereof with regard to interest rate risk,

•	Page 17 of Results of Operations contained in Item 2 hereof with regard to foreign currency exchange rate risk with operations ceasing in Hungary, and

•	Page 19 of Results of Operations contained in Item 2 hereof with regard to foreign currency exchange rate risk due to the currency devaluation in Venezuela.
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that:
•	the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when this Quarterly Report on Form 10-Q was prepared, as appropriate to allow timely decisions regarding the required disclosure.
b)	Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c)	Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report of management with the annual report on Form 10-K for the fiscal year ending September 30, 2005. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining effective internal control over financial reporting for the Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control.

PART I. FINANCIAL INFORMATION
June 30, 2005
ITEM 4. CONTROLS AND PROCEDURES (continued)
The Company is currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of the Company’s internal controls under the direction of senior management. During the course of these activities, the Company has identified certain internal control issues which senior management believes need to be improved. As a result, the Company is evaluating and implementing improvements to internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. To date, the Company has not identified any material internal control weaknesses.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
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
HELMERICH & PAYNE, INC.
(Registrant)

Date: August 5, 2005	By:	/s/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: August 5, 2005	By:	/s/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index –
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.