Form 10-K
period 2005-09-30
HELMERICH & PAYNE INC
filed 2005-12-13
CIK 46765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	73-0679879
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1437 S. BOULDER AVE., SUITE 1400, TULSA, OKLAHOMA 74119-3623

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At March 31, 2005, the aggregate market value of the voting stock held by non-affiliates was $1,945,419,202.

Number of shares of common stock outstanding at December 2, 2005: 52,011,465.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year ended September 30, 2005	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 1, 2006	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT’S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “WILL”, “EXPECT”, “INTEND”, “ESTIMATE”, “ANTICIPATE”, “BELIEVE”, OR “CONTINUE” OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT’S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION “RISK FACTORS” BEGINNING ON PAGE 7, AS WELL AS IN MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 8 THROUGH 32 OF THE COMPANY’S ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

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

The Company’s contract drilling business is composed of three business segments: U.S. land drilling, U.S. offshore platform drilling and international drilling. The Company’s U.S. land drilling is conducted primarily in Oklahoma, Texas, Wyoming, Colorado, and Louisiana, and offshore from platforms in the Gulf of Mexico and California. The Company also operated in seven international locations during fiscal 2005: Venezuela, Ecuador, Colombia, Argentina, Bolivia, Equatorial Guinea, and Hungary. In addition, the Company provided drilling consulting services for one customer in Russia.

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

CONTRACT DRILLING

The Company believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Company specializes in medium to deep drilling in major oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, the Company draws its customers primarily from the major oil companies and the larger independents. In South America, the Company’s current customers include the Venezuelan state petroleum company and major international oil companies.

In fiscal 2005, the Company received approximately 59 percent of its consolidated operating revenues from the Company’s ten largest contract drilling customers. BP plc, ExxonMobil Corporation, and Petroleos de Venezuela S.A. (respectively, “BP”, “ExxonMobil” and “PDVSA”), including their affiliates, are the Company’s three largest contract drilling customers. The Company performs drilling services for BP and ExxonMobil on a world-wide basis and PDVSA in Venezuela. Revenues from drilling services performed for BP, ExxonMobil and PDVSA in fiscal 2005 accounted for approximately 11 percent, 9 percent and 8 percent, respectively, of the Company’s consolidated operating revenues for the same period.

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

During fiscal 1998, the Company put to work a new generation of six highly mobile/depth flexible land drilling rigs (individually the “FlexRig®”). The FlexRig has been able to significantly reduce average rig move times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, the Company built and completed 12 new FlexRig2 rigs. During fiscal 2001, the Company announced that it would build an additional 25 new FlexRigs. These new rigs, known as “FlexRig3”, were the next generation of FlexRigs which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRig3s were completed by June of 2003. Subsequently, the Company constructed seven more FlexRig3s at an approximate cost of $11.2 million each. Construction of these rigs was completed by March of 2004. All FlexRigs are available for work in the Company’s U.S. and international drilling operations.

During fiscal 2005 and the first quarter of fiscal 2006, the Company entered into separate drilling contracts with 12 exploration and production companies to build and operate a total of 50 new FlexRigs. Of the 50 FlexRigs, eight are FlexRig3s and 42 are FlexRig4s (described below). Each of the drilling contracts provides for a minimum fixed contract term of at least three years, with drilling services to be performed on a daywork contract basis. The FlexRig3 construction cost is approximately $14 million each and the FlexRig4 cost is approximately $11 million each. While the Company experienced an approximate 30-day construction schedule delay due to Hurricanes Katrina and Rita, approximately 30 FlexRigs should be completed during fiscal 2006 and the remainder by the end of fiscal 2007. This 50 rig new-build project represents the single largest rig construction project in the Company’s history.

While the new FlexRig3s are similar to the Company’s existing FlexRig3s, the FlexRig4s are designed to efficiently drill shallower depth wells of between 4,000 and 14,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate new environmental and safety design. This new design includes a pipe handling system which allows the rig to be operated by a reduced crew and eliminates the need for a casing stabber in the mast.

While the trailerized version provides for more efficient well site to well site rig moves, the skidding version allows for drilling of up to 22 wells from a single pad which will result in reduced environmental impact.

® FlexRig is a registered trademark of Helmerich & Payne, Inc.

The Company utilizes a lean manufacturing process in the construction of its FlexRigs. This approach minimizes the amount of equipment and supplies that must be inventoried. However, after experiencing delays resulting from Hurricanes Katrina and Rita, the Company will temporarily inventory increased amounts of equipment and supplies to reduce future delays.

The Company’s drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2005, all drilling services were performed on a “daywork” contract basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination “footage” and “daywork” basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a “footage” basis involve a greater element of risk to the contractor than do contracts performed on a “daywork” basis. Also, the Company has previously accepted “turnkey” contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a “footage” basis. “Turnkey” contracts entail varying degrees of risk greater than the usual “footage” contract. The Company did not accept any “footage” or “turnkey” contracts during fiscal 2005. The Company believes that under current market conditions “footage” and “turnkey” contract rates do not adequately compensate contractors for the added risks. The duration of the Company’s drilling contracts are “well-to-well” or for a fixed term. “Well-to-well” contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig or sustained unacceptable performance, no early termination payment would be paid to the contractor.

Excluding the fixed term contracts covering the 50 FlexRig new-build project, the Company has 33 rigs under fixed term contracts as of the end of November 2005. While the duration for these current fixed-term contracts are for six month to three year periods, some fixed-term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

U.S. LAND DRILLING

At the end of September, 2005 and 2004, the Company had 91 and 87, respectively, of its land rigs available for work in the United States. The total number of rigs owned at the end of the period increased by a net of four rigs, resulting from six rigs moving back from the Company’s international fleet during fiscal year 2005, and the sale of two conventional rigs in November of 2004. The Company’s U.S. land operations contributed approximately 66 percent of the Company’s consolidated operating revenues during fiscal 2005, compared with approximately 59 percent of consolidated operating revenues during fiscal 2004 and approximately 54 percent of consolidated operating revenues during fiscal 2003. Rig utilization in fiscal 2005 was approximately 94 percent, up from approximately 87 percent in fiscal 2004. The Company’s fleet of FlexRigs and highly mobile rigs maintained an average utilization of approximately 99 percent during fiscal 2005 while the Company’s conventional rigs had an average utilization rate of approximately 82 percent. At the close of fiscal 2005, 87 land rigs were working out of 91 available rigs.

U.S. OFFSHORE PLATFORM DRILLING

The Company’s offshore platform operations contributed approximately 11 percent of the Company’s consolidated operating revenues during fiscal 2005, compared with approximately 14 percent of consolidated operating revenues during fiscal 2004 and approximately 22 percent of consolidated operating revenues during fiscal 2003. Rig utilization in fiscal 2005 was approximately 53 percent, up from approximately 48 percent in fiscal 2004. At the end of this fiscal year, the Company had seven of its 11 offshore platform rigs (excluding Rig 201) under contract and continued to work under management contracts for two customer-owned rigs. Revenues from drilling services performed for the Company’s largest offshore platform drilling customer totaled approximately 73 percent of U.S. offshore platform revenues during fiscal 2005.

The Company’s offshore platform Rig 201 sustained significant damage from Hurricane Katrina. Specific equipment damage assessment has not been completed. The Company does not anticipate Rig 201 returning to service during fiscal 2006. The rig was insured at a value that approximated replacement cost. Excluding Rig 201, seven platform rigs are under contract as of the end of November 2005, and one additional rig is expected to be contracted for work commencing the second fiscal quarter of 2006.

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

The Company’s international operations contributed approximately 22 percent of the Company’s consolidated operating revenues during fiscal 2005, compared with approximately 25 percent of consolidated operating revenues during fiscal 2004 and approximately 22 percent of consolidated operating revenues during fiscal 2003. Rig utilization in fiscal 2005 was 77 percent, up from 54 percent in fiscal 2004.

Venezuela

Venezuelan operations continue to be a significant part of the Company’s operations. During fiscal 2005, the Company moved a highly mobile rig to the United States, reducing the rig count to 12 in Venezuela. The Company worked for the Venezuelan state petroleum company, PDVSA, during fiscal 2005 and revenues from this work accounted for approximately 8 percent of the Company’s consolidated operating revenues during the fiscal year and approximately 38 percent of international operating revenues. Revenues generated from all Venezuelan drilling operations contributed approximately 8 percent of the Company’s consolidated operating revenues during 2005, compared with approximately 10 percent of consolidated operating revenues during fiscal 2004 and 6 percent of consolidated operating revenues during 2003. The Company had nine rigs working in Venezuela at the end of fiscal 2005.

The Company’s rig utilization rate in Venezuela has increased from approximately 65 percent during fiscal 2004 to approximately 72 percent in fiscal 2005. The Company has contracted to return one idle rig back to work during the second quarter of fiscal 2006. At this time, the Company is unable to predict future fluctuations in its utilization rates.

Ecuador

At the end of fiscal 2005, the Company owned eight rigs in Ecuador. The Company’s utilization rate was approximately 97 percent during fiscal 2005, up from approximately 74 percent in fiscal 2004. Revenues generated by Ecuadorian drilling operations contributed approximately 8 percent of the Company’s consolidated operating revenues during fiscal 2005, as compared with approximately 7 percent of consolidated operating revenues during fiscal 2004 and approximately 10 percent of consolidated operating revenues during fiscal 2003. Revenues from drilling services performed for the Company’s largest customer in Ecuador totaled approximately 3 percent of consolidated operating revenues and approximately 13 percent of international operating revenues during fiscal 2005. The Ecuadorian drilling contracts are primarily with large international oil companies.

Colombia

During fiscal 2005, the Company owned two rigs in Colombia. The Company’s utilization rate in Colombia was approximately 87 percent during fiscal 2005, up from approximately 13 percent in fiscal 2004. The revenues generated by Colombian drilling operations contributed approximately 2 percent of the Company’s consolidated operating revenues in fiscal 2005, as compared with approximately 1 percent of consolidated operating revenues during fiscal 2004 and fiscal 2003. At the end of fiscal 2005, the Company was operating two rigs in Colombia.

Other Locations

In addition to its operations in Venezuela, Ecuador and Colombia, at the end of fiscal 2005, the Company owned two rigs in Bolivia, and two rigs in Argentina. During fiscal 2005, one rig was moved to the United States from Hungary.

At the end of November 2005, two rigs were working in Argentina with an additional rig moving to Argentina from the United States. This rig is under contract and expected to begin work during the second quarter of fiscal 2006. One rig has moved from Bolivia to Chile and started drilling operations, and one rig is under contract in Bolivia. It is expected to begin work during the second quarter of fiscal 2006.

During fiscal 2005, the Company continued operations under a management contract for a customer-owned platform rig located offshore Equatorial Guinea. Also, during the fiscal year, the Company completed a drilling consulting services contract in Russia. The Company continues to pursue opportunities in Russia.

REAL ESTATE OPERATIONS

The Company’s real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of 15 separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Utica Square contains approximately 441,588 usable square feet, composed of retail space of 379,018 usable square feet, office space of 38,785 usable square feet, storage space of 6,600 usable square feet and common area space of 17,185 usable square feet. The Company’s real estate operations occupy approximately 4,140 square feet of general office and storage space within the shopping center. Occupancy in the shopping center was approximately 91 percent in fiscal 2005 and fiscal 2004.

At the end of the 2005 fiscal year, the Company owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Nine of the Company’s units are currently leased.

The Company owns and leases to third parties multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is approximately 89 percent, which is up from approximately 82 percent one year ago. The increase in occupancy is due to the addition of three new tenants. The Company also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

Southpark is an undeveloped tract of land located in a high growth area of southeast Tulsa and is suitable for mixed commercial and light industrial use. At the end of fiscal 2005, the Company owned approximately 218 acres in Southpark consisting of approximately 205 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy increased to approximately 89 percent in 2005 from approximately 82 percent in fiscal 2004 due to the addition of two new tenants. The Company believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. The Company has contracted with a professional engineering and planning firm to prepare a topographic survey and preliminary site engineering plan to aid in the possible future development of Southpark.

The Company owns a five-building complex called Tandem Business Park. The property is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from approximately 69 percent in 2004 to approximately 76 percent during fiscal 2005 due to the addition of three tenants. The Company also owns a 12-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The property is located south and east of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2005, occupancy has decreased from approximately 81 percent to approximately 69 percent due to the loss of one tenant.

The Company owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and is located on approximately 2.5 acres. During fiscal 2005, occupancy has decreased to approximately 56 percent from approximately 94 percent due to the loss of one large tenant. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and is located on approximately 2.25 acres. During fiscal 2005, occupancy has increased from approximately 44 percent to approximately 63 percent with the addition of one new tenant. The Company’s offsite disaster recovery center occupies approximately 3,517 square feet of office and computer equipment space in this property.

During fiscal 2005, the Company completed the demolition and site reclamation of its former headquarters building. No development plans for the site are pending.

FINANCIAL

Information relating to revenues, total assets and operating income or loss by business segments may be found on pages 58 through 62 of the Company’s Annual Report.

EMPLOYEES

The Company had 3,615 employees within the United States (six of which were part-time employees) and 1,186 employees in international operations as of September 30, 2005.

AVAILABLE INFORMATION

Information relating to the Company’s internet address and the Company’s SEC filings may be found on page 64 of the Company’s Annual Report.

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

2.  Operating and Rig Construction Risks

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

The Company’s new-build rig assembly facility is located near the Houston, Texas ship channel. Also, certain of the Company’s fabricators and other vendors are located in the Gulf Coast region. Due to their location, these facilities are exposed to potentially greater hurricane damage.

3.  Fixed Term Contract Risk

Fixed term drilling contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig or sustained unacceptable performance by the Company, no early termination payment would be paid to the Company.

4.  Indemnification and Insurance Coverage

The Company has insurance coverage for comprehensive general liability, public liability, automobile liability, worker’s compensation, employer’s liability, and property damage. Generally, deductibles range from $1 million or $2 million per occurrence, depending on whether a claim occurs inside or outside of the United States. The Company maintains certain other insurance coverages with $5 million deductibles. Insurance is purchased over these deductibles to limit the Company’s exposure to catastrophic events. In fiscal 2005, the Company obtained property insurance coverage for 85 percent of the aggregate estimated replacement cost of its land rigs in excess of a $1 million deductible. The Company self-insured the remaining 15 percent of such land rig value. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally indemnified under its drilling contracts from this risk.

The Company retains a significant portion of its expected losses under its worker’s compensation, general, and automobile liability programs. The Company records estimates for incurred outstanding liabilities for unresolved worker’s compensation, general liability claims and for claims that are incurred but not reported. Estimates are based on historic experience and statistical methods that the Company believes are reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

The majority of the Company’s insurance coverage has been purchased through fiscal 2006. Multiple hurricanes in the Gulf of Mexico during August and September had a severe impact on the availability and price of the Company’s rig property insurance coverage for 2006. As a result, the Company was able to place only 85 percent of its rig property coverage excess of a $1 million per occurrence deductible. In addition, the Company could share in losses up to a maximum of $5 million should loss levels exceed a set percentage of excess property premium. No assurance can be given that all or a portion of the Company’s coverage will not be cancelled during fiscal 2006 or that insurance coverage will continue to be available at rates considered reasonable. No assurance can be given that the Company’s insurance and indemnification arrangements will adequately protect it against all liabilities that could result from the hazards of its drilling operations. Incurring a liability for which the Company is not fully insured or indemnified could materially affect the Company’s results of operations.

5.  Availability of Equipment and Supplies

The contract drilling business is highly cyclical. During periods of increased demand for contract drilling services, delays in delivery and shortages of drilling equipment and supplies can occur. These risks are intensified during periods when the industry experiences significant new drilling rig construction or refurbishment.

6.  Volatility of Oil and Gas Prices

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

7.  International Uncertainties and Local Laws

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

Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2005, approximately 22 percent of the Company’s consolidated operating revenues were generated from the international contract drilling business. Approximately 85 percent of the international operating revenues were from operations in South America and approximately 84 percent of South American operating revenues were from Venezuela and Ecuador.

8.  Currency Risk

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

Argentina

In 2002, Argentina suffered a 60 percent devaluation of the peso. As a consequence, the Company secured agreements with its customers that limited the portion of the accounts receivable that was paid in pesos with the balance of such accounts receivable paid in U.S. dollars. The Company experienced minimal Argentine currency losses in fiscal 2005.

Venezuela

The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. In Venezuela, approximately 40 percent of the Company’s invoice billings are in U.S. dollars and 60 percent are in the local currency, the bolivar. The significance of this arrangement is that even though the dollar-based invoices may be paid in bolivares, the Company, historically, has usually been able to convert the bolivares into U.S. dollars in a timely manner and thus avoid, in large measure, devaluation losses pertaining to the dollar-based invoices. However, this arrangement is effective only in the absence of exchange controls. In January 2003, the Venezuelan government put into effect exchange controls that fixed the exchange rate and also prohibited the Company, as well as other companies, from converting the bolivar into U.S. dollars through the Central Bank.

As part of the exchange controls regulation, the Venezuelan government provided a mechanism by which companies could request conversion of bolivares into U.S. dollars. In compliance with such regulations, the Company, in October of 2003, submitted a request to the Venezuelan government seeking permission to dividend earnings, which would convert 14 billion bolivares into U.S. dollars. In January 2004, the Venezuelan government approved the Company’s request to convert bolivar cash balances to U.S. dollars and allowed the remittance of $8.8 million U.S. dollars as dividends to the U.S. based parent. As a consequence, the Company’s exposure to currency devaluation was reduced by this amount.

As stated above, the Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. As a result of a 12 percent devaluation of the bolivar during fiscal 2005, the Company experienced total devaluation losses of $0.6 million during that same period.

These devaluation losses may not be reflective of the actual potential for future devaluation losses because of the exchange controls that are currently in place. While the Company is unable to predict future devaluation in Venezuela, if fiscal 2006 activity levels are similar to fiscal 2005, and if a 10 percent to 20 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $1.6 million to $2.9 million.

In late August 2003, the Venezuelan state petroleum company agreed, on a prospective basis, to pay a portion of the Company’s dollar-based invoices in U.S. dollars. Were this agreement to end, the Company would again receive these payments in bolivares and thus increase bolivar cash balances and exposure to devaluation.

On September 28, 2005, the Company made application with the Venezuelan government requesting the approval to convert bolivar cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company’s Venezuelan subsidiary will remit those dollars as a dividend to its U.S. based parent, thus reducing the Company’s exposure to currency devaluation.

9.  Governmental Instability in Venezuela

Venezuela has a history of governmental instability. In the event that extended labor strikes or turmoil occurs, the Company could experience shortages in material and supplies necessary to operate some or all of its Venezuelan drilling rigs.

During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company’s loss of all or a portion of its assets and business in Venezuela.

10.  Government Regulation and Environmental Risks

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

11.  Interest Rate Risk

The Company has a $200 million intermediate-term unsecured debt obligation with staged maturities from August 2007 to August 2014, with varying fixed interest rates for each maturity series. There was $200 million outstanding at September 30, 2005, of which $25 million is due in 2007 and the remaining $175 million is due 2009 through 2014. The average interest rate during the next four years on this debt is 6.4 percent, after which it increases to 6.5 percent. The fair value of this debt at September 30, 2005 was approximately $215 million.

At September 30, 2005, the Company had in place a committed unsecured line of credit totaling $50 million with no outstanding borrowings. The Company, as of September 30, 2005, had letters of credit totaling $14 million outstanding against such line of credit. The Company’s line of credit interest rate is based on LIBOR plus 87.5 to 112.5 basis points or prime minus 175 to 150 basis points based on the Company’s EBITDA to net debt ratio. As the Company draws on this line of credit, it is subject to the interest rates prevailing during the term at which the Company had outstanding borrowings. Interest rates could rise for various reasons in the future and increase the Company’s total interest expense, depending upon the amount borrowed against the credit line.

12.  Equity Price Risk

At September 30, 2005, the Company owned stocks in other publicly held companies with a total market value of $293.4 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the market value of the Company’s holdings. Except for the Company’s holdings in Atwood Oceanics, Inc., the portfolio is recorded at fair value on its balance sheet with changes in unrealized after-tax value reflected in the equity section of its balance sheet. Any reduction in market value would have an impact on the Company’s debt ratio and financial strength. In October 2004, the Company sold 1,000,000 shares of its position in Atwood Oceanics, Inc. as part of a 2,175,000 share public offering by Atwood. The sale generated $15.9 million ($0.31 per diluted share) of net income in fiscal 2005. The Company currently owns 2,000,000 shares of Atwood.

13.  Reliance on Small Number of Customers

In fiscal 2005, the Company received approximately 59 percent of its consolidated operating revenues from the Company’s ten largest contract drilling customers and approximately 28 percent of its consolidated operating revenues from the Company’s three largest customers (including their affiliates). The Company believes that its relationship with all of these customers is good; however, the loss of one or more of its larger customers would have a material adverse effect on the Company’s results of operations.

14.  Key Personnel

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

15.  Changes in Technologies

Although the Company takes measures to ensure that it uses advanced oil and natural gas drilling technology, changes in technology or improvements in competitors’ equipment could make the Company’s equipment less competitive or require significant capital investments to keep its equipment competitive.

16.  Concentration of Credit

The concentration of the Company’s customers in the energy industry could cause them to be similarly affected by changes in industry conditions and, as a result, could impact the Company’s exposure to credit risk. The Company cannot offer assurances that losses due to uncollectible receivables will be consistent with expectations.

ITEM 2. PROPERTIES

CONTRACT DRILLING

The following table sets forth certain information concerning the Company’s U.S. drilling rigs as of September 30, 2005:

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
FLEXRIGS
Texas	164	18,000	SCR (FlexRig1)	1,500
Texas	165	18,000	SCR (FlexRig1)	1,500
Texas	166	18,000	SCR (FlexRig1)	1,500
Texas	167	18,000	SCR (FlexRig1)	1,500
Texas	168	18,000	SCR (FlexRig1)	1,500
Texas	169	18,000	SCR (FlexRig1)	1,500
Texas	178	18,000	SCR (FlexRig2)	1,500
Wyoming	179	18,000	SCR (FlexRig2)	1,500
Wyoming	180	18,000	SCR (FlexRig2)	1,500
Texas	181	18,000	SCR (FlexRig2)	1,500
Texas	182	18,000	SCR (FlexRig2)	1,500
Texas	183	18,000	SCR (FlexRig2)	1,500
Texas	184	18,000	SCR (FlexRig2)	1,500
Texas	185	18,000	SCR (FlexRig2)	1,500
Texas	186	18,000	SCR (FlexRig2)	1,500
Texas	187	18,000	SCR (FlexRig2)	1,500
Texas	188	18,000	SCR (FlexRig2)	1,500
Oklahoma	189	18,000	SCR (FlexRig2)	1,500
Texas	210	18,000	AC (FlexRig3)	1,500
Texas	211	18,000	AC (FlexRig3)	1,500
Texas	212	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
Texas	213	18,000	AC (FlexRig3)	1,500
Texas	214	18,000	AC (FlexRig3)	1,500
Colorado	215	18,000	AC (FlexRig3)	1,500
Texas	216	18,000	AC (FlexRig3)	1,500
Texas	217	18,000	AC (FlexRig3)	1,500
Texas	218	18,000	AC (FlexRig3)	1,500
Texas	219	18,000	AC (FlexRig3)	1,500
Texas	220	18,000	AC (FlexRig3)	1,500
Louisiana	221	18,000	AC (FlexRig3)	1,500
Oklahoma	222	18,000	AC (FlexRig3)	1,500
Texas	223	18,000	AC (FlexRig3)	1,500
Texas	224	18,000	AC (FlexRig3)	1,500
Texas	225	18,000	AC (FlexRig3)	1,500
Texas	226	18,000	AC (FlexRig3)	1,500
Texas	227	18,000	AC (FlexRig3)	1,500
Texas	228	18,000	AC (FlexRig3)	1,500
Texas	229	18,000	AC (FlexRig3)	1,500
Texas	230	18,000	AC (FlexRig3)	1,500
Texas	231	18,000	AC (FlexRig3)	1,500
Texas	232	18,000	AC (FlexRig3)	1,500
Texas	233	18,000	AC (FlexRig3)	1,500
Texas	234	18,000	AC (FlexRig3)	1,500
Texas	235	18,000	AC (FlexRig3)	1,500
Texas	236	18,000	AC (FlexRig3)	1,500
Texas	237	18,000	AC (FlexRig3)	1,500
Texas	238	18,000	AC (FlexRig3)	1,500
Colorado	239	18,000	AC (FlexRig3)	1,500
Texas	240	18,000	AC (FlexRig3)	1,500
Colorado	241	18,000	AC (FlexRig3)	1,500

HIGHLY MOBILE RIGS
Oklahoma	140	10,000	Mechanical	900
Oklahoma	158	10,000	SCR	900
Texas	156	12,000	Mechanical	1,200
Wyoming	159	12,000	Mechanical	1,200
Texas	141	14,000	Mechanical	1,200
Texas	142	14,000	Mechanical	1,200
Oklahoma	143	14,000	Mechanical	1,200
Texas	145	14,000	Mechanical	1,200
Texas	155	14,000	SCR	1,200
Wyoming	146	16,000	SCR	1,200
Texas	147	16,000	SCR	1,200
Wyoming	154	16,000	SCR	1,500

Location	Rig	Optimum Depth		Rig Type	Drawworks: Horsepower
CONVENTIONAL RIGS
Texas	110	12,000		SCR	700
Oklahoma	96	16,000		SCR	1,000
Texas	118	16,000		SCR	1,200
Oklahoma	119	16,000		SCR	1,200
Texas	120	16,000		SCR	1,200
Texas	171	16,000		Mechanical	1,000
Wyoming	172	16,000		Mechanical	1,000
Texas	122	16,000		SCR	1,700
Texas	162	18,000		SCR	1,500
Louisiana	79	20,000		SCR	2,000
Oklahoma	80	20,000		SCR	1,500
Texas	89	20,000		SCR	1,500
Oklahoma	92	20,000		SCR	1,500
Oklahoma	94	20,000		SCR	1,500
Oklahoma	98	20,000		SCR	1,500
Texas	173	20,000		Mechanical	2,000
Texas	97	26,000		SCR	2,000
Texas	99	26,000		SCR	2,000
Texas	137	26,000		SCR	2,000
Texas	149	26,000		SCR	2,000
Louisiana	72	30,000		SCR	3,000
Oklahoma	73	30,000		SCR	3,000
Texas	125	30,000		SCR	3,000
Texas	134	30,000		SCR	3,000
Louisiana	136	30,000		SCR	3,000
Texas	157	30,000		SCR	3,000
Louisiana	161	30,000		SCR	3,000
Louisiana	163	30,000		SCR	3,000
Texas*	139	30,000	+	SCR	3,000

OFFSHORE PLATFORM RIGS
Louisiana	91	20,000		Conventional	3,000
Gulf of Mexico	203	20,000		Self-Erecting	2,500
Gulf of Mexico	205	20,000		Tension-leg	2,000
Gulf of Mexico	206	20,000		Self-Erecting	1,500
Gulf of Mexico	100	30,000		Conventional	3,000
Louisiana	105	30,000		Conventional	3,000
Louisiana	106	30,000		Conventional	3,000
Gulf of Mexico	107	30,000		Conventional	3,000
Gulf of Mexico	201	30,000		Tension-leg	3,000
Gulf of Mexico	202	30,000		Tension-leg	3,000
Gulf of Mexico	204	30,000		Tension-leg	3,000

*	Rig moved to Argentina in November, 2005

The following table sets forth information with respect to the utilization of the Company’s U.S. land and offshore drilling rigs for the periods indicated:

Years ended September 30,	2001	2002	2003	2004	2005
U.S. Land Rigs
Number of rigs owned at end of period	49	66	83	87	91
Average rig utilization rate during period(1)	97%	84%	81%	87%	94%
U.S. Offshore Platform Rigs
Number of rigs owned at end of period	10	12	12	11	11
Average rig utilization rate during period(1)	98%	83%	51%	48%	53%

(1)	A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

The following table sets forth certain information concerning the Company’s international drilling rigs as of September 30, 2005:

Location	Rig	Optimum Depth		Rig Type	Drawworks: Horsepower
Argentina	175	30,000		SCR	3,000
Argentina	177	30,000		SCR	3,000
Bolivia*	123	26,000		SCR	2,100
Bolivia	151	30,000	+	SCR	3,000
Colombia	133	30,000		SCR	3,000
Colombia	152	30,000	+	SCR	3,000
Ecuador	22	18,000		SCR (Heli Rig)	1,700
Ecuador	23	18,000		SCR (Heli Rig)	1,500
Ecuador	132	18,000		SCR	1,500
Ecuador	176	18,000		SCR	1,500
Ecuador	121	20,000		SCR	1,700
Ecuador	117	26,000		SCR	2,500
Ecuador	138	26,000		SCR	2,500
Ecuador	190	26,000		SCR	2,000
Venezuela	148	26,000		SCR	2,000
Venezuela	160	26,000		SCR	2,000
Venezuela	113	30,000		SCR	3,000
Venezuela	115	30,000		SCR	3,000
Venezuela	116	30,000		SCR	3,000
Venezuela	127	30,000		SCR	3,000
Venezuela	128	30,000		SCR	3,000
Venezuela	129	30,000		SCR	3,000
Venezuela	135	30,000		SCR	3,000
Venezuela	150	30,000		SCR	3,000
Venezuela	174	30,000		SCR	3,000
Venezuela	153	30,000	+	SCR	3,000

*	Rig moved to Chile in the first quarter of fiscal 2006

The following table sets forth information with respect to the utilization of the Company’s international drilling rigs for the periods indicated:

Years ended September 30,	2001	2002	2003	2004	2005

Number of rigs owned at end of period	37	33	32	32	26
Average rig utilization rate during period(1)(2)	56%	51%	39%	54%	77%

(1)	A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

(2)	Does not include rigs returned to United States for major modifications and upgrades.

REAL ESTATE OPERATIONS

See Item 1. BUSINESS, pages 5 through 6 of this Report.

STOCK PORTFOLIO

Information required by this item regarding the stock portfolio held by the Company may be found on page 24 of the Company’s Annual Report under the caption, “Management’s Discussion & Analysis of Results of Operations and Financial Condition.”

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

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

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

W. H. Helmerich, III, 82

Chairman of the Board
Director since 1949; Chairman of the Board since 1960

Hans Helmerich, 47

President and Chief Executive Officer
Director since 1987; President and Chief Executive Officer since 1989

George S. Dotson, 64

Vice President
Director since 1990; Vice President since 1977 and President and Chief Operating Officer of Helmerich & Payne International Drilling Co. since 1977

Douglas E. Fears, 56

Vice President and Chief Financial Officer since 1988

Steven R. Mackey, 54

Vice President, Secretary and General Counsel
Secretary since 1990; Vice President and General Counsel since 1988

Effective March 1, 2006, following the retirement of George S. Dotson, John W. Lindsay and M. Alan Orr will serve as Executive Vice Presidents for Helmerich & Payne International Drilling Co. Mr. Lindsay will become Executive Vice President, U.S. and International Operations, and Mr. Orr will serve as Executive Vice President, Engineering and Development.

Mr. Lindsay, age 45, joined the Company in 1987 as a drilling engineer. He has since served in various positions including operations manager for the Company’s Mid-Continent region and division manager of U.S. Land Operations. In 1997, Mr. Lindsay was appointed to his present position of Vice President, U.S. Land Operations, for Helmerich & Payne International Drilling Co. Mr. Lindsay graduated in 1986 from the University of Tulsa, where he earned a Bachelor of Science degree in Petroleum Engineering.

Mr. Orr, age 54, joined the Company in 1975 as a roughneck. In his 30-year career, Mr. Orr has held various supervisory positions in the Company’s domestic and international operations. In 1992, Mr. Orr was appointed to his present position as Vice President and Chief Engineer for Helmerich & Payne International Drilling Co. Mr. Orr graduated from the United States Military Academy at West Point in 1973, with a Bachelor of Science degree in General Engineering.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company’s common stock is traded is the New York Stock Exchange under the symbol “HP”. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2004		2005
Quarter	High	Low	High	Low
First	$28.37	$23.77	$34.16	$27.66
Second	30.61	27.02	41.10	31.57
Third	29.55	24.25	46.92	37.38
Fourth	29.07	24.01	61.12	47.61

The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share Fiscal		Total Payment Fiscal
Quarter	2004	2005	2004	2005

First	$.080	$.0825	$4,011,879	$4,165,965
Second	.080	.0825	4,017,204	4,213,594
Third	.080	.0825	4,032,709	4,226,835
Fourth	.0825	.0825	4,160,221	4,259,852

The Company paid a cash dividend of $0.0825 per share on December 1, 2005, to shareholders of record on November 15, 2005. Payment of future dividends will depend on earnings and other factors.

As of December 5, 2005, there were 808 record holders of the Company’s common stock as listed by the transfer agent’s records.

SUMMARY OF ALL EXISTING EQUITY COMPENSATION PLANS

The following chart sets forth information concerning the equity compensation plans of the Company as of September 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,244,073	$24.566	754,505
Equity compensation plans not approved by security holders(2)	—	—	—
Total	3,244,073	$24.566	754,505

(1)	Includes the 1990 Stock Option Plan, the 1996 Stock Incentive Plan and the 2000 Stock Incentive Plan of the Company.

(2)	The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management’s Discussion & Analysis of Results of Operations and Financial Condition contained on pages 8 through 32 of the Company’s Annual Report. On September 30, 2002, the Company spun off Cimarex Energy Co. The historical financial data for the business conducted by Cimarex Energy Co. for 2002 has been reported as discontinued operations which is not included in the five-year summary of selected financial data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2001	2002	2003	2004	2005
	(in thousands except per share amounts)
Operating revenues	$528,187	$523,418	$504,223	$589,056	$800,726
Asset Impairment Charge	—	—	—	51,516	—
Other*	15,266	28,925	11,783	32,957	46,093
Income from continuing operations	80,467	53,706	17,873	4,359	127,606
Income from continuing operations per common share:
Basic	1.61	1.08	0.36	0.09	2.50
Diluted	1.58	1.07	0.35	0.09	2.45

Total assets	1,300,121	1,227,313	1,417,770	1,406,844	1,663,350
Long-term debt	50,000	100,000	200,000	200,000	200,000
Cash dividends declared per common share	0.30	0.31	0.32	0.3225	0.33

*	Other includes gain on sale of assets and investment securities, interest income and dividend income.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item may be found on pages 8 through 32 of the Company’s Annual Report under the caption “Management’s Discussion & Analysis of Results of Operations and Financial Condition.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption “Risk Factors” beginning on page 7 of this Report and on the following pages of the Company’s Annual Report under Management’s Discussion & Analysis of Results of Operations and Financial Condition and in Notes to Consolidated Financial Statements:

MARKET RISK	PAGE
• Foreign Currency Exchange Rate Risk	29-31
• Commodity Price Risk	31
• Interest Rate Risk	31-32
• Equity Price Risk	32

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on pages 34 through 63 of the Company’s Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b)  Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on the Company’s evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2005.

The Company’s registered public accounting firm that audited the Company’s financial statements, Ernst & Young LLP, has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent
Registered Public Accounting Firm

Board of Directors and Shareholders of
Helmerich & Payne, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that Helmerich & Payne, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich and Payne, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Helmerich & Payne, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated December 1, 2005, except for Note 15, as to which the date is December 7, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Tulsa, Oklahoma
December 1, 2005

(c)  Changes in Internal Controls. There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2006, to be filed with the Commission not later than 120 days after September 30, 2005. The information required by this Item with respect to the Company’s Executive Officers appears on pages 16 and 17 of this Report.

The Company has adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers. The text of such Code is located on the Company’s website under “Investor Relations – Corporate Governance.” The Company’s Internet address is www.hpinc.com.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2006, to be filed with the Commission not later than 120 days after September 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2006, to be filed with the Commission not later than 120 days after September 30, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2006, to be filed with the Commission not later than 120 days after September 30, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2006, to be filed with the Commission not later than 120 days after September 30, 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) 1.	Financial Statements: The following appear in the Company’s Annual Report on the pages indicated below and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm	33
Consolidated Statements of Income for the Years Ended September 30, 2005, 2004 and 2003	34
Consolidated Balance Sheets at September 30, 2005 and 2004	35-36
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003	37
Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003	38
Notes to Consolidated Financial Statements	39-63

2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	Exhibits. The following documents are included as exhibits to this Form 10-K. Exhibits incorporated herein are duly noted as such. Unless so noted, each exhibit is filed herewith.

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

4.2 Amendment No. 1 to Rights Agreement dated December 8, 2005, between the Company and UMB Bank, N.A. is incorporated herein by reference to Exhibit 4 of the Company’s Form 8-K filed on December 12, 2005.

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

10.13 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.14 First Amendment to Credit Agreement dated July 15, 2003, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A.

10.15 Second Amendment to Credit Agreement dated May 4, 2004, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A.

10.16 Third Amendment to Credit Agreement dated July 13, 2004, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A.

10.17 Fourth Amendment to Credit Agreement dated July 12, 2005, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2005, SEC File No. 001-04221.

10.18 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.19 Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

*10.20 Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 9, 2004.

10.21 Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company’s Amended Schedule 13D filed on July 21, 2004.

10.22 Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K filed on October 14, 2004.

*10.23 Amended and restated Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers, together with fiscal 2005 Executive Officer compensation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 9, 2005.

13. The Company’s Annual Report to Shareholders for fiscal 2005.

21. List of Subsidiaries of the Company.

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

HELMERICH & PAYNE, INC.

By ______________________
Hans Helmerich, President and
Chief Executive Officer
Date: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By ______________________
William L. Armstrong, Director
Date: December 13, 2005

By ______________________
Glenn A. Cox, Director
Date: December 13, 2005

By ______________________
George S. Dotson, Director
Date: December 13, 2005

By ______________________
Hans Helmerich, Director & CEO
Date: December 13, 2005

By ______________________
W. H. Helmerich, III, Director
Date: December 13, 2005

By ______________________
Edward B. Rust, Jr., Director
Date: December 13, 2005

By ______________________
Paula Marshall-Chapman, Director
Date: December 13, 2005

By ______________________
John D. Zeglis, Director
Date: December 13, 2005

By ______________________
Douglas E. Fears
(Principal Financial Officer)
December 13, 2005

By ______________________
Gordon K. Helm
(Principal Accounting Officer)
December 13, 2005

Exhibit Index

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

4.2 Amendment No. 1 to Rights Agreement dated December 8, 2005 between the Company and VMB Bank, N.A. is incorporated herein by reference to Exhibit 4 of the Company’s Form 8-K filed on December 12, 2005.

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

10.13 Credit Agreement, dated as of July 16, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., the several lenders from time to time party thereto, and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

10.14 First Amendment to Credit Agreement dated July 15, 2003, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A.

10.15 Second Amendment to Credit Agreement dated May 4, 2004, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A.

10.16 Third Amendment to Credit Agreement dated July 13, 2004, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A.

10.17 Fourth Amendment to Credit Agreement dated July 12, 2005, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2005, SEC File No. 001-04221.

10.18 Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.19 Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

*10.20 Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 9, 2004.

10.21 Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company’s Amended Schedule 13D filed on July 21, 2004.

10.22 Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K filed on October 14, 2004.

*10.23 Amended and restated Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers, together with fiscal 2005 Executive Officer compensation, is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 9, 2005.

13. The Company’s Annual Report to Shareholders for fiscal 2005.

21. List of Subsidiaries of the Company.

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