Form 10-Q
period 2005-12-31
HELMERICH & PAYNE INC
filed 2006-02-07
CIK 46765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

CLASS	OUTSTANDING AT January 31, 2006
Common Stock, $0.10 par value	52,233,337

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	December 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$301,578	$288,752
Accounts receivable, less reserve of $1,792 at December 31, 2005 and $1,791 at September 30, 2005	186,571	162,646
Inventories	21,658	21,313
Deferred income tax	7,038	8,765
Prepaid expenses and other	30,406	18,321

Total current assets	547,251	499,797

Investments	192,166	178,452
Property, plant and equipment, net	1,018,971	981,965
Other assets	3,387	3,136

Total assets	$1,761,775	$1,663,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,310	$44,854
Accrued liabilities	70,917	44,627

Total current liabilities	116,227	89,481

Long-term notes payable	200,000	200,000
Deferred income taxes	253,388	246,975
Other	49,688	47,656

Total noncurrent liabilities	503,076	494,631

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share:
authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	118,202	112,297
Retained earnings	985,881	939,380
Unearned compensation	—	(134)
Accumulated other comprehensive income	55,788	47,544
Treasury stock, at cost	(22,752)	(25,202)

Total shareholders’ equity	1,142,472	1,079,238

Total liabilities and shareholders’ equity	$1,761,775	$1,663,350

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2005	2004
Operating revenues:
Drilling — U.S. Land	$172,754	$109,188
Drilling — U.S. Offshore	29,520	20,356
Drilling — International	50,257	42,471
Real Estate	2,857	2,664

	255,388	174,679

Operating costs and expenses:
Operating costs	140,596	111,252
Depreciation	22,923	23,262
General and administrative	11,938	9,246

	175,457	143,760

Operating income	79,931	30,919

Other income (expense):
Interest and dividend income	2,530	961
Interest expense	(2,580)	(3,309)
Gain on sale of investment securities	2,720	26,349
Income from asset sales	973	10,816
Other	(513)	(2)

	3,130	34,815

Income before income taxes and equity in income of affiliate	83,061	65,734

Income tax provision	32,802	27,130
Equity in income of affiliate net of income taxes	555	706

NET INCOME	$50,814	$39,310

Earnings per common share:
Basic	$0.98	$0.78
Diluted	$0.96	$0.77

Weighted average shares outstanding:
Basic	51,993	50,543
Diluted	53,087	51,256

Dividends declared per common share	$0.0825	$0.0825
The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$50,814	$39,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,923	23,262
Equity in income of affiliate before income taxes	(895)	(1,139)
Stock-based compensation	2,720	3
Gain on sale of investment securities	(2,584)	(26,349)
Gain on sale of assets	(973)	(10,816)
Other-net	(2)	(4)
Deferred income tax expense	2,712	17,349
Change in assets and liabilities-
Accounts receivables	(23,925)	(7,238)
Inventories	(345)	915
Prepaid expenses and other	(12,336)	(4,238)
Accounts payable	(6,333)	(5,206)
Accrued liabilities	26,290	4,762
Deferred income taxes	376	1,434
Other noncurrent liabilities	2,032	2,768

Net cash provided by operating activities	60,474	34,813

INVESTING ACTIVITIES:
Capital expenditures	(53,654)	(10,507)
Proceeds from sale of investments	3,060	62,397
Proceeds from asset sales	1,468	25,156

Net cash provided by (used in) investing activities	(49,126)	77,046

FINANCING ACTIVITIES:
Dividends paid	(4,291)	(4,166)
Proceeds from exercise of stock options	3,718	4,535
Excess tax benefit from stock-based compensation	2,051	—

Net cash provided by financing activities	1,478	369

Net increase in cash and cash equivalents	12,826	112,228
Cash and cash equivalents, beginning of period	288,752	65,296

Cash and cash equivalents, end of period	$301,578	$177,524

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity

Balance, September 30, 2005	53,529	$5,353	$112,297	$939,380	$(134)	$47,544	1,594	$(25,202)	$1,079,238

Comprehensive Income:

Net Income				50,814					50,814
Other comprehensive income, Unrealized gains on available-for-sale securities, net						8,244			8,244

Comprehensive income									59,058

Cash dividends ($0.0825 per share)				(4,313)					(4,313)
Exercise of stock options			1,200				(159)	2,518	3,718
Reversal of unearned compensation upon adoption of SFAS 123(R)			(66)		134		5	(68)	—
Tax benefit of stock-based awards			2,051						2,051
Stock-based compensation			2,720						2,720

Balance, December 31, 2005	53,529	$5,353	$118,202	$985,881	$—	$55,788	1,440	$(22,752)	$1,142,472

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2005 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

2.	Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Basic weighted-average shares	51,993	50,543
Effect of dilutive shares:
Stock options and restricted stock	1,094	713

Diluted weighted-average shares	53,087	51,256

3.	Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

4.	Investments

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, an investment in a limited partnership carried at cost and assets held in a Non-qualified Supplemental Savings Plan. The investment in the limited partnership carried at cost was $3.0 million at December 31, 2005. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.0 million at December 31, 2005 and September 30, 2005. The recorded amounts for investments accounted for under the equity method are $47.4 million and $46.5 million at December 31, 2005 and September 30, 2005, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities 12/31/05	$27,440	$107,297	$—	$134,737
Equity Securities 09/30/05	$30,937	$94,000	$—	$124,937

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5.	Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2005	2004
After-tax gain	$1,721	$16,060
Earnings per diluted share	$0.03	$0.31
The activity in the first quarter of fiscal 2005 was comprised primarily of the sale of shares in our equity investee, Atwood Oceanics (“Atwood”), in conjunction with an equity offering by Atwood.
6.	Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Net Income	$50,814	$39,310
Other comprehensive income:
Net unrealized gain on securities	8,244	1,030

Other comprehensive income	8,244	1,030

Comprehensive income	$59,058	$40,340

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	December 31,	September 30,
	2005	2005
Unrealized gain on securities, net	$66,524	$58,280
Minimum pension liability	(10,736)	(10,736)

Accumulated other comprehensive income	$55,788	$47,544

7.	Cash Dividends

The $0.0825 cash dividend declared September 7, 2005, was paid December 1, 2005. On December 6, 2005, a cash dividend of $0.0825 per share was declared for shareholders of record on February 15, 2006, payable March 1, 2006.

8.	Stockholders’ Equity

On December 31, 2005, the Company had 26,097,684 outstanding stock purchase rights (“Rights”) pursuant to terms of the Rights Agreement dated January 8, 1996 as amended by Amendment No. 1 dated December 8, 2005. As adjusted for the two-for-one stock split in fiscal 1998 and as long as the Rights are not separately transferable, one-half right attaches to each share of the Company’s common stock. Under the terms of the Rights Agreement each Right entitles the holder thereof to purchase from the Company one full unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Preferred Stock”), without par value, at a price of $250 per unit. The exercise price and the number of units of Preferred Stock issuable on exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights will be attached to the common stock certificates and are not exercisable or transferable apart from the common stock, until ten business days after a person acquires 15 percent or more of the outstanding common stock or ten business days following the commencement of a tender offer or exchange offer that

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
would result in a person owning 15 percent or more of the outstanding common stock. In the event the Company is acquired in a merger or certain other business combination transactions (including one in which the Company is the surviving corporation), or more than 50 percent of the Company’s assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on January 31, 2016.

9.	Stock-Based Compensation

The Company has several plans providing for common-stock based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including stock options and restricted stock awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after grant.

Vesting requirements are determined by the Human Resources Committee of the Company’s Board of Directors. Options granted December 6, 1995, began vesting December 6, 1998, with 20 percent of the options vesting for five consecutive years. Options granted December 4, 1996, began vesting December 4, 1997, with 20 percent of the options vesting for five consecutive years. Options granted since December 3, 1997, began vesting one year after the grant date with 25 percent of the options vesting for four consecutive years.

In March 2001, the Company adopted the 2000 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan was effective December 6, 2000 and will terminate December 6, 2010. Under this plan, the Company is authorized to grant options for up to 3,000,000 shares of the Company’s common stock at an exercise price not less than the fair market value of the common stock on the date of grant. Up to 450,000 shares of the total authorized shares may be granted to participants as restricted stock awards. There were 101,500 shares and 5,000 shares of restricted stock awards granted in the three months ended December 31, 2005 and 2004, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) established fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting for generally all share-based payment transactions with employees.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
In October 2005, the Company adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, SFAS 123(R) requires that the benefits of tax deduction in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previously effective accounting principles generally accepted in the United States. Prior to the adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on October 1, 2005, the balance in unearned compensation was reclassified to additional paid-in capital on the balance sheet.

Compensation cost for stock-based payment arrangements recognized in general and administrative expenses for the first quarter of fiscal 2006 was $2.6 million for stock options and $.1 million for restricted stock. The total was $2.7 million, $1.7 million after-tax ($0.03 per diluted share). Cash received from stock option exercises for the three months ended December 31, 2005 was $3.7 million. Benefits of tax deductions in excess of recognized compensation cost of $2.1 million are reported as a financing cash flow in the Consolidated Condensed Statements of Cash Flow for the three months ended December 31, 2005.

Prior to adoption of SFAS 123(R), the Company used the Black-Scholes formula to estimate the value of stock options granted to employees. The Company continues to use this acceptable option valuation model following the adoption of SFAS 123(R). The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The following summarizes the weighted-average assumptions in the model:

	Three Months Ended
	December 31,
	2005	2004
Risk-free interest rate	4.5%	4.2%
Expected stock volatility	36.9%	40.3%
Dividend yield	.5%	1.0%
Expected term (in years)	5.2	5.0
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury securities for the expected term of the option.

Expected Volatility Rate. Expected volatilities are based on the daily closing price of the Company stock over the expected term of the option.

Dividend Yield. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option.

Expected Term. The expected term of the options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on historical experience with grants and exercises.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
A summary of stock option activity under the Plan for the three months ended December 31, 2005 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at October 1, 2005	3,244	$24.57
Granted	320	59.35
Exercised	(159)	23.34
Forfeited/Expired	(1)	25.45

Outstanding at December 31, 2005	3,404	$27.89	6.21	$115,789

Vested and expected to vest at December 31, 2005	3,388	$27.75	6.20	$115,750

Exercisable at December 31, 2005	2,418	$23.61	5.19	$92,626

The weighted-average fair value of options granted during the three months ended December 31, 2005 was $22.79. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $5.7 million.
Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years. The Company recognizes compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted for the three months ended December 31, 2005 was $60.475.
A summary of the status of the Company’s restricted stock awards as of December 31, 2005, and changes during the three months then ended is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2005	5	$32.02
Granted	101	60.48
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2005	106	$59.14

As of December 31, 2005, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.9 years.
During the three months ended December 31, 2005, the Company accelerated the vesting of 409,849 share options held by an employee. As a result of that modification, the Company recognized additional compensation expense of $0.9 million for the three months ended December 31, 2005.
The Company has the right to satisfy option exercises from treasury shares and from authorized but unissued shares. The Company does not currently anticipate repurchasing shares in the open market during the remainder of the fiscal year.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Prior to October 1, 2005, stock-based awards were accounted for under APB 25, and related interpretations. Fixed plan common stock options generally did not result in compensation expense because the exercise price of the options issued by the Company was equal to the market price of the underlying stock on the date of grant. The following table illustrates the effect on the net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three months ended December 31, 2004 (in thousands except per share amounts):

Net income, as reported	$39,310
Add: Stock-based compensation expense included in the Consolidated Statements of Income, net of related tax effects	2
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(993)

Pro forma net income	$38,319

Earnings per common share:
Basic-as reported	$0.78
Basic-pro forma	$0.76

Diluted-as reported	$0.77
Diluted-pro forma	$0.75
10.	Notes Payable and Long-term Debt
At December 31, 2005, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%
The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.
At December 31, 2005, the Company had a committed unsecured line of credit totaling $50 million. Letters of credit totaling $16.4 million were outstanding against the line at December 31, 2005, leaving $33.6 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and a certain level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above. At December 31, 2005, no balances were outstanding under the line of credit. The revolving credit commitment expires July 11, 2006.
11.	Income Taxes
The Company’s effective tax rate was 39.5 percent in the first three months of fiscal 2006, compared to 41.2 percent in the first three months of fiscal 2005. The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12.	Commitments
In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $171.3 million are outstanding at December 31, 2005.
13.	Segment Information
The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following operating segments: U.S. Land, U.S. Offshore, and International. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, and Argentina. The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The key areas of operation include a shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.
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
Summarized financial information of the Company’s reportable segments for the three months ended December 31, 2005, and 2004, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

December 31, 2005
Contract Drilling:
U.S. Land	$172,754	$—	$172,754	$70,991
U.S. Offshore	29,520	—	29,520	5,111
International	50,257	—	50,257	9,302

	252,531	—	252,531	85,404

Real Estate	2,857	192	3,049	1,453
Other	—	—	—	(7,347)
Eliminations	—	(192)	(192)	421

Total	$255,388	$—	$255,388	$79,931

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income

December 31, 2004
Contract Drilling:
U.S. Land	$109,188	$—	$109,188	$25,588
U.S. Offshore	20,356	—	20,356	4,168
International	42,471	—	42,471	6,197

	172,015	—	172,015	35,953

Real Estate	2,664	191	2,855	1,075
Other	—	—	—	(6,564)
Eliminations	—	(191)	(191)	455

Total	$174,679	$—	$174,679	$30,919

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2005	2004
	(in thousands)
Segment operating income	$79,931	$30,919

Other income (expense):
Interest and dividend income	2,530	961
Interest expense	(2,580)	(3,309)
Gain on sale of investment securities	2,720	26,349
Income from asset sales	973	10,816
Other	(513)	(2)

Total other income (expense)	3,130	34,815

Income before income taxes and equity in income of affiliate	$83,061	$65,734

	December 31,	September 30,
	2005	2005
	(in thousands)
Total Assets
U.S. Land	$855,920	$809,403
U.S. Offshore	103,834	95,108
International	254,748	239,087

	1,214,502	1,143,598

Real Estate	32,554	32,203
Other	514,719	487,549

	$1,761,775	$1,663,350

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2005	2004
	(in thousands)
Operating revenues
United States	$205,131	$132,208
Venezuela	17,356	17,232
Ecuador	19,111	13,365
Other Foreign	13,790	11,874

Total	$255,388	$174,679

14.	Pensions and Other Post-retirement Benefits
The following provides information at December 31, 2005 and 2004 as to the Company-sponsored domestic defined benefit pension plan.
Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2005	2004
	(in thousands)
Service cost	$1,021	$1,137
Interest cost	1,210	1,154
Expected return on plan assets	(1,234)	(1,095)
Recognized net actuarial loss	219	239

Net pension expense	$1,216	1,435

Plan Assets
The weighted-average asset allocations for the pension plan by asset category follow:

At December 31,	2005	2004

Asset Category
Equity Securities	74.5%	73.0%
Debt Securities	23.6%	24.8%
Real Estate and Other	1.9%	2.2%

Total	100.0%	100.0%
Employer Contributions
The Company anticipates funding of its Pension Plan will be approximately $2.8 million in fiscal 2006.
Foreign Plan
The Company maintains an unfunded pension liability in one of the international subsidiaries. Pension expense was approximately $283,000 and $81,000 for the three months ended December 31, 2005 and 2004, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
15.	Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007. Based on historical experience, the Company does not expect the standard to have a significant impact on the financial statements.
16.	Contingencies
In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina. Pre-tax cash flow from the platform rig was approximately $5.4 million, $1.8 million per quarter, in fiscal 2005. The Company is still in the process of assessing the damage to the rig and does not anticipate that it will return to service in fiscal 2006. The rig was insured at a value that approximated replacement cost to cover the net book value and any additional losses. Therefore, the Company expects to record a gain resulting from the receipt of insurance proceeds. Because the damage assessment has not been completed, the Company is unable to estimate the amount or timing of the gain. Capital costs incurred in conjunction with any repairs will be capitalized and depreciated in accordance with the Company’s accounting policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2005
RISK FACTORS AND FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.
With the exception of historical information, the matters discussed in Management’s Discussion & Analysis of Financial Condition and Results of Operations include forward-looking statements. These forward-looking statements are based on various assumptions. The Company cautions that, while it believes such assumptions to be reasonable and makes them in good faith, assumptions about future events and conditions almost always vary from actual results. The differences between good faith assumptions and actual results can be material. The Company is including this cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2005 vs. Three Months Ended December 31, 2004
The Company reported net income of $50.8 million ($0.96 per diluted share) from operating revenues of $255.4 million for the first quarter ended December 31, 2005, compared with net income of $39.3 million ($0.77 per diluted share) from revenues of $174.7 million for the first quarter of fiscal year 2005.
The following tables summarize operations by business segment for the three months ended December 31, 2005 and 2004. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.

	Three Months Ended December 31,
	2005	2004
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)

Revenues	$172,754	$109,188
Direct operating expenses	84,215	66,978
General and administrative expense	3,082	1,866
Depreciation	14,466	14,756

Operating income	$70,991	$25,588

Activity days	8,035	7,588
Average rig revenue per day	$20,198	$13,363
Average rig expense per day	$9,179	$7,800
Average rig margin per day	$11,019	$5,563
Rig utilization	97%	92%
U.S. LAND operating income increased to $71.0 million for the first quarter of fiscal 2006 compared to $25.6 million in the same period of fiscal 2005. Revenues were $172.8 million and $109.2 million in the first quarter of fiscal 2006 and 2005, respectively. Included in land revenues for the three months ended December 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2005
and 2004 are reimbursements for “out-of-pocket” expenses of $10.5 million and $7.8 million, respectively. The $45.4 million increase in operating income was primarily the result of increased activity days and higher dayrates.
Average land rig margin per day was $11,019 and $5,563 for the first quarter of fiscal 2006 and 2005, respectively. The significant increase in margins was primarily due to higher dayrates. Land rig utilization was 97 percent and 92 percent for the first quarter of fiscal 2006 and 2005, respectively. Land rig activity days for the first quarter of fiscal 2006 were 8,035 compared with 7,588 for the same period of fiscal 2005, with an average of 87.3 and 82.5 rigs working during the first quarter of fiscal 2006 and 2005, respectively.
During the first quarter of fiscal 2006, one rig was transferred from the Company’s U.S. Land rig fleet to the International rig fleet for a two-year term contract in Argentina.
As previously announced in October and November, 2005, three-year term contracts were reached with five exploration and production companies to operate 25 new FlexRigs. In January, 2006, the Company announced commitments for an additional four new FlexRigs. The rigs are scheduled for delivery to the field beginning in the third quarter of fiscal 2006 through the fourth quarter of fiscal 2007. With these contracts, along with the 25 new FlexRigs announced during fiscal year 2005, the Company has committed to build a total of 54 new FlexRigs. All of the signed contracts, with 14 exploration and production companies, contain a minimum term of three years. The first rig was completed late December 2005 and commenced operations in western Colorado in January 2006. The remaining rigs are expected to be delivered to the field at the rate of two per month, increasing to three per month in the spring of 2006 and four per month in the summer of 2006. The total capital cost of the construction is estimated at $11 million to $14 million per rig, depending on equipment requirements. The construction of approximately 30 new rigs scheduled to be completed in fiscal 2006 will be financed primarily by internally generated cash flow.

	Three Months Ended December 31,
	2005	2004
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)

Revenues	$29,520	$20,356
Direct operating expenses	20,308	12,847
General and administrative expense	1,437	834
Depreciation	2,664	2,507

Operating income	$5,111	$4,168

Activity days	644	563
Average rig revenue per day	$36,339	$25,793
Average rig expense per day	$22,986	$14,251
Average rig margin per day	$13,353	$11,542
Rig utilization	64%	56%
U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.8 million and $1.5 million for the three months ended December 31, 2005 and 2004, respectively.
Revenues and direct operating expenses increased as a result of four rigs returning to work in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase in operating income in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to increased activity days and higher dayrates. The first quarter of fiscal 2006 was negatively impacted due to the loss of operating income from Rig 201, damaged by Hurricane Katrina in the fourth quarter of fiscal 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2005
As of December 31, 2005, eight of the Company’s eleven platform rigs are currently contracted, including Rig 201. A ninth rig has been contracted to start operations in the second quarter of fiscal 2006. The remaining two rigs are currently being marketed.

	Three Months Ended December 31,
	2005	2004
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$50,257	$42,471
Direct operating expenses	35,693	30,855
General and administrative expense	606	653
Depreciation	4,656	4,766

Operating income	$9,302	$6,197

Activity days	2,028	1,823
Average rig revenue per day	$20,285	$19,208
Average rig expense per day	$13,512	$13,346
Average rig margin per day	$6,773	$5,862
Rig utilization	83%	71%
INTERNATIONAL DRILLING operating income for the first quarter of fiscal 2006 was $9.3 million, compared to $6.2 million in the same period of fiscal 2005. Rig utilization for international operations averaged 83 percent for this year’s first quarter, compared with 71 percent for the first quarter of fiscal 2005. An average of 22.3 rigs worked during the current quarter, compared to 20.0 rigs in the first quarter of fiscal 2005. International revenues were $50.3 million in the first quarter of fiscal 2006, compared with $42.5 million in the first quarter of fiscal 2005. The increase in revenue is attributable to increased activity days and increased dayrates. Included in International Drilling revenues for the three months ended December 31, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $5.1 million and $3.1 million, respectively.
Currently in Venezuela, the Company has ten deep rigs operating for PDVSA. The Company is bidding on contracts that offer possibilities for the two remaining 2,000 HP deep land rigs. Rig utilization in Venezuela was 75.9 percent and 75.0 percent for the first quarter of fiscal 2006 and 2005, respectively.
Ecuador’s rig utilization was 100 percent and 89.1 percent for the first quarter of fiscal 2006 and 2005, respectively. In those same comparative quarters, an average of 8.0 rigs and 7.1 rigs worked.
Two deep rigs worked at 100 percent activity in Colombia during the first quarter of fiscal 2006, compared to 50 percent activity in the first quarter of fiscal 2005.
During the first quarter of fiscal 2006, Argentina had two rigs operating. Argentina has a third rig under contract that will commence operations in the second quarter of fiscal 2006. This rig relocated from U.S. Land Operations during the first quarter of fiscal 2006.
Bolivia had one rig contracted during the first quarter of fiscal 2006 that will commence operations in the third quarter of fiscal 2006. A rig was moved from Bolivia to Chile and began working during the first quarter of fiscal 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2005
OTHER
General and administrative expenses increased to $11.9 million in the first quarter of fiscal 2006 from $9.2 million in the first quarter of fiscal 2005. The $2.7 million increase is primarily due to recording stock-based compensation expense as a result of the Company adopting SFAS123(R).
Interest and dividend income increased to $2.5 million in the first quarter of fiscal 2006 compared to $1.0 million in the first quarter of fiscal 2005. The increase is due to higher earnings from increased cash and cash equivalent balances.
Interest expense was $2.6 million in the first quarter of fiscal 2006, compared to $3.3 million in the same period of fiscal 2005. Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters. The reduction in interest expense is due to capitalized interest of $0.6 million in the first quarter of fiscal 2006.
The first three months of fiscal 2006 includes gains from the sale of securities of $2.7 million, $1.7 million after-tax ($0.03 per diluted share). The first three months of fiscal 2005 includes gains from the sale of securities of $26.3 million, $16.0 million after-tax ($0.31 per diluted share), primarily from the sale of 1,000,000 shares of Atwood Oceanics, Inc.
The value of the Company’s remaining portfolio was approximately $294.1 million at December 31, 2005. The after-tax value was approximately $194.5 million.
Income from asset sales was $1.0 million in the first three months of fiscal 2006, compared to $10.8 million in the same period of fiscal 2005. The decrease of $9.8 million is primarily due to the sale of two deep domestic land rigs in the first quarter of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalent balances increased to $301.6 million at December 31, 2005 from $288.8 million at September 30, 2005. The increase in cash and cash equivalents is primarily the result of proceeds from the sale of investments and assets of $4.5 million and net cash provided by operating activities of $60.5 million offset by capital expenditures of $53.7 million.
Capital expenditures were $53.7 million and $10.5 million for the first three months of fiscal 2006 and 2005, respectively. Capital expenditures increased from 2005 due to the Company’s current construction program of new FlexRigs.
The Company anticipates capital expenditures to be approximately $500 million for fiscal 2006. Included in the $500 million is approximately $11 million to $14 million per rig for the rigs scheduled to be built in fiscal 2006. Capital expenditures will be financed primarily by internally generated cash flow.
Current cash, investments in short-term money market securities, and cash generated from operating activities are expected to meet the Company’s estimated capital expenditures and other expected cash requirements for fiscal 2006. The Company’s indebtedness totaled $200 million at December 31, 2005, as described in Note 10 to the Consolidated Condensed Financial Statements.
There were no other significant changes in the Company’s financial position since September 30, 2005.

PART I. FINANCIAL INFORMATION
December 31, 2005
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of the Company’s market risks, see
•	“Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2005,

•	Note 10 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
4	Amendment No. 1 to the Rights Agreement, dated as of December 8, 2005, between the Company and UMB Bank, N.A. (as successor rights agent to Liberty Bank & Trust Company of Oklahoma City, N.A.), as Rights Agent (incorporated herein by reference to Exhibit 4 of the Company’s Form 8-K filed December 12, 2005).

10	Helmerich & Payne, Inc. Annual Bonus Plan for executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 9, 2005).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC. (Registrant)
Date: February 7, 2006	By:	/S/ HANS C HELMERICH
Hans C. Helmerich, President

Date: February 7, 2006	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
4	Amendment No. 1 to the Rights Agreement, dated as of December 8, 2005, between the Company and UMB Bank, N.A. (as successor rights agent to Liberty Bank & Trust Company of Oklahoma City, N.A.), as Rights Agent (incorporated herein by reference to Exhibit 4 of the Company’s Form 8-K filed December 12, 2005).

10	Helmerich & Payne, Inc. Annual Bonus Plan for executive Officers (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 9, 2005).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.