Form 10-Q
period 2006-03-31
HELMERICH & PAYNE INC
filed 2006-05-05
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

CLASS	OUTSTANDING AT April 30, 2006
Common Stock, $0.10 par value	52,432,526

Total Number of Pages - 28

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of March 31, 2006 and September 30, 2005	3

	Consolidated Condensed Statements of Income for the Three Months and Six Months Ended March 31, 2006 and 2005	4

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended March 31, 2006 and 2005	5

	Consolidated Condensed Statement of Shareholders’ Equity for the Six Months Ended March 31, 2006	6

	Notes to Consolidated Condensed Financial Statements	7-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited March 31,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$195,155	$288,752
Short term investments	81,398	388
Accounts receivable, less reserve of $1,873 at March 31, 2006 and $1,791 at September 30, 2005	193,442	162,646
Inventories	23,997	21,313
Deferred income tax	7,535	8,765
Prepaid expenses and other	26,630	17,933
Total current assets	528,157	499,797

Investments	234,046	178,452
Property, plant and equipment, net	1,118,529	981,965
Other assets	3,288	3,136

Total assets	$1,884,020	$1,663,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,002	$44,854
Accrued liabilities	50,611	44,627
Total current liabilities	115,613	89,481

Long-term notes payable	200,000	200,000
Deferred income taxes	273,720	246,975
Other	51,025	47,656
Total noncurrent liabilities	524,745	494,631

SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share: authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, 1,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	130,876	112,297
Retained earnings	1,046,103	939,380
Unearned compensation	—	(134)
Accumulated other comprehensive income	78,800	47,544
Treasury stock, at cost	(17,470)	(25,202)
Total shareholders’ equity	1,243,662	1,079,238

Total liabilities and shareholders’ equity	$1,884,020	$1,663,350

The accompanying notes are an integral part of these statements.

 HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Operating revenues:
Drilling – U.S. Land	$193,668	$122,394	$366,422	$231,582
Drilling – U.S. Offshore	33,703	18,649	63,223	39,005
Drilling – International	61,117	41,799	111,374	84,270
Real Estate	2,342	2,608	5,199	5,272
	290,830	185,450	546,218	360,129

Operating costs and other:
Operating costs, excluding depreciation	156,800	114,321	297,396	225,573
Depreciation	23,385	23,950	46,308	47,212
General and administrative	13,957	9,593	25,895	18,839
Income from asset sales	(3,563)	(971)	(4,536)	(11,787)
	190,579	146,893	365,063	279,837

Operating income	100,251	38,557	181,155	80,292

Other income (expense):
Interest and dividend income	2,456	1,193	4,986	2,154
Interest expense	(1,946)	(3,246)	(4,526)	(6,555)
Gain (loss) on sale of investment securities	—	(36)	2,720	26,313
Other	27	348	(486)	346
	537	(1,741)	2,694	22,258

Income before income taxes and equity in income of affiliate	100,788	36,816	183,849	102,550

Income tax provision	38,240	15,153	71,042	42,283
Equity in income of affiliate net of income taxes	2,025	687	2,580	1,393

NET INCOME	$64,573	$22,350	$115,387	$61,660

Earnings per common share:
Basic	$1.23	$0.44	$2.21	$1.22
Diluted	$1.22	$0.43	$2.18	$1.20

Weighted average shares outstanding:
Basic	52,314	50,955	52,152	50,747
Diluted	53,057	51,891	52,886	51,571

Dividends declared per common share	$0.0825	$0.0825	$0.1650	$0.1650

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$115,387	$61,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,308	47,212
Equity in income of affiliate before income taxes	(4,161)	(2,247)
Stock-based compensation	6,587	11
Gain on sale of investment securities	(2,584)	(26,313)
Gain on sale of assets	(4,536)	(11,787)
Other-net	(769)	(348)
Deferred income tax expense	7,317	21,947
Change in assets and liabilities-
Accounts receivable	(30,796)	(16,761)
Inventories	(2,684)	67
Prepaid expenses and other	(8,849)	(1,539)
Accounts payable	4,749	(3,745)
Accrued liabilities	5,984	(670)
Deferred income taxes	3,205	5,805
Other noncurrent liabilities	2,642	4,623

Net cash provided by operating activities	137,800	77,915

INVESTING ACTIVITIES:
Capital expenditures	(170,900)	(22,519)
Purchase of investments	(83,010)	(5,000)
Proceeds from sale of investments	5,060	62,843
Proceeds from asset sales	7,923	26,455
Net cash provided by (used in) investing activities	(240,927)	61,779

FINANCING ACTIVITIES:
Dividends paid	(8,624)	(8,380)
Proceeds from exercise of stock options	11,860	11,843
Excess tax benefit from stock-based compensation	6,294	—
Net cash provided by financing activities	9,530	3,463

Net increase (decrease) in cash and cash equivalents	(93,597)	143,157
Cash and cash equivalents, beginning of period	288,752	65,296
Cash and cash equivalents, end of period	$195,155	$208,453

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity

Balance, September 30, 2005	53,529	$5,353	$112,297	$939,380	$(134)	$47,544	1,594	$(25,202)	$1,079,238

Comprehensive Income:

Net Income				115,387					115,387
Other comprehensive income, Unrealized gains on available-for-sale securities, net						31,256			31,256
Comprehensive income									146,643

Cash dividends ($0.165 per share)				(8,664)					(8,664)
Exercise of stock options			4,060				(493)	7,800	11,860
Reversal of unearned compensation upon adoption of SFAS123(R)			(66)		134		5	(68)	—
Tax benefit of stock-based awards, including excess tax benefits of $6,294			7,998						7,998
Stock-based compensation			6,587						6,587

Balance, March 31, 2006	53,529	$5,353	$130,876	$1,046,103	$—	$78,800	1,106	$(17,470)	$1,243,662

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and six months ended March 31, 2006 and March 31, 2005, are not necessarily indicative of the results to be expected for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2005 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

2.               Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Basic weighted average shares	52,314	50,955	52,152	50,747
Effect of dilutive shares:
Stock options and restricted stock	743	936	734	824
Diluted weighted average shares	53,057	51,891	52,886	51,571

3.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

4.               Investments

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, an investment in a limited partnership carried at cost and assets held in a Non-qualified Supplemental Savings Plan. The investment in the limited partnership carried at cost was approximately $3.0 million at March 31, 2006 and September 30, 2005. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.7 million at March 31, 2006 and $7.0 million at September 30, 2005. The recorded amounts for investments accounted for under the equity method are $50.7 million and $46.5 million at March 31, 2006 and September 30, 2005, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity Securities 03/31/06	$28,211	$144,413	$—	$172,624
Equity Securities 09/30/05	$30,937	$94,000	$—	$124,937

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.               Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
After-tax gain (loss)	$—	$(18)	$1,721	$16,042
Earnings per diluted share	$—	$—	$0.03	$0.31

The activity in the first six months of fiscal 2005 was comprised primarily of the sale of shares in our equity investee, Atwood Oceanics (“Atwood”), in conjunction with an equity offering by Atwood.

6.               Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net Income	$64,573	$22,350	$115,387	$61,660
Other comprehensive income:
Net unrealized gain on securities	23,012	1,827	31,256	2,857
Total comprehensive income	$87,585	$24,177	$146,643	$64,517

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	March 31,	September 30,
	2006	2005
Unrealized gain on securities, net	$89,536	$58,280
Minimum pension liability	(10,736)	(10,736)
Accumulated other comprehensive income	$78,800	$47,544

7.               Cash Dividends

The $0.0825 cash dividend declared December 6, 2005, was paid March 1, 2006. On March 1, 2006, a cash dividend of $0.0825 per share was declared for shareholders of record on May 15, 2006, payable June 1, 2006.

8.               Stockholders’ Equity

On March 2, 2006, the Company announced that its Board of Directors had approved a 2-for-1 stock split on its common stock, subject to stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized common shares of the Company. A special meeting of the Company’s stockholders is expected to be held June 23, 2006.

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

In March 2001, the Company adopted the 2000 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan was effective December 6, 2000 and will terminate December 6, 2010. Under this plan, the Company is authorized to grant options for up to 3,000,000 shares of the Company’s common stock at an exercise price not less than the fair market value of the common stock on the date of grant. Up to 450,000 shares of the total authorized shares may be granted to participants as restricted stock awards. There were 101,500 shares and 5,000 shares of restricted stock awards granted in the six months ended March 31, 2006 and 2005, respectively. Effective March 1, 2006, no common-stock based awards will be made under the Stock Incentive Plan.

On March 1, 2006, at the Annual Meeting of Stockholders, the 2005 Long-Term Incentive Plan was approved. The Plan, among other things, authorizes the Board of Directors to grant nonqualified and incentive stock options, restricted stock awards, stock appreciation rights and performance units to selected employees and to non-employee Directors. As of March 31, 2006, no stock awards have been granted from this plan.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2006

Compensation expense
Stock options	$3,556	$6,180
Restricted stock	311	406
	$3,867	$6,586

After-tax stock based compensation	$2,398	$4,084

Per basic share	$.05	$.08
Per diluted share	$.05	$.08

Cash received from exercise of stock options	$8,142	$11,860

Benefits of tax deductions in excess of recognized compensation cost of $6.3 million is reported as a financing cash flow in the Consolidated Condensed Statements of Cash Flow for the six months ended March 31, 2006.

Prior to adoption of SFAS 123(R), the Company used the Black-Scholes formula to estimate the value of stock options granted to employees. The Company continues to use this acceptable option valuation model following the adoption of SFAS 123(R). The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The following summarizes the weighted-average assumptions in the model for the three and six months ended March 31, 2006 and 2005:

	2006	2005

Risk-free interest rate	4.5%	4.2%
Expected stock volatility	36.9%	40.3%
Dividend yield	.5%	1.0%
Expected term (in years)	5.2	5.0

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury securities for the expected term of the option.

Expected Volatility Rate. Expected volatilities are based on the daily closing price of the Company’s stock based upon historical experience over a period which approximates the expected term of the option.

Dividend Yield. The expected dividend yield is based on the Company’s current dividend.

Expected Term. The expected term of the options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on historical experience with grants and exercises.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the six months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(in thousands)			(in thousands)
Outstanding at October 1, 2005	3,244	$24.57
Granted	320	59.35
Exercised	(493)	24.04
Forfeited/Expired	(2)	26.38
Outstanding at March 31, 2006	3,069	$28.28	6.18	$127,472
Vested and expected to vest at March 31, 2006	3,054	$28.12	6.16	$127,335

Exercisable at March 31, 2006	2,174	$23.70	5.21	$100,278

A summary of stock option activity under the Plan for the three months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	3,404	$27.89
Granted	—	—
Exercised	(334)	24.37
Forfeited/Expired	(1)	27.74
Outstanding at March 31, 2006	3,069	$28.28	6.18	$127,472

The weighted-average fair value of options granted in the first quarter of fiscal 2006 was $22.79. No options were granted in the second quarter of fiscal 2006. The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was $16.7 million and $22.4 million, respectively.

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years. The Company recognizes compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted for the six months ended March 31, 2006 was $60.475. There were no restricted stock options awarded in the three months ended March 31, 2006.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s restricted stock awards as of March 31, 2006, and changes during the six months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
	(in thousands)
Unvested at October 1, 2005	5	$32.02
Granted	101	60.48
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2006	106	$59.14

As of March 31, 2006, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.6 years.

In December 2005, the Company accelerated the vesting of 409,849 share options held by an employee. As a result of that modification, the Company recognized additional compensation expense of $2.2 million and $3.1 million respectively, for the three and six months ended March 31, 2006.

The Company has the right to satisfy option exercises from treasury shares and from authorized but unissued shares. The Company does not currently anticipate repurchasing shares in the open market during the remainder of the fiscal year.

Prior to October 1, 2005, stock-based awards were accounted for under APB 25 and related interpretations. Fixed plan common stock options generally did not result in compensation expense because the exercise price of the options issued by the Company was equal to the market price of the underlying stock on the date of grant. The following table illustrates the effect on the net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three and six months ended March 31, 2005 (in thousands except per share amounts):

	Three Months	Six Months
	Ended	Ended
	March 31, 2005	March 31, 2005

Net income, as reported	$22,350	$61,660
Add: Stock-based compensation expense included in the Consolidated Statements of Income, net of related tax effects	5	7
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(833)	(1,826)
Pro forma net income	$21,522	$59,841

Earnings per common share:
Basic-as reported	$0.44	$1.22
Basic-pro forma	$0.42	$1.18

Diluted-as reported	$0.43	$1.20
Diluted-pro forma	$0.41	$1.16

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.         Notes Payable and Long-term Debt

At March 31, 2006, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

At March 31, 2006, the Company had a committed unsecured line of credit totaling $50 million. Letters of credit totaling $16.4 million were outstanding against the line at March 31, 2006, leaving $33.6 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and a certain level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above. At March 31, 2006, no balances were outstanding under the line of credit. The revolving credit commitment expires July 11, 2006.

11.         Income Taxes

The Company’s effective tax rate was 38.6 percent in the first six months of fiscal 2006, compared to 41.2 percent in the first six months of fiscal 2005. The effective tax rate for the three months ended March 31, 2006 and 2005 was 37.9 percent and 41.2 percent, respectively. The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes. The effective tax rate decrease for both the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005 is due to the ratio of domestic earnings to international earnings increasing.

12.         Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $119.5 million are outstanding at March 31, 2006.

On or about April 10, 2006, the Company and its operator were sued for negligence in the death of a subcontractor’s employee. While the loss attributable to this lawsuit cannot be reasonably estimated, the Company’s ultimate exposure is limited to its $2 million insurance deductible plus a portion of defense costs. Various other legal actions, the majority of which arise in the ordinary course of business, are pending. The Company maintains insurance against certain business risks subject to certain deductibles. None of these legal actions are expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

13.         Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following operating segments:  U.S. Land, U.S. Offshore, and International. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, other South American countries and Africa. The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The key areas of operation include a

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

The Company evaluates segment performance based on income or loss from operations (segment operating income) before income taxes which includes:

•                  revenues from external and internal customers

•                  direct operating costs

•                  depreciation and

•                  allocated general and administrative costs

but excludes corporate costs for other depreciation, income from asset sales and other corporate income and expense.

General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which the Company believes to be a reasonable reflection of the utilization of services provided.

Segment operating income for all segments is a non-GAAP financial measure of the Company’s performance, as it excludes general expenses, corporate depreciation, income from asset sales and other corporate income and expense. The Company considers segment operating income to be an important supplemental measure of operating performance by presenting trends in the Company’s core businesses. This measure is used by the Company for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance of the Company’s reportable segments in the aggregate by eliminating items that affect comparability between periods. The Company believes that segment operating income is useful to investors because it provides a means to evaluate the operating performance of the segments and the Company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, segment operating income has limitations and should not be used as an alternative to operating income or loss, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect the Company’s operating performance in future periods.

Summarized financial information of the Company’s reportable segments for the six months ended March 31, 2006, and 2005, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2006
Contract Drilling:
U.S. Land	$366,422	$—	$366,422	$153,868
U.S. Offshore	63,223	—	63,223	12,480
International	111,374	—	111,374	22,414
	541,019	—	541,019	188,762
Real Estate	5,199	394	5,593	2,179
Segment operating income	546,218	394	546,612	190,941
Other	—	—	—	(10,686)
Eliminations	—	(394)	(394)	900
Operating income	$546,218	$—	$546,218	$181,155

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2005
Contract Drilling:
U.S. Land	$231,582	$—	$231,582	$61,385
U.S. Offshore	39,005	—	39,005	8,340
International	84,270	—	84,270	9,779
	354,857	—	354,857	79,504
Real Estate	5,272	393	5,665	1,936
Segment operating income	360,129	393	360,522	81,440
Other	—	—	—	(2,063)
Eliminations	—	(393)	(393)	915
Operating income	$360,129	$—	$360,129	$80,292

Summarized financial information of the Company’s reportable segments for the three months ended March 31, 2006, and 2005, is shown in the following tables:

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2006
Contract Drilling:
U.S. Land	$193,668	$—	$193,668	$82,877
U.S. Offshore	33,703	—	33,703	7,369
International	61,117	—	61,117	13,112
	288,488	—	288,488	103,358
Real Estate	2,342	202	2,544	726
Segment operating income	290,830	202	291,032	104,084
Other	—	—	—	(4,312)
Eliminations	—	(202)	(202)	479
Operating income	$290,830	$—	$290,830	$100,251

	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2005
Contract Drilling:
U.S. Land	$122,394	$—	$122,394	$35,797
U.S. Offshore	18,649	—	18,649	4,172
International	41,799	—	41,799	3,582
	182,842	—	182,842	43,551
Real Estate	2,608	202	2,810	861
Segment operating income	185,450	202	185,652	44,412
Other	—	—	—	(6,315)
Eliminations	—	(202)	(202)	460
Operating income	$185,450	$—	$185,450	$38,557

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)

Segment operating income	$104,084	$44,412	$190,941	$81,440

Income from asset sales	3,563	971	4,536	11,787
Corporate general and administrative costs and corporate depreciation	(7,396)	(6,826)	(14,322)	(12,935)
Operating income	100,251	38,557	181,155	80,292

Other income (expense):
Interest and dividend income	2,456	1,193	4,986	2,154
Interest expense	(1,946)	(3,246)	(4,526)	(6,555)
Gain (loss) on sale of investment securities	—	(36)	2,720	26,313
Other	27	348	(486)	346
Total other income (expense)	537	(1,741)	2,694	22,258

Income before income taxes and equity in income of affiliate	$100,788	$36,816	$183,849	$102,550

	March 31,	September 30,
	2006	2005
	(in thousands)
Total Assets
U.S. Land	$954,971	$809,403
U.S. Offshore	101,730	95,108
International	265,235	239,087
	1,321,936	1,143,598

Real Estate	31,890	32,203
Other	530,194	487,549
	$1,884,020	$1,663,350

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Operating revenues
United States	$229,713	$143,651	$434,844	$275,859
Venezuela	19,067	15,889	36,423	33,221
Ecuador	21,949	14,602	41,060	27,967
Other Foreign	20,101	11,308	33,891	23,082
Total	$290,830	$185,450	$546,218	$360,129

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

14.         Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2006 and 2005 as to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)

Service Cost	$1,021	$1,136	$2,042	$2,273
Interest Cost	1,210	1,154	2,420	2,308
Expected return on plan assets	(1,234)	(1,094)	(2,468)	(2,189)
Recognized net actuarial loss	219	239	438	478
Net pension expense	$1,216	$1,435	$2,432	$2,870

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At March 31,	2006	2005

Asset Category
Equity Securities	84.6%	73.8%
Debt Securities	13.9%	25.1%
Real Estate and Other	1.5%	1.1%
Total	100.0%	100.0%

Employer Contributions

The Company anticipates cash funding of its Pension Plan will be approximately $3.8 million in fiscal 2006. Through March 31, 2006, the Company had funded $1.8 million with an additional $0.7 million paid subsequent to that date.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries. Pension expense was approximately $92,000 and $80,000 for the three months ended March 31, 2006 and 2005, respectively. Pension expense was approximately $375,000 and $161,000 for the six months ended March 31, 2006 and 2005, respectively.

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

16.         Gain Contingencies

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

17.         Subsequent Events

Subsequent to March 31, 2006, the Company sold 50,000 shares of an available-for sale security resulting in a gain of approximately $5.6 million, $3.4 million after-tax. Proceeds from the sale were $6.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

The Company reported net income of $64.6 million ($1.22 per diluted share) from operating revenues of $290.8 million for the second quarter ended March 31, 2006, compared with net income of $22.4 million ($0.43 per diluted share) from operating revenues of $185.5 million for the second quarter of fiscal year 2005.

The following tables summarize operations by business segment for the three months ended March 31, 2006 and 2005. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 13 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

	Three Months Ended March 31,
	2006	2005
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$193,668	$122,394
Direct operating expenses	92,051	69,695
General and administrative expense	3,908	1,839
Depreciation	14,832	15,063
Segment operating income	$82,877	$35,797

Activity days	8,086	7,589
Average rig revenue per day	$22,593	$15,018
Average rig expense per day	$10,026	$8,074
Average rig margin per day	$12,567	$6,944
Rig utilization	98%	94%

U.S. LAND segment operating income increased to $82.9 million for the second quarter of fiscal 2006 compared to $35.8 million in the same period of fiscal 2005. Revenues were $193.7 million and $122.4 million in the second quarter of fiscal 2006 and 2005, respectively. Included in land revenues for the three months ended March 31, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $11.0 million and $8.4 million, respectively. The $47.1 million increase in segment operating income was primarily the result of increased activity days and higher dayrates.

Average land rig revenue per day was $22,593 and $15,018 for the second quarter of fiscal 2006 and 2005, respectively. The significant increase in average rig revenue per day was primarily due to higher dayrates. Land rig utilization was 98 percent and 94 percent for the second quarter of fiscal 2006 and 2005, respectively. Land rig activity days for the second quarter of fiscal 2006 were 8,086 compared with 7,589 for the same period of fiscal 2005, with an average of 89.8 and 84.3 rigs working during the second quarter of fiscal 2006 and 2005, respectively.

Average rig expense per day increased $1,952 to $10,026 per day at March 31, 2006 from $8,074 per day at March 31, 2005. Intense demand for a quality labor force has elevated payroll and related costs. Additionally, supplier cost increases for material and supplies contributed to the cost per day increase.

	Three Months Ended March 31,
	2006	2005
	(in thousands, except days and per day amounts)
U.S. OFFSHORE OPERATIONS
Revenues	$33,703	$18,649
Direct operating expenses	21,820	10,992
General and administrative expense	1,828	817
Depreciation	2,686	2,668
Segment operating income	$7,369	$4,172

Activity days	699	450
Average rig revenue per day	$39,707	$29,297
Average rig expense per day	$23,642	$14,928
Average rig margin per day	$16,065	$14,369
Rig utilization	71%	45%

U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

Revenues and direct operating expenses increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 as a result of five rigs returning to work. The increase in segment operating income in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was due to increased activity days and higher dayrates.

U.S. Offshore operations has had increasing demand for services resulting in nine of the Company’s eleven platform rigs contracted at March 31, 2006, including Rig 201, compared to five contracted at March 31, 2005. This has generated a 12 percent increase in operating margin per day comparing the second quarter of fiscal 2006 to the second quarter of 2005. The remaining two rigs are being bid.

	Three Months Ended March 31,
	2006	2005
	(in thousands, except days and per day amounts)
INTERNATIONAL OPERATIONS
Revenues	$61,117	$41,799
Direct operating expenses	42,398	32,920
General and administrative expense	872	497
Depreciation	4,735	4,800
Segment operating income	$13,112	$3,582

Activity days	2,160	1,728
Average rig revenue per day	$22,979	$19,430
Average rig expense per day	$15,003	$13,672
Average rig margin per day	$7,976	$5,758
Rig utilization	89%	71%

INTERNATIONAL DRILLING segment operating income for the second quarter of fiscal 2006 was $13.1 million, compared to $3.6 million in the same period of fiscal 2005. Rig utilization for international operations was 89 percent for this year’s second quarter, compared with 71 percent for the second quarter of fiscal 2005. During the quarter, an average of 24.0 rigs worked compared to an average of 19.2 rigs in the second quarter of fiscal 2005. International revenues were $61.1 million in the second quarter of fiscal 2006, compared with $41.8 million in the second quarter of fiscal 2005. The increase in revenue is attributable to increased activity days and increased dayrates. Included in International Drilling revenues for the three months ended March 31, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $6.8 million and $3.8 million, respectively.

Currently in Venezuela, the Company has ten deep rigs operating for PDVSA and one committed to commence operations in the third quarter. The one remaining idle rig continues to be bid on contracts. Rig utilization in Venezuela was 83.3 percent and 68.1 percent for the second quarter of fiscal 2006 and 2005, respectively.

Rig utilization in Ecuador was 100 percent for the second quarter of both fiscal 2006 and 2005. Rig utilization in Colombia increased to 100 percent in the second quarter of fiscal 2006 compared to 96.1 percent in the second quarter of 2005.

During the second quarter of fiscal 2006, Argentina had two rigs operating. Argentina has a third rig under contract that will commence operations in the third quarter of fiscal 2006. This rig was relocated from U.S. Land Operations during the first quarter of fiscal 2006.

Bolivia had one rig contracted during the second quarter of fiscal 2006. A rig was moved from Bolivia to Chile and worked at 100 percent utilization during the second quarter of fiscal 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

OTHER

General and administrative expenses increased to $14.0 million in the second quarter of fiscal 2006 from $9.6 million in the second quarter of fiscal 2005. The $4.4 million increase is primarily due to recording $3.9 million of stock-based compensation expense. Stock-based compensation includes $1.7 million related to the adoption of SFAS 123(R) and $2.2 million due to the Company accelerating the vesting of 409,849 share options held by an employee. Also contributing to the increase in general and administrative expenses are compensation bonuses of $.3 million.

Interest and dividend income increased to $2.5 million in the second quarter of fiscal 2006 compared to $1.2 million in the second quarter of fiscal 2005. The increase is due to higher earnings from increased cash and cash equivalent balances and short-term investments.

Interest expense was $2.0 million in the second quarter of fiscal 2006, compared to $3.2 million in the same period of fiscal 2005. Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters. The reduction in interest expense is due to capitalized interest of $1.3 million related to the Company’s rig construction in the second quarter of fiscal 2006.

Income from asset sales was $3.6 million in the second quarter of fiscal 2006, compared to $1.0 million in the same period of fiscal 2005. The increase of $2.6 million is primarily due to the sale of a domestic land rig in the second quarter of fiscal 2006.

Six Months Ended March 31, 2006 vs. Six Months Ended March 31, 2005

The Company reported net income of $115.4 million ($2.18 per diluted share) from operating revenues of $546.2 million for the six months ended March 31, 2006, compared with net income of $61.7 million ($1.20 per diluted share) from operating revenues of $360.1 million for the first six months of fiscal year 2005. Net income for the first six months of fiscal 2006 includes $1.7 million ($0.03 per diluted share) of after-tax gains from the sale of available-for-sale securities. Net income for the first six months of fiscal 2005 includes $16.0 million ($0.31 per diluted share) of after-tax gains from the sale of available-for-sale securities.

The following tables summarize operations by business segment for the six months ended March 31, 2006 and 2005. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 13 to the financial statements.

	2006	2005
	(in 000’s, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$366,422	$231,582
Direct operating expenses	176,266	136,673
General and administrative expense	6,990	3,705
Depreciation	29,298	29,819
Segment operating income	$153,868	$61,385

Activity days	16,121	15,177
Average rig revenue per day	$21,399	$14,191
Average rig expense per day	$9,603	$7,938
Average rig margin per day	$11,796	$6,253
Rig utilization	97%	93%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

U.S. LAND operating results in the first six months of fiscal 2006 increased significantly from the same period in fiscal 2005. Segment operating income was $153.9 million and $61.4 million in the first six months of fiscal 2006 and 2005, respectively.

Revenues were $366.4 million in the first six months of fiscal 2006, compared with $231.6 million in the same period of fiscal 2005. Included in land revenues for the six months ended March 31, 2006 and March 31, 2005 are reimbursements for “out-of-pocket” expenses of $21.4 million and $16.2 million, respectively. The $92.5 million increase in segment operating income was primarily the result of higher land rig margins and increased rig days.

The 89 percent increase in average rig margins was due primarily to higher dayrates in fiscal 2006. Land rig utilization was 97 percent and 93 percent for the six months of fiscal 2006 and 2005, respectively. Land rig revenue days for the first six months of 2006 were 16,121 compared with 15,177 for the same period of 2005, with an average of 88.6 and 83.4 rigs working during the first six months of fiscal 2006 and 2005, respectively. The increase in rig days and average rigs working is attributable to increased activity days for the same rigs working in 2006 and 2005 at higher dayrates in 2006. During the first quarter of fiscal 2006, one rig was transferred from the Company’s U.S. Land rig fleet to the International rig fleet for a two-year term contract in Argentina.

	2006	2005
	(in 000’s, except days and per day amounts)
U.S. OFFSHORE OPERATIONS
Revenues	$63,223	$39,005
Direct operating expenses	42,128	23,839
General and administrative expense	3,265	1,651
Depreciation	5,350	5,175
Segment operating income	$12,480	$8,340

Activity days	1,343	1,013
Average rig revenue per day	$38,092	$27,350
Average rig expense per day	$23,328	$14,552
Average rig margin per day	$14,764	$12,798
Rig utilization	67%	51%

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income increased due to increasing demand and increased dayrates. Included in offshore revenues for the six months ended March 31, 2006 and March 31, 2005 are reimbursements for “out-of-pocket” expenses of $7.2 million and $2.9 million, respectively. Segment operating income increased to $12.5 million in the first six months of fiscal 2006 from $8.3 million in the first six months of 2005. Rig days were 1,343 and 1,013 for the first six months of fiscal 2006 and 2005, respectively. Rig utilization for the same periods was 67 percent and 51 percent, respectively.

Nine of the Company’s eleven platform rigs, including Rig 201, are currently contracted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

	2006	2005
	(in 000’s, except days and per day amounts)
INTERNATIONAL OPERATIONS
Revenues	$111,374	$84,270
Direct operating expenses	78,091	63,775
General and administrative expense	1,478	1,150
Depreciation	9,391	9,566
Segment operating income	$22,414	$9,779

Activity days	4,188	3,551
Average rig revenue per day	$21,674	$19,316
Average rig expense per day	$14,281	$13,504
Average rig margin per day	$7,393	$5,812
Rig utilization	86%	71%

INTERNATIONAL DRILLING segment operating income in the first six months of fiscal 2006 was $22.4 million, compared to $9.8 million in the same period of 2005. The increase in segment operating income is primarily the result of increased rig activity and higher dayrates. Rig utilization for international operations averaged 86 percent for the first six months of fiscal 2006, compared with 71 percent for the first six months of fiscal 2005. An average of 23.1 rigs worked during the first six months of fiscal 2006, compared to 19.6 rigs in the first six months of fiscal 2005. International revenues were $111.4 million and $84.3 million in the first six months of fiscal 2006 and 2005, respectively. Included in International Drilling revenues for the six months ended March 31, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $11.9 million and $6.9 million, respectively. The overall increase in margins per day was primarily the result of dayrate increases in Ecuador and Venezuela. Additionally, activity days in Chile and Argentina increased.

Effective March 3, 2005, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1920 to 2150. Included in direct operating expenses for the six months ended March 31, 2005 is a $1.7 million exchange loss primarily related to the Venezuelan currency devaluation, compared to a $.2 million currency devaluation loss for the same period in 2006.

OTHER

General and administrative expenses increased to $25.9 million in the first six months of fiscal 2006 from $18.8 million in the first six months of fiscal 2005. The $7.1 million increase is primarily due to recording $6.6 million of stock-based compensation expense. Stock-based compensation includes $3.5 million related to the adoption of SFAS 123(R) and $3.1 million due to the Company accelerating the vesting of 409,849 share options held by an employee. Also contributing to the increase in general and administrative expenses are compensation bonuses of $.5 million.

Interest and dividend income increased to $5.0 million in the first six months of 2006, compared to $2.2 million in the same period of fiscal 2005. The increase is attributable to higher earnings from increased cash and cash equivalent balances and short-term investments.

Income from the sale of investment securities decreased to $2.7 million in the first six months of fiscal 2006, compared to $26.3 million in the same period of fiscal 2005. The first six months of 2005 includes gains from the sale of securities of $26.3 million, $16.0 million after-tax ($0.31 per diluted share), primarily from the sale of 1,000,000 shares of Atwood Oceanics, Inc. The first six months of 2006 includes gains from the sale of available-for-sale securities of $2.7 million, $1.7 million after-tax ($0.03 per diluted share).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2006

Income from asset sales decreased to $4.5 million in the first six months of 2006, compared to $11.8 million in the same period of fiscal 2005. The decrease of $7.3 million is primarily due to the sale of two domestic land rigs in 2005 and the sale of one domestic land rig in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances decreased to $195.2 million at March 31, 2006 from $288.8 million at September 30, 2005. Contributing to the decrease in cash and cash equivalents were: the purchase of short-term investments of $83.0 million, net cash provided by operating activities of $137.8 million, proceeds from the sale of investment securities of $3.1 million, proceeds from the sale of assets of $7.9 million, proceeds from the sale of short-term investments of $2.0 million, cash received from the exercise of stock options and the excess tax benefit from stock-based compensation of $18.1 million, capital expenditures of $170.9 million and dividends paid of $8.6 million.

In January and March 2006, the Company announced that three-year term contracts were reached with two different exploration and production companies to operate a combined 9 new FlexRigs. In April, 2006, the Company announced commitments for an additional two new FlexRigs. With these contracts and those previously announced, the Company has committed to build 61 new FlexRigs. All of the signed contracts, with 16 exploration and production companies, contain a minimum term of three years. The first rig was completed late December 2005 and commenced operations in western Colorado in January 2006. Four more rigs were delivered to the field and began operations in the second quarter of fiscal 2006. The remaining rigs are expected to be delivered to the field at the rate of two to three per month, increasing to four per month in the summer of 2006. The total cost was initially estimated at $11 million to $14 million per rig, depending on equipment requirements for each rig.  Due to underestimated cost pressures associated with a strong upcycle and the impact of last year’s hurricanes on labor availability and costs, the estimated cost per rig is 13 percent higher for the 30 rigs scheduled to be delivered in fiscal 2006. The construction of approximately 30 new rigs scheduled to be completed in fiscal 2006 will be financed primarily by internally generated cash flow.

Capital expenditures were $170.9 million and $22.5 million for the first six months of fiscal 2006 and 2005, respectively. Capital expenditures increased from 2005 due to the Company’s current construction program of new FlexRigs.

The Company anticipates capital expenditures to total approximately $500 million for fiscal 2006. Included in the $500 million is the cost to construct 30 rigs scheduled to be built in fiscal 2006. Capital expenditures will be financed primarily by internally generated cash flow.

Current cash, investments in short-term money market securities, and cash generated from operating activities are expected to meet the Company’s estimated capital expenditures, including FlexRig construction done in fiscal 2006, and other expected cash requirements for fiscal 2006. The Company’s indebtedness totaled $200 million at March 31, 2006, as described in Note 10 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2005.

PART I. FINANCIAL INFORMATION
March 31, 2006

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 1, 2006. Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation. The matters presented for vote received the following for and withheld votes as noted below:

(1)                                  To elect three Directors comprising the class of Directors of the Company known as the “Third Class” for a three-year term expiring in 2009. Each of the nominees for directorship was elected by the affirmative vote of a plurality of the shares of voted common stock. The number of votes for and withheld from each Director, respectively, were as follows: W. H. Helmerich, III 41,429,550 for and 5,651,654 shares withheld; Glenn A. Cox 41,989,947 for and 5,091,257 shares withheld; and Edward B. Rust, Jr. 43,601,952 for and 3,479,251 shares withheld. There were no broker non-votes or other abstentions. The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, George S. Dotson, Paula Marshall, William L. Armstrong and John D. Zeglis.

(2)                                  To approve the proposed Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan which, among other things, authorizes the Board of Directors to grant nonqualified and incentive stock options, restricted stock awards, stock appreciation rights and performance units to selected employees and to non-employee Directors. A total of 2,000,000 shares of common stock have been authorized for award under the Plan. The Plan was approved with 37,429,264 for, 3,406,858 shares against, 658,630 shares abstaining, and 5,586,452 broker non-votes.

PART II. OTHER INFORMATION

ITEM 6.                             EXHIBITS

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

3.1	Amended and Restated By-laws of Helmerich & Payne, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed March 2, 2006).
10.1	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 26, 2006).
10.2	Advisory Services Agreement dated February 17, 2006, between the Registrant and George S. Dotson (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 21, 2006).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 5, 2006	By:	/S/HANS C HELMERICH
Hans C. Helmerich, President

Date:	May 5, 2006	By:	/S/DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

3.1	Amended and Restated By-laws of Helmerich & Payne, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed March 2, 2006).
10.1	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 26, 2006).
10.2	Advisory Services Agreement dated February 17, 2006, between the Registrant and George S. Dotson (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 21, 2006).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.