Form 10-K/A
period 2005-09-30
HELMERICH & PAYNE INC
filed 2006-07-28
CIK 46765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-4221

HELMERICH & PAYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

1437 S. Boulder Ave., Suite 1400, Tulsa, Oklahoma	74119-3623
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(918) 742-5531

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock ($0.10 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

At March 31, 2005, the aggregate market value of the voting stock held by non-affiliates was $1,945,419,202.

Number of shares of common stock outstanding at December 2, 2005:       52,011,465.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents		10-K Parts

(1)	Annual Report to Stockholders for the fiscal year Ended September 30, 2005	Parts I and II
(2)	Proxy Statement for Annual Meeting of Stock-Holders to be held March 1, 2006	Part III

EXPLANATORY NOTE

Helmerich & Payne, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A for the year ended September 30, 2005 (the “Amended Annual Report”), to amend its Annual Report on Form 10-K for the year ended September 30, 2005 (the “Original Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2005.  The Company is filing the Amended Annual Report in response to comments received from the SEC regarding the Company’s Original Annual Report.

The Amended Annual Report revises various disclosures in the Original Annual Report generally as follows: (i) with respect to the Form 10-K, revision was made to the cover page under the caption “Title of Each Class,” certain incorporation by reference notations were added in relation to the Annual Report which is Exhibit 13 to the Form 10-K, and the “Other” line item in the table under Item 6. — Selected Financial Data, was removed; (ii) with respect to Management’s Discussion & Analysis of Results of Operations and Financial Condition contained in the Company’s Annual Report which is Exhibit 13 to the Form 10-K, (a) under the caption “Results of Operations,” certain references to “operating income” in the tables pertaining to summarized business segment operations were re-captioned as “segment operating income” to reflect the Company’s segment reporting, (b) revisions were made to the disclosure under the caption “Liquidity and Capital Resources,” as well as the table under the heading “Material Commitments” regarding purchase obligations, and (c) additional disclosure was made pertaining to depreciation under the caption “Critical Accounting Policies and Estimates”; (iii) with respect to the Company’s financial statements and the accompanying notes contained in the Company’s Annual Report which is Exhibit 13 to the Form 10-K, (a)  certain line items in the table captioned “Financial and Operating Review” were revised to match the Company’s presentation in the Consolidated Statements of Income,” (b) under the “Consolidated Statements of Income,” “Income from asset sales” was reclassified into “Operating Costs and Expenses,” (c) a portion of Note 1 captioned “Drilling Revenues” was revised, (d) the text of Note 14, “Segment Reporting,” was revised, as were the tables thereto (reportable segments were not changed) as well as Note 16; and (iv) with respect to the certifications contained in Exhibits 31.1 and 31.2, certain introductory wording contained therein was modified.

The Original Annual Report is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Original Annual Report are not being re-filed in this Amended Annual Report).  The information contained in the Original Annual Report is not otherwise updated or amended by this Amended Annual Report and this Amended Annual Report does not reflect events occurring after the filing of the Original Annual Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT’S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “WILL”, “EXPECT”, “INTEND”, “ESTIMATE”, “ANTICIPATE”, “BELIEVE”, OR “CONTINUE” OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY.  ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT’S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION “RISK FACTORS” BEGINNING ON PAGE 15, AS WELL AS IN MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ON PAGES 7 THROUGH 33 OF THE COMPANY’S ANNUAL REPORT.  ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.  THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

HELMERICH & PAYNE, INC.
FORM 10-K/A
YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

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

FINANCIAL

Information relating to revenues, total assets and operating income or loss by business segments may be found on, and is incorporated by reference to, pages 58 through 61 of the Company’s Annual Report (Exhibit 13 to this Form 10-K/A).

EMPLOYEES

The Company had 3,615 employees within the United States (six of which were part-time employees) and 1,186 employees in international operations as of September 30, 2005.

AVAILABLE INFORMATION

Information relating to the Company’s internet address and the Company’s SEC filings may be found on, and is incorporated by reference to, page 63 of the Company’s Annual Report (Exhibit 13 to this Form 10-K/A).

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

4.                  Indemnification and Insurance Coverage

The Company has insurance coverage for comprehensive general liability, public liability, automobile liability, worker’s compensation, employer’s liability, and property damage.  Generally, deductibles range from $1 million or $2 million per occurrence, depending on whether a claim occurs inside or outside of the United States.  The Company maintains certain other insurance coverages with $5 million deductibles.  Insurance is purchased over these deductibles to limit the Company’s exposure to catastrophic events.  In fiscal 2005, the Company obtained property insurance for 85 percent of the aggregate estimated replacement cost of its land rigs in excess of a $1 million deductible.  The Company self-insured the remaining 15 percent of such land rig value.  No insurance is carried against loss of earnings or business interruption.  The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally indemnified under its drilling contracts from this risk.

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

Item 2.  PROPERTIES

CONTRACT DRILLING

The following table sets forth certain information concerning the Company’s U.S. drilling rigs as of September 30, 2005:

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower

FLEXRIGS

TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
TEXAS	178	18,000	SCR (FlexRig2)	1,500
WYOMING	179	18,000	SCR (FlexRig2)	1,500
WYOMING	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500
TEXAS	213	18,000	AC (FlexRig3)	1,500
TEXAS	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
TEXAS	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
TEXAS	219	18,000	AC (FlexRig3)	1,500
TEXAS	220	18,000	AC (FlexRig3)	1,500
LOUISIANA	221	18,000	AC (FlexRig3)	1,500
OKLAHOMA	222	18,000	AC (FlexRig3)	1,500
TEXAS	223	18,000	AC (FlexRig3)	1,500
TEXAS	224	18,000	AC (FlexRig3)	1,500
TEXAS	225	18,000	AC (FlexRig3)	1,500
TEXAS	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	228	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	230	18,000	AC (FlexRig3)	1,500
TEXAS	231	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
TEXAS	232	18,000	AC (FlexRig3)	1,500
TEXAS	233	18,000	AC (FlexRig3)	1,500
TEXAS	234	18,000	AC (FlexRig3)	1,500
TEXAS	235	18,000	AC (FlexRig3)	1,500
TEXAS	236	18,000	AC (FlexRig3)	1,500
TEXAS	237	18,000	AC (FlexRig3)	1,500
TEXAS	238	18,000	AC (FlexRig3)	1,500
COLORADO	239	18,000	AC (FlexRig3)	1,500
TEXAS	240	18,000	AC (FlexRig3)	1,500
COLORADO	241	18,000	AC (FlexRig3)	1,500

HIGHLY MOBILE RIGS

OKLAHOMA	140	10,000	Mechanical	900
Oklahoma	158	10,000	SCR	900
TEXAS	156	12,000	Mechanical	1,200
WYOMING	159	12,000	Mechanical	1,200
TEXAS	141	14,000	Mechanical	1,200
TEXAS	142	14,000	Mechanical	1,200
OKLAHOMA	143	14,000	Mechanical	1,200
TEXAS	145	14,000	Mechanical	1,200
TEXAS	155	14,000	SCR	1,200
WYOMING	146	16,000	SCR	1,200
TEXAS	147	16,000	SCR	1,200
WYOMING	154	16,000	SCR	1,500

CONVENTIONAL RIGS

TEXAS	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
TEXAS	118	16,000	SCR	1,200
OKLAHOMA	119	16,000	SCR	1,200
TEXAS	120	16,000	SCR	1,200
TEXAS	171	16,000	Mechanical	1,000
WYOMING	172	16,000	Mechanical	1,000
TEXAS	122	16,000	SCR	1,700
TEXAS	162	18,000	SCR	1,500
LOUISIANA	79	20,000	SCR	2,000
OKLAHOMA	80	20,000	SCR	1,500
TEXAS	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
TEXAS	173	20,000	Mechanical	2,000
TEXAS	97	26,000	SCR	2,000
TEXAS	99	26,000	SCR	2,000
TEXAS	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
TEXAS	134	30,000	SCR	3,000
LOUISIANA	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
TEXAS*	139	30,000+	SCR	3,000

OFFSHORE PLATFORM RIGS

LOUISIANA	91	20,000	Conventional	3,000
GULF OF MEXICO	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Tension-leg	2,000
GULF OF MEXICO	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
LOUISIANA	105	30,000	Conventional	3,000
LOUISIANA	106	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

*                    Rig moved to Argentina in November, 2005

The following table sets forth information with respect to the utilization of the Company’s U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2001	2002	2003	2004	2005
U.S. Land Rigs
Number of rigs owned at end of period	49	66	83	87	91
Average rig utilization rate during period (1)	97%	84%	81%	87%	94%

U.S. Offshore Platform Rigs
Number of rigs owned at end of period	10	12	12	11	11
Average rig utilization rate during period (1)	98%	83%	51%	48%	53%

(1)             A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

The following table sets forth certain information concerning the Company’s international drilling rigs as of September 30, 2005:

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Bolivia*	123	26,000	SCR	2,100
Bolivia	151	30,000+	SCR	3,000
Argentina	175	30,000	SCR	3,000
Colombia	133	30,000	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Ecuador	22	18,000	SCR (Heli Rig)	1,700
Ecuador	23	18,000	SCR (Heli Rig)	1,500
Ecuador	132	18,000	SCR	1,500
Ecuador	176	18,000	SCR	1,500
Ecuador	121	20,000	SCR	1,700
Ecuador	117	26,000	SCR	2,500
Ecuador	138	26,000	SCR	2,500
Ecuador	190	26,000	SCR	2,000
Venezuela	148	26,000	SCR	2,000
Venezuela	160	26,000	SCR	2,000
Venezuela	113	30,000	SCR	3,000
Venezuela	115	30,000	SCR	3,000
Venezuela	116	30,000	SCR	3,000
Venezuela	127	30,000	SCR	3,000
Venezuela	128	30,000	SCR	3,000
Venezuela	129	30,000	SCR	3,000
Venezuela	135	30,000	SCR	3,000
Venezuela	150	30,000	SCR	3,000
Venezuela	174	30,000	SCR	3,000
Venezuela	153	30,000+	SCR	3,000

*                    Rig moved to Chile in the first quarter of fiscal 2006

The following table sets forth information with respect to the utilization of the Company’s international drilling rigs for the periods indicated:

	Years ended September 30,
	2001	2002	2003	2004	2005
Number of rigs owned at end of Period	37	33	32	32	26
Average rig utilization rate during period (1)(2)	56%	51%	39%	54%	77%

(1)    A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

(2)    Does not include rigs returned to United States for major modifications and upgrades.

REAL ESTATE OPERATIONS

See Item 1.  BUSINESS,  pages 11 through 14 of this Report.

STOCK PORTFOLIO

Information required by this item regarding the stock portfolio held by the Company may be found on, and is incorporated by reference to, page 25 of the Company’s Annual Report (Exhibit 13 to this Form 10-K/A) under the caption, “Management’s Discussion & Analysis of Results of Operations and Financial Condition.”

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

W. H. Helmerich, III, 82	Director since 1949; Chairman of the Board since
Chairman of the Board	1960

Hans Helmerich, 47	Director since 1987; President and Chief Executive
President and Chief	Officer since 1989
Executive Officer

George S. Dotson, 64	Director since 1990; Vice President since 1977 and
Vice President	President and Chief Operating Officer of Helmerich
& Payne International Drilling Co. since 1977

Douglas E. Fears, 56	Vice President and Chief Financial Officer since
1988

Steven R. Mackey, 54	Secretary since 1990; Vice President and General
Vice President,	Counsel since 1988
Secretary and General
Counsel

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

Summary of All Existing Equity Compensation Plans

The following chart sets forth information concerning the equity compensation plans of the Company as of September 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,244,073	$24.566	754,505

Equity compensation plans not approved by security holders (2)	—	—	—

Total	3,244,073	$24.566	754,505

(1)           Includes the 1990 Stock Option Plan, the 1996 Stock Incentive Plan and the 2000 Stock Incentive Plan of the Company.

(2)           The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management’s Discussion & Analysis of Results of Operations and Financial Condition contained on pages 7 through 33 of the Company’s Annual Report.  On September 30, 2002, the Company spun off Cimarex Energy Co.  The historical financial data for the business conducted by Cimarex Energy Co. for 2002 has been reported as discontinued operations which is not included in the five-year summary of selected financial data.

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

Item 7.    MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                CONDITION

Information required by this item may be found on, and is incorporated by reference to, pages 7 through 33 of the Company’s Annual Report (Exhibit 13 to this Form 10-K/A) under the caption “Management’s Discussion & Analysis of Results of Operations and Financial Condition.”

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption “Risk Factors” beginning on page 15 of this Report and on, and is incorporated by reference to, the following pages of the Company’s Annual Report (Exhibit 13 to this Form 10-K/A) under Management’s Discussion & Analysis of Results of Operations and Financial Condition and in Notes to Consolidated Financial Statements:

Market Risk	Page

• Foreign Currency Exchange Rate Risk	30-32
• Commodity Price Risk	32
• Interest Rate Risk	32-33
• Equity Price Risk	33

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found on, and is incorporated by reference to, pages 35 through 62 of the Company’s Annual Report (Exhibit 13 to this Form 10-K/A).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

Item 9(A).  CONTROLS AND PROCEDURES

a)                 Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that:

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

b)                Management’s Report of Internal Control over Financial Reporting.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on the Company’s evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2005.

The Company’s registered public accounting firm that audited the Company’s financial statements, Ernst & Young LLP, has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Helmerich & Payne, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that Helmerich & Payne, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich and Payne, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

c)                 Changes in Internal Controls.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(B).  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required under this item with respect to Directors and with respect to delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 1, 2006, to be filed with the Commission not later than 120 days after September 30, 2005.  The information required by this Item with respect to the Company’s Executive Officers appears on pages 32 and 33 of this Report and is incorporated herein by reference.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in the Company’s Annual Report on the pages indicated below and are incorporated herein by reference:

		Report of Independent Registered Public Accounting Firm	34

		Consolidated Statements of Income for the Years Ended September 30, 2005, 2004 and 2003	35

		Consolidated Balance Sheets at September 30, 2005 and 2004	36-37

		Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003	38

		Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003	39

		Notes to Consolidated Financial Statements	40-62

	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

	3.

Exhibits. The following documents are included as exhibits to this Annual Report. Exhibits incorporated by reference or which are otherwise not included herein are available free of charge upon written request.

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

4.2	Amendment to Rights Agreement dated December 8, 2005, between the Company and UMB Bank, N.A. is incorporated herein by reference to Exhibit 4 of the Company’s Form 8-K filed on December 12, 2005.

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

13.	The Company’s Annual Report to Shareholders for fiscal 2005.

21.	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By	/s/ Hans Helmerich
Hans Helmerich, President and
Chief Executive Officer
Date: July 28, 2006

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

4.2	Amendment to Rights Agreement dated December 8, 2005, between the Company and UMB Bank, N.A. is incorporated herein by reference to Exhibit 4 of the Company’s Form 8-K filed on December 12, 2005.

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

13.	The Company’s Annual Report to Shareholders for fiscal 2005.

21.	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management or Compensatory Plan or Arrangement.