Form 10-Q/A
period 2005-12-31
HELMERICH & PAYNE INC
filed 2006-07-28
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2006
Common Stock, $0.10 par value	52,233,337

Total Number of Pages - 22

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Helmerich & Payne, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2005 (the “Amended Quarterly Report”), to amend its Quarterly Report on Form 10-Q for the year ended December 31, 2005 (the “Original Quarterly Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2006.  The Company is filing the Amended Quarterly Report in response to comments received from the SEC regarding the Company’s Original Quarterly Report.

The Amended Quarterly Report revises various disclosures in the Original Quarterly Report generally as follows:  (i) with respect to the “Consolidated Condensed Statements of Income” under Item 1 of the Form 10-Q, “Income from asset sales” was reclassified into “Operating Costs and Expenses;” (ii) the text of Note 13 (to the financial statements) captioned “Segment Information” was revised, as were the tables thereto (reportable segments were not changed); and (iii)  under the “Results of Operations” section of Management’s Discussion & Analysis of Results of Operations and Financial Condition contained in Item 2 of the Form 10-Q, certain references to “operating income” therein pertaining to summarized business segment operations were re-captioned as “segment operating income” to reflect the Company’s segment reporting.

The Original Quarterly Report is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein.  The information contained in the Original Quarterly Report is not otherwise updated or amended by this Amended Quarterly Report and this Amended Quarterly Report does not reflect events occurring after the filing of the Original Quarterly Report.

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$301,578	$288,752
Accounts receivable, less reserve of $1,792 at December 31, 2005 and $1,791 at September 30, 2005	186,571	162,646
Inventories	21,658	21,313
Deferred income tax	7,038	8,765
Prepaid expenses and other	30,406	18,321
Total current assets	547,251	499,797
Investments	192,166	178,452
Property, plant and equipment, net	1,018,971	981,965
Other assets	3,387	3,136
Total assets	$1,761,775	$1,663,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,310	$44,854
Accrued liabilities	70,917	44,627
Total current liabilities	116,227	89,481
Long-term notes payable	200,000	200,000
Deferred income taxes	253,388	246,975
Other	49,688	47,656
Total noncurrent liabilities	503,076	494,631
SHAREHOLDERS’ EQUITY
Common stock, par value $.10 per share: authorized common 80,000; issued 53,529	5,353	5,353
Preferred stock, no shares issued	—	—
Additional paid-in capital	118,202	112,297
Retained earnings	985,881	939,380
Unearned compensation	—	(134)
Accumulated other comprehensive income	55,788	47,544
Treasury stock, at cost	(22,752)	(25,202)
Total shareholders’ equity	1,142,472	1,079,238
Total liabilities and shareholders’ equity	$1,761,775	$1,663,350

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,
	2005	2004
Operating revenues:
Drilling — U.S. Land	$172,754	$109,188
Drilling — U.S. Offshore	29,520	20,356
Drilling — International	50,257	42,471
Real Estate	2,857	2,664
	255,388	174,679
Operating costs and other:
Operating costs, excluding depreciation	140,596	111,252
Depreciation	22,923	23,262
General and administrative	11,938	9,246
Income from asset sales	(973)	(10,816)
	174,484	132,944
Operating income	80,904	41,735

Other income (expense):
Interest and dividend income	2,530	961
Interest expense	(2,580)	(3,309)
Gain on sale of investment securities	2,720	26,349
Other	(513)	(2)
	2,157	23,999
Income before income taxes and equity in income of affiliate	83,061	65,734

Income tax provision	32,802	27,130
Equity in income of affiliate net of income taxes	555	706

NET INCOME	$50,814	$39,310

Earnings per common share:
Basic	$0.98	$0.78
Diluted	$0.96	$0.77

Weighted average shares outstanding:
Basic	51,993	50,543
Diluted	53,087	51,256

Dividends declared per common share	$0.0825	$0.0825

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Est. Fair Value
	(in thousands)
Equity Securities 12/31/05	$27,440	$107,297	$—	$134,737
Equity Securities 09/30/05	$30,937	$94,000	$—	$124,937

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the Plan for the three months ended December 31, 2005 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	3,244	$24.57
Granted	320	59.35
Exercised	(159)	23.34
Forfeited/Expired	(1)	25.45
Outstanding at December 31, 2005	3,404	$ 27.89	6.21	$115,789
Vested and expected to vest at December 31, 2005	3,388	$ 27.75	6.20	$115,750

Exercisable at December 31, 2005	2,418	$ 23.61	5.19	$92,626

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

A summary of the status of the Company’s restricted stock awards as of December 31, 2005, and changes during the three months then ended is presented below:

Restricted Stock Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested at October 1, 2005	5	$32.02
Granted	101	60.48
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2005	106	$ 59.14

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

13.   Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following operating segments:  U.S. Land, U.S. Offshore, and International. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, and Argentina. The international operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its international operations into one reportable segment. The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The key areas of operation include a shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

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

Segment operating income for all segments is a non-GAAP financial measure of the Company’s performance, as it excludes general and administrative expenses, corporate depreciation, income from asset sales and other corporate income and expense. The Company considers segment operating income to be an important supplemental measure of operating performance for presenting trends in the Company’s core businesses.  This measure is used by the Company for planning and budgeting purposes and to facilitate period-to-period comparisons in operating performance of the Company’s reportable segments in the aggregate by eliminating items that affect comparability between periods. The Company believes that segment operating income is useful to investors because it provides a means to evaluate the operating performance of the segments and the Company on an ongoing basis using criteria that are used by our internal decision makers. Additionally, it highlights operating trends and aids analytical comparisons. However, segment operating income has limitations and should not be used as an alternative to operating income or loss, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect the Company’s operating performance in future periods.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended December 31, 2005, and 2004, is shown in the following tables:

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income
December 31, 2005
Contract Drilling:
U.S. Land	$172,754	$—	$172,754	$70,991
U.S. Offshore	29,520	—	29,520	5,111
International	50,257	—	50,257	9,302
	252,531	—	252,531	85,404
Real Estate	2,857	192	3,049	1,453
	255,388	192	255,580	86,857
Eliminations	—	(192)	(192)	—
Total	$255,388	$—	$255,388	$86,857

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income
December 31, 2004
Contract Drilling:
U.S. Land	$109,188	$—	$109,188	$25,588
U.S. Offshore	20,356	—	20,356	4,168
International	42,471	—	42,471	6,197
	172,015	—	172,015	35,953
Real Estate	2,664	191	2,855	1,075
	174,679	191	174,870	37,028
Eliminations	—	(191)	(191)	—
Total	$174,679	$—	$174,679	$37,028

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Segment operating income	$86,857	$37,028
Income from asset sales	973	10,816
Corporate general and administrative costs and corporate depreciation	(6,926)	(6,109)
Operating income	80,904	41,735

Other income (expense):
Interest and dividend income	2,530	961
Interest expense	(2,580)	(3,309)
Gain on sale of investment securities	2,720	26,349
Other	(513)	(2)
Total other income (expense)	2,157	23,999

Income before income taxes and equity in income of affiliate	$83,061	$65,734

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	September 30,
	2005	2005
	(in thousands)
Total Assets
U.S. Land	$855,920	$809,403
U.S. Offshore	103,834	95,108
International	254,748	239,087
	1,214,502	1,143,598

Real Estate	32,554	32,203
Other	514,719	487,549
	$1,761,775	$1,663,350

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Operating revenues
United States	$205,131	$132,208
Venezuela	17,356	17,232
Ecuador	19,111	13,365
Other Foreign	13,790	11,874
Total	$255,388	$174,679

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

	Three Months Ended December 31,
U.S. LAND OPERATIONS	2005	2004
	(in thousands, except days and per day amounts)
Revenues	$172,754	$109,188
Direct operating expenses	84,215	66,978
General and administrative expense	3,082	1,866
Depreciation	14,466	14,756
Segment operating income	$70,991	$25,588

Activity days	8,035	7,588
Average rig revenue per day	$20,198	$13,363
Average rig expense per day	$9,179	$7,800
Average rig margin per day	$11,019	$5,563
Rig utilization	97%	92%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

U.S. LAND segment operating income increased to $71.0 million for the first quarter of fiscal 2006 compared to $25.6 million in the same period of fiscal 2005.  Revenues were $172.8 million and $109.2 million in the first quarter of fiscal 2006 and 2005, respectively. Included in land revenues for the three months ended December 31, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $10.5 million and $7.8 million, respectively. The $45.4 million increase in segment operating income was primarily the result of increased activity days and higher dayrates.

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

	Three Months Ended December 31,
U.S. OFFSHORE OPERATIONS	2005	2004
	(in thousands, except days and per day amounts)
Revenues	$29,520	$20,356
Direct operating expenses	20,308	12,847
General and administrative expense	1,437	834
Depreciation	2,664	2,507
Segment operating income	$5,111	$4,168

Activity days	644	563
Average rig revenue per day	$36,339	$25,793
Average rig expense per day	$22,986	$14,251
Average rig margin per day	$13,353	$11,542
Rig utilization	64%	56%

U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.8 million and $1.5 million for the three months ended December 31, 2005 and 2004, respectively.

Revenues and direct operating expenses increased as a result of four rigs returning to work in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The increase in segment operating income in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to increased activity days and higher dayrates.  The first quarter of fiscal 2006 was negatively impacted due to the loss of segment operating income from Rig 201, damaged by Hurricane Katrina in the fourth quarter of fiscal 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2005

As of December 31, 2005, eight of the Company’s eleven platform rigs are currently contracted, including Rig 201.  A ninth rig has been contracted to start operations in the second quarter of fiscal 2006.  The remaining two rigs are currently being marketed.

	Three Months Ended December 31,
INTERNATIONAL OPERATIONS	2005	2004
	(in thousands, except days and per day amounts)
Revenues	$50,257	$42,471
Direct operating expenses	35,693	30,855
General and administrative expense	606	653
Depreciation	4,656	4,766
Segment operating income	$9,302	$6,197

Activity days	2,028	1,823
Average rig revenue per day	$20,285	$19,208
Average rig expense per day	$13,512	$13,346
Average rig margin per day	$6,773	$5,862
Rig utilization	83%	71%

INTERNATIONAL DRILLING segment operating income for the first quarter of fiscal 2006 was $9.3 million, compared to $6.2 million in the same period of fiscal 2005.  Rig utilization for international operations averaged 83 percent for this year’s first quarter, compared with 71 percent for the first quarter of fiscal 2005.  An average of 22.3 rigs worked during the current quarter, compared to 20.0 rigs in the first quarter of fiscal 2005.  International revenues were $50.3 million in the first quarter of fiscal 2006, compared with $42.5 million in the first quarter of fiscal 2005.  The increase in revenue is attributable to increased activity days and increased dayrates. Included in International Drilling revenues for the three months ended December 31, 2005 and 2004 are reimbursements for “out-of-pocket” expenses of $5.1 million and $3.1 million, respectively.

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

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q/A.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

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

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 28, 2006	By:	/s/ HANS C. HELMERICH
Hans C. Helmerich, President

Date:	July 28, 2006	By:	/s/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q/A.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

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