Form 10-Q
period 2006-06-30
HELMERICH & PAYNE INC
filed 2006-08-04
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2006

OR

*                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

CLASS	OUTSTANDING AT July 31, 2006
Common Stock, $0.10 par value	105,194,344

Total Number of Pages - 27

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	June 30,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$114,101	$288,752
Short term investments	102,835	388
Accounts receivable, less reserve of $1,880 at June 30, 2006 and $1,791 at September 30, 2005	240,801	162,646
Inventories	24,442	21,313
Deferred income tax	9,978	8,765
Prepaid expenses and other	17,196	17,933
Total current assets	509,353	499,797

Investments	229,599	178,452
Property, plant and equipment, net	1,242,769	981,965
Other assets	3,173	3,136

Total assets	$1,984,894	$1,663,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	2,326	—
Accounts payable	62,672	44,854
Accrued liabilities	71,364	44,627
Total current liabilities	136,362	89,481

NonCurrent liabilities:
Long-term notes payable	200,000	200,000
Deferred income taxes	279,035	246,975
Other	47,921	47,656
Total noncurrent liabilities	526,956	494,631

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	133,888	106,944
Retained earnings	1,121,333	939,380
Unearned compensation	—	(134)
Accumulated other comprehensive income	74,606	47,544
Treasury stock, at cost	(18,957)	(25,202)
Total shareholders’ equity	1,321,576	1,079,238

Total liabilities and shareholders’ equity	$1,984,894	$1,663,350

The accompanying notes are an integral part of these statements.

 HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenues:
Drilling — U.S. Land	$214,864	$138,720	$581,286	$370,302
Drilling — U.S. Offshore	34,568	19,905	97,791	58,910
Drilling — International	67,831	46,030	179,205	130,300
Real Estate	2,533	2,732	7,732	8,004
	319,796	207,387	866,014	567,516
Operating costs and other:
Operating costs, excluding depreciation	169,429	121,470	466,825	347,043
Depreciation	25,076	23,419	71,384	70,631
General and administrative	13,049	11,680	38,944	30,519
Income from asset sales	(1,895)	(603)	(6,431)	(12,390)
	205,659	155,966	570,722	435,803

Operating income	114,137	51,421	295,292	131,713

Other income (expense):
Interest and dividend income	2,633	1,671	7,619	3,825
Interest expense	(1,281)	(3,127)	(5,807)	(9,682)
Gain on sale of investment securities	9,390	—	12,110	26,313
Other	1,085	29	599	375
	11,827	(1,427)	14,521	20,831

Income before income taxes and equity in income of affiliate	125,964	49,994	309,813	152,544

Income tax provision	47,636	20,627	118,678	62,910
Equity in income of affiliate net of income taxes	1,647	458	4,227	1,851

NET INCOME	$79,975	$29,825	$195,362	$91,485

Earnings per common share:
Basic	$0.76	$0.29	$1.87	$0.90
Diluted	$0.75	$0.28	$1.84	$0.88

Weighted average shares outstanding:
Basic	105,019	102,466	104,542	101,818
Diluted	106,419	104,472	105,987	103,586

Dividends declared per common share	$0.04500	$0.04125	$0.12750	$0.12375

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$195,362	$91,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,384	70,631
Equity in income of affiliate before income taxes	(6,817)	(2,985)
Stock-based compensation	8,131	19
Gain on sale of investment securities	(11,974)	(26,313)
Gain on sale of assets	(6,431)	(12,390)
Other-net	(769)	(350)
Deferred income tax expense	11,581	30,417
Change in assets and liabilities-
Accounts receivable	(78,155)	(34,438)
Inventories	(3,129)	718
Prepaid expenses and other	700	(2,429)
Accounts payable	4,162	(2,514)
Accrued liabilities	26,938	4,065
Deferred income taxes	5,309	7,887
Other noncurrent liabilities	1,623	6,199

Net cash provided by operating activities	217,915	130,002

INVESTING ACTIVITIES:
Capital expenditures	(322,573)	(50,409)
Purchase of investments	(115,077)	(5,000)
Proceeds from sale of investments	23,336	64,843
Proceeds from asset sales	10,022	27,364
Net cash provided by (used in) investing activities	(404,292)	36,798

FINANCING ACTIVITIES:
Increase in notes payable	2,326	379
Dividends paid	(12,960)	(12,607)
Proceeds from exercise of stock options	12,341	16,417
Excess tax benefit from stock-based compensation	10,019	—
Net cash provided by financing activities	11,726	4,189

Net increase (decrease) in cash and cash equivalents	(174,651)	170,989
Cash and cash equivalents, beginning of period	288,752	65,296
Cash and cash equivalents, end of period	$114,101	$236,285

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-In	Retained	Unearned	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Shares	Amount	Equity
Balance, September 30, 2005	107,058	$10,706	$106,944	$939,380	$(134)	$47,544	3,189	$(25,202)	$1,079,238
Comprehensive Income:
Net Income				195,362					195,362
Other comprehensive income, Unrealized gains on available- for-sale securities, net						27,062			27,062
Comprehensive income									222,424
Cash dividends ($0.1275 per share)				(13,409)					(13,409)
Exercise of stock options			6,028				(1,331)	6,313	12,341
Reversal of unearned compensation upon adoption of SFAS123(R)			(66)		134		10	(68)	—
Tax benefit of stock-based awards, including excess tax benefits of $10,019			12,851						12,851
Stock-based compensation			8,131						8,131
Balance, June 30, 2006	107,058	$10,706	$133,888	$1,121,333	$—	$74,606	1,868	$(18,957)	$1,321,576

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.               Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented. The results of operations for the three and nine months ended June 30, 2006 and June 30, 2005, are not necessarily indicative of the results to be expected for the full year.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2005 Annual Report on Form 10-K/A.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company’s common stock effective June 26, 2006.

2.               Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic weighted average shares	105,019	102,466	104,542	101,818
Effect of dilutive shares:
Stock options and restricted stock	1,400	2,006	1,445	1,768
Diluted weighted average shares	106,419	104,472	105,987	103,586

3.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

4.               Investments

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan.  The investments in the limited partnerships carried at cost were approximately $12.4 million at June 30, 2006 and approximately $3.0 million at September 30, 2005.  The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $5.6 million at June 30, 2006 and $7.0 million at September 30, 2005.  The recorded amounts for investments accounted for under the equity method are $53.4 million and $46.5 million at June 30, 2006 and September 30, 2005, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities 06/30/06	$20,605	$137,890	$(240)	$158,255
Equity Securities 09/30/05	$30,937	$94,000	$—	$124,937

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.               Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
After-tax gain	$5,782	$—	$7,503	$16,042
Earnings per diluted share	$.05	$—	$0.07	$0.15

The activity in the first nine months of fiscal 2005 was comprised primarily of the sale of shares in our equity investee, Atwood Oceanics (“Atwood”), in conjunction with an equity offering by Atwood.

6.               Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$79,975	$29,825	$195,362	$91,485
Other comprehensive income:
Net unrealized gain (loss) on securities	(4,194)	4,615	27,062	7,472
Total comprehensive income	$75,781	$34,440	$222,424	$98,957

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	June 30,	September 30,
	2006	2005
Unrealized gain on securities, net	$85,342	$58,280
Minimum pension liability	(10,736)	(10,736)
Accumulated other comprehensive income	$74,606	$47,544

7.               Cash Dividends

The $0.04125 cash dividend declared March 1, 2006, was paid June 1, 2006. On June 7, 2006, a cash dividend of $0.045 per share was declared for shareholders of record on August 15, 2006, payable September 1, 2006.

8.               Shareholders’ Equity

On March 1, 2006, the Company’s Board of Directors approved a 2-for-1 stock split on its common stock, subject to shareholder approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized common shares of the Company.  On June 23, 2006, the Company’s shareholders approved the amendment.  As a result, the split was paid in the form of a share distribution on July 7, 2006 to the shareholders of record on June 26, 2006.  The effect on the June 30, 2006 balance sheet was to reduce Additional Paid-in Capital by $5.4 million and increase Common Stock by $5.4 million.  All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect the split.

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

In March 2001, the Company adopted the 2000 Stock Incentive Plan (the “Stock Incentive Plan”).  The Stock Incentive Plan was effective December 6, 2000 and will terminate December 6, 2010.  Under this plan, the Company is authorized to grant options for up to 6,000,000 shares of the Company’s common stock at an exercise price not less than the fair market value of the common stock on the date of grant.  Up to 900,000 shares of the total authorized shares may be granted to participants as restricted stock awards.  There were 203,000 shares and 10,000 shares of restricted stock awards granted in the nine months ended June 30, 2006 and 2005, respectively.  All share amounts have been adjusted to reflect the stock split effective June 26, 2006.  Effective March 1, 2006, no additional common-stock based awards will be made under the Stock Incentive Plan.

On March 1, 2006, at the Annual Meeting of Stockholders, the 2005 Long-Term Incentive Plan was approved.  The Plan, among other things, authorizes the Board of Directors to grant nonqualified and incentive stock options, restricted stock awards, stock appreciation rights and performance units to selected employees and to non-employee Directors.  As of June 30, 2006, no stock awards have been granted from this plan.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123(R)”).  SFAS 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”).  SFAS 123(R) eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options.  SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  SFAS 123(R) established fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting for all share-based payment transactions with employees.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Compensation expense
Stock options	$1,231	$7,411
Restricted stock	314	720
	$ 1,545	$8,131
After-tax stock based compensation	$ 957	$5,041

Per basic share	$ .01	$ .05
Per diluted share	$ .01	$ .05

Cash received from exercise of stock options	$ 481	$ 12,341

Benefits of tax deductions in excess of recognized compensation cost of $10.0 million is reported as a financing cash flow in the Consolidated Condensed Statements of Cash Flow for the nine months ended June 30, 2006.

Prior to adoption of SFAS 123(R), the Company used the Black-Scholes formula to estimate the value of stock options granted to employees.  The Company continues to use this acceptable option valuation model following the adoption of SFAS 123(R).  The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The following summarizes the weighted-average assumptions in the model for the three and nine months ended June 30, 2006 and 2005:

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

Dividend Yield.  The expected dividend yield is based on the Company’s current dividend yield.

Expected Term.  The expected term of the options granted represents the period of time that they are expected to be outstanding.  The Company estimates the expected term of options granted based on historical experience with grants and exercises.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the Plan for the nine months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)
Outstanding at October 1, 2005	6,488	$12.29
Granted	640	29.68
Exercised	(1,479)	12.26
Forfeited/Expired	(21)	16.53
Outstanding at June 30, 2006	5,628	$ 14.25	6.23	$89,369
Vested and expected to vest at June 30, 2006	5,602	$ 14.18	6.22	$89,346
Exercisable at June 30, 2006	3,851	$ 11.74	5.28	$70,813

A summary of stock option activity under the Plan for the three months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)
Outstanding at April 1, 2006	6,137	$14.14
Granted	—	—
Exercised	(492)	12.75
Forfeited/Expired	(17)	17.25
Outstanding at June 30, 2006	5,628	$ 14.25	6.23	$89,369

The weighted-average fair value of options granted in the first quarter of fiscal 2006 was $11.40.  No options were granted in the third quarter of fiscal 2006.  The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $12.4 million and $34.8 million, respectively.

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted for the nine months ended June 30, 2006 was $30.24. There were no restricted stock options awarded in the three months ended June 30, 2006.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A summary of the status of the Company’s restricted stock awards as of June 30, 2006, and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value
Unvested at October 1, 2005	10	$16.01
Granted	203	30.24
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2006	213	$ 29.57

As of June 30, 2006, there was $5.6 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 4.4 years.

In December 2005, the Company accelerated the vesting of 819,698 share options held by a senior executive who retired.  As a result of that modification, the Company recognized additional compensation expense of $2.9 million for the nine months ended June 30, 2006.

The Company has the right to satisfy option exercises from treasury shares and from authorized but unissued shares.  The Company does not currently anticipate repurchasing shares in the open market during the remainder of the fiscal year.

Prior to October 1, 2005, stock-based awards were accounted for under APB 25 and related interpretations.  Fixed plan common stock options generally did not result in compensation expense because the exercise price of the options issued by the Company was equal to the market price of the underlying stock on the date of grant.  The following table illustrates the effect on the net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended June 30, 2005 (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net income, as reported	$29,825	$91,485
Add: Stock-based compensation expense included in the Consolidated Statements of Income, net of related tax effects	5	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(903)	(2,729)
Pro forma net income	$28,927	$88,768

Earnings per common share:
Basic-as reported	$0.29	$0.90
Basic-pro forma	$0.28	$0.87

Diluted-as reported	$0.28	$0.88
Diluted-pro forma	$0.28	$0.86

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10.         Notes Payable and Long-term Debt

At June 30, 2006, the Company had $200 million in long-term debt outstanding at fixed rates and maturities as summarized in the following table.

Issue Amount	Maturity Date	Interest Rate
$25,000,000	August 15, 2007	5.51%
$25,000,000	August 15, 2009	5.91%
$75,000,000	August 15, 2012	6.46%
$75,000,000	August 15, 2014	6.56%

The terms of the debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

At June 30, 2006, the Company had a committed unsecured line of credit totaling $50 million.  Letters of credit totaling $16.4 million were outstanding against the line at June 30, 2006, leaving $33.6 million available to borrow. Under terms of the line of credit, the Company must maintain certain financial ratios including debt to total capitalization and debt to earnings before interest, taxes, depreciation, and amortization, and a certain level of tangible net worth. The interest rate varies based on LIBOR plus .875 to 1.125 percent or prime minus 1.75 percent to prime minus 1.50 percent depending on the ratios described above. At June 30, 2006, no balances were outstanding under the line of credit.  The revolving credit commitment expired July 11, 2006, and subsequent to June 30, 2006, the Company renewed the facility with the same terms as the existing line of credit.  The renewed facility matures in July 2007.

As of June 30, 2006, the Company had two outstanding, unsecured notes payable to a bank totaling $2.3 million denominated in a foreign currency.  The interest rate of the notes was 13 percent with a 60 day maturity.  Subsequent to the third quarter of fiscal 2006, one note for $1.2 million was paid in full and the second note for $1.1 million was renewed for 30 days at the same interest rate.

11.         Income Taxes

The Company’s effective tax rate was 38.3 percent in the first nine months of fiscal 2006, compared to 41.2 percent in the first nine months of fiscal 2005. The effective tax rate for the three months ended June 30, 2006 and 2005 was 37.8 percent and 41.2 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes. The effective tax rate decrease for both the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005 is due to the ratio of domestic earnings to international earnings increasing.

12.         Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $210.8 million are outstanding at June 30, 2006.

On or about April 10, 2006, the Company and its operator were sued for negligence in the death of a subcontractor’s employee.  While the ultimate loss attributable to this lawsuit cannot be reasonably estimated, the Company’s exposure is limited to its $2 million insurance deductible.  Various other legal actions, the majority of which arise in the ordinary course of business, are pending.  The Company maintains insurance against certain business risks subject to certain deductibles.  None of these legal actions are expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.         Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following reportable operating segments:  U.S. Land, U.S. Offshore, and International.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies.  The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, other South American countries and Africa.  The International operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, the Company has aggregated its International operations into one reportable segment.  The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma.  The key areas of operation include a shopping center and several multi-tenant warehouses.  Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

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

Segment operating income for all segments is a non-GAAP financial measure of the Company’s performance, as it excludes general and administrative expenses, corporate depreciation, income from asset sales and other corporate income and expense. The Company considers segment operating income to be an important supplemental measure of operating performance for presenting trends in the Company’s core businesses.  This measure is used by the Company to facilitate period-to-period comparisons in operating performance of the Company’s reportable segments in the aggregate by eliminating items that affect comparability between periods.  The Company believes that segment operating income is useful to investors because it provides a means to evaluate the operating performance of the segments and the Company on an ongoing basis using criteria that are used by our internal decision makers.  Additionally, it highlights operating trends and aids analytical comparisons. However, segment operating income has limitations and should not be used as an alternative to operating income or loss, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect the Company’s operating performance in future periods.

Summarized financial information of the Company’s reportable segments for the nine months ended June 30, 2006, and 2005, is shown in the following tables:

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2006
Contract Drilling:
U.S. Land	$581,286	$—	$581,286	$247,576
U.S. Offshore	97,791	—	97,791	20,115
International	179,205	—	179,205	40,099
	858,282	—	858,282	307,790
Real Estate	7,732	588	8,320	3,271
	866,014	588	866,602	311,061
Eliminations	—	(588)	(588)	—
Total	$866,014	$—	$866,014	$311,061

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2005
Contract Drilling:
U.S. Land	$370,302	$—	$370,302	$108,629
U.S. Offshore	58,910	—	58,910	12,988
International	130,300	—	130,300	15,063
	559,512	—	559,512	136,680
Real Estate	8,004	592	8,596	3,202
	567,516	592	568,108	139,882
Eliminations	—	(592)	(592)	—
Total	$567,516	$—	$567,516	$139,882

Summarized financial information of the Company’s reportable segments for the three months ended June 30, 2006, and 2005, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2006
Contract Drilling:
U.S. Land	$214,864	$—	$214,864	$93,708
U.S. Offshore	34,568	—	34,568	7,635
International	67,831	—	67,831	17,685
	317,263	—	317,263	119,028
Real Estate	2,533	194	2,727	1,092
	319,796	194	319,990	120,120
Eliminations	—	(194)	(194)	—
Total	$319,796	$—	$319,796	$120,120

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2005
Contract Drilling:
U.S. Land	$138,720	$—	$138,720	$47,244
U.S. Offshore	19,905	—	19,905	4,648
International	46,030	—	46,030	5,284
	204,655	—	204,655	57,176
Real Estate	2,732	199	2,931	1,266
	207,387	199	207,586	58,442
Eliminations	—	(199)	(199)	—
Total	$207,387	$—	$207,387	$58,442

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Segment operating income	$120,120	$58,442	$311,061	$139,882
Income from asset sales	1,895	603	6,431	12,390
Corporate general and administrative costs and corporate depreciation	(7,878)	(7,624)	(22,200)	(20,559)
Operating income	114,137	51,421	295,292	131,713
Other income (expense):
Interest and dividend income	2,633	1,671	7,619	3,825
Interest expense	(1,281)	(3,127)	(5,807)	(9,682)
Gain (loss) on sale of investment securities	9,390	—	12,110	26,313
Other	1,085	29	599	375
Total other income (expense)	11,827	(1,427)	14,521	20,831
Income before income taxes and equity in income of affiliate	$125,964	$49,994	$309,813	$152,544

The following tables present revenues from external customers and total assets by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Operating revenues
United States	$251,965	$161,357	$686,809	$437,216
Venezuela	24,606	16,263	61,029	49,484
Ecuador	22,322	16,348	63,382	44,315
Other Foreign	20,903	13,419	54,794	36,501
Total	$319,796	$207,387	$866,014	$567,516

	June 30,	September 30,
	2006	2005
	(in thousands)
Total Assets
U.S. Land	$1,114,252	$809,403
U.S. Offshore	94,164	95,108
International	280,163	239,087
	1,488,579	1,143,598
Real Estate	30,854	32,203
Other	465,461	487,549
	$1,984,894	$1,663,350

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14.         Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2006 and 2005 as to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Service Cost	$1,022	$1,137	$3,064	$3,410
Interest Cost	1,210	1,154	3,630	3,462
Expected return on plan assets	(1,234)	(1,094)	(3,702)	(3,283)
Recognized net actuarial loss	219	239	657	717
Net pension expense	$1,217	$1,436	$3,649	$4,306

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At June 30,	2006	2005
Asset Category
Equity Securities	75.5%	73.1%
Debt Securities	23.2%	24.8%
Real Estate and Other	1.3%	2.1%
Total	100.0%	100.0%

Employer Contributions

The Company anticipates cash funding of its Pension Plan will be approximately $3.8 million in fiscal 2006.  Through June 30, 2006, the Company had funded $3.3 million.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $88,000 and $89,000 for the three months ended June 30, 2006 and 2005, respectively.  Pension expense was approximately $273,000 and $229,000 for the nine months ended June 30, 2006 and 2005, respectively.

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

In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of this Interpretation on our financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

16.         Gain Contingencies

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The Company has completed damage assessment and has begun repairing the rig.  Rig 201 will not return to service in fiscal 2006.  The rig was insured at a value that approximated replacement cost to cover the net book value and any additional losses.  Therefore, the Company expects to record a gain resulting from the receipt of insurance proceeds.  At this time, the Company is unable to estimate the amount or timing of the gain.  Capital costs incurred in conjunction with any repairs will be capitalized and depreciated in accordance with the Company’s accounting policies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K/A.  The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses.  Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  The Company’s risk factors are more fully described in the Company’s 2005 Annual Report on Form 10-K/A.  No material changes in the risk factors have occurred.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

The Company reported net income of $80.0 million ($0.75 per diluted share) from operating revenues of $319.8 million for the third quarter ended June 30, 2006, compared with net income of $29.8 million ($0.28 per diluted share) from operating revenues of $207.4 million for the third quarter of fiscal year 2005.  Net income in the three months ended June 30, 2006 includes $5.8 million ($0.05 per diluted share) of after-tax gains from the sale of available-for-sale securities.  In the third quarter of fiscal 2005, there were no investment security sales.

The following tables summarize operations by business segment for the three months ended June 30, 2006 and 2005.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for International operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

	Three Months Ended June 30,
	2006	2005
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$214,864	$138,720
Direct operating expenses	102,094	74,639
General and administrative expense	2,903	2,346
Depreciation	16,159	14,491
Segment operating income	$93,708	$47,244

Activity days	8,716	7,797
Average rig revenue per day	$23,503	$16,658
Average rig expense per day	$10,565	$8,439
Average rig margin per day	$12,938	$8,219
Rig utilization	100%	94%

U.S. LAND segment operating income increased to $93.7 million for the third quarter of fiscal 2006 compared to $47.2 million in the same period of fiscal 2005.  Revenues were $214.9 million and $138.7 million in the third quarter of fiscal 2006 and 2005, respectively. Included in land revenues for the three months ended June 30, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $10.0 million and $8.8 million, respectively. The $46.5 million increase in segment operating income was primarily the result of increased activity days and higher dayrates.

Average land rig revenue per day was $23,503 and $16,658 for the third quarter of fiscal 2006 and 2005, respectively.  The significant increase in average rig revenue per day was primarily due to higher dayrates. Land rig utilization was 100 percent and 94 percent for the third quarter of fiscal 2006 and 2005, respectively.  Land rig activity days for the third quarter of fiscal 2006 were 8,716 compared with 7,797 for the same period of fiscal 2005, with an average of 95.8 and 85.7 rigs working during the third quarter of fiscal 2006 and 2005, respectively.

Average rig expense per day increased $2,126 to $10,565 per day at June 30, 2006 from $8,439 per day at June 30, 2005.  Intense demand for a quality labor force has elevated payroll and related costs.  Additionally, supplier cost increases for maintenance and supplies contributed to the cost per day increase.

	Three Months Ended June 30,
	2006	2005
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$34,568	$19,905
Direct operating expenses	22,726	11,504
General and administrative expense	1,319	1,071
Depreciation	2,888	2,682
Segment operating income	$7,635	$4,648

Activity days	728	455
Average rig revenue per day	$39,931	$32,614
Average rig expense per day	$25,210	$16,426
Average rig margin per day	$14,721	$16,188
Rig utilization	73%	45%

U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $2.7 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

The increase in average rig revenue per day for the comparable quarters ending June 30, 2006 and 2005 was due to higher dayrates and increased activity days as four rigs returned to work.  Average rig expense increased to $25,210 for the third quarter of fiscal 2006 from $16,426 for the third quarter of fiscal 2005.  Maintenance and supplies, payroll, and payroll related costs increased as activity and demand intensified. Additionally, property insurance for offshore rigs escalated due to the hurricanes in 2005.

U.S. Offshore operations has had increasing demand for services in fiscal 2006 resulting in nine of the Company’s eleven platform rigs contracted at June 30, 2006 compared to five contracted at June 30, 2005. The remaining two rigs are being bid.

	Three Months Ended June 30,
	2006	2005
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$67,831	$46,030
Direct operating expenses	44,258	35,192
General and administrative expense	1,028	619
Depreciation	4,860	4,935
Segment operating income	$17,685	$5,284

Activity days	2,300	1,916
Average rig revenue per day	$24,698	$19,536
Average rig expense per day	$15,096	$14,633
Average rig margin per day	$9,602	$4,903
Rig utilization	93%	80%

INTERNATIONAL DRILLING segment operating income for the third quarter of fiscal 2006 was $17.7 million, compared to $5.3 million in the same period of fiscal 2005.  Rig utilization for International operations was 93 percent for this year’s third quarter, compared with 80 percent for the third quarter of fiscal 2005.  During the quarter, an average of 25.0 rigs worked compared to an average of 20.8 rigs in the third quarter of fiscal 2005. International revenues were $67.8 million in the third quarter of fiscal 2006, compared with $46.0 million in the third quarter of fiscal 2005.  During the current quarter, the Company’s major customer in Venezuela, PDVSA, agreed to a dayrate increase retroactive to January, 2006.  The effect of this increase is that revenues in the third quarter of fiscal 2006 included $2.1 million of revenue attributable to work performed during the second quarter of fiscal 2006.  The remaining increase in revenue is attributable to increased activity days and increased dayrates. Included in International Drilling revenues for the three months ended June 30, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $6.6 million and $4.1 million, respectively.

Subsequent to June 30, 2006, International operations transferred a rig to U.S. Land operations.  Only one international rig is idle but that rig is expected to commence operations in the first quarter of fiscal 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

OTHER

General and administrative expenses increased to $13.0 million in the third quarter of fiscal 2006 from $11.7 million in the third quarter of fiscal 2005.  The $1.3 million increase is primarily due to recording $1.5 million of stock-based compensation expense related to the adoption of SFAS 123(R) and a reduction in pension expense of $0.2 million.

Interest and dividend income increased to $2.6 million in the third quarter of fiscal 2006 compared to $1.7 million in the third quarter of fiscal 2005.  The $0.9 million increase is attributable to improved interest rates on cash equivalent balances and short-term investments.

Interest expense was $1.3 million in the third quarter of fiscal 2006, compared to $3.1 million in the same period of fiscal 2005.  Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters.  The reduction in interest expense is due to capitalized interest of $1.9 million related to the Company’s rig construction program in the third quarter of fiscal 2006.

Income from the sale of investment securities was $9.4 million, $5.8 million after-tax ($0.05 per diluted share) in the third quarter of fiscal 2006.  The gain was from the sale of available-for-sale investments.  In the third quarter of fiscal 2005, there were no investment security sales.

Nine Months Ended June 30, 2006 vs. Nine Months Ended June 30, 2005

The Company reported net income of $195.4 million ($1.84 per diluted share) from operating revenues of $866.0 million for the nine months ended June 30, 2006, compared with net income of $91.5 million ($0.88 per diluted share) from operating revenues of $567.5 million for the first nine months of fiscal year 2005.  Net income for the first nine months of fiscal 2006 includes $7.5 million ($0.07 per diluted share) of after-tax gains from the sale of available-for-sale securities.  Net income for the first nine months of fiscal 2005 includes $16.0 million ($0.15 per diluted share) of after-tax gains from the sale of available-for-sale securities.

The following tables summarize operations by business segment for the nine months ended June 30, 2006 and 2005.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for International operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the financial statements.

	Nine Months Ended June 30,
	2006	2005
U.S. LAND OPERATIONS	(in 000’s, except days and per day amounts)
Revenues	$581,286	$370,302
Direct operating expenses	278,360	211,312
General and administrative expense	9,893	6,051
Depreciation	45,457	44,310
Segment operating income	$247,576	$108,629

Activity days	24,837	22,974
Average rig revenue per day	$22,138	$15,028
Average rig expense per day	$9,941	$8,108
Average rig margin per day	$12,197	$6,920
Rig utilization	98%	93%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

U.S. LAND operating results in the first nine months of fiscal 2006 increased significantly from the same period in fiscal 2005.  Segment operating income was $247.6 million and $108.6 million in the first nine months of fiscal 2006 and 2005, respectively.   The $139.0 million increase in segment operating income was primarily the result of higher land rig margins and increased rig days.

Revenues were $581.3 million in the first nine months of fiscal 2006, compared with $370.3 million in the same period of fiscal 2005.  Included in land revenues for the nine months ended June 30, 2006 and June 30, 2005 are reimbursements for “out-of-pocket” expenses of $31.5 million and $25.0 million, respectively.

The 76 percent increase in average rig margins was due primarily to higher dayrates in fiscal 2006. Land rig utilization was 98 percent and 93 percent for the nine months of fiscal 2006 and 2005, respectively. Land rig revenue days for the first nine months of 2006 were 24,837 compared with 22,974 for the same period of 2005, with an average of 91.0 and 84.2 rigs working during the first nine months of fiscal 2006 and 2005, respectively.  The increase in rig days and average rigs working is attributable to additional rigs being added to the U.S. Land rig fleet.  The increase in the rig fleet consisted of ten new FlexRig4 during fiscal 2006 and four rigs previously transferred from International operations.  During the first quarter of fiscal 2006, one rig was transferred from the Company’s U.S. Land rig fleet to the International rig fleet for a two-year term contract in Argentina.  Subsequent to the third quarter of fiscal 2006, one rig was transferred from Venezuela to the U.S. Land rig fleet.

	Nine Months Ended June 30,
	2006	2005
U.S. OFFSHORE OPERATIONS	(in 000’s, except days and per day amounts)
Revenues	$97,791	$58,910
Direct operating expenses	64,854	35,343
General and administrative expense	4,584	2,722
Depreciation	8,238	7,857
Segment operating income	$20,115	$12,988

Activity days	2,071	1,468
Average rig revenue per day	$38,738	$28,981
Average rig expense per day	$23,989	$15,133
Average rig margin per day	$14,749	$13,848
Rig utilization	69%	49%

U.S. OFFSHORE operating revenues and segment operating income increased due to increasing demand and increased dayrates. Included in offshore revenues for the nine months ended June 30, 2006 and June 30, 2005 are reimbursements for “out-of-pocket” expenses of $9.9 million and $5.3 million, respectively.  Direct operating expenses increased as a result of higher rig utilization, supplier cost increases and, to secure quality personnel, labor wage increases. Segment operating income increased to $20.1 million in the first nine months of fiscal 2006 from $13.0 million in the first nine months of 2005.  Rig days were 2,071 and 1,468 for the first nine months of fiscal 2006 and 2005, respectively.  Rig utilization for the same periods was 69 percent and 49 percent, respectively.

Nine of the Company’s eleven platform rigs are currently contracted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

	Nine Months Ended June 30,
	2006	2005
INTERNATIONAL OPERATIONS	(in 000’s, except days and per day amounts)
Revenues	$179,205	$130,300
Direct operating expenses	122,349	98,967
General and administrative expense	2,506	1,769
Depreciation	14,251	14,501
Segment operating income	$40,099	$15,063

Activity days	6,488	5,467
Average rig revenue per day	$22,746	$19,393
Average rig expense per day	$14,570	$13,900
Average rig margin per day	$8,176	$5,493
Rig utilization	88%	74%

INTERNATIONAL DRILLING segment operating income in the first nine months of fiscal 2006 was $40.1 million, compared to $15.1 million in the same period of 2005.  The increase in segment operating income is primarily the result of increased rig activity and higher dayrates. Rig utilization for International operations averaged 88 percent for the first nine months of fiscal 2006, compared with 74 percent for the first nine months of fiscal 2005.  An average of 23.8 rigs worked during the first nine months of fiscal 2006, compared to 20.0 rigs in the first nine months of fiscal 2005.  International revenues were $179.2 million and $130.3 million in the first nine months of fiscal 2006 and 2005, respectively. Included in International Drilling revenues for the nine months ended June 30, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $18.5 million and $11.0 million, respectively.  The overall increase in margins per day was primarily the result of dayrate increases and activity days.

Effective March 3, 2005, the Central Bank of Venezuela authorized the devaluation of the bolivar from 1920 to 2150.  Included in direct operating expenses for the nine months ended June 30, 2005 is a $0.6 million exchange loss related to the Venezuelan currency devaluation, compared to a $0.1 million currency devaluation loss for the same period in 2006.

OTHER

General and administrative expenses increased to $38.9 million in the first nine months of fiscal 2006 from $30.5 million in the first nine months of fiscal 2005.  The $8.4 million increase is primarily due to recording $8.1 million of stock-based compensation expense.  Stock-based compensation includes $5.9 million related to the adoption of SFAS 123(R) and $2.9 million due to the Company accelerating the vesting of 819,698 share options held by an employee.

Interest and dividend income increased to $7.6 million in the first nine months of 2006, compared to $3.8 million in the same period of fiscal 2005.  The $3.8 million increase is attributable to improved interest rates on cash equivalent balances and short-term investments.

Interest expense was $5.8 million in the first nine months of fiscal 2006, compared to $9.7 million in the same period of fiscal 2005.  Interest expense is primarily attributable to the $200 million long-term debt for both comparable nine month periods.  The reduction in interest expense is due to capitalized interest of $3.7 million related to the Company’s rig construction program in fiscal 2006.

Income from the sale of investment securities decreased to $12.1 million in the first nine months of fiscal 2006, compared to $26.3 million in the same period of fiscal 2005.  The first nine months of 2005 included gains from the sale of securities of $26.3 million, $16.0 million after-tax ($0.15 per diluted share), primarily from the sale of 1,000,000 shares of Atwood Oceanics, Inc.  The first nine months of 2006 included gains from the sale of available-for-sale securities of $12.1 million, $7.5 million after-tax ($0.07 per diluted share).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2006

Income from asset sales decreased to $6.4 million in the first nine months of 2006, compared to $12.4 million in the same period of fiscal 2005.  The decrease of $6.0 million is primarily due to the sale of two domestic land rigs in 2005 and the sale of one domestic land rig in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances decreased to $114.1 million at June 30, 2006 from $288.8 million at September 30, 2005. Contributing to the $174.7 million decrease in cash and cash equivalents were: the purchase of short-term investments and investment securities of $115.1 million, capital expenditures of $322.6 million and dividends paid of $12.9 million. These decreases to cash totaling $450.6 million were offset with increases to cash of $275.9 million.  The increases include net cash provided by operating activities of $217.9 million, proceeds from the sale of investments of $23.3 million, proceeds from the sale of assets of $10.0 million, increase in short-term notes of $2.3 million, and cash received from the exercise of stock options and the excess tax benefit from stock-based compensation of $22.4 million.

In April 2006, the Company announced that three-year term contracts were reached with an exploration and production company to operate two new FlexRigs. In July, 2006, the Company announced commitments for an additional five new FlexRigs. With these contracts and those previously announced, the Company has committed to build 66 new FlexRigs.  All of the signed contracts, with 16 exploration and production companies, contain a minimum term of three years.  Ten of the 66 new FlexRigs had been delivered to the field at June 30, 2006 with an additional five completed in July. The Company expects that approximately 24 new FlexRigs should be completed during fiscal 2006, down from an earlier projection of 30.

Capital expenditures were $322.6 million and $50.4 million for the first nine months of fiscal 2006 and 2005, respectively. Capital expenditures increased from 2005 due to the Company’s current construction program of new FlexRigs.

The Company anticipates capital expenditures to total approximately $470 million for fiscal 2006.  Included in the $470 million is the cost to construct the new FlexRigs scheduled to be built in fiscal 2006. Capital expenditures will be financed primarily by internally generated cash flow.

Current cash, investments in short-term money market securities, and cash generated from operating activities are expected to meet the Company’s estimated capital expenditures, including FlexRig construction done in fiscal 2006, and other expected cash requirements for fiscal 2006.  The Company’s indebtedness totaled $202.3 million at June 30, 2006, as described in Note 10 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2005.

PART I.  FINANCIAL INFORMATION
June 30, 2006

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2006, and

•                  Note 10 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of Helmerich & Payne, Inc. was held on June 23, 2006. Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation.  The matter presented for vote was to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company.  The amendment was approved with 46,894,608 for, 618,580 against and 23,985 abstaining.

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

			HELMERICH & PAYNE, INC.
			(Registrant)

Date:	August 4,	2006	By:	/s/ HANS C HELMERICH
				Hans C. Helmerich, President

Date:	August 4,	2006	By:	/s/ DOUGLAS E. FEARS
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