Form 10-K
period 2006-09-30
HELMERICH & PAYNE INC
filed 2006-12-13
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR
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
(918) 742-5531 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        At March 31, 2006, the aggregate market value of the voting stock held by non-affiliates was $3,524,132,872.

        Number of shares of common stock outstanding at December 5, 2006: 103,436,828.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year Ended September 30, 2006	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 7, 2007	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 6, AS WELL AS IN MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 6 THROUGH 38 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006

PART I

Item 1.    BUSINESS

        Helmerich & Payne, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. The Company is primarily engaged in contract drilling of oil and gas wells for others. The contract drilling business accounts for almost all of the Company's operating revenues. The Company is also engaged in the ownership, development, and operation of commercial real estate.

        The Company is organized into two separate operating entities, contract drilling and real estate. Both businesses operate independently of the other through wholly owned subsidiaries. Operating decentralization is balanced by a centralized finance division, which handles all accounting, information technology, budgeting, insurance, cash management, and related activities.

        The Company's contract drilling business is composed of three reportable business segments: U.S. land drilling, U.S. offshore platform drilling and international drilling. The Company's U.S. land drilling is conducted primarily in Oklahoma, Texas, Wyoming, Colorado, Louisiana, Mississippi, and New Mexico, and offshore from platforms in the Gulf of Mexico and California. The Company also operated in eight international locations during fiscal 2006: Venezuela, Ecuador, Colombia, Argentina, Bolivia, Equatorial Guinea, Tunisia, and Chile. In addition, the Company provided drilling consulting services for one customer in Russia.

        The Company's real estate investments are located in Tulsa, Oklahoma, where the Company maintains its executive offices.

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

CONTRACT DRILLING

        The Company believes that it is one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, the Company specializes in shallow to deep drilling in oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, the Company draws its customers primarily from the major oil companies and the larger independent oil companies. In South America, the Company's current customers include the Venezuelan state petroleum company and major international oil companies.

        In fiscal 2006, the Company received approximately 57 percent of its consolidated operating revenues from the Company's ten largest contract drilling customers. BP plc, ExxonMobil Corporation, and Petroleos de Venezuela S.A. (respectively, "BP", "ExxonMobil" and "PDVSA"), including their affiliates, are the Company's three largest contract drilling customers. The Company performs drilling services for BP and ExxonMobil on a world-wide basis and PDVSA in Venezuela. Revenues from drilling services performed for BP, ExxonMobil and PDVSA in fiscal 2006 accounted for approximately 11 percent, 7 percent and 7 percent, respectively, of the Company's consolidated operating revenues for the same period.

        The Company provides drilling rigs, equipment, personnel, and camps on a contract basis. These services are provided so that the Company's customers may explore for and develop oil and gas from onshore areas and from fixed platforms, tension-leg platforms and spars in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. A helicopter rig is one that can be disassembled into component part loads of approximately 4,000-20,000 pounds and transported to remote locations by helicopter, cargo plane, or other means. A platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, the Company operates self-moving platform drilling rigs and drilling rigs to be used on tension-leg platforms and spars. The self-moving rig is designed to be moved without the use of expensive derrick barges. The tension-leg platforms and spars allow drilling operations to be conducted in much deeper water than traditional fixed platforms.

        During fiscal 1998, the Company put to work a new generation of six highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). The FlexRig has been able to significantly reduce average rig move times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, the Company built and completed 12 new FlexRig2 rigs. During fiscal 2001, the Company announced that it would build an additional 25 new FlexRigs. These new rigs, known as "FlexRig3", were the next generation of FlexRigs which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRig3s were completed by June of 2003. Subsequently, the Company constructed seven more FlexRig3s at an approximate cost of $11.2 million each. Construction of these rigs was completed by March of 2004.

        During fiscal 2005 and fiscal 2006, the Company entered into separate drilling contracts with 18 exploration and production companies to build and operate a total of 73 new FlexRigs (an increase from the 66 new FlexRigs previously announced). Of the 73 FlexRigs, 19 are FlexRig3s and 54 are FlexRig4s (described below). With the exception of one contract, each of the drilling contracts provides for a minimum fixed contract term of at least three years, with drilling services to be performed on a daywork contract basis. This 73 rig new-build project represents the single largest rig construction project in the Company's history.

        Labor cost increases and labor shortages in both fabrication and rig-up services resulted in large part from Hurricanes Katrina and Rita. The hurricane-related damage significantly affected the Company's principal fabricator of rig components and caused rig production delays and increased rig costs. Consequently, the Company completed 24 FlexRigs during fiscal 2006 rather than its original estimate of 30 rigs, and the level of capital investment estimated for the construction of the previously announced 66 FlexRigs increased by an average of 16 percent per rig from the original estimate. Delivery schedules of the new rigs were pushed back to such a degree that late-delivery contractual liquidated damage payments were incurred and are expected to be incurred for most of the remaining rigs. However, the incurred and projected liquidated damage payments had, and are expected to have, minimal impact on revenues and margins.

        All 73 FlexRigs are expected to be completed by the end of calendar 2007. The total FlexRig construction cost is expected to approximate $1.1 billion, or approximately $15 million per FlexRig.

        While the new FlexRig3s are similar to the Company's existing FlexRig3s, the FlexRig4s are designed to efficiently drill more shallow depth wells of between 4,000 and 14,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate new environmental and safety design. This new design includes a pipe handling system which allows the rig to be operated by a reduced crew and eliminates the need for a casing stabber in the mast.

        While the trailerized version provides for more efficient well site to well site rig moves, the skidding version allows for drilling of up to 22 wells from a single pad which will result in reduced environmental impact. The effective use of technology is important to the maintenance of our competitive position within the drilling industry. As a result of the importance of technology to our business, we expect to continue to develop technology internally.

        The Company's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and sometimes cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2006, all drilling services were performed on a "daywork" contract basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination "footage" and "daywork" basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Company has previously accepted "turnkey" contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. The Company did not accept any "footage" or "turnkey" contracts during fiscal years 2004 through 2006. The Company believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Company's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the contractor if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or late delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.

        Excluding the fixed term contracts covering the 73 FlexRig new-build project, the Company had 39 rigs under fixed term contracts as of the end of September 2006. While the duration for these current fixed-term contracts are for six month to three year periods, some fixed-term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

U.S. LAND DRILLING

        At the end of September, 2006, 2005 and 2004, the Company had 110, 91 and 87 respectively, of its land rigs available for work in the United States. The total number of rigs owned at the end of fiscal 2006 increased by a net of 19 rigs from the end of fiscal 2005. The change from fiscal 2005 to fiscal 2006 resulted from one rig moving back from the Company's international fleet and one rig moving to the Company's international fleet during fiscal year 2006, the sale of one conventional rig in March of 2006, and 20 new FlexRigs placed into service. Three additional FlexRigs were completed as of September 30, 2006 and were ready for delivery. The Company's U.S. land operations contributed approximately 68 percent of the Company's consolidated operating revenues during fiscal 2006, compared with approximately 66 percent of consolidated operating revenues during fiscal 2005 and approximately 59 percent of consolidated operating revenues during fiscal 2004. Rig utilization in fiscal 2006 was approximately 99 percent, up from approximately 94 percent in fiscal 2005. The Company's fleet of FlexRigs and highly mobile rigs maintained an average utilization of approximately 100 percent during fiscal 2006 while the Company's conventional rigs had an average utilization rate of approximately 95 percent. A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract. At the close of fiscal 2006, 109 land rigs were working out of 110 available rigs.

U.S. OFFSHORE PLATFORM DRILLING

        The Company's offshore platform operations contributed approximately 11 percent of the Company's consolidated operating revenues during fiscal 2006 and 2005, compared with approximately 14 percent of consolidated operating revenues during fiscal 2004. Rig utilization in fiscal 2006 was approximately 69 percent, up from approximately 53 percent in fiscal 2005. At the end of this fiscal year, the Company had seven of its nine offshore platform rigs (excluding Rig 201) under contract and continued to work under management contracts for two customer-owned rigs. Revenues from drilling services performed for the Company's largest offshore platform drilling customer totaled approximately 58 percent of U.S. offshore platform revenues during fiscal 2006.

        During the fourth quarter of 2006, the Company signed an option agreement to sell two offshore rigs. If the option is exercised, the sale is expected to be completed in the second quarter of fiscal 2007. The two rigs have been classified as assets held for sale in the Company's Consolidated Financial Statements and as such, are excluded from the number of owned rigs at the end of 2006.

        The Company's offshore platform Rig 201 sustained significant damage from Hurricane Katrina in 2005. The Company anticipates Rig 201 returning to service during fiscal 2007. The rig was insured at a value that approximated replacement cost.

INTERNATIONAL DRILLING

  General

        The Company's international drilling operations began in 1958 with the acquisition of Sinclair Oil Company's drilling rigs in Venezuela. Helmerich & Payne de Venezuela, C.A., a wholly owned subsidiary of the Company, is one of the leading drilling contractors in Venezuela. Beginning in 1972, with the introduction of its first helicopter rig, the Company expanded into other Latin American countries.

        The Company's international operations contributed approximately 21 percent of the Company's consolidated operating revenues during fiscal 2006, compared with approximately 22 percent of consolidated operating revenues during fiscal 2005 and approximately 25 percent of consolidated operating revenues during fiscal 2004. Rig utilization in fiscal 2006 was 90 percent, up from 77 percent in fiscal 2005.

  Venezuela

        Venezuelan operations continue to be a significant part of the Company's operations. During fiscal 2006, the Company moved a conventional rig to the United States, reducing the rig count to 11 in Venezuela. The Company worked for the Venezuelan state petroleum company, PDVSA, during fiscal 2006 and revenues from this work accounted for approximately 33 percent of international operating revenues. Revenues generated from Venezuelan drilling operations contributed approximately 7 percent ($84.6 million) of the Company's consolidated operating revenues during 2006, compared with approximately 8 percent ($66.8 million) of consolidated operating revenues during fiscal 2005 and 10 percent ($56.3 million) of consolidated operating revenues during 2004. The Company had ten rigs working in Venezuela at the end of fiscal 2006.

        The Company's rig utilization rate in Venezuela increased from approximately 72 percent during fiscal 2005 to approximately 83 percent in fiscal 2006. The Company expects to return one idle rig back to work during the first quarter of fiscal 2007. At this time, the Company is unable to predict future fluctuations in its utilization rates.

  Ecuador

        At the end of fiscal 2006, the Company owned eight rigs in Ecuador. The Company's utilization rate was 100 percent during fiscal 2006, up from approximately 97 percent in fiscal 2005. Revenues generated by Ecuadorian drilling operations contributed approximately 7 percent ($88.7 million) of the Company's consolidated operating revenues during fiscal 2006, as compared with approximately 8 percent ($60.9 million) of consolidated operating revenues during fiscal 2005 and approximately 7 percent ($43.4 million) of consolidated operating revenues during fiscal 2004. Revenues from drilling services performed for the Company's largest customer in Ecuador totaled approximately 3 percent of consolidated operating revenues and approximately 14 percent of international operating revenues during fiscal 2006. The Ecuadorian drilling contracts are primarily with large international oil companies.

  Other Locations

        In addition to its operations in Venezuela and Ecuador, at the end of fiscal 2006, the Company owned three rigs in Argentina, two rigs in Colombia and one rig each in Bolivia, Chile, and Tunisia.

        At the end of November 2006, three rigs were working in Argentina, and Tunisia, Chile and Bolivia each had one rig working.

        During fiscal 2006, the Company continued operations under a management contract for a customer-owned platform rig located offshore Equatorial Guinea. Also, during the fiscal year, the Company completed a drilling consulting services contract in Russia.

REAL ESTATE OPERATIONS

        The Company's real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of 15 separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Utica Square contains approximately 441,588 usable square feet, composed of retail space of 379,018 usable square feet, office space of 38,785 usable square feet, storage space of 6,600 usable square feet and common area space of 17,185 usable square feet. The Company's real estate operations occupy approximately 4,140 square feet of general office and storage space within the shopping center. Occupancy in the shopping center increased from 91 percent in fiscal 2005 to 92 percent in fiscal 2006.

        At the end of the 2006 fiscal year, the Company owned 11 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Seven of the Company's units are currently leased.

        The Company owns and leases to third parties multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is approximately 79 percent, which is down from approximately 89 percent one year ago. The decrease in occupancy is due to the loss of two tenants. The Company also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

        Southpark is an undeveloped tract of land located in a high growth area of southeast Tulsa and is suitable for mixed commercial and light industrial use. At the end of fiscal 2006, the Company owned approximately 218 acres in Southpark consisting of approximately 205 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy decreased to approximately 76 percent in 2006 from approximately 89 percent in fiscal 2005 due to the loss of one tenant. The Company believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. The Company has contracted with a professional engineering and planning firm to prepare a topographic survey and preliminary site engineering plan to aid in the possible future development of Southpark.

        The Company owns a five-building complex called Tandem Business Park. The property is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has decreased from approximately 76 percent in 2005 to approximately 72 percent during fiscal 2006 due to the loss of one tenant. The Company also owns a 12-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The property is located south and east of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2006, occupancy increased from approximately 69 percent to approximately 74 percent due to the addition of one new tenant.

        The Company owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and is located on approximately 2.5 acres. During fiscal 2006, occupancy has increased to approximately 61 percent from approximately 56 percent due to the addition of one tenant. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and is located on approximately 2.25 acres. During fiscal 2006, occupancy remained unchanged at approximately 63 percent. The Company's offsite disaster recovery center occupies approximately 3,517 square feet of office and computer equipment space in this property.

        The Company also owns approximately 8.4370 acres of vacant land, which was the site of its former headquarters. No development plans for the site are pending.

FINANCIAL

        Information relating to revenues, total assets and operating income or loss by business segments may be found on, and is incorporated by reference to, pages 70 through 74 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        The Company had 4,302 employees within the United States (eight of which were part-time employees) and 1,403 employees in international operations as of September 30, 2006.

AVAILABLE INFORMATION

        Information relating to the Company's internet address and the Company's SEC filings may be found on, and is incorporated by reference to, page 76 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

Item 1A.    RISK FACTORS

        In addition to the risk factors discussed elsewhere in this Report, the Company cautions that the following "Risk Factors" could affect its actual results in the future.

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

        Although many contracts for drilling services are awarded based solely on price, the Company has been successful in establishing long-term relationships with certain customers which have allowed the Company to secure drilling work even though the Company may not have been the lowest bidder for such work. The Company has continued to attempt to differentiate its services based upon its engineering design expertise, operational efficiency, and safety and environmental awareness. This strategy is less effective when lower demand for drilling services intensifies price competition and makes it more difficult or impossible to compete on any basis other than price. Also, future improvements in operational efficiency and safety by the Company's competitors could negatively affect the Company's ability to differentiate its services.

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

2.    Operating and Weather Risks

        The drilling operations of the Company are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas. The Company's offshore platform drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Specifically, the Company operates several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis. Damage caused by high winds and turbulent seas could potentially curtail operations on such platform rigs for significant periods of time until the damage can be repaired. Moreover, even if the Company's platform rigs are not directly damaged by such storms, the Company may experience disruptions in operations due to damage to customer platforms and other related facilities in the area. Until 2005, the Company's platform operation had not been materially affected by adverse weather. In August of 2005, platform Rig 201 sustained significant hurricane damage. This rig is not expected to return to normal drilling operations until fiscal 2007.

        The Company's new-build rig assembly facility is located near the Houston, Texas ship channel. Also, the Company's principal fabricator and other vendors are located in the Gulf Coast region. Due to their location, these facilities are exposed to potentially greater hurricane damage.

3.    Fixed Term Contract Risk

        Fixed term drilling contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or late delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.

4.    Indemnification and Insurance Coverage

        The Company has insurance coverage for comprehensive general liability, automobile liability, worker's compensation, employer's liability, and property damage. Generally, deductibles are $1 million or $2 million per occurrence, depending on whether a claim occurs inside or outside of the United States. The Company maintains certain other insurance coverages with $5 million deductibles. Insurance is purchased over these deductibles to reduce the Company's exposure to catastrophic events. In fiscal 2006, the Company obtained property insurance for 85 percent of the aggregate estimated replacement cost of its rigs in excess of a $1 million deductible. If loss levels exceed a set percentage of excess property premium in fiscal 2006, then the Company would share in losses up to a maximum of $5 million. The Company self-insured the remaining 15 percent of such rig value including deductibles. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally indemnified under its drilling contracts from this risk.

        The Company retains a significant portion of its expected losses under its worker's compensation, general, and automobile liability programs. The Company records estimates for incurred outstanding liabilities for unresolved worker's compensation, general liability claims and for claims that are incurred but not reported. Estimates are based on historic experience and statistical methods that the Company believes are reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

        The majority of the Company's insurance has been purchased through fiscal 2007. Multiple hurricanes in the Gulf of Mexico during August and September of 2005 continued to have a severe impact on the availability and price of the Company's rig property coverage for 2007. As a result, the Company transferred only 80 percent of its rig property exposure in excess of a $1 million per occurrence deductible to third party insurers. Insurance coverage for named storms in the Gulf of Mexico is also limited to a net aggregate of $60 million. No assurance can be given that all or a portion of the Company's coverage will not be cancelled during fiscal 2007 or that insurance coverage will continue to be available at rates considered reasonable. No assurance can be given that the Company's insurance and indemnification arrangements will adequately protect it against all liabilities that could result from the hazards of its drilling operations. Incurring a liability for which the Company is not fully insured or indemnified could materially affect the Company's results of operations.

5.    Availability of Equipment and Supplies

        The contract drilling business is highly cyclical. During periods of increased demand for contract drilling services, delays in delivery and shortages of drilling equipment and supplies can occur. These risks are intensified during periods when the industry experiences significant new drilling rig construction or refurbishment.

6.    Limited Number of Vendors

        Certain key rig components are either purchased from or fabricated by a single or limited number of vendors, and the Company has no long-term contracts with many of these vendors. Shortages could occur in these essential components due to an interruption of supply or increased demands in the industry. If the Company was unable to procure certain of such rig components, it would be required to reduce its rig construction or other operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        If the Company's principal fabricator, located on the Texas Gulf Coast, was unable or unwilling to continue fabricating rig components, then the Company would have to transfer this work to other acceptable fabricators. This transfer could result in significant delay in the completion of new FlexRigs. Any significant interruption in the fabrication of rig components could have a material adverse impact on the Company's business, financial condition, and results of operations.

7.    Thinly Capitalized Vendors

        Certain key rig components are obtained from vendors that are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company or from a small group of companies in the energy industry. These vendors may be disproportionately affected by any loss of business or by any downturn in the energy industry. Therefore, disruptions in rig component delivery may occur, and such disruptions and terminations could have a material adverse effect on the Company's business, financial condition, or results of operations.

8.    Volatility of Oil and Gas Prices

        The Company's operations can be materially affected by low oil and gas prices. The Company believes that any significant reduction in oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for the Company's services. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Fluctuations during the last few years in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Any prolonged reduction in demand for the Company's services could have a material and adverse effect on the Company.

9.    International Uncertainties and Local Laws

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

        Venezuela continues to experience significant political, economic and social instability. In the event that extended labor strikes occur or turmoil increases, the Company could experience shortages in labor and/or material and supplies necessary to operate some or all of its Venezuelan drilling rigs, thereby causing an adverse effect on the Company.

        During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company's loss of all or a portion of its assets and business in Venezuela.

        Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2006, approximately 21 percent of the Company's consolidated operating revenues were generated from the international contract drilling business. Approximately 91 percent of the international operating revenues were from operations in South America and approximately 76 percent of South American operating revenues were from Venezuela and Ecuador.

10.    Currency Risk

  General

        Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. Based upon current information, the Company believes that exposure to potential losses from currency devaluation is minimal in Colombia, Bolivia, Equatorial Guinea, Chile, and Tunisia. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at a minimum which assists in reducing exposure.

  Argentina

        In 2002, Argentina suffered a 60 percent devaluation of the peso. As a consequence, the Company secured agreements with its customers that limited the portion of the accounts receivable that was paid in pesos with the balance of such accounts receivable paid in U.S. dollars. The Company experienced $.3 million in Argentina currency losses in fiscal 2006.

  Venezuela

        The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. In Venezuela, approximately 60 percent of the Company's billings are in U.S. dollars and 40 percent are in the local currency, the bolivar. The significance of this arrangement is that even though the dollar-based invoices may be paid in bolivares, the Company, historically, has usually been able to convert the bolivares into U.S. dollars in a timely manner and thus avoid, in large measure, devaluation losses pertaining to the dollar-based invoices. However, this arrangement is effective only in the absence of exchange controls. In January 2003, the Venezuelan government put into effect exchange controls that fixed the exchange rate and also prohibited the Company, as well as other companies, from converting the bolivar into U.S. dollars through the Central Bank.

        As part of the exchange controls regulation, the Venezuelan government provided a mechanism by which companies could request conversion of bolivares into U.S. dollars. In compliance with such regulations, the Company, in October of 2003, submitted a request to the Venezuelan government seeking permission to dividend earnings, which would convert 14 billion bolivares into U.S. dollars. In January 2004, the Venezuelan government approved the Company's request to convert bolivar cash balances to U.S.

dollars and allowed the remittance of $8.8 million U.S. dollars as dividends to the U.S. based parent. This was the first dividend remitted under the new regulation. On January 16, 2006, a dividend of $6.5 million U.S. dollars was remitted to the U.S. based parent. As a consequence, the Company's exposure to currency devaluation has been reduced by these amounts.

        On August 18, 2006, the Company made application with the Venezuelan government requesting the approval to convert bolivar cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company's Venezuelan subsidiary will remit approximately $9.3 million as a dividend to its U.S. based parent, thus reducing the Company's exposure to currency devaluation.

        As stated above, the Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. As a result of a 12 percent devaluation of the bolivar during fiscal 2005, the Company experienced total devaluation losses of $0.6 million during that same period.

        Past devaluation losses may not be reflective of the actual potential for future devaluation losses. Even though Venezuela continues to operate under the exchange controls in place and the Venezuelan bolivar exchange rate has remained fixed at 2150 bolivares to one U.S. dollar since the devaluation in March 2005, the exact amount and timing of devaluation is uncertain. While the Company is unable to predict future devaluation in Venezuela, if fiscal 2007 activity levels are similar to fiscal 2006, and if a 10 percent to 20 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $1.5 million to $2.8 million.

        In late August 2003, the Venezuelan state petroleum company agreed, on a prospective basis, to pay a portion of the Company's dollar-based invoices in U.S. dollars. Were this agreement to end, the Company would again receive these payments in bolivares and thus increase bolivar cash balances and exposure to devaluation.

11.    Increased Receivables in Venezuela

        The Company derives its revenue in Venezuela from PDVSA, the Venezuelan state-owned petroleum company. At the end of fiscal 2006, the Company had a net receivable from PDVSA of approximately $45 million, of which approximately $16 million was 90 days old or older. At December 1, 2006, such receivable balance had increased to approximately $66 million, of which approximately $40 million was 90 days old or older. The aggregate receivable amount of $66 million approximates the historical high for the Company's receivables in Venezuela. The Company continues to communicate with PDVSA regarding the settlement of the outstanding receivables.

        While the collection of the receivables is difficult and time consuming due to PDVSA policies and procedures, the Company, at this time, has no reason to believe the amounts will not be paid. Historically, PDVSA payments on accounts receivable have, by traditional business measurements, been slower than those of other foreign customers of the Company. However, the failure of PDVSA to make payments on outstanding receivables, or a continued increase in its delay in making payments could have a material adverse effect on the Company's financial condition and results of operations.

        In order to establish a source of local currency to meet current obligations in Venezuela bolivares, the Company is borrowing in the form of short-term notes from two local banks in Venezuela at the market interest rates designated by the banks.

12.    Government Regulation and Environmental Risks

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

13.    Interest Rate Risk

        The Company has a $200 million intermediate-term unsecured debt obligation with staged maturities from August 2007 to August 2014, with varying fixed interest rates for each maturity series. There was $200 million outstanding at September 30, 2006, of which $25 million is due in 2007 and the remaining $175 million is due 2009 through 2014. The average interest rate during the next four years on this debt is 6.4 percent, after which it increases to 6.5 percent. The fair value of this debt at September 30, 2006 was approximately $209 million.

        At September 30, 2006, the Company had in place a committed unsecured line of credit totaling $50 million with no outstanding borrowings. The Company, as of September 30, 2006, had letters of credit totaling $16.4 million outstanding against such line of credit. The Company's line of credit interest rate is based on LIBOR plus 87.5 to 112.5 basis points or prime minus 175 to 150 basis points based on the Company's EBITDA to net debt ratio. As the Company draws on this line of credit, it is subject to the interest rates prevailing during the term at which the Company had outstanding borrowings.

        In December 2006, the Company expects to enter into a five-year $400 million senior unsecured credit facility. Borrowings under this credit facility will be subject to floating interest rates. If the Company enters into this senior unsecured credit facility then the existing $50 million unsecured line of credit will be reduced to $5 million.

        Interest rates could rise for various reasons in the future and increase the Company's total interest expense, depending upon the amount borrowed against the credit line.

14.    Equity Price Risk

        At September 30, 2006, the Company had a portfolio of available-for-sale securities with a total market value of $336.1 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the market value of the Company's holdings. Except for the Company's holdings in Atwood Oceanics, Inc. and investments in limited partnerships carried at cost, the portfolio is recorded at fair value on its balance sheet with changes in unrealized after-tax value reflected in the equity section of its balance sheet. Any reduction in market value would have an impact on the Company's debt ratio and financial strength.

15.    Reliance on Small Number of Customers

        In fiscal 2006, the Company received approximately 57 percent of its consolidated operating revenues from the Company's ten largest contract drilling customers and approximately 25 percent of its consolidated operating revenues from the Company's three largest customers (including their affiliates). The Company believes that its relationship with all of these customers is good; however, the loss of one or more of its larger customers would have a material adverse effect on the Company's results of operations.

16.    Key Personnel

        The Company utilizes highly skilled personnel in operating and supporting its businesses. In times of high utilization, it can be difficult to find qualified individuals. Although to date the Company's operations have not been materially affected by competition for personnel, an inability to obtain a sufficient number of qualified personnel could materially impact the Company's results of operations.

17.    Changes in Technologies

        Although the Company takes measures to ensure that it uses advanced oil and natural gas drilling technology, changes in technology or improvements in competitors' equipment could make the Company's equipment less competitive or require significant capital investments to keep its equipment competitive.

18.    Concentration of Credit

        The concentration of the Company's customers in the energy industry could cause them to be similarly affected by changes in industry conditions and, as a result, could impact the Company's exposure to credit risk. The Company cannot offer assurances that losses due to uncollectible receivables will be consistent with expectations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning the Company's U.S. drilling rigs as of September 30, 2006:

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
TEXAS	178	18,000	SCR (FlexRig2)	1,500
WYOMING	179	18,000	SCR (FlexRig2)	1,500
WYOMING	180	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500
TEXAS	213	18,000	AC (FlexRig3)	1,500
TEXAS	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
TEXAS	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
TEXAS	219	18,000	AC (FlexRig3)	1,500
TEXAS	220	18,000	AC (FlexRig3)	1,500
LOUISIANA	221	18,000	AC (FlexRig3)	1,500
TEXAS	222	18,000	AC (FlexRig3)	1,500
TEXAS	223	18,000	AC (FlexRig3)	1,500
TEXAS	224	18,000	AC (FlexRig3)	1,500
OKLAHOMA	225	18,000	AC (FlexRig3)	1,500
TEXAS	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	228	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	230	18,000	AC (FlexRig3)	1,500
TEXAS	231	18,000	AC (FlexRig3)	1,500
TEXAS	232	18,000	AC (FlexRig3)	1,500
TEXAS	233	18,000	AC (FlexRig3)	1,500
TEXAS	234	18,000	AC (FlexRig3)	1,500
TEXAS	235	18,000	AC (FlexRig3)	1,500
TEXAS	236	18,000	AC (FlexRig3)	1,500
TEXAS	237	18,000	AC (FlexRig3)	1,500
TEXAS	238	18,000	AC (FlexRig3)	1,500

COLORADO	239	18,000	AC (FlexRig3)	1,500
TEXAS	240	18,000	AC (FlexRig3)	1,500
WYOMING	241	18,000	AC (FlexRig3)	1,500
TEXAS	243	18,000	AC (FlexRig3)	1,500
TEXAS	245	18,000	AC (FlexRig3)	1,500
COLORADO	271	14,000	AC (FlexRig4)	1,500
COLORADO	272	14,000	AC (FlexRig4)	1,500
COLORADO	273	14,000	AC FlexRig4)	1,500
COLORADO	274	14,000	AC (FlexRig4)	1,500
COLORADO	275	14,000	AC (FlexRig4)	1,500
COLORADO	276	14,000	AC (FlexRig4)	1,500
COLORADO	277	14,000	AC (FlexRig4)	1,500
COLORADO	278	14,000	AC (FlexRig4)	1,500
NEW MEXICO	281	8,000	AC (FlexRig4)	1,150
NEW MEXICO	282	8,000	AC (FlexRig4)	1,150
NEW MEXICO	283	8,000	AC (FlexRig4)	1,150
WYOMING	284	14,000	AC (FlexRig4)	1,500
WYOMING	285	14,000	AC (FlexRig4)	1,500
WYOMING	286	14,000	AC (FlexRig4)	1,500
WYOMING	287	14,000	AC (FlexRig4)	1,500
TEXAS	288	14,000	AC (FlexRig4)	1,500
TEXAS	289	14,000	AC (FlexRig4)	1,500
COLORADO	290	14,000	AC (FlexRig4)	1,500
COLORADO	291	8,000	AC (FlexRig4)	1,150
TEXAS	293	14,000	AC (FlexRig4)	1,500
TEXAS	294	14,000	AC (FlexRig4)	1,500
HIGHLY MOBILE RIGS
OKLAHOMA	140	10,000	Mechanical	900
OKLAHOMA	158	10,000	SCR	900
TEXAS	156	12,000	Mechanical	1,200
WYOMING	159	12,000	Mechanical	1,200
OKLAHOMA	141	14,000	Mechanical	1,200
TEXAS	142	14,000	Mechanical	1,200
LOUISIANA	143	14,000	Mechanical	1,200
TEXAS	145	14,000	Mechanical	1,200
TEXAS	155	14,000	SCR	1,200
TEXAS	146	16,000	SCR	1,200
TEXAS	147	16,000	SCR	1,200
WYOMING	154	16,000	SCR	1,500
CONVENTIONAL RIGS
TEXAS	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
TEXAS	118	16,000	SCR	1,200
OKLAHOMA	119	16,000	SCR	1,200
TEXAS	120	16,000	SCR	1,200
TEXAS	171	16,000	SCR	1,000
WYOMING	172	16,000	Mechanical	1,000
TEXAS	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
LOUISIANA	79	20,000	SCR	2,000
TEXAS	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500

OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	97	26,000	SCR	2,000
LOUISIANA	99	26,000	SCR	2,000
TEXAS	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
TEXAS	148	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
MISSISSIPPI	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
OFFSHORE PLATFORM RIGS
GULF OF MEXICO	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Tension-leg	2,000
LOUISIANA	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
GULF OF MEXICO	105	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

        The following table sets forth information with respect to the utilization of the Company's U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2002	2003	2004	2005	2006
U.S. Land Rigs
Number of rigs owned at end of period	66	83	87	91	113
Average rig utilization rate during period (1)	84%	81%	87%	94%	99%
U.S. Offshore Platform Rigs
Number of rigs owned at end of period	12	12	11	11	9
Average rig utilization rate during period (1)	83%	51%	48%	53%	69%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

        The following table sets forth certain information concerning the Company's international drilling rigs as of September 30, 2006:

Location	Rig	Optimum Depth		Rig Type	Drawworks: Horsepower
Argentina	139	30,000	+	SCR	3,000
Argentina	175	30,000		SCR	3,000
Argentina	177	30,000		SCR	3,000
Bolivia	151	30,000	+	SCR	3,000
Chile	123	26,000		SCR	2,100
Colombia	133	30,000		SCR	3,000
Colombia	152	30,000	+	SCR	3,000
Ecuador	22	18,000		SCR (Heli Rig)	1,700
Ecuador	23	18,000		SCR (Heli Rig)	1,500
Ecuador	132	18,000		SCR	1,500
Ecuador	176	18,000		SCR	1,500
Ecuador	121	20,000		SCR	1,700
Ecuador	117	26,000		SCR	2,500
Ecuador	138	26,000		SCR	2,500
Ecuador	190	26,000		SCR	2,000
Tunisia	242	18,000		AC (FlexRig3)	1,500
Venezuela	160	26,000		SCR	2,000
Venezuela	113	30,000		SCR	3,000
Venezuela	115	30,000		SCR	3,000
Venezuela	116	30,000		SCR	3,000
Venezuela	127	30,000		SCR	3,000
Venezuela	128	30,000		SCR	3,000
Venezuela	129	30,000		SCR	3,000
Venezuela	135	30,000		SCR	3,000
Venezuela	150	30,000		SCR	3,000
Venezuela	174	30,000		SCR	3,000
Venezuela	153	30,000	+	SCR	3,000

        The following table sets forth information with respect to the utilization of the Company's international drilling rigs for the periods indicated:

	Years ended September 30,
	2002	2003	2004	2005	2006
Number of rigs owned at end of Period	33	32	32	26	27
Average rig utilization rate during period (1)(2)	51%	39%	54%	77%	90%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

(2)
Does not include rigs returned to the United States for major modifications and upgrades.

REAL ESTATE OPERATIONS

        See Item 1.    BUSINESS, pages 5 through 6 of this Report, which is incorporated herein by reference.

STOCK PORTFOLIO

        Information required by this item regarding the stock portfolio held by the Company may be found on, and is incorporated by reference to, page 27 of the Company's Annual Report (Exhibit 13 to this Form 10-K) under the caption, "Management's Discussion & Analysis of Financial Condition and Results of Operations."

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

W. H. Helmerich, III, 83	Chairman of the Board; Director since 1949; Chairman of the Board since 1960
Hans Helmerich, 48	President and Chief Executive Officer; Director since 1987; President and Chief Executive Officer since 1989
Douglas E. Fears, 57	Vice President and Chief Financial Officer since 1988
Steven R. Mackey, 55	Vice President, Secretary and General Counsel; Secretary since 1990; Vice President and General Counsel since 1988
John W. Lindsay, 45
Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. since 2006; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. since 1997
M. Alan Orr, 55
Executive Vice President, Drilling Technology and Development of Helmerich & Payne International Drilling Co. since 2006; Vice President and Chief Engineer of Helmerich & Payne International Drilling Co. since 1992

PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2005		2006
Quarter
	High	Low	High	Low
First	$17.080	$13.830	$32.375	$24.945
Second	20.550	15.785	39.350	30.420
Third	23.460	18.690	39.950	26.375
Fourth	30.560	23.805	30.455	22.020

        The Registrant paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter
	2005	2006	2005	2006
First	$.04125	$.04125	$4,165,965	$4,290,909
Second	.04125	.04125	4,213,594	4,333,069
Third	.04125	.04500	4,226,835	4,344,984
Fourth	.04125	.04500	4,259,852	4,743,331

        The Company paid a cash dividend of $0.0450 per share on December 1, 2006, to shareholders of record on November 15, 2006. Payment of future dividends will depend on earnings and other factors. All per share amounts have been adjusted as a result of a two-for-one stock split effective June 26, 2006.

        As of December 5, 2006, there were 758 record holders of the Company's common stock as listed by the transfer agent's records.

Summary of All Existing Equity Compensation Plans

        The following chart sets forth information concerning the equity compensation plans of the Company as of September 30, 2006.

EQUITY COMPENSATION PLAN INFORMATION (1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities Reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	5,618,828	$14.2438	4,000,000
Equity compensation plans not approved by security holders (3)	—	—	—
Total	5,618,828	$14.2438	4,000,000

(1)
All information has been adjusted as a result of a two-for-one stock split effective June 26, 2006.

(2)
Includes the 1996 Stock Incentive Plan, the 2000 Stock Incentive Plan, and the 2005 Long-Term Incentive Plan of the Company.

(3)
The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        The following table reflects purchases made during the 2006 fiscal year:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs
July 1–July 31, 2006	—	—	—	—
August 1–August 31, 2006	—	—	—	—
September 1–September 30, 2006	1,325,200	$22.7656	—	2,674,800
TOTAL	1,325,200	$22.7656	—	2,674,800

(1)
The Company has a program to repurchase its Common Stock in the open market. On December 5, 2001, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to two (2) million shares per calendar year, with such annual authorization being adjusted to four (4) million shares due to the two-for-one stock split effective June 26, 2006. The repurchases may be made using the Company's cash reserves or other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors' discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis. All shares reported in the above table were purchased in the open market other than through a publicly announced plan or program. No other purchases were made in fiscal 2006.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion & Analysis of Financial Condition and Results of Operations contained on pages 6 through 38 of the Company's Annual Report (Exhibit 13 to this Form 10-K). On September 30, 2002, the Company spun off Cimarex Energy Co. The historical financial data for the business conducted by Cimarex Energy Co. for 2002 has been reported as discontinued operations which is not included in the five-year summary of selected financial data. All per share amounts have been adjusted as a resulf of a two-for-one stock split effective June 26, 2006.

Five-year Summary of Selected Financial Data

	2002	2003	2004	2005	2006
	(in thousands except per share amounts)
Operating revenues	$523,418	$504,223	$589,056	$800,726	$1,224,813
Asset Impairment	—	—	51,516	—	—
Income from continuing operations	53,706	17,873	4,359	127,606	293,858
Income from continuing operations per common share:
Basic	0.54	0.18	0.04	1.25	2.81
Diluted	0.53	0.18	0.04	1.23	2.77
Total assets	1,227,313	1,417,770	1,406,844	1,663,350	2,134,712
Long-term debt	100,000	200,000	200,000	200,000	175,000
Cash dividends declared per common share	0.155	0.16	0.16125	0.165	0.1725

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item may be found on, and is incorporated by reference to, pages 6 through 38 of the Company's Annual Report (Exhibit 13 to this Form 10-K) under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page 6 of this Report and on, and is incorporated by reference to, the following pages of the Company's Annual Report (Exhibit 13 to this Form 10-K) under Management's Discussion & Analysis of Financial Condition and Results of Operations and in Notes to Consolidated Financial Statements:

Market Risk	Page
• Foreign Currency Exchange Rate Risk	34-35
• Credit Risk	35-36
• Commodity Price Risk	36-37
• Interest Rate Risk	37
• Equity Price Risk	38

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages    through    of the Company's Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        a)    Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that:

    •
    the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    •
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

        b)    Management's Report of Internal Control over Financial Reporting.

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

    (i)
    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

    (ii)
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and

    (iii)
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

    Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on the Company's evaluation, management has concluded that the Company's internal controls over financial reporting were effective as of September 30, 2006.

    The Company's independent registered public accounting firm that audited the Company's financial statements, Ernst & Young LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

  Board of Directors and Shareholders of Helmerich & Payne, Inc.

        We have audited management's assessment, included in the accompanying Management's Report of Internal Control over Financial Reporting, that Helmerich & Payne, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich and Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Helmerich & Payne, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2006 of Helmerich & Payne, Inc. and our report dated December 7, 2006, expressed an unqualified opinion thereon.

                        Ernst & Young LLP

Tulsa, Oklahoma
December 7, 2006

        c)     Changes in Internal Controls Over Financial Reporting

  There were no changes in the Company's internal controls over financial reporting during the Company's fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information required under this item with respect to Directors, audit committees, and other disclosures under Item 401 of Regulation S-K, as well as delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2007, to be filed with the Commission not later than 120 days after September 30, 2006.

        The Company has adopted a Code of Ethics applicable to its CEO, CFO and Senior Financial Officers. The text of such Code is located on the Company's website under "Investor Relations—Corporate Governance." The Company's Internet address is www.hpinc.com. The Company intends to disclose any amendments to or waivers from its Code of Ethics on its website.

Item 11.    EXECUTIVE COMPENSATION

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2007, to be filed with the Commission not later than 120 days after September 30, 2006.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2007, to be filed with the Commission not later than 120 days after September 30, 2006.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2007, to be filed with the Commission not later than 120 days after September 30, 2006.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2007, to be filed with the Commission not later than 120 days after September 30, 2006.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in the Company's Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:
		Report of Independent Registered Public Accounting Firm	39
		Consolidated Statements of Income for the Years Ended September 30, 2006, 2005 and 2004	40
		Consolidated Balance Sheets at September 30, 2006 and 2005	41-42
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2006, 2005 and 2004	43
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004	44
		Notes to Consolidated Financial Statements At September 30, 2006	45-75
	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	Exhibits. The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.
	3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc.
	3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 2, 2006, SEC File No. 001-04221.
4.1
Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to the Company's Form 8-A, dated January 18, 1996, SEC File No. 001-04221.
4.2
Amendment to Rights Agreement dated December 8, 2005, between the Company and UMB Bank, N.A. is incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed on December 12, 2005, SEC File No. 001-04221.
*10.1
Consulting Services Agreement between W. H. Helmerich, III, and the Company dated March 30, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.
	*10.2	Amendment to Consulting Services Agreement between W. H. Helmerich, III, and the Company dated December 26, 1990.
*10.3
Second Amendment to Consulting Services Agreement between W. H. Helmerich, III, and the Company dated September 11, 2006, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed September 13, 2006, SEC File No. 001-04221.
*10.4
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.
*10.5
Supplemental Savings Plan for Salaried Employees of Helmerich and Payne, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1999, SEC File No. 001-04221.
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
10.14
First Amendment to Credit Agreement dated July 15, 2003, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2005, SEC File No. 001-04221.
10.15
Second Amendment to Credit Agreement dated May 4, 2004, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2005, SEC File No. 001-04221.
10.16
Third Amendment to Credit Agreement dated July 13, 2004, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2005, SEC File No. 001-04221.
10.17
Fourth Amendment to Credit Agreement dated July 12, 2005, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 13, 2005, SEC File No. 001-04221.
10.18
Fifth Amendment to Credit Agreement dated July 11, 2006, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, N.A. is incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on July 11, 2006, SEC File No. 001-04221.
10.19
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.20
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
*10.21	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 9, 2004, SEC File No. 001-04221.

10.22
Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company's Amended Schedule 13D filed on July 21, 2004.
10.23
Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 14, 2004, SEC File No. 001-04221.
*10.24	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 9, 2005, SEC File No. 001-04221.
*10.25
Advisory Services Agreement dated February 17, 2006, between Helmerich & Payne, Inc. and George S. Dotson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 21, 2006, SEC File No. 001-04221.
*10.26	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.27
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement.
10.28
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
13.	The Company's Annual Report to Shareholders for fiscal 2006.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*
Management or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.
By	/s/ HANS HELMERICH Hans Helmerich, President and Chief Executive Officer Date: December 13, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG William L. Armstrong, Director Date: December 13, 2006	By	/s/ GLENN A. COX Glenn A. Cox, Director Date: December 13, 2006
By	/s/ GEORGE S. DOTSON George S. Dotson, Director Date: December 13, 2006	By	/s/ HANS HELMERICH Hans Helmerich, Director and CEO Date: December 13, 2006
By	/s/ W. H. HELMERICH, III W. H. Helmerich, III, Director Date: December 13, 2006	By	/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr., Director Date: December 13, 2006
By	/s/ PAULA MARSHALL Paula Marshall, Director Date: December 13, 2006	By	/s/ JOHN D. ZEGLIS John D. Zeglis, Director Date: December 13, 2006
By	/s/ DOUGLAS E. FEARS Douglas E. Fears (Principal Financial Officer) Date: December 13, 2006	By	/s/ GORDON K. HELM Gordon K. Helm (Principal Accounting Officer) Date: December 13, 2006