Form 10-Q
period 2006-12-31
HELMERICH & PAYNE INC
filed 2007-02-07
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2006

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

Large accelerated filer   ☒              Accelerated filer   ☐          Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT January 31, 2007
Common Stock, $0.10 par value	103, 231, 570

Total Number of Pages - 25

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited December 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$73,088	$33,853
Short term investments	333	48,673
Accounts receivable, less reserve of $2,015 at December 31, 2006 and $2,007 at September 30, 2006	329,150	289,479
Inventories	26,422	26,165
Deferred income tax	8,624	10,168
Assets held for sale	3,879	4,234
Prepaid expenses and other	30,829	16,119
Total current assets	472,325	428,691

Investments	191,119	218,309
Property, plant and equipment, net	1,603,978	1,483,134
Other assets	4,584	4,578

Total assets	$2,272,006	$2,134,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$13,721	$3,721
Accounts payable	116,472	138,750
Accrued liabilities	140,735	97,077
Long-term debt due within one year	25,000	25,000
Total current liabilities	295,928	264,548

NonCurrent liabilities:
Long-term notes payable	205,000	175,000
Deferred income taxes	271,453	269,919
Other	41,307	43,353
Total noncurrent liabilities	517,760	488,272

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	137,225	135,500
Retained earnings	1,321,286	1,215,127
Accumulated other comprehensive income	53,408	69,645
Treasury stock, at cost	(64,307)	(49,086)
Total shareholders’ equity	1,458,318	1,381,892

Total liabilities and shareholders’ equity	$2,272,006	$2,134,712

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005
Operating revenues:
Drilling — U.S. Land	$269,900	$172,754
Drilling — U.S. Offshore	30,986	29,520
Drilling — International	82,614	50,257
Real Estate	2,899	2,857
	386,399	255,388

Operating costs and other:
Operating costs, excluding depreciation	199,467	140,596
Depreciation	30,151	22,923
General and administrative	10,613	11,938
Income from asset sales	(486)	(973)
	239,745	174,484

Operating income	146,654	80,904

Other income (expense):
Interest and dividend income	1,244	2,530
Interest expense	(919)	(2,580)
Gain on sale of investment securities	26,337	2,720
Other	64	(513)
	26,726	2,157

Income before income taxes and equity in income of affiliate	173,380	83,061

Income tax provision	64,098	32,802
Equity in income of affiliate net of income taxes	1,504	555

NET INCOME	$110,786	$50,814

Earnings per common share:
Basic	$1.07	$0.49
Diluted	$1.06	$0.48

Weighted average shares outstanding:
Basic	103,312	103,987
Diluted	104,776	106,173

Dividends declared per common share	$0.04500	$0.04125

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$110,786	$50,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,151	22,923
Equity in income of affiliate before income taxes	(2,426)	(895)
Stock-based compensation	1,835	2,720
Gain on sale of investment securities	(26,199)	(2,584)
Gain on sale of assets	(486)	(973)
Other-net	—	(2)
Deferred income tax expense	12,173	2,712
Change in assets and liabilities-
Accounts receivable	(45,764)	(23,925)
Inventories	(257)	(345)
Prepaid expenses and other	(14,716)	(12,336)
Accounts payable	30,773	(6,333)
Accrued liabilities	43,682	26,290
Deferred income taxes	857	376
Other noncurrent liabilities	(2,591)	2,032

Net cash provided by operating activities	137,818	60,474

INVESTING ACTIVITIES:
Capital expenditures	(187,484)	(53,654)
Insurance proceeds from involuntary conversion	330	—
Proceeds from sale of investments	84,605	3,060
Proceeds from asset sales	681	1,468
Net cash used in investing activities	(101,868)	(49,126)

FINANCING ACTIVITIES:
Repurchase of common stock	(17,621)	—
Increase in notes payable	10,000	—
Increase in long-term debt	30,000	—
Decrease in bank overdraft	(14,943)	—
Dividends paid	(4,655)	(4,291)
Proceeds from exercise of stock options	471	3,718
Excess tax benefit from stock-based compensation	33	2,051
Net cash provided by financing activities	3,285	1,478

Net increase in cash and cash equivalents	39,235	12,826
Cash and cash equivalents, beginning of period	33,853	288,752
Cash and cash equivalents, end of period	$73,088	$301,578

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2006	107,058	$10,706	$135,500	$1,215,127	$69,645	3,189	$(49,086)	$1,381,892

Comprehensive Income:

Net Income				110,786				110,786
Other comprehensive income, Unrealized losses on available- for-sale securities, net of realized gains included in net income of $16,329 (net of $10,008 income tax)					(16,237)			(16,237)
Total Comprehensive income								94,549

Cash dividends ($0.045 per share)				(4,627)				(4,627)
Exercise of stock options			(167)			(41)	638	471
Tax benefit of stock-based awards, including excess tax benefits of $33			57					57
Repurchase of common stock						682	(15,859)	(15,859)
Stock-based compensation			1,835					1,835

Balance, December 31, 2006	107,058	$10,706	$137,225	$1,321,286	$53,408	3,830	$(64,307)	$1,458,318

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2006 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

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

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Basic weighted average shares	103,312	103,987
Effect of dilutive shares:
Stock options and restricted stock	1,464	2,186
Diluted weighted average shares	104,776	106,173

3.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

4.     Investments

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan.  The investments in the limited partnerships carried at cost were approximately $12.4 million at December 31, 2006 and at September 30, 2006.  The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $6.4 million at December 31, 2006 and $5.9 million at September 30, 2006.  The recorded amounts for investments accounted for under the equity method are $60.7 million and $58.3 million at December 31, 2006 and September 30, 2006, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities 12/31/06	$15,441	$96,185	$—	$111,626
Equity Securities 09/30/06	$19,413	$122,490	$(115)	$141,788

5.               Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2006	2005
After-tax gain	$16,184	$1,721
Earnings per diluted share	$0.15	$0.02

6.               Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net Income	$110,786	$50,814
Other comprehensive income:
Net unrealized gain (loss) on securities	(16,237)	8,244
Total comprehensive income	$94,549	$59,058

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Unrealized gain on securities, net	$59,634	$75,871
Minimum pension liability	(6,226)	(6,226)
Accumulated other comprehensive income	$53,408	$69,645

7.               Financial Instruments

At September 30, 2006, the Company’s short-term investments consisted primarily of auction rate securities classified as available-for-sale.  During the three months ended December 31, 2006, the Company sold $48.3 million in auction rate securities with no realized gains or losses.  The proceeds of those sales are included in the sale of investments under investing activities on the Consolidated Condensed Statements of Cash Flows.

8.               Cash Dividends

The $0.045 cash dividend declared September 6, 2006, was paid December 1, 2006. On December 5, 2006, a cash dividend of $0.045 per share was declared for shareholders of record on February 15, 2007, payable March 1, 2007.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.               Stock-Based Compensation

The Company has two plans providing for common-stock based awards to employees and to non-employee Directors.  The plans permit the granting of various types of awards including stock options and restricted stock awards.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after grant.   Vesting requirements are determined by the Human Resources Committee of the Company’s Board of Directors.  Readers should refer to Note 6 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for additional information related to these stock-based compensation plans.

In October 2005, the Company adopted SFAS 123(R) “Share-Based Payment” using a modified prospective application.  The Company uses the Black-Scholes formula to estimate the value of stock options granted.  The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company has the right to satisfy option exercises from treasury shares and from authorized but unissued shares.

During the three months ended December 31, 2006, the Company repurchased 681,900 shares of its common stock at an aggregate cost of $15.9 million.  The Company may repurchase additional shares of its common stock during fiscal 2007 if the share price is favorable.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2006	2005
Compensation expense
Stock options	$1,508	$2,624
Restricted stock	327	96
	$1,835	$2,720
After-tax stock based compensation	$1,138	$1,686

Per basic share	$.01	$.02
Per diluted share	$.01	$.02

Cash received from exercise of stock options	$471	$3,718

In December 2005, the Company accelerated the vesting of share options held by a senior executive who retired.  As a result of that modification, the Company recognized additional compensation expense of $0.9 million for the three months ended December 31, 2005.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

STOCK OPTIONS

The following summarizes the weighted-average assumptions in the model for the three months ended December 31, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.6%	4.5%
Expected stock volatility	35.9%	36.9%
Dividend yield	.7%	.5%
Expected term (in years)	5.5	5.2

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury securities for the expected term of the option.

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

A summary of stock option activity under the Plan for the three months ended December 31, 2006 and 2005 is presented in the following tables:

December 31, 2006 Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2006	5,619	$14.24
Granted	729	26.90
Exercised	(41)	11.65
Forfeited/Expired	—	—
Outstanding at December 31, 2006	6,307	$15.72	6.22	$55,175
Vested and expected to vest at December 31, 2006	6,239	$15.61	6.19	$55,304
Exercisable at December 31, 2006	4,591	$12.71	5.22	$53,977

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2006 Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	6,488	$12.28
Granted	640	29.68
Exercised	(319)	11.67
Forfeited/Expired	(2)	12.73
Outstanding at December 31, 2005	6,807	$13.95	6.21	$57,895
Vested and expected to vest at December 31, 2005	6,776	$13.88	6.20	$57,875
Exercisable at December 31, 2005	4,836	$11.81	5.19	$46,313

The weighted-average fair value of options granted in the first quarter of fiscal 2007 and 2006 was $10.36 and $11.62, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $0.5 million and $5.7 million, respectively.

As of December 31, 2006, the unrecognized compensation cost related to the stock options was $14.8 million.  That costs is expected to be recognized over a weighted-average period of 3.1 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted for the three months ended December 31, 2006 and 2005 was $26.90 and $30.24, respectively.

A summary of the status of the Company’s restricted stock awards as of December 31, 2006 and 2005, and changes during the three months then ended are presented below:

	Three months ended December 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at October 1	213	$29.57	10	$16.01
Granted	27	26.90	203	30.24
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at December 31	240	$29.27	213	$29.57

As of December 31, 2006, there was $5.6 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 4.1 years.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.         Notes Payable and Long-term Debt

At December 31, 2006, the Company had the following unsecured long-term debt outstanding:

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2007	5.51%	$25,000,000
August 15, 2009	5.91%	25,000,000
August 15, 2012	6.46%	75,000,000
August 15, 2014	6.56%	75,000,000
Senior credit facility:
December 18, 2011	5.70%	30,000,000
		$230,000,000
less long-term debt due within one year		(25,000,000
Long-term debt		$205,000,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

On December 18, 2006, the Company entered into an agreement with a multi-bank syndicate for a five-year, $400 million senior unsecured credit facility.  The Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over LIBOR.  The Company will also pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee will be determined according to a scale based on a ratio of the Company’s total debt to total capitalization.  The LIBOR spread will range from .30 percent to .45 percent depending on the ratios.  At December 31, 2006, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.

Financial covenants in the facility require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of less than 3.00 to 1.00.  The new facility contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At closing, the Company transferred two letters of credit totaling $20.9 million to the facility that remained outstanding at December 31, 2006.  As of December 31, 2006, the Company had $30 million borrowed against the facility. The advance bears interest at 5.7 percent.  Subsequent to December 31, 2006, the advance was renewed for an additional 30 days and an additional $35 million was borrowed at 5.67 percent.

In conjunction with the $400 million senior unsecured credit facility, the Company entered into an agreement with a single bank to amend and restate the previous unsecured line of credit from $50 million to $5 million.  Pricing on the amended line of credit is prime minus 1.75 percent.  The covenants and other terms and conditions are similar to the aforementioned senior credit facility except that there is no commitment fee.  At December 31, 2006, the Company had no outstanding borrowings against this line.

As of December 31, 2006, the Company had outstanding, unsecured notes payable to a bank totaling $13.7 million denominated in a foreign currency.  The interest rate of the notes ranged from 12 to 13 percent with a 60 day maturity.  Subsequent to December 31, 2006, all debt balances were repaid.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

11.         Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2006 and 2005 was 37.0 percent and 39.5 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

12.         Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $236.3 million are outstanding at December 31, 2006.

Various legal actions, the majority of which arise in the ordinary course of business, are pending.  The Company maintains insurance against certain business risks subject to certain deductibles.  None of these legal actions are expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

13.         Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following reportable operating segments: U.S. Land, U.S. Offshore, and International.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major and large independent oil and gas exploration companies.  The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, other South American countries and Africa.  The International operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, the Company has aggregated its International operations into one reportable segment.  The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma.  The key areas of operation include a shopping center and several multi-tenant warehouses.  Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

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

Summarized financial information of the Company’s reportable segments for the three months ended December 31, 2006, and 2005, is shown in the following tables:

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income
December 31, 2006
Contract Drilling:
U.S. Land	$269,900	$—	$269,900	$118,408
U.S. Offshore	30,986	—	30,986	5,691
International	82,614	—	82,614	25,763
	383,500	—	383,500	149,862
Real Estate	2,899	198	3,097	1,467
	386,399	198	386,597	151,329
Eliminations	—	(198)	(198)	—
Total	$386,399	$—	$386,399	$151,329

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income
December 31, 2005
Contract Drilling:
U.S. Land	$172,754	$—	$172,754	$70,991
U.S. Offshore	29,520	—	29,520	5,111
International	50,257	—	50,257	9,302
	252,531	—	252,531	85,404
Real Estate	2,857	192	3,049	1,453
	255,388	192	255,580	86,857
Eliminations	—	(192)	(192)	—
Total	$255,388	$—	$255,388	$86,857

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended December 31,
	2006	2005
	(in thousands)

Segment operating income	$151,329	$86,857

Income from asset sales	486	973
Corporate general and administrative costs and corporate depreciation	(5,161)	(6,926)
Operating income	146,654	80,904

Other income (expense):
Interest and dividend income	1,244	2,530
Interest expense	(919)	(2,580)
Gain (loss) on sale of investment securities	26,337	2,720
Other	64	(513)
Total other income	26,726	2,157

Income before income taxes and equity in income of affiliate	$173,380	$83,061

The following tables present revenues from external customers and total assets by country based on the location of service provided.

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Operating revenues
United States	$303,785	$205,131
Venezuela	23,900	17,356
Ecuador	26,948	19,111
Other Foreign	31,766	13,790)
Total	$386,399	$255,388

	December 31,	September 30,
	2006	2006
	(in thousands)
Total Assets
U.S. Land	$1,530,575	$1,356,817
U.S. Offshore	92,026	110,192
International	329,629	311,605
	1,952,230	1,778,614

Real Estate	30,660	30,626
Other	289,116	325,472
	$2,272,006	$2,134,712

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

14.         Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2006 and 2005 as to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost (Benefit)

	Three Months Ended December 31,
	2006	2005
	(in thousands)
Service Cost
Interest Cost	$—	$1,021
Expected return on plan assets	1,216	1,210
Recognized net actuarial loss	(1,281)	(1,234)
Net pension expense (benefit)	35	219
	$(30)	$1,216

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At December 31,	2006	2005

Asset Category
Equity Securities	76.5%	74.5%
Debt Securities	20.8%	23.6%
Real Estate and Other	2.7%	1.9%
Total	100.0%	100.0%

Employer Contributions

The Company does not anticipate funding the Pension Plan in fiscal 2007 will be required.  However, the Company can choose to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributing $3.0 million in fiscal 2007.  Through December 31, 2006, the Company had contributed $0.3 million to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $90,000 and $92,000 for the three months ended December 31, 2006 and 2005, respectively.  The pension liability at December 31, 2006 and September 30, 2006 was $3.8 million and $3.5 million respectively.

15.   Risk Factors

The Company derives its revenue in Venezuela from Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The net receivable from PDVSA, as disclosed in the Company’s 2006 Annual Report on Form 10-K, was approximately $66 million at December 1, 2006.  At December 31, 2006, the net receivable was $64 million, a reduction due to collections from PDVSA.  As of February 1, 2006, the net receivable from PDVSA was approximately $44 million. With the collection of the amounts due, all short-term borrowings from two local banks in Venezuela have been paid.

16.   Gain Contingencies

In August 2006, the Company signed an option agreement to sell two U.S. offshore rigs.  The net book value of the two rigs at December 31, 2006 was approximately $3.9 million and has been classified as “Assets held for sale” in the Company’s December 31, 2006 Consolidated Balance Sheet.  In September 2006, the Company received $2.0 million from the optionee for exclusive rights to purchase the rigs. An additional $6.0 million was received in October 2006 to exercise the extended

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

option term.  The $8.0 million is classified in current liabilities in the Consolidated Balance Sheet at December 31, 2006.  The purchase option was exercised subsequent to December 31, 2006 and the transaction is expected to close in the second quarter of fiscal 2007.

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The rig was insured at a value that approximated replacement cost to cover the net book value and any additional losses.  Therefore, the Company expects to record a gain resulting from the receipt of insurance proceeds.  Capital costs incurred in conjunction with any repairs will be capitalized and depreciated in accordance with the Company’s accounting policies.  Insurance proceeds of approximately $3.0 million were received in fiscal 2006 and $0.3 million was received during the three months ended December 31, 2006. Subsequent to December 31, 2006, additional insurance proceeds of approximately $3.5 million were received and additional claims will be submitted.  The total proceeds received through December 31, 2006 approximated the net book value of equipment lost in the hurricane so no gain has been recognized through December 31, 2006.  Insurance proceeds are in the Consolidated Statements of Cash Flows under investing activities.  Additional insurance proceeds, as received, will be recorded as income in the Consolidated Statement of Income.  At this time, it is expected the entire amount of insurance proceeds may not be received until fiscal 2008.  The Company anticipates the rig returning to service during fiscal 2007.

17.   Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158).  SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position.  This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006.  The Company’s pension plan was frozen on September 30, 2006, and as a result, the Company has effectively reflected the funded status of the plan in the Consolidated Balance Sheets; therefore, SFAS 158 will have no impact on consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
December 31, 2006

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of Venezuelan receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of business of the Company’s limited source vendors or fabricators, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses.  Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  The Company’s risk factors are more fully described in the Company’s 2006 Annual Report on Form 10-K.  No material changes in the risk factors have occurred.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 vs. Three Months Ended December 31, 2005

The Company reported net income of $110.8 million ($1.06 per diluted share) from operating revenues of $386.4 million for the first quarter ended December 31, 2006, compared with net income of $50.8 million ($0.48 per diluted share) from operating revenues of $255.4 million for the first quarter of fiscal year 2006.  Net income in the three months ended December, 2006 includes $16.2 million ($0.15 per diluted share) of after-tax gains from the sale of available-for-sale securities compared to $1.7 million ($0.02 per diluted share) in the first quarter of fiscal 2006.

The following tables summarize operations by business segment for the three months ended December 31, 2006 and 2005.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for International operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
December 31, 2006

	Three Months Ended December 31,
	2006	2005
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$269,900	$172,754
Direct operating expenses	127,357	84,215
General and administrative expense	3,452	3,082
Depreciation	20,683	14,466
Segment operating income	$118,408	$70,991

Activity days	10,548	8,035
Average rig revenue per day	$24,231	$20,198
Average rig expense per day	$10,717	$9,179
Average rig margin per day	$13,514	$11,019
Rig utilization	98%	97%

U.S. LAND segment operating income increased to $118.4 million for the first quarter of fiscal 2007 compared to $71.0 million in the same period of fiscal 2006.  Revenues were $269.9 million and $172.8 million in the first quarter of fiscal 2007 and 2006, respectively. Included in land revenues for the three months ended December 31, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $14.3 million and $10.5 million, respectively. The $47.4 million increase in segment operating income was primarily the result of increased activity days and higher dayrates. Depreciation increased $6.2 million to $20.7 million for the three months ended December 31, 2006 compared to $14.5 million for the three months ended December 31, 2005.  The increase is due to the addition of 31 new FlexRigs for the period January 1, 2006 through December 31, 2006.

Average land rig revenue per day was $24,231 and $20,198 for the first quarter of fiscal 2007 and 2006, respectively.  The significant increase in average rig revenue per day was primarily due to an increase in dayrates in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Land rig activity days for the first quarter of fiscal 2007 were 10,548 compared with 8,035 for the same period of fiscal 2006, with an average of 114.6 and 87.3 rigs working during the first quarter of fiscal 2007 and 2006, respectively.

Average rig expense per day increased $1,538 to $10,717 per day at December 31, 2006 from $9,179 per day at December 31, 2005.  The energy industry experienced a demand for materials, supplies and labor since December 31, 2005 that elevated prices and wages contributing to the cost per day increase.

	Three Months Ended December 31,
	2006	2005
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$30,986	$29,520
Direct operating expenses	21,104	20,308
General and administrative expense	1,421	1,437
Depreciation	2,770	2,664
Segment operating income	$5,691	$5,111

Activity days	588	644
Average rig revenue per day	$38,824	$36,339
Average rig expense per day	$23,901	$22,986
Average rig margin per day	$14,923	$13,353
Rig utilization	71%	64%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
December 31, 2006

U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.3 million and $3.8 million for the three months ended December 31, 2006 and 2005, respectively.

The decrease in revenue days was due to two rigs being stacked at the end of the first quarter of fiscal 2007 compared to one in the first quarter of fiscal 2006.  Although the number of revenue days decreased, revenues in the first quarter of fiscal 2007 reflect higher dayrates for the same rigs working in both comparable quarters causing the average rig revenue per day to increase in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

The Company has entered into an agreement to sell two of its offshore rigs.  That sale is expected to close in the second quarter of fiscal 2007.  Excluding the rigs being sold, the Company has six of its nine platform rigs working, one rig waiting on location and two rigs stacked.

	Three Months Ended December 31,
	2006	2005
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$82,614	$50,257
Direct operating expenses	50,694	35,693
General and administrative expense	600	606
Depreciation	5,557	4,656
Segment operating income	$25,763	$9,302

Activity days	2,366	2,028
Average rig revenue per day	$27,690	$20,285
Average rig expense per day	$14,878	$13,512
Average rig margin per day	$12,812	$6,773
Rig utilization	96%	83%

INTERNATIONAL DRILLING segment operating income for the first quarter of fiscal 2007 was $25.8 million, compared to $9.3 million in the same period of fiscal 2006.  Rig utilization for International operations was 96 percent for this year’s first quarter, compared with 83 percent for the first quarter of fiscal 2006.  During the quarter, an average of 26.0 rigs worked compared to an average of 22.3 rigs in the first quarter of fiscal 2006.

International revenues were $82.6 million in the first quarter of fiscal 2007, compared with $50.3 million in the first quarter of fiscal 2006. The 64 percent increase is attributable to dayrate increases that have occurred in foreign markets during the last twelve months and additional activity days in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  Revenue also benefited from a new FlexRig being added to the international fleet at the end of fiscal 2006, increasing the number of international rigs to twenty-seven.

Direct operating expenses for the first quarter of fiscal 2007 were up 42 percent from the first quarter of fiscal 2006 due to increased activity days and inflationary pressures in the oil service sector.

Included in International Drilling revenues for the three months ended December 31, 2006 and 2005 are reimbursements for “out-of-pocket” expenses of $12.5 million and $5.1 million, respectively.

OTHER

General and administrative expenses decreased to $10.6 million in the first quarter of fiscal 2007 from $11.9 million in the first quarter of fiscal 2006.  The $1.3 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
December 31, 2006

decrease is primarily due to a reduction of pension expense in the first quarter of fiscal 2007 compared to 2006.  The Pension Plan was frozen and benefit accruals were discontinued effective September 30, 2006, thus reducing the service cost of the Plan.

Interest and dividend income decreased to $1.2 million in the first quarter of fiscal 2007 compared to $2.5 million in the first quarter of fiscal 2006.  The $1.3 million decrease is attributable to a reduction in short-term investments that were used at maturity to meet the capital needs associated with the FlexRig construction.

Interest expense was $0.9 million in the first quarter of fiscal 2007, compared to $2.6 million in the same period of fiscal 2006.  Interest expense is primarily attributable to the $200 million long-term debt for both comparable quarters.  The reduction in interest expense is due to capitalized interest of $2.5 million related to the Company’s rig construction program in the first quarter of fiscal 2007 compared to $0.6 million in the first quarter of fiscal 2006.

Income from the sale of investment securities was $26.3 million, $16.2 million after-tax ($0.15 per diluted share) in the first quarter of fiscal 2007.  In the first quarter of fiscal 2006, income from the sale of investment securities was $2.7 million, $1.7 million after-tax ($0.02 per diluted share).  The gain in both quarters was from the sale of available-for-sale investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $73.1 million at December 31, 2006 from $33.9 million at September 30, 2006. Contributing to the $39.2 million increase in cash and cash equivalents were: net cash provided by operating activities of $137.8 million, proceeds from the sale of investments of $84.6 million, proceeds from the sale of assets and insurance proceeds totaling $1.0 million, increase in short-term notes and long-term debt of $40.0 million, and cash received from the exercise of stock options and the excess tax benefit from stock-based compensation of $0.5 million. The decreases include capital expenditures of $187.5 million, repurchase of common stock of $17.6 million, a reduction in bank overdraft of $14.9 million and dividends paid of $4.7 million.

In November 2006, the Company announced that three-year term contracts were reached with three exploration and production companies to operate seven new FlexRigs. With these contracts and those previously announced, the Company has committed to build 73 new FlexRigs.  Each agreement, with the exception of one, has at least a three-year commitment by the operator under a minimum fixed contract.  The drilling services are performed on a daywork contract basis.  Through December 31, 2006, 34 rigs were completed for delivery, and 32 of the 34 rigs began field operations by December 31, 2006.  The remaining rigs are expected to be completed by the end of calendar 2007.

During fiscal 2006, labor and equipment shortages resulted in construction delays and increased costs compared to initial schedules and original cost estimates.  Delivery schedules of the new rigs were pushed back to such a degree that late-delivery contractual liquidated damage payments were incurred and are expected to be incurred for most of the remaining rigs.  However, the incurred and projected liquidated damage payments had, and are expected to have, minimal impact on revenues and margins.  During the first quarter of fiscal 2007, ten rigs were completed for delivery.  At this time, the Company does not anticipate any additional delays and expects to maintain a delivery of three to four rigs per month to the field.

Capital expenditures were $187.5 million and $53.7 million for the first three months of fiscal 2007 and 2006, respectively.  Capital expenditures increased from 2006 due to the Company’s current construction program of new FlexRigs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
December 31, 2006

The Company anticipates capital expenditures to total approximately $750 million for fiscal 2006.  Included in the $750 million is approximately $600 million to construct the new FlexRigs scheduled to be built in fiscal 2007. Current cash and cash provided from operating activities, together with funds available under the credit facilities, are anticipated to be sufficient to meet the Company’s operating cash requirements and estimated capital expenditures, including rig construction, for fiscal 2007.

The Company’s indebtedness totaled $243.7 million at December 31, 2006, as described in Note 10 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2006.

PART I.  FINANCIAL INFORMATION

December 31, 2006

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006;

•                  Note 10 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase  of Common Stock for the three months ended December 31, 2006:

	(a) Total Number of Shares (or Units)	(b) Average Price Paid Per Share (or	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) That May Yet Be Purchased Under
Period	Purchased	Units)	Plans or Programs	Plans or Programs
October 1 – October 31, 2006	681,900	$23.2565	—	1,992,900	(1)
November 1 – November 30, 2006	—	—	—	1,992,900	(1)
December 1 – December 31, 2006	—	—	—	1,992,900	(1)
TOTAL	681,900	$23.2565	—	1,992,900	(1)

(1) The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to four (4) million shares per calendar year. The repurchases may be made using the Company’s cash reserves or other available sources.  The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion.  All shares reported in the above table were purchased in the open market other than through a publicly announced plan or program.  No other purchases were made in the quarter ended December 31, 2006.

Subject to market considerations, the Company may repurchase additional shares in the open market.  Repurchases, if any, would be funded with current cash and cash equivalents.

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

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 7, 2007	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: February 7, 2007	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description
31.1	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.