Form 10-Q
period 2007-03-31
HELMERICH & PAYNE INC
filed 2007-05-08
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2007

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

Large accelerated filer ☒                                          Accelerated filer ☐                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

CLASS	OUTSTANDING AT April 30, 2007
Common Stock, $0.10 par value	103,314,928
Total Number of Pages - 31

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$89,140	$33,853
Short term investments	344	48,673
Accounts receivable, less reserve of $2,001 at March 31, 2007 and $2,007 at September 30, 2006	304,486	289,479
Inventories	26,025	26,165
Deferred income tax	11,301	10,168
Assets held for sale	—	4,234
Prepaid expenses and other	32,726	16,119
Total current assets	464,022	428,691

Investments	206,013	218,309
Property, plant and equipment, net	1,807,965	1,483,134
Other assets	6,537	4,578

Total assets	$2,484,537	$2,134,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$3,721
Accounts payable	116,612	138,750
Accrued liabilities	106,120	97,077
Long-term debt due within one year	25,000	25,000
Total current liabilities	247,732	264,548

NonCurrent liabilities:
Long-term notes payable	330,000	175,000
Deferred income taxes	294,755	269,919
Other	42,919	43,353
Total noncurrent liabilities	667,674	488,272

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	138,934	135,500
Retained earnings	1,423,489	1,215,127
Accumulated other comprehensive income	59,748	69,645
Treasury stock, at cost	(63,746)	(49,086)
Total shareholders’ equity	1,569,131	1,381,892

Total liabilities and shareholders’ equity	$2,484,537	$2,134,712

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Operating revenues:
Drilling – U.S. Land	$269,145	$193,668	$539,045	$366,422
Drilling – U.S. Offshore	24,062	33,703	55,048	63,223
Drilling – International	76,591	61,117	159,205	111,374
Real Estate	2,738	2,342	5,637	5,199
	372,536	290,830	758,935	546,218

Operating costs and other:
Operating costs, excluding depreciation	199,456	156,800	398,923	297,396
Depreciation	32,952	23,385	63,103	46,308
General and administrative	13,350	13,957	23,963	25,895
Gain from involuntary conversion of long-lived assets	(5,170)	—	(5,170)	—
Income from asset sales	(32,336)	(3,563)	(32,822)	(4,536)
	208,252	190,579	447,997	365,063

Operating income	164,284	100,251	310,938	181,155

Other income (expense):
Interest and dividend income	1,034	2,456	2,278	4,986
Interest expense	(1,913)	(1,946)	(2,832)	(4,526)
Gain on sale of investment securities	177	—	26,514	2,720
Other	66	27	130	(486)
	(636)	537	26,090	2,694

Income before income taxes and equity in income of affiliate	163,648	100,788	337,028	183,849

Income tax provision	59,338	38,240	123,436	71,042
Equity in income of affiliate net of income taxes	2,551	2,025	4,055	2,580

NET INCOME	$106,861	$64,573	$217,647	$115,387

Earnings per common share:
Basic	$1.04	$0.62	$2.11	$1.11
Diluted	$1.02	$0.61	$2.08	$1.09

Weighted average shares outstanding:
Basic	103,239	104,627	103,276	104,303
Diluted	104,832	106,114	104,841	105,771

Dividends declared per common share	$0.0450	$0.04125	$0.0900	$0.0825

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$217,647	$115,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,103	46,308
Non-cash charges, net	99	—
Equity in income of affiliate before income taxes	(6,540)	(4,161)
Stock-based compensation	3,560	6,587
Gain on sale of investment securities	(26,376)	(2,584)
Gain from involuntary conversion of long-lived assets	(5,170)	—
Gain on sale of assets	(32,822)	(4,536)
Other-net	—	(769)
Deferred income tax expense	27,354	7,317
Change in assets and liabilities-
Accounts receivable	(21,115)	(30,796)
Inventories	140	(2,684)
Prepaid expenses and other	(18,566)	(8,849)
Accounts payable	34,920	4,749
Accrued liabilities	8,792	5,984
Deferred income taxes	2,416	3,205
Other noncurrent liabilities	(1,577)	2,642

Net cash provided by operating activities	245,865	137,800

INVESTING ACTIVITIES:
Capital expenditures	(433,900)	(170,900)
Purchase of investments	—	(83,010)
Insurance proceeds from involuntary conversion	5,170	—
Proceeds from sale of investments	84,812	5,060
Proceeds from asset sales	37,947	7,923
Other	214	—
Net cash used in investing activities	(305,757)	(240,927)

FINANCING ACTIVITIES:
Repurchase of common stock	(17,621)	—
Decrease in notes payable	(3,721)	—
Increase in long-term debt	155,000	—
Decrease in bank overdraft	(10,195)	—
Dividends paid	(9,311)	(8,624)
Proceeds from exercise of stock options	872	11,860
Excess tax benefit from stock-based compensation	155	6,294
Net cash provided by financing activities	115,179	9,530

Net increase (decrease) in cash and cash equivalents	55,287	(93,597)
Cash and cash equivalents, beginning of period	33,853	288,752
Cash and cash equivalents, end of period	$89,140	$195,155

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance, September 30, 2006	107,058	$10,706	$135,500	$1,215,127	$69,645	3,189	$(49,086)	$1,381,892

Comprehensive Income:

Net Income				217,647				217,647
Other comprehensive income, Unrealized losses on available-for-sale securities, net of realized gains included in net income of $16,438 (net of $10,075 income tax)					(9,897)			(9,897)
Total Comprehensive income								207,750

Cash dividends ($0.09 per share)				(9,285)				(9,285)
Exercise of stock options			(327)			(74)	1,199	872
Tax benefit of stock-based awards, including excess tax benefits of $155			201					201
Repurchase of common stock						682	(15,859)	(15,859)
Stock-based compensation			3,560					3,560

Balance, March 31, 2007	107,058	$10,706	$138,934	$1,423,489	$59,748	3,797	$(63,746)	$1,569,131

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

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic weighted average shares	103,239	104,627	103,276	104,303
Effect of dilutive shares:
Stock options and restricted stock	1,593	1,487	1,565	1,468
Diluted weighted average shares	104,832	106,114	104,841	105,771

For the three months ended March 31, 2007, options to purchase 605,511 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

For the six months ended March 31, 2007, options to purchase 1,332,036 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

For the three and six months ended March 31, 2006, all options outstanding were included in the computation of diluted earnings per share.

3.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.               Investments

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, an investment in a limited partnership carried at cost and assets held in a Non-qualified Supplemental Savings Plan.  The investment in the limited partnership carried at cost was $12.4 million at March 31, 2007 and September 30, 2006.  The estimated fair value of the investments carried at cost was $17.0 million and $14.5 million at March 31, 2007 and September 30, 2006, respectively.  The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.0 million at March 31, 2007 and $5.9 million at September 30, 2006.  The recorded amounts for investments accounted for under the equity method are $64.8 million and $58.3 million at March 31, 2007 and September 30, 2006, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities 03/31/07	$15,399	$106,410	$—	$121,809
Equity Securities 09/30/06	$19,413	$122,490	$(115)	$141,788

5.               Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
After-tax gain (loss)	$109	$—	$16,293	$1,721
Earnings per diluted share	$—	$—	$0.15	$0.02

6.               Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net Income	$106,861	$64,573	$217,647	$115,387
Other comprehensive income:
Net unrealized gain (loss) on securities	6,340	23,012	(9,897)	31,256
Total comprehensive income	$113,201	$87,585	$207,750	$146,643

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	March 31,	September 30,
	2007	2006
Unrealized gain on securities, net	$65,974	$75,871
Minimum pension liability	(6,226)	(6,226)
Accumulated other comprehensive income	$59,748	$69,645

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.               Financial Instruments

At September 30, 2006, the Company’s short-term investments consisted primarily of auction rate securities classified as available-for-sale.  During the six months ended March 31, 2007, the Company sold $48.3 million in auction rate securities with no realized gains or losses.  There were no sales of auction rate securities in the second quarter of fiscal 2007.  The proceeds of those sales are included in the sale of investments under investing activities on the Consolidated Condensed Statements of Cash Flows.

8.               Derivative Financial Instruments

During the three months ended March 31, 2007, the Company entered into two written option transactions which expire May 19, 2007.  The Company’s objective with a written option is to optimize earnings from the Company’s portfolio of available-for-sale securities.  An amount equal to the premium received by the Company for the option is recorded as a liability and is subsequently marked-to-market at the end of each accounting period with the results included in net income.  Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss.  As the writer of an option, the Company bears the market risk of an unfavorable change in the price of the security underlying the written option.

The Company received a premium of approximately $0.2 million.  At March 31, 2007, the fair value of the options was approximately ($0.3) million and accordingly, the Company recorded an expense of $0.084 million.  The adjustment to fair value is included as an other non-operating expense on the Consolidated Condensed Statements of Income and a non-operating, non-cash item in the Consolidated Condensed Statements of Cash Flows.

9.               Cash Dividends

The $0.045 cash dividend declared December 5, 2006, was paid March 1, 2007. On March 7, 2007, a cash dividend of $0.045 per share was declared for shareholders of record on May 15, 2007, payable June 1, 2007.

10.         Stock-Based Compensation

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended March 31, 2007, the Company repurchased 681,900 shares of its common stock at an aggregate cost of $15.9 million.  The Company may repurchase additional shares of its common stock during fiscal 2007 if the share price is favorable.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Compensation expense
Stock options	$1,382	$3,556	$2,890	$6,180
Restricted stock	343	311	670	407
	$1,725	$ 3,867	$3,560	$6,587

After-tax stock based compensation	$1,069	$ 2,398	$2,207	$4,084

Per basic share	$.01	$ .02	$.02	$ .04
Per diluted share	$.01	$ .02	$.02	$ .04

Cash received from exercise of stock options	$401	$ 8,142	$872	$ 11,860

In December 2005, the Company accelerated the vesting of share options held by a senior executive who retired.  As a result of that modification, the Company recognized additional compensation expense of $2.2 million and $3.1 million respectively, for the three and six months ended March 31, 2006.

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in the model for the three and six months ended March 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	4.6%	4.5%
Expected stock volatility	35.9%	36.9%
Dividend yield	.7%	.5%
Expected term (in years)	5.5	5.2

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the Plan for the three months ended March 31, 2007 and 2006 is presented in the following tables:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
March 31, 2007	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)
Outstanding at January 1, 2007	6,307	$15.72
Granted	2	27.45
Exercised	(33)	12.02
Forfeited/Expired	(5)	28.90
Outstanding at March 31, 2007	6,271	$15.74	5.98	$91,551
Vested and expected to vest at March 31, 2007	6,208	$15.63	5.95	$91,322

Exercisable at March 31, 2007	4,560	$12.73	4.98	$80,304

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
March 31, 2006	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)
Outstanding at January 1, 2006	6,807	$13.95
Granted	—	—
Exercised	(668)	12.18
Forfeited/Expired	(2)	13.87
Outstanding at March 31, 2006	6,137	$ 14.14	6.18	$63,736
Vested and expected to vest at March 31, 2006	6,108	$ 14.06	6.16	$63,667

Exercisable at March 31, 2006	4,348	$ 11.85	5.21	$50,139

A summary of stock option activity under the Plan for the six months ended March 31, 2007 and 2006 is presented in the following table:

	Six Months Ended March 31,
	2007		2006
	Shares (in thousands)	Weighted- Average Exercise Price	Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at October 1,	5,619	$14.24	6,488	$12.28
Granted	731	26.90	640	29.68
Exercised	(74)	10.62	(987)	12.02
Forfeited/Expired	(5)	28.90	(4)	13.19
Outstanding on March 31,	6,271	$15.72	6,137	$14.14

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average fair value of options granted in the first quarter of fiscal 2007 was $10.36 and the weighted-average fair value of options granted in the second quarter of fiscal 2007 was $9.11.  The weighted-average fair value of options granted in the first quarter of fiscal 2006 was $11.62.  No options were granted in the second quarter of fiscal 2006.

The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $0.5 million and $1.0 million, respectively.  The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was $16.7 million and $22.4 million, respectively.

As of March 31, 2007, the unrecognized compensation cost related to the stock options was $13.4 million.  That costs is expected to be recognized over a weighted-average period of 2.9 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted for the six months ended March 31, 2007 and 2006 was $26.90 and $30.24, respectively.  No shares were granted in the second quarter of fiscal 2007 and 2006.

A summary of the status of the Company’s restricted stock awards as of March 31, 2007 and 2006, and changes during the six months then ended are presented below:

	Six months ended March 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at October 1,	213	$29.57	10	$16.01
Granted	27	26.90	203	30.24
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at March 31,	240	$29.27	213	$29.57

All grants of restricted stock awards shown in the table above were in the first quarter of that fiscal year.

As of March 31, 2007, there was $5.3 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.8 years.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11.         Notes Payable and Long-term Debt

At March 31, 2007, the Company had the following unsecured long-term debt outstanding:

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2007	5.51%	$25,000,000
August 15, 2009	5.91%	25,000,000
August 15, 2012	6.46%	75,000,000
August 15, 2014	6.56%	75,000,000
Senior credit facility:
December 18, 2011	5.67%	155,000,000
		$355,000,000
less long-term debt due within one year		(25,000,000)
Long-term debt		$330,000,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

On December 18, 2006, the Company entered into an agreement with a multi-bank syndicate for a five-year, $400 million senior unsecured credit facility.  The Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over LIBOR.  The Company will also pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee will be determined according to a scale based on a ratio of the Company’s total debt to total capitalization.  The LIBOR spread will range from .30 percent to .45 percent depending on the ratios.  At March 31, 2007, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.

Financial covenants in the facility require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The new facility contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At closing, the Company transferred two letters of credit totaling $20.9 million to the facility that remained outstanding at March 31, 2007.  As of March 31, 2007, the Company had $155 million borrowed against the facility. The advance bears interest at 5.67 percent.  Subsequent to March 31, 2007, the outstanding borrowings were reduced by $10 million.

In conjunction with the $400 million senior unsecured credit facility, the Company entered into an agreement with a single bank to amend and restate the previous unsecured line of credit from $50 million to $5 million.  Pricing on the amended line of credit is prime minus 1.75 percent.  The covenants and other terms and conditions are similar to the aforementioned senior credit facility except that there is no commitment fee.  At March 31, 2007, the Company had no outstanding borrowings against this line.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.         Income Taxes

The Company’s effective tax rate was 36.6 percent in the first six months of fiscal 2007, compared to 38.6 percent in the first six months of fiscal 2006. The effective tax rate for the three months ended March 31, 2007 and 2006 was 36.3 percent and 37.9 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

13.         Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $205.2 million are outstanding at March 31, 2007.

Various legal actions, the majority of which arise in the ordinary course of business, are pending.  The Company maintains insurance against certain business risks subject to certain deductibles.  None of these legal actions are expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

14.         Segment Information

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

Summarized financial information of the Company’s reportable segments for the six months ended March 31, 2007, and 2006, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2007
Contract Drilling:
U.S. Land	$539,045	$—	$539,045	$228,190
U.S. Offshore	55,048	—	55,048	7,889
International	159,205	—	159,205	47,244
	753,298	—	753,298	283,323
Real Estate	5,637	405	6,042	2,428
	758,935	405	759,340	285,751
Eliminations	—	(405)	(405)	—
Total	$758,935	$—	$758,935	$285,751

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2006
Contract Drilling:
U.S. Land	$366,422	$—	$366,422	$153,868
U.S. Offshore	63,223	—	63,223	12,480
International	111,374	—	111,374	22,414
	541,019	—	541,019	188,762
Real Estate	5,199	394	5,593	2,179
	546,218	394	546,612	190,941
Eliminations	—	(394)	(394)	—
Total	$546,218	$—	$546,218	$190,941

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended March 31, 2007, and 2006, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2007
Contract Drilling:
U.S. Land	$269,145	$—	$269,145	$109,782
U.S. Offshore	24,062	—	24,062	2,198
International	76,591	—	76,591	21,481
	369,798	—	369,798	133,461
Real Estate	2,738	207	2,945	961
	372,536	207	372,743	134,422
Eliminations	—	(207)	(207)	—
Total	$372,536	$—	$372,536	$134,422

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2006
Contract Drilling:
U.S. Land	$193,668	$—	$193,668	$82,877
U.S. Offshore	33,703	—	33,703	7,369
International	61,117	—	61,117	13,112
	288,488	—	288,488	103,358
Real Estate	2,342	202	2,544	726
	290,830	202	291,032	104,084
Eliminations	—	(202)	(202)	—
Total	$290,830	$—	$290,830	$104,084

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)

Segment operating income	$134,422	$104,084	$285,751	$190,941
Gain from involuntary conversion of long-lived assets	5,170	—	5,170	—
Income from asset sales	32,336	3,563	32,822	4,536
Corporate general and administrative costs and corporate depreciation	(7,644)	(7,396)	(12,805)	(14,322)
Operating income	164,284	100,251	310,938	181,155

Other income (expense):
Interest and dividend income	1,034	2,456	2,278	4,986
Interest expense	(1,913)	(1,946)	(2,832)	(4,526)
Gain on sale of investment securities	177	—	26,514	2,720
Other	66	27	130	(486)
Total other income (expense)	(636)	537	26,090	2,694

Income before income taxes and equity in income of affiliate	$163,648	$100,788	$337,028	$183,849

	March 31,	September 30,
	2007	2006
	(in thousands)
Total Assets
U.S. Land	$1,734,293	$1,356,817
U.S. Offshore	108,658	110,192
International	292,243	311,605
	2,135,194	1,778,614

Real Estate	30,435	30,626
Other	318,908	325,472
	$2,484,537	$2,134,712

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Operating revenues
United States	$295,945	$229,713	$599,730	$434,844
Venezuela	22,832	19,067	46,732	36,423
Ecuador	25,597	21,949	52,545	41,060
Other Foreign	28,162	20,101	59,928	33,891
Total	$372,536	$290,830	$758,935	$546,218

15.         Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2007 and 2006 as to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)

Service Cost	$—	$1,021	$—	$2,042
Interest Cost	1,216	1,210	2,432	2,420
Expected return on plan assets	(1,281)	(1,234)	(2,562)	(2,468)
Recognized net actuarial loss	35	219	70	438
Net pension expense	$(30)	$1,216	$(60)	$2,432

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At March 31,	2007	2006

Asset Category
Equity Securities	77.2%	84.6%
Debt Securities	20.5%	13.9%
Real Estate and Other	2.3%	1.5%
Total	100.0%	100.0%

Employer Contributions

The Company does not anticipate that it will be required to fund the Pension Plan in fiscal 2007.  However, the Company expects to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributing $3.0 million in fiscal 2007.  Through March 31, 2007, the Company had contributed $1.0 million to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $67,000 and $93,000 for the three months ended March 31, 2007 and 2006, respectively.  Pension expense was approximately $157,000 and $185,000 for the six months ended March 31, 2007 and  2006, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

16.  Risk Factors

The Company derives its revenue in Venezuela from Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The net receivable from PDVSA, as disclosed in the Company’s 2006 Annual Report on Form 10-K, was approximately $66 million at December 1, 2006.  At March 31, 2007, the net receivable was $30 million, a reduction due to collections from PDVSA.  As of May 1, 2007, the net receivable from PDVSA was approximately $39 million.  With the collection of the amounts due, all prior short-term borrowings from two local banks in Venezuela have been paid.

17.  Gain Contingencies

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The rig was insured at a value that approximated replacement cost.  Capital costs incurred in conjunction with any repairs will be capitalized and depreciated in accordance with the Company’s accounting policies.  Insurance proceeds of approximately $3.0 million were received in fiscal 2006.  These proceeds approximated the net book value of equipment. During the six months ended March 31, 2007, additional insurance proceeds of approximately $5.2 million were received and recorded as gain from involuntary conversion of long-lived assets in the Consolidated Statements of Income. Additional claims will be submitted and as received, will also be recorded as income.  Insurance proceeds are included in the Consolidated Statements of Cash Flows under investing activities.  At this time, it is expected the entire amount of insurance proceeds may not be received until fiscal 2008.  The Company anticipates the rig returning to service during fiscal 2007.

18.  Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158).  SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position.  This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006.  The Company’s pension plan was frozen on September 30, 2006, and as a result, the Company has effectively reflected the funded status of the plan in the Consolidated Balance Sheets; therefore, SFAS 158 will have no impact on consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of this interpretation on the financial statements.

19.  Subsequent Events

Subsequent to March 31, 2006, the Company sold 50,000 shares of an available-for sale security resulting in a gain of approximately $3.4 million, $2.1 million after-tax.  Proceeds from the sale were $3.8 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, expiration or termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, including Venezuelan receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of business of the Company’s limited source vendors or fabricators, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses.  Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  The Company’s risk factors are more fully described in the Company’s 2006 Annual Report on Form 10-K.  No material changes in the risk factors have occurred.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

The Company reported net income of $106.9 million ($1.02 per diluted share) from operating revenues of $372.5 million for the second quarter ended March 31, 2007, compared with net income of $64.6 million ($0.61 per diluted share) from operating revenues of $290.8 million for the second quarter of fiscal year 2006.  Net income for the second quarter of fiscal 2007 includes approximately $20.5 million ($0.20 per diluted share) of after-tax gains from the sale of assets.  Net income for the second quarter of fiscal 2006 includes approximately $1.1 million ($0.02 per diluted share) of after-tax gains from the sale of assets.  Also included in net income for the second quarter of fiscal 2007 is approximately $3.3 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the three months ended March 31, 2007 and 2006.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 14 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

	Three Months Ended March 31,
U.S. LAND OPERATIONS	2007	2006
	(in thousands, except days and per day amounts)
Revenues	$269,145	$193,668
Direct operating expenses	132,399	92,051
General and administrative expense	3,151	3,908
Depreciation	23,813	14,832
Segment operating income	$109,782	$82,877

Activity days	11,156	8,086
Average rig revenue per day	$23,032	$22,593
Average rig expense per day	$10,774	$10,026
Average rig margin per day	$12,258	$12,567
Rig utilization	97%	98%

U.S. LAND segment operating income increased to $109.8 million for the second quarter of fiscal 2007 compared to $82.9 million in the same period of fiscal 2006.  Revenues were $269.1 million and $193.7 million in the second quarter of fiscal 2007 and 2006, respectively. Included in land revenues for the three months ended March 31, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $12.2 million and $11.0 million, respectively. The $26.9 million increase in segment operating income was primarily the result of increased activity days.

Average land rig revenue per day was $23,032 and $22,593 for the second quarter of fiscal 2007 and 2006, respectively.  The increase in average rig revenue per day was primarily due to higher dayrates. Land rig utilization was 97 percent and 98 percent for the second quarter of fiscal 2007 and 2006, respectively.  Land rig activity days for the second quarter of fiscal 2007 were 11,156 compared with 8,086 for the same period of fiscal 2006, with an average of 124.0 and 89.8 rigs working during the second quarter of fiscal 2007 and 2006, respectively.

Average rig expense per day increased $748 to $10,774 per day at March 31, 2007 from $10,026 per day at March 31, 2006.  Intense demand for a quality labor force has elevated payroll and related costs.

	Three Months Ended March 31,
U.S. OFFSHORE OPERATIONS	2007	2006
	(in thousands, except days and per day amounts)
Revenues	$24,062	$33,703
Direct operating expenses	17,745	21,820
General and administrative expense	1,435	1,828
Depreciation	2,684	2,686
Segment operating income	$2,198	$7,369

Activity days	522	699
Average rig revenue per day	$29,603	$39,707
Average rig expense per day	$19,885	$23,642
Average rig margin per day	$9,718	$16,065
Rig utilization	64%	71%

U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.6 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

Revenues, direct operating expenses, and segment operating income declined in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily as a result of decreased activity days.

The Company sold two of its offshore rigs in the second quarter of fiscal 2007.  At March 31, 2007, the Company has five of its nine platform rigs working, three rigs waiting on location and one rig stacked.

	Three Months Ended March 31,
INTERNATIONAL OPERATIONS	2007	2006
	(in thousands, except days and per day amounts)
Revenues	$76,591	$61,117
Direct operating expenses	48,668	42,398
General and administrative expense	1,096	872
Depreciation	5,346	4,735
Segment operating income	$21,481	$13,112

Activity days	2,262	2,160
Average rig revenue per day	$27,001	$22,979
Average rig expense per day	$15,722	$15,003
Average rig margin per day	$11,279	$7,976
Rig utilization	93%	89%

INTERNATIONAL DRILLING segment operating income for the second quarter of fiscal 2007 was $21.5 million, compared to $13.1 million in the same period of fiscal 2006.  Rig utilization for international operations was 93 percent for this year’s second quarter, compared with 89 percent for the second quarter of fiscal 2006.  During the quarter, an average of 25.1 rigs worked compared to an average of 24.0 rigs in the second quarter of fiscal 2006. International revenues were $76.6 million in the second quarter of fiscal 2007, compared with $61.1 million in the second quarter of fiscal 2006.  The increase in revenue is attributable to increased activity days and increased dayrates.  Included in International revenues for the three months ended March 31, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $11.1 million and $6.8 million, respectively.

OTHER

General and administrative expenses decreased to $13.4 million in the second quarter of fiscal 2007 from $14.0 million in the second quarter of fiscal 2006.  The $0.6 million decrease is primarily due to recording an additional $2.2 million of stock-based compensation expense in the second quarter of fiscal 2006, due to the Company accelerating the vesting of shares held by a senior executive that retired. This decrease is offset by increased employee benefits for all employees and higher corporate labor and operating expenses in the second quarter of fiscal 2007 due to the number of employees increasing.

Interest and dividend income decreased to $1.0 million in the second quarter of fiscal 2007 compared to $2.5 million in the second quarter of fiscal 2006.  The $1.5 million decrease is attributable to a reduction in short-term investments that were used at maturity to meet the capital needs associated with the FlexRig construction.

Interest expense was $1.9 million in the second quarter of both fiscal 2007 and 2006. With the advances on credit facility, interest expense before capitalized interest increased $1.3 million during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  Capitalized interest was $2.6 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

Income from asset sales was $32.3 million in the second quarter of fiscal 2007, compared to $3.6 million in the same period of fiscal 2006.  The increase of $28.7 million in the second quarter of fiscal 2007 is primarily due to the sale of two U.S. offshore rigs.

In the second quarter of fiscal 2007, the Company recorded income of $5.2 million from involuntary conversion of long-lived assets that sustained significant damage as a result of hurricane Katrina in 2005.

Six Months Ended March 31, 2007 vs. Six Months Ended March 31, 2006

The Company reported net income of $217.6 million ($2.08 per diluted share) from operating revenues of $758.9 million for the six months ended March 31, 2007, compared with net income of $115.4 million ($1.09 per diluted share) from operating revenues of $546.2 million for the first six months of fiscal year 2006.  Net income for the first six months of fiscal 2007 includes $16.3 million ($0.15 per diluted share) of after-tax gains from the sale of available-for-sale securities.  Most of the sale of securities in fiscal 2007 occurred in the first quarter.  The proceeds from the sale were used to repurchase 681,900 shares of Company common stock for approximately $15.9 million in October 2006 and funding capital expenditures.  Gains in the second quarter of fiscal 2007 were due to a tender offer whereby, the available-for-sale security became privately owned.  Net income for the first six months of fiscal 2006 includes $1.7 million ($0.02 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale of securities in the six months ending March 31, 2006 were used to fund capital expenditures.  Also included in net income is after-tax gains from the sale of assets of approximately $20.8 million ($0.21 per diluted share) for the six months ended March 31, 2007, compared to approximately $2.9 million of after-tax gains ($0.03 per diluted share) for the six months ended March 31, 2006.  Also included in net income for fiscal 2007 is approximately $3.3 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the six months ended March 31, 2007 and 2006.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 14 to the financial statements.

	Six Months Ended March 31,
U.S. LAND OPERATIONS	2007	2006
	(in thousands, except days and per day amounts)
Revenues	$539,045	$366,422
Direct operating expenses	259,756	176,266
General and administrative expense	6,603	6,990
Depreciation	44,496	29,298
Segment operating income	$228,190	$153,868

Activity days	21,704	16,121
Average rig revenue per day	$23,615	$21,399
Average rig expense per day	$10,747	$9,603
Average rig margin per day	$12,868	$11,796
Rig utilization	98%	97%

U.S. LAND segment operating income in the first six months of fiscal 2007 increased to $228.2 million from $153.9 million in the first six months of fiscal 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

Revenues were $539.0 million in the first six months of fiscal 2007, compared with $366.4 million in the same period of fiscal 2006.  Included in land revenues for the six months ended March 31, 2007 and March 31, 2006 are reimbursements for “out-of-pocket” expenses of $26.5 million and $21.4 million, respectively. The $74.3 million increase in segment operating income was primarily the result of higher land rig margins and increased activity days.

The 9 percent increase in average rig margins was due primarily to higher dayrates in fiscal 2007. Land rig revenue days for the first six months of 2007 were 21,704 compared with 16,121 for the same period of 2006, with an average of 119.3 and 88.6 rigs working during the first six months of fiscal 2007 and 2006, respectively.  The increase in rig days and average rigs working is attributable to new build rigs entering the fleet in fiscal 2007.

	Six Months Ended March 31,
U.S. OFFSHORE OPERATIONS	2007	2006
	(in thousands, except days and per day amounts)
Revenues	$55,048	$63,223
Direct operating expenses	38,849	42,128
General and administrative expense	2,856	3,265
Depreciation	5,454	5,350
Segment operating income	$7,889	$12,480

Activity days	1,110	1,343
Average rig revenue per day	$34,488	$38,092
Average rig expense per day	$22,012	$23,328
Average rig margin per day	$12,476	$14,764
Rig utilization	68%	67%

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income decreased due to lower activity. Included in offshore revenues for the six months ended March 31, 2007 and March 31, 2006 are reimbursements for “out-of-pocket” expenses of $6.9 million and $7.2 million, respectively.  Segment operating income decreased to $7.9 million in the first six months of fiscal 2007 from $12.5 million in the first six months of fiscal 2006.  Rig days were 1,110 and 1,343 for the first six months of fiscal 2007 and 2006, respectively. The decrease in days is due to two rigs working less in fiscal 2007 than fiscal 2006.

At March 31, 2007, the Company has five of its nine platform rigs working, three waiting on location and one rig stacked.

	Six Months Ended March 31,
INTERNATIONAL OPERATIONS	2007	2006
	(in thousands, except days and per day amounts)
Revenues	$159,205	$111,374
Direct operating expenses	99,362	78,091
General and administrative expense	1,696	1,478
Depreciation	10,903	9,391
Segment operating income	$47,244	$22,414

Activity days	4,628	4,188
Average rig revenue per day	$27,354	$21,674
Average rig expense per day	$15,291	$14,281
Average rig margin per day	$12,063	$7,393
Rig utilization	95%	86%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

INTERNATIONAL DRILLING segment operating income in the first six months of fiscal 2007 was $47.2 million, compared to $22.4 million in the same period of 2006.  The increase in segment operating income is primarily the result of increased rig activity and higher dayrates. Segment operating income also benefited from a new FlexRig being added to the international fleet at the end of fiscal 2006, increasing the number of international rigs to twenty-seven.  Rig utilization for international operations averaged 95 percent for the first six months of fiscal 2007, compared with 86 percent for the first six months of fiscal 2006.  An average of 25.6 rigs worked during the first six months of fiscal 2007, compared to 23.1 rigs in the first six months of fiscal 2006.  International revenues were $159.2 million and $111.4 million in the first six months of fiscal 2007 and 2006, respectively. The overall increase in margins per day was primarily the result of dayrate increases in several foreign markets.  Included in International revenues for the six months ended March 31, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $23.6 million and $11.9 million, respectively.

Direct operating expenses for the first six months of fiscal 2007 were up 27 percent from the first six months of fiscal 2006 due to increased activity days and inflationary pressures in the oil service sector.

OTHER

General and administrative expenses decreased to $24.0 million in the first six months of fiscal 2007 from $25.9 million in the first six months of fiscal 2006.  The $1.9 million decrease is primarily due to recording, in fiscal 2006, $2.2 million of stock-based compensation expense due to the Company accelerating the vesting of share options held by a senior executive that retired.

Interest and dividend income decreased to $2.3 million in the first six months of fiscal 2007, compared to $5.0 million in the same period of fiscal 2006.  The $2.7 million decrease is attributable to a reduction in short-term investments that were used at maturity to meet the capital needs associated with the FlexRig construction.

Interest expense was $2.8 million and $4.5 million for the six months ended March 31, 2007 and 2006, respectively. Interest expense is primarily attributable to the $200 million long-term debt in both periods and advances on the Senior Credit Facility in fiscal 2007.  The reduction in interest expense is due to capitalized interest of $7.9 million related to the Company’s rig construction program in fiscal 2007 compared to $6.4 million in fiscal 2006 and an increase in interest expense for advances on the Senior Credit Facility in fiscal 2007.

Income from the sale of investment securities was $26.5 million, $16.3 million after-tax ($0.15 per diluted share) in the first six months of fiscal 2007.  In the first six months of fiscal 2006, income from the sale of investment securities was $2.7 million, $1.7 million after-tax ($0.02 per diluted share).  The gain in both periods was from the sale of available-for-sale investments.

Income from asset sales increased to $32.8 million in the first six months of fiscal 2007, compared to $4.5 million in the same period of fiscal 2006.  The increase of $28.3 million is primarily due to the sale of two domestic offshore rigs in 2007 compared to the sale of one domestic land rig in 2006.

In fiscal 2007, the Company recorded income of $5.2 million from involuntary conversion of long-lived assets that sustained significant damage as a result of hurricane Katrina in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $89.1 million at March 31, 2007 from $33.9 million at September 30, 2006. Contributing to the increase in cash and cash equivalents were: net cash provided by operating activities of $245.9 million, proceeds from the sale of investment securities of $84.8 million, proceeds from the sale of assets and insurance proceeds totaling $43.1 million, increase in long-term debt of $155.0 million, other investing of $0.2 million and cash received from the exercise of stock options and the excess tax benefit from stock-based compensation of $1.0 million.  The decreases include capital expenditures of $433.9 million, repurchase of common stock of $17.6 million, a reduction in bank overdraft of $10.2 million, payments made on short-term notes payable of $3.7 million and dividends paid of $9.3 million.

The Company’s contract drilling backlog, consisting of both executed contracts with original terms in excess of one year and binding letters of intent for contracts of similar duration, as of April 1, 2007 and October 31, 2006 was $2.034 billion and $2.116 billion, respectively.  Approximately 84 percent of the April 1, 2007 backlog is not reasonably expected to be filled in fiscal 2007.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or later delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a significant amount of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators.  Certain of these vendors of fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur. Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Fixed Term Contract Risk”, “Limited Number of Vendors”, “Thinly Capitalized Vendors” and “Operating and Weather Risks” under Item “1A.  Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.

The following table sets forth the total backlog by reportable segment as of April 1, 2007 and October 31, 2006, and the percentage of the April 1, 2007 backlog not reasonably expected to be filled in fiscal 2007:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	04/01/2007	10/31/2006	Expected to be Filled in Fiscal 2007
	(in billions)

Land	$1.886	$1.949	84.0%
Offshore	.078	.078	96.7%
International	.070	.089	57.9%
	$2.034	$2.116

During the six months ended March 31, 2007, the Company committed to build nine new FlexRigs.  These nine, along with the 66 rigs announced in fiscal 2005 and 2006, brings the Company’s total commitment to 75 new FlexRigs.  The drilling services are performed on a daywork contract basis.  Through March 31, 2007, 51 rigs were completed for delivery, and 47 of the 51 rigs began field operations by March 31, 2007.  The remaining rigs are expected to be completed by the end of calendar 2007.

During fiscal 2006, labor and equipment shortages resulted in construction delays and increased costs compared to initial schedules and original cost estimates.  Delivery schedules of the new rigs were pushed back to such a degree that late-delivery contractual liquidated damage payments were incurred and are expected to be incurred

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2007

for most of the remaining rigs.  However, the incurred and projected liquidated damage payments had, and are expected to have, an immaterial impact on revenues and margins. During the six months ended March 31, 2007, 27 rigs were completed for delivery.  At this time, the Company does not anticipate any additional delays and expects to maintain a delivery of three to four rigs per month to the field.

Capital expenditures were $433.9 million and $170.9 million for the first six months of fiscal 2007 and 2006, respectively.  Capital expenditures increased from 2006 due to the Company’s current construction program of new FlexRigs.

The Company anticipates capital expenditures to total approximately $750 million for fiscal 2007.  Included in the $750 million is approximately $600 million to construct the new FlexRigs scheduled to be built in fiscal 2007. Current cash and cash provided from operating activities, together with funds available under the credit facilities, are anticipated to be sufficient to meet the Company’s operating cash requirements and estimated capital expenditures, including rig construction, for fiscal 2007.

The Company’s indebtedness totaled $355 million at March 31, 2007, as described in Note 11 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2007.

PART I.  FINANCIAL INFORMATION

March 31, 2007

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006,

•                  Note 8 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference.

•                  Note 11 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference.

•                  Note 16 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2007, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 7, 2007.  Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation.  The matter presented for vote received the following for and withheld votes as noted below:

To elect three Directors comprising the class of Directors of the Company known as the “First Class” for a three-year term expiring in 2010.  Each of the nominees for directorship was elected by the affirmative vote of a plurality of the shares of voted common stock.  The number of votes for and withheld from each Director, respectively, were as follows: Hans Helmerich 90,381,155 for and 1,134,066 shares withheld; Paula Marshall 91,068,300 for and 446,921 shares withheld; and Randy A. Foutch, 91,067,238 for and 447,984 shares withheld.  There were no broker non-votes or other abstentions.  The other Directors whose term of office as Director continued after the meeting are W.H. Helmerich, III, Glenn A. Cox, Edward B. Rust, Jr., William L. Armstrong and John D. Zeglis.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1

First Amendment to Advisory Services Agreement dated March 7, 2007 between Helmerich & Payne, Inc. and George S. Dotson (incorporated herein by reference to Form 8-K of the Company filed on March 8, 2007).

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

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 8, 2007	By:	/S/ HANS C HELMERICH
Hans C. Helmerich, President

Date:	May 8, 2007	By:	/S/ DOUGLAS E. FEARS
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

10.1

First Amendment to Advisory Services Agreement dated March 7, 2007 between Helmerich & Payne, Inc. and George S. Dotson (incorporated herein by reference to Form 8-K of the Company filed on March 8, 2007).

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