Form 10-Q
period 2007-06-30
HELMERICH & PAYNE INC
filed 2007-08-07
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

CLASS	OUTSTANDING AT July 31, 2007
Common Stock, $0.10 par value	103,474,003

Total Number of Pages - 32

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	Unaudited
	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$70,562	$33,853
Short term investments	396	48,673
Accounts receivable, less reserve of $1,950 at June 30, 2007 and $2,007 at September 30, 2006	320,547	289,479
Inventories	28,398	26,165
Deferred income tax	13,638	10,168
Assets held for sale	633	4,234
Prepaid expenses and other	29,453	16,119
Total current assets	463,627	428,691
Investments	206,437	218,309
Property, plant and equipment, net	2,009,182	1,483,134
Other assets	8,076	4,578

Total assets	$2,687,322	$2,134,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$3,721
Accounts payable	126,429	138,750
Accrued liabilities	102,581	97,077
Long-term debt due within one year	25,000	25,000
Total current liabilities	254,010	264,548

NonCurrent liabilities:
Long-term notes payable	380,000	175,000
Deferred income taxes	322,481	269,919
Other	46,308	43,353
Total noncurrent liabilities	748,789	488,272

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	141,279	135,500
Retained earnings	1,534,025	1,215,127
Accumulated other comprehensive income	59,137	69,645
Treasury stock, at cost	(60,624)	(49,086)
Total shareholders’ equity	1,684,523	1,381,892

Total liabilities and shareholders’ equity	$2,687,322	$2,134,712

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues:
Drilling – U.S. Land	$303,514	$214,864	$842,559	$581,286
Drilling – U.S. Offshore	24,910	34,568	79,958	97,791
Drilling – International	90,073	67,831	249,278	179,205
Real Estate	2,777	2,533	8,414	7,732
	421,274	319,796	1,180,209	866,014

Operating costs and other:
Operating costs, excluding depreciation	229,025	169,429	627,948	466,825
Depreciation	38,125	25,076	101,228	71,384
General and administrative	11,538	13,049	35,501	38,944
Gain from involuntary conversion of long-lived assets	(5,900)	—	(11,070)	—
Income from asset sales	(6,186)	(1,895)	(39,008)	(6,431)
	266,602	205,659	714,599	570,722

Operating income	154,672	114,137	465,610	295,292

Other income (expense):
Interest and dividend income	962	2,633	3,240	7,619
Interest expense	(3,260)	(1,281)	(6,092)	(5,807)
Gain on sale of investment securities	25,298	9,390	51,812	12,110
Other	120	1,085	250	599
	23,120	11,827	49,210	14,521

Income before income taxes and equity in income of affiliate	177,792	125,964	514,820	309,813

Income tax provision	64,960	47,636	188,396	118,678
Equity in income of affiliate net of income taxes	2,372	1,647	6,427	4,227

NET INCOME	$115,204	$79,975	$332,851	$195,362

Earnings per common share:
Basic	$1.11	$0.76	$3.22	$1.87
Diluted	$1.09	$0.75	$3.17	$1.84

Weighted average shares outstanding:
Basic	103,323	105,019	103,292	104,542
Diluted	105,313	106,419	104,990	105,987

Dividends declared per common share	$0.0450	$0.0450	$0.1350	$0.1275

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$332,851	$195,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,228	71,384
Non-cash charges, net	23	—
Equity in income of affiliate before income taxes	(10,367)	(6,817)
Stock-based compensation	5,279	8,131
Gain on sale of investment securities	(51,674)	(11,974)
Gain from involuntary conversion of long-lived assets	(11,070)	—
Gain on sale of assets	(39,008)	(6,431)
Other-net	—	(769)
Deferred income tax expense	51,768	11,581
Change in assets and liabilities- Accounts receivable	(37,184)	(78,155)
Inventories	(2,233)	(3,129)
Prepaid expenses and other	(16,832)	700
Accounts payable	51,707	4,162
Accrued liabilities	5,794	26,938
Deferred income taxes	3,765	5,309
Other noncurrent liabilities	1,352	1,623

Net cash provided by operating activities	385,399	217,915

INVESTING ACTIVITIES:
Capital expenditures	(681,149)	(322,573)
Purchase of investments	—	(115,077)
Insurance proceeds from involuntary conversion	11,070	—
Proceeds from sale of investments	112,938	23,336
Proceeds from asset sales	45,526	10,022
Net cash used in investing activities	(511,615)	(404,292)

FINANCING ACTIVITIES:
Repurchase of common stock	(17,621)	—
Increase (decrease) in notes payable	(3,721)	2,326
Increase in long-term debt	205,000	—
Decrease in bank overdraft	(11,293)	—
Dividends paid	(13,971)	(12,960)
Proceeds from exercise of stock options	3,277	12,341
Excess tax benefit from stock-based compensation	1,254	10,019
Net cash provided by financing activities	162,925	11,726

Net increase (decrease) in cash and cash equivalents	36,709	(174,651)
Cash and cash equivalents, beginning of period	33,853	288,752
Cash and cash equivalents, end of period	$70,562	$114,101

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2006	107,058	$10,706	$135,500	$1,215,127	$69,645	3,189	$(49,086)	$1,381,892

Comprehensive Income:

Net Income				332,851				332,851
Other comprehensive income,
Unrealized losses on available-for-sale securities, net of realized gains included in net income of $32,123 (net of $19,689 income tax)					(10,508)			(10,508)
Total comprehensive income								322,343

Cash dividends ($0.135 per share)				(13,953)				(13,953)
Exercise of stock options			(1,044)			(260)	4,321	3,277
Tax benefit of stock-based awards, including excess tax benefits of $1,254			1,544					1,544
Repurchase of common stock						682	(15,859)	(15,859)
Stock-based compensation			5,279					5,279

Balance, June 30, 2007	107,058	$10,706	$141,279	$1,534,025	$59,137	3,611	$(60,624)	$1,684,523

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

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic weighted average shares	103,323	105,019	103,292	104,542
Effect of dilutive shares:
Stock options and restricted stock	1,990	1,400	1,698	1,445
Diluted weighted average shares	105,313	106,419	104,990	105,987

For the nine months ended June 30, 2007, options to purchase 597,950 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

For the three months ended June 30, 2007 and 2006, and for the nine months ended June 30, 2006, all options outstanding were included in the computation of diluted earnings per share.

3.     Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.     Investments

The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan.  The investment in the limited partnership carried at cost was $12.4 million at June 30, 2007 and September 30, 2006.  The estimated fair value of the investments carried at cost was $18.6 million and $14.5 million at June 30, 2007 and September 30, 2006, respectively.  The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.5 million at June 30, 2007 and $5.9 million at September 30, 2006.  The recorded amounts for investments accounted for under the equity method are $68.6 million and $58.3 million at June 30, 2007 and September 30, 2006, respectively.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity Securities 06/30/07	$12,520	$105,425	$—	$117,945
Equity Securities 09/30/06	$19,413	$122,490	$(115)	$141,788

5.     Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

After-tax gain (loss)	$15,502	$5,782	$31,795	$7,503
Earnings per diluted share	$0.15	$0.05	$0.30	$0.07

6.     Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$115,204	$79,975	$332,851	$195,362
Other comprehensive income:
Net unrealized gain (loss) on securities	(611)	(4,194)	(10,508)	27,062
Total comprehensive income	$114,593	$75,781	$322,343	$222,424

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	June 30,	September 30,
	2007	2006
Unrealized gain on securities, net	$65,363	$75,871
Minimum pension liability	(6,226)	(6,226)
Accumulated other comprehensive income	$59,137	$69,645

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.     Financial Instruments

At September 30, 2006, the Company’s short-term investments consisted primarily of auction rate securities classified as available-for-sale.  During the nine months ended June 30, 2007, the Company sold $48.3 million in auction rate securities with no realized gains or losses.  There were no sales of auction rate securities in the third quarter of fiscal 2007.  The proceeds of those sales are included in the sale of investments under investing activities on the Consolidated Condensed Statements of Cash Flows.

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

During the nine months ended June 30, 2007, the Company entered into two written option transactions which expired May 19, 2007.  The Company received a premium of approximately $0.2 million in the second quarter of fiscal 2007.  The option was exercised in the third quarter and the Company included the premium in the proceeds from the sale of available-for-sale securities.

9.     Cash Dividends

The $0.045 cash dividend declared March 7, 2007, was paid June 1, 2007. On June 6, 2007, a cash dividend of $0.045 per share was declared for shareholders of record on August 15, 2007, payable September 4, 2007.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended June 30, 2007, the Company repurchased 681,900 shares of its common stock at an aggregate cost of $15.9 million.  The Company may repurchase additional shares of its common stock during fiscal 2007 if the share price is favorable.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Compensation expense
Stock options	$1,372	$1,231	$4,262	$7,411
Restricted stock	347	314	1,017	720
	$1,719	$ 1,545	$5,279	$8,131

After-tax stock based compensation	$1,066	$ 957	$3,273	$5,041

Per basic share	$.01	$ .01	$.03	$ .05
Per diluted share	$.01	$ .01	$.03	$ .05

Cash received from exercise of stock options	$2,405	$ 481	$3,277	$ 12,341

In December 2005, the Company accelerated the vesting of share options held by a senior executive who retired.  As a result of that modification, the Company recognized additional compensation expense of $2.9 million for the nine months ended June 30, 2006.

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in the model for the three and nine months ended June 30, 2007 and 2006:

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three months ended June 30, 2007 and 2006 is presented in the following tables:

June 30, 2007 Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at April 1, 2007	6,271	$15.74
Granted	—	—
Exercised	(186)	12.94
Forfeited/Expired	(7)	28.81
Outstanding at June 30, 2007	6,078	$15.81	5.77	$119,183
Vested and expected to vest at June 30, 2007	6,021	$15.71	5.75	$118,677

Exercisable at June 30, 2007	4,373	$12.71	4.75	$99,314

June 30, 2006 Options	Shares (in thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Term	Weighted- Aggregate Intrinsic Value (in thousands)

Outstanding at April 1, 2006	6,137	$14.14
Granted	—	—
Exercised	(492)	12.75
Forfeited/Expired	(17)	17.25
Outstanding at June 30, 2006	5,628	$14.25	6.23	$89,369
Vested and expected to vest at June 30, 2006	5,602	$14.18	6.22	$89,346

Exercisable at June 30, 2006	3,851	$11.74	5.28	$70,813

A summary of stock option activity under the Plan for the nine months ended June 30, 2007 and 2006 is presented in the following table:

	Nine Months Ended June 30,
	2007		2006
	Shares (in thousands)	Weighted- Average Exercise Price	Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at October 1,	5,619	$14.24	6,488	$12.29
Granted	731	26.90	640	29.68
Exercised	(260)	12.62	(1,479)	12.26
Forfeited/Expired	(12)	28.84	(21)	16.53
Outstanding on June 30,	6,078	$15.81	5,628	$14.25

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of options granted in the first quarter of fiscal 2007 was $10.36 and the weighted-average fair value of options granted in the second quarter of fiscal 2007 was $9.11.  The weighted-average fair value of options granted in the first quarter of fiscal 2006 was $11.62.  No options were granted in the second quarter of fiscal 2006 or in the third quarters of fiscal 2007 and 2006.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $4.0 million and $5.0 million, respectively.  The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $12.4 million and $34.8 million, respectively.

As of June 30, 2007, the unrecognized compensation cost related to the stock options was $12.0 million.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted for the nine months ended June 30, 2007 and 2006 was $26.90 and $30.24, respectively.

A summary of the status of the Company’s restricted stock awards as of June 30, 2007 and 2006, and changes during the nine months then ended are presented below:

	Nine months ended June 30,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at October 1,	213	$29.57	10	$16.01
Granted	27	26.90	203	30.24
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at June 30,	240	$29.27	213	$29.57

All grants of restricted stock awards shown in the table above were in the first quarter of that fiscal year.

As of June 30, 2007, there was $4.9 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.6 years.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

11.   Notes Payable and Long-term Debt

At June 30, 2007, the Company had the following unsecured long-term debt outstanding:

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2007	5.51%	$25,000,000
August 15, 2009	5.91%	25,000,000
August 15, 2012	6.46%	75,000,000
August 15, 2014	6.56%	75,000,000
Senior credit facility:
December 18, 2011	5.67%	205,000,000
		$405,000,000
less long-term debt due within one year		(25,000,000)
Long-term debt		$380,000,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

On December 18, 2006, the Company entered into an agreement with a multi-bank syndicate for a five-year, $400 million senior unsecured credit facility.  The Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over LIBOR.  The Company will also pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee will be determined according to a scale based on a ratio of the Company’s total debt to total capitalization.  The LIBOR spread will range from .30 percent to .45 percent depending on the ratios.  At June 30, 2007, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.

Financial covenants in the facility require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The new facility contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At closing, the Company transferred two letters of credit totaling $20.9 million to the facility that remained outstanding at June 30, 2007.  As of June 30, 2007, the Company had $205 million borrowed against the facility. The advance bears interest at 5.67 percent.  Subsequent to June 30, 2007, the outstanding borrowing’s were reduced by $5 million.

In conjunction with the $400 million senior unsecured credit facility, the Company entered into an agreement with a single bank to amend and restate the previous unsecured line of credit from $50 million to $5 million.  Pricing on the amended line of credit is prime minus 1.75 percent.  The covenants and other terms and conditions are similar to the aforementioned senior credit facility except that there is no commitment fee.  At June 30, 2007, the Company had no outstanding borrowings against this line.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.   Income Taxes

The Company’s effective tax rate was 36.6 percent in the first nine months of fiscal 2007, compared to 38.3 percent in the first nine months of fiscal 2006. The effective tax rate for the three months ended June 30, 2007 and 2006 was 36.5 percent and 37.8 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

13.   Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $130.9 million are outstanding at June 30, 2007.

Various legal actions, the majority of which arise in the ordinary course of business, are pending.  The Company maintains insurance against certain business risks subject to certain deductibles.  None of these legal actions are expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company is contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by the Company in the normal course of business.  The Company has agreed to indemnify the sureties for any payments made by them in respect of such bonds.

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

Summarized financial information of the Company’s reportable segments for the nine months ended June 30, 2007, and 2006, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2007
Contract Drilling:
U.S. Land	$842,559	$—	$842,559	$342,809
U.S. Offshore	79,958	—	79,958	10,902
International	249,278	—	249,278	77,657
	1,171,795	—	1,171,795	431,368
Real Estate	8,414	617	9,031	3,713
	1,180,209	617	1,180,826	435,081
Eliminations	—	(617)	(617)	—
Total	$1,180,209	$—	$1,180,209	$435,081

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2006
Contract Drilling:
U.S. Land	$581,286	$—	$581,286	$247,576
U.S. Offshore	97,791	—	97,791	20,115
International	179,205	—	179,205	40,099
	858,282	—	858,282	307,790
Real Estate	7,732	588	8,320	3,271
	866,014	588	866,602	311,061
Eliminations	—	(588)	(588)	—
Total	$866,014	$—	$866,014	$311,061

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended June 30, 2007, and 2006, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2007
Contract Drilling:
U.S. Land	$303,514	$—	$303,514	$114,619
U.S. Offshore	24,910	—	24,910	3,013
International	90,073	—	90,073	30,413
	418,497	—	418,497	148,045
Real Estate	2,777	212	2,989	1,285
	421,274	212	421,486	149,330
Eliminations	—	(212)	(212)	—
Total	$421,274	$—	$421,274	$149,330

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2006
Contract Drilling:
U.S. Land	$214,864	$—	$214,864	$93,708
U.S. Offshore	34,568	—	34,568	7,635
International	67,831	—	67,831	17,685
	317,263	—	317,263	119,028
Real Estate	2,533	194	2,727	1,092
	319,796	194	319,990	120,120
Eliminations	—	(194)	(194)	—
Total	$319,796	$—	$319,796	$120,120

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Segment operating income	$149,330	$120,120	$435,081	$311,061
Gain from involuntary conversion of long-lived assets	5,900	—	11,070	—
Income from asset sales	6,186	1,895	39,008	6,431
Corporate general and administrative costs and corporate depreciation	(6,744)	(7,878)	(19,549)	(22,200)
Operating income	154,672	114,137	465,610	295,292

Other income (expense):
Interest and dividend income	962	2,633	3,240	7,619
Interest expense	(3,260)	(1,281)	(6,092)	(5,807)
Gain on sale of investment securities	25,298	9,390	51,812	12,110
Other	120	1,085	250	599
Total other income	23,120	11,827	49,210	14,521

Income before income taxes and equity in income ofaffiliate	$177,792	$125,964	$514,820	$309,813

	June 30,	September 30,
	2007	2006
	(in thousands)

Total Assets
U.S. Land	$1,917,072	$1,356,817
U.S. Offshore	118,440	110,192
International	311,362	311,605
	2,346,874	1,778,614

Real Estate	29,770	30,626
Other	310,678	325,472
	$2,687,322	$2,134,712

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Operating revenues
United States	$331,201	$251,965	$930,931	$686,809
Venezuela	40,348	24,606	87,080	61,029
Ecuador	22,536	22,322	75,081	63,382
Other Foreign	27,189	20,903	87,117	54,794
Total	$421,274	$319,796	$1,180,209	$866,014

15.         Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2007 and 2006 as to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$—	$1,022	$—	$3,064
Interest cost	1,216	1,210	3,648	3,630
Expected return on plan assets	(1,281)	(1,234)	(3,843)	(3,702
Recognized net actuarial loss	35	219	105	657
Net pension expense	$(30)	$1,217	$(90)	$3,649

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At June 30,	2007	2006

Asset Category
Equity Securities	78.5%	75.5%
Debt Securities	19.2%	23.2%
Real Estate and Other	2.3%	1.3%
Total	100.0%	100.0%

Employer Contributions

The Company does not anticipate that it will be required to fund the Pension Plan in fiscal 2007.  However, the Company expects to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributing $3.0 million in fiscal 2007.  Through June 30, 2007, the Company had contributed $1.8 million to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $58,000 and $88,000 for the three months ended June 30, 2007 and 2006, respectively.  Pension expense was approximately $215,000 and $273,000 for the nine months ended June 30, 2007 and 2006, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

16.         Risk Factors

The Company derives its revenue in Venezuela from Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The net receivable from PDVSA, as disclosed in the Company’s 2006 Annual Report on Form 10-K, was approximately $66 million at December 1, 2006.  At June 30, 2007, the net receivable from PDVSA was approximately $50 million.  As of August 1, 2007, the net receivable from PDVSA was approximately $46 million.  With the collection of the amounts due, all prior short-term borrowings from two local banks in Venezuela have been paid.

17.         Gain Contingencies

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The rig was insured at a value that approximated replacement cost.  Capital costs incurred in conjunction with any repairs are capitalized and depreciated in accordance with the Company’s accounting policies.  Insurance proceeds of approximately $3.0 million were received in fiscal 2006.  These proceeds approximated the net book value of equipment. During the nine months ended June 30, 2007, additional insurance proceeds of approximately $11.1 million were received and recorded as gain from involuntary conversion of long-lived assets in the Consolidated Statements of Income. Additional claims will be submitted and as received, will also be recorded as income.  Insurance proceeds are included in the Consolidated Statements of Cash Flows under investing activities.  At this time, it is expected the entire amount of insurance proceeds may not be received until fiscal 2008.  The Company anticipates the rig returning to service during the fourth quarter of fiscal 2007.

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

19.   Subsequent Events

Subsequent to June 30, 2006, the Company sold 50,000 shares of an available-for-sale security resulting in a gain of approximately $4.4 million, $2.7 million after-tax.  Proceeds from the sale were $4.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

The Company reported net income of $115.2 million ($1.09 per diluted share) from operating revenues of 421.3 million for the third quarter ended June 30, 2007, compared with net income of $80.0 million ($0.75 per diluted share) from operating revenues of $319.8 million for the third quarter of fiscal year 2006.  Net income for the third quarter of fiscal 2007 includes approximately $15.5 million ($0.15 per diluted share) of after-tax gains from the sale of available-for-sale securities.  Net income for the third quarter of fiscal 2006 includes approximately $5.8 million ($0.05 per diluted share) of after-tax gains from the sale of available-for-sale securities.  Net income for the third quarter of fiscal 2007 includes approximately $3.9 million ($0.03 per diluted share) of after-tax gains from the sale of assets.  Net income for the third quarter of fiscal 2006 includes approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sale of assets.  Also included in net income for the third quarter of fiscal 2007 is approximately $3.7 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the three months ended June 30, 2007 and 2006.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 14 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

	Three Months Ended June 30,
	2007	2006
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$303,514	$214,864
Direct operating expenses	157,758	102,094
General and administrative expense	3,625	2,903
Depreciation	27,512	16,159
Segment operating income	$114,619	$93,708

Activity days	12,371	8,716
Average rig revenue per day	$23,401	$23,503
Average rig expense per day	$11,619	$10,565
Average rig margin per day	$11,782	$12,938
Rig utilization	96%	100%

U.S. LAND segment operating income increased to $114.6 million for the third quarter of fiscal 2007 compared to $93.7 million in the same period of fiscal 2006.  Revenues were $303.5 million and $214.9 million in the third quarter of fiscal 2007 and 2006, respectively. Included in land revenues for the three months ended June 30, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $14.0 million and $10.0 million, respectively. The $20.9 million increase in segment operating income was primarily the result of increased activity days.

Average land rig revenue per day was $23,401 and $23,503 for the third quarter of fiscal 2007 and 2006, respectively.  Land rig utilization was 96 percent and 100 percent for the third quarter of fiscal 2007 and 2006, respectively.  Land rig activity days for the third quarter of fiscal 2007 were 12,371 compared with 8,716 for the same period of fiscal 2006, with an average of 135.9 and 95.8 rigs working during the third quarter of fiscal 2007 and 2006, respectively.  The increase in rig days and average rigs working is attributable to 48 new rigs entering the fleet since the third quarter of fiscal 2006.

Average rig expense per day increased $1,054 to $11,619 per day at June 30, 2007 from $10,565 per day at June 30, 2006.  Intense demand for a quality labor force has elevated payroll and related costs along with increases in materials and supplies.

In the third quarter of fiscal 2007, one idle rig was sold from the U.S. Land fleet.

	Three Months Ended June 30,
	2007	2006
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$24,910	$34,568
Direct operating expenses	18,620	22,726
General and administrative expense	865	1,319
Depreciation	2,412	2,888
Segment operating income	$3,013	$7,635

Activity days	546	728
Average rig revenue per day	$30,263	$39,931
Average rig expense per day	$21,734	$25,210
Average rig margin per day	$8,529	$14,721
Rig utilization	67%	73%

U.S. OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.3 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

Revenues, direct operating expenses, and segment operating income declined in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily as a result of decreased activity days.  The decrease in activity days is due to two rigs working in the third quarter of fiscal 2006 that were stacked in the third quarter of 2007.

At June 30, 2007, the Company has five of its nine platform rigs working, three rigs waiting on location and one rig stacked.  Subsequent to June 30, 2007, one of the working rigs was stacked.

	Three Months Ended June 30,
	2007	2006
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$90,073	$67,831
Direct operating expenses	52,294	44,258
General and administrative expense	712	1,028
Depreciation	6,654	4,860
Segment operating income	$30,413	$17,685

Activity days	2,235	2,300
Average rig revenue per day	$34,200	$24,698
Average rig expense per day	$18,246	$15,096
Average rig margin per day	$15,954	$9,602
Rig utilization	90%	93%

INTERNATIONAL DRILLING segment operating income for the third quarter of fiscal 2007 was $30.4 million, compared to $17.7 million in the same period of fiscal 2006.  Rig utilization for International operations was 90 percent for the third quarter of fiscal 2007, compared with 93 percent for the third quarter of fiscal 2006.  During the current quarter, an average of 24.3 rigs worked compared to an average of 25.0 rigs in the third quarter of fiscal 2006. International revenues were $90.1 million in the third quarter of fiscal 2007, compared with $67.8 million in the third quarter of fiscal 2006.  The increase in revenue is attributable to increased dayrates from contract renewals in Venezuela. The Company anticipates utilization in the fourth quarter of fiscal 2007 to decline compared to the third quarter.  This decline should result in lower fourth quarter operating income compared to the third quarter of fiscal 2007.  Included in International revenues for the three months ended June 30, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $8.9 million and $6.6 million, respectively.

OTHER

General and administrative expenses decreased to $11.5 million in the third quarter of fiscal 2007 from $13.0 million in the third quarter of fiscal 2006.  The $1.5 million decrease is primarily due to a reduction of pension expense in the third quarter of fiscal 2007 compared to 2006.  The Pension Plan was frozen and benefit accruals were discontinued effective September 30, 2006, thus reducing the service cost of the Plan.

Interest and dividend income decreased to $1.0 million in the third quarter of fiscal 2007 compared to $2.6 million in the third quarter of fiscal 2006.  The $1.6 million decrease is attributable to a reduction in short-term investments that were used at maturity to meet the capital needs associated with the FlexRig construction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

Interest expense was $3.3 million and $1.3 million in the third quarter of fiscal 2007 and 2006, respectively. With advances on the credit facility, interest expense before capitalized interest increased $2.2 million during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  Capitalized interest was $2.1 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively.

Income from asset sales was $6.2 million in the third quarter of fiscal 2007, compared to $1.9 million in the same period of fiscal 2006.  The increase of $4.3 million in the third quarter of fiscal 2007 was primarily due to the sale of one U.S. land rig.

Income from the sale of investment securities was $25.3 million, $15.5 million after-tax ($0.15 per diluted share) in the third quarter of fiscal 2007.  In the third quarter of fiscal 2006, income from the sale of investment securities was $9.4 million $5.8 million after-tax ($0.05 per diluted share).

In the third quarter of fiscal 2007, the Company recorded income of $5.9 million from involuntary conversion of long-lived assets that sustained significant damage as a result of hurricane Katrina in 2005.

Nine Months Ended June 30, 2007 vs. Nine Months Ended June 30, 2006

The Company reported net income of $332.9 million ($3.17 per diluted share) from operating revenues of $1,180.2 million for the nine months ended June 30, 2007, compared with net income of $195.4 million ($1.84 per diluted share) from operating revenues of $866.0 million for the first nine months of fiscal year 2006.  Net income for the first nine months of fiscal 2007 includes $31.8 million ($0.30 per diluted share) of after-tax gains from the sale of available-for-sale securities sold primarily in the first and third quarters.  The proceeds from the sale were used to repurchase 681,900 shares of Company common stock for approximately $15.9 million in October 2006 and funding capital expenditures.  Net income for the first nine months of fiscal 2006 includes $7.5 million ($0.07 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale of securities in the nine months ending June 30, 2006 were used to fund capital expenditures.  Also included in net income is after-tax gains from the sale of assets of approximately $24.7 million ($0.24 per diluted share) for the nine months ended June 30, 2007, compared to approximately $4.1 million of after-tax gains ($0.04 per diluted share) for the nine months ended June 30, 2006.  Also included in net income for fiscal 2007 is approximately $7.0 million ($0.06 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the nine months ended June 30, 2007 and 2006.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 14 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

	Nine Months Ended June 30,
	2007	2006
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$842,559	$581,286
Direct operating expenses	417,514	278,360
General and administrative expense	10,228	9,893
Depreciation	72,008	45,457
Segment operating income	$342,809	$247,576

Activity days	34,075	24,837
Average rig revenue per day	$23,537	$22,138
Average rig expense per day	$11,063	$9,941
Average rig margin per day	$12,474	$12,197
Rig utilization	97%	98%

U.S. LAND segment operating income in the first nine months of fiscal 2007 increased to $342.8 million from $247.6 million in the first nine months of fiscal 2006.

Revenues were $842.6 million in the first nine months of fiscal 2007, compared with $581.3 million in the same period of fiscal 2006.  Included in land revenues for the nine months ended June 30, 2007 and June 30, 2006 are reimbursements for “out-of-pocket” expenses of $40.5 million and $31.5 million, respectively. The $95.2 million increase in segment operating income was primarily the result of higher land rig margins and increased activity days.

Land rig revenue days for the first nine months of 2007 were 34,075 compared with 24,837 for the same period of 2006, with an average of 124.9 and 91.0 rigs working during the first nine months of fiscal 2007 and 2006, respectively.  The increase in rig days and average rigs working is attributable to 36 new rigs entering the fleet in fiscal 2007.

	Nine Months Ended June 30,
	2007	2006
U.S. OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$79,958	$97,791
Direct operating expenses	57,469	64,854
General and administrative expense	3,721	4,584
Depreciation	7,866	8,238
Segment operating income	$10,902	$20,115

Activity days	1,656	2,071
Average rig revenue per day	$33,095	$38,738
Average rig expense per day	$21,921	$23,989
Average rig margin per day	$11,174	$14,749
Rig utilization	67%	69%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income decreased due to lower activity. Included in offshore revenues for the nine months ended June 30, 2007 and June 30, 2006 are reimbursements for “out-of-pocket” expenses of $10.2 and $9.9 million, respectively.  Segment operating income decreased to $10.9 million in the first nine months of fiscal 2007 from $20.1 million in the first nine months of fiscal 2006.  Rig days were 1,656 and 2,071 for the first nine months of fiscal 2007 and 2006, respectively. The decrease in days is due to two rigs working less in fiscal 2007 than fiscal 2006.

At June 30, 2007, the Company has five of its nine platform rigs working, three waiting on location and one rig stacked.  Subsequent to June 30, 2007, one of the working rigs was stacked.

	Nine Months Ended June 30,
	2007	2006
INTERNATIONAL OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$249,278	$179,205
Direct operating expenses	151,656	122,349
General and administrative expense	2,408	2,506
Depreciation	17,557	14,251
Segment operating income	$77,657	$40,099

Activity days	6,863	6,488
Average rig revenue per day	$29,583	$22,746
Average rig expense per day	$16,253	$14,570
Average rig margin per day	$13,330	$8,176
Rig utilization	93%	88%

INTERNATIONAL DRILLING segment operating income in the first nine months of fiscal 2007 was $77.7 million, compared to $40.1 million in the same period of 2006.  The increase in segment operating income is primarily the result of increased rig activity and higher dayrates. Segment operating income also benefited from a new FlexRig being added to the international fleet at the end of fiscal 2006, increasing the number of international rigs to twenty-seven.  Rig utilization for International operations averaged 93 percent for the first nine months of fiscal 2007, compared with 88 percent for the first nine months of fiscal 2006.  An average of 25.1 rigs worked during the first nine months of fiscal 2007, compared to 23.8 rigs in the first nine months of fiscal 2006.  International revenues were $249.3 million and $179.2 million in the first nine months of fiscal 2007 and 2006, respectively. The overall increase in margins per day was primarily the result of dayrate increases in several foreign markets with the most significant increase occurring in Venezuela.  Included in International revenues for the nine months ended June 30, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $32.5 million and $18.5 million, respectively.

Direct operating expenses for the first nine months of fiscal 2007 were up 24 percent from the first nine months of fiscal 2006 due to increased activity days and inflationary pressures in the oil service sector.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

OTHER

General and administrative expenses decreased to $35.5 million in the first nine months of fiscal 2007 from $38.9 million in the first nine months of fiscal 2006.  The $3.4 million decrease is primarily due to recording, in fiscal 2006, $2.9 million of stock-based compensation expense due to the Company accelerating the vesting of share options held by a senior executive that retired.  Additionally, in fiscal 2007, pension expense decreased approximately $3.7 million from fiscal 2006.  The Pension Plan was frozen and benefit accruals were discontinued effective September 30, 2006, thus reducing the service cost of the Plan.  This decrease is partially offset by increases in employee labor, benefits and operating costs associated with the number of employees increasing in fiscal 2007.

Interest and dividend income decreased to $3.2 million in the first nine months of fiscal 2007, compared to $7.6 million in the same period of fiscal 2006.  The $4.4 million decrease is attributable to a reduction in short-term investments that were used at maturity to meet the capital needs associated with the FlexRig construction.

Interest expense was $6.1 million and $5.8 million for the nine months ended June 30, 2007 and 2006, respectively. Interest expense is primarily attributable to the $200 million long-term debt in both periods and advances on the senior credit facility in fiscal 2007.  The increase in interest expense is due to an increase in interest expense for advances on the senior credit facility in fiscal 2007.  This increase is partially offset by an increase in capitalized interest of $3.5 million to $7.2 million compared to $3.7 million in fiscal 2006 related to the Company’s rig construction program.

Income from the sale of investment securities was $51.8 million, $31.8 million after-tax ($0.30 per diluted share) in the first nine months of fiscal 2007.  In the first nine months of fiscal 2006, income from the sale of investment securities was $12.1 million, $7.5 million after-tax ($0.07 per diluted share).  The gain in both periods was from the sale of available-for-sale investments.

Income from asset sales increased to $39.0 million in the first nine months of fiscal 2007, compared to $6.4 million in the same period of fiscal 2006.  The increase of $32.6 million is primarily due to the sale of two domestic offshore rigs and one domestic land rig in 2007 compared to the sale of one domestic land rig in 2006.

In fiscal 2007, the Company recorded income of $11.1 million from involuntary conversion of long-lived assets that sustained significant damage as a result of hurricane Katrina in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $70.6 million at June 30, 2007 from $33.9 million at September 30, 2006. Contributing to the increase in cash and cash equivalents were: net cash provided by operating activities of $385.4 million, proceeds from the sale of investment securities of $112.9 million, proceeds from the sale of assets and insurance proceeds totaling $56.6 million, increase in long-term debt of $205.0 million, and cash received from the exercise of stock options and the excess tax benefit from stock-based compensation of $4.5 million.  The decreases include capital expenditures of $681.1 million, repurchase of common stock of $17.6 million, a reduction in bank overdraft of $11.3 million, payments made on short-term notes payable of $3.7 million and dividends paid of $14.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

The Company’s contract drilling backlog, consisting of executed contracts with original terms in excess of one year, as of July 1, 2007 and October 31, 2006 was $1.868 billion and $2.116 billion, respectively.  Approximately 91 percent of the July 1, 2007 backlog is not reasonably expected to be filled in fiscal 2007.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a significant amount of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators.  Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Fixed Term Contract Risk”, “Limited Number of Vendors”, “Thinly Capitalized Vendors” and “Operating and Weather Risks” under Item “1A.  Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006.

The following table sets forth the total backlog by reportable segment as of July 1, 2007 and October 31, 2006, and the percentage of the July 1, 2007 backlog not reasonably expected to be filled in fiscal 2007:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	07/01/2007	10/31/2006	Expected to be Filled in Fiscal 2007
	(in billions)

Land	$1.735	$1.949	91.0%
Offshore	.078	.078	96.7%
International	.055	.089	73.4%
	$1.868	$2.116

During the nine months ended June 30, 2007, the Company committed to build 11 new FlexRigs.  These 11, along with the 66 rigs announced in fiscal 2005 and 2006 brings the Company’s commitment to 77 new FlexRigs.  The drilling services are performed on a daywork contract basis.  Through June 30, 2007, 64 rigs were completed for delivery, and 60 of the 64 rigs began field operations by June 30, 2007.  The remaining rigs are expected to be completed by the end of the second quarter of fiscal 2008.

During fiscal 2006, labor and equipment shortages resulted in construction delays and increased costs compared to initial schedules and original cost estimates.  Delivery schedules of the new rigs were pushed back to such a degree that late-delivery contractual liquidated damage payments were incurred and are expected to be incurred for most of the remaining rigs.  However, the incurred and projected liquidated damage payments had, and are expected to have, an immaterial impact on revenues and margins. During the nine months ended June 30, 2007, 40 rigs were completed for delivery.  The Company expects to maintain a delivery of three to four rigs per month to the field during fiscal 2007.

Capital expenditures were $681.1 million and $322.6 million for the first nine months of fiscal 2007 and 2006, respectively.  Capital expenditures increased from 2006 primarily due to the Company’s current construction program of new FlexRigs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2007

The Company anticipates capital expenditures to total approximately $890 million for fiscal 2007.  Additional new build contracts and equipment purchases have increased the previous estimate of $750 million.  The Company’s operating cash requirements and estimated capital expenditures, including rig construction, for fiscal 2007 will be funded through current cash, cash provided from operating activities, funds available under the credit facilities and, if needed, sales of available-for-sale securities.

The Company’s indebtedness totaled $405 million at June 30, 2007, as described in Note 11 to the Consolidated Condensed Financial Statements.

There were no other significant changes in the Company’s financial position since September 30, 2006.

PART I.  FINANCIAL INFORMATION

June 30, 2007

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  “Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2006;

•                  Note 8 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  Note 11 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 16 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk is incorporated herein by reference.

ITEM 4.            CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HELMERICH & PAYNE, INC.
(Registrant)

Date: August 7, 2007	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: August 7, 2007	By:	/S/ DOUGLAS E. FEARS
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