Form 10-K
period 2007-09-30
HELMERICH & PAYNE INC
filed 2007-11-28
CIK 46765

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
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
(918) 742-5531 Registrant's telephone number, including area code

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        At March 31, 2007 the aggregate market value of the voting stock held by non-affiliates was $3,025,489,023

        Number of shares of common stock outstanding at November 21, 2007: 103,502,581

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year Ended September 30, 2007	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 5, 2008	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 7, AS WELL AS IN MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 6 THROUGH 39 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2007

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

        The Company's contract drilling business is composed of three reportable business segments: U.S. land drilling, offshore platform drilling and international land drilling. The Company's U.S. land drilling is conducted primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Mississippi, Alabama, Arkansas, New Mexico, and North Dakota, and offshore from platforms in the Gulf of Mexico, California, Trinidad and Equatorial Guinea. The Company's international land segment operated in seven international locations during fiscal 2007: Venezuela, Ecuador, Colombia, Argentina, Bolivia, Tunisia, and Chile.

        The Company's real estate investments are located in Tulsa, Oklahoma, where the Company maintains its executive offices.

CONTRACT DRILLING

  General

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

        In fiscal 2007, the Company received approximately 55 percent of its consolidated operating revenues from the Company's ten largest contract drilling customers. BP plc, Petroleos de Venezuela S.A. and Marathon Oil Company (respectively, "BP", "PDVSA" and "Marathon"), including their affiliates, are the Company's three largest contract drilling customers. The Company performs drilling services for BP on a world-wide basis, PDVSA in Venezuela and Marathon in the U.S. land operations. Revenues from drilling services performed for BP, PDVSA and Marathon in fiscal 2007 accounted for approximately 11 percent, 8 percent and 6 percent, respectively, of the Company's consolidated operating revenues for the same period.

  Rigs, Equipment and Facilities

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

        During fiscal 1998, the Company put to work a new generation of six highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). The FlexRig has been able to significantly reduce average rig move times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, the Company built and completed 12 new FlexRig2 rigs. During fiscal 2001, the Company announced that it would build an additional 25 new FlexRigs. These new rigs, known as "FlexRig3 rigs", were the next generation of FlexRigs which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRig3s were completed by June of 2003. Subsequently, the Company constructed seven more FlexRig3s at an approximate cost of $11.2 million each. Construction of these rigs was completed by March of 2004.

        Since fiscal 2005, the Company has entered into separate drilling contracts with 19 exploration and production companies to build and operate a total of 83 new FlexRigs. Of the 83 FlexRigs, 27 are FlexRig3s and 56 are FlexRig4s (described below). Each of the drilling contracts provides for a minimum fixed contract term of at least three years, with drilling services to be performed on a daywork contract basis. All 83 FlexRigs are expected to be completed by the end of the third quarter of fiscal 2008. The total construction cost for the 83-rig project is expected to approximate $1.3 billion, or approximately $15 million per FlexRig.

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

        While the trailerized version provides for more efficient well site to well site rig moves, the skidding version allows for drilling of up to 22 wells from a single pad which results in reduced environmental impact. The effective use of technology is important to the maintenance of the Company's competitive position within the drilling industry. As a result of the importance of technology to the Company's business, we expect to continue to develop technology internally.

        During fiscal 2005 and 2006, the Company experienced labor cost increases and labor shortages in both fabrication and rig-up services primarily as a result of Hurricanes Katrina and Rita. The hurricane-related damage significantly affected the Company's principal fabricator of rig components and caused FlexRig production delays and increased rig costs. Delivery schedules of the new FlexRigs were pushed back to such a degree that late-delivery contractual liquidated damage payments were incurred during fiscal 2005, 2006 and 2007. However, the incurred liquidated damage payments have had, and are expected to have, an immaterial impact on revenues and margins. Absent the occurrence of any of the risks described in “Risk Factors” beginning on page 7, no liquidated damage payments are expected to be incurred after October 16, 2007.

        The Company assembles new FlexRigs in its gulf coast facility near Houston, Texas. During fiscal 2007, the Company purchased a 123,000 square foot fabrication facility located on approximately 11 acres near Tulsa, Oklahoma. This facility will expand the Company's existing capacity for the fabrication and assembly of rig components.

  Drilling Contracts

        The Company's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2007, all drilling services were performed on a "daywork"

contract basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination "footage" and "daywork" basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Company has previously accepted "turnkey" contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring, and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. The Company has not accepted any "footage" or "turnkey" contracts for at least the last ten years. The Company believes that under current market conditions "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Company's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.

        Excluding the fixed term contracts covering the 83 FlexRig new-build projects, the Company had 22 rigs under fixed term contracts as of the end of September 2007. While the original duration for these current fixed-term contracts are for six month to three year periods, some fixed-term and well-to-well contracts are expected to be continued for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

  Backlog

        The Company's contract drilling backlog, consisting of executed contracts with original terms in excess of one year, as of October 31, 2007 and 2006 was $1.969 billion and $2.116 billion, respectively. Approximately 59.1 percent of the total October, 2007 backlog is not reasonably expected to be filled in fiscal 2008. Term contracts customarily provide for termination at the election of the customer with an "early termination payment" to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company. In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future. The Company obtains certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas gulf coast. Therefore, disruptions in rig component deliveries may occur. Accordingly, the actual amount of revenue earned may vary from the backlog reported. See "Fixed Term Contract Risk", "Limited Number of Vendors", "Thinly Capitalized Vendors" and "Operating and Weather Risks" under Item "1A. Risk Factors."

        The following table sets forth the total backlog by reportable segment as of October 31, 2007 and 2006, and the percentage of the October 31, 2007 backlog not reasonably expected to be filled in fiscal 2008:

	Total Backlog
Reportable Segment			Percentage Not Reasonably Expected to be Filled in Fiscal 2008
	10/31/2007	10/31/2006
	(in billions)
U.S. Land	$1.696	$1.949	57.2%
Offshore	.234	.078	82.5%
International	.039	.089	0.0%

	$1.969	$2.116

U.S. LAND DRILLING

        At the end of September, 2007, 2006 and 2005, the Company had 156, 110 and 91 respectively, of its land rigs available for work in the United States. The total number of rigs owned at the end of fiscal 2007 increased by a net of 46 rigs from the end of fiscal 2006. The change from fiscal 2006 to fiscal 2007 resulted from 48 new FlexRigs placed into service, the sale of one conventional rig in June 2007, and the loss of one FlexRig2 in a well blowout fire in August 2007. One additional FlexRig was completed as of September 30, 2007, and was ready for delivery. The Company's U.S. land operations contributed approximately 72 percent of the Company's consolidated operating revenues during fiscal 2007, compared with approximately 68 percent of consolidated operating revenues during fiscal 2006 and approximately 66 percent of consolidated operating revenues during fiscal 2005. Rig utilization in fiscal 2007 was approximately 97 percent, down from approximately 99 percent in fiscal 2006. The Company's fleet of FlexRigs and highly mobile rigs maintained an average utilization of approximately 99 percent during fiscal 2007 while the Company's conventional rigs had an average utilization rate of approximately 87 percent. A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract. At the close of fiscal 2007, 147 land rigs were working out of 156 available rigs.

OFFSHORE PLATFORM DRILLING

        The Company's offshore platform operations contributed approximately 8 percent of the Company's consolidated operating revenues during fiscal 2007, compared to approximately 13 percent of the Company's consolidated operating revenues during both fiscal 2006 and 2005. Rig utilization in fiscal 2007 was approximately 65 percent, down from approximately 69 percent in fiscal 2006. At the end of fiscal 2007, the Company had seven of its nine offshore platform rigs under contract and continued to work under management contracts for three customer-owned rigs. The management contract for one rig located offshore Equatorial Guinea is expected to terminate in December 2007. Revenues from drilling services performed for the Company's largest offshore platform drilling customer totaled approximately 45 percent of offshore platform revenues during fiscal 2007.

        During fiscal 2007, the Company sold two offshore rigs. An option agreement for the sale was in place at the end of 2006 and the assets were classified as held for sale in the Company's Consolidated Financial Statements. The rigs were excluded from the number of owned rigs at the end of 2006.

        The Company's offshore platform Rig 201 sustained significant damage from Hurricane Katrina in 2005. Insurance proceeds that approximated replacement cost were used to rebuild the rig. The rig returned to service during the fourth quarter of fiscal 2007.

INTERNATIONAL LAND DRILLING

  General

        The Company's international land operations contributed approximately 20 percent of the Company's consolidated operating revenues during fiscal 2007, compared with approximately 19 percent of consolidated operating revenues during fiscal 2006 and 2005. Rig utilization in fiscal 2007 and 2006 was 90 percent.

  Venezuela

        Venezuelan operations continue to be a significant part of the Company's operations. The Company worked exclusively for the Venezuelan state petroleum company, PDVSA, during fiscal 2007 and revenues from this work accounted for approximately 40 percent of international operating revenues. Revenues generated from Venezuelan drilling operations contributed approximately 8 percent ($127.3 million) of the Company's consolidated operating revenues during 2007, compared with approximately 7 percent ($84.6 million) of consolidated operating revenues during fiscal 2006 and 8 percent ($66.8 million) of consolidated operating revenues during 2005. The Company had ten rigs working in Venezuela at the end of fiscal 2007.

        The Company's rig utilization rate in Venezuela increased from approximately 83 percent during fiscal 2006 to approximately 92 percent in fiscal 2007. The Company expects to return one idle rig back to work during the first quarter of fiscal 2008.

  Ecuador

        At the end of fiscal 2007, the Company owned eight rigs in Ecuador. The Company's utilization rate was 89 percent during fiscal 2007, down from 100 percent in fiscal 2006. Revenues generated by Ecuadorian drilling operations contributed approximately 6 percent ($93.9 million) of the Company's consolidated operating revenues during fiscal 2007, as compared with approximately 7 percent ($88.7 million) of consolidated operating revenues during fiscal 2006 and approximately 8 percent ($60.9 million) of consolidated operating revenues during fiscal 2005. Revenues from drilling services performed for the Company's largest customer in Ecuador totaled approximately 2 percent of consolidated operating revenues and approximately 11 percent of international operating revenues during fiscal 2007. The Ecuadorian drilling contracts are primarily with large international oil companies.

        The Ecuadorian government continues to negotiate with the Company's customers to resolve contract disputes created by a recent government decree. The decree modified the original contracts for splitting profits on oil production. If this continues without resolution, the Company anticipates that up to seven rigs could be idle in Ecuador in the second quarter of fiscal 2008. Should this situation occur, the Company, at this time, is unable to predict the length of time that the rigs would remain idle.

  Other Locations

        In addition to its operations in Venezuela and Ecuador, at the end of fiscal 2007, the Company owned three rigs in Argentina, two rigs in Colombia and one rig in each of Bolivia, Chile, and Tunisia.

        At the end of November 2007, all rigs in Argentina, Colombia and Tunisia were fully employed. The rig in Bolivia was being mobilized to Argentina at the end of November 2007, and is expected to begin operations there during the second quarter of fiscal 2008. The rig in Chile was being demobilized at the end of November 2007.

REAL ESTATE OPERATIONS

        The Company's real estate operations contributed less than one percent of the Company's consolidated operating revenues during fiscal 2007 and fiscal 2006 compared with approximately one percent of the Company's consolidated operating revenues during fiscal 2005. The real estate operations are conducted exclusively within the metropolitan area of Tulsa, Oklahoma. Its major holding is Utica Square Shopping Center, consisting of 15 separate buildings, with parking and other common facilities covering an area of approximately 30 acres. Utica Square contains approximately 440,995 leasable square feet, composed of retail space of 377,619 leasable square feet, office space of 39,400 leasable square feet, storage space of 6,794 leasable square feet and common area space of 17,182 square feet. The Company's real estate operations occupy approximately 4,140 square feet of general office and storage space within the shopping center. Occupancy in the shopping center increased from approximately 92 percent in fiscal 2006 to approximately 94 percent in fiscal 2007.

        At the end of the 2007 fiscal year, the Company owned 8 of a total of 73 units in The Yorktown, a 16-story luxury residential condominium with approximately 150,940 square feet of living area located on a six-acre tract adjacent to Utica Square Shopping Center. Five of the Company's units are currently leased.

        The Company owns and leases to third parties multi-tenant warehouse space. Three warehouses known as Space Center, each containing approximately 165,000 square feet of net leasable space, are situated in the southeast part of Tulsa at the intersection of two major limited-access highways. Present occupancy is approximately 79 percent, which is unchanged from fiscal 2006. The Company also owns approximately 1.5 acres of undeveloped land lying adjacent to such warehouses.

        Southpark is an undeveloped tract of land located in a high growth area of southeast Tulsa and is suitable for mixed commercial and light industrial use. At the end of fiscal 2007, the Company owned approximately 218 acres in Southpark consisting of approximately 205 acres of undeveloped real estate and approximately 13 acres of multi-tenant warehouse area. The warehouse area is known as Space Center East and consists of two warehouses, one containing approximately 90,000 square feet and the other containing approximately 112,500 square feet. Occupancy increased to approximately 91 percent in 2007 from approximately 76 percent in fiscal 2006 due to the addition of three new tenants. The Company believes that a high quality office park, with peripheral commercial, office/warehouse, and hotel sites, is the best development use for the remaining land. A professional engineering and planning firm has prepared a topographic survey and preliminary site engineering plan to aid in the possible future development of Southpark. The Company and the City of Tulsa are currently in the process of reviewing such plans, including hydrology studies and utility plans.

        The Company owns a five-building complex called Tandem Business Park. The property is located adjacent to and east of the Space Center East facility and contains approximately six acres, with approximately 88,084 square feet of office/warehouse space. Occupancy has increased from approximately 72 percent in 2006 to approximately 80 percent during fiscal 2007 due to the addition of two tenants. The Company also owns a 12-building complex, consisting of approximately 204,600 square feet of office/warehouse space, called Tulsa Business Park. The property is located south and east of the Space Center facility, separated by a city street, and contains approximately 12 acres. During fiscal 2007, occupancy increased from approximately 74 percent to approximately 86 percent due to the addition of three new tenants.

        The Company owns two service center properties located adjacent to arterial streets in south central Tulsa. The first, called Maxim Center, consists of one office/warehouse building containing approximately 40,800 square feet and is located on approximately 2.5 acres. During fiscal 2007, occupancy decreased to approximately 46 percent from approximately 61 percent due to the loss of one large tenant. The second, called Maxim Place, consists of one office/warehouse building containing approximately 33,750 square feet and is located on approximately 2.25 acres. During fiscal 2007, occupancy has remained unchanged at approximately 63 percent. The Company's offsite disaster recovery center occupies approximately 3,517 square feet of office and computer equipment space in this property.

        The Company also owns approximately 8.4370 acres of vacant land, which was the site of its former headquarters. No development plans for the site are pending.

FINANCIAL

        Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, pages 72 through 75 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        The Company had 4,985 employees within the United States (12 of which were part-time employees) and 1,471 employees in international operations as of September 30, 2007.

AVAILABLE INFORMATION

        Information relating to the Company's internet address and the Company's SEC filings may be found on, and is incorporated by reference to, page 78 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

Item 1A.    RISK FACTORS

        In addition to the risk factors discussed elsewhere in this Report, the Company cautions that the following "Risk Factors" could have a material adverse effect on the Company's business, financial condition and results of operations.

1.    Competition

  Competition in the Contract Drilling Business

        The contract drilling business is highly competitive. Competition in contract drilling involves such factors as price, rig availability, efficiency, condition and type of equipment, reputation, operating safety, and customer relations. Competition is primarily on a regional basis and may vary significantly by region at any particular time. Land drilling rigs can be readily moved from one region to another in response to changes in levels of activity, and an oversupply of rigs in any region may result, leading to increased price competition.

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

  Competition in the Real Estate Business

        The Company has numerous competitors in the multi-tenant leasing business. The size and financial capacity of these competitors range from one property sole proprietors to large international corporations. The primary competitive factors include price, location, and configuration of space. The Company's competitive position is enhanced by the location of its properties, its financial capability and the long-term ownership of its properties. However, many competitors have financial resources greater than the Company's and have more contemporary facilities.

2.    Operating and Weather Risks

        The drilling operations of the Company are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved, and cause substantial damage to producing formations and the surrounding areas. The Company's offshore platform drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Specifically, the Company operates several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis. Damage caused by high winds and turbulent seas could potentially curtail operations on such platform rigs for significant periods of time until the damage can be repaired. Moreover, even if the Company's platform rigs are not directly damaged by such storms, the Company may experience disruptions in operations due to damage to customer platforms and other related facilities in the area. Until 2005, the Company's platform operation had not been materially affected by adverse weather. In August of 2005, platform Rig 201 sustained significant hurricane damage. This rig returned to normal drilling operations in fiscal 2007.

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

4.    Indemnification and Insurance Coverage

        Insurance coverage for "named storms" in the Gulf of Mexico has been limited for the past two years. The Company purchased an aggregate limit of $75 million of wind storm coverage and self-insures 20 percent of that limit as well as a $2.5 million deductible. Additionally, the Company obtained rig property insurance for 80 percent of the aggregate estimated replacement cost of its rigs in excess of a $1 million per occurrence deductible. The Company self insures the remaining 20 percent of such rig value as well as the deductible. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally indemnified under its drilling contracts from this risk.

        The Company has insurance coverage for comprehensive general liability, automobile liability, worker's compensation, and employer's liability. Generally, casualty deductibles are $1 million or $2 million per occurrence, depending on whether a claim occurs inside or outside of the United States. The Company maintains certain other insurance coverages with deductibles as high as $5 million. Insurance is purchased over deductibles to reduce the Company's exposure to catastrophic events. The Company retains a significant portion of its expected losses under its worker's compensation, general liability, and automobile liability programs. The Company records estimates for incurred outstanding liabilities for unresolved worker's compensation, general liability, and for claims that are incurred but not reported. Estimates are based on historic experience and statistical methods that the Company believes are reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

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

8.    Volatility of Oil and Gas Prices

        The Company's operations can be materially affected by low oil and gas prices. The Company believes that any significant reduction in oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for the Company's services. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Fluctuations during the last few years in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Any prolonged reduction in demand for the Company's services could have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Venezuela continues to experience significant political, economic and social instability. In the event that extended labor strikes occur or turmoil increases, the Company could experience shortages in labor and/or material and supplies necessary to operate some or all of its Venezuelan drilling rigs, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company's loss of all or a portion of its assets and business in Venezuela.

        Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2007, approximately 20 percent of the Company's consolidated operating revenues were generated from the international contract drilling business. Approximately 95 percent of the international operating revenues were from operations in South America and approximately 73 percent of South American operating revenues were from Venezuela and Ecuador.

10.    Currency Risk

  General

        Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. Based upon current information, the Company believes that exposure to potential losses from currency devaluation is immaterial in Colombia, Bolivia, Equatorial Guinea, Chile, and Tunisia. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at an insignificant level which assists in reducing exposure.

  Argentina

        In 2002, Argentina suffered a 60 percent devaluation of the peso. As a consequence, the Company secured agreements with its customers that limited the portion of the accounts receivable that was paid in pesos with the balance of such accounts receivable paid in U.S. dollars. The exchange rate between the U.S. dollar and the Argentine peso has stayed within a narrow range for the past four years and in fiscal 2007 the Company experienced an immaterial currency loss.

  Venezuela

        The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. In Venezuela, approximately 60 percent of the Company's billings are in U.S. dollars and 40 percent are in the local currency, the bolivar. The significance of this arrangement is that even though the dollar-based invoices may be paid in bolivares, the Company, historically, has usually been able to convert the bolivares into U.S. dollars in a timely manner and thus avoid, in large measure, devaluation losses pertaining to the dollar-based invoices paid in bolivares. However, this arrangement is effective only in the absence of exchange controls. In January 2003, the Venezuelan government put into effect exchange controls that fixed the exchange rate and also prohibited the Company, as well as other companies, from converting the bolivar into U.S. dollars through the Central Bank.

        As part of the exchange controls regulation, the Venezuelan government provided a mechanism by which companies could request conversion of bolivares into U.S. dollars. In compliance with such regulations, the Company, in October of 2003, submitted a request to the Venezuelan government seeking permission to dividend earnings, which would convert 14 billion bolivares into U.S. dollars. In January 2004, the Venezuelan government approved the Company's request to convert bolivar cash balances to U.S. dollars and allowed the remittance of $8.8 million U.S. dollars as dividends to the U.S. based parent. This was the first dividend remitted under the new regulation. On January 16, 2006, a dividend of $6.5 million U.S. dollars was remitted to the U.S. based parent. On August 18, 2006, the Company applied for a $9.3 million dividend. The Venezuelan government subsequently approved $7.2 million of this dividend and on March 6, 2007, the $7.2 million was paid to the U.S. based parent. As a consequence, the Company's exposure to currency devaluation was reduced by these amounts.

        On June 7, 2007, the Company began the process to make application with the Venezuelan government requesting the approval to convert bolivar cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company's Venezuelan subsidiary will remit approximately $8.3 million as a dividend to its U.S. based parent, thus reducing the Company's exposure to currency devaluation.

        While the Company has been successful in obtaining government approval for conversion of bolivares to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted. In the event that conversion to U.S. dollars would be prohibited, then bolivar cash balances would increase and expose the Company to increased risk of devaluation.

        As stated above, the Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar receivable balances and bolivar cash balances. As a result of a 12 percent devaluation of the bolivar during fiscal 2005, the Company experienced total devaluation losses of $0.6 million during that same period.

        Past devaluation losses may not be reflective of the actual potential for future devaluation losses. Even though Venezuela continues to operate under the exchange controls in place and the Venezuelan bolivar exchange rate has remained fixed at 2150 bolivares to one U.S. dollar since the devaluation in March 2005, the exact amount and timing of devaluation is uncertain. At September 30, 2007, the Company had a $25.6 million cash balance denominated in bolivares exposed to the risk of currency devaluation. While the Company is unable to predict future devaluation in Venezuela, if fiscal 2008 activity levels are similar to fiscal 2007, and if a 10 percent to 20 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $3.5 million to $6.4 million.

11.    Increased Receivables in Venezuela

        The Company derives its revenue in Venezuela from PDVSA, the Venezuelan state-owned petroleum company. At the end of fiscal 2007, the Company had a net receivable from PDVSA of approximately $49.7 million, of which approximately $12.0 million was 90 days old or older. At November 1, 2007, such receivable balance had increased to approximately $50.3 million, of which approximately $14.4 million was 90 days old or older. The Company continues to communicate with PDVSA regarding the settlement of the outstanding receivables.

        While the collection of the receivables is difficult and time consuming due to PDVSA policies and procedures, the Company, at this time, has no reason to believe the amounts will not be paid. Historically,

PDVSA payments on accounts receivable have, by traditional business measurements, been slower than those of other foreign customers of the Company. However, the failure of PDVSA to make payments on outstanding receivables, or a continued increase in its delay in making payments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

13.    Interest Rate Risk

        At September 30, 2007, the Company had outstanding, $175 million intermediate-term unsecured debt with staged maturities from August 2009 to August 2014, with varying fixed interest rates for each maturity series. The average interest rate during the next four years on this debt is 6.5 percent, after which it increases to 6.6 percent. The fair value of this debt at September 30, 2007 was approximately $182 million.

        In December 2006, the Company entered into an agreement for a five-year $400 million senior unsecured credit facility. The Company had $270 million borrowed and two letters of credit totaling $20.9 million outstanding against the facility at September 30, 2007. The interest rate on the borrowings is based on a spread over LIBOR and the Company pays a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company's total debt to total capitalization. The Company also has the option to borrow at the prime rate for maturities of less than 30 days.

        Also in December 2006, the Company entered into an agreement with a single bank to amend and restate the previous unsecured line of credit from $50 million to $5 million. The interest rate on borrowings is equal to the prime rate minus 1.75%. At September 30, 2007, the Company had no outstanding borrowings against the credit line.

        Interest rates could rise for various reasons in the future and increase the Company's total interest expense, depending upon the amount borrowed against the credit line.

14.    Equity Price Risk

        At September 30, 2007, the Company had a portfolio of securities with a total market value of $457.5 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the market value of the Company's holdings. Except for the Company's holdings in Atwood Oceanics, Inc. and investments in limited partnerships carried at cost, the portfolio is recorded at fair value on its balance sheet with changes in unrealized after-tax value reflected in the equity section of its balance sheet. Any reduction in market value would have an impact on the Company's debt ratio and financial strength.

15.    Reliance on Small Number of Customers

        In fiscal 2007, the Company received approximately 55 percent of its consolidated operating revenues from the Company's ten largest contract drilling customers and approximately 25 percent of its consolidated operating revenues from the Company's three largest customers (including their affiliates). The Company believes that its relationship with all of these customers is good; however, the loss of one or more of its larger customers would have a material adverse effect on the Company's business, financial condition or results of operations.

16.    Key Personnel

        The Company utilizes highly skilled personnel in operating and supporting its businesses. In times of high utilization, it can be difficult to find qualified individuals. Although to date the Company's operations have not been materially affected by competition for personnel, an inability to obtain a sufficient number of qualified personnel could materially impact the Company's business, financial condition or results of operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning the Company's U.S. drilling rigs as of September 30, 2007:

Location	Rig	Optimum Depth	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
WYOMING	179	18,000	SCR (FlexRig2)	1,500
WYOMING	180	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
LOUISIANA	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500
TEXAS	213	18,000	AC (FlexRig3)	1,500
NEW MEXICO	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
OKLAHOMA	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
TEXAS	219	18,000	AC (FlexRig3)	1,500
TEXAS	220	18,000	AC (FlexRig3)	1,500
LOUISIANA	221	18,000	AC (FlexRig3)	1,500
TEXAS	222	18,000	AC (FlexRig3)	1,500
TEXAS	223	18,000	AC (FlexRig3)	1,500
TEXAS	224	18,000	AC (FlexRig3)	1,500
OKLAHOMA	225	18,000	AC (FlexRig3)	1,500
TEXAS	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	228	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	230	18,000	AC (FlexRig3)	1,500
TEXAS	231	18,000	AC (FlexRig3)	1,500
TEXAS	232	18,000	AC (FlexRig3)	1,500
TEXAS	233	18,000	AC (FlexRig3)	1,500
TEXAS	234	18,000	AC (FlexRig3)	1,500

TEXAS	235	18,000	AC (FlexRig3)	1,500
CALIFORNIA	236	18,000	AC (FlexRig3)	1,500
TEXAS	237	18,000	AC (FlexRig3)	1,500
TEXAS	238	18,000	AC (FlexRig3)	1,500
COLORADO	239	18,000	AC (FlexRig3)	1,500
CALIFORNIA	240	18,000	AC (FlexRig3)	1,500
WYOMING	241	18,000	AC (FlexRig3)	1,500
TEXAS	243	18,000	AC (FlexRig3)	1,500
TEXAS	244	18,000	AC (FlexRig3)	1,500
TEXAS	245	18,000	AC (FlexRig3)	1,500
TEXAS	246	18,000	AC (FlexRig3)	1,500
TEXAS	247	18,000	AC (FlexRig3)	1,500
TEXAS	248	18,000	AC (FlexRig3)	1,500
TEXAS	249	18,000	AC (FlexRig3)	1,500
OKLAHOMA	250	18,000	AC (FlexRig3)	1,500
OKLAHOMA	251	18,000	AC (FlexRig3)	1,500
OKLAHOMA	252	18,000	AC (FlexRig3)	1,500
TEXAS	253	18,000	AC (FlexRig3)	1,500
TEXAS	254	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	258	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	18,000	AC (FlexRig3)	1,500
TEXAS	260	18,000	AC (FlexRig3)	1,500
COLORADO	271	14,000	AC (FlexRig4)	1,500
COLORADO	272	14,000	AC (FlexRig4)	1,500
COLORADO	273	14,000	AC (FlexRig4)	1,500
COLORADO	274	14,000	AC (FlexRig4)	1,500
COLORADO	275	14,000	AC (FlexRig4)	1,500
COLORADO	276	14,000	AC (FlexRig4)	1,500
COLORADO	277	14,000	AC (FlexRig4)	1,500
COLORADO	278	14,000	AC (FlexRig4)	1,500
COLORADO	279	14,000	AC (FlexRig4)	1,500
COLORADO	280	14,000	AC (FlexRig4)	1,500
NEW MEXICO	281	8,000	AC (FlexRig4)	1,150
NEW MEXICO	282	8,000	AC (FlexRig4)	1,150
NEW MEXICO	283	8,000	AC (FlexRig4)	1,150
WYOMING	284	14,000	AC (FlexRig4)	1,500
WYOMING	285	14,000	AC (FlexRig4)	1,500
WYOMING	286	14,000	AC (FlexRig4)	1,500
WYOMING	287	14,000	AC (FlexRig4)	1,500
TEXAS	288	14,000	AC (FlexRig4)	1,500
TEXAS	289	14,000	AC (FlexRig4)	1,500
COLORADO	290	14,000	AC (FlexRig4)	1,500
COLORADO	291	8,000	AC (FlexRig4)	1,150
COLORADO	292	8,000	AC (FlexRig4)	1,150
TEXAS	293	14,000	AC (FlexRig4)	1,500
TEXAS	294	14,000	AC (FlexRig4)	1,500
TEXAS	295	14,000	AC (FlexRig4)	1,500
TEXAS	296	14,000	AC (FlexRig4)	1,500
TEXAS	297	14,000	AC (FlexRig4)	1,500
WYOMING	298	14,000	AC (FlexRig4)	1,500
TEXAS	299	14,000	AC (FlexRig4)	1,500
TEXAS	300	14,000	AC (FlexRig4)	1,500

TEXAS	301	8,000	AC (FlexRig4)	1,150
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150
TEXAS	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
NEW MEXICO	306	8,000	AC (FlexRig4)	1,150
WYOMING	307	14,000	AC (FlexRig4)	1,500
WYOMING	308	14,000	AC (FlexRig4)	1,500
WYOMING	309	14,000	AC (FlexRig4)	1,500
WYOMING	310	14,000	AC (FlexRig4)	1,500
WYOMING	311	14,000	AC (FlexRig4)	1,500
TEXAS	312	14,000	AC (FlexRig4)	1,500
TEXAS	313	14,000	AC (FlexRig4)	1,500
TEXAS	314	14,000	AC (FlexRig4)	1,500
WYOMING	315	14,000	AC (FlexRig4)	1,500
COLORADO	316	14,000	AC (FlexRig4)	1,500
COLORADO	317	14,000	AC (FlexRig4)	1,500
COLORADO	318	14,000	AC (FlexRig4)	1,500
COLORADO	319	14,000	AC (FlexRig4)	1,500
COLORADO	320	14,000	AC (FlexRig4)	1,500
TEXAS	321	14,000	AC (FlexRig4)	1,500
HIGHLY MOBILE RIGS
ARKANSAS	140	10,000	Mechanical	900
OKLAHOMA	158	10,000	SCR	900
TEXAS	156	12,000	Mechanical	1,200
WYOMING	159	12,000	Mechanical	1,200
OKLAHOMA	141	14,000	Mechanical	1,200
TEXAS	142	14,000	Mechanical	1,200
OKLAHOMA	143	14,000	Mechanical	1,200
TEXAS	145	14,000	Mechanical	1,200
TEXAS	155	14,000	SCR	1,200
TEXAS	146	16,000	SCR	1,200
TEXAS	147	16,000	SCR	1,200
WYOMING	154	16,000	SCR	1,500
CONVENTIONAL RIGS
OKLAHOMA	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
TEXAS	118	16,000	SCR	1,200
OKLAHOMA	119	16,000	SCR	1,200
TEXAS	120	16,000	SCR	1,200
TEXAS	171	16,000	SCR	1,000
WYOMING	172	16,000	Mechanical	1,000
LOUISIANA	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
LOUISIANA	79	20,000	SCR	2,000
TEXAS	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	97	26,000	SCR	2,000
TEXAS	99	26,000	SCR	2,000
TEXAS	137	26,000	SCR	2,000

TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
ALABAMA	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
OFFSHORE PLATFORM RIGS
LOUISIANA*	203	20,000	Self-Erecting	2,500
TEXAS	205	20,000	Tension-leg	2,000
LOUISIANA	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
LOUISIANA	105	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

*
Rig moving to Trinidad in the first quarter of fiscal 2008.

        The following table sets forth information with respect to the utilization of the Company's U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2003	2004	2005	2006	2007
U.S. Land Rigs
Number of rigs owned at end of period	83	87	91	113	157
Average rig utilization rate during period (1)	81%	87%	94%	99%	97%
U.S. Offshore Platform Rigs
Number of rigs owned at end of period	12	11	11	9	9
Average rig utilization rate during period (1)	51%	48%	53%	69%	65%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

        The following table sets forth certain information concerning the Company's international drilling rigs as of September 30, 2007:

Location	Rig	Optimum Depth		Rig Type	Drawworks: Horsepower
Argentina	139	30,000	+	SCR	3,000
Argentina	175	30,000		SCR	3,000
Argentina	177	30,000		SCR	3,000
Bolivia*	151	30,000	+	SCR	3,000
Chile	123	26,000		SCR	2,100
Colombia	133	30,000		SCR	3,000
Colombia	152	30,000	+	SCR	3,000
Ecuador	22	18,000		SCR (Heli Rig)	1,700
Ecuador	23	18,000		SCR (Heli Rig)	1,500
Ecuador	132	18,000		SCR	1,500
Ecuador	176	18,000		SCR	1,500
Ecuador	121	20,000		SCR	1,700
Ecuador	117	26,000		SCR	2,500
Ecuador	138	26,000		SCR	2,500
Ecuador	190	26,000		SCR	2,000
Tunisia	242	18,000		AC (FlexRig3)	1,500
Venezuela	160	26,000		SCR	2,000
Venezuela	113	30,000		SCR	3,000
Venezuela	115	30,000		SCR	3,000
Venezuela	116	30,000		SCR	3,000
Venezuela	127	30,000		SCR	3,000
Venezuela	128	30,000		SCR	3,000
Venezuela	129	30,000		SCR	3,000
Venezuela	135	30,000		SCR	3,000
Venezuela	150	30,000		SCR	3,000
Venezuela	174	30,000		SCR	3,000
Venezuela	153	30,000	+	SCR	3,000

*
Rig moved to Argentina in the first quarter of fiscal 2008.

        The following table sets forth information with respect to the utilization of the Company's international drilling rigs for the periods indicated:

	Years ended September 30,
	2003	2004	2005	2006	2007
Number of rigs owned at end of Period	32	32	26	27	27
Average rig utilization rate during period (1)(2)	39%	54%	77%	90%	90%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.

(2)
Does not include rigs returned to the United States for major modifications and upgrades.

REAL ESTATE OPERATIONS

        See Item 1.    BUSINESS, pages 5 through 6 of this Report, which is incorporated herein by reference.

STOCK PORTFOLIO

        Information required by this item regarding the stock portfolio held by the Company may be found on, and is incorporated by reference to, page 26 of the Company's Annual Report (Exhibit 13 to this Form 10-K) under the caption, "Management's Discussion & Analysis of Financial Condition and Results of Operations."

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names and ages of the Company's executive officers, together with all positions and offices held with the Company by such executive officers. Officers are elected to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been duly elected and have qualified or until their earlier resignation or removal.

W. H. Helmerich, III, 84	Chairman of the Board; Director since 1949; Chairman of the Board since 1960
Hans Helmerich, 49	President and Chief Executive Officer; Director since 1987; President and Chief Executive Officer since 1989
Douglas E. Fears, 58	Vice President and Chief Financial Officer since 1988
Steven R. Mackey, 56	Vice President, Secretary and General Counsel; Secretary since 1990; Vice President and General Counsel since 1988
John W. Lindsay, 46
Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. since 2006; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. from 1997 to 2006
M. Alan Orr, 56
Executive Vice President, Engineering and Development of Helmerich & Payne International Drilling Co. since 2006; Vice President and Chief Engineer of Helmerich & Payne International Drilling Co. from 1992 to 2006

PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2006		2007
Quarter
	High	Low	High	Low
First	$32.375	$24.945	$27.650	$21.260
Second	39.350	30.420	31.000	22.720
Third	39.950	26.375	36.570	30.000
Fourth	30.455	22.020	36.760	27.680

        The Company paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter
	2006	2007	2006	2007
First	$.04125	$.04500	$4,290,909	$4,654,299
Second	.04125	.04500	4,333,069	4,656,468
Third	.04500	.04500	4,344,984	4,660,362
Fourth	.04500	.04500	4,743,331	4,667,309

        Payment of future dividends will depend on earnings and other factors. All per share amounts have been adjusted as a result of a two-for-one stock split effective June 26, 2006.

        As of November 21, 2007, there were 703 record holders of the Company's common stock as listed by the transfer agent's records.

Summary of All Existing Equity Compensation Plans

        The following chart sets forth information concerning the equity compensation plans of the Company as of September 30, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,031,715	$15.8016	3,220,814
Equity compensation plans not approved by security holders (2)	—	—	—
Total	6,031,715	$15.8016	3,220,814

(1)
Includes the 1996 Stock Incentive Plan, the 2000 Stock Incentive Plan, and the 2005 Long-Term Incentive Plan of the Company.

(2)
The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion & Analysis of Financial Condition and Results of Operations contained on pages 6 through 77 of the Company's Annual Report (Exhibit 13 to this Form 10-K). All per share amounts have been adjusted as a result of a two-for-one stock split effective June 26, 2006.

Five-year Summary of Selected Financial Data

	2003	2004	2005	2006	2007
	(in thousands except per share amounts)
Operating revenues	$504,223	$589,056	$800,726	$1,224,813	$1,629,658
Asset Impairment	—	51,516	—	—	—
Income from continuing operations	17,873	4,359	127,606	293,858	449,261
Income from continuing operations per common share:
Basic	0.18	0.04	1.25	2.81	4.35
Diluted	0.18	0.04	1.23	2.77	4.27
Total assets	1,417,770	1,406,844	1,663,350	2,134,712	2,885,369
Long-term debt	200,000	200,000	200,000	175,000	445,000
Cash dividends declared per common share	0.16	0.16125	0.165	0.1725	0.18

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item may be found on, and is incorporated by reference to, pages 6 through 39 of the Company's Annual Report (Exhibit 13 to this Form 10-K) under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page 7 of this Report and on, and is incorporated by reference to, the following pages of the Company's Annual

Report (Exhibit 13 to this Form 10-K) under Management's Discussion & Analysis of Financial Condition and Results of Operations and in Notes to Consolidated Financial Statements:

Market Risk	Page
• Foreign Currency Exchange Rate Risk	35-37
• Commodity Price Risk	37-38
• Interest Rate Risk	38-39
• Equity Price Risk	39

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages 41 through 77 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        a)    Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that:

    •
    the Company's disclosure controls and procedures are effective at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    •
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

        b)    Management's Report of Internal Control over Financial Reporting.

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

    Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on the Company's evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2007.

    The Company's independent registered public accounting firm that audited the Company's financial statements, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

  The Board of Directors and Shareholders
  Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2007 of Helmerich & Payne, Inc. and our report dated November 26, 2007, expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Tulsa, Oklahoma
November 26, 2007

        c)     Changes in Internal Control Over Financial Reporting

  There were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2008, to be filed with the Commission not later than 120 days after September 30, 2007. Information required under this item with respect to executive officers under Item 404 of Regulation S-K appears under “Executive Officers of the Company” in Part I of this Form 10-K.

        The Company has adopted a Code of Ethics applicable to its CEO, CFO and Senior Financial Officers. The text of such Code is located on the Company's website under "Investor Relations—Corporate Governance." The Company's Internet address is www.hpinc.com. The Company intends to disclose any amendments to or waivers from its Code of Ethics on its website.

Item 11.    EXECUTIVE COMPENSATION

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2008, to be filed with the Commission not later than 120 days after September 30, 2007.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2008, to be filed with the Commission not later than 120 days after September 30, 2007.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2008, to be filed with the Commission not later than 120 days after September 30, 2007.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2008, to be filed with the Commission not later than 120 days after September 30, 2007.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in the Company's Annual Report to Stockholders on the pages indicated below and are incorporated herein by reference:
		Report of Independent Registered Public Accounting Firm	40
		Consolidated Statements of Income for the Years Ended September 30, 2007, 2006 and 2005	41
		Consolidated Balance Sheets at September 30, 2007 and 2006	42-43
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2007, 2006 and 2005	44
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005	45
		Notes to Consolidated Financial Statements at September 30, 2007	46-77
	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	Exhibits. The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated by reference are duly noted as such.
3.1
Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities & Exchange Commission for fiscal 2006, SEC File No. 001-04221.
	3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 11, 2007, SEC File No. 001-04221.
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
*10.2
Amendment to Consulting Services Agreement between W. H. Helmerich, III and the Company dated December 26, 1990, is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
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
10.19
First Amended and Restated Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.20
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

10.21
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.22
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
*10.23	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 9, 2004, SEC File No. 001-04221.
10.24
Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company's Amended Schedule 13D filed on July 21, 2004.
10.25
Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 14, 2004, SEC File No. 001-04221.
*10.26	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 9, 2005, SEC File No. 001-04221.
*10.27
Advisory Services Agreement dated February 17, 2006, between Helmerich & Payne, Inc. and George S. Dotson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 21, 2006, SEC File No. 001-04221.
*10.28
First Amendment to Advisory Services Agreement dated March 7, 2007, between Helmerich & Payne, Inc. and George S. Dotson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 8, 2007, SEC File No. 001-04221.
*10.29	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.30
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
10.31
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.32
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to the Company's Form 8-K filed July 7, 2007, SEC File No. 001-04221.
13.	The Company's Annual Report to Shareholders for fiscal 2007.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.

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
Date: November 28, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG	By	/s/ GLENN A. COX
	William L. Armstrong, Director		Glenn A. Cox, Director
	Date: November 28, 2007		Date: November 28, 2007
By	/s/ RANDY A. FOUTCH	By	/s/ HANS HELMERICH
	Randy A. Foutch, Director		Hans Helmerich, Director and CEO
	Date: November 28, 2007		Date: November 28, 2007
By	/s/ W. H. HELMERICH, III	By	/s/ EDWARD B. RUST, JR.
	W. H. Helmerich, III, Director		Edward B. Rust, Jr., Director
	Date: November 28, 2007		Date: November 28, 2007
By	/s/ PAULA MARSHALL	By	/s/ JOHN D. ZEGLIS
	Paula Marshall, Director		John D. Zeglis, Director
	Date: November 28, 2007		Date: November 28, 2007
By	/s/ DOUGLAS E. FEARS	By	/s/ GORDON K. HELM
	Douglas E. Fears		Gordon K. Helm
	(Principal Financial Officer)		(Principal Accounting Officer)
	Date: November 28, 2007		Date: November 28, 2007

EXHIBIT INDEX

        The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 11, 2007, SEC File No. 001-04221.
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
*10.2
Amendment to Consulting Services Agreement between W. H. Helmerich, III and the Company dated December 26, 1990, is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
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
10.19
First Amended and Restated Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.20
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.21
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.22
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.

*10.23	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 9, 2004, SEC File No. 001-04221.
10.24
Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company's Amended Schedule 13D filed on July 21, 2004.
10.25
Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 14, 2004, SEC File No. 001-04221.
*10.26	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 9, 2005, SEC File No. 001-04221.
*10.27
Advisory Services Agreement dated February 17, 2006, between Helmerich & Payne, Inc. and George S. Dotson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 21, 2006, SEC File No. 001-04221.
*10.28
First Amendment to Advisory Services Agreement dated March 7, 2007, between Helmerich & Payne, Inc. and George S. Dotson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 8, 2007, SEC File No. 001-04221.
*10.29	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.30
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
10.31
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.32
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to the Company's Form 8-K filed July 7, 2007, SEC File No. 001-04221.
13.	The Company's Annual Report to Shareholders for fiscal 2007.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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