Form 10-Q
period 2007-12-31
HELMERICH & PAYNE INC
filed 2008-02-06
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             For quarterly period ended:  December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

CLASS	OUTSTANDING AT January 31, 2008
Common Stock, $0.10 par value	103,663,432

Total Number of Pages - 29

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$97,507	$89,215
Accounts receivable, less reserve of $3,634 at December 31, 2007 and $2,957 at September 30, 2007	365,732	339,819
Inventories	29,247	29,145
Deferred income tax	12,572	11,559
Prepaid expenses and other	36,224	29,226
Total current assets	541,282	498,964

Investments	222,971	223,360
Property, plant and equipment, net	2,283,982	2,152,616
Other assets	10,554	10,429

Total assets	$3,058,789	$2,885,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,080	$124,556
Accrued liabilities	123,119	102,056
Total current liabilities	231,199	226,612

Noncurrent liabilities:
Long-term notes payable	485,000	445,000
Deferred income taxes	385,675	363,534
Other	42,896	34,707
Total noncurrent liabilities	913,571	843,241

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	146,819	143,146
Retained earnings	1,743,874	1,645,766
Accumulated other comprehensive income	70,598	75,885
Treasury stock, at cost	(57,978)	(59,987)
Total shareholders’ equity	1,914,019	1,815,516

Total liabilities and shareholders’ equity	$3,058,789	$2,885,369

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
Operating revenues:
Drilling — U.S. Land	$347,644	$269,900
Drilling — Offshore	27,281	35,754
Drilling — International Land	78,602	77,846
Real Estate	3,136	2,899
	456,663	386,399

Operating costs and other:
Operating costs, excluding depreciation	235,795	199,467
Depreciation	43,984	30,151
General and administrative	13,903	10,613
Gain from involuntary conversion of long-lived assets	(4,810)	—
Income from asset sales	(842)	(486)
	288,030	239,745

Operating income	168,633	146,654

Other income (expense):
Interest and dividend income	1,115	1,244
Interest expense	(4,831)	(919)
Gain on sale of investment securities	130	26,337
Other	(616)	64
	(4,202)	26,726

Income before income taxes and equity in income of affiliate	164,431	173,380

Income tax provision	60,146	64,098
Equity in income of affiliate, net of income taxes	3,545	1,504

NET INCOME	$107,830	$110,786

Earnings per common share:
Basic	$1.04	$1.07
Diluted	$1.02	$1.06

Weighted average shares outstanding:
Basic	103,509	103,312
Diluted	105,615	104,776

Dividends declared per common share	$0.045	$0.045

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$107,830	$110,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,984	30,151
Provision for bad debt	681	—
Equity in income of affiliate before income taxes	(5,718)	(2,426)
Stock-based compensation	2,059	1,835
Gain on sale of investment securities	—	(26,199)
Gain from involuntary conversion of long-lived assets	(4,810)	—
Gain on sale of assets	(842)	(486)
Other-net	(1)	—
Deferred income tax expense	22,944	12,173
Change in assets and liabilities-
Accounts receivable	(30,281)	(45,764)
Inventories	(102)	(257)
Prepaid expenses and other	(7,123)	(14,716)
Accounts payable	(42,533)	30,773
Accrued liabilities	21,193	43,682
Deferred income taxes	2,136	857
Other noncurrent liabilities	1,474	(2,591)

Net cash provided by operating activities	110,891	137,818

INVESTING ACTIVITIES:
Capital expenditures	(149,844)	(187,484)
Insurance proceeds from involuntary conversion	8,500	330
Proceeds from sale of investments	—	84,605
Proceeds from asset sales	1,386	681
Net cash used in investing activities	(139,958)	(101,868)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(17,621)
Increase in notes payable	—	10,000
Proceeds from line of credit	830,000	30,000
Payments on line of credit	(790,000)	—
Decrease in bank overdraft	—	(14,943)
Dividends paid	(4,668)	(4,655)
Proceeds from exercise of stock options	1,365	471
Excess tax benefit from stock-based compensation	662	33
Net cash provided by financing activities	37,359	3,285

Net increase in cash and cash equivalents	8,292	39,235
Cash and cash equivalents, beginning of period	89,215	33,853
Cash and cash equivalents, end of period	$97,507	$73,088

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2007	107,058	$10,706	$143,146	$1,645,766	$75,885	3,573	$(59,987)	$1,815,516

Adjustment to initially apply FASB Interpretation No. 48				(5,048)				(5,048)

Comprehensive Income:

Net income				107,830				107,830
Other comprehensive income, Unrealized losses on available- for-sale securities (net of $3,189 income tax), net of realized gains included in net income of $81					(5,285)			(5,285)

Amortization of net periodic benefit costs-net actuarial gain (net of $1 income tax)					(2)			(2)
Total comprehensive income								102,543

Capital adjustment of equity investee			1,441					1,441
Cash dividends ($0.045 per share)				(4,674)				(4,674)
Exercise of stock options			(588)			(117)	1,953	1,365
Tax benefit of stock-based awards, including excess tax benefits of $662			817					817
Treasury stock issued for vested restricted stock			(56)			(3)	56
Stock-based compensation			2,059					2,059

Balance, December 31, 2007	107,058	$10,706	$146,819	$1,743,874	$70,598	3,453	$(57,978)	$1,914,019

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2007 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to current year presentation.  Specifically, fiscal year 2007 operating revenues for Drilling-Offshore and for Drilling-International Land have been restated to reflect a change in those two segments.

2.               Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Basic weighted average shares	103,509	103,312
Effect of dilutive shares:
Stock options and restricted stock	2,106	1,464
Diluted weighted average shares	105,615	104,776

For the three months ended December 31, 2007, options to purchase 741,938 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

For the three months ended December 31, 2006, options to purchase 1,334,975 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

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

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity Securities 12/31/07	$11,328	$109,212	$(89)	$120,451
Equity Securities 09/30/07	$11,329	$117,646	$—	$128,975

The investment in the limited partnership carried at cost was $12.4 million at December 31, 2007 and September 30, 2007.  The estimated fair value of the investments carried at cost was $23.1 million and $22.3 million at December 31, 2007 and September 30, 2007, respectively.  The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.9 million at December 31, 2007 and $7.8 million at September 30, 2007.  The recorded amounts for investments accounted for under the equity method are $82.3 million and $74.2 million at December 31, 2007 and September 30, 2007, respectively.  During the quarter ended December 31, 2007, the Company increased the equity investment $2.3 million ($1.4 million, net of tax) to account for capital transactions of the equity investee.

5.               Sale of Investment Securities

Net income includes after-tax gains from the sale of available-for-sale securities as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2007	2006

After-tax gain	$130	$16,184
Earnings per diluted share	$—	$0.15

6.               Comprehensive Income

Comprehensive income, net of related tax, is as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Net Income	$107,830	$110,786
Other comprehensive income:
Unrealized appreciation (depreciation) on securities net of tax of $3,189 and $56	(5,204)	92
Reclassification of realized gains in net income net of tax of $49 and $10,008	(81)	(16,329)
Minimum pension liability adjustments net of tax of $1	(2)	—
Total comprehensive income	$102,543	$94,549

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of related taxes, are as follows (in thousands):

	December 31,	September 30,
	2007	2007

Unrealized appreciation on securities, net	$67,656	$72,941
Minimum pension liability	2,942	2,944
Accumulated other comprehensive income	$70,598	$75,885

7.               Financial Instruments

During the three months ended December 31, 2006, the Company sold $48.3 million in auction rate securities with no realized gains or losses.  There were no sales of auction rate securities in the first quarter of fiscal 2008.  The proceeds of those sales were included in the sale of investments under investing activities on the Consolidated Condensed Statements of Cash Flows.

8.               Cash Dividends

The $0.045 cash dividend declared September 4, 2007, was paid December 3, 2007. On December 4, 2007, a cash dividend of $0.045 per share was declared for shareholders of record on February 15, 2008, payable March 3, 2008.

9.               Stock-Based Compensation

The Company has one plan providing for common-stock based awards to employees and to non-employee Directors.  The plan permits the granting of various types of awards including stock options and restricted stock awards.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after grant.  Vesting requirements are determined by the Human Resources Committee of the Company’s Board of Directors.  Readers should refer to Note 5 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional information related to stock-based compensation.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended December 31, 2006, the Company repurchased 681,900 shares of its common stock at an aggregate cost of $15.9 million.  The Company may repurchase additional shares of its common stock during fiscal 2008 if the share price is favorable.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2007	2006
Compensation expense
Stock options	$1,697	$1,508
Restricted stock	362	327
	$2,059	$1,835

After-tax stock based compensation	$1,277	$1,138

Per basic share	$.01	$.01
Per diluted share	$.01	$.01

Cash received from exercise of stock options	$1,365	$471

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	3.3%	4.6%
Expected stock volatility	31.1%	35.9%
Dividend yield	.5%	.7%
Expected term (in years)	4.8	5.5

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three months ended December 31, 2007 and 2006 is presented in the following tables:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
December 31, 2007	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)
Outstanding at October 1, 2007	6,032	$15.80
Granted	742	35.11
Exercised	(117)	11.73
Forfeited/Expired	—	—
Outstanding at December 31, 2007	6,657	$18.02	5.84	$146,795
Vested and expected to vest at December 31, 2007	6,573	$17.87	5.80	$145,919

Exercisable at December 31, 2007	4,935	$13.95	4.75	$128,908

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
December 31, 2006	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)
Outstanding at October 1, 2006	5,619	$14.24
Granted	729	26.90
Exercised	(41)	11.65
Forfeited/Expired	—	—
Outstanding at December 31, 2006	6,307	$15.72	6.22	$55,175
Vested and expected to vest at December 31, 2006	6,239	$15.61	6.19	$55,304

Exercisable at December 31, 2006	4,591	$12.71	5.22	$53,977

The weighted-average fair value of options granted in the first quarter of fiscal 2008 was $10.81.  The weighted-average fair value of options granted in the first quarter of fiscal 2007 was $10.36.

The total intrinsic value of options exercised during the three months ended December 31, 2007 was $3.0 million. The total intrinsic value of options exercised during the three months ended December 31, 2006 was $0.5 million.

As of December 31, 2007, the unrecognized compensation cost related to the stock options was $16.6 million.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted for the three months ended December 31, 2007 and 2006 was $35.19 and $26.90, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s restricted stock awards as of December 31, 2007 and 2006, and changes during the three months then ended is presented below:

	Three months ended December 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at October 1,	240	$29.27	213	$29.57
Granted	22	35.19	27	26.90
Vested	(3)	16.01	—	—
Forfeited	—	—	—	—
Unvested at December 31,	259	$29.94	240	$29.27

As of December 31, 2007, there was $5.0 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

10.   Notes Payable and Long-term Debt

At December 31, 2007, the Company had the following unsecured long-term debt outstanding:

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2009	5.91%	$25,000,000
August 15, 2012	6.46%	75,000,000
August 15, 2014	6.56%	75,000,000
Senior credit facility:
December 18, 2011	5.20%-5.75%	310,000,000
		$485,000,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

The Company has an agreement with a multi-bank syndicate for a five-year, $400 million senior unsecured credit facility. While the Company has the option to borrow at the prime rate for maturities of less than 30 days, the Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over LIBOR. The Company pays a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company’s total debt to total capitalization. The LIBOR spread ranges from .30 percent to .45 percent depending on the ratios. At December 31, 2007, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Financial covenants in the facility require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00. The facility contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2007, the Company had two letters of credit totaling $20.9 million under the facility and had $310 million borrowed against the facility with $69.1 million left available to borrow. The advances bear interest ranging from 5.20 percent to 5.75 percent. Subsequent to December 31, 2007, the outstanding borrowings were reduced by $10 million.

The Company also has an agreement with a single bank for an unsecured line of credit for $5 million. Pricing on the line of credit is prime minus 1.75 percent. The covenants and other terms and conditions are similar to the aforementioned senior credit facility except that there is no commitment fee. At December 31, 2007, the Company had no outstanding borrowings against this line.

On November 8, 2007, the Company obtained letters of credit with a financial institution to secure importation bonds in Trinidad and Tobago associated with moving a rig into that country. At December 31, 2007, the letters of credit outstanding totaled approximately $3.1 million.

11.   Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2007 and 2006 was 36.6 percent and 37.0 percent, respectively. The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on October 1, 2007. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The net impact to the Company of the cumulative effect of adopting FIN 48 was a decrease of approximately $5.0 million in retained earnings.

At October 1, 2007, the Company’s liability for unrecognized tax benefits, after the adoption of FIN 48, was $4.6 million, of which $4.3 million represents tax benefits that, if recognized, would favorably impact the effective tax rate.  The Company’s liability for unrecognized tax benefits was $4.9 million at December 31, 2007.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the consolidated statements of income.  At October 1, 2007 and December 31, 2007, the Company had accrued interest and penalties of $2.0 million and $2.1 million, respectively.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2003 to 2007. Audits in foreign jurisdictions are generally complete through fiscal year 2001.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

12.   Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $70.1 million are outstanding at December 31, 2007.

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

13.   Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador and other South American countries. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its International Land operations into one reportable segment. The Company also has a Real Estate segment whose operations are conducted exclusively in the metropolitan area of Tulsa, Oklahoma. The key areas of operation include a shopping center and several multi-tenant warehouses. Each reportable segment is a strategic business unit which is managed separately. Other includes investments and corporate operations.

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

Segment operating income is a non-GAAP financial measure of the Company’s performance, as it excludes general and administrative expenses, corporate depreciation, income from asset sales and other corporate income and expense.

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

In the fourth quarter of fiscal 2007, the Company began mobilizing an offshore rig from the U.S. to an international location. Because an offshore rig requires different technology and marketing strategies, the chief operating decision-maker’s evaluation of performance and resource allocation for this rig is more appropriately aligned with the Offshore segment. Therefore the Company will continue to include the operations of this rig in the Offshore operating segment. Additionally, the Company determined that a management contract for a customer-owned platform rig located offshore in West Africa was more appropriately aligned with the Offshore segment for purposes of evaluating performance and resource allocation. Therefore, this management contract has been reclassified from the International segment to the Offshore segment in the first quarter of fiscal 2007. As a result, the International segment was renamed to International Land. Financial information for reportable segments for fiscal 2007 has been restated to reflect this change.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended December 31, 2007, and 2006, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
December 31, 2007
Contract Drilling:
U.S. Land	$347,644	$—	$347,644	$143,841
Offshore	27,281	—	27,281	4,114
International Land	78,602	—	78,602	21,156
	453,527	—	453,527	169,111
Real Estate	3,136	213	3,349	1,524
	456,663	213	456,876	170,635
Eliminations	—	(213)	(213)	—
Total	$456,663	$—	$456,663	$170,635

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income
December 31, 2006
Contract Drilling:
U.S. Land	$269,900	$—	$269,900	$118,408
Offshore	35,754	—	35,754	7,380
International Land	77,846	—	77,846	24,074
	383,500	—	383,500	149,862
Real Estate	2,899	198	3,097	1,467
	386,399	198	386,597	151,329
Eliminations	—	(198)	(198)	—
Total	$386,399	$—	$386,399	$151,329

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31
	2006	2007
	(in thousands)

Segment operating income	$170,635	$151,329
Gain from involuntary conversion of long-lived assets	4,810	—
Income from asset sales	842	486
Corporate general and administrative costs and corporate depreciation	(7,654)	(5,161)
Operating income	168,633	146,654

Other income (expense):
Interest and dividend income	1,115	1,244
Interest expense	(4,831)	(919)
Gain on sale of investment securities	130	26,337
Other	(616)	64
Total other income	(4,202)	26,726

Income before income taxes and equity in income of affiliate	$164,431	$173,380

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	December 31,	September 30,
	2007	2007
	(in thousands)
Total Assets
U.S. Land	$2,206,603	$2,073,015
Offshore	136,316	124,014
International Land	331,800	314,625
	2,674,719	2,511,654

Real Estate	30,548	30,351
Other	353,522	343,364
	$3,058,789	$2,885,369

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Operating revenues
United States	$377,552	$303,785
Venezuela	41,655	23,900
Ecuador	19,292	26,948
Other Foreign	18,164	31,766
Total	$456,663	$386,399

14. Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2007 and 2006 as to the Company-sponsored domestic defined benefit pension plan.

      Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Service cost	$—	$—
Interest cost	1,190	1,216
Expected return on plan assets	(1,458)	(1,281)
Recognized net actuarial loss	(3)	35
Net pension expense	$(271)	$(30)

      Plan Assets

      The weighted-average asset allocations for the pension plan by asset category follow:

At December 31,	2007	2006

Asset Category
Equity Securities	75.8%	76.5%
Debt Securities	20.4%	20.8%
Real Estate and Other	3.8%	2.7%
Total	100.0%	100.0%

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

      Employer Contributions

The Company does not anticipate that it will be required to fund the Pension Plan in fiscal 2008.  However, the Company expects to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributing $3.0 million in fiscal 2008.  Through December 31, 2007, the Company had contributed $1.5 million to the Pension Plan.

      Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $39,000 and $90,000 for the three months ended December 31, 2007 and 2006, respectively.

15. Risk Factors

The Company derives its revenue in Venezuela from Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The net receivable from PDVSA, as disclosed in the Company’s 2007 Annual Report on Form 10-K, was approximately $50 million at November 1, 2007.  At December 31, 2007, the net receivable from PDVSA was approximately $74 million.  As of February 1, 2008, the net receivable from PDVSA was approximately $53 million.  The Company continues to communicate with PDVSA regarding the settlement of the outstanding receivables and at this time, has no reason to believe the amounts will not be paid.

As disclosed in the Company’s 2007 Annual Report on Form 10-K, the Ecuadorian government was negotiating with the Company’s customers to resolve contract disputes created by a government decree that modified the original contracts for splitting profits on oil production.  The negotiations have resulted in some operators returning to the Ecuadorian market.  Currently, the Company has two rigs working in Ecuador and four rigs are idle.  Two of the four idle rigs have prospects but the Company does not expect those to contribute to earnings in the second quarter of fiscal 2008.  Two rigs that were in Ecuador are currently being transferred to Colombia with work expected to begin in the third quarter of fiscal 2008.

16. Gain Contingencies

In August 2007, the Company experienced a fire on U.S. Land Rig 178, a 1,500 horsepower FlexRig2, when the well it was drilling had a blowout.  There were no significant personal injuries although the drilling rig was lost.  The rig was insured at a value that approximated replacement cost.  At September 30, 2007, the net book value of the rig was removed from property, plant and equipment and a receivable from insurance was recorded, net of a $1.0 million insurance deductible expensed.  During the three months ended December 31, 2007, gross insurance proceeds of approximately $8.5 million were received and a gain of approximately $4.8 million was recorded.  The Company anticipates settling the insurance claim before the end of the second quarter of fiscal 2008 and expects to receive additional insurance proceeds of less than $0.5 million.

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The rig was insured at a value that approximated replacement cost.  Capital costs incurred in conjunction with rebuilding the rig were capitalized in fiscal 2007 and are being depreciated in accordance with the Company’s accounting policies.  Total insurance proceeds to date have totaled approximately $19.3 million with approximately $16.7 recorded as a gain from involuntary conversion of long-lived assets.  During the quarter ending December 31, 2007, no proceeds were received and no gain recorded.  The Company continues to work with insurance providers on claims.  Any future proceeds received will be recorded as gain from involuntary conversion of long-lived assets when received.  The Company expects to settle this claim in fiscal 2008 and estimates additional proceeds to range from $5 million to $10 million.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

17. Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on the Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on the Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not believe the adoption of these standards will have an effect on the Consolidated Financial Statements.

18. Subsequent Events

Subsequent to December 31, 2007, the Company sold available-for-sale securities resulting in a gain of approximately $5.5 million, $3.4 million after-tax.  Proceeds from the sale were approximately $7.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, including Venezuelan receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of business of the Company’s limited source vendors or fabricators, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  The Company’s risk factors are more fully described in the Company’s 2007 Annual Report on Form 10-K.  No material changes in the risk factors have occurred.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 vs. Three Months Ended December 31, 2006

The Company reported net income of $107.8 million ($1.02 per diluted share) from operating revenues of $456.7 million for the first quarter ended December 31, 2007, compared with net income of $110.8 million ($1.06 per diluted share) from operating revenues of $386.4 million for the first quarter of fiscal year 2007.   Net income for the first quarter of fiscal 2007 includes approximately $16.2 million ($0.15 per diluted share) of after-tax gains from the sale of available-for-sale securities.  Also included in net income for the first quarter of fiscal 2008 is approximately $3.1 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the three months ended December 31, 2007 and 2006.  The Offshore and International Land segments for the three months ended December 31, 2006 have been restated to reflect a change made to the reportable operating segments in the fourth fiscal quarter of 2007.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the consolidated condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

	Three Months Ended December 31,
	2007	2006
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$347,644	$269,900
Direct operating expenses	165,565	127,357
General and administrative expense	4,394	3,452
Depreciation	33,844	20,683
Segment operating income	$143,841	$118,408

Revenue days	13,887	10,548
Average rig revenue per day	$24,006	$24,231
Average rig expense per day	$10,895	$10,717
Average rig margin per day	$13,111	$13,514
Rig utilization	95%	98%

U.S. LAND segment operating income increased to $143.8 million for the first quarter of fiscal 2008 compared to $118.4 million in the same period of fiscal 2007.  Revenues were $347.6 million and $269.9 million in the first quarter of fiscal 2008 and 2007, respectively. Included in land revenues for both of the three months ended December 31, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $14.3 million. The $25.4 million increase in segment operating income was primarily the result of increased revenue days as a result of adding new rigs to the segment.

Average land rig revenue per day remained constant as land dayrates held steady.  Land rig utilization was 95 percent and 98 percent for the first quarter of fiscal 2008 and 2007, respectively.  Land rig activity days for the first quarter of fiscal 2008 were 13,887 compared with 10,548 for the same period of fiscal 2007, with an average of 150.9 and 114.7 rigs working during the first quarter of fiscal 2008 and 2007, respectively.  The increase in rig days and average rigs working is attributable to 43 new rigs entering the fleet since the first quarter of fiscal 2007.

In the first quarter of fiscal 2007, one idle rig was sold from the U.S. Land fleet.

	Three Months Ended December 31,
	2007	2006
OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$27,281	$35,754
Direct operating expenses	19,211	24,138
General and administrative expense	1,098	1,458
Depreciation	2,858	2,778
Segment operating income	$4,114	$7,380

Revenue days	460	588
Average rig revenue per day	$41,833	$38,824
Average rig expense per day	$27,160	$23,901
Average rig margin per day	$14,673	$14,923
Rig utilization	56%	71%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $2.9 million and $3.7 million for the three months ended December 31, 2007 and 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

Revenues, direct operating expenses, and segment operating income declined in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily as a result of decreased activity days.  The decrease in revenue days is due to two rigs working in the first quarter of fiscal 2007 that, during the first quarter of 2008, were preparing for work under new contracts.

At December 31, 2007, the Company had five of its nine platform rigs working. Two rigs have been contracted and are expected to begin operations during the second quarter of fiscal 2008.  Another rig is expected to begin operations in Trinidad during the third quarter of fiscal 2008.  The ninth rig is currently in the yard undergoing capital improvement and is expected to return to work with a contract in the second quarter of fiscal 2009.

	Three Months Ended December 31,
	2007	2006
INTERNATIONAL LAND OPERATIONS	in thousands, except days and per day amounts)
Revenues	$78,602	$77,846
Direct operating expenses	50,782	47,660
General and administrative expense	938	563
Depreciation	5,726	5,549
Segment operating income	$21,156	$24,074

Revenue days	1,981	2,366
Average rig revenue per day	$34,522	$27,690
Average rig expense per day	$20,353	$14,878
Average rig margin per day	$14,169	$12,812
Rig utilization	81%	96%

INTERNATIONAL LAND segment operating income for the first quarter of fiscal 2008 was $21.2 million, compared to $24.1 million in the same period of fiscal 2007.  Rig utilization for international land operations was 81 percent for the first quarter of fiscal 2008, compared with 96 percent for the first quarter of fiscal 2007.  During the current quarter, an average of 21.8 rigs worked compared to an average of 26.0 rigs in the first quarter of fiscal 2007. International land revenues were $78.6 million in the first quarter of fiscal 2008, compared with $77.8 million in the first quarter of fiscal 2007.  The increase in revenue is attributable to increased dayrates from contract renewals in Venezuela during the second quarter of fiscal 2007.  However, segment operating income decreased as rig utilization decreased while idle rigs continued to incur operating expenses and depreciation.  Included in international land revenues for the three months ended December 31, 2007 and 2006 are reimbursements for “out-of-pocket” expenses of $10.2 million and $12.2 million, respectively.

As disclosed in the Company’s 2007 Annual Report on Form 10-K, the Ecuadorian government was negotiating with the Company’s customers to resolve contract disputes created by a government decree that modified the original contracts for splitting profits on oil production.  The negotiations have resulted in some operators returning to the Ecuadorian market.  Currently, the Company has two rigs working in Ecuador and four rigs are idle.  Two of the four idle rigs have prospects but the Company does not expect those to contribute to earnings in the second quarter of fiscal 2008. Two rigs that were in Ecuador are currently being transferred from Ecuador to Colombia with work expected to begin in the third quarter of fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

OTHER

General and administrative expenses increased to $13.9 million in the first quarter of fiscal 2008 from $10.6 million in the first quarter of fiscal 2007.  The $3.3 million increase is primarily due to additions in employee count that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2007.

Interest expense was $4.8 million and $0.9 million in the first quarter of fiscal 2008 and 2007, respectively. Capitalized interest, all attributable to the Company’s rig construction, was $1.8 million and $2.5 million for the three months ended December 31, 2007 and 2006, respectively.  With advances on the credit facility, interest expense before capitalized interest increased $3.2 million during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Income from the sale of investment securities was $26.3 million, $16.1 million after-tax ($0.15 per diluted share) in the first quarter of fiscal 2007.  In the first quarter of fiscal 2008, income from the sale of investment securities had no effect on diluted earnings per share.

In the first quarter of fiscal 2008, the Company recorded a gain of approximately $4.8 million from involuntary conversion of long-lived assets as a result of insurance proceeds on Rig 178 that was lost in a well blowout fire in the fourth quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalent balances increased to $97.5 million at December 31, 2007 from $89.2 million at September 30, 2007. The following table provides a summary of cash flows for the three-month periods ended December 31 (in thousands):

Net Cash provided (used) by:

	2007	2006
Operating activities	$110,891	$137,818
Investing activities	(139,958)	(101,868)
Financing activities	37,359	3,285
Increase in cash and cash equivalents	$8,292	$39,235

Operating activities

Cash flows from operating activities decreased $26.9 million for the three months ended December 31, 2007 compared to the same period ended December 31, 2006.  This is primarily due to the net effect of a reduction in accounts payable in fiscal 2008 and gain on sale of investment securities in fiscal 2007.  The accounts payable decrease at December 31, 2007 is a result of reduced capital spending associated with the construction of FlexRigs.  In the first quarter of fiscal 2007, the Company had gains from investment securities of $26.2 million with no gains in the first quarter of fiscal 2008.

Investing activities

Capital expenditures decreased $37.6 million as the building of new FlexRigs is at a slower pace in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Proceeds from sales of investments, sales of assets and involuntary conversion of long-lived assets decreased $75.7 million.  This decrease is primarily due to the sale of available-for-sale securities and auction rate securities in the first quarter of fiscal 2007 that were used to help fund capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

Financing activities

In both periods, the Company’s net proceeds from long-term debt and notes payable totaled $40 million.  However, in the first quarter of fiscal 2007, the Company purchased treasury shares for $17.6 million and reduced bank overdraft positions of $14.9 million.

Other Liquidity

The Company’s operating cash requirements and estimated capital expenditures, including rig construction, for fiscal 2008 will be funded through current cash, cash provided from operating activities, funds available under the credit facilities and, if needed, sales of available-for-sale securities.  The Company’s indebtedness totaled $485 million at December 31, 2007, as described in Note 10 to the Consolidated Condensed Financial Statements.

Backlog

The Company’s contract drilling backlog, consisting of executed contracts with original terms in excess of one year, as of February 1, 2008 and October 31, 2007 was $2.037 billion and $1.969 billion, respectively.  Approximately 67.8 percent of the February 1, 2008 backlog is not reasonably expected to be filled in fiscal 2008.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators.  Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Fixed Term Contract Risk”, “Limited Number of Vendors”, “Thinly Capitalized Vendors” and “Operating and Weather Risks” under Item “1A.  Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2007.

The following table sets forth the total backlog by reportable segment as of February 1, 2008 and October 31, 2007, and the percentage of the February 1, 2008 backlog not reasonably expected to be filled in fiscal 2008:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	02/01/2008	10/31/2007	Expected to be Filled in Fiscal 2008
	(in billions)

Land	$1.782	$1.696	66.5%
Offshore	.228	.234	85.9%
International	.027	.039	0.0%
	$2.037	$1.969

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

Capital Resources

During the three months ended December 31, 2007, the Company committed to build six new FlexRigs.  Subsequent to December 31, 2007, the Company announced contracts had been signed for an additional four rigs to be built.  Additionally, the Company has letters of intent for seven new rigs for work in Latin America.  These 17, along with the 77 rigs announced in fiscal years 2005, 2006 and 2007 brings the Company’s commitment to a total of 94 new FlexRigs.  The drilling services are performed on a daywork contract basis.  Through December 31, 2007, 77 rigs were completed for delivery, and 75 of the 77 rigs began field operations by December 31, 2007.  The remaining rigs are expected to be completed by the end of calendar 2008.

Capital expenditures were $149.8 million and $187.5 million for the first three months of fiscal 2008 and 2007, respectively.  Capital expenditures decreased from 2007 primarily due to the Company’s current construction program of new FlexRigs being at a reduced pace than the previous year as rigs committed to build were completed.

The Company anticipates capital expenditures to be approximately $620 million for fiscal 2008, including construction of new FlexRigs.

There were no other significant changes in the Company’s financial position since September 30, 2007.

MATERIAL COMMITMENTS

Material commitments as reported in the Company’s 2007 Annual Report on Form 10-K have not changed significantly with the exception of obligations that have been recorded for uncertain tax positions upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of October 1, 2007.  Upon adoption of FIN 48 at October 1, 2007, the Company recorded $5.3 million of obligations for uncertain tax positions and related interest and penalties.  At December 31, 2007, the Company had $7.0 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies that are “critical” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2007 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of FIN 48, on October 1, 2007.  The adoption of FIN 48 resulted in an increase in the Company’s liability for unrecognized tax benefits of $3.3 million and accrued penalties and interest of $2.0 million.  The total $5.0 million, net of deferred taxes of $0.3 million, was accounted for as a decrease to the September 30, 2007 retained earnings balance.  See Note 11 to the Company’s consolidated condensed financial statements for additional information and related disclosures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2007

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on the Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on the Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not believe the adoption of these standards will have an effect on the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

December 31, 2007

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2007;

•                  Note 10 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
10.1	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by Company on December 6, 2007).
10.2

First Amendment to First Amended and Restated Credit Agreement dated December 17, 2007, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 18, 2007).

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

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 6, 2008	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: February 6, 2008	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
10.1	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by Company on December 6, 2007).
10.2

First Amendment to First Amended and Restated Credit Agreement dated December 17, 2007, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 18, 2007).

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