Form 10-Q
period 2008-03-31
HELMERICH & PAYNE INC
filed 2008-05-06
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

CLASS	OUTSTANDING AT April 30, 2008
Common Stock, $0.10 par value	104,328,568

Total Number of Pages - 33

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,736	$89,215
Accounts receivable, less reserve of $3,641 at March 31, 2008 and $2,957 at September 30, 2007	361,253	339,819
Inventories	33,499	29,145
Deferred income tax	17,534	11,559
Prepaid expenses and other	40,963	29,226
Total current assets	543,985	498,964

Investments	205,660	223,360
Property, plant and equipment, net	2,395,862	2,152,616
Other assets	10,611	10,429

Total assets	$3,156,118	$2,885,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,865	$124,556
Accrued liabilities	100,131	102,056
Total current liabilities	210,996	226,612

Noncurrent liabilities:
Long-term notes payable	480,000	445,000
Deferred income taxes	404,534	363,534
Other	46,508	34,707
Total noncurrent liabilities	931,042	843,241

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	152,040	143,146
Retained earnings	1,841,218	1,645,766
Accumulated other comprehensive income	58,695	75,885
Treasury stock, at cost	(48,579)	(59,987)
Total shareholders’ equity	2,014,080	1,815,516

Total liabilities and shareholders’ equity	$3,156,118	$2,885,369

The accompanying notes are an integral part of these statements.

 HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Operating revenues:
Drilling – U.S. Land	$365,263	$269,145	$712,907	$539,045
Drilling – Offshore	29,789	28,703	57,070	64,457
Drilling – International Land	75,757	71,950	154,359	149,796
Real Estate	2,835	2,738	5,971	5,637
	473,644	372,536	930,307	758,935

Operating costs and other:
Operating costs, excluding depreciation	253,958	199,456	489,753	398,923
Depreciation	51,872	32,952	95,856	63,103
General and administrative	14,090	13,350	27,993	23,963
Gain from involuntary conversion of long-lived assets	—	(5,170)	(4,810)	(5,170)
Income from asset sales	(1,946)	(32,336)	(2,788)	(32,822)
	317,974	208,252	606,004	447,997

Operating income	155,670	164,284	324,303	310,938

Other income (expense):
Interest and dividend income	1,220	1,034	2,335	2,278
Interest expense	(4,773)	(1,913)	(9,604)	(2,832)
Gain on sale of investment securities	5,476	177	5,606	26,514
Other	180	66	(436)	130
	2,103	(636)	(2,099)	26,090

Income before income taxes and equity in income of affiliate	157,773	163,648	322,204	337,028

Income tax provision	58,784	59,338	118,930	123,436
Equity in income of affiliate net of income taxes	3,065	2,551	6,610	4,055

NET INCOME	$102,054	$106,861	$209,884	$217,647

Earnings per common share:
Basic	$.98	$1.04	$2.02	$2.11
Diluted	$.96	$1.02	$1.98	$2.08

Weighted average shares outstanding:
Basic	103,883	103,239	103,695	103,276
Diluted	106,090	104,832	105,740	104,841

Dividends declared per common share	$0.0450	$0.0450	$0.0900	$0.0900

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$209,884	$217,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,856	63,103
Provision for bad debt	688	99
Equity in income of affiliate before income taxes	(10,662)	(6,540)
Stock-based compensation	3,712	3,560
Gain on sale of investment securities	(5,476)	(26,376)
Gain from involuntary conversion of long-lived assets	(4,810)	(5,170)
Income from sale of assets	(2,788)	(32,822)
Deferred income tax expense	42,029	27,354
Change in assets and liabilities-
Accounts receivable	(25,809)	(21,115)
Inventories	(4,354)	140
Prepaid expenses and other	(11,919)	(18,566)
Accounts payable	(31,994)	34,920
Accrued liabilities	(1,195)	8,792
Deferred income taxes	4,244	2,416
Other noncurrent liabilities	5,849	(1,577)

Net cash provided by operating activities	263,255	245,865

INVESTING ACTIVITIES:
Capital expenditures	(321,711)	(433,900)
Insurance proceeds from involuntary conversion	8,500	5,170
Proceeds from sale of investments	7,769	84,812
Proceeds from asset sales	3,668	37,947
Other	—	214
Net cash used in investing activities	(301,774)	(305,757)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(17,621)
Decrease in notes payable	—	(3,721)
Proceeds from line of credit	1,710,000	305,000
Payments on line of credit	(1,675,000)	(150,000)
Decrease in bank overdraft	—	(10,195)
Dividends paid	(9,354)	(9,311)
Proceeds from exercise of stock options	8,284	872
Excess tax benefit from stock-based compensation	6,110	155
Net cash provided by financing activities	40,040	115,179

Net increase in cash and cash equivalents	1,521	55,287
Cash and cash equivalents, beginning of period	89,215	33,853
Cash and cash equivalents, end of period	$90,736	$89,140

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2008

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2007	107,058	$10,706	$143,146	$1,645,766	$75,885	3,573	$(59,987)	$1,815,516

Adjustment to initially apply FASB Interpretation No. 48				(5,048)				(5,048)

Comprehensive Income:
Net income				209,884				209,884
Other comprehensive income, Unrealized losses on available-for-sale securities (net of $8,402 income tax), net of realized gains included in net income of $3,476					(17,186)			(17,186)

Amortization of net periodic benefit costs-net actuarial gain (net of $2 income tax)					(4)			(4)
Total comprehensive income								192,694

Capital adjustment of equity investee			1,441					1,441
Cash dividends ($0.090 per share)				(9,384)				(9,384)
Exercise of stock options			(3,068)			(677)	11,352	8,284
Tax benefit of stock-based awards, including excess tax benefits of $6,110			6,865					6,865
Treasury stock issued for vested restricted stock			(56)			(3)	56	—
Stock-based compensation			3,712					3,712

Balance, March 31, 2008	107,058	$10,706	$152,040	$1,841,218	$58,695	2,893	$(48,579)	$2,014,080

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

Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to current year presentation.  Specifically, fiscal year 2007 operating revenues for Drilling-Offshore and for Drilling-International Land have been restated to reflect a reclassification between those two segments.

2.              Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Basic weighted average shares	103,883	103,239	103,695	103,276
Effect of dilutive shares:
Stock options and restricted stock	2,207	1,593	2,045	1,565
Diluted weighted average shares	106,090	104,832	105,740	104,841

For the three and six months ended March 31, 2008, options to purchase 710,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

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

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity Securities 03/31/08	$9,035	$89,927	$—	$98,962
Equity Securities 09/30/07	$11,329	$117,646	$—	$128,975

The investment in the limited partnership carried at cost was $12.4 million at March 31, 2008 and September 30, 2007.  The estimated fair value of the investments carried at cost was $20.2 million and $22.3 million at March 31, 2008 and September 30, 2007, respectively.  The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.1 million at March 31, 2008 and $7.8 million at September 30, 2007.  The recorded amounts for investments accounted for under the equity method are $87.2 million and $74.2 million at March 31, 2008 and September 30, 2007, respectively.  During the six months ended March 31, 2008, the Company increased the equity investment $2.3 million ($1.4 million, net of tax) to account for capital transactions of the equity investee.

5.            Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Income	$102,054	$106,861	$209,884	$217,647
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	(13,719)	10,402	(22,112)	10,550
Income taxes	5,213	(3,952)	8,402	(4,008)
	(8,506)	6,450	(13,710)	6,542
Reclassification of realized gains in net income	(5,476)	(177)	(5,606)	(26,514)
Income taxes	2,081	67	2,130	10,075
	(3,395)	(110)	(3,476)	(16,439)
Minimum pension liability adjustments	(3)	—	(6)	—
Income taxes	1	—	2	—
	(2)	—	(4)	—

Total comprehensive income	$90,151	$113,201	$192,694	$207,750

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	March 31,	September 30,
	2008	2007
Unrealized appreciation on securities, net	$55,755	$72,941
Minimum pension liability	2,940	2,944
Accumulated other comprehensive income	$58,695	$75,885

6.              Financial Instruments

During the six months ended March 31, 2007, the Company liquidated its position in auction rate securities with no realized gains or losses.  The proceeds of $48.3 million were included in the sale of investments under investing activities on the Consolidated Condensed Statements of Cash Flows.  There were no purchases or sales of auction rate securities in the six months ended March 31, 2008.

7.              Cash Dividends

The $0.045 cash dividend declared December 4, 2007, was paid March 3, 2008. On March 5, 2008, a cash dividend of $0.045 per share was declared for shareholders of record on May 15, 2008, payable June 2, 2008.

8.              Stock-Based Compensation

The Company has one plan providing for common-stock based awards to employees and to non-employee Directors.  The plan permits the granting of various types of awards including stock options and restricted stock awards.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  Vesting requirements are determined by the Human Resources Committee of the Company’s Board of Directors.  Readers should refer to Note 5 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional information related to stock-based compensation.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended March 31, 2007, the Company repurchased 681,900 shares of its common stock at an aggregate cost of $15.9 million.  The Company has not repurchased any common stock during fiscal 2008 but may repurchase additional shares if the share price is favorable.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Compensation expense
Stock options	$1,468	$1,382	$3,165	$2,890
Restricted stock	185	343	547	670
	$1,653	$1,725	$3,712	$3,560

After-tax stock based compensation	$1,025	$1,069	$2,302	$2,207

Per basic share	$.01	$.01	$.02	$.02
Per diluted share	$.01	$.01	$.02	$.02

Cash received from exercise of stock options	$6,919	$401	$8,284	$872

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2008 and 2007:

	2008	2007

Risk-free interest rate	3.3%	4.6%
Expected stock volatility	31.1%	35.9%
Dividend yield	.5%	.7%
Expected term (in years)	4.8	5.5

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury securities for the expected term of the option.

Expected Volatility Rate.  Expected volatility is based on the daily closing price of the Company’s stock based upon historical experience over a period which approximates the expected term of the option.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three months ended March 31, 2008 and 2007 is presented in the following tables:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
March 31, 2008	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at January 1, 2008	6,657	$18.02
Granted	—	—
Exercised	(560)	12.36
Forfeited/Expired	(77)	26.42
Outstanding at March 31, 2008	6,020	$18.44	5.70	$171,134
Vested and expected to vest at March 31, 2008	5,988	$18.37	5.68	$170,686

Exercisable at March 31, 2008	4,375	$14.16	4.56	$143,135

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
March 31, 2007	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at January 1, 2007	6,307	$15.72
Granted	2	27.45
Exercised	(33)	12.02
Forfeited/Expired	(5)	28.90
Outstanding at March 31, 2007	6,271	$15.74	5.98	$91,551
Vested and expected to vest at March 31, 2007	6,208	$15.63	5.95	$91,322

Exercisable at March 31, 2007	4,560	$12.73	4.98	$80,304

A summary of stock option activity under the Plan for the six months ended March 31, 2008 and 2007 is presented in the following table:

	Six months ended March 31,
	2008		2007
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	(in	Exercise	(in	Exercise
	thousands)	Price	thousands)	Price

Outstanding at October 1,	6,032	$15.80	5,619	$14.24
Granted	742	35.11	731	26.90
Exercised	(677)	12.25	(74)	10.62
Forfeited/Expired	(77)	26.42	(5)	28.90
Outstanding at March 31,	6,020	$18.44	6,271	$15.72

The weighted-average fair value of options granted in the first quarter of fiscal 2008 was $10.81.  No options were granted in the second quarter of fiscal 2008.  The weighted-average fair value of options granted in the first quarter of fiscal 2007 was $10.36 and the weighted-average fair value of options granted in the second quarter of fiscal 2007 was $9.11.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The total intrinsic value of options exercised during the three and six months ended March 31, 2008 was $17.3 and $20.2 million respectively. The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $0.5 million and $1.0 million, respectively.

As of March 31, 2008, the unrecognized compensation cost related to the stock options was $14.9 million.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.  The weighted-average grant-date fair value of shares granted for the six months ended March 31, 2008 and 2007 was $35.19 and $26.90, respectively.

A summary of the status of the Company’s restricted stock awards as of March 31, 2008 and 2007, and changes during the six months then ended is presented below:

	Six months ended March 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at October 1,	240	$29.27	213	$29.57
Granted	22	35.19	27	26.90
Vested	(3)	16.01	—	—
Forfeited	(14)	30.24	—	—
Unvested at March 31,	245	$29.92	240	$29.27

As of March 31, 2008, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

9.              Notes Payable and Long-term Debt

At March 31, 2008, the Company had the following unsecured long-term debt outstanding:

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2009	5.91%	$25,000,000
August 15, 2012	6.46%	75,000,000
August 15, 2014	6.56%	75,000,000
Senior credit facility:
December 18, 2011	2.95%-3.44%	305,000,000
		$480,000,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility which matures December 2011.  While the Company has the option to borrow at the prime rate for maturities of less than 30 days, the Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over LIBOR.  The Company pays a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company’s total debt to total capitalization.  The LIBOR spread ranges from .30 percent to ..45 percent depending on the ratios.  At March 31, 2008, the LIBOR spread on borrowings was .35 percent and the commitment fee was ..075 percent per annum.

Financial covenants in the facility require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The facility contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2008, the Company had three letters of credit totaling $25.9 million under the facility and had $305 million borrowed against the facility with $69.1 million available to borrow. The advances bear interest ranging from 2.95 percent to 3.44 percent.

The Company also has an agreement with a single bank for an unsecured line of credit for $5 million.  Pricing on the line of credit is prime minus 1.75 percent.  The covenants and other terms and conditions are similar to the aforementioned senior credit facility except that there is no commitment fee.  At March 31, 2008, the Company had no outstanding borrowings against this line.

The Company maintains a $5 million unsecured credit facility with a financial institution which it uses to issue letters of credit in order to obtain surety bonds for its international operations.  At March 31, 2008, the letters of credit outstanding totaled $4.4 million.

10.       Income Taxes

The Company’s effective tax rate for the first six months of fiscal 2008 and 2007 was 36.9 percent and 36.6 percent, respectively.  The effective tax rate for the three months ended March 31, 2008 and 2007 was 37.3 percent and 36.3 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on October 1, 2007. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions.  FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized.  The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information.  The second step is to measure a tax position that meets the more-likely-than-not threshold.  The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, that is greater than 50 percent likely of being realized upon ultimate settlement.  The cumulative effect of initially applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The net impact to the Company of the cumulative effect of adopting FIN 48 was a decrease of approximately $5.0 million in retained earnings.

At October 1, 2007, the Company’s liability for unrecognized tax benefits, after the adoption of FIN 48, was $4.6 million, of which $4.3 million represents tax benefits that, if recognized, would favorably impact the effective tax rate.  Unrecognized tax benefits increased to $5.1 million at March 31, 2008, mainly due to increases occurring in the first six months related to tax positions taken during the current year.  Included in this balance is $4.8 million which, if recognized, would affect our effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the consolidated statements of income.  At October 1, 2007 and March 31, 2008, the Company had accrued interest and penalties of $2.0 million.

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

11.       Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $131.1 million are outstanding at March 31, 2008.

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

In the fourth quarter of fiscal 2007, the Company began mobilizing an offshore rig from the U.S. to an international location.  Because an offshore rig requires different technology and marketing strategies, the chief operating decision-maker’s evaluation of performance and resource allocation for this rig is more appropriately aligned with the Offshore segment.  Therefore the Company will continue to include the operations of this rig in the Offshore operating segment. Additionally, the Company determined that a management contract for a customer-owned platform rig located offshore in West Africa was more appropriately aligned with the Offshore segment for purposes of evaluating performance and resource allocation.  Therefore, this management contract has been reclassified from the International segment to the Offshore segment for the quarter and year-to-date periods ending March 31, 2007.  As a result, the International segment was renamed to International Land. Financial information for reportable segments for fiscal 2007 has been restated to reflect this change.

Summarized financial information of the Company’s reportable segments for the six months ended March 31, 2008, and 2007, is shown in the following tables:

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2008
Contract Drilling:
U.S. Land	$712,907	$—	$712,907	$287,581
Offshore	57,070	—	57,070	7,717
International Land	154,359	—	154,359	33,908
	924,336	—	924,336	329,206
Real Estate	5,971	437	6,408	2,825
	930,307	437	930,744	332,031
Eliminations	—	(437)	(437)	—
Total	$930,307	$—	$930,307	$332,031

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2007
Contract Drilling:
U.S. Land	$539,045	$—	$539,045	$228,190
Offshore	64,457	—	64,457	11,185
International Land	149,796	—	149,796	43,948
	753,298	—	753,298	283,323
Real Estate	5,637	405	6,042	2,428
	758,935	405	759,340	285,751
Eliminations	—	(405)	(405)	—
Total	$758,935	$—	$758,935	$285,751

Summarized financial information of the Company’s reportable segments for the three months ended March 31, 2008, and 2007, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2008
Contract Drilling:
U.S. Land	$365,263	$—	$365,263	$143,740
Offshore	29,789	—	29,789	3,603
International Land	75,757	—	75,757	12,752
	470,809	—	470,809	160,095
Real Estate	2,835	224	3,059	1,301
	473,644	224	473,868	161,396
Eliminations	—	(224)	(224)	—
Total	$473,644	$—	$473,644	$161,396

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2007
Contract Drilling:
U.S. Land	$269,145	$—	$269,145	$109,782
Offshore	28,703	—	28,703	3,805
International Land	71,950	—	71,950	19,874
	369,798	—	369,798	133,461
Real Estate	2,738	207	2,738	961
	372,536	207	372,536	134,422
Eliminations	—	(207)	(207)	—
Total	$372,536	$—	$372,536	$134,422

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)

Segment operating income	$161,396	$134,422	$332,031	$285,751
Gain from involuntary conversion of long-lived assets	—	5,170	4,810	5,170
Income from asset sales	1,946	32,336	2,788	32,822
Corporate general and administrative costs and corporate depreciation	(7,672)	(7,644)	(15,326)	(12,805)
Operating income	155,670	164,284	324,303	310,938

Other income (expense):
Interest and dividend income	1,220	1,034	2,335	2,278
Interest expense	(4,773)	(1,913)	(9,604)	(2,832)
Gain on sale of investment securities	5,476	177	5,606	26,514
Other	180	66	(436)	130
Total other income (expense)	2,103	(636)	(2,099)	26,090

Income before income taxes and equity in income of affiliate	$157,773	$163,648	$322,204	$337,028

	March 31,	September 30,
	2008	2007
	(in thousands)
Total Assets
U.S. Land	$2,307,092	$2,073,015
Offshore	154,895	124,014
International Land	335,124	314,625
	2,797,111	2,511,654

Real Estate	29,823	30,351
Other	329,184	343,364
	$3,156,118	$2,885,369

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Operating revenues
United States	$396,899	$295,945	$774,451	$599,730
Venezuela	38,050	22,832	79,705	46,732
Ecuador	14,225	25,597	33,517	52,545
Other Foreign	24,470	28,162	42,634	59,928
Total	$473,644	$372,536	$930,307	$758,935

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.     Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2008 and 2007 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)

Service Cost	$—	$—	$—	$—
Interest Cost	1,189	1,216	2,379	2,432
Expected return on plan assets	(1,458)	(1,281)	(2,916)	(2,562)
Recognized net actuarial loss	(3)	35	(6)	70
Net pension expense	$(272)	$(30)	$(543)	$(60)

Plan Assets

The weighted-average asset allocations for the pension plan by asset category follow:

At March 31,	2008	2007

Asset Category
Equity Securities	75.7%	77.2%
Debt Securities	22.9%	20.5%
Real Estate and Other	1.4%	2.3%
Total	100.0%	100.0%

Employer Contributions

The Company does not anticipate that it will be required to fund the Pension Plan in fiscal 2008.  However, the Company expects to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributing $3.0 million in fiscal 2008.  Through March 31, 2008, the Company had contributed $1.5 million to the Pension Plan.  Subsequent to March 31, 2008, the Company contributed an additional $750,000 to the Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $92,000 and $67,000 for the three months ended March 31, 2008 and 2007, respectively.  Pension expense was approximately $131,000 and $157,000 for the six months ended March 31, 2008 and 2007, respectively.

14.     Risk Factors

The Company derives its revenue in Venezuela from Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte (Bsf) receivable and Bsf cash balances.

The net receivable from PDVSA, as disclosed in the Company’s 2007 Annual Report on Form 10-K, was approximately $50 million at November 1, 2007.  At March 31, 2008, the net receivable from PDVSA was approximately $54 million.  As of May 1, 2008, the net receivable from PDVSA was approximately $59 million.  The Company continues to communicate with PDVSA regarding the settlement of the outstanding receivables and at this time, has no reason to believe the amounts will not be paid.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company continues the application process with the Venezuelan government requesting the approval to convert bolivar fuerte cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company’s Venezuelan subsidiary will remit approximately $8.3 million as a dividend to its U.S. based parent and repatriate additional paid-in capital of approximately $23 million.

While the Company has been successful in obtaining government approval for conversion of bolivare fuerte to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted.  In the event that conversion to U.S. dollars would be prohibited, then bolivar fuerte cash balances would increase and expose the Company to increased risk of devaluation.

Past devaluation losses may not be reflective of the potential for future devaluation losses.  Even though Venezuela continues to operate under the exchange controls in place and the Venezuelan bolivar fuerte exchange rate has remained fixed at Bfs 2.150 to one U.S. dollar since the devaluation in March 2005, the exact amount and timing of devaluation is uncertain.  At May 1, 2008, the Company had the equivalent of $36 million in cash in Bsf’s exposed to the risk of currency devaluation.

While the Company is unable to predict future devaluation in Venezuela, if current activity levels continue and if a 10 percent to 20 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $5.3 million to $9.6 million.

As disclosed in the Company’s 2007 Annual Report on Form 10-K, the Ecuadorian government was negotiating with the Company’s customers to resolve contract disputes created by a government decree that modified the original contracts for splitting profits on oil production.  The negotiations have resulted in some operators returning to the Ecuadorian market.  Currently, the Company has two rigs working in Ecuador and four rigs are idle.  One of the four idle rigs has a contract and is expected to return to work during the third quarter of fiscal 2008. Two rigs that were in Ecuador have been transferred from Ecuador to Colombia with work expected to begin in the third quarter of fiscal 2008.

15.     Gain Contingencies

In August 2007, the Company experienced a fire on U.S. Land Rig 178, a 1,500 horsepower FlexRig2, when the well it was drilling had a blowout.  There were no significant personal injuries although the drilling rig was lost.  The rig was insured at a value that approximated replacement cost.  At September 30, 2007, the net book value of the rig was removed from property, plant and equipment and a receivable from insurance was recorded, net of a $1.0 million insurance deductible expensed.  During the six months ended March 31, 2008, gross insurance proceeds of approximately $8.5 million were received and a gain of approximately $4.8 million was recorded.  The Company anticipates settling the insurance claim in fiscal 2008 and expects to receive additional insurance proceeds of less than $0.5 million.

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The rig was insured at a value that approximated replacement cost.  Capital costs incurred in conjunction with rebuilding the rig were capitalized in fiscal 2007 and are being depreciated in accordance with the Company’s accounting policies.  Insurance proceeds received through September 30, 2007 totaled approximately $19.3 million with approximately $16.7 recorded as a gain from involuntary conversion of long-lived assets.  During the six months ending March 31, 2008, no proceeds were received and no gain recorded.  The Company continues to work with insurance providers on claims.  Any future proceeds received will be recorded as gain from involuntary conversion of long-lived assets when received.  The Company expects to settle this claim in fiscal 2008 and estimates additional proceeds to range from $5 million to $10 million.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

16.  Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”)issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will be applied prospectively to business combinations occurring after the effective date.  Earlier application is prohibited.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 but does not expect its adoption to have a significant impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating whether the elective provisions of SFAS No. 159 will be adopted.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP).  The FSP amends SFAS No. 157, Fair Value Measurements, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating SFAS No. 157 and FAS 157-2 to determine the impact, if any, on the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

The Company reported net income of $102.1 million ($0.96 per diluted share) from operating revenues of $473.6 million for the second quarter ended March 31, 2008, compared with net income of $106.9 million ($1.02 per diluted share) from operating revenues of $372.5 million for the second quarter of fiscal year 2007.   Net income for the second quarter of fiscal 2008 includes approximately $3.3 million ($0.03 per diluted share) of after-tax gains from the sale of available-for-sale securities and approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sales of assets.  Net income for the second quarter of fiscal 2007 includes approximately $20.5 million ($0.20 per diluted share) of after-tax gains from the sale of assets and approximately $3.3 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the three months ended March 31, 2008 and 2007.  The Offshore and International Land segments for the three and six months ended March 31, 2007 have been restated to reflect a change made to the reportable operating segments in the fourth fiscal quarter of 2007.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the consolidated condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

	Three Months Ended March 31,
	2008	2007
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$365,263	$269,145
Direct operating expenses	181,757	132,399
General and administrative expense	4,257	3,151
Depreciation	35,509	23,813
Segment operating income	$143,740	$109,782

Revenue days	14,272	11,156
Average rig revenue per day	$24,415	$23,032
Average rig expense per day	$11,557	$10,774
Average rig margin per day	$12,858	$12,258
Rig utilization	94%	97%

U.S. LAND segment operating income increased to $143.7 million for the second quarter of fiscal 2008 compared to $109.8 million in the same period of fiscal 2007.  Revenues were $365.3 million and $269.1 million in the second quarter of fiscal 2008 and 2007, respectively. Included in U.S. land revenues for the three months ended March 31, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $16.8 million and $12.2 million, respectively. The $33.9 million increase in segment operating income was primarily the result of increased revenue days as a result of adding new rigs to the segment.

Average U.S. land rig margin per day increased 4.9 percent for the comparable quarters.  U.S. land rig utilization was 94 percent and 97 percent for the second quarter of fiscal 2008 and 2007, respectively.  U.S. land rig activity days for the second quarter of fiscal 2008 were 14,272 compared with 11,156 for the same period of fiscal 2007, with an average of 156.8 and 124.0 rigs working during the second quarter of fiscal 2008 and 2007, respectively.  The increase in rig days and average rigs working is attributable to 34 new rigs entering the fleet since the end of the second quarter of fiscal 2007.

	Three Months Ended March 31,
	2008	2007
OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$29,789	$28,703
Direct operating expenses	21,918	20,709
General and administrative expense	1,114	1,500
Depreciation	3,154	2,689
Segment operating income	$3,603	$3,805

Revenue days	514	522
Average rig revenue per day	$41,209	$29,603
Average rig expense per day	$29,144	$19,885
Average rig margin per day	$12,065	$9,718
Rig utilization	65%	64%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $3.3 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

Segment operating income declined in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily as a result of increased depreciation associated with capital improvements to the rig fleet.

Although there was a decrease in revenue days due to two rigs working in the second quarter of fiscal 2007 that, during the second quarter of 2008, were preparing for work under new contracts, average rig margin increased 24 percent for the comparable quarters.  The increase is due to one rig that completed a contract at the beginning of the second quarter of fiscal 2007 working the entire second quarter of fiscal 2008. Additionally, another rig earned a full dayrate in the second quarter of fiscal 2008 compared to a lower standby rate in the second quarter of fiscal 2007.

At March 31, 2008, the Company had six of its nine platform rigs working. One rig is contracted and began operations during the third quarter of fiscal 2008.  Another rig began operations in Trinidad during the third quarter of fiscal 2008.  The ninth rig is currently in the yard undergoing capital improvement and is expected to return to work with a contract in the second quarter of fiscal 2009.

	Three Months Ended March 31,
	2008	2007
INTERNATIONAL LAND OPERATIONS	in thousands, except days and per day amounts)
Revenues	$75,757	$71,950
Direct operating expenses	50,129	45,704
General and administrative expense	1,300	1,031
Depreciation	11,576	5,341
Segment operating income	$12,752	$19,874

Revenue days	1,795	2,262
Average rig revenue per day	$39,695	$27,001
Average rig expense per day	$25,299	$15,722
Average rig margin per day	$14,396	$11,279
Rig utilization	73%	93%

INTERNATIONAL LAND segment operating income for the second quarter of fiscal 2008 was $12.8 million, compared to $19.9 million in the same period of fiscal 2007.  Rig utilization for international land operations was 73 percent for the second quarter of fiscal 2008, compared with 93 percent for the second quarter of fiscal 2007.  During the current quarter, an average of 19.7 rigs worked compared to an average of 25.1 rigs in the second quarter of fiscal 2007. International land revenues were $75.8 million in the second quarter of fiscal 2008, compared with $72.0 million in the second quarter of fiscal 2007.  The increase in revenue is attributable to increased dayrates from contract renewals, primarily in Venezuela, during the second quarter of fiscal 2007. Second quarter average rig expense per day for fiscal 2008 increased 61 percent from the second quarter of fiscal 2007, primarily from labor cost increases in international markets that were linked to increased dayrates. Additionally, rig utilization decreased and segment operating income decreased as idle rigs continued to incur operating expenses and depreciation.  Depreciation and operating income for the quarter ended March 31, 2008 were negatively impacted by an adjustment of approximately $5.9 million, related to prior years’ depreciation.  Included in international land revenues for the three months ended March 31, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $4.5 million and $10.8 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

As disclosed in the Company’s 2007 Annual Report on Form 10-K, the Ecuadorian government was negotiating with the Company’s customers to resolve contract disputes created by a government decree that modified the original contracts for splitting profits on oil production.  The negotiations have resulted in some operators returning to the Ecuadorian market.  Currently, the Company has two rigs working in Ecuador and four rigs are idle.  One of the four idle rigs has a contract and is expected to return to work during the third quarter of fiscal 2008. Two rigs that were in Ecuador are currently being transferred from Ecuador to Colombia with work expected to begin in the third quarter of fiscal 2008.

OTHER

General and administrative expenses increased to $14.1 million in the second quarter of fiscal 2008 from $13.4 million in the second quarter of fiscal 2007.  The $0.7 million increase is primarily due to additions in employee count that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2007.

Interest expense was $4.8 million and $1.9 million in the second quarter of fiscal 2008 and 2007, respectively. Capitalized interest, all attributable to the Company’s rig construction, was $1.2 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively.  With advances on the credit facility, interest expense before capitalized interest increased $1.5 million during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Income from the sale of investment securities was $5.5 million, $3.3 million after-tax ($0.03 per diluted share) in the second quarter of fiscal 2008.  In the second quarter of fiscal 2007, income from the sale of investment securities had no effect on diluted earnings per share.

Six Months Ended March 31, 2008 vs. Six Months Ended March 31, 2007

The Company reported net income of $209.9 million ($1.98 per diluted share) from operating revenues of $930.3 million for the six months ended March 31, 2008, compared with net income of $217.6 million ($2.08 per diluted share) from operating revenues of $758.9 million for the first six months of fiscal year 2007.  Net income for the first six months of fiscal 2008 includes $3.4 million ($0.03 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale of securities in the six months ending March 31, 2008 were used to fund capital expenditures.  Net income for the first six months of fiscal 2007 includes $16.3 million ($0.15 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale were used to repurchase 681,900 shares of Company common stock for approximately $15.9 million in October 2006 and funding capital expenditures.  Also included in net income are after-tax gains from the sale of assets of approximately $1.8 million ($0.01 per diluted share) for the six months ended March 31, 2008, compared to approximately $20.8 million ($0.21 per diluted share) for the six months ended March 31, 2007.  Also included in net income for fiscal 2008 is approximately $3.1 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets compared to approximately $3.3 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets in fiscal 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

The following tables summarize operations by business segment for the six months ended March 31, 2008 and 2007.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the financial statements.

	Six Months Ended March 31,
	2008	2007
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$712,907	$539,045
Direct operating expenses	347,322	259,756
General and administrative expense	8,651	6,603
Depreciation	69,353	44,496
Segment operating income	$287,581	$228,190

Revenue days	28,159	21,704
Average rig revenue per day	$24,213	$23,615
Average rig expense per day	$11,231	$10,747
Average rig margin per day	$12,982	$12,868
Rig utilization	94%	98%

U.S. LAND segment operating income in the first six months of fiscal 2008 increased to $287.6 million from $228.2 million in the first six months of fiscal 2007.

Revenues were $712.9 million in the first six months of fiscal 2008, compared with $539.0 million in the same period of fiscal 2007.  Included in U.S. land revenues for the six months ended March 31, 2008 and March 31, 2007 are reimbursements for “out-of-pocket” expenses of $31.1 million and $26.5 million, respectively. The $59.4 million increase in segment operating income was primarily the result of higher land rig margins and increased activity days.

U.S. land rig revenue days for the first six months of 2008 were 28,159 compared with 21,704 for the same period of 2007, with an average of 153.9 and 119.3 rigs working during the first six months of fiscal 2008 and 2007, respectively.  The increase in rig days and average rigs working is attributable to new build rigs entering the fleet in fiscal 2007 and 2008.

	Six Months Ended March 31,
	2008	2007
OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$57,070	$64,457
Direct operating expenses	41,129	44,847
General and administrative expense	2,212	2,958
Depreciation	6,012	5,467
Segment operating income	$7,717	$11,185

Revenue days	974	1,110
Average rig revenue per day	$41,503	$34,488
Average rig expense per day	$28,207	$22,012
Average rig margin per day	$13,296	$12,476
Rig utilization	60%	68%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income decreased due to lower activity. Included in offshore revenues for the six months ended March 31, 2008 and March 31, 2007 are reimbursements for “out-of-pocket” expenses of $6.2 million and $7.5 million, respectively.  Segment operating income decreased to $7.7 million in the first six months of fiscal 2008 from $11.2 million in the first six months of fiscal 2007.  Rig days were 974 and 1,110 for the first six months of fiscal 2008 and 2007, respectively. The decrease in days is primarily due to two rigs preparing for work under new contracts in fiscal 2008 that were working during the six months ended March 31, 2007.

At March 31, 2008, the Company had six of its nine platform rigs working. One rig is contracted and began operations during the third quarter of fiscal 2008.  Another rig began operations in Trinidad during the third quarter of fiscal 2008.  The ninth rig is currently in the yard undergoing capital improvement and is expected to return to work with a contract in the second quarter of fiscal 2009.

	Six Months Ended March 31,
	2008	2007
INTERNATIONAL LAND OPERATIONS	in thousands, except days and per day amounts)
Revenues	$154,359	$149,796
Direct operating expenses	100,911	93,364
General and administrative expense	2,238	1,594
Depreciation	17,302	10,890
Segment operating income	$33,908	$43,948

Revenue days	3,776	4,628
Average rig revenue per day	$36,981	$27,354
Average rig expense per day	$22,704	$15,291
Average rig margin per day	$14,277	$12,063
Rig utilization	77%	95%

INTERNATIONAL LAND segment operating income in the first six months of fiscal 2008 was $33.9 million, compared to $43.9 million in the same period of 2007.  Depreciation and operating income for the quarter ended March 31, 2008 were negatively impacted by an adjustment of approximately $5.9 million, related to prior years’ depreciation.  Rig utilization for international land operations averaged 77 percent for the first six months of fiscal 2008, compared with 95 percent for the first six months of fiscal 2007.  An average of 20.7 rigs worked during the first six months of fiscal 2008, compared to 25.6 rigs in the first six months of fiscal 2007.  International revenues were $154.4 million and $149.8 million in the first six months of fiscal 2008 and 2007, respectively. The overall increase in margins per day was primarily the result of dayrate increases in several foreign markets.  Included in International land revenues for the six months ended March 31, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $14.7 million and $23.0 million, respectively.

Direct operating expenses for the first six months of fiscal 2008 were up eight percent from the first six months of fiscal 2007 as several international markets incurred labor cost increases and as idle rigs continued to incur operating expenses.

OTHER

General and administrative expenses increased to $28.0 million in the first six months of fiscal 2008 from $24.0 million in the first six months of fiscal 2007.  The $4.0 million increase is primarily attributable to additions in employee count that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

Interest expense was $9.6 million and $2.8 million for the six months ended March 31, 2008 and 2007, respectively. With advances on the credit facility to fund capital expenditures and growth, interest expense before capitalized interest increased $4.7 million for the six months ended March 31, 2008, compared to the six months ended March 31, 2007. During these same comparable periods, capitalized interest related to the Company’s rig construction decreased $2.1 million as fewer new rigs are built in fiscal 2008 compared to fiscal 2007.

In the first six months of fiscal 2008, income from the sale of investment securities was $5.6 million, $3.4 million after-tax ($0.03 per diluted share).  Income from the sale of investment securities was $26.5 million, $16.3 million after-tax ($0. 15 per diluted share) in the first six months of fiscal 2007. The gain in both periods was from the sale of available-for-sale investments.

Income from asset sales decreased to $2.8 million in the first six months of fiscal 2008, compared to $32.8 million for the same period of fiscal 2007.  The decrease of $30.0 million is primarily due to the sale of two domestic offshore rigs in fiscal 2007.

In the first six months of fiscal 2008, the Company recorded income of approximately $4.8 million from involuntary conversion of long-lived assets as a result of insurance proceeds on Rig 178 that was lost in a well blowout fire in the fourth quarter of fiscal 2007.

In fiscal 2007, the Company recorded income of $5.2 million from involuntary conversion of long-lived assets that sustained significant damage as a result of hurricane Katrina in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $90.7 million at March 31, 2008 from $89.2 million at September 30, 2007. The following table provides a summary of cash flows for the six-month periods ended March 31 (in thousands):

Net Cash provided (used) by:

	2008	2007
Operating activities	$263,255	$245,865
Investing activities	(301,774)	(305,757)
Financing activities	40,040	115,179
Increase in cash and cash equivalents	$1,521	$55,287

Operating activities

Cash flows from operating activities increased $17.4 million for the six months ended March 31, 2008 compared to the same period ended March 31, 2007.  This is primarily due to the net effect of a reduction in accounts payable in fiscal 2008 and gain on sale of investment securities in fiscal 2007.  The accounts payable decrease at March 31, 2008 is a result of reduced capital spending associated with the construction of FlexRigs.  In the six months ended March 31, 2007, the Company had gains from investment securities and sales of assets of $59.2 million compared to gains of $8.3 million in the first six months of fiscal 2008.

Investing activities

Capital expenditures decreased $112.2 million as the building of new FlexRigs was at a reduced pace in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. Proceeds from sales of investments, sales of assets and involuntary conversion of long-lived assets decreased $108.0 million.  This decrease is primarily due to the sale of available-for-sale securities and auction rate securities in the first quarter of fiscal 2007 that were used to help fund capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

Financing activities

The Company’s net proceeds from long-term debt and notes payable totaled $35 million in the first six months of fiscal 2008 compared to $151 million in the first six months of fiscal 2007.  However, in fiscal 2007, the Company purchased treasury shares for $17.6 million and reduced bank overdraft positions of $10.2 million.

Other Liquidity

The Company’s operating cash requirements and estimated capital expenditures, including rig construction, for fiscal 2008 will be funded through current cash, cash provided from operating activities, funds available under the credit facilities and, if needed, sales of available-for-sale securities.  The Company’s indebtedness totaled $480 million at March 31, 2008, as described in Note 9 to the Consolidated Condensed Financial Statements.

Backlog

The Company’s contract drilling backlog, consisting of executed contracts with original terms in excess of one year, as of May 1, 2008 and October 31, 2007 was $1.854 billion and $1.969 billion, respectively.  Approximately 75.7 percent of the May 1, 2008 backlog is not reasonably expected to be filled in fiscal 2008.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators.  Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Fixed Term Contract Risk”, “Limited Number of Vendors”, “Thinly Capitalized Vendors” and “Operating and Weather Risks” under Item “1A.  Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2007.

The following table sets forth the total backlog by reportable segment as of May 1, 2008 and October 31, 2007, and the percentage of the May 1, 2008 backlog not reasonably expected to be filled in fiscal 2008:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	05/01/2008	10/31/2007	Expected to be Filled in Fiscal 2008
	(in billions)

Land	$1.616	$1.696	74.7%
Offshore	.223	.234	88.1%
International	.015	.039	0.0%
	$1.854	$1.969

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

Capital Resources

During the six months ended March 31, 2008, the Company committed to build 17 new FlexRigs.  Seven of the new rigs will work in Latin American locations and the remaining ten will be deployed in locations in the United States.  Five of the seventeen rigs will operate under five-year term contracts and the remaining twelve under three-year term contracts.  Subsequent to March 31, 2008, the Company announced contracts had been signed for an additional three rigs to be built.  These 20, along with the 77 rigs announced in fiscal years 2005, 2006 and 2007 brings the Company’s commitment to a total of 97 new FlexRigs.  The drilling services are performed on a daywork contract basis.  Through March 31, 2008, 84 rigs were completed for delivery and had begun field operations.  The remaining rigs are expected to be completed by the end of calendar 2008.

Capital expenditures were $321.7 million and $433.9 million for the first six months of fiscal 2008 and 2007, respectively.  Capital expenditures decreased from 2007 primarily due to the Company’s current construction program of new FlexRigs being at a reduced pace than the previous year as rigs committed to build were completed.

The Company anticipates capital expenditures to be approximately $650 million for fiscal 2008, including construction of new FlexRigs.

There were no other significant changes in the Company’s financial position since September 30, 2007.

MATERIAL COMMITMENTS

Material commitments as reported in the Company’s 2007 Annual Report on Form 10-K have not changed significantly with the exception of obligations that have been recorded for uncertain tax positions upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of October 1, 2007.  Upon adoption of FIN 48 at October 1, 2007, the Company recorded $5.3 million of obligations for uncertain tax positions and related interest and penalties.  At March 31, 2008, the Company had $7.1 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies that are “critical” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2007 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of FIN 48, on October 1, 2007.  The adoption of FIN 48 resulted in an increase in the Company’s liability for unrecognized tax benefits of $3.3 million and accrued penalties and interest of $2.0 million.  The total $5.0 million, net of deferred taxes of $0.3 million, was accounted for as a decrease to the September 30, 2007 retained earnings balance.  See Note 10 to the Company’s consolidated condensed financial statements for additional information and related disclosures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2008

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will be applied prospectively to business combinations occurring after the effective date.  Earlier application is prohibited.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 but does not expect its adoption to have a significant impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating whether the elective provisions of SFAS No. 159 will be adopted.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP).  The FSP amends SFAS No. 157, Fair Value Measurements, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating SFAS No. 157 and FAS 157-2 to determine the impact, if any, on the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

March 31, 2008

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2007;

•                  Note 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk is incorporated herein by reference.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 4.                                SUBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 5, 2008.  Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation.  The matter presented for vote received the following for and withheld votes as noted below:

To elect two Directors comprising the class of Directors of the Company known as the “Second Class” for a three-year term expiring in 2011.  Each of the nominees for directorship was elected by the affirmative vote of a plurality of the shares of voted common stock.  The number of votes for and withheld from each Director, respectively, were as follows: William L. Armstrong 91,856,598 for and 1,977,446 shares withheld; and John D. Zeglis 91,164,496 for and 2,669,548 shares withheld.  There were no broker non-votes or other abstentions.  The other Directors whose term of office as Director continued after the meeting are W.H. Helmerich, III, Hans Helmerich, Glen A. Cox, Edward B. Rust, Jr., Paula Marshall and Randy A. Foutch.

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

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 6, 2008	By:	/S/ HANS C HELMERICH
Hans C. Helmerich, President

Date:	May 6, 2008	By:	/S/ DOUGLAS E. FEARS
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