Form 10-Q
period 2008-06-30
HELMERICH & PAYNE INC
filed 2008-08-05
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

CLASS	OUTSTANDING AT July 31, 2008
Common Stock, $0.10 par value	105,210,721

Total Number of Pages – 39

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$99,018	$89,215
Accounts receivable, less reserve of $3,649 at June 30, 2008 and $2,957 at September 30, 2007	396,623	339,819
Inventories	31,880	29,145
Deferred income tax	18,350	11,559
Assets held for sale	5,724	—
Prepaid expenses and other	59,804	29,226
Total current assets	611,399	498,964

Investments	218,869	223,360
Property, plant and equipment, net	2,534,931	2,152,616
Other assets	13,322	10,429

Total assets	$3,378,521	$2,885,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,259	$—
Accounts payable	156,559	124,556
Accrued liabilities	113,290	102,056
Total current liabilities	272,108	226,612

Noncurrent liabilities:
Long-term notes payable	455,000	445,000
Deferred income taxes	435,912	363,534
Other	49,329	34,707
Total noncurrent liabilities	940,241	843,241

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	167,456	143,146
Retained earnings	1,961,306	1,645,766
Accumulated other comprehensive income	62,615	75,885
Treasury stock, at cost	(35,911)	(59,987)
Total shareholders’ equity	2,166,172	1,815,516

Total liabilities and shareholders’ equity	$3,378,521	$2,885,369

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues:
Drilling – U.S. Land	$391,755	$303,514	$1,104,662	$842,559
Drilling – Offshore	47,298	29,626	104,368	94,083
Drilling – International Land	80,585	85,357	234,944	235,153
Other	2,879	2,777	8,850	8,414
	522,517	421,274	1,452,824	1,180,209

Operating costs and other:
Operating costs, excluding depreciation	274,168	229,025	763,921	627,948
Depreciation	51,210	38,125	147,066	101,228
General and administrative	14,723	11,538	42,716	35,501
Research and development	522	—	522	—
Acquired in-process research and development	11,129	—	11,129	—
Gain from involuntary conversion of long-lived assets	(5,426)	(5,900)	(10,236)	(11,070)
Income from asset sales	(1,616)	(6,186)	(4,404)	(39,008)
	344,710	266,602	950,714	714,599

Operating income	177,807	154,672	502,110	465,610

Other income (expense):
Interest and dividend income	1,034	962	3,369	3,240
Interest expense	(4,651)	(3,260)	(14,255)	(6,092)
Gain on sale of investment securities	16,388	25,298	21,994	51,812
Other	66	120	(370)	250
	12,837	23,120	10,738	49,210

Income before income taxes and equity in income of affiliate	190,644	177,792	512,848	514,820

Income tax provision	70,187	64,960	189,117	188,396
Equity in income of affiliate net of income taxes	4,912	2,372	11,522	6,427

NET INCOME	$125,369	$115,204	$335,253	$332,851

Earnings per common share:
Basic	$1.20	$1.11	$3.22	$3.22
Diluted	$1.18	$1.09	$3.16	$3.17

Weighted average shares outstanding:
Basic	104,530	103,323	103,973	103,292
Diluted	106,689	105,313	106,130	104,990

Dividends declared per common share	$0.0500	$0.0450	$0.1400	$0.1350

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$335,253	$332,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147,066	101,228
Provision for bad debt	696	23
Equity in income of affiliate before income taxes	(18,584)	(10,367)
Stock-based compensation	5,610	5,279
Gain on sale of investment securities	(21,864)	(51,674)
Gain from involuntary conversion of long-lived assets	(10,236)	(11,070)
Income from asset sales	(4,404)	(39,008)
Acquired in-process research and development	11,129	—
Other	(1)	—
Deferred income tax expense	66,593	51,768
Change in assets and liabilities-
Accounts receivable	(61,787)	(37,184)
Inventories	(2,735)	(2,233)
Prepaid expenses and other	(31,594)	(16,832)
Accounts payable	(974)	51,707
Accrued liabilities	13,120	5,794
Deferred income taxes	7,774	3,765
Other noncurrent liabilities	8,526	1,352

Net cash provided by operating activities	443,588	385,399

INVESTING ACTIVITIES:
Capital expenditures	(509,018)	(681,149)
Acquisition of business, net of cash acquired	(12,024)	—
Insurance proceeds from involuntary conversion	13,926	11,070
Proceeds from sale of investments	25,507	112,938
Proceeds from asset sales	6,077	45,526
Net cash used in investing activities	(475,532)	(511,615)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(17,621)
Increase (decrease) in notes payable	2,259	(3,721)
Proceeds from line of credit	2,630,000	805,000
Payments on line of credit	(2,620,000)	(600,000)
Increase (decrease) in bank overdraft	4,465	(11,293)
Dividends paid	(14,060)	(13,971)
Proceeds from exercise of stock options	14,267	3,277
Excess tax benefit from stock-based compensation	24,816	1,254
Net cash provided by financing activities	41,747	162,925

Net increase in cash and cash equivalents	9,803	36,709
Cash and cash equivalents, beginning of period	89,215	33,853
Cash and cash equivalents, end of period	$99,018	$70,562

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2008

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2007	107,058	$10,706	$143,146	$1,645,766	$75,885	3,573	$(59,987)	$1,815,516

Adjustment to initially apply FASB Interpretation No. 48				(5,048)				(5,048)

Comprehensive Income:
Net income				335,253				335,253
Other comprehensive income, Unrealized losses on available-for-sale securities (net of $230 income tax), net of realized gains included in net income of $13,636					(13,264)			(13,264)

Amortization of net periodic benefit costs-net actuarial gain (net of $4 income tax)					(6)			(6)
Total comprehensive income								321,983

Capital adjustment of equity investee			1,546					1,546
Cash dividends ($0.140 per share)				(14,665)				(14,665)
Exercise of stock options			(9,753)			(1,721)	24,020	14,267
Tax benefit of stock-based awards, including excess tax benefits of $24,816			26,963					26,963
Treasury stock issued for vested restricted stock			(56)			(3)	56	—
Stock-based compensation			5,610					5,610

Balance, June 30, 2008	107,058	$10,706	$167,456	$1,961,306	$62,615	1,849	$(35,911)	$2,166,172

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

Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to current year presentation. Specifically, fiscal year 2007 operating revenues for Drilling-Offshore and for Drilling-International Land have been restated to reflect a reclassification between those two segments and the Real Estate segment previously shown separately has been included with all other non-reportable business segments.

2.     Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic weighted average shares	104,530	103,323	103,973	103,292
Effect of dilutive shares:
Stock options and restricted stock	2,159	1,990	2,157	1,698
Diluted weighted average shares	106,689	105,313	106,130	104,990

For the nine months ended June 30, 2008 and 2007, options to purchase shares of common stock outstanding but not included in the computation of diluted earnings per share were 25,132 and 597,950, respectively. Inclusion of these shares would be antidilutive. For the three months ended June 30, 2008 and 2007 all options were included in the computation of diluted earnings per share.

3.     Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.     Investments

The following is a summary of available-for-sale securities, which excludes securities accounted for under the equity method of accounting, investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan.

		Gross	Gross	Est.
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity Securities 06/30/08	$7,685	$96,254	$—	$103,939
Equity Securities 09/30/07	$11,329	$117,646	$—	$128,975

The investment in the limited partnership carried at cost was $12.4 million at June 30, 2008 and September 30, 2007. The estimated fair value of the investments carried at cost was $19.5 million and $22.3 million at June 30, 2008 and September 30, 2007, respectively. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $7.3 million at June 30, 2008 and $7.8 million at September 30, 2007. The recorded amounts for investments accounted for under the equity method are $95.3 million and $74.2 million at June 30, 2008 and September 30, 2007, respectively. During the nine months ended June 30, 2008, the Company increased the equity investment $2.5 million ($1.5 million, net of tax) to account for capital transactions of Atwood Oceanics, Inc. (Atwood). At June 30, 2008, the Company owned 4,000,000 shares of Atwood. Subsequent to June 30, 2008, Atwood had a 2-for-1 stock split and the Company received an additional 4,000,000 shares. The additional shares will not have any affect on the Company’s recorded investment.

5.     Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$125,369	$115,204	$335,253	$332,851
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	22,714	24,314	602	34,863
Income taxes	(8,632)	(9,240)	(230)	(13,248)
	14,082	15,074	372	21,615

Reclassification of realized gains in net income	(16,388)	(25,298)	(21,994)	(51,812)
Income taxes	6,228	9,613	8,358	19,689
	(10,160)	(15,685)	(13,636)	(32,123)

Minimum pension liability adjustments	(4)	—	(10)	—
Income taxes	2	—	4	—
	(2)	—	(6)	—
Total comprehensive income	$129,289	$114,593	$321,983	$322,343

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	June 30,	September 30,
	2008	2007

Unrealized appreciation on securities, net	$59,677	$72,941
Minimum pension liability	2,938	2,944
Accumulated other comprehensive income	$62,615	$75,885

6.     Financial Instruments

During the nine months ended June 30, 2007, the Company liquidated its position in auction rate securities with no realized gains or losses. The proceeds of $48.3 million were included in the sale of investments under investing activities on the Consolidated Condensed Statements of Cash Flows. There were no purchases or sales of auction rate securities in the nine months ended June 30, 2008.

7.     Cash Dividends

The $0.045 cash dividend declared March 5, 2008, was paid June 2, 2008. On June 4, 2008, a cash dividend of $0.05 per share was declared for shareholders of record on August 15, 2008, payable September 2, 2008.

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

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense and cash received from the exercise of stock options is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation expense
Stock options	$1,533	$1,372	$4,698	$4,262
Restricted stock	365	347	912	1,017
	$1,898	$1,719	$5,610	$5,279

After-tax stock based compensation	$1,176	$1,066	$3,478	$3,273

Per basic share	$.01	$.01	$.03	$.03
Per diluted share	$.01	$.01	$.03	$.03

Cash received from exercise of stock options	$5,983	$2,405	$14,267	$3,277

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2008 and 2007:

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three months ended June 30, 2008 and 2007 is presented in the following tables:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
June 30, 2008	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at April 1, 2008	6,020	$18.44
Granted	—	—
Exercised	(1,156)	11.54
Forfeited/Expired	(16)	27.71
Outstanding at June 30, 2008	4,848	$20.06	6.01	$251,937
Vested and expected to vest at June 30, 2008	4,822	$19.98	5.99	$250,937

Exercisable at June 30, 2008	3,220	$15.09	4.75	$183,281

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
June 30, 2007	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at April 1, 2007	6,271	$15.74
Granted	—	—
Exercised	(186)	12.94
Forfeited/Expired	(7)	28.81
Outstanding at June 30, 2007	6,078	$15.81	5.77	$119,183
Vested and expected to vest at June 30, 2007	6,021	$15.71	5.75	$118,677

Exercisable at June 30, 2007	4,373	$12.71	4.75	$99,314

A summary of stock option activity under the Plan for the nine months ended June 30, 2008 and 2007 is presented in the following table:

	Nine months ended June 30,
	2008		2007
		Weighted-		Weighted-
	Shares	Average	Shares	Average
	(in	Exercise	(in	Exercise
	thousands)	Price	thousands)	Price

Outstanding at October 1,	6,032	$15.80	5,619	$14.24
Granted	742	35.11	731	26.90
Exercised	(1,833)	11.81	(260)	12.62
Forfeited/Expired	(93)	26.64	(12)	28.84
Outstanding at June 30,	4,848	$20.06	6,078	$15.81

The weighted-average fair value of options granted in the first quarter of fiscal 2008 was $10.81. The weighted-average fair value of options granted in the first quarter of fiscal 2007 was $10.36 and the weighted-average fair value of options granted in the second quarter of fiscal 2007 was $9.11. No options were granted in the second quarter of fiscal 2008 or in the third quarters of fiscal 2008 and 2007.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The total intrinsic value of options exercised during the three and nine months ended June 30, 2008 was $60.7 million and $80.9 million respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $4.0 million and $5.0 million, respectively.

As of June 30, 2008, the unrecognized compensation cost related to the stock options was $13.2 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years. The Company recognizes compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted for the nine months ended June 30, 2008 and 2007 was $35.19 and $26.90, respectively.

A summary of the status of the Company’s restricted stock awards as of June 30, 2008 and 2007, and changes during the nine months then ended is presented below:

	Nine months ended June 30,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at October 1,	240	$29.27	213	$29.57
Granted	22	35.19	27	26.90
Vested	(3)	16.01	—	—
Forfeited	(14)	30.24	—	—
Unvested at June 30,	245	$29.92	240	$29.27

As of June 30, 2008, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.75 years.

9.     Notes Payable and Long-term Debt

At June 30, 2008, the Company had the following unsecured long-term debt outstanding:

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2009	5.91%	$25,000,000
August 15, 2012	6.46%	75,000,000
August 15, 2014	6.56%	75,000,000
Senior credit facility:
December 18, 2011	2.74%-2.84%	280,000,000
		$455,000,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility which matures December 2011. While the Company has the option to borrow at the prime rate for maturities of less than 30 days, the Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over LIBOR. The Company pays a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company’s total debt to total capitalization. The LIBOR spread ranges from .30 percent to .45 percent depending on the ratios. At June 30, 2008, the LIBOR spread on borrowings was .35 percent and the commitment fee was ..075 percent per annum.

Financial covenants in the facility require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00. The facility contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2008, the Company had three letters of credit totaling $25.9 million under the facility and had $280 million borrowed against the facility with $94.1 million available to borrow. The advances bear interest ranging from 2.74 percent to 2.84 percent. Subsequent to June 30, 2008, the debt was reduced $5.0 million.

The Company also has an agreement with a single bank for an unsecured line of credit for $5 million. Pricing on the line of credit is prime minus 1.75 percent. The covenants and other terms and conditions are similar to the aforementioned senior credit facility except that there is no commitment fee. At June 30, 2008, the Company had no outstanding borrowings against this line.

The Company maintains an unsecured credit facility with a financial institution which it uses to issue letters of credit in order to obtain surety bonds for its international operations. At June 30, 2008, unsecured letters of credit outstanding totaled $7.6 million.

At June 30, 2008, the Company had an unsecured note payable to a bank totaling $2.3 million denominated in a foreign currency. The interest rate of the note is 16.0 percent with a one year maturity payable in quarterly installments. Subsequent to June 30, 2008, the note was reduced $0.6 million.

10.   Acquisition of TerraVici Drilling Solutions

On May 21, 2008, the Company acquired a private limited partnership, TerraVici Drilling Solutions (TerraVici) in a transaction accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed of TerraVici are recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. TerraVici’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. TerraVici is included with all other non-reportable business segments.

The Company paid a total purchase price of $12.2 million to acquire TerraVici and it is now a wholly-owned subsidiary of the Company. The total purchase price included acquisition-related costs of $1.2 million. The transaction includes future contingency payments up to $11 million based on specific commerciality milestones plus certain earn-out provisions based on future earnings.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

TerraVici is developing patented rotary steerable technology to enhance horizontal and directional drilling operations.  The Company acquired TerraVici to complement technology currently used with the FlexRig.  By combining this new technology with the Company’s existing capabilities, the Company expects to improve drilling productivity and reduce total well cost to the customer.

The acquisition was accounted for using the purchase method of accounting and the purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values.

Amounts in thousands	May 21, 2008
Current assets	$352
Fixed assets	4,257
Trademark	919
In-process research and development	11,129
Other noncurrent assets	280
Assets acquired	16,937
Liabilities assumed	(5,452)
Net assets acquired	11,485
Goodwill	672
Acquisition cost	$12,157

The fair value of the acquired intangible assets consists primarily of trademarks of $0.9 million and non-compete agreements of $0.3 million.  The weighted average amortization period for the non-compete agreements is 4.0 years.

In-process research and development, or IPR&D, represents rotary steerable system (RSS) tools under development by TerraVici at the date of acquisition that had not yet achieved technological feasibility, and would have no future alternative use.  Accordingly, the purchase price allocated to IPR&D was expensed immediately subsequent to the acquisition.  This charge will be amortized over 15 years for tax purposes.  The $11.1 million estimated fair value of these intangible assets was derived using the multi-period excess-earnings method.

Detailed pro forma summary financial results for the three and nine months ended June 30, 2008 are not presented because the consolidated results of operations, assuming the acquisition of TerraVici had occurred at the beginning of the reporting period, are not materially different from the Consolidated Condensed Statement of Income as reported.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition.  The amount allocated to goodwill is preliminary and subject to change, depending on the results of the final purchase price allocation.  The Company does not expect any portion of this goodwill to be deductible for tax purposes.  The goodwill attributable to the Company’s acquisition of TerraVici has been recorded as a noncurrent asset in the Company’s June 30, 2008 Consolidated Balance Sheet and will not be amortized, but is subject to review for impairment, on an annual basis, or as indicators of impairment exist.

The allocation of the purchase price is subject to finalization of the Company’s management analysis of the fair value of the assets acquired and liabilities assumed of TerraVici as of the acquisition date.  The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation, amortization and acquired in-process research and development.  The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

11.         Income Taxes

The Company’s effective tax rate for the first nine months of fiscal 2008 and 2007 was 36.9 percent and 36.6 percent, respectively.  The effective tax rate for the three months ended June 30, 2008 and 2007 was 36.8 percent and 36.5 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on October 1, 2007. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions.  FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.  The cumulative effect of initially applying the Interpretation was reported as an adjustment to the opening balance of retained earnings on October 1, 2007.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The net impact to the Company of the cumulative effect of adopting FIN 48 was a decrease of approximately $5.0 million in retained earnings.  The liabilities for unrecognized tax benefits and related interest and penalties are included in other noncurrent liabilities on the balance sheet.

At October 1, 2007, the Company’s liability for unrecognized tax benefits, after the adoption of FIN 48, was $4.6 million, of which $4.3 million represents tax benefits that, if recognized, would favorably impact the effective tax rate.  Unrecognized tax benefits increased to $5.4 million at June 30, 2008, mainly due to the current period impact of tax positions taken in prior years.  Included in this balance is $4.9 million which, if recognized, would favorably affect our effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the consolidated statements of income.  At October 1, 2007 and June 30, 2008, the Company had accrued interest and penalties of $2.0 million and $2.2 million, respectively.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2004 to 2007.  Audits in foreign jurisdictions are generally complete through fiscal year 2001.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

12.   Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $192.5 million are outstanding at June 30, 2008.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.         Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies.  The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador and other South American countries.  The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, the Company has aggregated its International Land operations into one reportable segment.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.

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

Due to the continued growth of the drilling segments over the past few years, the Company re-evaluated its reportable segments.  With the growth of the drilling segments, the Real Estate segment has become a smaller percentage of total segment operating income.  In the evaluation of segment reporting, the Company determined that the total of external revenues reported by the three reportable operating segments, U.S. Land, Offshore and International Land, comprised more than 75 percent of total consolidated revenue. As a result, the Real Estate segment previously shown as a reportable segment has been included with all other non-reportable business segments.  Revenues included in all other consist primarily of rental income.  Prior period balances have been restated to reflect this change.

In the fourth quarter of fiscal 2007, the Company began mobilizing an offshore rig from the U.S. to an international location.  Because an offshore rig requires different technology and marketing strategies, the chief operating decision-maker’s evaluation of performance and resource allocation for this rig is more appropriately aligned with the Offshore segment.  Therefore the Company will continue to include the operations of this rig in the Offshore operating segment. Additionally, the Company determined that a management contract for a customer-owned platform rig located offshore in West Africa was more appropriately aligned with the Offshore segment for purposes of evaluating performance and resource allocation.  Therefore, this management contract has been reclassified from the International segment to the Offshore segment for the quarter and year-to-date periods ending June 30, 2007.  As a result, the International segment was renamed to International Land. Financial information for reportable segments for fiscal 2007 has been restated to reflect this change.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the nine months ended June 30, 2008, and 2007, is shown in the following tables:

			Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2008
Contract Drilling:
U.S. Land	$1,104,662	$—	$1,104,662	$446,994
Offshore	104,368	—	104,368	19,730
International Land	234,944	—	234,944	51,400
	1,443,974	—	1,443,974	518,124
Other	8,850	657	9,507	(7,596)
	1,452,824	657	1,453,481	510,528
Eliminations	—	(657)	(657)	—
Total	$1,452,824	$—	$1,452,824	$510,528

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2007
Contract Drilling:
U.S. Land	$842,559	$—	$842,559	$342,809
Offshore	94,083	—	94,083	15,738
International Land	235,153	—	235,153	72,821
	1,171,795	—	1,171,795	431,368
Other	8,414	617	9,031	3,713
	1,180,209	617	1,180,826	435,081
Eliminations	—	(617)	(617)	—
Total	$1,180,209	$—	$1,180,209	$435,081

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended June 30, 2008, and 2007, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2008
Contract Drilling:
U.S. Land	$391,755	$—	$391,755	$159,413
Offshore	47,298	—	47,298	12,013
International Land	80,585	—	80,585	17,492
	519,638	—	519,638	188,918
Other	2,879	220	3,099	(10,421)
	522,517	220	522,737	178,497
Eliminations	—	(220)	(220)	—
Total	$522,517	$—	$522,517	$178,497

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
June 30, 2007
Contract Drilling:
U.S. Land	$303,514	$—	$303,514	$114,619
Offshore	29,626	—	29,626	4,553
International Land	85,357	—	85,357	28,873
	418,497	—	418,497	148,045
Other	2,777	212	2,989	1,285
	421,274	212	421,486	149,330
Eliminations	—	(212)	(212)	—
Total	$421,274	$—	$421,274	$149,330

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)

Segment operating income	$178,497	$149,330	$510,528	$435,081
Gain from involuntary conversion of long-lived assets	5,426	5,900	10,236	11,070
Income from asset sales	1,616	6,186	4,404	39,008
Corporate general and administrative costs and corporate depreciation	(7,732)	(6,744)	(23,058)	(19,549)
Operating income	177,807	154,672	502,110	465,610

Other income (expense):
Interest and dividend income	1,034	962	3,369	3,240
Interest expense	(4,651)	(3,260)	(14,255)	(6,092)
Gain on sale of investment securities	16,388	25,298	21,994	51,812
Other	66	120	(370)	250
Total other income (expense)	12,837	23,120	10,738	49,210

Income before income taxes and equity in income of affiliate	$190,644	$177,792	$512,848	$514,820

	June 30,	September 30,
	2008	2007
	(in thousands)

Total Assets
U.S. Land	$2,485,360	$2,073,015
Offshore	151,421	124,014
International Land	352,985	314,625
Other	35,559	30,351
	3,025,325	2,542,005
Investments and Corporate Operations	353,196	343,364
	$3,378,521	$2,885,369

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)

Operating revenues
United States	$434,230	$331,201	$1,208,681	$930,931
Venezuela	43,958	40,348	123,663	87,080
Ecuador	7,864	22,536	41,381	75,081
Other Foreign	36,465	27,189	79,099	87,117
Total	$522,517	$421,274	$1,452,824	$1,180,209

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

14.         Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2008 and 2007 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Service Cost	$—	$—	$—	$—
Interest Cost	1,189	1,216	3,569	3,648
Expected return on plan assets	(1,458)	(1,281)	(4,374)	(3,843)
Recognized net actuarial loss	(3)	35	(9)	105
Net pension expense	$(272)	$(30)	$(814)	$(90)

Employer Contributions

The Company does not anticipate that it will be required to fund the Pension Plan in fiscal 2008.  However, the Company expects to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributing $3.0 million in fiscal 2008.  Through June 30, 2008, the Company had contributed $2.3 million to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $115,000 and $58,000 for the three months ended June 30, 2008 and 2007, respectively.  Pension expense was approximately $247,000 and $215,000 for the nine months ended June 30, 2008 and 2007, respectively.

15.         Risk Factors

The Company derives its revenue in Venezuela from Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte (Bsf) receivable and Bsf cash balances.

The net receivable from PDVSA, as disclosed in the Company’s 2007 Annual Report on Form 10-K, was approximately $50 million at November 1, 2007.  At June 30, 2008, the net receivable from PDVSA was approximately $63 million.  As of August 1, 2008, the net receivable from PDVSA was approximately $61 million.  The Company continues to communicate with PDVSA regarding the settlement of the outstanding receivables and at this time, has no reason to believe the amounts will not be paid.

The Company has made applications with the Venezuelan government requesting the approval to convert bolivar fuerte cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company’s Venezuelan subsidiary will remit approximately $28.4 million as a dividend to its U.S. based parent.

While the Company has been successful in obtaining government approval for conversion of bolivar fuerte to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted.  In the event that conversion to U.S. dollars would be prohibited, then bolivar fuerte cash balances would increase and expose the Company to increased risk of devaluation.

The Venezuelan subsidiary has received notification from PDVSA that reimbursement of U.S. dollar invoices previously paid in Bsf will be made only when supporting documentation has been approved.  The supporting documentation has been delivered to PDVSA and is awaiting approval.  The approval and subsequent payment would result in reducing the foreign currency exposure by approximately $44.5 million.  The Company is unable to determine the timing of when payment will be received.

Past devaluation losses may not be reflective of the potential for future devaluation losses.  Even though Venezuela continues to operate under the exchange controls in place and the Venezuelan bolivar fuerte exchange rate has remained fixed at Bsf 2.150 to one U.S. dollar since the devaluation in March 2005, the

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

exact amount and timing of devaluation is uncertain.  At August 1, 2008, the Company had the equivalent of $46 million in cash in Bsf’s exposed to the risk of currency devaluation.

While the Company is unable to predict future devaluation in Venezuela, if current activity levels continue and if a 10 percent to 20 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $5.3 million to $9.5 million.

As disclosed in the Company’s 2007 Annual Report on Form 10-K, the Ecuadorian government was negotiating with the Company’s customers to resolve contract disputes created by a government decree that modified the original contracts for splitting profits on oil production.  The negotiations have resulted in some operators returning to the Ecuadorian market.  Currently, the Company has four rigs in Ecuador, and all rigs are working.  Two rigs that were previously in Ecuador were transferred from Ecuador to Colombia and began work in the third quarter of fiscal 2008.  In June 2008, an agreement was signed to sell two rigs in Ecuador.  The rigs were classified as “Assets held for sale” in the Company’s June 30, 2008 Consolidated Balance Sheet.  The sale closed in the fourth quarter of fiscal 2008 and the Company recorded a gain from the transaction.

Insurance coverage for “named wind storm” perils has been limited for the past few years.  The Company purchased an aggregate limit of $100 million of “named wind storm” coverage and self-insures 10 percent of that limit as well as a $3.5 million deductible.  For other insured perils, the Company insures rigs and related equipment at values that approximate current replacement cost on the inception date of the policy.  The Company self-insures 10 percent of the value for offshore rig property and 30 percent of the value for land rig property.  The Company also self-insures a $1.0 million per occurrence deductible.  No insurance is carried against loss of earnings or business interruption.  The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally entitled to indemnification under its drilling contracts from this risk.

16.   Gain Contingencies

In August 2007, the Company experienced a fire on U.S. Land Rig 178, a 1,500 horsepower FlexRig2, when the well it was drilling had a blowout.  There were no significant personal injuries although the drilling rig was lost.  The rig was insured at a value that approximated replacement cost.  At September 30, 2007, the net book value of the rig was removed from property, plant and equipment and a receivable from insurance was recorded, net of a $1.0 million insurance deductible expensed.  During the nine months ended June 30, 2008, gross insurance proceeds of approximately $8.7 million were received and a gain of approximately $5.0 million was recorded.  The Company anticipates settling the insurance claim in fiscal 2008 and expects to receive additional insurance proceeds of less than $0.2 million.

In August 2005, the Company’s Rig 201, which operates on an operator’s tension-leg platform in the Gulf of Mexico, lost its entire derrick and suffered significant damage as a result of Hurricane Katrina.  The rig was insured at a value that approximated replacement cost.  Capital costs incurred in conjunction with rebuilding the rig were capitalized in fiscal 2007 and are being depreciated in accordance with the Company’s accounting policies.  Insurance proceeds received through September 30, 2007 totaled approximately $19.3 million with approximately $16.7 recorded as a gain from involuntary conversion of long-lived assets.  During the nine months ending June 30, 2008, proceeds of approximately $5.2 million were received and recorded as a gain from involuntary conversion.  The Company continues to work with insurance providers to settle remaining claims.  Any future proceeds received will continue to be recorded as gain from involuntary conversion of long-lived assets when received.  The Company expects to settle this claim in fiscal 2008 and estimates additional proceeds of less than $0.1 million.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

17.   Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities.  An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method pursuant to SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating FSP EITF 03-6-1 to determine the impact, if any, on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will be applied prospectively to business combinations occurring after the effective date.  Earlier application is prohibited.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 but does not expect its adoption to have a significant impact.

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

June 30, 2008

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, including Venezuelan receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of business of the Company’s limited source vendors or fabricators, currency exchange losses, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  The Company’s risk factors are more fully described in the Company’s 2007 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

The Company reported net income of $125.4 million ($1.18 per diluted share) from operating revenues of $522.5 million for the third quarter ended June 30, 2008, compared with net income of $115.2 million ($1.09 per diluted share) from operating revenues of $421.3 million for the third quarter of fiscal year 2007.   Net income for the third quarter of fiscal 2008 includes approximately $10.0 million ($0.09 per diluted share) of after-tax gains from the sale of available-for-sale securities.  Net income for the third quarter of fiscal 2008 includes approximately $1.0 million ($0.01 per diluted share) of after-tax gains from the sale of assets and approximately $3.3 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.  Net income for the third quarter of fiscal 2007 includes approximately $3.9 million ($0.03 per diluted share) of after-tax gains from the sale of assets and approximately $3.7 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.  Included in net income for the third quarter of fiscal 2008 is an approximate after-tax charge of $6.9 million ($0.07 per diluted share) from in-process research and development.

ACQUISITION OF TERRAVICI DRILLING SOLUTIONS

On May 21, 2008, the Company acquired a private limited partnership, TerraVici Drilling Solutions (TerraVici) in a transaction accounted for under the purchase method of accounting.  Under the purchase method of accounting, the assets and liabilities of TerraVici were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company’s financial statements. The new segment is included with all other non-reportable business segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

TerraVici is developing patented rotary steerable technology to enhance horizontal and directional drilling operations.  The Company acquired TerraVici to complement technology currently used with the FlexRig.  The process of drilling has become increasingly challenging as preferred well types deviate from simple vertical drilling.  By combining this new technology with the Company’s existing capabilities, the Company expects to improve drilling productivity and reduce total well cost to the customer.

The Company paid a total purchase price of $12.2 million, including acquisition related fees of $1.2 million.  The impact of the purchase method of accounting resulted in the Company recording an in-process research and development (IPR&D) charge of $11.1 million in the three months ended June 30, 2008. The IPR&D represents rotary steerable system (RSS) tools under development by TerraVici at the date of acquisition that had not yet achieved technological feasibility, and would have no future alternative use.  The $11.1 million estimated fair value of the IPR&D was derived using the multi-period excess-earnings method.  The transaction includes future contingency payments up to $11 million based on specific commerciality milestones plus certain earn-out provisions based on future earnings.

The following tables summarize operations by business segment for the three months ended June 30, 2008 and 2007.  The Offshore and International Land segments for the three and nine months ended June 30, 2007 have been restated to reflect a change made to the reportable operating segments in the fourth fiscal quarter of 2007 more fully described in Note 13 to the Consolidated Condensed Financial Statements.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the consolidated condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

	Three Months Ended June 30,
	2008	2007
	(in thousands,
U.S. LAND OPERATIONS	except days and per day amounts)
Revenues	$391,755	$303,514
Direct operating expenses	187,771	157,758
General and administrative expense	4,801	3,625
Depreciation	39,770	27,512
Segment operating income	$159,413	$114,619

Revenue days	15,263	12,371
Average rig revenue per day	$24,543	$23,401
Average rig expense per day	$11,178	$11,619
Average rig margin per day	$13,365	$11,782
Rig utilization	96%	96%

U.S. LAND segment operating income increased to $159.4 million for the third quarter of fiscal 2008 compared to $114.6 million in the same period of fiscal 2007.  Revenues were $391.8 million and $303.5 million in the third quarter of fiscal 2008 and 2007, respectively. Included in U.S. land revenues for the three months ended June 30, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $17.2 million and $14.0 million, respectively.

The $1,142 increase in average revenue per day for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 is attributable to higher dayrates for new rigs added since the third quarter of fiscal 2007 compared to dayrates on existing rigs working at June 30, 2007.  The decrease in average rig expense per day for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 is primarily due to reduced training cost associated with a slower delivery schedule of new FlexRigs.

Average U.S. land rig margin per day increased 13.4 percent for the comparable quarters.  U.S. land rig utilization was 96 percent for both comparable quarters.  U.S. land rig activity days for the third quarter of fiscal 2008 were 15,263 compared with 12,371 for the same period of fiscal 2007, with an average of 167.7 and 135.9 rigs working during the third quarter of fiscal 2008 and 2007, respectively.  The increase in rig days and average rigs working is attributable to 31 new rigs entering the fleet since the end of the third quarter of fiscal 2007.

	Three Months Ended June 30,
	2008	2007
	(in thousands,
OFFSHORE OPERATIONS	except days and per day amounts)
Revenues	$47,298	$29,626
Direct operating expenses	31,166	21,748
General and administrative expense	1,276	907
Depreciation	2,843	2,418
Segment operating income	$12,013	$4,553

Revenue days	732	546
Average rig revenue per day	$51,309	$30,263
Average rig expense per day	$31,181	$21,734
Average rig margin per day	$20,128	$8,529
Rig utilization	89%	67%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $4.3 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

Segment operating income increased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, primarily as a result of two rigs beginning work in the third quarter of fiscal 2008 that were not working in the third quarter of fiscal 2007, and Rig 201 returning to full operations late in the third quarter of fiscal 2007.  Additionally, the offshore segment experienced increases in dayrates associated with wage increases, producer price index increases and general increases caused by a higher demand for offshore rigs.  One of the rigs beginning work in the third quarter of fiscal 2008 is in an international location. The increased rig activity also increased revenue days for the two comparable quarters.

At June 30, 2008, the Company had eight of its nine platform rigs working. The ninth rig is currently in the yard undergoing capital improvement and is expected to return to work with a contract in the third quarter of fiscal 2009.

	Three Months Ended June 30,
	2008	2007
INTERNATIONAL LAND OPERATIONS	in thousands, except days and per day amounts)
Revenues	$80,585	$85,357
Direct operating expenses	55,093	49,166
General and administrative expense	1,182	670
Depreciation	6,818	6,648
Segment operating income	$17,492	$28,873

Revenue days	1,951	2,235
Average rig revenue per day	$38,709	$34,200
Average rig expense per day	$25,638	$18,246
Average rig margin per day	$13,071	$15,954
Rig utilization	79%	90%

INTERNATIONAL LAND segment operating income for the third quarter of fiscal 2008 was $17.5 million, compared to $28.9 million in the same period of fiscal 2007.  Rig utilization for international land operations was 79 percent for the third quarter of fiscal 2008, compared with 90 percent for the third quarter of fiscal 2007.  During the current quarter, an average of 21.2 rigs worked compared to an average of 24.3 rigs in the third quarter of fiscal 2007. International land revenues decreased to $80.6 million in the third quarter of fiscal 2008, compared with $85.4 million in the third quarter of fiscal 2007.  The decrease in revenue is attributable to decreased revenue days, primarily in Ecuador, during the third quarter of fiscal 2008.  Third quarter average rig expense per day for fiscal 2008 increased 41 percent from the third quarter of fiscal 2007, primarily from labor costs increases and transportation costs and customs fees recognized during the third quarter of fiscal 2008.  Additionally, rig utilization decreased and segment operating income decreased as idle rigs continued to incur operating expenses and depreciation. Included in international land revenues for the three months ended June 30, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $5.1 million and $8.6 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

As disclosed in the Company’s 2007 Annual Report on Form 10-K, the Ecuadorian government was negotiating with the Company’s customers to resolve contract disputes created by a government decree that modified the original contracts for splitting profits on oil production.  The negotiations have resulted in some operators returning to the Ecuadorian market.  Currently, the Company has four rigs in Ecuador, and all rigs are working.  Two rigs that were previously in Ecuador were transferred from Ecuador to Colombia and began work in the third quarter of fiscal 2008.  In June 2008, an agreement was signed to sell two rigs in Ecuador.  The rigs were classified as “Assets held for sale” in the Company’s June 30, 2008 Consolidated Balance Sheet.  The sale closed in the fourth quarter of fiscal 2008 and the Company recorded a gain from the transaction.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2008, the Company incurred $0.5 million research and development expenses related to ongoing development of the RSS.  The Company anticipates research and development expenses to be approximately $2.5 million in the fourth quarter of fiscal 2008 and in each quarter through June 30, 2009.

OTHER

General and administrative expenses increased to $14.7 million in the third quarter of fiscal 2008 from $11.5 million in the third quarter of fiscal 2007.  The $3.2 million increase is primarily due to additions in employee count that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2007.

Interest expense was $4.7 million and $3.3 million in the third quarter of fiscal 2008 and 2007, respectively. Capitalized interest, all attributable to the Company’s rig construction, was $0.7 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively.  With advances on the credit facility, interest expense before capitalized interest increased $0.1 million during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Income from the sale of investment securities was $16.4 million, $10.0 million after-tax ($0.09 per diluted share) in the third quarter of fiscal 2008 compared to $25.3 million, $15.5 million after-tax ($0.15 per diluted share) in the third quarter of fiscal 2007.  The gain in both periods was from the sale of available-for-sale investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

Nine Months Ended June 30, 2008 vs. Nine Months Ended June 30, 2007

The Company reported net income of $335.3 million ($3.16 per diluted share) from operating revenues of $1.5 billion for the nine months ended June 30, 2008, compared with net income of $332.9 million ($3.17 per diluted share) from operating revenues of $1.2 billion for the first nine months of fiscal year 2007.  Net income for the first nine months of fiscal 2008 includes $13.5 million ($0.13 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale of securities in the nine months ended June 30, 2008 were used to fund capital expenditures.  Net income for the first nine months of fiscal 2007 includes $31.8 million ($0.30 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale were used to repurchase 681,900 shares of Company common stock for approximately $15.9 million in October 2006 and funding capital expenditures.  Also included in net income are after-tax gains from the sale of assets of approximately $2.8 million ($0.02 per diluted share) for the nine months ended June 30, 2008, compared to approximately $24.7 million ($0.24 per diluted share) for the nine months ended June 30, 2007.  Also included in net income for fiscal 2008 is approximately $6.5 million ($0.06 per diluted share) of after-tax gains from involuntary conversion of long-lived assets compared to approximately $7.0 million ($0.06 per diluted share) of after-tax gains from involuntary conversion of long-lived assets in fiscal 2007.  Included in net income for fiscal 2008 is an approximate after-tax charge of $6.9 million ($0.07 per diluted share) from in-process research and development.  Refer to previous discussion regarding the acquisition of TerraVici Drilling Solutions.

The following tables summarize operations by business segment for the nine months ended June 30, 2008 and 2007.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the financial statements.

	Nine Months Ended June 30,
	2008	2007
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$1,104,662	$842,559
Direct operating expenses	535,093	417,514
General and administrative expense	13,452	10,228
Depreciation	109,123	72,008
Segment operating income	$446,994	$342,809

Revenue days	43,422	34,075
Average rig revenue per day	$24,329	$23,537
Average rig expense per day	$11,212	$11,063
Average rig margin per day	$13,117	$12,474
Rig utilization	95%	97%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

U.S. LAND segment operating income in the first nine months of fiscal 2008 increased to $447.0 million from $342.8 million in the first nine months of fiscal 2007.

Revenues were $1.1 billion in the first nine months of fiscal 2008, compared with $842.6 million in the same period of fiscal 2007.  Included in U.S. land revenues for the nine months ended June 30, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $48.2 million and $40.5 million, respectively. The $104.2 million increase in segment operating income was primarily the result of increased activity days and increased dayrates for new rigs placed in service during fiscal 2008 compared to rigs in service prior to fiscal 2008.

U.S. land rig revenue days for the first nine months of fiscal 2008 were 43,422 compared with 34,075 for the same period of 2007, with an average of 158.5 and 124.8 rigs working during the first nine months of fiscal 2008 and 2007, respectively.  The increase in rig days and average rigs working is attributable to new build rigs entering the fleet in fiscal 2007 and 2008.

	Nine Months Ended June 30,
	2008	2007
OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$104,368	$94,083
Direct operating expenses	72,295	66,595
General and administrative expense	3,488	3,865
Depreciation	8,855	7,885
Segment operating income	$19,730	$15,738

Revenue days	1,706	1,656
Average rig revenue per day	$45,711	$33,095
Average rig expense per day	$29,483	$21,921
Average rig margin per day	$16,228	$11,174
Rig utilization	70%	67%

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income increased due to higher activity and a rig beginning work in Trinidad during fiscal 2008. Included in offshore revenues for the nine months ended June 30, 2008 and June 30, 2007 are reimbursements for “out-of-pocket” expenses of $10.5 million and $11.2 million, respectively.

At June 30, 2008, the Company had eight of its nine platform rigs working. The ninth rig is currently in the yard undergoing capital improvement and is expected to return to work with a contract in the third quarter of fiscal 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

	Nine Months Ended June 30,
	2008	2007
INTERNATIONAL LAND OPERATIONS	in thousands, except days and per day amounts)
Revenues	$234,944	$235,153
Direct operating expenses	156,004	142,530
General and administrative expense	3,420	2,264
Depreciation	24,120	17,538
Segment operating income	$51,400	$72,821

Revenue days	5,727	6,863
Average rig revenue per day	$37,570	$29,583
Average rig expense per day	$23,704	$16,253
Average rig margin per day	$13,866	$13,330
Rig utilization	77%	93%

INTERNATIONAL LAND segment operating income in the first nine months of fiscal 2008 was $51.4 million, compared to $72.8 million in the same period of 2007.  Depreciation and operating income for the nine months ended June 30, 2008 were negatively impacted by an adjustment of approximately $5.9 million, related to prior years’ depreciation. Rig utilization for international land operations averaged 77 percent for the first nine months of fiscal 2008, compared with 93 percent for the first nine months of fiscal 2007.  An average of 20.9 rigs worked during the first nine months of fiscal 2008, compared to 25.1 rigs in the first nine months of fiscal 2007.  International revenues were $234.9 million and $235.2 million in the first nine months of fiscal 2008 and 2007, respectively. The overall increase in margins per day was primarily the result of dayrate increases in several foreign markets.  Included in international land revenues for the nine months ended June 30, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $19.8 million and $31.6 million, respectively.

Direct operating expenses for the first nine months of fiscal 2008 were up nine percent from the first nine months of fiscal 2007 as several international markets incurred labor cost increases and as idle rigs continued to incur operating expenses.

OTHER

General and administrative expenses increased to $42.7 million in the first nine months of fiscal 2008 from $35.5 million in the first nine months of fiscal 2007.  The $7.2 million increase is primarily attributable to additions in employee count that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2007.

Interest expense was $14.3 million and $6.1 million for the nine months ended June 30, 2008 and 2007, respectively. With advances on the credit facility to fund capital expenditures and growth, interest expense before capitalized interest increased $4.6 million for the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007. During these same comparable periods, capitalized interest related to the Company’s rig construction decreased $3.5 million as fewer new rigs are built in fiscal 2008 compared to fiscal 2007.

In the first nine months of fiscal 2008, income from the sale of investment securities was $22.0 million, $13.5 million after-tax ($0.13 per diluted share).  Income from the sale of investment securities was $51.8 million, $31.8 million after-tax ($0.30 per diluted share) in the first nine months of fiscal 2007. The gain in both periods was from the sale of available-for-sale investments and the proceeds were used to fund capital expenditures in both fiscal periods.  In fiscal 2007, proceeds were also used to repurchase 681,900 shares of Company common stock for approximately $15.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

Income from asset sales decreased to $4.4 million in the first nine months of fiscal 2008, compared to $39.0 million for the same period of fiscal 2007.  The decrease of $34.6 million is primarily due to the sale of two domestic offshore rigs and one U.S. land rig in fiscal 2007.

In the first nine months of fiscal 2008, the Company recorded income of approximately $10.2 million from involuntary conversion of long-lived assets as a result of insurance proceeds on Rig 178 that was lost in a well blowout fire in the fourth quarter of fiscal 2007 and insurance proceeds on Rig 201 that sustained damage as a result of hurricane Katrina in 2005.  For the nine months ended June 30, 2007, income from involuntary conversion of long-lived assets was $11.1 million, all attributable to Rig 201.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $99.0 million at June 30, 2008 from $89.2 million at September 30, 2007. The following table provides a summary of cash flows for the nine-month periods ended June 30 (in thousands):

Net Cash provided (used) by:

	2008	2007
Operating activities	$443,588	$385,399
Investing activities	(475,532)	(511,615)
Financing activities	41,747	162,925
Increase in cash and cash equivalents	$9,803	$36,709

Operating activities

Cash flows from operating activities increased $58.2 million for the nine months ended June 30, 2008 compared to the same period ended June 30, 2007.  The increase is primarily due to the net effect of an increase in depreciation, a decrease in gain on sale of investment securities and sale of assets and a reduction in accounts payable. Depreciation increased $45.8 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 as a result of additional rigs being placed into service during the past two fiscal years.  In the nine months ended June 30, 2008, the Company had gains from investment securities and sales of assets of $26.3 million compared to gains of $90.7 million in the first nine months of fiscal 2007.  Accounts payable decreased $52.7 million at June 30, 2008 as a result of reduced capital spending associated with the construction of FlexRigs.

Investing activities

Capital expenditures decreased $172.1 million as the building of new FlexRigs was at a reduced pace in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Proceeds from sales of investments, sales of assets and involuntary conversion of long-lived assets decreased $124.0 million.  This decrease is primarily due to the sale of available-for-sale securities and auction rate securities in fiscal 2007 that were used to help fund capital expenditures.  During the third quarter of fiscal 2008, the Company used $12.0 million for the acquisition of TerraVici.

Financing activities

The Company’s net proceeds from long-term debt and notes payable totaled $12.3 million in the first nine months of fiscal 2008 compared to $201.3 million in the first nine months of fiscal 2007.  In fiscal 2007, the Company purchased treasury shares for $17.6 million. Comparing the nine months ended June 30, 2008 to the same period at June 30, 2007, the Company had an increase in proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation of $23.6 million and $11.0 million, respectively and increased bank overdraft positions $15.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

Other Liquidity

The Company’s operating cash requirements and estimated capital expenditures, including rig construction, for fiscal 2008 will be funded through current cash, cash provided from operating activities, funds available under the credit facilities and, if needed, sales of available-for-sale securities.  The Company’s indebtedness totaled $455 million at June 30, 2008, as described in Note 9 to the Consolidated Condensed Financial Statements.

Backlog

The Company’s contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of August 1, 2008 and October 31, 2007 was $2.898 billion and $1.969 billion, respectively.  The increase in the Company’s backlog from September 30, 2007 to June 30, 2008 is primarily due to the execution of additional long-term contracts for the operation of new FlexRigs.  Approximately 91.7 percent of the August 1, 2008 backlog is not reasonably expected to be filled in fiscal 2008.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators.  Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Fixed Term Contract Risk”, “Limited Number of Vendors”, “Thinly Capitalized Vendors” and “Operating and Weather Risks” under Item “1A.  Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2007.

The following table sets forth the total backlog by reportable segment as of August 1, 2008 and October 31, 2007, and the percentage of the August 1, 2008 backlog not reasonably expected to be filled in fiscal 2008:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	08/01/2008	10/31/2007	Expected to be Filled in Fiscal 2008
	(in billions)

U.S. Land	$2.359	$1.696	90.5%
Offshore	.212	.234	93.6%
International Land	.327	.039	98.9%
	$2.898	$1.969

Capital Resources

During the nine months ended June 30, 2008, the Company committed to build 32 new FlexRigs.  Seven of the new rigs will work in Latin American locations and the remaining 25 will be deployed in locations in the United States.  Most of these contracts have minimum term durations of three years, and the remainder have minimum term durations ranging from four to seven years.  Subsequent to June 30, 2008, the Company announced contracts had been signed for an additional 18 rigs to be built. These 50, along with the 77 rigs announced in fiscal years 2005, 2006 and 2007 brings the Company’s commitment to a total of 127 new FlexRigs.  The drilling services are performed on a daywork contract basis.  Through June 30, 2008, 92 rigs were completed for delivery, and 90 of the 92 had begun field operations by June 30, 2008.  The remaining rigs are expected to be completed by the end of fiscal 2009.

Capital expenditures were $509.0 million and $681.1 million for the first nine months of fiscal 2008 and 2007, respectively.  Capital expenditures decreased from 2007 primarily due to the Company’s current construction program of new FlexRigs being at a reduced pace than the previous year as rigs committed to build were completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

The Company anticipates capital expenditures to be approximately $800 million for fiscal 2008, including construction of new FlexRigs.

There were no other significant changes in the Company’s financial position since September 30, 2007.

MATERIAL COMMITMENTS

Material commitments as reported in the Company’s 2007 Annual Report on Form 10-K have not changed significantly with the exception of obligations that have been recorded for uncertain tax positions upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of October 1, 2007.  After the adoption of FIN 48 at October 1, 2007, the Company had $6.6 million of obligations for uncertain tax positions and related interest and penalties.  At June 30, 2008, the Company had $7.6 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies that are “critical” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2007 Annual Report on Form 10-K.  Changes in these critical accounting policies include:

On October 1, 2007 the Company adopted FIN 48.  The adoption of FIN 48 resulted in an increase in the Company’s liability for unrecognized tax benefits of $3.3 million and accrued penalties and interest of $2.0 million.  The total $5.0 million, net of deferred taxes of $0.3 million, was accounted for as a decrease to the September 30, 2007 retained earnings balance.  See Note 11 to the Company’s consolidated condensed financial statements for additional information and related disclosures.

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  Amounts allocated to acquired in-process research and development are expensed at the date of acquisition.  The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact results of operations.  Accordingly, for significant items, assistance from third party valuation specialists is typically obtained.  The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations.  Indefinite-lived intangibles are comprised of trademarks.  At June 30, 2008, goodwill and other indefinite-lived intangibles totaled $1.2 million, which arose from the acquisition of TerraVici.  The Company reviews goodwill and other intangibles at least annually for impairment or more frequently if indicators of impairment warrant additional analysis.  Any excess in carrying value over the estimated fair value is charged to the results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities.  An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method pursuant to SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating FSP EITF 03-6-1 to determine the impact, if any, on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will be applied prospectively to business combinations occurring after the effective date.  Earlier application is prohibited.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 but does not expect its adoption to have a significant impact.

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

June 30, 2008

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•      “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2007;

•      Note 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•      Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk and foreign currency exchange rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Reference is made to the risk factors entitled “Indemnification and Insurance Coverage,” “Currency Risk,” “Increased Receivables in Venezuela” and “Interest Rate Risk” in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2007.  In order to update these risk factors for developments that have occurred during the third quarter of fiscal 2008, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 9 and 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2007.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description

10.1	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 5, 2008	By:	/S/ HANS C HELMERICH
Hans C. Helmerich, President

Date:	August 5, 2008	By:	/S/ DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
10.1	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.