Form 10-K
period 2008-09-30
HELMERICH & PAYNE INC
filed 2008-11-26
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4221

HELMERICH & PAYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-0679879 (I.R.S. Employer Identification No.)
1437 S. Boulder Ave., Suite 1400, Tulsa, Oklahoma (Address of principal executive offices)	74119-3623 (Zip code)
(918) 742-5531 Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.10 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         At March 31, 2008 the aggregate market value of the voting stock held by non-affiliates was $4,722,260,676

         Number of shares of common stock outstanding at November 20, 2008: 105,225,049

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year Ended September 30, 2008	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 4, 2009	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 5, AS WELL AS IN MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 6 THROUGH 42 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2008

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2008

PART I

Item 1.    BUSINESS

        Helmerich & Payne, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. The Company is primarily engaged in contract drilling of oil and gas wells for others and this business accounts for almost all of the Company's operating revenues.

        The Company's contract drilling business is composed of three reportable business segments: U.S. land drilling, offshore drilling and international land drilling. The Company's U.S. land drilling is conducted primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Mississippi, Alabama, Utah, Arkansas, New Mexico, and North Dakota. Offshore drilling operations are conducted in the Gulf of Mexico, and offshore of California, Trinidad and Equatorial Guinea. The Company's international land segment operated in five international locations during fiscal 2008: Venezuela, Ecuador, Colombia, Argentina and Tunisia.

        The Company is also engaged in the ownership, development and operation of commercial real estate and, as a result of the recent acquisition discussed below, the research and development of rotary steerable technology. Both businesses operate independently of the other through wholly-owned subsidiaries. This operating decentralization though is balanced by a centralized finance division, which handles all accounting, information technology, budgeting, insurance, cash management and related activities.

        The Company's real estate investments are located exclusively within Tulsa, Oklahoma, which include a shopping center containing approximately 441,000 leasable square feet, multi-tenant industrial warehouse properties containing approximately 990,000 leasable square feet and approximately 210 acres of undeveloped real estate.

        In May 2008, the Company acquired TerraVici Drilling Solutions, Inc. ("TerraVici") for $12.2 million. The terms of the transaction provide for future contingency payments up to $11 million based on specific commerciality milestones and certain earn-out provisions based on future earnings being met.

        TerraVici is developing patented rotary steerable technology to enhance horizontal and directional drilling operations. The Company acquired TerraVici to complement technology currently used with the FlexRig. The process of drilling has become increasingly challenging as preferred well types deviate from simple vertical drilling. By combining this new technology with the Company's existing capabilities, the Company expects to improve drilling productivity and reduce total well cost to the customer.

CONTRACT DRILLING

  General

        The Company believes that it is one of the major land and offshore drilling contractors in the western hemisphere. Operating principally in North and South America, the Company specializes in shallow to deep drilling in oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, the Company draws its customers primarily from the major oil companies and the larger independent oil companies. In South America, the Company's current customers include the Venezuelan state petroleum company and major international oil companies.

        In fiscal 2008, the Company received approximately 59 percent of its consolidated operating revenues from the Company's ten largest contract drilling customers. Devon Energy Production Co. LP, BP plc and Petroleos de Venezuela S.A. (respectively, "Devon", "BP" and "PDVSA"), including their affiliates, are the Company's three largest contract drilling customers. The Company performs drilling services for Devon in U.S. land operations, BP on a world-wide basis and PDVSA in Venezuela. Revenues from drilling services performed for Devon, BP and PDVSA in fiscal 2008 accounted for approximately 10 percent, 8 percent and 8 percent, respectively, of the Company's consolidated operating revenues for the same period.

  Rigs, Equipment and Facilities

        The Company provides drilling rigs, equipment, personnel and camps on a contract basis. These services are provided so that the Company's customers may explore for and develop oil and gas from onshore areas and from fixed platforms, tension-leg platforms and spars in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. A platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, the Company operates self-moving platform drilling rigs and drilling rigs to be used on tension-leg platforms and spars. The self-moving rig is designed to be moved without the use of expensive derrick barges. The tension-leg platforms and spars allow drilling operations to be conducted in much deeper water than traditional fixed platforms.

        In 1998, the Company put to work a new generation of six highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). The FlexRig has been able to significantly reduce average rig move and drilling times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, the Company built and completed 12 new FlexRig2 rigs. In 2001, the Company announced that it would build an additional 25 new FlexRigs. These new rigs, known as "FlexRig3 rigs", were the next generation of FlexRigs which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRig3s were completed by June of 2003. Subsequently, the Company constructed seven more FlexRig3s at an approximate cost of $11.2 million each. Construction of these rigs was completed by March of 2004.

        Since fiscal 2005, the Company has entered into separate drilling contracts with 25 exploration and production companies to build and operate a total of 127 new FlexRigs. Of the 127 FlexRigs, 49 are FlexRig3s and 78 are FlexRig4s (described below). Each of the drilling contracts provides for a minimum fixed contract term of at least three years, with drilling services to be performed on a daywork contract basis. At September 30, 2008, the Company had completed 102 of the 127 FlexRigs with the remaining 25 expected to be completed by the end of calendar 2009. The total construction cost for the 127-rig project is expected to approximate $2.0 billion, or approximately $15 million per FlexRig.

        While the new FlexRig3s are similar to the Company's existing FlexRig3s, the FlexRig4s are designed to efficiently drill more shallow depth wells of between 4,000 and 14,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate new environmental and safety design. This new design includes a pipe handling system which allows the rig to potentially be operated by a reduced crew and eliminates the need for a casing stabber in the mast.

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

        The Company assembles new FlexRigs at its gulf coast facility near Houston, Texas, and also at the Company's 123,000 square foot fabrication facility located on approximately 11 acres near Tulsa, Oklahoma.

        The Company's Houston rig assembly facility and the facilities of its primary rig fabricator sustained minor damage and loss of power due to Hurricane Ike. However, there has been no material adverse effect upon the Company's business, rig deliveries, operations or financial condition due to Hurricane Ike.

  Drilling Contracts

        The Company's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2008, all drilling services were performed on a "daywork" contract basis, under which the Company charges a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. The Company has previously performed contracts on a combination "footage" and "daywork" basis, under which the Company charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, the Company has previously accepted "turnkey" contracts under which the Company charges a fixed sum to deliver a hole to a stated depth and agrees to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. The Company has not accepted any "footage" or "turnkey" contracts for at least the last ten years. The Company believes that under current market conditions, "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of the Company's drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, bankruptcy of the Company, sustained unacceptable performance by the Company or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.

        Excluding the fixed-term contracts covering the 102 new-build FlexRigs completed as of September 30, 2008, the Company had 16 rigs under fixed-term contracts as of the end of fiscal 2008. While the original duration for these current fixed-term contracts are for twelve-month to three-year periods, some fixed-term and well-to-well contracts are expected to be extended for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

  Backlog

        The Company's contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of October 31, 2008 and 2007 was $3,374 million and $1,969 million, respectively. The increase in the Company's backlog from 2007 to 2008 is primarily due to the execution of additional long-term contracts for the operation of new FlexRigs. Approximately 66.0 percent of the total October 2008 backlog is not reasonably expected to be filled in fiscal 2009. Term contracts customarily provide for termination at the election of the customer with an "early termination payment" to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy of the Company, sustained unacceptable performance by the Company or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company. In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future. The Company obtains certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas gulf coast. Therefore, disruptions in rig component deliveries may occur. Accordingly, the actual amount of revenue earned may vary from the backlog reported. See "Item 1A. Risk Factors."

        The following table sets forth the total backlog by reportable segment as of October 31, 2008 and 2007, and the percentage of the October 31, 2008 backlog not reasonably expected to be filled in fiscal 2009:

	Total Backlog Revenue
			Percentage Not Reasonably Expected to be Filled in Fiscal 2009
Reportable Segment	10/31/2008	10/31/2007
	(in millions)
U.S. Land	$2,876	$1,696	64.1%
Offshore	199	234	75.1%
International	299	39	78.4%

	$3,374	$1,969

U.S. LAND DRILLING

        At the end of September 2008, 2007 and 2006, the Company had 185, 157 and 113 respectively, of its land rigs available for work in the United States. The total number of rigs at the end of fiscal 2008 increased by a net of 28 rigs from the end of fiscal 2007, resulting from new FlexRigs placed into service. The Company's U.S. land operations contributed approximately 76 percent ($1,542.0 million) of the Company's consolidated operating revenues during fiscal 2008, compared with approximately 72 percent ($1,174.9 million) of consolidated operating revenues during fiscal 2007 and approximately 68 percent ($829.1 million) of consolidated operating revenues during fiscal 2006. Rig utilization in fiscal 2008 was approximately 96 percent, down from approximately 97 percent in fiscal 2007 and 99 percent in 2006. The Company's fleet of FlexRigs and highly mobile rigs maintained an average utilization of approximately 98 percent during fiscal 2008 while the Company's conventional rigs had an average utilization rate of approximately 80 percent. A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract. At the close of fiscal 2008, 182 land rigs were working out of 185 available rigs.

OFFSHORE DRILLING

        The Company's offshore operations contributed approximately 8 percent ($154.5 million in fiscal 2008 and $123.1 million in fiscal 2007) of the Company's consolidated operating revenues during both fiscal years, compared to approximately 13 percent ($154.5 million) of the Company's consolidated operating revenues during fiscal 2006. Rig utilization in fiscal 2008 was approximately 75 percent, up from approximately 65 percent in fiscal 2007 and 69 percent in 2006. At the end of fiscal 2008, the Company had eight of its nine offshore platform rigs under contract and continued to work under management contracts for three customer-owned rigs. The management contract for one rig located offshore Equatorial Guinea terminated in early fiscal 2008 but the Company has continued under a standby contract. The Company is currently negotiating a new long-term contract in Equatorial Guinea, and the Company anticipates returning to a full dayrate in fiscal 2010. Revenues from drilling services performed for the Company's largest offshore drilling customer totaled approximately 40 percent of offshore revenues during fiscal 2008.

INTERNATIONAL LAND DRILLING

  General

        The Company's international land operations contributed approximately 16 percent ($328.2 million) of the Company's consolidated operating revenues during fiscal 2008, compared with approximately 20 percent ($320.3 million) of consolidated operating revenues during fiscal 2007 and 19 percent ($230.8 million) in fiscal 2006. Rig utilization in fiscal 2008 was 82 percent and 90 percent in fiscal 2007 and 2006.

  Venezuela

        Venezuelan operations continue to be a significant part of the Company's operations. The Company worked exclusively for the Venezuelan state petroleum company, PDVSA and a PDVSA-owned affiliate, during fiscal 2008 and revenues from this work accounted for approximately 51 percent of international operating revenues. Revenues generated from Venezuelan drilling operations contributed approximately

8 percent ($167.2 million in fiscal 2008 and $127.3 million in fiscal 2007) of the Company's consolidated operating revenues for both fiscal years compared to approximately 7 percent ($84.6 million) of consolidated operating revenues during fiscal 2006. The Company had 11 rigs working in Venezuela at the end of fiscal 2008.

        The Company's rig utilization rate in Venezuela increased from approximately 92 percent during fiscal 2007 to approximately 97 percent in fiscal 2008. Rig utilization in 2006 was 83 percent.

  Ecuador

        At the end of fiscal 2008, the Company had four rigs in Ecuador. During fiscal 2008, the Company transferred two rigs from Ecuador to Colombia and sold two rigs that had been idle. The Company's utilization rate was 59 percent during fiscal 2008, down from 89 percent in fiscal 2007 and 100 percent in fiscal 2006. Revenues generated by Ecuadorian drilling operations contributed approximately 3 percent ($55.1 million) of the Company's consolidated operating revenues during fiscal 2008, as compared with approximately 6 percent ($93.9 million) of consolidated operating revenues during fiscal 2007 and approximately 7 percent ($88.7 million) of consolidated operating revenues during fiscal 2006. Revenues from drilling services performed for the Company's largest customer in Ecuador totaled approximately 1 percent of consolidated operating revenues and approximately 6 percent of international operating revenues during fiscal 2008. The Ecuadorian drilling contracts are primarily with large international or national oil companies.

  Other Locations

        In addition to its operations in Venezuela and Ecuador, at the end of fiscal 2008, the Company had five rigs in Argentina, five rigs in Colombia and one rig in Tunisia. Additionally, four new FlexRigs were completed and ready for delivery at September 30, 2008.

        At the end of October 2008, all rigs in Argentina, Colombia and Tunisia were fully contracted. Two FlexRigs were mobilized to Colombia and commenced operations. Five FlexRigs, including the three rigs completed as of September 30, 2008, are scheduled to be mobilized to Argentina during fiscal 2009.

FINANCIAL

        Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, pages 77 through 81 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        The Company had 6,198 employees within the United States (14 of which were part-time employees) and 1,172 employees in international operations as of September 30, 2008.

AVAILABLE INFORMATION

        Information relating to the Company's internet address and the Company's SEC filings may be found on, and is incorporated by reference to, page 83 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

Item 1A.    RISK FACTORS

        In addition to the risk factors discussed elsewhere in this Report, the Company cautions that the following "Risk Factors" could have a material adverse effect on the Company's business, financial condition and results of operations.

A deteriorating global economy may affect the Company's business.

        As a result of recent volatility in oil and natural gas prices and substantial uncertainty in the capital markets due to the deteriorating global economic environment, the Company is unable to determine whether its customers will reduce spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. The deteriorating global economic environment may impact industry fundamentals, and the potential resulting decrease in demand for drilling rigs could cause the drilling industry to cycle into a downturn. These conditions could have a material adverse effect on the Company's business.

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

        Although many contracts for drilling services are awarded based solely on price, the Company has been successful in establishing long-term relationships with certain customers which have allowed the Company to secure drilling work even though the Company may not have been the lowest bidder for such work. The Company has continued to attempt to differentiate its services based upon its FlexRigs and its engineering design expertise, operational efficiency, safety and environmental awareness. This strategy is less effective when lower demand for drilling services intensifies price competition and makes it more difficult or impossible to compete on any basis other than price. Also, future improvements in operational efficiency and safety by the Company's competitors could negatively affect the Company's ability to differentiate its services.

The Company's operations are subject to a number of operational risks, including weather.

        The drilling operations of the Company are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. The Company's offshore drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Specifically, the Company operates several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis. Damage caused by high winds and turbulent seas could potentially curtail operations on such platform rigs for significant periods of time until the damage can be repaired. Moreover, even if the Company's platform rigs are not directly damaged by such storms, the Company may experience disruptions in operations due to damage to customer platforms and other related facilities in the area.

        The Company has a new-build rig assembly facility located near the Houston, Texas ship channel. Also, the Company's principal fabricator and other vendors are located in the gulf coast region. Due to their location, these facilities are exposed to potentially greater hurricane damage.

Fixed-term contracts may in certain instances be terminated without an early termination payment.

        Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to the Company if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy of the Company, sustained unacceptable performance by the Company or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company. Even if an early termination payment is owed to the Company, the recent deteriorating global economy may affect the customer's ability to pay the early termination payment.

The Company's operations present risks of loss that, if not insured or indemnified against, could adversely affect our results of operations.

        The Company insures its rigs and equipment at estimated replacement cost at the inception of the policy. The Company self-insures a $1 million per occurrence deductible, as well as 10 percent of the estimated replacement cost of offshore rigs and 30 percent of the estimated replacement cost of its land rigs and equipment. Damage from named wind storms is limited to $100 million in the aggregate and the per occurrence deductible increases to $3.5 million. Rig property insurance coverage expires in May 2009. No insurance is carried against loss of earnings or business interruption. The Company is unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, the Company is generally indemnified under its drilling contracts from this risk.

        The Company has insurance coverage for comprehensive general liability, automobile liability, worker's compensation and employer's liability. Generally, casualty deductibles are $1 million or $2 million per occurrence, depending on whether a claim occurs inside or outside of the United States. The Company maintains certain other insurance coverages with deductibles as high as $5 million. Insurance is purchased over deductibles to reduce the Company's exposure to catastrophic events. The Company retains a significant portion of its expected losses under its worker's compensation, general liability and automobile liability programs. The Company records estimates for incurred outstanding liabilities for unresolved worker's compensation, general liability and for claims that are incurred but not reported. Estimates are based on adjuster estimates, historical experience or statistical methods that the Company believes are reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

        No assurance can be given that all or a portion of the Company's coverage will not be cancelled during fiscal 2009 or that insurance coverage will continue to be available at rates considered reasonable. No assurance can be given that the Company's insurance and indemnification arrangements will adequately protect it against all liabilities that could result from the hazards of its drilling operations. Incurring a liability for which the Company is not fully insured or indemnified could materially affect the Company's results of operations.

Shortages of drilling equipment and supplies could adversely affect our operations.

        The contract drilling business is highly cyclical. During periods of increased demand for contract drilling services, delays in delivery and shortages of drilling equipment and supplies can occur. These risks are intensified during periods when the industry experiences significant new drilling rig construction or refurbishment. Any such delays or shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company depends on a limited number of thinly capitalized vendors, the loss of any of which could disrupt the Company's operations.

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

        If the Company's principal fabricator, located on the Texas gulf coast, was unable or unwilling to continue fabricating rig components, then the Company would have to transfer this work to other acceptable fabricators. This transfer could result in significant delay in the completion of new FlexRigs. Any significant interruption in the fabrication of rig components could have a material adverse impact on the Company's business, financial condition and results of operations.

        Certain key rig components are obtained from vendors that are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company or from a small group of companies in the energy industry. These vendors may be disproportionately affected by any loss of business, downturn in the energy industry or reduction or unavailability of credit. Therefore, disruptions in rig component delivery may occur, and such disruptions and terminations could have a material adverse effect on the Company's business, financial condition and results of operations.

Oil and natural gas prices are volatile, and low prices could negatively affect our financial results in the future.

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

International uncertainties and local laws could adversely affect the Company's business.

        International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company's operations or on the ability of the Company to continue operations in certain areas.

        Because of the impact of local laws, the Company's future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which the Company holds only a minority interest or pursuant to arrangements under which the Company conducts operations under contract to local entities. While the Company believes that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on the Company's operations or revenues, there can be no assurance that the Company will in all cases be able to structure or restructure its operations to conform to local law (or the administration thereof) on terms acceptable to the Company.

        Venezuela continues to experience significant political, economic and social instability. In the event that extended labor strikes occur or turmoil increases, the Company could experience shortages in labor and/or materials and supplies necessary to operate some or all of its Venezuelan drilling rigs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company's loss of all or a portion of its assets and business in Venezuela.

        Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2008, approximately 16 percent of the Company's consolidated operating revenues were generated from the international contract drilling business. During fiscal 2008, approximately 95 percent of the international operating revenues were from operations in South America and approximately 71 percent of South American operating revenues were from Venezuela and Ecuador.

The Company's business and results of operations may be adversely affected by foreign currency devaluation.

  General

        Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government-owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. Based upon current information, the Company believes that exposure to potential losses from currency devaluation is immaterial in Colombia, Equatorial Guinea, Trinidad and Tunisia. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at an insignificant level which assists in reducing exposure.

  Argentina

        In 2002, Argentina suffered a 60 percent devaluation of the peso. The Company invoices in (USD) dollars and is paid in pesos equivalent to the dollar invoice. The Company remits the dollars to the parent by exchanging pesos through the Central Bank. The exchange rate between the U.S. dollar and the Argentine peso has stayed within a narrow range for the past seven years and in fiscal 2008, the Company experienced an immaterial currency loss.

        In order to establish a source of local currency to meet current obligations in Argentine pesos, the Company borrowed in the form of an unsecured short-term note from a local bank in Argentina at the market interest rate designated by the bank. The outstanding balance of approximately $1.7 million along with interest was paid in full subsequent to September 30, 2008.

  Venezuela

        On January 1, 2008, the Venezuelan government changed the official Venezuelan currency from the bolivar to the bolivar fuerte (2150 bolivars equals 2.15 bolivar fuerte).

        The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte receivable balances and bolivar fuerte cash balances. In Venezuela, approximately 60 percent of the Company's billings are in U.S. dollars and 40 percent in bolivar fuerte. The significance of this arrangement is that even though the dollar-based invoices may be paid in bolivar fuerte, the Company, historically, has usually been able to convert the bolivar fuerte into U.S. dollars in a timely manner and thus avoid, in large measure, devaluation losses pertaining to the dollar-based invoices paid in bolivar fuerte. However, this arrangement is effective only in the absence of exchange controls. In January 2003, the Venezuelan government put into effect exchange controls that fixed the exchange rate and also prohibited the Company, as well as other companies, from converting bolivars into U.S. dollars through the Central Bank.

        As part of the exchange controls regulation, the Venezuelan government provided a mechanism by which companies could request conversion of bolivar balances into U.S. dollars. In compliance with such regulations, the Company, in October of 2003, submitted a request to the Venezuelan government seeking permission to dividend earnings, which would convert 14 billion bolivars into U.S. dollars. In January 2004, the Venezuelan government approved the Company's request to convert bolivar cash balances to U.S. dollars and allowed the remittance of $8.8 million U.S. dollars as dividends to the U.S.-based parent. This was the first dividend remitted under the new regulation. On January 16, 2006, a dividend of $6.5 million U.S. dollars was remitted to the U.S.-based parent. On August 18, 2006, the Company applied for a $9.3 million dividend. The Venezuelan government subsequently approved $7.2 million of this dividend and on March 6, 2007, the $7.2 million was paid to the U.S.-based parent. As a consequence, the Company's exposure to currency devaluation was reduced by these amounts.

        On July 22, 2008, the Company made applications with the Venezuelan government requesting the approval to convert bolivar fuerte cash balances to U.S. dollars. When and if the Company receives approval from the Venezuelan government, the Company's Venezuelan subsidiary will remit approximately $28.4 million as a dividend to its U.S.-based parent, thus reducing the Company's exposure to currency devaluation.

        While the Company has been successful in obtaining government approval for conversion of bolivar fuerte cash balances to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted. In the event that conversion to U.S. dollars would be prohibited, then bolivar fuerte cash balances would increase and expose the Company to increased risk of devaluation.

        As stated above, the Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte receivable and cash balances. As a result of a 12 percent devaluation of the bolivar during fiscal 2005, the Company experienced total devaluation losses of $0.6 million during that same period.

        Past devaluation losses may not be reflective of the actual potential for future devaluation losses. Even though Venezuela continues to operate under the exchange controls in place and the Venezuelan bolivar fuerte exchange rate is fixed at 2.15 bolivar fuerte to one U.S. dollar, the exact amount and timing of devaluation is uncertain. At September 30, 2008, the Company had a $43.4 million cash balance denominated in bolivar fuerte included in the balance sheet and exposed to the risk of currency devaluation. While the Company is unable to predict future devaluation in Venezuela, if fiscal 2009 balance sheet components are similar to fiscal 2008, and if a 10 percent to 30 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $7 million to $18 million.

        The Company derives its revenue in Venezuela from PDVSA, the Venezuelan state-owned petroleum company. At the end of fiscal 2008, the Company had a net receivable from PDVSA of approximately $65.5 million, of which approximately $5.2 million was 90 days old or older. At November 1, 2008, such receivable balance had decreased to approximately $63.9 million, of which approximately $13.5 million was 90 days old or older. The Company continues to communicate with PDVSA regarding the settlement of the outstanding receivables.

        The Company's Venezuelan subsidiary has received notification from PDVSA that reimbursement of U.S. dollar invoices previously paid in bolivar fuerte will be made only when supporting documentation has been approved. The approval and subsequent payment would result in reducing the foreign currency exposure by approximately $46.3 million. The Company is unable to determine the timing of when payment will be received.

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

Government regulations and environmental laws could adversely affect the Company's business.

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

Variable rate indebtedness subjects the Company to interest rate risk, which could cause our debt service obligations to increase significantly.

        At September 30, 2008, the Company had outstanding, $175 million intermediate-term unsecured debt with staged maturities from August 2009 to August 2014, with varying fixed interest rates for each maturity series. The average interest rate during the next four years on this debt is 6.5 percent, after which it increases to 6.6 percent. The fair value of this debt at September 30, 2008, was approximately $198 million.

        The Company has in place a $400 million senior unsecured credit facility which expires in December of 2011. The Company had $325 million borrowed and three letters of credit totaling $25.9 million outstanding against the facility at September 30, 2008. As of November 20, 2008, borrowings under the facility had declined to $290 million. The interest rate on the borrowings is based on a spread over LIBOR and the Company pays a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company's total debt to total capitalization. The Company also has the option to borrow at the prime rate for maturities of less than 30 days.

        At November 26, 2008, the Company was in discussions with the syndicate leader of the current bank facility about securing another separate bank facility for $100 to $150 million. While there is no certainty that such a facility could be placed, the Company expects that one could be completed and funded by late December 2008 or January 2009. Should the Company be unable to secure additional financing, there is a risk that it would be forced to liquidate a portion of its investment portfolio at depressed market prices in order to fund its capital expenditures planned for 2009.

        The Company also has an agreement with a single bank for an unsecured line of credit for $5 million. The interest rate on borrowings is equal to the prime rate minus 1.75%. At September 30, 2008, the Company had no outstanding borrowings against the credit line.

        Interest rates could rise for various reasons in the future and increase the Company's total interest expense, depending upon the amount borrowed against the credit lines.

The Company's securities portfolio may lose significant value due to a decline in equity prices and other market-related risks, thus impacting the Company's debt ratio and financial strength.

        At September 30, 2008, the Company had a portfolio of securities with a total market value of $384 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the market value of the Company's holdings. Except for the Company's holdings in Atwood Oceanics, Inc. and investments in limited partnerships carried at cost, the portfolio is recorded at fair value on its balance sheet with changes in unrealized after-tax value reflected in the equity section of its balance sheet. Any reduction in market value would have an impact on the Company's debt ratio and financial strength. At November 20, 2008, the market value of the portfolio had dropped to approximately $175 million.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

        In fiscal 2008, the Company received approximately 59 percent of its consolidated operating revenues from the Company's ten largest contract drilling customers and approximately 27 percent of its consolidated operating revenues from the Company's three largest customers (including their affiliates). The Company believes that its relationship with all of these customers is good; however, the loss of one or more of its larger customers would have a material adverse effect on the Company's business, financial condition and results of operations.

Competition for experienced technical personnel may negatively impact our operations or financial results.

        The Company utilizes highly skilled personnel in operating and supporting its businesses. In times of high utilization, it can be difficult to find qualified individuals. Although to date the Company's operations have not been materially affected by competition for personnel, an inability to obtain a sufficient number of qualified personnel could materially impact the Company's business, financial condition and results of operations.

New technologies may cause the Company's drilling methods and equipment to become less competitive, resulting in an adverse effect on the Company's financial condition and results of operations.

        Although the Company takes measures to ensure that it uses advanced oil and natural gas drilling technology, changes in technology or improvements in competitors' equipment could make the Company's equipment less competitive or require significant capital investments to keep its equipment competitive.

Item 1B.    UNRESOLVED STAFF COMMENTS

        The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning the Company's U.S. drilling rigs as of September 30, 2008:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
MISSISSIPPI	169	18,000	SCR (FlexRig1)	1,500
NORTH DAKOTA	179	18,000	SCR (FlexRig2)	1,500
NORTH DAKOTA	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500
TEXAS	213	18,000	AC (FlexRig3)	1,500
TEXAS	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
OKLAHOMA	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
TEXAS	219	18,000	AC (FlexRig3)	1,500
TEXAS	220	18,000	AC (FlexRig3)	1,500
LOUISIANA	221	18,000	AC (FlexRig3)	1,500
TEXAS	222	18,000	AC (FlexRig3)	1,500
TEXAS	223	18,000	AC (FlexRig3)	1,500
TEXAS	224	18,000	AC (FlexRig3)	1,500
OKLAHOMA	225	18,000	AC (FlexRig3)	1,500
TEXAS	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	228	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	230	18,000	AC (FlexRig3)	1,500
TEXAS	231	18,000	AC (FlexRig3)	1,500
TEXAS	232	18,000	AC (FlexRig3)	1,500
TEXAS	233	18,000	AC (FlexRig3)	1,500
TEXAS	234	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	235	18,000	AC (FlexRig3)	1,500
CALIFORNIA	236	18,000	AC (FlexRig3)	1,500
TEXAS	237	18,000	AC (FlexRig3)	1,500
TEXAS	238	18,000	AC (FlexRig3)	1,500
COLORADO	239	18,000	AC (FlexRig3)	1,500
CALIFORNIA	240	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	241	18,000	AC (FlexRig3)	1,500
TEXAS	243	18,000	AC (FlexRig3)	1,500
TEXAS	244	18,000	AC (FlexRig3)	1,500
TEXAS	245	18,000	AC (FlexRig3)	1,500
TEXAS	246	18,000	AC (FlexRig3)	1,500
TEXAS	247	18,000	AC (FlexRig3)	1,500
TEXAS	248	18,000	AC (FlexRig3)	1,500
TEXAS	249	18,000	AC (FlexRig3)	1,500
OKLAHOMA	250	18,000	AC (FlexRig3)	1,500
OKLAHOMA	251	18,000	AC (FlexRig3)	1,500
OKLAHOMA	252	18,000	AC (FlexRig3)	1,500
TEXAS	253	18,000	AC (FlexRig3)	1,500
TEXAS	254	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	258	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	18,000	AC (FlexRig3)	1,500
TEXAS	260	18,000	AC (FlexRig3)	1,500
CALIFORNIA	261	18,000	AC (FlexRig3)	1,500
CALIFORNIA	262	18,000	AC (FlexRig3)	1,500
TEXAS	263	18,000	AC (FlexRig3)	1,500
TEXAS	264	18,000	AC (FlexRig3)	1,500
TEXAS	265	18,000	AC (FlexRig3)	1,500
TEXAS	266	18,000	AC (FlexRig3)	1,500
TEXAS	267	18,000	AC (FlexRig3)	1,500
OKLAHOMA	268	18,000	AC (FlexRig3)	1,500
TEXAS	269	18,000	AC (FlexRig3)	1,500
COLORADO	271	14,000	AC (FlexRig4)	1,500
COLORADO	272	14,000	AC (FlexRig4)	1,500
COLORADO	273	14,000	AC (FlexRig4)	1,500
COLORADO	274	14,000	AC (FlexRig4)	1,500
COLORADO	275	14,000	AC (FlexRig4)	1,500
COLORADO	276	14,000	AC (FlexRig4)	1,500
COLORADO	277	14,000	AC (FlexRig4)	1,500
COLORADO	278	14,000	AC (FlexRig4)	1,500
COLORADO	279	14,000	AC (FlexRig4)	1,500
COLORADO	280	14,000	AC (FlexRig4)	1,500
NEW MEXICO	281	8,000	AC (FlexRig4)	1,150
NEW MEXICO	282	8,000	AC (FlexRig4)	1,150
NEW MEXICO	283	8,000	AC (FlexRig4)	1,150
WYOMING	284	14,000	AC (FlexRig4)	1,500
WYOMING	285	14,000	AC (FlexRig4)	1,500
WYOMING	286	14,000	AC (FlexRig4)	1,500
WYOMING	287	14,000	AC (FlexRig4)	1,500
TEXAS	288	14,000	AC (FlexRig4)	1,500
TEXAS	289	14,000	AC (FlexRig4)	1,500
COLORADO	290	14,000	AC (FlexRig4)	1,500
COLORADO	291	8,000	AC (FlexRig4)	1,150

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
COLORADO	292	8,000	AC (FlexRig4)	1,150
TEXAS	293	14,000	AC (FlexRig4)	1,500
TEXAS	294	14,000	AC (FlexRig4)	1,500
TEXAS	295	14,000	AC (FlexRig4)	1,500
TEXAS	296	14,000	AC (FlexRig4)	1,500
TEXAS	297	14,000	AC (FlexRig4)	1,500
UTAH	298	14,000	AC (FlexRig4)	1,500
TEXAS	299	14,000	AC (FlexRig4)	1,500
TEXAS	300	14,000	AC (FlexRig4)	1,500
TEXAS	301	8,000	AC (FlexRig4)	1,150
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150
TEXAS	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
NEW MEXICO	306	8,000	AC (FlexRig4)	1,150
WYOMING	307	14,000	AC (FlexRig4)	1,500
WYOMING	308	14,000	AC (FlexRig4)	1,500
WYOMING	309	14,000	AC (FlexRig4)	1,500
WYOMING	310	14,000	AC (FlexRig4)	1,500
WYOMING	311	14,000	AC (FlexRig4)	1,500
TEXAS	312	14,000	AC (FlexRig4)	1,500
TEXAS	313	14,000	AC (FlexRig4)	1,500
TEXAS	314	14,000	AC (FlexRig4)	1,500
WYOMING	315	14,000	AC (FlexRig4)	1,500
COLORADO	316	14,000	AC (FlexRig4)	1,500
COLORADO	317	14,000	AC (FlexRig4)	1,500
COLORADO	318	14,000	AC (FlexRig4)	1,500
COLORADO	319	14,000	AC (FlexRig4)	1,500
COLORADO	320	14,000	AC (FlexRig4)	1,500
COLORADO	321	14,000	AC (FlexRig4)	1,500
COLORADO	322	14,000	AC (FlexRig4)	1,500
COLORADO	323	14,000	AC (FlexRig4)	1,500
COLORADO	324	14,000	AC (FlexRig4)	1,500
COLORADO	325	14,000	AC (FlexRig4)	1,500
COLORADO	326	14,000	AC (FlexRig4)	1,500
TEXAS	327	14,000	AC (FlexRig4)	1,500
TEXAS	328	14,000	AC (FlexRig4)	1,500
TEXAS	331	14,000	AC (FlexRig4)	1,500
TEXAS	332	14,000	AC (FlexRig4)	1,500
TEXAS	340	8,000	AC (FlexRig4)	1,150
TEXAS	341	14,000	AC (FlexRig4)	1,500
TEXAS	342	14,000	AC (FlexRig4)	1,500
NEW MEXICO	370	18,000	AC (FlexRig3)	1,500
OKLAHOMA	371	18,000	AC (FlexRig3)	1,500
TEXAS	372	18,000	AC (FlexRig3)	1,500
TEXAS	373	18,000	AC (FlexRig3)	1,500
OKLAHOMA	374	18,000	AC (FlexRig3)	1,500
TEXAS	375	18,000	AC (FlexRig3)	1,500
OKLAHOMA	376	18,000	AC (FlexRig3)	1,500
HIGHLY MOBILE RIGS
ARKANSAS	140	10,000	Mechanical	900
OKLAHOMA	158	10,000	SCR	900
TEXAS	156	12,000	Mechanical	1,200
WYOMING	159	12,000	Mechanical	1,200

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
OKLAHOMA	141	14,000	Mechanical	1,200
TEXAS	142	14,000	Mechanical	1,200
OKLAHOMA	143	14,000	Mechanical	1,200
TEXAS	145	14,000	Mechanical	1,200
TEXAS	155	14,000	SCR	1,200
TEXAS	146	16,000	SCR	1,200
TEXAS	147	16,000	SCR	1,200
COLORADO	154	16,000	SCR	1,500
CONVENTIONAL RIGS
OKLAHOMA	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
OKLAHOMA	118	16,000	SCR	1,200
OKLAHOMA	119	16,000	SCR	1,200
TEXAS	120	16,000	SCR	1,200
TEXAS	171	16,000	SCR	1,000
NORTH DAKOTA	172	16,000	Mechanical	1,000
LOUISIANA	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
LOUISIANA	79	20,000	SCR	2,000
OKLAHOMA	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	97	26,000	SCR	2,000
TEXAS	99	26,000	SCR	2,000
LOUISIANA	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
TEXAS	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
OFFSHORE PLATFORM RIGS
TRINIDAD	203	20,000	Self-Erecting	2,500
TEXAS	205	20,000	Self-Erecting	2,000
GULF OF MEXICO	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
GULF OF MEXICO	105	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

        The following table sets forth information with respect to the utilization of the Company's U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2004	2005	2006	2007	2008
U.S. Land Rigs
Number of rigs at end of period	87	91	113	157	185
Average rig utilization rate during period (1)	87%	94%	99%	97%	96%
U.S. Offshore Platform Rigs
Number of rigs at end of period	11	11	9	9	9
Average rig utilization rate during period (1)	48%	53%	69%	65%	75%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

        The following table sets forth certain information concerning the Company's international drilling rigs as of September 30, 2008:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
Argentina	123	26,000	SCR	2,100
Argentina	139	30,000+	SCR	3,000
Argentina	151	30,000+	SCR	3,000
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Argentina	335	8,000	AC (FlexRig4)	1,150
Argentina	336	8,000	AC (FlexRig4)	1,150
Argentina	337	8,000	AC (FlexRig4)	1,150
Colombia	133	30,000	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Colombia	333	8,000	AC (FlexRig4)	1,150
Colombia	334	8,000	AC (FlexRig4)	1,150
Colombia	176	18,000	SCR	1,500
Colombia	190	26,000	SCR	2,000
Ecuador	132	18,000	SCR	1,500
Ecuador	121	20,000	SCR	1,700
Ecuador	117	26,000	SCR	2,500
Ecuador	138	26,000	SCR	2,500
Tunisia	242	18,000	AC (FlexRig3)	1,500
Venezuela	160	26,000	SCR	2,000
Venezuela	113	30,000	SCR	3,000
Venezuela	115	30,000	SCR	3,000
Venezuela	116	30,000	SCR	3,000
Venezuela	127	30,000	SCR	3,000
Venezuela	128	30,000	SCR	3,000
Venezuela	129	30,000	SCR	3,000
Venezuela	135	30,000	SCR	3,000
Venezuela	150	30,000	SCR	3,000
Venezuela	174	30,000	SCR	3,000
Venezuela	153	30,000+	SCR	3,000

        The following table sets forth information with respect to the utilization of the Company's international drilling rigs for the periods indicated:

	Years ended September 30,
	2004	2005	2006	2007	2008
Number of rigs at end of period	32	26	27	27	30
Average rig utilization rate during period (1)(2)	54%	77%	90%	90%	82%

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

Item 3.    LEGAL PROCEEDINGS

        In connection with the Company's Foreign Corrupt Practices Act training, questions were raised about the legality of certain past payments by one of the Company's subsidiaries in connection with the passage of materials through customs in Latin America. In consultation with the Audit and Governance Committees of the Board of Directors, the Company engaged outside counsel and outside accountants to review these payments, other transactions of the subsidiary, and transactions at certain of the Company's other operations in Latin America. Although the review is ongoing, outside counsel has substantially completed a review of such subsidiary as well as certain of the Company's other operations in Latin America and, based on such review, the Company believes the amount of such questionable payments is not material, and the Company does not expect any material impact to the Company or its financial statements. The Company has contacted the Securities and Exchange Commission and the U.S. Department of Justice to inform them of this matter, and intend to cooperate fully with these governmental authorities.

        In addition, the Company is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company. The Company is not a party to, and none of its property is subject to, any material pending legal proceedings.

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

W. H. Helmerich, III, 85	Chairman of the Board since 1960; Director since 1949
Hans Helmerich, 50	President and Chief Executive Officer since 1989; Director since 1987
Douglas E. Fears, 59	Executive Vice President and Chief Financial Officer since June 2008; Vice President and Chief Financial Officer since1988
Steven R. Mackey, 57	Executive Vice President, Secretary and General Counsel since June 2008; Secretary since 1990; Vice President and General Counsel since 1988
John W. Lindsay, 47
Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. since 2006; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. since 1997
M. Alan Orr, 57
Executive Vice President, Engineering and Development of Helmerich & Payne International Drilling Co. since 2006; Vice President and Chief Engineer of Helmerich & Payne International Drilling Co. since 1992
Gordon K. Helm, 55	Vice President and Controller. Vice President since 2008; Controller since 1993

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2007		2008
Quarter	High	Low	High	Low
First	$27.65	$21.26	$40.60	$29.49
Second	31.00	22.72	47.89	32.86
Third	36.57	30.00	77.24	45.57
Fourth	36.76	27.68	75.38	39.33

        The Company paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2007	2008	2007	2008
First	$.045	$.045	$4,654,299	$4,678,511
Second	.045	.045	4,656,468	4,685,576
Third	.045	.045	4,660,362	4,706,051
Fourth	.045	.050	4,667,309	5,272,654

        Payment of future dividends will depend on earnings and other factors.

        As of November 21, 2008, there were 675 record holders of the Company's common stock as listed by the transfer agent's records.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion & Analysis of Financial Condition and Results of Operations contained on pages 6 through 82 of the Company's Annual Report (Exhibit 13 to this Form 10-K). All per share amounts have been adjusted as a result of a two-for-one stock split effective June 26, 2006.

Five-year Summary of Selected Financial Data

	2004	2005	2006	2007	2008
	(in thousands except per share amounts)
Operating revenues	$589,056	$800,726	$1,224,813	$1,629,658	$2,036,543
Asset Impairment	51,516	—	—	—	—
Income from continuing operations	4,359	127,606	293,858	449,261	461,738
Income from continuing operations per common share:
Basic	0.04	1.25	2.81	4.35	4.43
Diluted	0.04	1.23	2.77	4.27	4.34
Total assets	1,406,844	1,663,350	2,134,712	2,885,369	3,588,045
Long-term debt	200,000	200,000	175,000	445,000	475,000
Cash dividends declared per common share	0.16125	0.165	0.1725	0.18	0.185

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item may be found on, and is incorporated by reference to, pages 6 through 42 of the Company's Annual Report (Exhibit 13 to this Form 10-K) under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page 5 of this Report and on, and is incorporated by reference to, the following pages of the Company's Annual Report (Exhibit 13 to this Form 10-K) under Management's Discussion & Analysis of Financial Condition and Results of Operations and in Notes to Consolidated Financial Statements:

Market Risk	Page
• Foreign Currency Exchange Rate Risk	37-39
• Credit Risk	39-40
• Commodity Price Risk	40-41
• Interest Rate Risk	41-42
• Equity Price Risk	42

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages 44 through 82 of the Company's Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        a)    Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that:

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

        b)    Management's Report on Internal Control over Financial Reporting.

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

    Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on the Company's evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2008.

    The Company's independent registered public accounting firm that audited the Company's financial statements, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears below at the end of this Item 9A of Form 10-K.

        c)     Changes in Internal Control Over Financial Reporting

    There were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

* * *

Report of Independent Registered Public Accounting Firm

  The Board of Directors and Shareholders
  Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2008 of Helmerich & Payne, Inc. and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Tulsa, Oklahoma
November 25, 2008

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        This information (under the captions "Proposal 1—Election of Directors," "Committees," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance") is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2009, to be filed with the Commission not later than 120 days after September 30, 2008. Information required under this item with respect to executive officers under Item 401 of Regulation S-K appears under "Executive Officers of the Company" in Part I of this Form 10-K.

        The Company has adopted a Code of Ethics applicable to its CEO, CFO and Senior Financial Officers. The text of such Code is located on the Company's website under "Corporate Governance." The Company's Internet address is www.hpinc.com. The Company intends to disclose any amendments to or waivers from its Code of Ethics on its website.

Item 11.    EXECUTIVE COMPENSATION

        This information regarding executive compensation (beginning with the caption "Executive Compensation, Discussion and Analysis" and ending with the caption "Potential Payments Upon Termination"), as well as director compensation and compensation committee interlocks and insider participation (under the captions "Director Compensation in Fiscal 2008" and "Compensation Committee Interlocks and Insider Participation") is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2009, to be filed with the Commission not later than 120 days after September 30, 2008.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information (under the captions "Summary of All Existing Equity Compensation Plans," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management") is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2009, to be filed with the Commission not later than 120 days after September 30, 2008.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This information (under the captions "Transactions With Related Persons, Promoters and Certain Control Persons" and "Corporate Governance") is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2009, to be filed with the Commission not later than 120 days after September 30, 2008.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information (under the caption "Audit Fees") is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2009, to be filed with the Commission not later than 120 days after September 30, 2008.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in the Company's Annual Report to Stockholders (Exhibit 13 to this Form 10-K) on the pages indicated below and are incorporated herein by reference:
			Page
		Report of Independent Registered Public Accounting Firm	43
		Consolidated Statements of Income for the Years Ended September 30, 2008, 2007 and 2006	44
		Consolidated Balance Sheets at September 30, 2008 and 2007	45-46
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2008, 2007 and 2006	47
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006	48
		Notes to Consolidated Financial Statements	49-82
	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.
	3.	Exhibits. The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated by reference are duly noted as such.
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
10.20
First Amendment to First Amended and Restated Credit Agreement dated December 17, 2007, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 18, 2007.
10.21
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.22
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.23
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.24	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.25	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 9, 2004, SEC File No. 001-04221.
10.26
Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company's Amended Schedule 13D filed on July 21, 2004.
10.27
Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 14, 2004, SEC File No. 001-04221.

*10.28	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 6, 2007, SEC File No. 001-04221.
*10.29	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
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
10.33	Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.34	Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
13.	The Company's Annual Report to Shareholders for fiscal 2008.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
Date: November 26, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG William L. Armstrong, Director Date: November 26, 2008	By	/s/ GLENN A. COX Glenn A. Cox, Director Date: November 26, 2008
By	/s/ RANDY A. FOUTCH Randy A. Foutch, Director Date: November 26, 2008	By	/s/ HANS HELMERICH Hans Helmerich, Director and CEO Date: November 26, 2008
By	/s/ W. H. HELMERICH, III W. H. Helmerich, III, Director Date: November 26, 2008	By	/s/ PAULA MARSHALL Paula Marshall, Director Date: November 26, 2008
By	/s/ FRANCIS ROONEY Francis Rooney, Director Date: November 26, 2008	By	/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr., Director Date: November 26, 2008
By	/s/ JOHN D. ZEGLIS John D. Zeglis, Director Date: November 26, 2008	By	/s/ DOUGLAS E. FEARS Douglas E. Fears (Principal Financial Officer) Date: November 26, 2008
By	/s/ GORDON K. HELM Gordon K. Helm (Principal Accounting Officer) Date: November 26, 2008

Exhibit Index

        The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 11, 2007, SEC File No. 001-04221.
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

Exhibit No.	Description
*10.11	Form of Director Nonqualified Stock Option Agreement for the 2000 Helmerich & Payne, Inc. Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
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
10.20
First Amendment to First Amended and Restated Credit Agreement dated December 17, 2007, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and Bank of Oklahoma, National Association is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 18, 2007.
10.21
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.22
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.

Exhibit No.	Description
10.23	Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.24	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.25	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 9, 2004, SEC File No. 001-04221.
10.26
Shareholders Agreement and Registration Rights Agreement dated July 19, 2004 between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 1.1 of the Company's Amended Schedule 13D filed on July 21, 2004.
10.27
Underwriting Agreement dated October 13, 2004, between Helmerich & Payne International Drilling Co. and various underwriters is incorporated herein by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 14, 2004, SEC File No. 001-04221.
*10.28	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 6, 2007, SEC File No. 001-04221.
*10.29	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
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
10.33	Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.34	Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
13.	The Company's Annual Report to Shareholders for fiscal 2008.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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