Form 10-Q
period 2008-12-31
HELMERICH & PAYNE INC
filed 2009-02-03
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

CLASS	OUTSTANDING AT January 31, 2009
Common Stock, $0.10 par value	105,319,272

Total Number of Pages - 31

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$138,024	$121,513
Accounts receivable, less reserve of $1,336 at December 31, 2008 and $1,331 at September 30, 2008	460,566	462,833
Inventories	41,994	33,098
Deferred income tax	15,606	21,939
Prepaid expenses and other	60,151	51,264
Total current assets	716,341	690,647

Investments	173,549	199,266
Property, plant and equipment, net	2,885,454	2,682,251
Other assets	12,667	15,881

Total assets	$3,788,011	$3,588,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,872	$153,851
Accrued liabilities	150,201	128,373
Notes payable	—	1,733
Long-term debt due within one year	25,000	25,000
Total current liabilities	360,073	308,957

Noncurrent liabilities:
Long-term notes payable	490,000	475,000
Deferred income taxes	492,885	479,963
Other	58,608	58,651
Total noncurrent liabilities	1,041,493	1,013,614

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	170,197	169,497
Retained earnings	2,222,515	2,082,518
Accumulated other comprehensive income	16,956	38,407
Treasury stock, at cost	(33,929)	(35,654)
Total shareholders’ equity	2,386,445	2,265,474

Total liabilities and shareholders’ equity	$3,788,011	$3,588,045

The accompanying notes are an integral part of these statements.

 HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007

Operating revenues:
Drilling – U.S. Land	$475,204	$347,644
Drilling – Offshore	50,488	27,281
Drilling – International Land	95,178	78,602
Other	2,884	3,136
	623,754	456,663

Operating costs and other:
Operating costs, excluding depreciation	330,928	235,795
Depreciation	54,772	43,984
General and administrative	15,148	13,903
Research and development	1,677	—
Gain from involuntary conversion of long-lived assets	(277)	(4,810)
Income from asset sales	(914)	(842)
	401,334	288,030

Operating income	222,420	168,633

Other income (expense):
Interest and dividend income	1,786	1,115
Interest expense	(3,700)	(4,831)
Gain on sale of investment securities	—	130
Other	128	(616)
	(1,786)	(4,202)

Income before income taxes and equity in income of affiliate	220,634	164,431

Income tax provision	81,248	60,146
Equity in income of affiliate net of income taxes	5,889	3,545

NET INCOME	$145,275	$107,830

Earnings per common share:
Basic	$1.38	$1.04
Diluted	$1.36	$1.02

Weighted average shares outstanding:
Basic	105,249	103,509
Diluted	106,431	105,615

Dividends declared per common share	$0.050	$0.045

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$145,275	$107,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,772	43,984
Provision for bad debt	8	681
Equity in income of affiliate before income taxes	(9,500)	(5,718)
Stock-based compensation	2,200	2,059
Gain from involuntary conversion of long-lived assets	(277)	(4,810)
Income from asset sales	(914)	(842)
Other	1	(1)
Deferred income tax expense	28,141	22,944
Change in assets and liabilities-
Accounts receivable	2,259	(30,281)
Inventories	(8,896)	(102)
Prepaid expenses and other	(5,675)	(7,123)
Accounts payable	20,611	(42,533)
Accrued liabilities	21,834	21,193
Deferred income taxes	3,884	2,136
Other noncurrent liabilities	856	1,474
Net cash provided by operating activities	254,579	110,891

INVESTING ACTIVITIES:
Capital expenditures	(250,381)	(149,844)
Insurance proceeds from involuntary conversion	277	8,500
Proceeds from asset sales	1,411	1,386
Other	(16)	—
Net cash used in investing activities	(248,709)	(139,958)

FINANCING ACTIVITIES:
Decrease in notes payable	(1,733)	—
Proceeds from line of credit	920,000	830,000
Payments on line of credit	(905,000)	(790,000)
Increase in bank overdraft	2,330	—
Dividends paid	(5,273)	(4,668)
Proceeds from exercise of stock options	300	1,365
Excess tax benefit from stock-based compensation	17	662
Net cash provided by financing activities	10,641	37,359

Net increase in cash and cash equivalents	16,511	8,292
Cash and cash equivalents, beginning of period	121,513	89,215
Cash and cash equivalents, end of period	$138,024	$97,507

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2008

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2008	107,058	$10,706	$169,497	$2,082,518	$38,407	1,835	$(35,654)	$2,265,474

Comprehensive Income:
Net income				145,275				145,275
Other comprehensive income,
Unrealized losses on available-for-sale securities (net of $13,147 income tax)					(21,451)			(21,451)

Total comprehensive income								123,824

Capital adjustment of equity investee			174					174
Cash dividends ($0.05 per share)				(5,278)				(5,278)
Exercise of stock options			(150)			(23)	450	300
Tax benefit of stock-based awards, including excess tax benefits of $21			(249)					(249)
Treasury stock issued for vested restricted stock			(1,275)			(66)	1,275	—
Stock-based compensation			2,200					2,200

Balance, December 31, 2008	107,058	$10,706	$170,197	$2,222,515	$16,956	1,746	$(33,929)	$2,386,445

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2008 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to current year presentation.  Specifically, the Real Estate segment shown separately at December 31, 2007, has been included with all other non-reportable business segments.

2.               Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Basic weighted average shares	105,249	103,509
Effect of dilutive shares:
Stock options and restricted stock	1,182	2,106
Diluted weighted average shares	106,431	105,615

For the three months ended December 31, 2008, options to purchase 1,869,424 shares of common stock were outstanding but were not included in the computation of diluted earnings per share. Inclusion of these shares would be antidilutive.

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

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities 12/31/08	$7,685	$33,269	$—	$40,954
Equity securities 09/30/08	$7,685	$67,867	$—	$75,552

The investment in the limited partnership carried at cost was $12.4 million at December 31, 2008 and September 30, 2008. The estimated fair value of the investments carried at cost was $14.5 million and $17.3 million at December 31, 2008 and September 30, 2008, respectively. The assets held in the Non-qualified Supplemental Savings Plan are valued at fair market which totaled $5.5 million at December 31, 2008 and $6.4 million at September 30, 2008. The recorded amounts for investments accounted for under the equity method are $114.7 million and $104.9 million at December 31, 2008 and September 30, 2008, respectively. During the three months ended December 31, 2008, the Company increased the equity investment $0.3 million ($0.2 million, net of tax) to account for capital transactions of Atwood Oceanics, Inc. (Atwood). At December 31, 2008, the Company owned 8,000,000 shares of Atwood.

5.               Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Net Income	$145,275	$107,830
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	(34,598)	(8,393)
Income taxes	13,147	3,189
	(21,451)	(5,204)

Reclassification of realized gains in net income	—	(130)
Income taxes	—	49
	—	(81)

Minimum pension liability adjustments	—	(3)
Income taxes	—	1
	—	(2)

Total comprehensive income	$123,824	$102,543

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	December 31,	September 30,
	2008	2008
Unrealized appreciation on securities, net	$20,627	$42,078
Unrecognized actuarial gain (loss) and prior service cost	(3,671)	(3,671)
Accumulated other comprehensive income	$16,956	$38,407

6.               Fair Value Measurement

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company’s adoption of the required portions of SFAS 157 as of October 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delayed the required adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010. The Company is currently evaluating the impact, if any, of the adoption of FSP 157-2 on its financial position, results of operations or cash flows.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:

•                  Level 1 – Observable inputs that reflect quoted prices in active markets for identical assets or liabilities in active markets.

•                  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.

At December 31, 2008, the Company’s financial assets utilizing Level 1 inputs include cash equivalents as well as equity securities with active markets. For these items, quoted current market prices are readily available. The Company does not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s fair value hierarchy for financial assets as of December 31, 2008:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Money market funds	$90,704	$90,704	$—	$—

Investments	40,954	40,954	—	—

Total assets at fair value	$131,658	$131,658	$—	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, and September 30, 2008.

	December 31,	September 30,
	2008	2008
	(in thousands)
Carrying value of long-term fixed-rate debt	$175.0	$175.0
Fair value of long-term fixed-rate debt	$210.2	$198.0

The fair value of the long-term fixed-rate debt was calculated using discounted future cash flows.

In February 2007, the FASB issued SFAS No. 159 which permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company did not elect the fair value option for any of its existing financial instruments other than those already measured at fair value. Therefore, the Company’s adoption of SFAS No. 159 as of October 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows.

7.               Cash Dividends

The $0.05 cash dividend declared September 3, 2008, was paid December 1, 2008. On December 2, 2008, a cash dividend of $0.05 per share was declared for shareholders of record on February 13, 2009, payable March 2, 2009.

8.               Stock-Based Compensation

The Company has one plan providing for common-stock based awards to employees and to non-employee Directors. The plan permits the granting of various types of awards including stock options and restricted stock awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. Vesting requirements are determined by the Human Resources Committee of the Company’s Board of Directors. Readers should refer to Note 5 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for additional information related to stock-based compensation.

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

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Compensation expense
Stock options	$1,837	$1,697
Restricted stock	363	362
	$2,200	$2,059

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2008 and 2007:

	2008	2007

Risk-free interest rate	1.7%	3.3%
Expected stock volatility	43.4%	31.1%
Dividend yield	.9%	.5%
Expected term (in years)	5.8	4.8

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three months ended December 31, 2008 is presented in the following table:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
December 31, 2008	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at October 1, 2008	4,819	$20.02
Granted	865	21.07
Exercised	(23)	12.95
Forfeited/Expired	(5)	29.12
Outstanding at December 31, 2008	5,656	$20.20	6.17	$14,425
Vested and expected to vest at December 31, 2008	5,596	$20.15	6.14	$14,536

Exercisable at December 31, 2008	3,844	$17.08	4.81	$21,785

The weighted-average fair value of options granted in the first quarter of fiscal 2009 was $8.16.

The total intrinsic value of options exercised during the three months ended December 31, 2008 was $0.3 million.

As of December 31, 2008, the unrecognized compensation cost related to the stock options was $16.5 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years. The Company recognizes compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.

A summary of the status of the Company’s restricted stock awards as of December 31, 2008 and changes during the three months then ended is presented below:

	Three months ended
	December 31, 2008
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1,	243	$29.27
Granted	—	—
Vested	(66)	29.52
Forfeited	—	—
Unvested at December 31,	177	$30.06

As of December 31, 2008, there was $3.3 million of total unrecognized compensation cost related to restricted stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.               Notes Payable and Long-term Debt

At December 31, 2008, the Company had the following unsecured long-term debt outstanding (in thousands):

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2009	5.91%	$25,000
August 15, 2012	6.46%	75,000
August 15, 2014	6.56%	75,000
Senior credit facility:
December 18, 2011	.83%-2.26%	340,000
		515,000
Less long-term debt due within one year		25,000
Long-term debt		$490,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

The Company has an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility which matures December 2011. While the Company has the option to borrow at the prime rate for maturities of less than 30 days, the Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (LIBOR). The Company pays a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company’s total debt to total capitalization. The LIBOR spread ranges from .30 percent to .45 percent depending on the ratios. At December 31, 2008, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum. At December 31, 2008, the Company had three letters of credit totaling $25.9 million under the facility and had $340 million borrowed against the facility with $34.1 million available to borrow. The advances bear interest ranging from 0.83 percent to 2.26 percent. Subsequent to December 31, 2008, the debt was reduced $105 million with proceeds from a new line of credit discussed below and by an additional $15 million from funds generated by operating activities.

On January 21, 2009, the Company closed on an agreement with a five-bank syndicate for a $105 million unsecured line of credit that will mature January 2010. The Company anticipates that this loan will remain funded for the entire term and that all borrowings will accrue interest at a spread over 30 day LIBOR. The spread over LIBOR is determined according to the same scale of debt to total capitalization used in the Company’s $400 million facility which is described in the preceding paragraph. The LIBOR spread range for the new facility has increased to a range of 2 percent to 2.75 percent. As of the closing, the initial LIBOR spread on the borrowing was 2.25 percent. Simultaneous with the closing of this facility, the Company entered into an interest-rate swap with the same maturity and a notional amount of $105 million. The Company believes that the swap will act to fix the annualized interest rate of the facility at approximately 3.17 percent assuming the spread at closing remains at 2.25 percent.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Financial covenants in both facilities require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00. Both facilities contain additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2008, the Company was in compliance with all debt covenants.

As of December 31, 2008, the Company had unsecured letters of credit totaling $6.3 million and a $0.7 million secured letter of credit both of which were used to obtain surety bonds for the international operations. Subsequent to December 31, 2008, the $0.7 million secured letter of credit and the underlying collateral was released.

10.         Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2008 and 2007 was 36.8 percent and 36.6 percent, respectively. The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

11.         Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $384.4 million are outstanding at December 31, 2008.

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

12.         Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to major oil and gas exploration companies. The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, Argentina and other South American countries. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its International Land operations into one reportable segment. Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.

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

Due to the continued growth of the drilling segments over the past few years, the Company re-evaluated its reportable segments.  With the growth of the drilling segments, the Real Estate segment has become a smaller percentage of total segment operating income.  In the evaluation of segment reporting, the Company determined that the total of external revenues reported by the three reportable operating segments, U.S. Land, Offshore and International Land, comprised more than 75 percent of total consolidated revenue. As a result, the Real Estate segment previously shown as a reportable segment has been included with all other non-reportable business segments.  Revenues included in all other consist primarily of rental income.  The three months ended December 31, 2007 have been restated to reflect this change.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended December 31, 2008, and 2007, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2008
Contract Drilling:
U.S. Land	$475,204	$—	$475,204	$194,048
Offshore	50,488	—	50,488	14,710
International Land	95,178	—	95,178	22,628
	620,870	—	620,870	231,386
Other	2,884	223	3,107	(861)
	623,754	223	623,977	230,525
Eliminations	—	(223)	(223)	—
Total	$623,754	$—	$623,754	$230,525

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
December 31, 2007
Contract Drilling:
U.S. Land	$347,644	$—	$347,644	$143,841
Offshore	27,281	—	27,281	4,114
International Land	78,602	—	78,602	21,156
	453,527	—	453,527	169,111
Other	3,136	213	3,349	1,524
	456,663	213	456,876	170,635
Eliminations	—	(213)	(213)	—
Total	$456,663	$—	$456,663	$170,635

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the  Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2008	2007
	(in thousands)

Segment operating income	$230,525	$170,635
Gain from involuntary conversion of long-lived assets	277	4,810
Income from asset sales	914	842
Corporate general and administrative costs and corporate depreciation	(9,296)	(7,654)
Operating income	222,420	168,633

Other income (expense):
Interest and dividend income	1,786	1,115
Interest expense	(3,700)	(4,831)
Gain on sale of investment securities	—	130
Other	128	(616)
Total other expense	(1,786)	(4,202)

Income before income taxes and equity in income of affiliate	$220,634	$164,431

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	December 31,	September 30,
	2008	2008
	(in thousands)
Total Assets
U.S. Land	$2,835,333	$2,660,232
Offshore	157,666	152,497
International Land	411,179	368,659
Other	34,580	35,285
	3,438,758	3,216,673

Investments and Corporate Operations	349,253	371,372
Total	$3,788,011	$3,588,045

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended December 31,
	2008	2007
	(in thousands)
Operating revenues
United States	$517,352	$377,552
Venezuela	42,949	41,655
Colombia	19,458	5,970
Ecuador	12,992	19,292
Other Foreign	31,003	12,194
Total	$623,754	$456,663

13.	Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2008 and 2007 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended December 31,
	2008	2007
	(in thousands)

Interest Cost	$1,217	$1,190
Expected return on plan assets	(1,147)	(1,458)
Recognized net actuarial loss	—	(3)
Net pension expense	$70	$(271)

Employer Contributions

The Company does not anticipate that it will be required to make a contribution to the Pension Plan in fiscal 2009.  However, the Company expects to make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributions to be at least $5.0 million in fiscal 2009.  However, due to the decline in the fair value of pension plan assets during 2008 and the current adverse conditions in the equity, debt and global markets, it is possible that contributions will be greater than expected.  For the period October 1 through December 31, 2008, the Company has not made any contributions to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $90,000 and $39,000 for the three months ended December 31, 2008 and 2007, respectively.

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

The net receivable from PDVSA, as disclosed in the Company’s 2008 Annual Report on Form 10-K, was approximately $63.9 million at November 1, 2008.  At December 31, 2008, the net receivable from PDVSA was approximately $90 million.  As of February 1, 2009, the net receivable from PDVSA was approximately $105 million. The ability to collect accounts receivables in U.S. dollars from the Company’s customer in Venezuela, PDVSA, has deteriorated to the point that the Company has decided to discontinue work as contracts expire.  All of the Company’s eleven rigs were active in Venezuela during the first quarter; however, it is expected that further cessations will idle a total of five rigs in that country by the end of February 2009.  The Company will continue these and other efforts until satisfactory payments have been received.  If payments are not received, the remaining rigs will probably become idle by the end of July 2009.

The Company has made applications with the Venezuelan government requesting the approval to convert bolivar fuerte cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company’s Venezuelan subsidiary will remit approximately $28.4 million as a dividend to its U.S. based parent.

While the Company has been successful in the past in obtaining government approval for conversion of bolivar fuerte to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted.  In the event that conversion to U.S. dollars would be prohibited, then bolivar fuerte cash balances would increase and expose the Company to increased risk of devaluation.

The Venezuelan subsidiary has received notification from PDVSA that reimbursement of U.S. dollar invoices previously paid in Bsf will be made only when supporting documentation has been approved.  The supporting documentation has been delivered to PDVSA and is awaiting approval.  The approval and subsequent payment would result in reducing the foreign currency exposure by approximately $46.3 million.  The Company is unable to determine when payment will be received.

Past devaluation losses may not be reflective of the potential for future devaluation losses.  Even though Venezuela continues to operate under the exchange controls in place and the Venezuelan bolivar fuerte exchange rate has remained fixed at Bsf 2.150 to one U.S. dollar since the devaluation in March 2005, the exact amount and timing of devaluation is uncertain.  At December 31, 2008, the Company had the equivalent of $40 million in cash in Bsf’s exposed to the risk of currency devaluation.

While the Company is unable to predict the magnitude and timing of future devaluation in Venezuela, if current activity levels continue and if a 10 percent to 30 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $5.7 million to $14.2 million.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

15.   Gain Contingencies

During the first quarter of fiscal 2009, the Company settled the claim on U.S. Land Rig 178 that experienced a fire in August 2007.  The company received $0.3 million as final payment and the proceeds were recorded as a gain in the Consolidated Statement of Income.

The Company expects to receive additional insurance proceeds in connection with the loss of Rig 201 from Hurricane Katrina in August 2005 of less than $0.3 million during fiscal 2009.

16.   Recently Issued Accounting Standards

In November 2008, the FASB ratified EITF, Issue No. 08-6 “Equity-Method Investment Accounting.”  EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration.  Equity-method investment should be subject to other-than-temporary impairment analysis.  It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold.  EITF 8-6 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact the adoption of EITF 08-6 may have on the Consolidated Financial Statements.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities.  An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method pursuant to SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating FSP EITF 03-6-1 to determine the impact, if any, on the Consolidated Financial Statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determining the Useful Life of Intangible Assets (FSP SFAS 142-3).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP must be applied prospectively to intangible assets acquired after the effective date.  Accordingly, the Company will adopt FSP SFAS 142-3 in fiscal year 2010.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP).  The FSP amends SFAS No. 157, Fair Value Measurements, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the FSP to determine the impact, if any, on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will be applied prospectively to business combinations occurring after the effective date. Earlier application is prohibited.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 but does not expect its adoption to have a significant impact on the Consolidated Financial Statement.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On October 1, 2008, the Company adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital.  The adoption of EITF 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2008

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated condensed financial statements and related notes included elsewhere herein and the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, including Venezuelan receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of business of the Company’s limited source vendors or fabricators, currency exchange losses, deterioration of credit markets, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect the Company’s businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  The Company’s risk factors are more fully described in the Company’s 2008 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 vs. Three Months Ended December 31, 2007

The Company reported net income of $145.3 million ($1.36 per diluted share) from operating revenues of $623.8 million for the first quarter ended December 31, 2008, compared with net income of $107.8 million ($1.02 per diluted share) from operating revenues of $456.7 million for the first quarter of fiscal year 2008.   Net income for the first quarter of fiscal 2009 includes approximately $0.8 million ($0.01 per diluted share) of after-tax gains from the sale of assets. Net income for the first quarter of fiscal 2008 includes approximately $3.6 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2008

	Three Months Ended December 31,
	2008	2007
U.S. LAND OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$475,204	$347,644
Direct operating expenses	233,306	165,565
General and administrative expense	4,427	4,394
Depreciation	43,423	33,844
Segment operating income	$194,048	$143,841

Revenue days	16,322	13,887
Average rig revenue per day	$27,066	$24,006
Average rig expense per day	$12,246	$10,895
Average rig margin per day	$14,820	$13,111
Rig utilization	95%	95%

U.S. LAND segment operating income increased to $194.0 million for the first quarter of fiscal 2009 compared to $143.8 million in the same period of fiscal 2008.  Revenues were $475.2 million and $347.6 million in the first quarter of fiscal 2009 and 2008, respectively. Included in U.S. land revenues for the three months ended December 31, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $33.4 million and $14.3 million, respectively. Also included in U.S. land revenues for the first quarter of fiscal 2009 is approximately $18.4 million related to early termination fees and penalties.

The average revenue per day for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 increased $3,060 of which $1,129 is attributable to the early termination related revenue.  The remaining increase of $1,931 is a result of higher dayrates for new rigs added since the first quarter of fiscal 2008 compared to dayrates on existing rigs working at December 31, 2007.  The increase in average rig expense per day for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is primarily due to increased wages and bonuses in the field that occurred during fiscal 2008 as a result of market demand.

U.S. land rig utilization was 95 percent for both comparable quarters.  U.S. land rig activity days for the first quarter of fiscal 2009 were 16,322 compared with 13,887 for the same period of fiscal 2008, with an average of 177.4 and 150.9 rigs working during the first quarter of fiscal 2009 and 2008, respectively.  The increase in rig days and average rigs working is attributable to 22 new rigs entering the fleet since the end of the first quarter of fiscal 2008.

The Company continues to receive early termination notices from operators and expects additional U.S. land rigs to become idle. Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  In most instances contracts provide for additional payments for demobilization.

The economic slowdown, including the decrease in oil and gas prices and deterioration in the credit markets, has had an effect on customer spending.  As a result, some operators are not renewing contracts.  At December 31, 2008, 24 rigs were idle as a result of an operator not extending a contract or exercising an early termination with the number increasing to 42 at January 31, 2009. The Company has 41 rigs continuing to work in the spot market at January 31, 2009. With the current market conditions, all of these rigs are at risk of being idled.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2008

	Three Months Ended December 31,
	2008	2007
OFFSHORE OPERATIONS	(in thousands, except days and per day amounts)
Revenues	$50,488	$27,281
Direct operating expenses	31,762	19,211
General and administrative expense	1,052	1,098
Depreciation	2,964	2,858
Segment operating income	$14,710	$4,114

Revenue days	735	460
Average rig revenue per day	$53,057	$41,833
Average rig expense per day	$29,468	$27,160
Average rig margin per day	$23,589	$14,673
Rig utilization	89%	56%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $5.5 million and $2.9 million for the three months ended December 31, 2008 and 2007, respectively.

Segment operating income increased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily as a result of three rigs working in the first quarter of fiscal 2009 that were not working in the first quarter of fiscal 2008.  One of the rigs working in fiscal 2009 is located in Trinidad. The increased rig activity also increased revenue days for the two comparable quarters.

At December 31, 2008, the Company had eight of its nine platform rigs working. The ninth rig began receiving stand-by revenue in January 2009 and the Company expects to commence drilling operations in the third quarter of fiscal 2009.

The Offshore segment has not been affected by the recent economic slowdown.  However, if oil and gas prices do not improve, the Company believes the segment could be negatively impacted in the third quarter of fiscal 2009.  The Company currently expects three rigs to finish contract commitments during the third quarter and those rigs could remain idle through the remainder of fiscal 2009.

	Three Months Ended December 31,
	2008	2007
INTERNATIONAL LAND OPERATIONS	in thousands, except days and per day amounts)
Revenues	$95,178	$78,602
Direct operating expenses	65,648	50,782
General and administrative expense	696	938
Depreciation	6,206	5,726
Segment operating income	$22,628	$21,156

Revenue days	2,383	1,981
Average rig revenue per day	$36,737	$34,522
Average rig expense per day	$24,320	$20,353
Average rig margin per day	$12,417	$14,169
Rig utilization	98%	81%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2008

INTERNATIONAL LAND segment operating income for the first quarter of fiscal 2009 was $22.6 million, compared to $21.2 million in the same period of fiscal 2008.  Rig utilization for international land operations was 98 percent for the first quarter of fiscal 2009, compared with 81 percent for the first quarter of fiscal 2008.  During the current quarter, an average of 26.2 rigs worked compared to an average of 21.8 rigs in the first quarter of fiscal 2008.  During late fiscal 2008 and early fiscal 2009, two new FlexRigs began work and an additional five have been completed and are expected to begin work in the current fiscal year.  The increase in utilization of existing rigs and the addition of two new FlexRigs contributed to the international land revenues increasing to $95.2 million in the first quarter of fiscal 2009, compared with $78.6 million in the first quarter of fiscal 2008.  First quarter average rig expense per day for fiscal 2009 increased 19 percent from the first quarter of fiscal 2008 due to an increase in labor costs and transportation costs and customs fees recognized during the first quarter of fiscal 2009.  Included in international land revenues for the three months ended December 31, 2008 and 2007 are reimbursements for “out-of-pocket” expenses of $7.6 million and $10.2 million, respectively.

Subsequent to the first quarter of fiscal 2009, seven international land rigs were released by operators and idle at January 31, 2009.  Additionally, the ability to collect accounts receivables in U.S. dollars from the Company’s customer in Venezuela, PDVSA, has deteriorated to the point that the Company has decided to discontinue work as contracts expire.  At December 31, 2008, the receivable from PDVSA was approximately $90 million.  The Company anticipates the receivable to be approximately $105 million on February 1, 2009.  All of the Company’s eleven rigs were active in Venezuela during the first quarter; however, it is expected that further cessations will idle a total of five rigs in that country by the end of February 2009. The Company will continue these and other efforts until satisfactory payments have been received.  If payments are not received, the remaining rigs will probably become idle by the end of July 2009.

Based on the above, the Company anticipates the second quarter of fiscal 2009 could experience a 20 to 30 percent decline in rig activity and average rig margin per day compared to the current quarter ending December 31, 2008.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2008, the Company incurred $1.7 million research and development expenses related to ongoing development of a Rotary Steerable System.  The Company anticipates research and development expenses of up to approximately $2.5 million in each quarter to continue through June 30, 2009.

OTHER

General and administrative expenses increased to $15.1 million in the first quarter of fiscal 2009 from $13.9 million in the first quarter of fiscal 2008.  The $1.2 million increase is primarily due to additions in employee count that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in fiscal 2008.

Interest expense was $3.7 million and $4.8 million in the first quarter of fiscal 2009 and 2008, respectively. Capitalized interest, all attributable to the Company’s rig construction, was $1.7 million and $1.8 million for the three months ended December 31, 2008 and 2007, respectively.  Interest expense before capitalized interest decreased $1.2 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to reduced interest rates on borrowings under the credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2008

In the first quarter of fiscal 2009, the Company recorded income of approximately $0.3 million from involuntary conversion of long-lived assets as a result of insurance proceeds on Rig 178 that was lost in a well blowout fire in the fourth quarter of fiscal 2007. For the three months ended December 31, 2007, income from involuntary conversion of long-lived assets was $4.8 million, all attributable to Rig 178.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $138.0 million at December 31, 2008 from $121.5 million at September 30, 2008. The following table provides a summary of cash flows for the three-month period ended December 31, (in thousands):

Net Cash provided (used) by:

	2008	2007
Operating activities	$254,579	$110,891
Investing activities	(248,709)	(139,958)
Financing activities	10,641	37,359
Increase in cash and cash equivalents	$16,511	$8,292

Operating activities

Cash flows from operating activities were $254.6 million for the three months ended December 31, 2008 compared to $110.9 million the same period ended December 31, 2007. The increase in cash provided from operating activities is primarily due to the net effect of increases in net income and depreciation and changes during the comparable three month periods in accounts payable and accrued liabilities. Depreciation increased to $54.8 million for the three months ended December 31, 2008 compared to $44.0 million during the three months ended December 31, 2007 as a result of additional rigs being placed into service during fiscal 2008.  Accounts payable increased as a result of increased capital spending associated with the construction of FlexRigs.  The increase in accrued liabilities is primarily attributable to an increase in current taxes payable.

Investing activities

Capital expenditures increased $100.5 million primarily attributable to the continuing building of new FlexRigs.  Proceeds from involuntary conversion of long-lived assets decreased $8.2 million as insurance claims from 2005 and 2007 were collected during fiscal 2008.

Financing activities

The Company’s net proceeds from long-term debt and notes payable totaled $15.0 million in the first three months of fiscal 2009 compared to $40.0 million in the first three months of fiscal 2008.  Comparing the three months ended December 31, 2008 to the same period at December 31, 2007, the Company had a decrease in proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation of $1.0 million and $0.7 million, respectively and increased bank overdraft positions of $2.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2008

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and credit facilities continue to be the Company’s significant sources of liquidity.  The Company believes these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2009.  If the Company is unable to meet current obligations, portfolio securities may be sold.  There can be no assurance that the Company will continue to generate cash flows at current levels or obtain additional financing.  The Company’s indebtedness totaled $515 million at December 31, 2008.  In January 2009, the Company closed on an unsecured $105 million line of credit that matures January 2010.  For additional information regarding debt agreements, refer to Note 9 Notes Payable and Long-term Debt of the Consolidated Condensed Financial Statements.

Backlog

The Company’s contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of February 1, 2009 and October 31, 2008 was $3.0 billion and $3.4 billion, respectively.  The decrease in the Company’s backlog from October 31, 2008 to February 1, 2009 is primarily due to the expiration and termination of long-term contracts.  Approximately 73.3 percent of the February 1, 2009 backlog is not reasonably expected to be filled in fiscal 2009.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of February 1, 2009 and October 31, 2008, and the percentage of the February 1, 2009 backlog not reasonably expected to be filled in fiscal 2009:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	02/01/2009	10/31/2008	Expected to be Filled in Fiscal 2009
	(in billions)

U.S. Land	$2.566	$2.876	71.6%
Offshore	.180	.199	83.1%
International Land	.288	.299	82.2%
	$3.034	$3.374

Capital Resources

During the three months ended December 31, 2008, the Company announced commitments to build 13 new FlexRigs for locations in the United States.  These 13 contracts have term durations ranging from three to four years.  These 13, along with the 127 rigs announced in fiscal years 2005 through 2008 brings the Company’s commitments to a total of 140 new FlexRigs.  Eight of these 140 new rigs were contracted for work in International Land operations and the remaining 132 in U.S. Land operations.  The drilling services are performed on a daywork contract basis.  Through the end of the first fiscal quarter of 2009, 111 rigs were completed for delivery, and 104 of the 111 had begun field operations.  The remaining rigs are expected to be completed by the end of calendar 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

December 31, 2008

Capital expenditures were $250.4 million and $149.8 million for the first three months of fiscal 2009 and 2008, respectively.  Capital expenditures increased from 2008 primarily due to the Company’s current construction program of new FlexRigs.

The Company has revised the capital expenditure estimate to approximately $850 million for fiscal 2009, including construction of new FlexRigs.

There were no other significant changes in the Company’s financial position since September 30, 2008.

MATERIAL COMMITMENTS

Material commitments as reported in the Company’s 2008 Annual Report on Form 10-K have not changed significantly at December 31, 2008.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies that are “critical” or the most important to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2008 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of SFAS No. 157, SFAS No. 159, and EITF 06-11 on October 1, 2008.  The adoption of these did not have a material impact on the Company’s financial position, results of operations or cash flows.  The additional disclosures required by SFAS No. 157 are included in Note 6, Fair Value Measurements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2008, the FASB ratified EITF, Issue No. 08-6 “Equity-Method Investment Accounting.”  EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration.  Equity-method investment should be subject to other-than-temporary impairment analysis.  It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold.  EITF 08-6 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact the adoption of EITF 08-6 may have on the Consolidated Financial Statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determining the Useful Life of Intangible Assets (FSP SFAS 142-3).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP must be applied prospectively to intangible assets acquired after the effective date.  Accordingly, the Company will adopt FSP SFAS 142-3 in fiscal year 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

December 31, 2008

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP).  The FSP amends SFAS No. 157, Fair Value Measurements, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the FSP to determine the impact, if any, on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Both of these standards are effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will be applied prospectively to business combinations occurring after the effective date. Earlier application is prohibited.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 but does not expect its adoption to have a significant impact on the Consolidated Financial Statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption.  The Company adopted SFAS No. 159 on October 1, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities.  On October 1, 2008, the Company adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The adoption did not impact the consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 6, Fair Value Measurements.

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company is currently evaluating the impact FSP No. 157-2 will have on nonfinancial assets and liabilities that are measured at fair value, which are recognized or disclosed at fair value on a nonrecurring basis.

On October 1, 2008, the Company adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital.  The adoption of EITF 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

PART I.  FINANCIAL INFORMATION

December 31, 2008

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008;

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

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.      RISK FACTORS

Reference is made to the risk factors pertaining to currency devaluation risk and receivable balances in Venezuela, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2008.  In order to update these risk factors for developments that have occurred during the first quarter of fiscal 2009, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 4, 9 and 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2008.

ITEM 6.                             EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description

10.1	Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc.
10.2	Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc.
10.3	Helmerich & Payne, Inc. Director Deferred Compensation Plan
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 3, 2009	By:	/S/HANS C HELMERICH
Hans C. Helmerich, President

Date:	February 3, 2009	By:	/S/DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description

10.1	Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc.
10.2	Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc.
10.3	Helmerich & Payne, Inc. Director Deferred Compensation Plan
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.