Form 10-Q
period 2009-03-31
HELMERICH & PAYNE INC
filed 2009-05-05
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT April 30, 2009
Common Stock, $0.10 par value	105,443,092

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$126,378	$121,513
Short-term investments	12,500	—
Accounts receivable, less reserve of $1,331 at March 31, 2009 and September 30, 2008	460,999	462,833
Inventories	41,675	33,098
Deferred income taxes	13,985	21,939
Prepaid expenses and other	49,331	51,264
Total current assets	704,868	690,647

Investments	176,156	199,266
Property, plant and equipment, net	3,086,714	2,682,251
Other assets	12,078	15,881

Total assets	$3,979,816	$3,588,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,654	$153,851
Accrued liabilities	137,916	128,373
Short-term debt	105,000	—
Notes payable	—	1,733
Long-term debt due within one year	25,000	25,000
Total current liabilities	428,570	308,957

Noncurrent liabilities:
Long-term notes payable	430,000	475,000
Deferred income taxes	580,790	479,963
Other	54,399	58,651
Total noncurrent liabilities	1,065,189	1,013,614
Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	172,213	169,497
Retained earnings	2,320,981	2,082,518
Accumulated other comprehensive income	15,930	38,407
Treasury stock, at cost	(33,773)	(35,654)
Total shareholders’ equity	2,486,057	2,265,474

Total liabilities and shareholders’ equity	$3,979,816	$3,588,045

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Operating revenues:
Drilling – U.S. Land	$414,514	$365,263	$889,718	$712,907
Drilling – Offshore	51,331	29,789	101,819	57,070
Drilling – International Land	51,829	75,757	147,007	154,359
Other	2,626	2,835	5,510	5,971
	520,300	473,644	1,144,054	930,307

Operating costs and other:
Operating costs, excluding depreciation	263,294	253,958	594,222	489,753
Depreciation	57,113	51,872	111,885	95,856
General and administrative	16,434	14,090	31,582	27,993
Research and development	2,176	—	3,853	—
Gain from involuntary conversion of long-lived assets	—	—	(277)	(4,810)
Income from asset sales	(2,055)	(1,946)	(2,969)	(2,788)
	336,962	317,974	738,296	606,004

Operating income	183,338	155,670	405,758	324,303

Other income (expense):
Interest and dividend income	2,150	1,220	3,936	2,335
Interest expense	(2,554)	(4,773)	(6,254)	(9,604)
Gain on sale of investment securities	—	5,476	—	5,606
Other	(28)	180	100	(436)
	(432)	2,103	(2,218)	(2,099)
Income before income taxes and equity in income of affiliate	182,906	157,773	403,540	322,204

Income tax provision	83,390	58,784	164,638	118,930
Equity in income of affiliate net of income taxes	4,222	3,065	10,111	6,610

NET INCOME	$103,738	$102,054	$249,013	$209,884

Earnings per common share:
Basic	$.99	$.98	$2.37	$2.02
Diluted	$.98	$.96	$2.34	$1.98

Weighted average shares outstanding:
Basic	105,317	103,883	105,283	103,695
Diluted	106,372	106,090	106,401	105,740

Dividends declared per common share	$0.050	$0.045	$0.100	$0.090

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$249,013	$209,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,885	95,856
Provision for bad debt	15	688
Equity in income of affiliate before income taxes	(16,308)	(10,662)
Stock-based compensation	4,238	3,712
Gain on sale of investment securities	—	(5,476)
Gain from involuntary conversion of long-lived assets	(277)	(4,810)
Income from asset sales	(2,969)	(2,788)
Deferred income tax expense	115,237	42,029
Change in assets and liabilities-
Accounts receivable	1,819	(25,809)
Inventories	(8,577)	(4,354)
Prepaid expenses and other	5,716	(11,919)
Accounts payable	15,008	(31,994)
Accrued liabilities	9,552	(1,195)
Deferred income taxes	6,942	4,244
Other noncurrent liabilities	(806)	5,849
Net cash provided by operating activities	490,488	263,255

INVESTING ACTIVITIES:
Capital expenditures	(525,884)	(321,711)
Insurance proceeds from involuntary conversion	277	8,500
Proceeds from sale of investments	—	7,769
Proceeds from asset sales	4,333	3,668
Purchase of short-term investments	(12,500)	—
Other	(16)	—
Net cash used in investing activities	(533,790)	(301,774)

FINANCING ACTIVITIES:
Decrease in notes payable	(1,733)	—
Proceeds from line of credit	2,030,000	1,710,000
Payments on line of credit	(1,970,000)	(1,675,000)
Dividends paid	(10,548)	(9,354)
Proceeds from exercise of stock options	429	8,284
Excess tax benefit from stock-based compensation	19	6,110
Net cash provided by financing activities	48,167	40,040

Net increase in cash and cash equivalents	4,865	1,521
Cash and cash equivalents, beginning of period	121,513	89,215
Cash and cash equivalents, end of period	$126,378	$90,736

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2009

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2008	107,058	$10,706	$169,497	$2,082,518	$38,407	1,835	$(35,654)	$2,265,474

Comprehensive Income:
Net income				249,013				249,013
Other comprehensive income, Unrealized losses on available- for-sale securities (net of $13,775 income tax)					(22,477)			(22,477)

Total comprehensive income								226,536

Capital adjustment of equity investee			174					174
Cash dividends ($0.10 per share)				(10,550)				(10,550)
Exercise of stock options			(177)			(31)	606	429
Tax benefit of stock-based awards, including excess tax benefits of $26			(244)					(244)
Treasury stock issued for vested restricted stock			(1,275)			(66)	1,275	—
Stock-based compensation			4,238					4,238

Balance, March 31, 2009	107,058	$10,706	$172,213	$2,320,981	$15,930	1,738	$(33,773)	$2,486,057

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

As more fully described in the Company’s 2008 Annual Report on Form 10-K, the Company’s contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed term, contractual provisions customarily require early termination amounts to be paid to the Company.  Revenues from early terminated contracts are recognized when all contractual requirements have been met.

Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to current year presentation.  Specifically, the Real Estate segment shown separately at March 31, 2008, has been included with all other non-reportable business segments.

2.              Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of stock options and restricted stock.

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Basic weighted average shares	105,317	103,883	105,283	103,695
Effect of dilutive shares:
Stock options and restricted stock	1,055	2,207	1,118	2,045
Diluted weighted average shares	106,372	106,090	106,401	105,740

For the three and six months ended March 31, 2009, options to purchase 1,869,424 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

For the three and six months ended March 31, 2008, options to purchase 710,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share.  Inclusion of these shares would be antidilutive.

3.              Operations and Risks in Venezuela

Typically, contract drilling revenues are recognized as services are performed.  In U.S. generally accepted accounting principles, one of the basic revenue recognition criteria is that collectability of the revenue is reasonably assured. The Company’s revenue in Venezuela is from providing drilling services to Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The Company determined, as of the beginning of the second quarter of fiscal 2009 and forward, the revenue recognition criteria in Venezuela is no longer met as collectability of revenue is not reasonably assured, primarily due to the uncertainty of the timing of collectability as discussed further below.  As a result of this change, $35.6 million of revenue was not recorded in the International Land segment in the second quarter of fiscal 2009.  As of March 31,

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2009 and December 31, 2008, the Consolidated Balance Sheet reflected accounts receivable from PDVSA of $73.6 million and $76.0 million, respectively.  During the second quarter of fiscal 2009, $2.4 million was collected from PDVSA.  Additionally, subsequent to the end of the second fiscal quarter, additional payments of approximately $8.1 million were received through April 30, 2009.  The Company does not have enough information to conclude that the remaining receivable balance is not probable of collection.  However, there is uncertainty regarding the timing of the collection due to the current political, economic and social instability in Venezuela, the dependence by Venezuela on oil to largely support its economy and the failure of PDVSA to pay many service companies working in Venezuela.  The collection of receivables from PDVSA has historically been more difficult and slower than that of other customers in international countries in which the Company has drilling operations due to PDVSA policies and procedures.

The Company is exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte (Bsf) receivable and Bsf cash balances.

The Company has made applications with the Venezuelan government requesting the approval to convert bolivar fuerte cash balances to U.S. dollars. Upon approval from the Venezuelan government, the Company’s Venezuelan subsidiary may remit approximately $28.4 million as a dividend to its U.S. based parent as cash balances permit.  While the Company has been successful in the past in obtaining government approval for conversion of bolivar fuerte to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted.  In the event that conversion to U.S. dollars would be prohibited, then bolivar fuerte cash balances would increase and expose the Company to increased risk of devaluation.

The Venezuelan subsidiary has received notification from PDVSA that reimbursement of U.S. dollar invoices previously paid in Bsf will be made only when supporting documentation has been approved.  The supporting documentation has been delivered to PDVSA and is awaiting approval.  The approval and subsequent payment would result in reducing the foreign currency exposure by approximately $38.6 million. The Company is unable to determine when payment will be received.

Past devaluation losses may not be reflective of the potential for future devaluation losses.  Venezuela continues to operate under exchange controls and the Venezuelan bolivar fuerte exchange rate has remained fixed at Bsf 2.150 to one U.S. dollar since March 2005.  The exact amount and timing of any future devaluations of the Venezuelan bolivar fuerte exchange rate is uncertain.  At March 31, 2009, the Company had the equivalent of $24 million in cash in Bsf’s exposed to the risk of currency devaluation.

While the Company is unable to predict the magnitude and timing of future devaluation in Venezuela, if current activity levels continue and if a 10 percent to 30 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $5.0 million to $12.5 million.

During the second quarter of fiscal 2009, the Company discontinued work for PDVSA as contracts expired.  All of the Company’s eleven rigs were active in Venezuela during the first quarter of fiscal 2009.  At the end of the second quarter of fiscal 2009, only seven of the rigs were active.  The Company will continue to idle rigs along with other efforts until satisfactory payments for services rendered are received.  If payments are not received, it is likely that the remaining rigs will become idle by the end of August 2009.  At March 31, 2009, the net book value of long-lived assets in Venezuela was $76.2 million.

Readers should refer to Note 17 of these Consolidated Condensed Financial Statements for additional information related to risk factors in international operations.

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

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities 03/31/09	$7,685	$31,615	$—	$39,300
Equity securities 09/30/08	$7,685	$67,867	$—	$75,552

The investments in limited partnerships carried at cost were $12.4 million at March 31, 2009 and September 30, 2008.  The estimated fair value of the investments carried at cost was $14.6 million and $17.3 million at March 31, 2009 and September 30, 2008, respectively.  The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $3.0 million at March 31, 2009 and $6.4 million at September 30, 2008.  The recorded amounts for investments accounted for under the equity method are $121.5 million and $104.9 million at March 31, 2009 and September 30, 2008, respectively.  During the six months ended March 31, 2009, the Company increased the equity investment $0.3 million ($0.2 million, net of tax) to account for capital transactions of Atwood Oceanics, Inc. (Atwood).  At March 31, 2009, the Company owned 8,000,000 shares of Atwood with a fair value of $132.7 million.

Effective April 1, 2009, Atwood will be accounted for as an available-for-sale investment, as the Company has determined it no longer exercises significant influence through the Atwood board of director seats and will discontinue accounting for Atwood using the equity method.

6.              Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Income	$103,738	$102,054	$249,013	$209,884
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	(1,654)	(13,719)	(36,252)	(22,112)
Income taxes	628	5,213	13,775	8,402
	(1,026)	(8,506)	(22,477)	(13,710)

Reclassification of realized gains in net income	—	(5,476)		(5,606)
Income taxes	—	2,081		2,130
	—	(3,395)		(3,476)

Minimum pension liability adjustments	—	(3)	—	(6)
Income taxes	—	1	—	2
	—	(2)	—	(4)
Total comprehensive income	$102,712	$90,151	$226,536	$192,694

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	March 31,	September 30,
	2009	2008
Unrealized appreciation on securities, net	$19,601	$42,078
Unrecognized actuarial gain (loss) and prior service cost	(3,671)	(3,671)
Accumulated other comprehensive income	$15,930	$38,407

7.              Financial Instruments

At March 31, 2009, the Company’s short-term investments consisted of a bank certificate of deposit with an original maturity greater than three months.  Interest earned is included in interest and dividend income on the Consolidated Condensed Statement of Income.

8.              Derivative Financial Instruments

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  In accordance with the effective date of SFAS No. 161, the Company adopted the disclosure provisions of SFAS No. 161 during the three months ended March 31, 2009.

The Company is exposed to market risk in the normal course of business operations due to ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  The Company has not historically entered into derivative financial instruments for trading purposes or for speculation.

In January 2009, the Company executed an interest rate swap agreement to limit the Company’s exposure to changes in interest rates.  The Company has determined that this is not a hedging transaction and the change in the value for the three months ended March 31, 2009 of $0.3 million is included in interest expense in the Consolidated Condensed Statement of Income.  The fair value at March 31, 2009 was $0.2 million and is included in accrued liabilities in the Consolidated Condensed Balance Sheet.  For further information regarding debt, see Note 12.  At March 31, 2009, the Company did not have any other derivative instruments.

9.              Fair Value Measurement

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

SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:

•                  Level 1 — Observable inputs that reflect quoted prices in active markets for identical assets or liabilities in active markets.

•                  Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — Valuations based on inputs that are unobservable and not corroborated by market data.

At March 31, 2009, the Company’s financial assets utilizing Level 1 inputs include cash equivalents, money market funds the Company has elected to classify as restricted assets and equity securities with active markets.  For these items, quoted current market prices are readily available.

During the quarter ended March 31, 2009, the Company entered into an interest rate swap agreement with $105 million of notional value to hedge a portion of the risk of changes in the interest rate associated with amounts outstanding under an unsecured line of credit that expires in January 2010.  The fair value of the swap agreement was determined using Level 2 inputs.  The fair value at March 31, 2009, is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.  Level 2 inputs also include a bank certificate of deposit classified as a short-term investment and restricted cash included in current assets.

The Company does not currently have any financial instruments utilizing Level 3 inputs.

The following presents information about the Company’s fair value hierarchy for financial assets as of March 31, 2009:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Money market funds	$93,498	$92,476	$1,022	$—
Equity securities	39,300	39,300	—	—
Certificate of deposit	12,500	—	12,500	—

Total assets at fair value	$145,298	$131,776	$13,522	$—

Liabilities:
Interest rate swap	$(209)	$—	$(209)	$—

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis presented in the Company’s Consolidated Condensed Balance Sheet as of March 31, 2009:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash equivalents	$81,115	$81,115	$—	$—
Short-term investments	12,500	—	12,500	—
Investments	39,300	39,300	—	—
Other current assets	3,022	2,000	1,022	—
Other assets	9,361	9,361	—	—
Total assets measured at fair value	$145,298	$131,776	$13,522	$—

Liabilities:
Other current liabilities	$(209)	$—	$(209)	$—
Total liabilities measured at fair value	$(209)	$—	$(209)	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2009 and September 30, 2008.

	March 31,	September 30,
	2009	2008
	(in thousands)
Carrying value of long-term fixed-rate debt	$175.0	$175.0
Fair value of long-term fixed-rate debt	$204.7	$198.0

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

10.        Cash Dividends

The $0.05 cash dividend declared December 2, 2008, was paid March 2, 2009. On March 4, 2009, a cash dividend of $0.05 per share was declared for shareholders of record on May 15, 2009, payable June 1, 2009.

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

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Compensation expense
Stock options	$1,677	$1,468	$3,514	$3,165
Restricted stock	361	185	724	547
	$2,038	$1,653	$4,238	$3,712

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2009 and 2008:

	2009	2008

Risk-free interest rate	1.7%	3.3%
Expected stock volatility	43.4%	31.1%
Dividend yield	.9%	.5%
Expected term (in years)	5.8	4.8

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three and six months ended March 31, 2009 is presented in the following tables:

	Three Months Ended March 31, 2009
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at January 1, 2009	5,656	$20.02
Granted	—	—
Exercised	(8)	16.01
Forfeited/Expired	—	—
Outstanding at March 31, 2009	5,648	$20.21	5.93	$14,484
Vested and expected to vest at March 31, 2009	5,588	$20.16	5.89	$14,594

Exercisable at March 31, 2009	3,836	$17.08	4.57	$21,808

	Six Months Ended
	March 31, 2009
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2008	4,819	$20.02
Granted	865	21.07
Exercised	(31)	13.74
Forfeited/Expired	(5)	29.12
Outstanding at March 31, 2009	5,648	$20.21

The weighted-average fair value of options granted in the first quarter of fiscal 2009 was $8.16.  No options were granted in the second quarter of fiscal 2009.

The total intrinsic value of options exercised during the three and six months ended March 31, 2009 was $0.1 million and $0.4 million, respectively.

As of March 31, 2009, the unrecognized compensation cost related to the stock options was $14.8 million.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s restricted stock awards as of March 31, 2009 and changes during the six months then ended is presented below:

	Six Months Ended
	March 31, 2009
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1,	243	$29.27
Granted	—	—
Vested	(66)	29.52
Forfeited	—	—
Unvested at March 31,	177	$30.06

As of March 31, 2009, there was $2.9 million of total unrecognized compensation cost related to restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

12.        Debt

At March 31, 2009, the Company had the following unsecured long-term debt outstanding (in thousands):

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2009	5.91%	$25,000
August 15, 2012	6.46%	75,000
August 15, 2014	6.56%	75,000
Senior credit facility:
December 18, 2011	.85%-.92%	280,000
		455,000
Less long-term debt due within one year		25,000
Long-term debt		$430,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

The Company has an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility which matures December 2011.  While the Company has the option to borrow at the prime rate for maturities of less than 30 days, the Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (LIBOR).  The Company pays a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company’s total debt to total capitalization.  The spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At March 31, 2009, the spread on borrowings was .35 percent over LIBOR and the commitment fee was ..075 percent per annum.  At March 31, 2009, the Company had three letters of credit totaling $25.9 million under the facility and had $280 million borrowed against the facility with $94.1 million available to borrow. The advances bear interest ranging from 0.85 percent to 0.92 percent.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Short-term debt consists of a $105 million unsecured line of credit that will mature January 2010.  The Company closed on the agreement with a five-bank syndicate January 21, 2009.  The Company anticipates that this loan will remain funded for the entire term and that all borrowings will accrue interest at a spread over 30 day LIBOR. The spread over LIBOR is determined according to the same scale of debt to total capitalization used in the Company’s $400 million facility which is described in the preceding paragraph.  The spread over LIBOR for the new facility has increased to a range of 2 percent to 2.75 percent.  At March 31, 2009, the spread on the borrowing was 2.25 percent over LIBOR.  Simultaneous with the closing of this facility, the Company entered into an interest-rate swap with the same maturity and a notional amount of $105 million. The Company believes that the swap will act to fix the annualized interest rate of the facility at approximately 3.17 percent assuming the spread remains at 2.25 percent over LIBOR.

The interest rate swap qualifies as a derivative and was not designated as a hedging instrument and as such, the Company has not applied hedge accounting.  At the end of each period, the interest rate swap is recorded in the Consolidated Condensed Balance Sheet at fair value, either in other current assets or accrued liabilities, and any related gains or losses are recognized on the Company’s Consolidated Condensed Statement of Income within interest expense.  The fair value of the interest rate swap liability at March 31, 2009 was $0.2 million and interest expense of $0.3 million was recorded for the three months ended March 31, 2009.

Financial covenants in both facilities require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  Both facilities contain additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2009, the Company was in compliance with all debt covenants.

Additionally, as of March 31, 2009, the Company had unsecured letters of credit totaling $6.3 million which were used to obtain surety bonds for the international operations.

13.        Income Taxes

The Company’s effective tax rate for the first six months of fiscal 2009 and 2008 was 40.8 percent and 36.9 percent, respectively.  The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 45.6 percent and 37.3 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

14.        Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $234.6 million are outstanding at March 31, 2009.

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

15.       Segment Information

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

The Company considers segment operating income to be an important supplemental measure of operating performance by presenting trends in the Company’s core businesses.  This measure is used by the Company to facilitate period-to-period comparisons in operating performance of the Company’s reportable segments in the aggregate.  The Company believes that segment operating income is useful to investors because it provides a means to evaluate the operating performance of the segments and the Company on an ongoing basis using criteria that are used by our internal decision makers.  Additionally, it highlights operating trends and aids analytical comparisons.  However, segment operating income has limitations and should not be used as an alternative to operating income or loss, a performance measure determined in accordance with GAAP, as it excludes certain

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

costs that may affect the Company’s operating performance in future periods.

Due to the continued growth of the drilling segments over the past few years, the Company re-evaluated its reportable segments.  With the growth of the drilling segments, the Real Estate segment has become a smaller percentage of total segment operating income.  In the evaluation of segment reporting, the Company determined that the total of external revenues reported by the three reportable operating segments, U.S. Land, Offshore and International Land, comprised more than 75 percent of total consolidated revenue. As a result, the Real Estate segment previously shown as a reportable segment has been included with all other non-reportable business segments.  Revenues included in all other consist primarily of rental income.  The three and six months ended March 31, 2008 have been restated to reflect this change.

Summarized financial information of the Company’s reportable segments for the six months ended March 31, 2009, and 2008, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2009
Contract Drilling:
U.S. Land	$889,718	$—	$889,718	$386,978
Offshore	101,819	—	101,819	30,547
International Land	147,007	—	147,007	7,346
	1,138,544	—	1,138,544	424,871
Other	5,510	441	5,951	(2,352)
	1,144,054	441	1,144,495	422,519
Eliminations	—	(441)	(441)	—
Total	$1,144,054	$—	$1,144,054	$422,519

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2008
Contract Drilling:
U.S. Land	$712,907	$—	$712,907	$287,581
Offshore	57,070	—	57,070	7,717
International Land	154,359	—	154,359	33,908
	924,336	—	924,336	329,206
Other	5,971	437	6,408	2,825
	930,307	437	930,744	332,031
Eliminations	—	(437)	(437)	—
Total	$930,307	$—	$930,307	$332,031

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended March 31, 2009, and 2008, is shown in the following tables:

				Segment
				Operating
	External	Inter-	Total	Income
(in thousands)	Sales	Segment	Sales	(Loss)
March 31, 2009
Contract Drilling:
U.S. Land	$414,514	$—	$414,514	$192,930
Offshore	51,331	—	51,331	15,837
International Land	51,829	—	51,829	(15,282)
	517,674	—	517,674	193,485
Other	2,626	218	2,844	(1,491)
	520,300	218	520,518	191,994
Eliminations	—	(218)	(218)	—
Total	$520,300	$—	$520,300	$191,994

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income
March 31, 2008
Contract Drilling:
U.S. Land	$365,263	$—	$365,263	$143,740
Offshore	29,789	—	29,789	3,603
International Land	75,757	—	75,757	12,752
	470,809	—	470,809	160,095
Other	2,835	224	3,059	1,301
	473,644	224	473,868	161,396
Eliminations	—	(224)	(224)	—
Total	$473,644	$—	$473,644	$161,396

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(in thousands)
Segment operating income	$191,994	$161,396	$422,519	$332,031
Gain from involuntary conversion of long-lived assets	—	—	277	4,810
Income from asset sales	2,055	1,946	2,969	2,788
Corporate general and administrative costs and corporate depreciation	(10,711)	(7,672)	(20,007)	(15,326)
Operating income	183,338	155,670	405,758	324,303

Other income (expense):
Interest and dividend income	2,150	1,220	3,936	2,335
Interest expense	(2,554)	(4,773)	(6,254)	(9,604)
Gain on sale of investment securities	—	5,476	—	5,606
Other	(28)	180	100	(436)
Total other income (expense)	(432)	2,103	(2,218)	(2,099)
Income before income taxes and equity in income of affiliate	$182,906	$157,773	$403,540	$322,204

	March 31,	September 30,
	2009	2008
	(in thousands)
Total Assets
U.S. Land	$3,011,147	$2,660,232
Offshore	151,052	152,497
International Land	431,626	368,659
Other	33,380	35,285
	3,627,205	3,216,673
Investments and Corporate Operations	352,611	371,372
Total	$3,979,816	$3,588,045

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(in thousands)
Operating revenues
United States	$458,319	$396,899	$975,671	$774,451
Venezuela	—	38,050	42,949	79,705
Colombia	23,596	8,828	43,054	14,798
Ecuador	13,781	14,225	26,773	33,517
Other Foreign	24,604	15,642	55,607	27,836
Total	$520,300	$473,644	$1,144,054	$930,307

16.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2009 and 2008 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(in thousands)
Interest Cost	$1,217	$1,189	$2,434	$2,379
Expected return on plan assets	(1,147)	(1,458)	(2,294)	(2,916)
Recognized net actuarial loss	—	(3)	—	(6)
Net pension expense	$70	$(272)	$140	$(543)

Employer Contributions

The Company intends to contribute no less frequently than annually an amount at least equal to the minimum contribution required by law.  However, the Company could make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributions could be at least $5.0 million in fiscal 2009.  However, due to the decline in the fair value of pension plan assets during 2008 and the current adverse conditions in the equity, debt and global markets, it is possible that contributions will be greater than estimated.  For the period October 1, 2008 through April 30, 2009, the Company has not made any contributions to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $90,000 and $92,000 for the three months ended March 31, 2009 and 2008, respectively.  Pension expense was approximately $180,000 and $131,000 for the six months ended March 31, 2009 and 2008, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

17.        Risk Factors

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company’s operations or on the ability of the Company to continue operations in certain areas. For additional information regarding risks in Venezuela, refer to Note 3.

18.        Gain Contingencies

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

19.        Recently Issued Accounting Standards

In November 2008, the FASB ratified EITF, Issue No. 08-6, Equity-Method Investment Accounting.  EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration.  Equity-method investment should be subject to other-than-temporary impairment analysis.  It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold.  EITF 8-6 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact the adoption of EITF 08-6 may have on the Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company will include the disclosures required under this FSP beginning in the June 30, 2009 Consolidated Condensed Financial Statements.  The adoption of FSP FAS 107-1 and APB 28-1 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company has determined that only the provisions of FAS 124-2 are currently applicable.  FSP No. 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  It is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of fiscal 2009.  Management does not currently believe the adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

The Company reported net income of $103.7 million ($.98 per diluted share) from operating revenues of $520.3 million for the second quarter ended March 31, 2009, compared with net income of $102.1 million ($0.96 per diluted share) from operating revenues of $473.6 million for the second quarter of fiscal year 2008.   Net income for the second quarter of fiscal 2009 includes approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sale of assets. Net income for the second quarter of fiscal 2008 includes approximately $3.3 million ($0.03 per diluted share) of after-tax gains from the sale of available-for-sale securities and approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sales of assets.

The following tables summarize operations by business segment for the three months ended March 31, 2009 and 2008.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 15 to the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

	Three Months Ended March 31,
	2009	2008
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$414,514	$365,263
Direct operating expenses	172,033	181,757
General and administrative expense	4,274	4,257
Depreciation	45,277	35,509
Segment operating income	$192,930	$143,740

Revenue days	12,529	14,272
Average rig revenue per day	$31,384	$24,415
Average rig expense per day	$12,030	$11,557
Average rig margin per day	$19,354	$12,858
Rig utilization	72%	94%

U.S. LAND segment operating income increased to $192.9 million for the second quarter of fiscal 2009 compared to $143.7 million in the same period of fiscal 2008.  Revenues were $414.5 million and $365.3 million in the second quarter of fiscal 2009 and 2008, respectively. Included in U.S. land revenues for the three months ended March 31, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $21.3 million and $16.8 million, respectively. Also included in U.S. land revenues for the second quarter of fiscal 2009 is approximately $81.5 million related to early termination fees and penalties.

The average revenue per day for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 increased $6,969 of which $6,508 is attributable to the early termination related revenue.  The remaining increase of $461 is a result of higher dayrates for new rigs added since the second quarter of fiscal 2008 compared to dayrates on existing rigs working at March 31, 2008.  The increase in average rig expense per day for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 is primarily due to increased wages and bonuses in the field that occurred during the third and fourth quarters of fiscal 2008 as a result of market demand and fixed costs that are incurred regardless if the rig is working or stacked.

U.S. land rig utilization was 72 percent and 94 percent for the comparable quarters.  U.S. land rig activity days for the second quarter of fiscal 2009 were 12,529 compared with 14,272 for the same period of fiscal 2008, with an average of 139.2 and 156.8 rigs working during the second quarter of fiscal 2009 and 2008, respectively.  The decrease in rig days and average rigs working is attributable to early terminations and other stacked rigs.

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

The economic slowdown, including the decrease in oil and gas prices and deterioration in the credit markets, has had an effect on customer spending.  As a result, some operators are not renewing contracts.  At March 31, 2009, 83 rigs were idle as a result of operators not extending contracts or exercising early termination options with the number increasing to 101 at April 30, 2009. At April 30, 2009, the Company had 87 rigs with term contracts.  The Company had 17 rigs continuing to work in the spot market at April 30, 2009, all of which are at risk of being idled.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

	Three Months Ended March 31,
	2009	2008
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$51,331	$29,789
Direct operating expenses	31,403	21,918
General and administrative expense	1,064	1,114
Depreciation	3,027	3,154
Segment operating income	$15,837	$3,603

Revenue days	796	514
Average rig revenue per day	$48,562	$41,209
Average rig expense per day	$26,232	$29,144
Average rig margin per day	$22,330	$12,065
Rig utilization	98%	65%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $6.8 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.

Segment operating income increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, primarily as a result of three rigs working in the second quarter of fiscal 2009 that were not working in the second quarter of fiscal 2008.  One of the rigs working in fiscal 2009 is located in Trinidad. The increased rig activity also increased revenue days for the two comparable quarters.

At March 31, 2009, the Company had all of its nine platform rigs working.

The Offshore segment has also been affected by the economic slowdown.  The Company currently expects three of its nine offshore rigs to be released from their current contracts during the third quarter and those rigs could remain idle through the remainder of fiscal 2009.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$51,829	$75,757
Direct operating expenses	59,787	50,129
General and administrative expense	784	1,300
Depreciation	6,540	11,576
Segment operating income (loss)	$(15,282)	$12,752

Revenue days	2,050	1,795
Average rig revenue per day	$23,397	$39,695
Average rig expense per day	$27,483	$25,299
Average rig margin per day	$(4,086)	$14,396
Rig utilization	81%	73%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

INTERNATIONAL LAND segment operating loss for the second quarter of fiscal 2009 was $(15.3) million, compared to operating income of $12.8 million in the same period of fiscal 2008.  Rig utilization for international land operations was 81 percent for the second quarter of fiscal 2009, compared with 73 percent for the second quarter of fiscal 2008.  During the current quarter, an average of 22.8 rigs worked compared to an average of 19.7 rigs in the second quarter of fiscal 2008.  During late fiscal 2008 and during the first six months of fiscal 2009, three new FlexRigs began work and an additional three have been completed and are expected to begin work in the current fiscal year.  One additional FlexRig has been completed and may be directed to an international location.

As further discussed in Note 3 to the Consolidated Condensed Financial Statements, the Company determined that as of the beginning of the second quarter of fiscal 2009 and forward, the customer in Venezuela, PDVSA, no longer meets the revenue recognition criteria as collectability is uncertain.  As a result of this change, revenue and average revenue per day decreased in the second quarter of fiscal 2009 compared to fiscal 2008.

Revenues in the second quarter of fiscal 2009 decreased $23.9 million compared to the second quarter of fiscal 2008 with Venezuela contributing $38.1 million to the decrease.  Excluding the revenue recognition change in Venezuela, the increase in utilization of existing rigs and the addition of the new FlexRigs contributed to international land revenue increasing.  Included in international land revenues for the three months ended March 31, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $3.9 million and $4.5 million, respectively.

Depreciation decreased to $6.5 million for the second quarter of fiscal 2009 compared to $11.6 million for the second quarter of fiscal 2008.  Depreciation and operating income for the quarter ended March 31, 2008 were negatively impacted by an adjustment of approximately $5.9 million, related to prior years’ depreciation.

Subsequent to the end of the second quarter of fiscal 2009, one international land rig was released by an operator and was idle at April 30, 2009.  Additionally, the ability to collect accounts receivables in U.S. dollars from PDVSA, has deteriorated to the point that the Company has decided to discontinue work as contracts expire.  At March 31, 2009, the receivable from PDVSA was approximately $73.6 million.  All of the Company’s eleven rigs were active in Venezuela during the first quarter; however, by the end of the second quarter of fiscal 2009, seven of the rigs were active.  It is expected that further cessations will idle a total of seven rigs in that country by the end of April 2009. The Company will continue these and other efforts until satisfactory payments have been received.  If payments are not received, the Company expects the remaining four rigs will be idle by the end of August 2009.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2009, the Company incurred $2.2 million research and development expenses related to ongoing development of a Rotary Steerable System. The Company anticipates research and development expenses of up to approximately $2.5 million in the third quarter of fiscal 2009.

OTHER

General and administrative expenses increased to $16.4 million in the second quarter of fiscal 2009 from $14.1 million in the second quarter of fiscal 2008.  The $2.3 million increase is primarily due to additions in employee count during fiscal 2008 that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in fiscal 2008.  Also increasing in the second quarter of fiscal 2009 were professional services associated with the FCPA investigation discussed further in Part II, Item 1, Legal Proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

Interest expense was $2.6 million and $4.8 million in the second quarter of fiscal 2009 and 2008, respectively. Capitalized interest, all attributable to the Company’s rig construction, was $1.7 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.  Interest expense before capitalized interest decreased $1.7 million during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily due to reduced interest rates on borrowings under the credit facility.

Income from the sale of investment securities was $5.5 million, $3.3 million after-tax ($0.03 per diluted share) in the second quarter of fiscal 2008.  There were no sales of investment securities in the second quarter of fiscal 2009.

Six Months Ended March 31, 2009 vs. Six Months Ended March 31, 2008

The Company reported net income of $249.0 million ($2.34 per diluted share) from operating revenues of $1,144.1 million for the six months ended March 31, 2009, compared with net income of $209.9 million ($1.98 per diluted share) from operating revenues of $930.3 million for the first six months of fiscal year 2008.  Included in net income are after-tax gains from the sale of assets of approximately $1.7 million ($0.02 per diluted share) for the six months ended March 31, 2009, compared to approximately $1.8 million ($0.01 per diluted share) for the six months ended March 31, 2008.  Net income for the first six months of fiscal 2008 includes $3.4 million ($.03 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale of securities in the six months ending March 31, 2008 were used to fund capital expenditures.  Also included in net income for fiscal 2008 is approximately $3.1 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets compared to approximately $0.2 million of after-tax gains from involuntary conversion of long-lived assets in fiscal 2009.

The following tables summarize operations by business segment for the six months ended March 31, 2009 and 2008.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 15 to the financial statements.

	Six Months Ended March 31,
	2009	2008
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$889,718	$712,907
Direct operating expenses	405,339	347,322
General and administrative expense	8,701	8,651
Depreciation	88,700	69,353
Segment operating income	$386,978	$287,581

Revenue days	28,851	28,159
Average rig revenue per day	$28,941	$24,213
Average rig expense per day	$12,152	$11,231
Average rig margin per day	$16,789	$12,982
Rig utilization	83%	94%

U.S. LAND segment operating income in the first six months of fiscal 2009 increased to $387.0 million from $287.6 million in the first six months of fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

Revenues were $889.7 million in the first six months of fiscal 2009, compared with $712.9 million in the same period of fiscal 2008.  Included in U.S. land revenues for the six months ended March 31, 2009 and March 31, 2008 are reimbursements for “out-of-pocket” expenses of $54.7 million and $31.1 million, respectively. Also included in U.S. land revenues for fiscal 2009 is approximately $100 million related to early termination fees and penalties.

The average revenue per day for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 increased $4,728 of which $3,465 is attributable to the early termination related revenue.  The remaining increase of $1,263 is due to higher dayrates for new rigs added since the second quarter of fiscal 2008 compared to dayrates on existing rigs working at March 31, 2008.  The increase in average rig expense per day for the first six months of fiscal 2009 compared to the same period of fiscal 2008 is primarily due to increased wages and bonuses in the field that occurred during fiscal 2008 as a result of market demand.

For the six months ended March 31, 2009, depreciation increased $19.3 million from the six months ended March 31, 2008.  The increase is due to the increase in available rigs as new FlexRigs were placed in service.

U.S. land rig revenue days for the first six months of 2009 were 28,851 compared with 28,159 for the same period of 2008, with an average of 158.5 and 153.9 rigs working during the first six months of fiscal 2009 and 2008, respectively.

	Six Months Ended March 31,
	2009	2008
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$101,819	$57,070
Direct operating expenses	63,165	41,129
General and administrative expense	2,116	2,212
Depreciation	5,991	6,012
Segment operating income	$30,547	$7,717

Revenue days	1,531	974
Average rig revenue per day	$50,720	$41,503
Average rig expense per day	$27,786	$28,207
Average rig margin per day	$22,934	$13,296
Rig utilization	94%	60%

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income increased due to higher activity. Included in offshore revenues for the six months ended March 31, 2009 and March 31, 2008 are reimbursements for “out-of-pocket” expenses of $12.2 million and $6.2 million, respectively.  Segment operating income increased to $30.5 million in the first six months of fiscal 2009 from $7.7 million in the first six months of fiscal 2008.  Rig days were 1,531 and 974 for the first six months of fiscal 2009 and 2008, respectively. The increase in days is primarily due to three rigs preparing for work under new contracts in fiscal 2008 that were working during the six months ended March 31, 2009. One of the rigs working in fiscal 2009 is located in Trinidad. The increased rig activity also increased revenue days for the two comparable periods.

At March 31, 2009, the Company had all of its nine platform rigs working.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

	Six Months Ended March 31,
	2009	2008
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$147,007	$154,359
Direct operating expenses	125,435	100,911
General and administrative expense	1,480	2,238
Depreciation	12,746	17,302
Segment operating income	$7,346	$33,908

Revenue days	4,433	3,776
Average rig revenue per day	$30,568	$36,981
Average rig expense per day	$25,782	$22,704
Average rig margin per day	$4,786	$14,277
Rig utilization	89%	77%

INTERNATIONAL LAND segment operating income in the first six months of fiscal 2009 was $7.3 million, compared to $33.9 million in the same period of 2008.

As further discussed in Note 3 to the Consolidated Condensed Financial Statements, the Company determined that as of the beginning of the second quarter of fiscal 2009 and forward, the customer in Venezuela, PDVSA, no longer meets the revenue recognition criteria as collectability is uncertain.  As a result of this change, revenue and average revenue per day decreased in the first six months of fiscal 2009 compared to the same period of fiscal 2008.

Rig utilization for international land operations averaged 89 percent for the first six months of fiscal 2009, compared with 77 percent for the first six months of fiscal 2008.  An average of 24.5 rigs worked during the first six months of fiscal 2009, compared to 20.7 rigs in the first six months of fiscal 2008.  International revenues were $147.0 million and $154.4 million in the first six months of fiscal 2009 and 2008, respectively. The decrease in revenue of $7.4 million is comprised of a decrease in Venezuela of $36.8, of which $38.1 was due to the change in revenue recognition, and an increase in other locations of $29.4 million.  The increase is primarily attributable to three new FlexRigs working in international locations during fiscal 2009.  Included in international land revenues for the six months ended March 31, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $11.5 million and $14.7 million, respectively.

Depreciation decreased for the six months ended March 31, 2009 compared to the same period ending March 31, 2008 because the quarter ended March 31, 2008 included an adjustment of approximately $5.9 million related to prior years’ depreciation.

OTHER

General and administrative expenses increased to $31.6 million in the first six months of fiscal 2009 from $28.0 million in the first six months of fiscal 2008.  The $3.6 million increase is primarily attributable to additions in employee count during fiscal 2008 that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2008.  Also increasing in fiscal 2009 were professional services associated with the FCPA investigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

Interest expense was $6.3 million and $9.6 million for the six months ended March 31, 2009 and 2008, respectively.  Although advances on the credit facility to fund capital expenditures increased, interest expense before capitalized interest decreased $3.0 million for the six months ended March 31, 2009, compared to the six months ended March 31, 2008 due to reduced interest rates.  During these same comparable periods, capitalized interest related to the Company’s rig construction increased $0.4 million.

In the first six months of fiscal 2008, income from the sale of investment securities was $5.6 million, $3.4 million after—tax ($0.03 per diluted share) from the sale of available-for-sale investments.  There have been no sales of available-for-sale investments in fiscal 2009.

In the first six months of fiscal 2008, the Company recorded income of approximately $4.8 million from involuntary conversion of long-lived assets as a result of insurance proceeds on Rig 178 that was lost in a well blowout fire in the fourth quarter of fiscal 2007.  The Company settled the claim in fiscal 2009 and recorded $0.3 million as a gain in the Consolidated Condensed Statement of Income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $126.4 million at March 31, 2009 from $121.5 million at September 30, 2008. The following table provides a summary of cash flows for the six-month period ended March 31, (in thousands):

	2009	2008
Net Cash provided (used) by:
Operating activities	$490,488	$263,255
Investing activities	(533,790)	(301,774)
Financing activities	48,167	40,040
Increase in cash and cash equivalents	$4,865	$1,521

Operating activities

Cash flows from operating activities were $490.5 million for the six months ended March 31, 2009 compared to $263.3 million the same period ended March 31, 2008. The increase in cash provided from operating activities is primarily due to the net effect of increases in net income, deferred income tax expense and depreciation and changes during the comparable six month periods in accounts payable. Depreciation increased to $111.9 million for the six months ended March 31, 2009 compared to $95.9 million during the six months ended March 31, 2008 as a result of additional rigs being placed into service during fiscal 2008 and 2009.  Accounts payable increased as a result of increased capital spending associated with the construction of FlexRigs.

Investing activities

Capital expenditures increased $204.2 million primarily attributable to the increased cadence in building new FlexRigs.  Five additional FlexRigs were completed in the six months ended March 31, 2009 compared to the same period of fiscal 2008.  Proceeds from involuntary conversion of long-lived assets decreased $8.2 million as insurance claims from 2005 and 2007 were collected during fiscal 2008.  Proceeds from the sale of assets and investments decreased $7.1 million. In fiscal 2009, $12.5 million was invested in short-term investments.

Financing activities

The Company’s net proceeds from long-term debt and notes payable totaled $58.3 million in the first six months of fiscal 2009 compared to $35.0 million in the first six months of fiscal 2008.  Comparing the six months ended March 31, 2009 to the same period at March 31, 2008, the Company had a decrease in proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation of $7.9 million and $6.1 million, respectively and dividends increased $1.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and credit facilities continue to be the Company’s significant sources of liquidity.  The Company believes these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2009.  If the Company is unable to meet current obligations, portfolio securities may be sold.  There can be no assurance that the Company will continue to generate cash flows at current levels or obtain additional financing.  The Company’s indebtedness totaled $560 million at March 31, 2009.  For additional information regarding debt agreements, refer to Note 12 Notes Payable and Long-term Debt of the Consolidated Condensed Financial Statements.

Backlog

The Company’s contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of May 1, 2009 and October 31, 2008 was $2.7 billion and $3.4 billion, respectively.  The decrease in the Company’s backlog from October 31, 2008 to May 1, 2009 is primarily due to the expiration and termination of long-term contracts.  Approximately 81.9 percent of the May 1, 2009 backlog is not reasonably expected to be filled in fiscal 2009.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of May 1, 2009 and October 31, 2008, and the percentage of the May 1, 2009 backlog not reasonably expected to be filled in fiscal 2009:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	05/01/2009	10/31/2008	Expected to be Filled in Fiscal 2009
	(in billions)

U.S. Land	$2.251	$2.876	80.7%
Offshore	.173	.199	86.7%
International Land	.282	.299	87.9%
	$2.706	$3.374

Capital Resources

During the six months ended March 31, 2009, the Company announced commitments to build 13 new FlexRigs for locations in the United States.  These 13 contracts have term durations ranging from three to four years.  These 13, along with the 127 rigs announced in fiscal years 2005 through 2008 brings the Company’s commitments to a total of 140 new FlexRigs.  Eight of these 140 new rigs were contracted for work in International Land operations and the remaining 132 in U.S. Land operations.  The drilling services are performed on a daywork contract basis.  Through the end of the second fiscal quarter of 2009, 122 rigs were completed for delivery, and 111 of the 122 had begun field operations.  The remaining rigs are expected to be completed by the end of the second quarter of fiscal 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

Capital expenditures were $525.9 million and $321.7 million for the first six months of fiscal 2009 and 2008, respectively.  Capital expenditures increased from 2008 primarily due to the Company’s current construction program of new FlexRigs.  Given the Company’s commitments with suppliers, the capital expenditure estimate is approximately $850 million for fiscal 2009, including construction of new FlexRigs.

There were no other significant changes in the Company’s financial position since September 30, 2008.

MATERIAL COMMITMENTS

Material commitments as reported in the Company’s 2008 Annual Report on Form 10-K have not changed significantly at March 31, 2009.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies that are “critical” or the most important to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2008 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of SFAS No. 157, SFAS No. 159, and EITF 06-11 on October 1, 2008.  The adoption of these did not have a material impact on the Company’s financial position, results of operations or cash flows.  The additional disclosures required by SFAS No. 157 are included in Note 9, Fair Value Measurements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2008, the FASB ratified EITF, Issue No. 08-6, Equity-Method Investment Accounting.  EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration.  Equity-method investment should be subject to other-than-temporary impairment analysis.  It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold.  EITF 08-6 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact the adoption of EITF 08-6 may have on the Consolidated Financial Statements.

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

March 31, 2009

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities.  On October 1, 2008, the Company adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The adoption did not impact the consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 9, Fair Value Measurements.

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

March 31, 2009

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company will include the disclosures required under this FSP beginning in the June 30, 2009 Consolidated Condensed Financial Statements.  The adoption of FSP FAS 107-1 and APB 28-1 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company has determined that only the provisions of FAS 124-2 are currently applicable.  FSP No. 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  It is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of fiscal 2009.  Management does not currently believe the adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

PART I.   FINANCIAL INFORMATION

March 31, 2009

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company’s market risks, see

•                  Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2008;

•                  Note 8 and Note 12 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk are incorporated herein by reference; and

•                  Note 3 and Note 17 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk and foreign currency exchange rate risk are incorporated herein by reference.

ITEM 4.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the Company’s 2008 Annual Report on Form 10-K, the Company disclosed that in connection with the Company’s Foreign Corrupt Practices Act training, questions were raised about the legality of certain past payments by one of the Company’s subsidiaries in connection with the passage of materials through customs in Latin America.  In consultation with the Audit and Governance Committees of the Board of Directors, the Company engaged outside counsel and outside accountants to review these payments, other transactions of the subsidiary, and transactions at certain of the Company’s other operations in Latin America.  The Company contacted the Securities and Exchange Commission and the Department of Justice to inform them of this matter, and has cooperated fully with these governmental authorities.

The potential damages and penalties the Company might incur if it was determined that it violated the Foreign Corrupt Practices Act (“FCPA”) include civil penalties of up to $10,000 per violation of the anti-bribery provisions and criminal penalties of up to the greater of $2 million per violation or twice the gross pecuniary gain resulting from any improper conduct and other sanctions.  A company that knowingly commits a violation of the accounting provisions can be fined up to $25 million.  It is also possible that governmental agencies could require that the Company enter into a criminal plea agreement, deferred prosecution agreement, or other settlement, which could include monitoring requirements and potentially other sanctions.

Outside counsel has completed its Latin American review and the Company is now in the preliminary stages of discussions with the Enforcement Staff of the Securities and Exchange Commission and with the Department of Justice about an amicable resolution of this matter.  The Company cannot predict the outcome of those discussions.  However, based on the results of the Company’s investigation, the status of the preliminary discussions with the Department of Justice and the Securities and Exchange Commission, and the expectations of the Company’s external FCPA legal counsel, the Company believes there is no basis to predict that the fines and penalties will be material to the Company or its financial statements.  This belief is based on the total nature and amount of the questionable payments that the investigation uncovered, the fact that the matter was voluntarily disclosed by the Company, and the Company’s ongoing cooperation with the Department of Justice and the Securities and Exchange Commission.

ITEM 1A.     RISK FACTORS

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company’s operations or on the ability of the Company to continue operations in certain areas.

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

PART II.   OTHER INFORMATION

Venezuela continues to experience significant political, economic and social instability. In the event that extended labor strikes occur or turmoil increases, the Company could experience shortages in labor and/or materials and supplies necessary to operate some or all of its Venezuelan drilling rigs, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the mid-1970s, the Venezuelan government nationalized the exploration and production business. More recently, Venezuela has nationalized some industries unrelated to the oilfield services industry.  At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the Company’s loss of all or a portion of its assets and business in Venezuela.

Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2009, approximately 13 percent of the Company’s consolidated operating revenues were generated from the international contract drilling business. During the six months ended March 31, 2009, approximately 95 percent of the international operating revenues were from operations in South America and approximately 62 percent of South American operating revenues were from Venezuela and Colombia.

Reference is made to the risk factors pertaining to currency devaluation risk and receivable balances in Venezuela, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2008.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2009, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 3, 5, 8, 12 and 17 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2008.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Helmerich & Payne, Inc. was held on March 4, 2009.  Proxies for the meeting were solicited by and on behalf of the Board of Directors of Helmerich & Payne, Inc., and there was no solicitation in opposition to such solicitation.  The matter presented for vote received the following for and withheld votes as noted below:

To elect three Directors comprising the class of Directors of the Company known as the “Third Class” for a three-year term expiring in 2012.  Each of the nominees for directorship was elected by the affirmative vote of a plurality of the shares of voted common stock.  The number of votes for and withheld from each Director, respectively, were as follows: W. H. Helmerich, III 86,368,597 for and 8,684,865 shares withheld; Francis Rooney 92,389,801 for and 2,663,661 shares withheld; and Edward B. Rust, Jr. 90,350,191 for and 4,703,270 withheld. There were no broker non-votes or other abstentions.  The other Directors whose term of office as Director continued after the meeting are Hans Helmerich, William L. Armstrong, John D. Zeglis, Paula Marshall and Randy A. Foutch.

PART II.   OTHER INFORMATION

ITEM 6.           EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
10.1	Amended form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan.
10.2

364-Day Credit Agreement dated January 21, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 22, 2009).

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

HELMERICH & PAYNE, INC.
(Registrant)

Date: May 5, 2009	By:	/S/HANS C HELMERICH
Hans C. Helmerich, President

Date: May 5, 2009	By:	/S/DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description
10.1	Amended form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan.
10.2

364-Day Credit Agreement dated January 21, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 22, 2009).

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