Form 10-Q
period 2009-06-30
HELMERICH & PAYNE INC
filed 2009-08-05
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

CLASS	OUTSTANDING AT July 31, 2009
Common Stock, $0.10 par value	105,454,592

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$141,705	$121,513
Short-term investments	12,500	—
Accounts receivable, less reserve of $711 at June 30, 2009 and $1,331 at September 30, 2008	319,827	462,833
Inventories	45,685	33,098
Deferred income taxes	8,250	21,939
Prepaid expenses and other	64,107	51,264
Total current assets	592,074	690,647

Investments	267,554	199,266
Property, plant and equipment, net	3,209,344	2,682,251
Other assets	10,882	15,881

Total assets	$4,079,854	$3,588,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,640	$153,851
Accrued liabilities	118,152	128,373
Short-term debt	105,000	—
Notes payable	—	1,733
Long-term debt due within one year	25,000	25,000
Total current liabilities	358,792	308,957

Noncurrent liabilities:
Long-term debt	430,000	475,000
Deferred income taxes	647,975	479,963
Other	49,145	58,651
Total noncurrent liabilities	1,127,120	1,013,614

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	174,008	169,497
Retained earnings	2,368,737	2,082,518
Accumulated other comprehensive income	72,247	38,407
Treasury stock, at cost	(31,756)	(35,654)
Total shareholders’ equity	2,593,942	2,265,474

Total liabilities and shareholders’ equity	$4,079,854	$3,588,045

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues:
Drilling – U.S. Land	$282,358	$391,755	$1,172,076	$1,104,662
Drilling – Offshore	55,605	47,298	157,424	104,368
Drilling – International Land	47,290	80,585	194,297	234,944
Other	2,514	2,879	8,024	8,850
	387,767	522,517	1,531,821	1,452,824

Operating costs and other:
Operating costs, excluding depreciation	220,339	274,168	814,561	763,921
Depreciation	61,043	51,210	172,928	147,066
General and administrative	14,225	14,723	45,807	42,716
Research and development	2,777	522	6,630	522
Acquired in-process research and development	—	11,129	—	11,129
Gain from involuntary conversion of long-lived assets	(264)	(5,426)	(541)	(10,236)
Income from asset sales	(1,785)	(1,616)	(4,754)	(4,404)
	296,335	344,710	1,034,631	950,714

Operating income	91,432	177,807	497,190	502,110

Other income (expense):
Interest and dividend income	542	1,034	4,478	3,369
Interest expense	(2,793)	(4,651)	(9,047)	(14,255)
Gain on sale of investment securities	—	16,388	—	21,994
Other	514	66	614	(370)
	(1,737)	12,837	(3,955)	10,738

Income before income taxes and equity in income of affiliate	89,695	190,644	493,235	512,848

Income tax provision	36,651	70,187	201,289	189,117
Equity in income of affiliate net of income taxes	—	4,912	10,111	11,522

NET INCOME	$53,044	$125,369	$302,057	$335,253

Earnings per common share:
Basic	$.50	$1.20	$2.87	$3.22
Diluted	$.50	$1.18	$2.84	$3.16

Weighted average shares outstanding:
Basic	105,425	104,530	105,330	103,973
Diluted	106,829	106,689	106,544	106,130

Dividends declared per common share	$0.050	$0.050	$0.150	$0.140

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$302,057	$335,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,928	147,066
Provision for bad debt	580	696
Equity in income of affiliate before income taxes	(16,308)	(18,584)
Stock-based compensation	6,292	5,610
Gain on sale of investment securities	—	(21,864)
Gain from involuntary conversion of long-lived assets	(541)	(10,236)
Income from asset sales	(4,754)	(4,404)
Acquired in-process research and development	—	11,129
Other	—	(1)
Deferred income tax expense	153,997	66,593
Change in assets and liabilities-
Accounts receivable	142,426	(61,787)
Inventories	(12,587)	(2,735)
Prepaid expenses and other	(7,882)	(31,594)
Accounts payable	(15,720)	(974)
Accrued liabilities	(9,834)	13,120
Deferred income taxes	6,514	7,774
Other noncurrent liabilities	(6,625)	8,526
Net cash provided by operating activities	710,543	443,588

INVESTING ACTIVITIES:
Capital expenditures	(738,411)	(509,018)
Acquisition of business, net of cash acquired	(16)	(12,024)
Insurance proceeds from involuntary conversion	541	13,926
Proceeds from sale of investments	—	25,507
Proceeds from asset sales	6,706	6,077
Purchase of short-term investments	(12,500)	—
Net cash used in investing activities	(743,680)	(475,532)

FINANCING ACTIVITIES:
Increase (decrease) in notes payable	(1,733)	2,259
Proceeds from lines of credit	3,185,000	2,630,000
Payments on lines of credit	(3,125,000)	(2,620,000)
Increase in bank overdraft	8,992	4,465
Dividends paid	(15,829)	(14,060)
Proceeds from exercise of stock options	710	14,267
Excess tax benefit from stock-based compensation	1,189	24,816
Net cash provided by financing activities	53,329	41,747

Net increase in cash and cash equivalents	20,192	9,803
Cash and cash equivalents, beginning of period	121,513	89,215
Cash and cash equivalents, end of period	$141,705	$99,018

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2009

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2008	107,058	$10,706	$169,497	$2,082,518	$38,407	1,835	$(35,654)	$2,265,474

Comprehensive Income:
Net income				302,057				302,057
Other comprehensive income, Unrealized gains on available-for-sale securities (net of $20,741 income tax)					33,840			33,840

Total comprehensive income								335,897

Capital adjustment of equity investee			174					174
Cash dividends ($0.15 per share)				(15,838)				(15,838)
Exercise of stock options			(1,913)			(166)	2,623	710
Tax benefit of stock-based awards, including excess tax benefits of $1,199			1,233					1,233
Treasury stock issued for vested restricted stock			(1,275)			(66)	1,275	—
Stock-based compensation			6,292					6,292

Balance, June 30, 2009	107,058	$10,706	$174,008	$2,368,737	$72,247	1,603	$(31,756)	$2,593,942

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

A reconciliation of the weighted-average common shares outstanding on a basic and diluted basis is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic weighted average shares	105,425	104,530	105,330	103,973
Effect of dilutive shares:
Stock options and restricted stock	1,404	2,159	1,214	2,157
Diluted weighted average shares	106,829	106,689	106,544	106,130

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Shares excluded from calculation of diluted earnings per share	718	—	1,215	—

3.     Operations and Risks in Venezuela

Typically, contract drilling revenues are recognized as services are performed.  In U.S. generally accepted accounting principles, one of the basic revenue recognition criteria is that collectability of the revenue is reasonably assured. The Company’s revenue in Venezuela is from providing drilling services to Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  The Company determined, as of the beginning of the second quarter of fiscal 2009 and forward, the revenue recognition criteria in Venezuela is no longer met as collectability of revenue is not reasonably assured, primarily due to the uncertainty of the timing of collectability as discussed further below. As a result of this change, $19.7 million and $55.3 million of revenue was not recorded in the International Land segment in the three and nine months ended June 30, 2009 respectively.  As of June 30, 2009 the Consolidated Balance Sheet reflected accounts receivable from PDVSA of $76.7 million.  During the third quarter of fiscal 2009, approximately $13.0 million (U.S. dollars and U.S. currency equivalent) was collected from PDVSA of which approximately $8.8 million was applicable to the accounts receivable.  Additionally, subsequent to the end of the third fiscal quarter, additional payments of approximately $43.0 million (U.S. currency equivalent) were received through July 31, 2009 of which approximately $41.5 million was applicable to the June 30, 2009 accounts receivable balance.  The Company does not have enough information to conclude that the remaining receivable balance is not probable of collection.  However, there is uncertainty regarding the timing of the collection due to the current political, economic and social instability in Venezuela, the dependence by Venezuela on oil to largely support its economy and the failure of PDVSA to pay many service companies working in Venezuela.  The collection of receivables from PDVSA has historically been more difficult and slower than that of other customers in international countries in which the Company has drilling operations due to PDVSA policies and procedures.

The Company is also exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte (Bsf) receivable and Bsf cash balances.

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

In addition to the accounts receivable discussed above, the Venezuelan subsidiary has received notification from PDVSA that reimbursement of U.S. dollar invoices previously paid in Bsf will be made only when supporting documentation has been approved.  The supporting documentation has been delivered to PDVSA and is awaiting approval.  The approval and subsequent payment would result in reducing the foreign currency exposure by approximately $38.6 million. The Company is unable to determine when payment will be received.

Past devaluation losses may not be reflective of the potential for future devaluation losses.  Venezuela continues to operate under exchange controls and the Venezuelan bolivar fuerte exchange rate has remained fixed at Bsf 2.150 to

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

one U.S. dollar since March 2005.  The exact amount and timing of any future devaluations of the Venezuelan bolivar fuerte exchange rate is uncertain.  At June 30, 2009, the Company had the equivalent of $16.0 million in cash in Bsf’s exposed to the risk of currency devaluation.

While the Company is unable to predict the potential magnitude and timing of future devaluation in Venezuela, if current activity levels continue and if a 10 percent to 30 percent devaluation were to occur, the Company could experience potential currency devaluation losses ranging from approximately $4.9 million to $12.2 million.

During the second quarter of fiscal 2009, the Company began discontinuing work for PDVSA as contracts expired.  All of the Company’s eleven rigs were active in Venezuela during the first quarter of fiscal 2009.  At the end of the third quarter of fiscal 2009, only three of the rigs were active.  The Company will continue to idle rigs along with other efforts until satisfactory payments for services rendered are received.  At July 31, 2009, one additional rig had been idled and if satisfactory payments are not received, it is likely that the remaining two rigs will become idle by the end of September 2009.  At June 30, 2009, the net book value of long-lived assets in Venezuela was $74.3 million.

Readers should refer to Note 16 of these Consolidated Condensed Financial Statements for additional information related to risk factors in international operations.

4.     Inventories

Inventories consist primarily of replacement parts and supplies held for use in the Company’s drilling operations.

5.     Financial Instruments

The Company had $175 million of fixed-rate long-term debt outstanding at June 30, 2009, which had an estimated fair value of $201 million.  The debt was valued based on the prices of similar securities with similar terms and credit ratings.  The Company used the expertise of an outside investment banking firm to assist with the estimate of the fair value of the long-term debt.  The Company’s line of credit bears interest at market rates and the cost of borrowings, if any, would approximate fair value.  The Company has an interest rate swap agreement with a $105 million notional.  The fair value of the interest rate swap liability at June 30, 2009 was $0.3 million.  The fair value is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.  For further information regarding debt and the interest swap, refer to Note 11 of these consolidated condensed financial statements.

Effective April 1, 2009, Atwood Oceanics, Inc. (Atwood) was accounted for as an available-for-sale investment, as the Company determined it no longer exercised significant influence and discontinued accounting for Atwood using the equity method.  Mark-to-market gains or losses are now deferred as a component of other comprehensive income.

The estimated fair value of the Company’s available-for-sale securities is primarily based on market quotes.  The following is a summary of available-for-sale securities, which excludes those accounted for under the equity method of accounting, investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities 06/30/09	$129,183	$122,448	$—	$251,631
Equity securities 09/30/08	$7,685	$67,867	$—	$75,552

On an on-going basis, the Company evaluates the marketable equity securities to determine if a decline in fair market is other-than-temporary.  If a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  In determining if an unrealized loss is other than temporary, the Company considers how long the market value of the investment has been below cost, how significant the decline in value is as a percentage of the original cost and the market in general and analyst recommendations.

The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  During the nine months ended June 30, 2008, marketable equity available-for-sale securities with a fair value at the date of sale of $25.5 million were sold with gross realized gains of $22.0 million.  There have been no sales of available-for-sale securities during the nine months ended June 30, 2009.

The investments in the limited partnerships carried at cost were approximately $12.4 million at June 30, 2009 and September 30, 2008.  The estimated fair value of the limited partnerships was $17.6 million and $17.3 million at June 30, 2009 and September 30, 2008, respectively.  The estimated fair value exceeded the cost of investments at June 30, 2009 and September 30, 2008 and, as such, the investments were not impaired.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $3.6 million and $6.4 million at June 30, 2009 and September 30, 2008, respectively.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds.  The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

At June 30, 2009, the Company’s short-term investments consisted of a bank certificate of deposit with an original maturity greater than three months.  Interest earned is included in interest and dividend income on the Consolidated Condensed Statement of Income.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at June 30, 2009 and September 30, 2008.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.     Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income	$53,044	$125,369	$302,057	$335,253
Other comprehensive income:
Unrealized appreciation on securities	90,833	22,714	54,581	602
Income taxes	(34,516)	(8,632)	(20,741)	(230)
	56,317	14,082	33,840	372

Reclassification of realized gains in net income	—	(16,388)	—	(21,994)
Income taxes	—	6,228	—	8,358
	—	(10,160)	—	(13,636)

Minimum pension liability adjustments	—	(4)	—	(10)
Income taxes	—	2	—	4
	—	(2)		(6)

Total comprehensive income	$109,361	$129,289	$335,897	$321,983

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	June 30,	September 30,
	2009	2008
Unrealized appreciation on securities	$75,918	$42,078
Unrecognized actuarial gain (loss) and prior service cost	(3,671)	(3,671)
Accumulated other comprehensive income	$72,247	$38,407

7.     Derivative Financial Instruments

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  In accordance with the effective date of SFAS No. 161, the Company adopted the disclosure provisions of SFAS No. 161 on January 1, 2009.

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

In January 2009, the Company executed an interest rate swap agreement to limit the Company’s exposure to changes in interest rates.  The interest rate swap qualifies as a derivative and was not designated as a hedging instrument and as such, the Company has not applied hedge accounting.  At the end of each period, the interest rate swap is recorded in the Consolidated Condensed Balance Sheet at fair value, either in other current assets or accrued liabilities, and any

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

related gains or losses are recognized on the Company’s Consolidated Condensed Statement of Income within interest expense.  The fair value of the interest rate swap liability at June 30, 2009 was $0.3 million and is included in accrued liabilities in the Consolidated Condensed Balance Sheet.  Interest expense of $0.2 million and $0.5 million was recorded for the three and nine months ended June 30, 2009, respectively.

8.     Fair Value Measurement

On September 15, 2006, the FASB issued SFAS No. 157 which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes.  The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of SFAS 157 as of October 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.  In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delayed the required adoption of portions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis.  Accordingly, the Company will adopt the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis in fiscal 2010.  The Company is currently evaluating the impact, if any, of the adoption of FSP 157-2 on its financial position, results of operations or cash flows.

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

At June 30, 2009, the Company’s financial assets utilizing Level 1 inputs include cash equivalents, money market funds the Company has elected to classify as restricted assets and equity securities with active markets.  For these items, quoted current market prices are readily available.

During the nine months ended June 30, 2009, the Company entered into an interest rate swap agreement with a $105 million notional to hedge a portion of the risk of changes in the interest rate associated with amounts outstanding under an unsecured line of credit that expires in January 2010.  The fair value of the swap agreement was determined using Level 2 inputs. Level 2 inputs also include a bank certificate of deposit classified as a short-term investment and restricted cash included in current assets.

The Company does not currently have any financial instruments utilizing Level 3 inputs.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following presents information about the Company’s fair value hierarchy for financial assets as of June 30, 2009:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Money market funds	$117,159	$116,136	$1,023	$—
Equity securities	251,631	251,631	—	—
Certificate of deposit	12,500	—	12,500	—

Total assets at fair value	$381,290	$367,767	$13,523	$—

Liabilities:
Interest rate swap	$(273)	$—	$(273)	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis presented in the Company’s Consolidated Condensed Balance Sheet as of June 30, 2009:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash equivalents	$103,188	$103,188	$—	$—
Short-term investments	12,500	—	12,500	—
Investments	251,631	251,631	—	—
Other current assets	11,971	10,948	1,023	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$381,290	$367,767	$13,523	$—

Liabilities:
Other current liabilities	$(273)	$—	$(273)	$—
Total liabilities measured at fair value	$(273)	$—	$(273)	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2009 and September 30, 2008.

	June 30,	September 30,
	2009	2008
	(in thousands)
Carrying value of long-term fixed-rate debt	$175.0	$175.0
Fair value of long-term fixed-rate debt	$201.3	$198.0

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

9.     Cash Dividends

The $0.05 cash dividend declared March 4, 2009, was paid June 1, 2009. On June 3, 2009, a cash dividend of $0.05 per share was declared for shareholders of record on August 14, 2009, payable September 1, 2009.

10.   Stock-Based Compensation

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

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation expense
Stock options	$1,691	$1,533	$5,205	$4,698
Restricted stock	363	365	1,087	912
	$2,054	$1,898	$6,292	$5,610

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2009 and 2008:

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

A summary of stock option activity under the Plan for the three and nine months ended June 30, 2009 is presented in the following tables:

	Three Months Ended June 30, 2009
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in thousands)

Outstanding at April 1, 2009	5,648	$20.21
Granted	—	—
Exercised	(204)	11.07
Forfeited/Expired	(1)	30.24
Outstanding at June 30, 2009	5,443	$20.55	5.8	$59,236
Vested and expected to vest at June 30, 2009	5,383	$20.50	5.8	$58,805

Exercisable at June 30, 2009	3,631	$17.42	4.5	$49,670

	Nine Months Ended
	June 30, 2009
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2008	4,819	$20.02
Granted	865	21.07
Exercised	(235)	11.43
Forfeited/Expired	(6)	29.33
Outstanding at June 30, 2009	5,443	$20.55

The weighted-average fair value of options granted in the first quarter of fiscal 2009 was $8.16.  No options were granted in the second or third quarters of fiscal 2009.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2009 was $4.0 million and $4.3 million, respectively.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2009, the unrecognized compensation cost related to the stock options was $13.2 million.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

RESTRICTED STOCK

Restricted stock awards consist of the Company’s common stock and are time vested over 3-5 years.  The Company recognizes compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of the Company’s shares on the grant date.

A summary of the status of the Company’s restricted stock awards as of June 30, 2009 and changes during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2009
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1,	243	$29.27
Granted	—	—
Vested	(66)	29.52
Forfeited	—	—
Unvested at June 30,	177	$30.06

As of June 30, 2009, there was $2.5 million of total unrecognized compensation cost related to restricted stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

11.   Debt

At June 30, 2009, the Company had the following unsecured long-term debt outstanding (in thousands):

Maturity Date	Interest Rate
Fixed rate debt:
August 15, 2009	5.91%	$25,000
August 15, 2012	6.46%	75,000
August 15, 2014	6.56%	75,000
Senior credit facility:
December 18, 2011	.67%-.68%	280,000
		455,000
Less long-term debt due within one year		25,000
Long-term debt		$430,000

The terms of the fixed rate debt obligations require the Company to maintain a minimum ratio of debt to total capitalization.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility which matures December 2011.  While the Company has the option to borrow at the prime rate for maturities of less than 30 days, the Company anticipates that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (LIBOR).  The Company pays a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of the Company’s total debt to total capitalization.  The spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At June 30, 2009, the spread on borrowings was .35 percent over LIBOR and the commitment fee was ..075 percent per annum.  At June 30, 2009, the Company had two letters of credit totaling $20.9 million under the facility and had $280 million borrowed against the facility with $99.1 million available to borrow. The advances bear interest ranging from 0.67 percent to 0.68 percent.  Subsequent to June 30, 2009, the debt was reduced by $115 million with proceeds from a new facility discussed below.

Short-term debt consists of a $105 million unsecured line of credit that will mature January 2010.  The Company closed on the agreement with a five-bank syndicate January 21, 2009.  The Company anticipates that this loan will remain funded for the entire term and that all borrowings will accrue interest at a spread over 30 day LIBOR. The spread over LIBOR is determined according to the same scale of debt to total capitalization used in the Company’s $400 million facility which is described in the preceding paragraph.  The spread over LIBOR for the new facility has increased to a range of 2 percent to 2.75 percent.  At June 30, 2009, the spread on the borrowing was 2.25 percent over LIBOR.  Simultaneous with the closing of this facility, the Company entered into an interest-rate swap with the same maturity and a notional amount of $105 million. The Company believes that the swap will act to fix the annualized interest rate of the facility at approximately 3.17 percent assuming the spread remains at 2.25 percent over LIBOR.  For further information regarding the interest rate swap, refer to Note 7 of these consolidated condensed financial statements.

Financial covenants in both facilities require the Company to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  Both facilities contain additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2009, the Company was in compliance with all debt covenants.

Additionally, as of June 30, 2009, the Company had unsecured letters of credit totaling $3.3 million which were used to obtain surety bonds for the international operations.

On July 21, 2009, the Company closed on a private placement and received proceeds of $200 million from senior unsecured fixed-rate notes that will mature July 2016.  Interest on the notes will be paid semi-annually based on an annual rate of 6.10 percent.  The Company will make five equal annual principal repayments of $40 million starting on the third anniversary of the closing date.  Financial covenants require the Company to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.  The note purchase agreement also contains additional terms, conditions, and restrictions that the Company believes are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  The $200 million proceeds from this facility will be used to fund capital expenditures, repay indebtedness and for other general corporate purposes.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.   Income Taxes

The Company’s effective tax rate for the first nine months of fiscal 2009 and 2008 was 40.8 percent and 36.9 percent, respectively.  The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 40.9 percent and 36.8 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on results of operations or financial position.

13.   Contingent Liabilities and Commitments

In conjunction with the Company’s current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $160.5 million are outstanding at June 30, 2009.

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

14.   Segment Information

The Company operates principally in the contract drilling industry. The Company’s contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  The Company’s primary international areas of operation include Venezuela, Colombia, Ecuador, Argentina and other South American countries.  The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, the Company has aggregated its International Land operations into one reportable segment.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.

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

Summarized financial information of the Company’s reportable segments for the nine months ended June 30, 2009, and 2008, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2009
Contract Drilling:
U.S. Land	$1,172,076	$—	$1,172,076	$483,571
Offshore	157,424	—	157,424	43,270
International Land	194,297	—	194,297	(975)
	1,523,797	—	1,523,797	525,866
Other	8,024	630	8,654	(4,656)
	1,531,821	630	1,532,451	521,210
Eliminations	—	(630)	(630)	—
Total	$1,531,821	$—	$1,531,821	$521,210

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2008
Contract Drilling:
U.S. Land	$1,104,662	$—	$1,104,662	$446,994
Offshore	104,368	—	104,368	19,730
International Land	234,944	—	234,944	51,400
	1,443,974	—	1,443,974	518,124
Other	8,850	657	9,507	(7,596)
	1,452,824	657	1,453,481	510,528
Eliminations	—	(657)	(657)	—
Total	$1,452,824	$—	$1,452,824	$510,528

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s reportable segments for the three months ended June 30, 2009, and 2008, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2009
Contract Drilling:
U.S. Land	$282,358	$—	$282,358	$96,593
Offshore	55,605	—	55,605	12,723
International Land	47,290	—	47,290	(8,321)
	385,253	—	385,253	100,995
Other	2,514	189	2,703	(2,304)
	387,767	189	387,956	98,691
Eliminations	—	(189)	(189)	—
Total	$387,767	$—	$387,767	$98,691

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2008
Contract Drilling:
U.S. Land	$391,755	$—	$391,755	$159,413
Offshore	47,298	—	47,298	12,013
International Land	80,585	—	80,585	17,492
	519,638	—	519,638	188,918
Other	2,879	220	3,099	(10,421)
	522,517	220	522,737	178,497
Eliminations	—	(220)	(220)	—
Total	$522,517	$—	$522,517	$178,497

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Segment operating income	$98,691	$178,497	$521,210	$510,528
Gain from involuntary conversion of long-lived assets	264	5,426	541	10,236
Income from asset sales	1,785	1,616	4,754	4,404
Corporate general and administrative costs and corporate depreciation	(9,308)	(7,732)	(29,315)	(23,058)
Operating income	91,432	177,807	497,190	502,110

Other income (expense):
Interest and dividend income	542	1,034	4,478	3,369
Interest expense	(2,793)	(4,651)	(9,047)	(14,255)
Gain on sale of investment securities	—	16,388	—	21,994
Other	514	66	614	(370)
Total other income (expense)	(1,737)	12,837	(3,955)	10,738

Income before income taxes and equity in income of affiliate	$89,695	$190,644	$493,235	$512,848

	June 30,	September 30,
	2009	2008
	(in thousands)
Total Assets
U.S. Land	$2,964,271	$2,660,232
Offshore	161,106	152,497
International Land	457,062	368,659
Other	32,006	35,285
	3,614,445	3,216,673
Investments and Corporate Operations	465,409	371,372
Total	$4,079,854	$3,588,045

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Operating revenues
United States	$330,944	$434,230	$1,306,615	$1,208,681
Venezuela	3,408	43,958	46,357	123,663
Ecuador	12,401	7,864	39,174	41,381
Colombia	17,595	11,704	60,649	26,502
Other Foreign	23,419	24,761	79,026	52,597

Total

$

387,767

$

522,517

$

1,531,821

$

1,452,824

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

15.        Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2009 and 2008 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Interest Cost	$1,217	$1,189	$3,651	$3,569
Expected return on plan assets	(1,147)	(1,458)	(3,441)	(4,374)
Recognized net actuarial loss	—	(3)	—	(9)
Net pension expense	$70	$(272)	$210	$(814)

Employer Contributions

The Company intends to contribute no less frequently than annually an amount at least equal to the minimum contribution required by law.  However, the Company could make discretionary contributions to fund distributions in lieu of liquidating pension assets.  The Company estimates contributions could be at least $5.0 million in fiscal 2009.  However, due to the decline in the fair value of pension plan assets during 2008 and the current adverse conditions in the equity, debt and global markets, it is possible that contributions will be greater than estimated.  For the period October 1, 2008 through July 31, 2009, the Company contributed $0.5 million to the Pension Plan.

Foreign Plan

The Company maintains an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $113,000 and $115,000 for the three months ended June 30, 2009 and 2008, respectively.  Pension expense was approximately $293,000 and $247,000 for the nine months ended June 30, 2009 and 2008, respectively.

16.        Risk Factors

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of the Company’s operations or on the ability of the Company to continue operations in certain areas. For additional information regarding risks in Venezuela, refer to Note 3 of these consolidated condensed financial statements.

17.        Gain Contingencies

During the first quarter of fiscal 2009, the Company settled the claim on U.S. Land Rig 178 that experienced a fire in August 2007.  The Company received approximately $0.3 million as final payment and the proceeds were recorded as a gain in the Consolidated Statement of Income.

During the third quarter of fiscal 2009, the Company settled the claim in connection with the loss of Rig 201 from Hurricane Katrina in August 2005.  The Company received approximately $0.2 million as final payment and the proceeds were recorded as a gain in the Consolidated Statement of Income.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

18.        Recently Issued Accounting Standards

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determining the Useful Life of Intangible Assets (FSP SFAS 142-3).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP must be applied prospectively to intangible assets acquired after the effective date.  Accordingly, the Company will adopt FSP SFAS 142-3 in fiscal year 2010.  The Company is currently evaluating FSP SFAS 142-3 to determine the impact, if any, on the Consolidated Financial Statements.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the current quarter ending, June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements.  The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In the current quarter ending, June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company has determined that only the provisions of FAS 124-2 are currently applicable.  FSP No. 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The adoption of this accounting pronouncement did not have an impact on the Company’s financial condition or operating results.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

19.        Subsequent Events

In evaluating events and transactions through August 5, 2009, the Company has determined it has no recognized subsequent events and one nonrecognized subsequent event.  In July 2009, the Company obtained additional financing of $200 million in senior unsecured notes.  Additional information regarding the debt is included in Note 11 of these consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

The Company reported net income of $53.0 million ($0.50 per diluted share) from operating revenues of $387.8 million for the third quarter ended June 30, 2009, compared with net income of $125.4 million ($1.18 per diluted share) from operating revenues of $522.5 million for the third quarter of fiscal year 2008.  Net income for the third quarter of fiscal 2009 includes approximately $1.1 million ($0.01 per diluted share) of after-tax gains from the sale of assets. Net income for the third quarter of fiscal 2008 includes approximately $10.0 million ($0.09 per diluted share) of after-tax gains from the sale of available-for-sale securities, approximately $1.0 million ($0.01 per diluted share) of after-tax gains from the sales of assets and approximately $3.5 million ($0.03 per diluted share) of after-tax gains from involuntary conversion of long-lived assets.  Included in net income for the third quarter of fiscal 2008 is an approximate after-tax charge of $6.9 million ($0.07 per diluted share) from in-process research and development.

The following tables summarize operations by business segment for the three months ended June 30, 2009 and 2008.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 14 to the consolidated condensed financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

	Three Months Ended June 30,
	2009	2008
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$282,358	$391,755
Direct operating expenses	133,041	187,771
General and administrative expense	4,133	4,801
Depreciation	48,591	39,770
Segment operating income	$96,593	$159,413

Revenue days	9,302	15,263
Average rig revenue per day	$28,325	$24,543
Average rig expense per day	$12,273	$11,178
Average rig margin per day	$16,052	$13,365
Rig utilization	51%	96%

U.S. LAND segment operating income decreased to $96.6 million for the third quarter of fiscal 2009 compared to $159.4 million in the same period of fiscal 2008.  Revenues were $282.4 million and $391.8 million in the third quarter of fiscal 2009 and 2008, respectively. Included in U.S. land revenues for the three months ended June 30, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $18.9 million and $17.2 million, respectively. Also included in U.S. land revenues for the third quarter of fiscal 2009 is approximately $40.9 million related to early termination fees and penalties.

The average revenue per day for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 increased $3,782 of which $4,398 is attributable to the early termination related revenue and requested delivery delay revenue for new FlexRigs.  The remaining decrease of $616 is a result of lower dayrates in the third quarter of fiscal 2009.  The increase in average rig expense per day for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is primarily due to fixed costs that are incurred regardless of whether the rig is working or stacked.

U.S. land rig utilization was 51 percent and 96 percent for the comparable quarters. U.S. land rig activity days for the third quarter of fiscal 2009 were 9,302 compared with 15,263 for the same period of fiscal 2008, with an average of 102.2 and 167.7 rigs working during the third quarter of fiscal 2009 and 2008, respectively.  The decrease in rig days and average rigs working is attributable to early terminations and other stacked rigs.

During the third quarter of fiscal 2009, the Company received four early termination notices from operators compared to thirty-one in the second quarter of fiscal 2009 and two in the first quarter of fiscal 2009.  Since June 30, 2009, no early termination notices have been received by the Company.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to the Company if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by the Company).

The economic slowdown, including the decrease in oil and gas prices and deterioration in the credit markets, has had an effect on customer spending.  As a result, some operators are not renewing contracts.  At June 30, 2009, 100 rigs were idle as a result of operators not extending contracts or exercising early termination options with the number decreasing to 90 at July 31, 2009. The decrease of ten idle rigs is due to eight rigs transferring to the International Land segment and a net of two rigs returning to work.  At July 31, 2009, the Company had 90 rigs with term contracts.  The Company had 24 rigs continuing to work in the spot market at July 31, 2009, all of which are at risk of being idled.  During the fourth quarter of fiscal 2009, five additional rigs will be transferred to the International Land segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

	Three Months Ended June 30,
	2009	2008
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$55,605	$47,298
Direct operating expenses	38,854	31,166
General and administrative expense	1,004	1,276
Depreciation	3,024	2,843
Segment operating income	$12,723	$12,013

Revenue days	763	732
Average rig revenue per day	$45,531	$51,309
Average rig expense per day	$26,976	$31,181
Average rig margin per day	$18,555	$20,128
Rig utilization	93%	89%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $13.4 million and $4.3 million for the three months ended June 30, 2009 and 2008, respectively.

Average rig revenue per day decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, primarily due to a contractual reduction in the dayrate for a rig in an international location and the third quarter of fiscal 2008 had higher mobilization revenue for a rig that began working in that quarter.  Average rig expense per day decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to fiscal 2008 including mobilization expenses associated with a rig beginning work in that quarter.

At June 30, 2009, the Company had seven of its nine platform rigs working.

The Offshore segment has also been affected by the economic slowdown.  The Company had two of its nine offshore rigs released from their contracts during the third quarter and those rigs are expected to remain idle through the remainder of fiscal 2009.  The Company expects one additional rig to be released from its contract during the fourth quarter of fiscal 2009.

	Three Months Ended June 30,
	2009	2008
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$47,290	$80,585
Direct operating expenses	47,913	55,093
General and administrative expense	555	1,182
Depreciation	7,143	6,818
Segment operating income (loss)	$(8,321)	$17,492

Revenue days	1,622	1,951
Average rig revenue per day	$27,340	$38,709
Average rig expense per day	$26,433	$25,638
Average rig margin per day	$907	$13,071
Rig utilization	62%	79%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

INTERNATIONAL LAND segment operating loss for the third quarter of fiscal 2009 was $8.3 million, compared to operating income of $17.5 million in the same period of fiscal 2008.  Rig utilization for international land operations was 62 percent for the third quarter of fiscal 2009, compared with 79 percent for the third quarter of fiscal 2008.  During the current quarter, an average of 17.6 rigs worked compared to an average of 21.2 rigs in the third quarter of fiscal 2008.  During late fiscal 2008 and during the first nine months of fiscal 2009, four new FlexRigs began work in international operations.  In addition, two new FlexRigs are in an international location waiting on location and one new FlexRig has been completed and may be directed to an international location.

As further discussed in Note 3 to the consolidated condensed financial statements, the Company determined that as of the beginning of the second quarter of fiscal 2009 and forward, the customer in Venezuela, PDVSA, no longer meets the revenue recognition criteria as collectability is uncertain.  As a result of this change, revenue and average revenue per day decreased in the third quarter of fiscal 2009 compared to fiscal 2008.

Revenues in the third quarter of fiscal 2009 decreased $33.3 million compared to the third quarter of fiscal 2008 with Venezuela contributing $40.6 million to the decrease.  Excluding the revenue recognition change and the Company idling rigs in Venezuela, the increase in utilization of existing rigs and the addition of the new FlexRigs contributed to international land revenue increasing.  Included in international land revenues for the three months ended June 30, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $2.9 million and $5.1 million, respectively.

The ability to collect accounts receivables in U.S. dollars from PDVSA deteriorated to the point that during the second quarter of fiscal 2009, the Company decided to discontinue work as contracts expire.  At June 30, 2009, the receivable from PDVSA was approximately $76.7 million.  All of the Company’s eleven rigs were active in Venezuela during the first quarter; however, by the end of the third quarter of fiscal 2009, only three of the rigs were active.  The Company will continue to idle rigs along with other efforts until satisfactory payments for services rendered are received.  At July 31, 2009, one additional rig had been idled and if satisfactory payments are not received, it is likely that the remaining two rigs will become idle by the end of September 2009.

During the fourth quarter of fiscal 2009, thirteen rigs will be transferred from the U.S. Land segment to the International Land segment.  Of the thirteen, five of those rigs are expected to spud during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.  The remaining eight rigs will be used for bidding prospective work.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2009, the Company incurred $2.8 million research and development expenses related to ongoing development of a Rotary Steerable System. The Company anticipates research and development expenses of up to approximately $2.5 million in the fourth quarter of fiscal 2009.

OTHER

General and administrative expenses decreased to $14.2 million in the third quarter of fiscal 2009 from $14.7 million in the third quarter of fiscal 2008.  The $0.5 million decrease is primarily due to a reduction in the current year employee bonus accruals and increases in professional services for audit and tax services and services associated with the FCPA investigation discussed further in Part II, Item 1, Legal Proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

Interest expense was $2.8 million and $4.7 million in the third quarter of fiscal 2009 and 2008, respectively. Capitalized interest, all attributable to the Company’s rig construction, was $1.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively.  Interest expense before capitalized interest decreased $1.0 million during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to reduced interest rates on borrowings under the credit facility.

Income from the sale of investment securities was $16.4 million, $10.0 million after-tax ($0.09 per diluted share) in the third quarter of fiscal 2008.  There were no sales of investment securities in the third quarter of fiscal 2009.

Equity in income of affiliate, net of income tax was $4.9 million in the third quarter of fiscal 2008.  Effective April 1, 2009, the Company determined it no longer exercised significant influence and discontinued accounting for the investee using the equity method.

Income tax expense decreased to $36.7 million in the third quarter of fiscal 2009 from $70.2 million in the third quarter of fiscal 2008.  However, the effective tax rate increased to 40.9 percent from 36.8 percent for the two comparable quarters.  The increase in the effective tax rate is primarily due to Venezuelan income taxes being calculated using the accrual method of accounting regardless of the Company recognizing revenue in Venezuela using a cash basis method of accounting.

Nine Months Ended June 30, 2009 vs. Nine Months Ended June 30, 2008

The Company reported net income of $302.1 million ($2.84 per diluted share) from operating revenues of $1.5 billion for the nine months ended June 30, 2009, compared with net income of $335.3 million ($3.16 per diluted share) from operating revenues of $1.5 billion for the first nine months of fiscal year 2008.  Included in net income are after-tax gains from the sale of assets of approximately $2.8 million ($0.03 per diluted share) for the nine months ended June 30, 2009, compared to approximately $2.8 million ($0.02 per diluted share) for the nine months ended June 30, 2008.  Net income for the first nine months of fiscal 2008 includes $13.5 million ($0.13 per diluted share) of after-tax gains from the sale of available-for-sale securities.  The proceeds from the sale of securities in the nine months ending June 30, 2008 were used to fund capital expenditures.  Also included in net income for fiscal 2008 is approximately $6.5 million ($0.06 per diluted share) of after-tax gains from involuntary conversion of long-lived assets compared to approximately $0.3 million of after-tax gains from involuntary conversion of long-lived assets in fiscal 2009.  Included in net income for fiscal 2008 is an approximate after-tax charge of $6.9 million ($0.07 per diluted share) from in-process research and development.

The following tables summarize operations by business segment for the nine months ended June 30, 2009 and 2008.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 14 to the consolidated condensed financial statements.

	Nine Months Ended June 30,
	2009	2008
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,172,076	$1,104,662
Direct operating expenses	538,380	535,093
General and administrative expense	12,834	13,452
Depreciation	137,291	109,123
Segment operating income	$483,571	$446,994

Revenue days	38,153	43,422
Average rig revenue per day	$28,791	$24,329
Average rig expense per day	$12,182	$11,212
Average rig margin per day	$16,609	$13,117
Rig utilization	72%	95%

U.S. LAND segment operating income in the first nine months of fiscal 2009 increased to $483.6 million from $447.0 million in the first nine months of fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

Revenues were $1.2 billion in the first nine months of fiscal 2009, compared with $1.1 billion in the same period of fiscal 2008.  Included in U.S. land revenues for the nine months ended June 30, 2009 and June 30, 2008 are reimbursements for “out-of-pocket” expenses of $73.6 million and $48.2 million, respectively. Also included in U.S. land revenues for fiscal 2009 is approximately $140.9 million related to early termination related revenue and requested delivery delay revenue for new FlexRigs.

The average revenue per day for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 increased $4,462 of which $3,692 is attributable to the early termination related revenue.  The remaining increase of $770 is due to higher dayrates for new rigs added since the third quarter of fiscal 2008 compared to dayrates on existing rigs working at June 30, 2008.  The increase in average rig expense per day for the first nine months of fiscal 2009 compared to the same period of fiscal 2008 is primarily due to increased wages in the field that occurred during fiscal 2008 as a result of market demand and fixed costs incurred regardless of whether the rig is working or stacked.

For the nine months ended June 30, 2009, depreciation increased $28.2 million from the nine months ended June 30, 2008.  The increase is due to the increase in available rigs as new FlexRigs were placed in service.

U.S. land rig revenue days for the first nine months of 2009 were 38,153 compared with 43,422 for the same period of 2008, with an average of 139.8 and 158.5 rigs working during the first nine months of fiscal 2009 and 2008, respectively.

	Nine Months Ended June 30,
	2009	2008
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$157,424	$104,368
Direct operating expenses	102,019	72,295
General and administrative expense	3,120	3,488
Depreciation	9,015	8,855
Segment operating income	$43,270	$19,730

Revenue days	2,294	1,706
Average rig revenue per day	$48,994	$45,711
Average rig expense per day	$27,516	$29,483
Average rig margin per day	$21,478	$16,228
Rig utilization	93%	70%

U.S. OFFSHORE operating revenues, direct operating expenses and segment operating income increased due to higher activity. Included in offshore revenues for the nine months ended June 30, 2009 and June 30, 2008 are reimbursements for “out-of-pocket” expenses of $25.6 million and $10.5 million, respectively.  Segment operating income increased to $43.3 million in the first nine months of fiscal 2009 from $19.7 million in the first nine months of fiscal 2008.  Rig days were 8.4 and 6.2 for the first nine months of fiscal 2009 and 2008, respectively. The increase in days is primarily due to rigs preparing for work under new contracts in fiscal 2008 that were working during the nine months ended June 30, 2009. One of the rigs working in all of fiscal 2009 is located in Trinidad. The increased rig activity also increased revenue days for the two comparable periods.

At June 30, 2009, the Company had seven of its nine platform rigs working.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

	Nine Months Ended June 30,
	2009	2008
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$194,297	$234,944
Direct operating expenses	173,348	156,004
General and administrative expense	2,035	3,420
Depreciation	19,889	24,120
Segment operating income (loss)	$(975)	$51,400

Revenue days	6,055	5,727
Average rig revenue per day	$29,704	$37,570
Average rig expense per day	$25,957	$23,704
Average rig margin per day	$3,747	$13,866
Rig utilization	80%	77%

INTERNATIONAL LAND segment operating loss in the first nine months of fiscal 2009 was $1.0 million, compared to operating income of $51.4 million in the same period of 2008.

As further discussed in Note 3 to the consolidated condensed financial statements, the Company determined that as of the beginning of the second quarter of fiscal 2009 and forward, the customer in Venezuela, PDVSA, no longer meets the revenue recognition criteria as collectability is uncertain.  As a result of this change, revenue and average revenue per day decreased in the first nine months of fiscal 2009 compared to the same period of fiscal 2008.

Rig utilization for international land operations averaged 80 percent for the first nine months of fiscal 2009, compared with 77 percent for the first nine months of fiscal 2008.  An average of 22.2 rigs worked during the first nine months of fiscal 2009, compared to 20.9 rigs in the first nine months of fiscal 2008.  International revenues were $194.3 million and $234.9 million in the first nine months of fiscal 2009 and 2008, respectively. The decrease in revenue of $40.6 million is comprised of a decrease in Venezuela of $77.3 million, of which $55.3 million was due to the change in revenue recognition effective at the beginning of the second quarter of fiscal 2009, and an increase in other locations of $36.7 million.  The increase is primarily attributable to four new FlexRigs working in international locations during fiscal 2009.  Included in international land revenues for the nine months ended June 30, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $14.4 million and $19.8 million, respectively.

The increase in average expense per day for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008, is primarily due to fixed costs that are incurred regardless of whether the rig is working or stacked.  As previously discussed, the Company has idled eight rigs in Venezuela during the first nine months of fiscal 2009.

Depreciation decreased for the nine months ended June 30, 2009 compared to the same period ending June 30, 2008 because the quarter ended March 31, 2008 included an adjustment of approximately $5.9 million related to prior years’ depreciation.

OTHER

General and administrative expenses increased to $45.8 million in the first nine months of fiscal 2009 from $42.7 million in the first nine months of fiscal 2008.  The $3.1 million increase in fiscal 2009 is primarily attributable to additions in employee count during fiscal 2008 that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2008.  Also increasing in fiscal 2009 were professional services associated with the FCPA investigation.

Interest expense was $9.0 million and $14.3 million for the nine months ended June 30, 2009 and 2008, respectively.  Although advances on the credit facility to fund capital expenditures increased, interest expense before capitalized interest decreased $4.0 million for the nine months ended June 30, 2009, compared to the nine months ended June 30, 2008 due to reduced interest rates.  During these same comparable periods, capitalized interest related to the Company’s rig construction increased $1.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

In the first nine months of fiscal 2008, income from the sale of investment securities was $22.0 million, $13.5 million after—tax ($0.13 per diluted share) from the sale of available-for-sale investments.  There have been no sales of available-for-sale investments in fiscal 2009.

In the first nine months of fiscal 2008, the Company recorded income of approximately $10.2 million from involuntary conversion of long-lived assets as a result of insurance proceeds on Rig 178 that was lost in a well blowout fire in the fourth quarter of fiscal 2007 and insurance proceeds on Rig 201 that sustained damage as a result of hurricane Katrina in 2005.  The Company settled both of these claims in fiscal 2009 and recorded $0.5 million as a gain in the Consolidated Condensed Statement of Income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $141.7 million at June 30, 2009 from $121.5 million at September 30, 2008. The following table provides a summary of cash flows for the nine-month period ended June 30, (in thousands):

	2009	2008
Net Cash provided (used) by:
Operating activities	$710,543	$443,588
Investing activities	(743,680)	(475,532)
Financing activities	53,329	41,747
Increase in cash and cash equivalents	$20,192	$9,803

Operating activities

Cash flows from operating activities were $710.5 million for the nine months ended June 30, 2009 compared to $443.6 million the same period ended June 30, 2008. The increase in cash provided from operating activities is primarily due to an increase in net income, net of the increases in deferred income tax expense and depreciation, and changes during the comparable nine month periods in accounts payable and accounts receivable. Depreciation increased to $172.9 million for the nine months ended June 30, 2009 compared to $147.1 million during the nine months ended June 30, 2008 as a result of additional rigs being placed into service during fiscal 2008 and 2009.  Accounts payable and accounts receivable decreased due to idled rigs in fiscal 2009.

Investing activities

Capital expenditures increased $229.4 million primarily attributable to the increased cadence in building new FlexRigs.  Five additional FlexRigs were completed in the nine months ended June 30, 2009 compared to the same period of fiscal 2008.  Proceeds from involuntary conversion of long-lived assets decreased $13.4 million as insurance claims from 2005 and 2007 were collected during fiscal 2008.  Proceeds from the sale of assets and investments decreased $24.9 million. In fiscal 2009, $12.5 million was invested in short-term investments.  During the third quarter of fiscal 2008, the Company used $12.0 million for the acquisition of TerraVici Drilling Solutions.

Financing activities

The Company’s net proceeds from long-term debt and notes payable totaled $58.3 million in the first nine months of fiscal 2009 compared to $12.3 million in the first nine months of fiscal 2008.  Comparing the nine months ended June 30, 2009 to the same period at June 30, 2008, the Company had a decrease in proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation of $13.6 million and $23.6 million, respectively, bank overdraft positions increased $4.5 million and dividends increased $1.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and credit facilities continue to be the Company’s significant sources of liquidity.  The Company believes these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2009.  There can be no assurance that the Company will continue to generate cash flows at current levels or obtain additional financing.  The Company’s indebtedness totaled $560 million at June 30, 2009.  In July 2009, the Company closed on an unsecured $200 million note that matures July 2016.  For additional information regarding debt agreements, refer to Note 11 of the consolidated condensed financial statements.

Backlog

The Company’s contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of August 1, 2009 and October 31, 2008 was $2.448 billion and $2.898 billion, respectively.  The decrease in the Company’s backlog from October 31, 2008 to August 1, 2009 is primarily due to the expiration and termination of long-term contracts.  Approximately 90.1 percent of the August 1, 2009 backlog is not reasonably expected to be filled in fiscal 2009.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to the Company if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by the Company, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to the Company.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  The Company obtains certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 26, 2008, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of August 1, 2009 and October 31, 2008, and the percentage of the August 1, 2009 backlog not reasonably expected to be filled in fiscal 2009:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	08/01/2009	10/31/2008	Expected to be Filled in Fiscal 2009
	(in billions)

U.S. Land	$2.023	$2.876	89.3%
Offshore	.160	.199	93.8%
International Land	.265	.299	94.0%

	$2.448	$3.374

Capital Resources

During the nine months ended June 30, 2009, the Company announced commitments to build 13 new FlexRigs for locations in the United States.  These 13 contracts have term durations ranging from three to four years.  These 13, along with the 127 rigs announced in fiscal years 2005 through 2008 brings the Company’s commitments to a total of 140 new FlexRigs.  Eight of these 140 new rigs were contracted for work in International Land operations and the remaining 132 in U.S. Land operations.  The drilling services are performed on a daywork contract basis.  Through the end of the third fiscal quarter of 2009, 129 rigs were completed for delivery, and 119 of the 129 had begun field operations.  The remaining rigs are expected to be completed by the end of the second quarter of fiscal 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

Capital expenditures were $738.4 million and $509.0 million for the first nine months of fiscal 2009 and 2008, respectively.  Capital expenditures increased from 2008 primarily due to the Company’s construction program and commitments to suppliers for new FlexRigs.  Given the Company’s new international contracts announced July 30, 2009, and the potential shift in timing of expenditures related to other capital projects, capital expenditures for fiscal 2009 could exceed the previous estimate of approximately $850 million.

There were no other significant changes in the Company’s financial position since September 30, 2008.

MATERIAL COMMITMENTS

Material commitments as reported in the Company’s 2008 Annual Report on Form 10-K have not changed significantly at June 30, 2009.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies that are critical or the most important to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2008 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of SFAS No. 157, SFAS No. 159, and EITF 06-11 on October 1, 2008.  The adoption of these did not have a material impact on the Company’s financial position, results of operations or cash flows.  The additional disclosures required by SFAS No. 157 are included in Note 8 to the consolidated condensed financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determining the Useful Life of Intangible Assets (FSP SFAS 142-3).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP must be applied prospectively to intangible assets acquired after the effective date.  Accordingly, the Company will adopt FSP SFAS 142-3 in fiscal year 2010.  The Company is currently evaluating FSP SFAS 142-3 to determine the impact, if any, on the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2009

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities.  On October 1, 2008, the Company adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The adoption did not impact the consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 8, Fair Value Measurements.

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

June 30, 2009

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

In the current quarter ending, June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements.  The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In the current quarter ending, June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company has determined that only the provisions of FAS 124-2 are currently applicable. FSP No. 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The adoption of this accounting pronouncement did not have an impact on the Company’s financial condition or operating results.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

PART I.  FINANCIAL INFORMATION

June 30, 2009

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

•                  Note 7 and Note 11 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk are incorporated herein by reference; and

•                  Note 3 and Note 16 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk and foreign currency exchange rate risk are incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the Company’s 2008 Annual Report on Form 10-K, the Company disclosed that in connection with the Company’s Foreign Corrupt Practices Act training, questions were raised about the legality of certain past payments by one of the Company’s subsidiaries in connection with the passage of materials through customs in Latin America.  In consultation with the Audit and Governance Committees of the Board of Directors, the Company engaged outside counsel and outside accountants to review these payments, other transactions of the subsidiary, and transactions at certain of the Company’s other operations in Latin America.  The Company voluntarily reported this matter and the results of its investigations to the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) to inform them of this matter.  On July 30, 2009, the SEC and the DOJ publicly announced the settlement of the matter.

In connection with the SEC settlement, the Company has agreed to cease and desist from committing or causing any violations of the books and records and internal controls provisions of sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has agreed to pay $375,681.22 in disgorgement and prejudgment interest to the SEC.  In addition, the Company has entered into a non-prosecution agreement with the DOJ in which the DOJ has agreed not to prosecute the Company or its subsidiaries or affiliates and the Company will pay a civil penalty of $1,000,000 to the DOJ.  In connection with the settlements, the Company will take additional remedial action to further enhance its compliance programs.  There are no criminal charges involved in the settlements and disciplinary action has been taken by the Company with respect to certain employees involved in the matter, including in some cases, termination of employment.  Both settlements recognize the Company’s voluntary disclosure, cooperation with both agencies, and its proactive remedial efforts.

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

Although the Company attempts to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2009, approximately 13 percent of the Company’s consolidated operating revenues were generated from the international contract drilling business. During the nine months ended June 30, 2009, approximately 92 percent of the international operating revenues were from operations in South America and approximately 60 percent of South American operating revenues were from Venezuela and Colombia.

Reference is made to the risk factors pertaining to currency devaluation risk and receivable balances in Venezuela, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2008.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2009, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 3, 5, 7, 11 and 16 to the consolidated condensed financial statements contained in Item 1 of Part I hereof.

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
10.1

Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 21, 2009).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2009, filed on August 5, 2009, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: August 5, 2009	By:	/S/HANS C HELMERICH
Hans C. Helmerich, President

Date: August 5, 2009	By:	/S/DOUGLAS E. FEARS
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
10.1

Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co.,  Helmerich & Payne, Inc. and various Note purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 21, 2009).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2009, filed on August 5, 2009, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.