Form 10-K
period 2009-09-30
HELMERICH & PAYNE INC
filed 2009-11-25
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         At March 31, 2009 the aggregate market value of the voting stock held by non-affiliates was $2,319,845,079

         Number of shares of common stock outstanding at November 19, 2009: 105,553,595

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year ended September 30, 2009	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 3, 2010	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 6, AS WELL AS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 6 THROUGH 41 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2009

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2009

PART I

Item 1.    BUSINESS

        Helmerich & Payne, Inc. (hereafter referred to as the "Company", "we", "us" or "our"), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920. We are primarily engaged in contract drilling of oil and gas wells for others and this business accounts for almost all of our operating revenues.

        Our contract drilling business is composed of three reportable business segments: U.S. land drilling, offshore drilling and international land drilling. Our U.S. land drilling is conducted primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Mississippi, Pennsylvania, Utah, Arkansas, New Mexico, and North Dakota. Offshore drilling operations are conducted in the Gulf of Mexico, and offshore of California, Trinidad and Equatorial Guinea. Our international land segment operated in six international locations during fiscal 2009: Venezuela, Ecuador, Colombia, Argentina, Mexico and Tunisia.

        We are also engaged in the ownership, development and operation of commercial real estate and research and development of rotary steerable technology. Each of the businesses operates independently of the others through wholly-owned subsidiaries. This operating decentralization is balanced by a centralized finance division, which handles all accounting, information technology, budgeting, insurance, cash management and related activities.

        Our real estate investments located exclusively within Tulsa, Oklahoma, include a shopping center containing approximately 441,000 leasable square feet, multi-tenant industrial warehouse properties containing approximately 990,000 leasable square feet and approximately 210 acres of undeveloped real estate.

        Our subsidiary, TerraVici Drilling Solutions, Inc. ("TerraVici"), is developing patented rotary steerable technology to enhance horizontal and directional drilling operations. We acquired TerraVici to complement technology currently used with the FlexRig. The process of drilling has become increasingly challenging as preferred well types deviate from simple vertical drilling. By combining this new technology with our existing capabilities, we expect to improve drilling productivity and reduce total well cost to the customer.

CONTRACT DRILLING

  General

        We believe that we are one of the major land and offshore drilling contractors in the western hemisphere. Operating principally in North and South America, we specialize in shallow to deep drilling in oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, we draw our customers primarily from the major oil companies and the larger independent oil companies. In South America, our current customers include the Venezuelan state petroleum company and major international oil companies.

        In fiscal 2009, we received approximately 59 percent of our consolidated operating revenues from our ten largest contract drilling customers. Devon Energy Production Co. LP, Occidental Oil and Gas Corporation and BP plc (respectively, "Devon", "Oxy" and "BP"), including their affiliates, are our three largest contract drilling customers. We perform drilling services for Devon in U.S. land operations, and for Oxy and BP on a world-wide basis. Revenues from drilling services performed for Devon, Oxy and BP in fiscal 2009 accounted for approximately 12 percent, 10 percent and 9 percent, respectively, of our consolidated operating revenues for the same period.

  Rigs, Equipment and Facilities

        We provide drilling rigs, equipment, personnel and camps on a contract basis. These services are provided so that our customers may explore for and develop oil and gas from onshore areas and from fixed platforms, tension-leg platforms and spars in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. A platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, we operate self-moving platform drilling rigs and drilling rigs to be used on tension-leg platforms and spars. The self-moving rig is designed to be moved without the use of expensive derrick barges. The tension-leg platforms and spars allow drilling operations to be conducted in much deeper water than traditional fixed platforms.

        In 1998, we put to work a new generation of six highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). The FlexRig has been able to significantly reduce average rig move and drilling times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original six rigs were designated as FlexRig1 rigs. Subsequently, we built and completed 12 new FlexRig2 rigs. In 2001, we announced that we would build an additional 25 new FlexRigs. These new rigs, known as "FlexRig3 rigs", were the next generation of FlexRigs which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. All 25 of these FlexRig3s were completed by June of 2003. Subsequently, we constructed seven more FlexRig3s which were completed by March of 2004.

        From March 2005 through November 2008, we announced commitments with exploration and production companies to build a cumulative total of 140 new FlexRigs under fixed term contracts to perform drilling services on a daywork basis. Of the 140 FlexRigs, 57 are FlexRig3s and 83 are FlexRig4s (described below). We completed 133 of the 140 rigs through fiscal 2009 and have seven remaining new FlexRigs to complete by the end of the third quarter of fiscal 2010. The total estimated construction cost of all 140 rigs, including tubular and other ancillary equipment, is currently $2.2 billion.

        While the new FlexRig4s are similar to our existing FlexRig3s, the FlexRig4s are designed to efficiently drill more shallow depth wells of between 4,000 and 14,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate new environmental and safety design. This new design permits the installation of a pipe handling system which allows the rig to be operated by a reduced crew and eliminates the need for a casing stabber in the mast.

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

        We assemble new FlexRigs at our gulf coast facility near Houston, Texas. We also have a 123,000 square foot fabrication facility located on approximately 11 acres near Tulsa, Oklahoma.

  Drilling Contracts

        Our drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2009, all drilling services were performed on a "daywork" contract basis, under which we charge a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. We have previously performed contracts on a combination "footage" and "daywork" basis, under which we charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, we have previously accepted "turnkey" contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. We have not accepted any "footage" or "turnkey" contracts for at least the last ten years. We believe that under current market conditions, "footage" and "turnkey" contract rates do not adequately compensate contractors for the added risks. The duration of our drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.

        As of September 30, 2009, we had 107 rigs under fixed-term contracts. While the original duration for these current fixed-term contracts are for twelve-month to seven-year periods, some fixed-term and well-to-well contracts are expected to be extended for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

  Backlog

        Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of September 30, 2009 and 2008 was $2,528 million and $3,374 million, respectively. The decrease in our backlog from 2008 to 2009 is primarily due to expiration and early termination of long-term contracts. Approximately 63.0 percent of the total September 30, 2009 backlog is not reasonably expected to be filled in fiscal 2010. Term contracts customarily provide for termination at the election of the customer with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid. In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future. We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas gulf coast. Therefore, disruptions in rig component deliveries may occur. Accordingly, the actual amount of revenue earned may vary from the backlog reported. See Item 1A. Risk Factors.

        The following table sets forth the total backlog by reportable segment as of September 30, 2009 and 2008, and the percentage of the September 30, 2009 backlog not reasonably expected to be filled in fiscal 2010:

	Total Backlog Revenue
			Percentage Not Reasonably Expected to be Filled in Fiscal 2010
Reportable Segment	9/30/2009	9/30/2008
	(in millions)
U.S. Land	$2,016	$2,876	61.1%
Offshore	169	199	74.6%
International	343	299	68.5%

	$2,528	$3,374

U.S. LAND DRILLING

        At the end of September 2009, 2008 and 2007, we had 201, 185 and 157, respectively, of our land rigs available for work in the United States. The total number of rigs at the end of fiscal 2009 increased by a net of 16 rigs from the end of fiscal 2008. The increase is due to 22 new FlexRigs having been completed and placed into service, 7 rigs completed and ready for service, 12 transferred to international operations and 1 rig removed as held for sale. Our U.S. land operations contributed approximately 76 percent ($1,441.2 million) of our consolidated operating revenues during fiscal 2009, compared with approximately 76 percent ($1,542.0 million) of consolidated operating revenues during fiscal 2008 and approximately 72 percent ($1,174.9 million) of consolidated operating revenues during fiscal 2007. Rig utilization in fiscal 2009 was approximately 68 percent, down from approximately 96 percent in fiscal 2008 and 97 percent in 2007. Our fleet of FlexRigs maintained an average utilization of approximately 76 percent during fiscal 2009 while our conventional and highly mobile rigs had an average utilization rate of approximately 36 percent. A rig is considered to be utilized when it is operated or being mobilized or demobilized under contract. At the close of fiscal 2009, 111 land rigs were working out of 201 available rigs.

OFFSHORE DRILLING

        Our offshore operations contributed approximately 11 percent ($204.7 million) in fiscal 2009 of our consolidated operating revenue compared to 8 percent in both fiscal years 2008 and 2007 ($154.5 million in fiscal 2008 and $123.1 million in fiscal 2007). Rig utilization in fiscal 2009 was approximately 89 percent, up from approximately 75 percent in fiscal 2008 and 65 percent in fiscal 2007. At the end of fiscal 2009, we had seven of our nine offshore platform rigs under contract and continued to work under management contracts for three customer-owned rigs. The management contract for one rig located offshore Equatorial Guinea terminated in early fiscal 2008 but we have continued under 30-day extensions. Currently, we are negotiating a new contract in Equatorial Guinea and expect returning to a full dayrate in fiscal 2010. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 36 percent of offshore revenues during fiscal 2009.

INTERNATIONAL LAND DRILLING

  General

        Our international land operations contributed approximately 13 percent ($237.4 million) of our consolidated operating revenues during fiscal 2009, compared with approximately 16 percent ($328.2 million) of consolidated operating revenues during fiscal 2008 and 20 percent ($320.3 million) in fiscal 2007. Rig utilization in fiscal 2009 was 68 percent, 82 percent in fiscal 2008 and 90 percent in fiscal 2007.

  Venezuela

        We worked exclusively for the Venezuelan state petroleum company, PDVSA and a PDVSA-owned affiliate, during fiscal 2009 and revenues from this work accounted for approximately 21 percent of international operating revenues. Revenues recognized from Venezuelan drilling operations contributed approximately 3 percent ($50.3 million) of our consolidated operating revenues in fiscal 2009 compared to 8 percent in both fiscal years 2008 and 2007 ($167.2 million in fiscal 2008 and $127.3 million in fiscal 2007). We determined that as of the beginning of the second quarter of fiscal 2009 and forward, PDVSA no longer met the revenue recognition criteria as collectability became uncertain. As a result of this change, revenue of $57.9 million was not recorded in fiscal 2009. As a result of the uncertainty regarding the timing of collection of accounts receivables in U.S. dollars from PDVSA, during the second fiscal quarter of 2009, we decided to discontinue work as contracts expire. All of our eleven rigs were active in Venezuela at the end of 2008. At the end of fiscal 2009, one rig remained active and has since become idle. As a result, rig utilization in Venezuela decreased to approximately 64 percent in fiscal 2009 compared to approximately 97 percent during fiscal 2008 and approximately 92 percent in fiscal 2007. We will continue to pursue future drilling opportunities in Venezuela, but we do not expect to commit to new contracts until additional progress is made on pending accounts receivable and converting local currency to U.S. dollars. For additional information, see Item 1A. Risk Factors.

  Colombia

        At the end of fiscal 2009, we had six rigs in Colombia. Our utilization rate was approximately 88 percent during fiscal 2009, approximately 87 percent during fiscal 2008 and approximately 100 percent during fiscal 2007. Revenues generated by Colombian drilling operations contributed approximately 4 percent ($77.3 million) of our consolidated operating revenues during fiscal 2009, compared with approximately 2 percent in both fiscal years 2008 and 2007 ($42.4 million in fiscal 2008 and $26.8 million in fiscal 2007). Revenues from drilling services performed for our largest customer in Colombia totaled approximately 2 percent of consolidated operating revenues and approximately 20 percent of international operating revenues during fiscal 2009. The Colombian drilling contracts are primarily with large international or national oil companies.

  Ecuador

        At the end of fiscal 2009, we had four rigs in Ecuador. The utilization rate in Ecuador was 100 percent in fiscal 2009, compared to 59 percent in fiscal 2008 and 89 percent in fiscal 2007. Revenues generated by Ecuadorian drilling operation contributed approximately 3 percent ($52.3 million in fiscal 2009 and $55.1 million in fiscal 2008) of our consolidated operating revenues for both fiscal years 2009 and 2008 compared to 6 percent ($93.9 million) of our consolidated operating revenues during fiscal 2007. Revenues from drilling services performed for the largest customer in Ecuador totaled approximately 2 percent of consolidated operating revenues and approximately 17 percent of international operating revenues during fiscal 2009. The Ecuadorian drilling contracts are primarily with large international or national oil companies.

  Argentina

        At the end of fiscal 2009, we had nine rigs in Argentina. Our utilization rate was approximately 52 percent during fiscal 2009, approximately 88 percent during fiscal 2008 and approximately 100 percent during fiscal 2007. Revenues generated by Argentine drilling operations contributed approximately 2 percent of our consolidated operating revenues during fiscal 2009, 2008 and 2007 ($42.1 million, $44.4 million and $39.3 million, respectively). Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 1 percent of consolidated operating revenues and approximately 11 percent of international operating revenues during fiscal 2009. The Argentine drilling contracts are primarily with large international or national oil companies.

  Other Locations

        In addition to our operations discussed above, at the end of fiscal 2009 we had one rig in Tunisia, six rigs in Mexico, one rig en route to Africa and five rigs being used for prospective bidding purposes internationally. One new FlexRig was completed and ready for international delivery at September 30, 2009. The new rig is under contract with the location for work to be determined by the operator.

FINANCIAL

        Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, pages 77 through 80 of our Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        We had 4,250 employees within the United States (13 of which were part-time employees) and 1,134 employees in international operations as of September 30, 2009.

AVAILABLE INFORMATION

        Information relating to our internet address and information relating to our Securities and Exchange Commission ("SEC") filings may be found on, and is incorporated by reference to, page 82 of our Annual Report (Exhibit 13 to this Form 10-K).

Item 1A.    RISK FACTORS

        In addition to the risk factors discussed elsewhere in this Report, we caution that the following "Risk Factors" could have a material adverse effect on our business, financial condition and results of operations.

A sluggish global economy may affect our business.

        As a result of recent volatility in oil and natural gas prices and substantial uncertainty in the capital markets due to the global economic recession and continuing sluggish global economic environment, we are unable to determine whether our customers will further reduce spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current reduced level of operations, fulfill their commitments and/or fund future operations and obligations. The current global economic environment may continue to impact industry fundamentals and result in continued reduced demand for drilling rigs. These conditions could have a material adverse effect on our business.

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

        Although many contracts for drilling services are awarded based solely on price, we have been successful in establishing long-term relationships with certain customers which have allowed us to secure drilling work even though we may not have been the lowest bidder for such work. We have continued to attempt to differentiate our services based upon our FlexRigs and our engineering design expertise, operational efficiency, safety and environmental awareness. This strategy is less effective when lower demand for drilling services intensifies price competition and makes it more difficult or impossible to compete on any basis other than price. Also, future improvements in operational efficiency and safety by our competitors could negatively affect our ability to differentiate our services.

Our operations are subject to a number of operational risks, including weather.

        Our drilling operations are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Our offshore drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Specifically, we operate several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis. Damage caused by high winds and turbulent seas could potentially curtail operations on such platform rigs for significant periods of time until the damage can be repaired. Moreover, even if our platform rigs are not directly damaged by such storms, we may experience disruptions in operations due to damage to customer platforms and other related facilities in the area.

        We have a new-build rig assembly facility located near the Houston, Texas ship channel. Also, our principal fabricator and other vendors are located in the gulf coast region. Due to their location, these facilities are exposed to potentially greater hurricane damage.

Fixed-term contracts may in certain instances be terminated without an early termination payment.

        Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even if an early termination payment is owed to us, the the current global economic environment may affect the customer's ability to pay the early termination payment.

Our operations present risks of loss that, if not insured or indemnified against, could adversely affect our results of operations.

        With the exception of "named wind storm" risk in the Gulf of Mexico, we insure rigs and related equipment at values that approximate the current replacement cost on the inception date of the policy. We self-insure a $1.0 million per occurrence deductible, as well as 10 percent of the estimated replacement cost of offshore rigs and 30 percent of the estimated replacement cost for land rigs and equipment. We have two insurance policies covering six offshore platform rigs for "named wind storm" risk in the Gulf of Mexico. The first policy covers four rigs and has a $55 million insurance limit over a $20 million deductible. We have been indemnified by a customer for $17 million of this deductible. The second policy covers two rigs and has a $40 million limit and a $3.5 million deductible. Rig property insurance coverage expires in May 2010. No insurance is carried against loss of earnings or business interruption. We are unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, we are generally indemnified under our drilling contracts from this risk.

        We have insurance coverage for comprehensive general liability, automobile liability, worker's compensation and employer's liability. Generally, casualty deductibles are $1 million or $2 million per occurrence, depending on whether a claim occurs inside or outside of the United States. We maintain certain other insurance coverages with deductibles as high as $5 million. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. We retain a significant portion of our expected losses under our worker's compensation, general liability and automobile liability programs. We record estimates for incurred outstanding liabilities for unresolved worker's compensation, general liability and for claims that are incurred but not reported. Estimates are based on adjuster estimates, historical experience or statistical methods that we believe are reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

        No assurance can be given that all or a portion of our coverage will not be cancelled during fiscal 2010 or that insurance coverage will continue to be available at rates considered reasonable. No assurance can be given that our insurance and indemnification arrangements will adequately protect us against all liabilities that could result from the hazards of our drilling operations. Incurring a liability for which we are not fully insured or indemnified could materially affect our business, financial condition and results of operations.

Shortages of drilling equipment and supplies could adversely affect our operations.

        The contract drilling business is highly cyclical. During periods of increased demand for contract drilling services, delays in delivery and shortages of drilling equipment and supplies can occur. These risks are intensified during periods when the industry experiences significant new drilling rig construction or refurbishment. Any such delays or shortages could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of vendors, some of which are thinly capitalized and the loss of any of which could disrupt our operations.

        Certain key rig components are either purchased from or fabricated by a single or limited number of vendors, and we have no long-term contracts with many of these vendors. Shortages could occur in these essential components due to an interruption of supply or increased demands in the industry. If we are unable to procure certain of such rig components, we would be required to reduce our rig construction or other operations, which could have a material adverse effect on our business, financial condition and results of operations.

        If our principal fabricator, located on the Texas gulf coast, was unable or unwilling to continue fabricating rig components, then we would have to transfer this work to other acceptable fabricators. This transfer could result in significant delay in the completion of new FlexRigs. Any significant interruption in the fabrication of rig components could have a material adverse impact on our business, financial condition and results of operations.

        Certain key rig components are obtained from vendors that are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from us or from a small group of companies in the energy industry. These vendors may be disproportionately affected by any loss of business, downturn in the energy industry or reduction or unavailability of credit. Therefore, disruptions in rig component delivery may occur, and such disruptions and terminations could have a material adverse effect on our business, financial condition and results of operations.

Oil and natural gas prices are volatile, and low prices could negatively affect our financial results in the future.

        Our operations can be materially affected by low oil and gas prices. We believe that any significant reduction in oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Fluctuations during the last few years in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Any prolonged reduction in demand for our services could have a material adverse effect on our business, financial condition and results of operations.

International uncertainties and local laws could adversely affect our business.

        International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

        Because of the impact of local laws, our future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms we find acceptable.

        Venezuela continues to experience significant political, economic and social instability. In the event that extended labor strikes occur or turmoil increases, we could experience shortages in labor and/or materials and supplies necessary to operate some or all of our Venezuelan drilling rigs, which could have a material adverse effect on our business, financial condition and results of operations.

        During the mid-1970s, the Venezuelan government nationalized the exploration and production business. At the present time it appears the Venezuelan government will not nationalize the contract drilling business. Any such nationalization could result in the loss of all or a portion of our assets and business in Venezuela.

        Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2009, approximately 13 percent of our consolidated operating revenues were generated from the international contract drilling business. During fiscal 2009, approximately 93 percent of the international operating revenues were from operations in South America and approximately 57 percent of South American operating revenues were from Venezuela and Colombia.

Our business and results of operations may be adversely affected by foreign currency devaluation.

  General

        Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government-owned petroleum companies are more frequently requesting that a greater proportion of these payments be made in local currencies. Based upon current information, we believe that exposure to potential losses from currency devaluation is immaterial in Colombia, Mexico, Equatorial Guinea, Trinidad and Tunisia. In those countries, all receivables and payments are currently in U.S. dollars. Cash balances are kept at an insignificant level which assists in reducing exposure.

  Argentina

        In 2002, Argentina suffered a 60 percent devaluation of the peso. We invoice in U.S. dollars and are paid in pesos equivalent to the dollar invoice. Our Argentine subsidiary remits the dollars to the parent by exchanging pesos through the Argentine Central Bank. The exchange rate between the U.S. dollar and the Argentine peso stayed within a narrow range for seven years and then devalued 27 percent during fiscal 2009, which resulted in our recording of a $2.2 million currency loss.

  Venezuela

        We are exposed to risks of currency devaluation in Venezuela primarily as a result of bolivar fuerte (Bsf) net working capital (current assets minus current liabilities) balances, which at fiscal year end 2009 was approximately $71.4 million U.S. dollar equivalent. While we are unable to predict the potential magnitude and timing of future devaluation in Venezuela, if current activity levels continue and if a 10 percent to 100 percent devaluation were to occur, we could experience potential currency devaluation losses ranging from approximately $6.6 million to $35.7 million.

        While the collection of the receivables is difficult and time consuming due to PDVSA policies and procedures, at this time we have no reason to believe the amounts owed will not be paid. Historically, PDVSA payments on accounts receivable have, by traditional business measurements, been slower than those of our other customers. However, the failure of PDVSA to make payments on outstanding receivables, or a continued increase in its delay in making payments could have a material adverse effect on our business, financial condition and results of operations.

Government regulations and environmental laws could adversely affect our business.

        Many aspects of our operations are subject to government regulation, including those relating to drilling practices and methods and the level of taxation. In addition, the United States and various other countries have environmental regulations which affect drilling operations. Drilling contractors may be liable for damages resulting from pollution. Under United States regulations, drilling contractors must establish financial responsibility to cover potential liability for pollution of offshore waters. Generally, we are indemnified under drilling contracts from liability arising from pollution, except in certain cases of surface pollution. However, the enforceability of indemnification provisions in foreign countries may be questionable.

        We believe that we are in substantial compliance with all legislation and regulations affecting our operations in the drilling of oil and gas wells and in controlling the discharge of wastes. To date, compliance has not materially affected our capital expenditures, earnings, or competitive position, although compliance measures may add to the costs of drilling operations. Additional legislation or regulation may reasonably be anticipated, and the effect thereof on our operations cannot be predicted.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        We have in place a $400 million senior unsecured credit facility which expires in December of 2011. We had $70 million borrowed and two letters of credit totaling $21.9 million outstanding against the facility at September 30, 2009. As of November 20, 2009, borrowings under the facility had declined to $40 million. The interest rate on the borrowings is based on a spread over LIBOR and we pay a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization. We also have the option to borrow at the prime rate for maturities of less than 30 days. Interest rates could rise for various reasons in the future and increase our total interest expense, depending upon the amount borrowed against the credit lines.

Our securities portfolio may lose significant value due to a decline in equity prices and other market-related risks, thus impacting our debt ratio and financial strength.

        At September 30, 2009, we had a portfolio of securities with a total fair value of $360 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. Except for investments in limited partnerships carried at cost, the portfolio is recorded at fair value on our balance sheet with changes in unrealized after-tax value reflected in the equity section of our balance sheet. Any reduction in fair value would have an impact on our debt ratio and financial strength. At November 19, 2009, the fair value of the portfolio had increased to approximately $387 million.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

        In fiscal 2009, we received approximately 59 percent of our consolidated operating revenues from our ten largest contract drilling customers and approximately 31 percent of our consolidated operating revenues from our three largest customers (including their affiliates). We believe that our relationship with all of these customers is good; however, the loss of one or more of our larger customers would have a material adverse effect on our business, financial condition and results of operations.

Competition for experienced technical personnel may negatively impact our operations or financial results.

        We utilize highly skilled personnel in operating and supporting our businesses. In times of high utilization, it can be difficult to find qualified individuals. Although to date our operations have not been materially affected by competition for personnel, an inability to obtain a sufficient number of qualified personnel could materially impact our business, financial condition and results of operations.

New technologies may cause our drilling methods and equipment to become less competitive, resulting in an adverse effect on our financial condition and results of operations.

        Although we take measures to ensure that we use advanced oil and natural gas drilling technology, changes in technology or improvements in competitors' equipment could make our equipment less competitive or require significant capital investments to keep our equipment competitive.

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning our U.S. drilling rigs as of September 30, 2009:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
OKLAHOMA	168	18,000	SCR (FlexRig1)	1,500
MISSISSIPPI	169	18,000	SCR (FlexRig1)	1,500
NORTH DAKOTA	179	18,000	SCR (FlexRig2)	1,500
NORTH DAKOTA	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
LOUISIANA	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500
TEXAS	213	18,000	AC (FlexRig3)	1,500
TEXAS	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
TEXAS	219	18,000	AC (FlexRig3)	1,500
LOUISIANA	221	18,000	AC (FlexRig3)	1,500
TEXAS	222	18,000	AC (FlexRig3)	1,500
TEXAS	223	18,000	AC (FlexRig3)	1,500
OKLAHOMA	225	18,000	AC (FlexRig3)	1,500
TEXAS	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	233	18,000	AC (FlexRig3)	1,500
CALIFORNIA	236	18,000	AC (FlexRig3)	1,500
COLORADO	239	18,000	AC (FlexRig3)	1,500
CALIFORNIA	240	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	241	18,000	AC (FlexRig3)	1,500
TEXAS	243	18,000	AC (FlexRig3)	1,500
TEXAS	244	18,000	AC (FlexRig3)	1,500
TEXAS	246	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	247	18,000	AC (FlexRig3)	1,500
TEXAS	248	18,000	AC (FlexRig3)	1,500
TEXAS	249	18,000	AC (FlexRig3)	1,500
OKLAHOMA	250	18,000	AC (FlexRig3)	1,500
OKLAHOMA	251	18,000	AC (FlexRig3)	1,500
LOUISIANA	252	18,000	AC (FlexRig3)	1,500
TEXAS	254	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	258	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	18,000	AC (FlexRig3)	1,500
TEXAS	260	18,000	AC (FlexRig3)	1,500
CALIFORNIA	261	18,000	AC (FlexRig3)	1,500
CALIFORNIA	262	18,000	AC (FlexRig3)	1,500
TEXAS	263	18,000	AC (FlexRig3)	1,500
TEXAS	264	18,000	AC (FlexRig3)	1,500
OKLAHOMA	265	18,000	AC (FlexRig3)	1,500
TEXAS	266	18,000	AC (FlexRig3)	1,500
TEXAS	267	18,000	AC (FlexRig3)	1,500
OKLAHOMA	268	18,000	AC (FlexRig3)	1,500
TEXAS	269	18,000	AC (FlexRig3)	1,500
COLORADO	271	14,000	AC (FlexRig4)	1,500
COLORADO	272	14,000	AC (FlexRig4)	1,500
COLORADO	273	14,000	AC (FlexRig4)	1,500
COLORADO	274	14,000	AC (FlexRig4)	1,500
COLORADO	275	14,000	AC (FlexRig4)	1,500
COLORADO	276	14,000	AC (FlexRig4)	1,500
COLORADO	277	14,000	AC (FlexRig4)	1,500
COLORADO	278	14,000	AC (FlexRig4)	1,500
COLORADO	279	14,000	AC (FlexRig4)	1,500
COLORADO	280	14,000	AC (FlexRig4)	1,500
NEW MEXICO	281	8,000	AC (FlexRig4)	1,150
NEW MEXICO	282	8,000	AC (FlexRig4)	1,150
NEW MEXICO	283	8,000	AC (FlexRig4)	1,150
WYOMING	284	14,000	AC (FlexRig4)	1,500
WYOMING	285	14,000	AC (FlexRig4)	1,500
WYOMING	286	14,000	AC (FlexRig4)	1,500
WYOMING	287	14,000	AC (FlexRig4)	1,500
TEXAS	288	14,000	AC (FlexRig4)	1,500
TEXAS	289	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	290	14,000	AC (FlexRig4)	1,500
COLORADO	291	8,000	AC (FlexRig4)	1,150
COLORADO	292	8,000	AC (FlexRig4)	1,150
TEXAS	293	14,000	AC (FlexRig4)	1,500
TEXAS	294	14,000	AC (FlexRig4)	1,500
TEXAS	295	14,000	AC (FlexRig4)	1,500
TEXAS	296	14,000	AC (FlexRig4)	1,500
TEXAS	297	14,000	AC (FlexRig4)	1,500
UTAH	298	14,000	AC (FlexRig4)	1,500
TEXAS	299	14,000	AC (FlexRig4)	1,500
TEXAS	300	14,000	AC (FlexRig4)	1,500
TEXAS	301	8,000	AC (FlexRig4)	1,150
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
TEXAS	306	8,000	AC (FlexRig4)	1,150
WYOMING	307	14,000	AC (FlexRig4)	1,500
WYOMING	308	14,000	AC (FlexRig4)	1,500
WYOMING	309	14,000	AC (FlexRig4)	1,500
WYOMING	310	14,000	AC (FlexRig4)	1,500
WYOMING	311	14,000	AC (FlexRig4)	1,500
TEXAS	312	14,000	AC (FlexRig4)	1,500
TEXAS	313	14,000	AC (FlexRig4)	1,500
TEXAS	314	14,000	AC (FlexRig4)	1,500
WYOMING	315	14,000	AC (FlexRig4)	1,500
COLORADO	316	14,000	AC (FlexRig4)	1,500
TEXAS	317	14,000	AC (FlexRig4)	1,500
COLORADO	318	14,000	AC (FlexRig4)	1,500
COLORADO	319	14,000	AC (FlexRig4)	1,500
COLORADO	320	14,000	AC (FlexRig4)	1,500
COLORADO	321	14,000	AC (FlexRig4)	1,500
COLORADO	322	14,000	AC (FlexRig4)	1,500
WYOMING	323	14,000	AC (FlexRig4)	1,500
COLORADO	324	14,000	AC (FlexRig4)	1,500
COLORADO	325	14,000	AC (FlexRig4)	1,500
COLORADO	326	14,000	AC (FlexRig4)	1,500
TEXAS	327	14,000	AC (FlexRig4)	1,500
TEXAS	328	14,000	AC (FlexRig4)	1,500
TEXAS	329	14,000	AC (FlexRig4)	1,500
TEXAS	330	14,000	AC (FlexRig4)	1,500
TEXAS	331	14,000	AC (FlexRig4)	1,500
TEXAS	332	14,000	AC (FlexRig4)	1,500
NEW MEXICO	340	8,000	AC (FlexRig4)	1,150
TEXAS	341	14,000	AC (FlexRig4)	1,500
TEXAS	342	14,000	AC (FlexRig4)	1,500
OKLAHOMA	343	14,000	AC (FlexRig4)	1,500
TEXAS	344	8,000	AC (FlexRig4)	1,150
TEXAS	345	8,000	AC (FlexRig4)	1,150
TEXAS	346	8,000	AC (FlexRig4)	1,150
TEXAS	347	8,000	AC (FlexRig4)	1,150
CALIFORNIA	348	8,000	AC (FlexRig4)	1,150
CALIFORNIA	349	8,000	AC (FlexRig4)	1,150
COLORADO	351	8,000	AC (FlexRig4)	1,150
COLORADO	352	8,000	AC (FlexRig4)	1,150
NEW MEXICO	370	18,000	AC (FlexRig3)	1,500
MISSISSIPPI	371	18,000	AC (FlexRig3)	1,500
TEXAS	372	18,000	AC (FlexRig3)	1,500
TEXAS	373	18,000	AC (FlexRig3)	1,500
OKLAHOMA	374	18,000	AC (FlexRig3)	1,500
OKLAHOMA	375	18,000	AC (FlexRig3)	1,500
OKLAHOMA	376	18,000	AC (FlexRig3)	1,500
OKLAHOMA	377	18,000	AC (FlexRig3)	1,500
OKLAHOMA	378	18,000	AC (FlexRig3)	1,500
OKLAHOMA	379	18,000	AC (FlexRig3)	1,500
CALIFORNIA	380	18,000	AC (FlexRig3)	1,500
CALIFORNIA	381	18,000	AC (FlexRig3)	1,500
LOUISIANA	382	18,000	AC (FlexRig3)	1,500
TEXAS	383	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	384	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	385	18,000	AC (FlexRig3)	1,500
TEXAS	387	18,000	AC (FlexRig3)	1,500
MISSISSIPPI	388	18,000	AC (FlexRig3)	1,500
TEXAS	389	18,000	AC (FlexRig3)	1,500
LOUISIANA	391	18,000	AC (FlexRig3)	1,500
LOUISIANA	394	18,000	AC (FlexRig3)	1,500
LOUISIANA	395	18,000	AC (FlexRig3)	1,500
LOUISIANA	397	18,000	AC (FlexRig3)	1,500
LOUISIANA	398	18,000	AC (FlexRig3)	1,500
TEXAS	417	18,000	AC (FlexRig3)	1,500
HIGHLY MOBILE RIGS
ARKANSAS	140	10,000	Mechanical	900
OKLAHOMA	158	10,000	SCR	900
TEXAS	156	12,000	Mechanical	1,200
WYOMING	159	12,000	Mechanical	1,200
OKLAHOMA	141	14,000	Mechanical	1,200
TEXAS	142	14,000	Mechanical	1,200
OKLAHOMA	143	14,000	Mechanical	1,200
TEXAS	145	14,000	Mechanical	1,200
TEXAS	155	14,000	SCR	1,200
TEXAS	146	16,000	SCR	1,200
UTAH	154	16,000	SCR	1,500
CONVENTIONAL RIGS
OKLAHOMA	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
OKLAHOMA	118	16,000	SCR	1,200
OKLAHOMA	119	16,000	SCR	1,200
TEXAS	120	16,000	SCR	1,200
LOUISIANA	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
TEXAS	171	18,000	SCR	1,500
NORTH DAKOTA	172	18,000	Mechanical	1,500
LOUISIANA	79	20,000	SCR	2,000
TEXAS	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	97	26,000	SCR	2,000
TEXAS	99	26,000	SCR	2,000
TEXAS	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
TEXAS	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
OFFSHORE PLATFORM RIGS
TRINIDAD	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Self-Erecting	2,000
LOUISIANA	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
GULF OF MEXICO	105	30,000	Conventional	3,000
LOUISIANA	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

        The following table sets forth information with respect to the utilization of our U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2005	2006	2007	2008	2009
U.S. Land Rigs
Number of rigs at end of period	91	113	157	185	201
Average rig utilization rate during period (1)	94%	99%	97%	96%	68%
U.S. Offshore Platform Rigs
Number of rigs at end of period	11	9	9	9	9
Average rig utilization rate during period (1)	53%	69%	65%	75%	89%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

        The following table sets forth certain information concerning our international drilling rigs as of September 30, 2009:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
Africa*	228	18,000	AC (FlexRig3)	1,500
Argentina	123	26,000	SCR	2,100
Argentina	139	30,000+	SCR	3,000
Argentina	151	30,000+	SCR	3,000
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Argentina	335	8,000	AC (FlexRig4)	1,150
Argentina	336	8,000	AC (FlexRig4)	1,150
Argentina*	337	8,000	AC (FlexRig4)	1,150
Argentina*	338	8,000	AC (FlexRig4)	1,150
Colombia	133	30,000	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Colombia	176	18,000	SCR	1,500
Colombia	190	26,000	SCR	2,000
Colombia	333	8,000	AC (FlexRig4)	1,150
Colombia	334	8,000	AC (FlexRig4)	1,150
Ecuador	117	26,000	SCR	2,500
Ecuador	121	20,000	SCR	1,700
Ecuador	132	18,000	SCR	1,500
Ecuador	138	26,000	SCR	2,500
Mexico	230	18,000	AC (FlexRig3)	1,500
Mexico	231	18,000	AC (FlexRig3)	1,500
Mexico	234	18,000	AC (FlexRig3)	1,500
Mexico	237	18,000	AC (FlexRig3)	1,500
Mexico	245	18,000	AC (FlexRig3)	1,500
Mexico	253	18,000	AC (FlexRig3)	1,500
Texas#	339	8,000	AC (FlexRig4)	1,150
Texas^	220	18,000	AC (FlexRig3)	1,500
Texas^	224	18,000	AC (FlexRig3)	1,500
Texas^	232	18,000	AC (FlexRig3)	1,500
Texas^	235	18,000	AC (FlexRig3)	1,500
Texas^	238	18,000	AC (FlexRig3)	1,500
Tunisia	242	18,000	AC (FlexRig3)	1,500
Venezuela	113	30,000	SCR	3,000
Venezuela	115	30,000	SCR	3,000
Venezuela	116	30,000	SCR	3,000
Venezuela	127	30,000	SCR	3,000
Venezuela	128	30,000	SCR	3,000
Venezuela	129	30,000	SCR	3,000
Venezuela	135	30,000	SCR	3,000
Venezuela	150	30,000	SCR	3,000
Venezuela	153	30,000	SCR	3,000
Venezuela	160	26,000	SCR	2,000
Venezuela	174	30,000	SCR	3,000

*
En route to drilling location in Africa at September 30, 2009

#
Rig under contract with location to be determined by operator

^
Rig being used for prospective bidding purposes

        The following table sets forth information with respect to the utilization of our international drilling rigs for the periods indicated:

	Years ended September 30,
	2005	2006	2007	2008	2009
Number of rigs at end of period	26	27	27	30	44
Average rig utilization rate during period (1)(2)	77%	90%	90%	82%	68%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

(2)
Does not include rigs returned to the United States for major modifications and upgrades.

STOCK PORTFOLIO

        Information required by this item regarding our stock portfolio may be found on, and is incorporated by reference to, page 27 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    LEGAL PROCEEDINGS

        In our prior filings with the Securities and Exchange Commission ("SEC"), we disclosed that in connection with our Foreign Corrupt Practices Act training, questions were raised about the legality of certain past payments by one of our subsidiaries in connection with the passage of materials through customs in Latin America. In consultation with the Audit and the Nominating and Corporate Governance Committees of the Board of Directors, we engaged outside counsel and outside accountants to review these payments, other transactions of the subsidiary, and transactions at certain of our other operations in Latin America. We voluntarily reported this matter and the results of our investigations to the SEC and the Department of Justice ("DOJ") to inform them of this matter. On July 30, 2009, the SEC and the DOJ publicly announced the settlement of the matter.

        In connection with the SEC settlement, we agreed to cease and desist from committing or causing any violations of the books and records and internal controls provisions of sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and agreed to pay $375,681.22 in disgorgement and prejudgment interest to the SEC. In addition, we entered into a non-prosecution agreement with the DOJ in which the DOJ agreed not to prosecute the Company or our subsidiaries or affiliates and we agreed to pay a civil penalty of $1,000,000 to the DOJ. In connection with the settlements, we agreed to take additional remedial action to further enhance our compliance programs. There were no criminal charges involved in the settlements and we took disciplinary action with respect to certain employees involved in the matter, including in some cases, termination of employment. Both settlements recognize our voluntary disclosure, cooperation with both agencies, and our proactive remedial efforts.

        We are subject to various claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our business, financial position and results of operations. We are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 OUR EXECUTIVE OFFICERS

        The following table sets forth the names and ages of our executive officers, together with all positions and offices held with the Company by such executive officers. Officers are elected to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been duly elected and have qualified or until their earlier resignation or removal.

W. H. Helmerich, III, 86	Chairman of the Board since 1960; Director since 1949
Hans Helmerich, 51	President and Chief Executive Officer since 1989; Director since 1987
Douglas E. Fears, 60	Executive Vice President and Chief Financial Officer since June 2008; Vice President and Chief Financial Officer since 1988
Steven R. Mackey, 58	Executive Vice President, Secretary and General Counsel since June 2008; Secretary since 1990; Vice President and General Counsel since 1988
John W. Lindsay, 48
Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. since 2006; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. since 1997
M. Alan Orr, 58
Executive Vice President, Engineering and Development of Helmerich & Payne International Drilling Co. since 2006; Vice President and Chief Engineer of Helmerich & Payne International Drilling Co. since 1992
Gordon K. Helm, 56	Vice President and Controller. Vice President since 2008; Controller since 1993

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2008		2009
Quarter	High	Low	High	Low
First	$40.60	$29.49	$43.27	$17.01
Second	47.89	32.86	28.93	19.50
Third	77.24	45.57	37.19	21.76
Fourth	75.38	39.33	41.08	26.64

        We paid quarterly cash dividends during the past two years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2008	2009	2008	2009
First	$.045	$.050	$4,678,511	$5,273,254
Second	.045	.050	4,685,576	5,274,814
Third	.045	.050	4,706,051	5,281,430
Fourth	.050	.050	5,272,654	5,281,580

        Payment of future dividends will depend on earnings and other factors.

        As of November 19, 2009, there were 663 record holders of our common stock as listed by the transfer agent's records.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 6 through 81 of our Annual Report (Exhibit 13 to this Form 10-K). All per share amounts have been adjusted as a result of a two-for-one stock split effective June 26, 2006.

Five-year Summary of Selected Financial Data

	2005	2006	2007	2008	2009
	(in thousands except per share amounts)
Operating revenues	$800,726	$1,224,813	$1,629,658	$2,036,543	$1,894,038
Income from continuing operations	127,606	293,858	449,261	461,738	353,545
Income from continuing operations per common share:
Basic	1.25	2.81	4.35	4.43	3.36
Diluted	1.23	2.77	4.27	4.34	3.32
Total assets	1,663,350	2,134,712	2,885,369	3,588,045	4,161,024
Long-term debt	200,000	175,000	445,000	475,000	420,000
Cash dividends declared per common share	0.165	0.1725	0.18	0.185	0.20

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item may be found on, and is incorporated by reference to, pages 6 through 41 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page 6 of this Report and on, and is incorporated by reference to, the following pages of our Annual Report (Exhibit 13 to this Form 10-K) under Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements:

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages 43 through 81 of our Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        a)    Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

    •
    our disclosure controls and procedures are effective at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    •
    our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report on Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

        b)    Management's Report on Internal Control over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

    (i)
    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

    (ii)
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and the Board of Directors; and

    (iii)
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

    The independent registered public accounting firm that audited our financial statements, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report appears below at the end of this Item 9A of Form 10-K.

        c)     Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2009 and 2008 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2009 of Helmerich & Payne, Inc. and our report dated November 24, 2009 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Tulsa, Oklahoma November 24, 2009

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1—Election of Directors," "Committees," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2010, to be filed with the Commission not later than 120 days after September 30, 2009. Information required under this item with respect to executive officers under Item 401 of Regulation S-K appears under "Our Executive Officers" in Part I of this Form 10-K.

        We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under "Corporate Governance." Our Internet address is www.hpinc.com. We intend to disclose any amendments to or waivers from this code on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation is incorporated herein by reference to the material beginning with the caption "Executive Compensation Discussion and Analysis" and ending with the caption "Potential Payments Upon Termination", as well as under the captions "Director Compensation in Fiscal 2009" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2010, to be filed with the Commission not later than 120 days after September 30, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the material under the captions "Summary of All Existing Equity Compensation Plans," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2010, to be filed with the Commission not later than 120 days after September 30, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the material under the captions "Transactions With Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2010, to be filed with the Commission not later than 120 days after September 30, 2009.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the material under the caption "Audit Fees" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2010, to be filed with the Commission not later than 120 days after September 30, 2009.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in our Annual Report to Stockholders (Exhibit 13 to this Form 10-K) on the pages indicated below and are incorporated herein by reference:
			Page
		Report of Independent Registered Public Accounting Firm	42
		Consolidated Statements of Income for the Years Ended September 30, 2009, 2008 and 2007	43
		Consolidated Balance Sheets at September 30, 2009 and 2008	44-45
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2009, 2008 and 2007	46
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007	47
		Notes to Consolidated Financial Statements	48-81
	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.
	3.	Exhibits. The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated by reference are duly noted as such.
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
		*10.1
			Consulting Services Agreement between W.H. Helmerich, III, and the Company dated March 30, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.
		*10.2
			Amendment to Consulting Services Agreement between W.H. Helmerich, III and the Company dated December 26, 1990, is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
		*10.3
			Second Amendment to Consulting Services Agreement between W.H. Helmerich, III, and the Company dated September 11, 2006, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed September 13, 2006, SEC File No. 001-04221.
		*10.4	Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 27, 1997.

*10.5	Form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.
*10.6
Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1997, SEC File No. 001-04221.
*10.7	Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2001.
*10.8
Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.
*10.9
Form of Director Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
*10.10
Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
10.11
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.12
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.13
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.14	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.15	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 6, 2007, SEC File No. 001-04221.
*10.16	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.17
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.

10.18	Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.19
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to the Company's Form 8-K filed July 7, 2007, SEC File No. 001-04221.
10.20
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.21
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
*10.22
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.23
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.24
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.25
Amended form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2009, SEC File No. 001-04221.
10.26
364-Day Credit Agreement dated January 21, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 22, 2009, SEC File No. 001-04221.
10.27
Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 21, 2009, SEC File No. 001-04221.
13.	The Company's Annual Report to Shareholders for fiscal 2009.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2009, filed on November 25, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*
Management or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By	/s/ HANS HELMERICH Hans Helmerich, President and Chief Executive Officer
Date: November 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG William L. Armstrong, Director Date: November 25, 2009	By	/s/ RANDY A. FOUTCH Randy A. Foutch, Director Date: November 25, 2009
By	/s/ HANS HELMERICH Hans Helmerich, Director & CEO Date: November 25, 2009	By	/s/ W. H. HELMERICH, III W. H. Helmerich, III, Director Date: November 25, 2009
By	/s/ PAULA MARSHALL Paula Marshall, Director Date: November 25, 2009	By	/s/ FRANCIS ROONEY Francis Rooney, Director Date: November 25, 2009
By	/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr., Director Date: November 25, 2009	By	/s/ JOHN D. ZEGLIS John D. Zeglis, Director Date: November 25, 2009
By	/s/ DOUGLAS E. FEARS Douglas E. Fears (Principal Financial Officer) Date: November 25, 2009	By	/s/ GORDON K. HELM Gordon K. Helm (Principal Accounting Officer) Date: November 25, 2009

Exhibit Index

        The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 11, 2007, SEC File No. 001-04221.
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
*10.1
Consulting Services Agreement between W.H. Helmerich, III, and the Company dated March 30, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.
*10.2
Amendment to Consulting Services Agreement between W.H. Helmerich, III and the Company dated December 26, 1990, is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
*10.3
Second Amendment to Consulting Services Agreement between W.H. Helmerich, III, and the Company dated September 11, 2006, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed September 13, 2006, SEC File No. 001-04221.
*10.4	Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 27, 1997.
*10.5
Form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-34939 on Form S-8 dated September 4, 1997.
*10.6
Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1997, SEC File No. 001-04221.
*10.7	Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2001.
*10.8
Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.
*10.9
Form of Director Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
*10.10
Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.

Exhibit No.	Description
10.11	Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.12
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.13
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.14	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.15	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 6, 2007, SEC File No. 001-04221.
*10.16	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.17
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
10.18
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.19
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to the Company's Form 8-K filed July 7, 2007, SEC File No. 001-04221.
10.20
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.21
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
*10.22
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.23
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.24
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.

Exhibit No.	Description
*10.25	Amended form of Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2009, SEC File No. 001-04221.
10.26
364-Day Credit Agreement dated January 21, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed January 22, 2009, SEC File No. 001-04221.
10.27
Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 21, 2009, SEC File No. 001-04221.
13.	The Company's Annual Report to Shareholders for fiscal 2009.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2009, filed on November 25, 2009, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*
Management or Compensation Plan or Arrangement.