Form 10-Q
period 2009-12-31
HELMERICH & PAYNE INC
filed 2010-02-03
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT January 31, 2010
Common Stock, $0.10 par value	105,714,528

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$153,053	$141,486
Short-term investments	12,516	12,500
Accounts receivable, less reserve of $658 at December 31, 2009 and $659 at September 30, 2009	270,509	246,790
Inventories	46,370	44,723
Deferred income taxes	20,560	12,861
Assets held for sale	—	1,023
Prepaid expenses and other	77,488	63,549
Total current assets	580,496	522,932

Investments	366,672	356,404
Property, plant and equipment, net	3,273,643	3,265,907
Other assets	14,803	15,781

Total assets	$4,235,614	$4,161,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,981	$70,218
Accrued liabilities	156,366	126,688
Short-term debt	105,000	105,000
Total current liabilities	320,347	301,906

Noncurrent liabilities:
Long-term debt	380,000	420,000
Deferred income taxes	701,257	681,542
Other	78,028	74,567
Total noncurrent liabilities	1,159,285	1,176,109

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized,107,057,904 shares issued as of December 31 and September 30, 2009 and 105,673,378 and 105,486,218 shares outstanding as of December 31 and September 30, 2009, respectively	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	182,121	176,039
Retained earnings	2,472,875	2,414,942
Accumulated other comprehensive income	119,005	112,451
Treasury stock, at cost	(28,725)	(31,129)
Total shareholders’ equity	2,755,982	2,683,009

Total liabilities and shareholders’ equity	$4,235,614	$4,161,024

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008

Operating revenues:
Drilling – U.S. Land	$285,069	$475,204
Drilling – Offshore	52,290	50,488
Drilling – International Land	59,398	95,178
Other	3,086	2,884
	399,843	623,754

Operating costs and other:
Operating costs, excluding depreciation	212,693	330,928
Depreciation	62,803	54,772
General and administrative	20,844	15,148
Research and development	1,815	1,677
Gain from involuntary conversion of long-lived assets	—	(277)
Income from asset sales	(698)	(914)
	297,457	401,334

Operating income	102,386	222,420

Other income (expense):
Interest and dividend income	439	1,786
Interest expense	(4,694)	(3,700)
Other	15	128
	(4,240)	(1,786)

Income before income taxes and equity in income of affiliate	98,146	220,634

Income tax provision	34,911	81,248
Equity in income of affiliate net of income taxes	—	5,889

NET INCOME	$63,235	$145,275

Earnings per common share:
Basic	$0.60	$1.38
Diluted	$0.59	$1.36

Weighted average shares outstanding:
Basic	105,575	105,249
Diluted	107,238	106,310

Dividends declared per common share	$0.050	$0.050

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$63,235	$145,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,803	54,772
Provision for bad debt	2	8
Equity in income of affiliate before income taxes	—	(9,500)
Stock-based compensation	7,008	2,200
Gain from involuntary conversion of long-lived assets	—	(277)
Income from asset sales	(698)	(914)
Deferred income tax expense	8,235	28,141
Other	—	1
Change in assets and liabilities-
Accounts receivable	(23,721)	2,259
Inventories	(1,647)	(8,896)
Prepaid expenses and other	(12,978)	(5,675)
Accounts payable	(15,747)	20,611
Accrued liabilities	29,999	21,834
Deferred income taxes	(22)	3,884
Other noncurrent liabilities	3,681	856
Net cash provided by operating activities	120,150	254,579

INVESTING ACTIVITIES:
Capital expenditures	(64,754)	(250,381)
Insurance proceeds from involuntary conversion	—	277
Proceeds from asset sales	2,486	1,411
Purchase of short-term investments	(16)	—
Other	—	(16)
Net cash used in investing activities	(62,284)	(248,709)

FINANCING ACTIVITIES:
Decrease in notes payable	—	(1,733)
Proceeds from lines of credit	435,000	920,000
Payments on lines of credit	(475,000)	(905,000)
Increase (decrease) in bank overdraft	(2,038)	2,330
Dividends paid	(5,287)	(5,273)
Exercise of stock options	(623)	300
Excess tax benefit from stock-based compensation	1,649	17
Net cash provided by (used in) financing activities	(46,299)	10,641

Net increase in cash and cash equivalents	11,567	16,511
Cash and cash equivalents, beginning of period	141,486	121,513
Cash and cash equivalents, end of period	$153,053	$138,024

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2009

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2009	107,058	$10,706	$176,039	$2,414,942	$112,451	1,572	$(31,129)	$2,683,009

Comprehensive Income:
Net income				63,235				63,235
Other comprehensive income, Unrealized gains on available-for-sale securities					6,220			6,220

Amortization of net periodic benefit costs-net of actuarial gain					334			334
Total comprehensive income								69,789

Cash dividends ($0.05 per share)				(5,302)				(5,302)
Exercise of stock options			(1,582)			(117)	959	(623)
Tax benefit of stock-based awards, including excess tax benefits of $1.7 million			2,101					2,101
Treasury stock issued for vested restricted stock			(1,445)			(70)	1,445	—
Stock-based compensation			7,008					7,008

Balance, December 31, 2009	107,058	$10,706	$182,121	$2,472,875	$119,005	1,385	$(28,725)	$2,755,982

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

Unless the context otherwise requires, the use of the terms “the Company,” “we,” “us” and “our” in these Notes to Consolidated Condensed Financial Statements refers to Helmerich & Payne, Inc. and its consolidated subsidiaries.

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2009 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

The adoption of the guidance contained in Accounting Standards Codification (“ASC”) 260-10-45, Earnings per Share, discussed below in Note 2 changed the calculation of basic earnings per share requiring restricted stock grants that have previously been included in our diluted weighted-average shares to be included in basic weighted-average shares.  Earnings per share for the quarter ended December 31, 2008 has been recalculated to conform to the current year presentation.

As more fully described in our 2009 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed term, contractual provisions customarily require early termination amounts to be paid to us.  Revenues from early terminated contracts are recognized when all contractual requirements have been met.

2.               Earnings per Share

Effective October 1, 2009, we adopted the guidance contained in ASC 260-10-45, Earnings per Share.  ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260-10-45. ASC 260-10-45 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant restricted stock grants to employees and non-employee directors that contain non-forfeitable rights to dividend. Such grants are considered participating securities under ASC 260-10-45. As such, we are required to include these grants in the calculation of our basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock grants have previously been included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Since the adoption of ASC 260-10-45 is to be applied retrospectively, the earnings per share for the prior period have been recalculated to conform to the current year presentation. As a result, the number

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

of shares used to compute earnings per share changed; however, the adoption did not change the basic and diluted earnings per share amounts previously reported for the three months ended December 31, 2008.

Basic net income per share is computed utilizing the two-class method and is calculated based on weighted-average number of common shares outstanding during the periods presented.

Diluted net income per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and nonvested restricted stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008

Numerator:
Net income	$63,235	$145,275
Earnings allocated to unvested shareholders	(134)	(285)
Numerator for basic earnings per share	63,101	144,990
Effect of reallocating undistributed earnings of unvested shareholders	2	3
Numerator for diluted earnings per share	$63,103	$144,993

Denominator:
Denominator for basic earnings per share – weighted-average shares	105,575	105,249
Effect of dilutive shares from stock options and restricted stock	1,663	1,061
Denominator for diluted earnings per share – adjusted weighted-average shares	107,238	106,310

Earnings per common share:
Basic	$0.60	$1.38
Diluted	$0.59	$1.36

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per shares because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008

Shares excluded from calculation of diluted earnings per share	570	1,869
Weighted-average price per share	$38.02	$30.95

3.               Operations and Risks in Venezuela

We continue to record revenue in Venezuela as cash is collected from Petroleos de Venezuela, S.A. (PDVSA) as more fully described in Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

year ended September 30, 2009.  As adjusted for the January 2010 currency devaluation discussed below, the amount of revenue that has not been recognized since the end of the first quarter of fiscal 2009 and will be recognized upon collection is approximately $41.9 million.   During the first quarter of fiscal 2010, we received approximately $20.8 million (U.S. dollars and U.S. currency equivalent).  Approximately 73 percent of this amount corresponded to accounts receivable at the end of the first quarter of fiscal 2009 and the remainder to invoices issued for work performed after the first quarter of fiscal 2009.    At December 31, 2009, the Consolidated Condensed Balance Sheet includes accounts receivable from PDVSA of $13.0 million, $10.6 million adjusted for the January 2010 currency devaluation discussed below.  We do not have enough information to conclude that this remaining receivable balance is not probable of collection.  However, there continues to be uncertainty regarding the timing of the collection due to the current political, economic and social instability in Venezuela, the dependence by Venezuela on oil to largely support its economy and the failure of PDVSA to pay many service companies working in Venezuela.  We proactively continue efforts to collect unpaid invoice amounts. Subsequent to December 31, 2009, we received approximately $5.1 million (U.S. currency equivalent) from PDVSA of which approximately $2.2 million will be recognized in revenues during the second quarter of fiscal 2010.

At December 31, 2009, all eleven rigs that formerly worked for PDVSA in Venezuela were idle.   We continue to pursue future drilling opportunities for these eleven rigs but we do not expect to commit to new contracts until additional progress is made on pending receivable collections and on conversion of local currency to U.S. dollars.

In addition to the outstanding accounts receivable above, PDVSA has unilaterally paid U.S. dollar invoices in bolivar fuerte (Bsf) which increases our exposure to foreign currency devaluation.  We have provided all supporting documentation to PDVSA and await approval from them to exchange those payments to U.S. dollars.  The approval and subsequent payment would result in reducing the foreign currency exposure.  We are unable to determine when payment will be received.

On January 8, 2010, the Venezuelan government devalued its currency and established a two tier exchange structure.  The official exchange rate has been devalued from 2.15 Bsf to each U.S. dollar to 4.30 for non-essential goods and services and to 2.60 for essential goods.  We expect our drilling services to fall into the non-essential classification.  As a result of the devaluation, we expect to record an exchange loss of approximately $20.0 million in the second quarter of fiscal 2010.

We have, since July 22, 2008, had an outstanding application with the Venezuelan government requesting approval to convert Bsf cash balances to U.S. dollars.  When and if we receive approval from the Venezuelan government, our Venezuelan subsidiary will remit approximately $28.4 million, $14.2 million adjusted for the January 2010 currency devaluation, as a dividend to its U.S. based parent as cash balances permit.  While we have been successful in the past in obtaining government approval for conversion of Bsf to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted.  In the event that conversion to U.S. dollars would be prohibited, then Bsf cash balances could increase and we would be exposed to increased risk of devaluation.

Readers should refer to Note 15 of these Consolidated Condensed Financial Statements for additional information related to risk factors in international operations.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in our drilling operations.

5.               Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities is primarily based on market quotes.  The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities 12/31/09	$129,183	$220,592	$—	$349,775
Equity securities 09/30/09	$129,183	$210,640	$—	$339,823

On an on-going basis, we evaluate the marketable equity securities to determine if a decline in fair market is other-than-temporary.  If a decline in fair market value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first quarter of fiscal 2010 and 2009.

Investments in limited partnerships carried at cost were approximately $12.4 million at December 31, 2009 and September 30, 2009.  The estimated fair value of the limited partnerships was $20.6 million and $19.7 million at December 31, 2009 and September 30, 2009, respectively.  The estimated fair value exceeded the cost of investments at December 31, 2009 and September 30, 2009 and, as such, the investments were not impaired.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $4.5 million at December 31, 2009 and $4.2 million at September 30, 2009, respectively.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds.  The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

At December 31, 2009, our short-term investments consisted of a bank certificate of deposit with an original maturity greater than three months.  Interest earned is included in interest and dividend income on the Consolidated Condensed Statement of Income.  The carrying amount of the certificate of deposit approximates fair value.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at December 31, 2009 and September 30, 2009.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On October 1, 2009, we implemented the previously deferred provisions of ASC 820, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities recorded at fair value, as required.  Additionally, we adopted Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05), which provided amendments to ASC 820 for the fair value measurements of liabilities when a quoted price in an active market is not available.  The adoption of these pronouncements had no impact on these Consolidated Condensed Financial Statements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use the fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:

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

At December 31, 2009, our financial assets utilizing Level 1 inputs include cash equivalents, equity securities with active markets, and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  For these items, quoted current market prices are readily available.

At December 31, 2009, we had an interest rate swap agreement with a $105 million notional amount to hedge the risk of changes in the interest rate associated with amounts outstanding under an unsecured line of credit that expires in January 2010.  The fair value of the swap agreement was determined using Level 2 inputs. Level 2 inputs also include a bank certificate of deposit classified as a short-term investment and bank certificates of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2009:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$153,053	$153,053	$—	$—
Short-term investments	12,516	—	12,516	—
Investments	349,775	349,775	—	—
Other current assets	11,558	11,308	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$528,902	$516,136	$12,766	$—

Liabilities:
Other current liabilities–interest rate swap	$59	$—	$59	$—
Total liabilities measured at fair value	$59	$—	$59	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, and September 30, 2009:

	December 31,	September 30,
	2009	2009
	(in thousands)
Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$381.4	$380.9

The fair value for fixed-rate debt was estimated using discounted cash flows and interest rates currently being offered on credits with similar maturities and credit profiles.  The outstanding line of credit and short-term debt bear interest at market rates and the cost of borrowings, if any, would approximate fair value.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.               Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Net Income	$63,235	$145,275
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	9,952	(34,598)
Income taxes	(3,732)	13,147
	6,220	(21,451)

Minimum pension liability adjustments	536	—
Income taxes	(202)	—
	334	—

Total comprehensive income	$69,789	$123,824

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	December 31,	September 30,
	2009	2009
Unrealized appreciation on securities	$136,817	$130,597
Unrecognized actuarial gain (loss) and prior service cost	(17,812)	(18,146)
Accumulated other comprehensive income	$119,005	$112,451

7.               Derivative Financial Instruments

We are exposed to market risk in the normal course of business operations due to ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  ASC 815, Derivatives and Hedging, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We have not historically entered into derivative financial instruments for trading purposes or for speculation.  For further information regarding the derivative instruments including our disclosures of our interest rate swap, refer to Note 10, Debt, and Note 5, Financial Instruments and Fair Value Measurement, of these Consolidated Condensed Financial Statements.

8.               Cash Dividends

The $0.05 cash dividend declared September 2, 2009, was paid December 1, 2009. On December 1, 2009, a cash dividend of $0.05 per share was declared for shareholders of record on February 15, 2010, payable March 1, 2010.  The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

9.               Stock-Based Compensation

We have one plan providing for common-stock based awards to employees and to non-employee Directors.  The plan permits the granting of various types of awards including stock options and restricted stock.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Vesting requirements are determined by the Human Resources Committee of our Board of Directors.  Readers should refer to Note 5 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for additional information related to stock-based compensation.

We use the Black-Scholes formula to estimate the value of stock options granted. The fair value of the options is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares.

On December 1, 2009, the plan was amended to provide for continued vesting (and accelerated vesting upon death) of restricted stock and stock options effective upon a participant becoming retirement eligible.  A participant meets the definition of retirement eligible if the participant attains age 55 and has 15 or more years of continuous service as a full-time employee.  The plan amendments apply retroactively.  As a result of the continued vesting provisions, we incurred additional compensation cost of approximately $4.4 million for the three months ended December 31, 2009.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Compensation expense
Stock options	$5,676	$1,837
Restricted stock	1,332	363
	$7,008	$2,200

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2009 and 2008:

	2009	2008

Risk-free interest rate	2.3%	1.7%
Expected stock volatility	49.9%	43.4%
Dividend yield	.5%	.9%
Expected term (in years)	5.8	5.8

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury securities for the expected term of the option.

Expected Volatility Rate.  Expected volatility is based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the option.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Dividend Yield.  The expected dividend yield is based on our current dividend yield.

Expected Term.  The expected term of the options granted represents the period of time that they are expected to be outstanding.  We estimate the expected term of options granted based on historical experience with grants and exercises.

A summary of stock option activity under the Plan for the three months ended December 31, 2009 is presented in the following table:

	Three Months Ended December 31, 2009
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in millions)

Outstanding at October 1, 2009	5,401	$20.55
Granted	570	38.02
Exercised	(183)	11.47
Forfeited/Expired	—	—
Outstanding at December 31, 2009	5,788	$22.56	6.0	$100.3
Vested and expected to vest at December 31, 2009	5,710	$22.46	5.9	$99.4

Exercisable at December 31, 2009	4,102	$19.46	4.8	$83.8

The weighted-average fair value of options granted in the first quarter of fiscal 2010 was $17.64.

The total intrinsic value of options exercised during the three months ended December 31, 2009 was $5.5 million.

As of December 31, 2009, the unrecognized compensation cost related to the stock options was $15.7 million.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

RESTRICTED STOCK

Restricted stock grants consist of our common stock and are time vested over three to five years.  Compensation expense is recognized on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of our shares on the grant date.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of our restricted stock grants as of December 31, 2009 and changes during the three months then ended is presented below:

	Three Months Ended
	December 31, 2009
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock	(in thousands)	Fair Value

Unvested at October 1,	177	$30.06
Granted	182	38.02
Vested	(70)	29.36
Forfeited	—	—
Unvested at December 31,	289	$35.23

As of December 31, 2009, there was $7.8 million of total unrecognized compensation cost related to restricted stock granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

10.         Debt

At December 31, 2009, we had the following unsecured long-term debt outstanding (in thousands):

Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000
Series D, due August 15, 2014, 6.56%	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000
Due July 21, 2013, 6.10%	40,000
Due July 21, 2014, 6.10%	40,000
Due July 21, 2015, 6.10%	40,000
Due July 21, 2016, 6.10%	40,000
Unsecured senior credit facility due December 18, 2011, .59%	30,000
$380,000
Less long-term debt due within one year	—
Long-term debt	$380,000

The terms of the fixed rate debt obligations require that we maintain a minimum ratio of debt to total capitalization.

We have $200 million senior unsecured fixed-rate notes that will mature July 2016.  Interest on the notes will be paid semi-annually based on an annual rate of 6.10 percent.  We will make five equal annual principal repayments of $40 million starting on the third anniversary of the closing date.  Financial covenants require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.  The note purchase agreement also contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

We have an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility maturing December 2011.  While we have the option to borrow at the prime rate for maturities of less than 30 days, we anticipate that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (LIBOR).  We pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At December 31, 2009, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.  At December 31, 2009, we had two letters of credit totaling $21.9 million under the facility and had $30 million borrowed against the facility with $348.1 million available to borrow. The advances bear an interest rate of 0.59 percent at December 31, 2009.  On January 19, 2010, we borrowed $75 million that was used to pay the $105 million unsecured line discussed below. Subsequently, we repaid $10 million and currently have $283.1 million available to borrow.

At December 31, 2009, we had an agreement with a multi-bank syndicate for a $105 million unsecured line of credit that matured January 2010.  We fully funded this facility for the entire term at a spread over 30 day LIBOR.  The spread over LIBOR was determined according to the same scale of debt to total capitalization used in our $400 million facility which is described in the preceding paragraph. At December 31, 2009, the spread on the borrowing was 2.25 percent over LIBOR.  Simultaneous with the closing of this facility, we entered into an interest-rate swap with the same maturity and a notional amount of $105 million. The interest rate swap qualified as a derivative and was not designated as a hedging instrument and, as such, we did not apply hedge accounting.  At the end of an accounting period, the interest rate swap is recorded in the Consolidated Balance Sheet at fair value, either in other current assets or accrued liabilities, and any related gains or losses are recognized on our Consolidated Statement of Income within interest expense.  The fair value of the interest rate swap liability at December 31, 2009 was less than $0.1 million and is included in accrued liabilities in the Consolidated Condensed Balance Sheet.  In January 2010, this debt was paid in full using operating cash flow and borrowings under the $400 million facility.  At the same time, the interest rate swap expired.

Financial covenants in both facilities require we maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  Both facilities contain additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2009, we were in compliance with all debt covenants.

11.         Income Taxes

Our effective tax rate for the three months ended December 31, 2009 and 2008 was 35.6 percent and 36.8 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on results of operations or financial position.

12.         Contingent Liabilities and Commitments

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $14.9 million are outstanding at December 31, 2009.

Various legal actions, the majority of which arise in the ordinary course of business, are pending.  We maintain insurance against certain business risks subject to certain deductibles.  None of these legal actions are expected to have a material adverse effect on our financial condition, cash flows or results of operations.

We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business.  We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.

13.         Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Mexico, Venezuela, Tunisia and other South American countries.  The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, we have aggregated our International Land operations into one reportable segment.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.

We evaluate segment performance based on income or loss from operations (segment operating income) before income taxes which includes:

•                  revenues from external and internal customers

•                  direct operating costs

•                  depreciation and

•                  allocated general and administrative costs

but excludes corporate costs for other depreciation, income from asset sales and other corporate income and expense.

General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.

Segment operating income is a non-GAAP financial measure of our performance, as it excludes general and administrative expenses, corporate depreciation, income from asset sales and other corporate income and expense.  We consider segment operating income to be an important supplemental measure of operating performance by presenting trends in our core businesses.  We use this measure to facilitate period-to-period comparisons in operating performance of our reportable segments in the aggregate by eliminating items that affect comparability between periods.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

We believe that segment operating income is useful to investors because it provides a means to evaluate the operating performance of the segments on an ongoing basis using criteria that are used by our internal decision makers.  Additionally, it highlights operating trends and aids analytical comparisons.  However, segment operating income has limitations and should not be used as an alternative to operating income or loss, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

Summarized financial information of our reportable segments for the three months ended December 31, 2009, and 2008, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2009
Contract Drilling:
U.S. Land	$285,069	$—	$285,069	$91,523
Offshore	52,290	—	52,290	15,106
International Land	59,398	—	59,398	8,403
	396,757	—	396,757	115,032
Other	3,086	205	3,291	(794)
	399,843	205	400,048	114,238
Eliminations	—	(205)	(205)	—
Total	$399,843	$—	$399,843	$114,238

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2008
Contract Drilling:
U.S. Land	$475,204	$—	$475,204	$194,048
Offshore	50,488	—	50,488	14,710
International Land	95,178	—	95,178	22,628
	620,870	—	620,870	231,386
Other	2,884	223	3,107	(861)
	623,754	223	623,977	230,525
Eliminations	—	(223)	(223)	—
Total	$623,754	$—	$623,754	$230,525

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)

Segment operating income	$114,238	$230,525
Gain from involuntary conversion of long-lived assets	—	277
Income from asset sales	698	914
Corporate general and administrative costs and corporate depreciation	(12,550)	(9,296)
Operating income	102,386	222,420

Other income (expense):
Interest and dividend income	439	1,786
Interest expense	(4,694)	(3,700)
Other	15	128
Total other income (expense)	(4,240)	(1,786)

Income before income taxes and equity in income of affiliate	$98,146	$220,634

	December 31,	September 30,
	2009	2009
	(in thousands)
Total Assets
U.S. Land	$2,977,987	$2,962,062
Offshore	156,098	129,465
International Land	499,239	491,807
Other	30,909	31,585

Investments and Corporate Operations	571,381	546,105
Total	$4,235,614	$4,161,024

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)
Operating revenues
United States	$326,663	$517,352
Venezuela	3,601	42,949
Colombia	16,488	19,458
Ecuador	12,542	12,992
Argentina	11,340	15,441
Other Foreign	29,209	15,562
Total	$399,843	$623,754

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

14.         Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2009 and 2008 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)

Interest cost	$1,194	$1,217
Expected return on plan assets	(1,107)	(1,147)
Recognized net actuarial loss	536	—
Net pension expense	$623	$70

Employer Contributions

We contributed $1.0 million to the Pension Plan during the three months ended December 31, 2009 to fund distributions.  We estimate contributing at least $3.0 million in fiscal 2010 to meet the minimum contribution required by law and expect to make additional contributions to continue funding distributions.

Foreign Plan

We maintain an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $145,000 and $90,000 for the three months ended December 31, 2009 and 2008, respectively.

15.         Risk Factors

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

Effective January 1, 2010, Venezuela was designated hyper-inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period.  All of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.  As such, the designation of Venezuela as hyper-inflationary will have no impact on our Consolidated Financial Statements.

16.         Recently Issued Accounting Standards

ASC 715-20-65, Transition related to SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued by the Financial Accounting Standards Board (“FASB”) in December 2008.  The new guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets.  The disclosure requirements are effective for annual financial statements for years ending after December 15, 2009.  The disclosure requirements will be adopted for our annual financial statements for the year ended September 30, 2010, on a prospective basis. We do not expect the adoption to have a material impact on the Consolidated Financial Statements.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.  Reporting entities will have to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  Also required will be a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance will be effective for fiscal years beginning after December 15, 2010.  We are currently evaluating the impact, if any, the adoption will have on the Consolidated Financial Statements.

17.     Subsequent Events

In evaluating events and transactions through the time of our filing on February 3, 2010, we determined we have no recognized subsequent events and three nonrecognized subsequent events.

On January 8, 2010, the Venezuelan government devalued its currency and we expect to record an exchange loss of approximately $20.0 million in the second quarter of fiscal 2010.  See Note 3 for further details on the devaluation.

Our $105 million unsecured line of credit matured January 20, 2010 and we paid the amount in full.  We used operating cash flow and borrowed $75 million from our senior unsecured credit facility to fund the payment.  On January 29, 2010, we paid $10 million on our $400 million senior unsecured credit facility.  See Note 10 for further details on debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2009

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2009 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, including Venezuelan receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, deterioration of credit markets, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2009 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

With the exception of historical information, the matters discussed in Management’s Discussion & Analysis of Financial Condition and Results of Operations include forward-looking statements.  These forward-looking statements are based on various assumptions.  We caution that, while we believe such assumptions to be reasonable and make them in good faith, assumptions about future events and conditions almost always vary from actual results.  The differences between assumed facts and actual results can be material. We are including this cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or persons acting on our behalf.  The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or persons acting on our behalf.  We undertake no duty to update or revise our forward-looking statements based on changes of internal estimates on expectations or otherwise.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008

We reported net income of $63.2 million ($0.59 per diluted share) from operating revenues of $399.8 million for the first quarter ended December 31, 2009, compared with net income of $145.3 million ($1.36 per diluted share) from operating revenues of $623.8 million for the first quarter of fiscal year 2009.   Net income for the first quarter of fiscal 2009 includes approximately $0.8 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by business segment for the three months ended December 31, 2009 and 2008.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2009	2008
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$285,069	$475,204
Direct operating expenses	138,355	233,306
General and administrative expense	6,661	4,427
Depreciation	48,530	43,423
Segment operating income	$91,523	$194,048

Revenue days	11,260	16,322
Average rig revenue per day	$24,113	$27,066
Average rig expense per day	$11,083	$12,246
Average rig margin per day	$13,030	$14,820
Rig utilization	62%	95%

U.S. LAND segment operating income decreased to $91.5 million for the first quarter of fiscal 2010 compared to $194.0 million in the same period of fiscal 2009.  Revenues were $285.1 million and $475.2 million in the first quarter of fiscal 2010 and 2009, respectively. Included in U.S. land revenues for the three months ended December 31, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $13.6 million and $33.4 million, respectively. Also included in U.S. land revenues for the first quarter of fiscal 2010 and 2009 is approximately $15.6 million and $18.4 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs.

The average revenue per day for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 decreased $2,953.  The decrease is a result of lower average dayrates in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease of $1,163 in average rig expense per day for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is primarily due to reduced labor costs associated with bonuses incurred in the first quarter of fiscal 2009.

U.S. land rig utilization decreased to 62 percent for the first quarter of fiscal 2010 compared to 95 percent for the first quarter of fiscal 2009.  U.S. land rig activity days for the first quarter of fiscal 2010 were 11,260 compared with 16,322 for the same period of fiscal 2009, with an average of 122.4 and 177.4 rigs working during the first quarter of fiscal 2010 and 2009, respectively.  The decrease in rig days and average rigs working is attributable to early terminations and other rigs that stacked during fiscal 2009.

During fiscal 2009, the economic recession, including the decrease in oil and gas prices and deterioration in the credit markets, had an effect on customer spending.  As a result, the industry’s active land drilling rig count in the U.S. land market declined by over fifty percent from the fall of 2008 to the summer of 2009.  Since June 2009, the industry’s U.S. land rig count has been experiencing a steady recovery, but the rig count still remains about 40 percent below the peak level reported during the fall of 2008.  At December 31, 2009, 143 out of 210 existing rigs in the U.S. Land segment were generating revenue.  Of the 143 rigs generating revenue, 101 were under fixed term contracts, and 42 were working in the spot market.  At January 28, 2010, the number of existing rigs under fixed term contracts in the segment increased to 103, and the number of rigs working in the spot market increased to 45.

	Three Months Ended December 31,
	2009	2008
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$52,290	$50,488
Direct operating expenses	32,576	31,762
General and administrative expense	1,630	1,052
Depreciation	2,978	2,964
Segment operating income	$15,106	$14,710

Revenue days	700	735
Average rig revenue per day	$52,960	$53,057
Average rig expense per day	$28,024	$29,468
Average rig margin per day	$24,936	$23,589
Rig utilization	85%	89%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $6.7 million and $5.5 million for the three months ended December 31, 2009 and 2008, respectively.

At December 31, 2009, we had eight of our nine platform rigs working, with one of the eight becoming idle subsequent to December 31, 2009.

	Three Months Ended December 31,
	2009	2008
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$59,398	$95,178
Direct operating expenses	41,297	65,648
General and administrative expense	696	696
Depreciation	9,002	6,206
Segment operating income	$8,403	$22,628

Revenue days	1,689	2,383
Average rig revenue per day	$33,714	$36,737
Average rig expense per day	$23,138	$24,320
Average rig margin per day	$10,576	$12,417
Rig utilization	44%	98%

INTERNATIONAL LAND segment operating income for the first quarter of fiscal 2010 was $8.4 million, compared to $22.6 million in the same period of fiscal 2009.  Rig utilization for international land operations was 44 percent for the first quarter of fiscal 2010, compared with 98 percent for the first quarter of fiscal 2009.  During the current quarter, an average of 18.6 rigs worked compared to an average of 26.2 rigs in the first quarter of fiscal 2009.

The ability to collect accounts receivables in U.S. dollars from PDVSA deteriorated to the point that during the second quarter of fiscal 2009, we decided to discontinue work as contracts expire.  The decrease in revenue days and rig utilization is primarily the result of all eleven rigs in Venezuela being idle by the end of the first quarter of fiscal 2010 compared to all eleven working during the first quarter of fiscal 2009.  Additionally, rigs in two other countries that were working in the first quarter of fiscal 2009 became idle during fiscal 2009 due to capital reductions by operators and they remained idle through the first quarter of fiscal 2010.  Twelve rigs were transferred to the International Land segment in late fiscal 2009 with seven under contract and five used for bidding prospective work.  The seven under contract had all begun operations as of the end of the first quarter of fiscal 2010.  Those seven along with four FlexRigs that began working subsequent to the first quarter of fiscal 2009 offset part of the decline in rig activity.  The five held for bidding at September 30, 2009 were transferred back to the U.S. Land segment during the first quarter of fiscal 2010 under contract.

Revenues in the first quarter of fiscal 2010 decreased $35.8 million compared to the first quarter of fiscal 2009 with Venezuela contributing $39.3 million to the decrease as we continue to record revenue in Venezuela as cash is collected (see Note 3 of the Consolidated Condensed Financial Statements).  Excluding Venezuela in the comparable quarters, revenue increased $3.5 million, primarily the result of additional rigs working in the segment during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Included in international land revenues for the three months ended December 31, 2009 and 2008 are reimbursements for “out-of-pocket” expenses of $2.5 million and $7.6 million, respectively.

Depreciation expense increased due to rigs transferring to the International Land segment in late fiscal 2009 and the addition of new FlexRigs during fiscal 2009.

On January 8, 2010, the Venezuelan government announced its intent to devalue its local currency.  As a result, we expect to record an exchange loss of approximately $20.0 million in the second quarter of fiscal 2010.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2009 and 2008, we incurred $1.8 million and $1.7 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.  We anticipate research and development expenses of up to approximately $2.5 million in each quarter during fiscal 2010.

OTHER

General and administrative expenses increased to $20.8 million in the first quarter of fiscal 2010 from $15.1 million in the first quarter of fiscal 2009.  The $5.7 million increase is primarily due to a change in our Long-Term Incentive Plan whereby stock-based compensation was accelerated and additional expense of $4.4 million was incurred.  Also contributing to the increase was additional pension expense in fiscal 2010 of $0.5 million and an increase in employee bonus accruals of $0.4 million.

Equity in income of affiliate, net of income tax, was $5.9 million in the first quarter of fiscal 2009.  Effective April 1, 2009, we determined we no longer exercised significant influence and discontinued accounting for the investee using the equity method.

Income tax expense decreased to $34.9 million in the first quarter of fiscal 2010 from $81.2 million in the first quarter of fiscal 2009, with the effective tax rate decreasing to 35.6 percent from 36.8 percent for the two comparable quarters.

Interest expense was $4.7 million and $3.7 million in the first quarter of fiscal 2010 and 2009, respectively. Capitalized interest, all attributable to our rig construction, was $1.7 million for both comparable quarters.  Interest expense before capitalized interest increased $1.0 million during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to additional borrowings under a fixed-rate credit facility obtained in July 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $153.1 million at December 31, 2009 from $141.5 million at September 30, 2009. The following table provides a summary of cash flows for the three-month period ended December 31, (in thousands):

Net Cash provided (used) by:

	2009	2008
Operating activities	$120,150	$254,579
Investing activities	(62,284)	(248,709)
Financing activities	(46,299)	10,641
Increase in cash and cash equivalents	$11,567	$16,511

Operating activities

Cash flows from operating activities were approximately $120.2 million for the three months ended December 31, 2009 compared to approximately $254.6 million for the same period ended December 31, 2008. The decrease in cash provided from operating activities is primarily due to decreases in net income and changes during the comparable three month periods in accounts receivable and accounts payable.  Accounts receivable increased in the three months ended December 31, 2009 as drilling activity improved compared to a decrease in the three months ended December 31, 2008 as we began to see a decline in activity.  The change in accounts payable is due to the fluctuation in drilling activity.

Investing activities

Capital expenditures decreased $185.6 million primarily attributable to the decreased building of new FlexRigs.

Financing activities

During the three months ended December 31, 2009, we reduced our outstanding debt by $40.0 million compared to net additional borrowings of $13.3 million during the three months ended December 31, 2008.  During the three months ended December 31, 2009, we reduced our bank overdraft position $2.0 million compared to increasing the bank overdraft position by $2.3 million in the three months ended December 31, 2008.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and credit facilities continue to be our significant source of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2010.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $485 million at December 31, 2009.  In January 2010, we paid off an unsecured $105 million note that matured and borrowed a net $65 million from our line of credit.  For additional information regarding debt agreements, refer to Note 10 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2009 and September 30, 2009 was $2,349 million and $2,528 million, respectively.  Approximately 69.9 percent of the December 31, 2009 backlog is not reasonably expected to be filled in fiscal 2010. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 25, 2009, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of December 31, 2009 and September 30, 2009, and the percentage of the December 31, 2009 backlog not reasonably expected to be filled in fiscal 2010:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	12/31/2009	09/30/2009	Expected to be Filled in Fiscal 2010
	(in millions)

U.S. Land	$1,872	$2,016	68.6%
Offshore	158	169	79.8%
International Land	319	343	73.0%
	$2,349	$2,528

Capital Resources

In December 2009, we announced we had increased our capital expenditures estimate for fiscal 2010 by $40 million to $265 million.  Given improving market conditions, the capital expenditure increase provides adequate levels of FlexRig spare component availability and the flexibility to control and adapt our manufacturing effort to potentially build and complete additional FlexRigs at a rate of one per month beginning in May 2010 through the end of fiscal 2010.  These potential new builds would be in addition to the new FlexRigs under fixed term contracts that we expect to complete by the end of April 2010.  The increase in the capital expenditures estimate also allows us to execute selected special projects and increased maintenance levels. During the three months ended December 31, 2009, we completed four FlexRigs that are under fixed term contract with two of those beginning work during the quarter and two completed and ready for delivery.  We have three remaining new FlexRigs under fixed term contract to complete by the end of April 2010.  Like those completed in prior fiscal periods, each of these new FlexRigs are committed to work for an exploration and production company under a fixed term contract of at least three years in duration, performing drilling services on a daywork contract basis.

Capital expenditures were $64.8 million and $250.4 million for the first three months of fiscal 2010 and 2009, respectively.  Capital expenditures decreased from 2009 primarily due to the reduction in the number of new rigs completed during the comparable quarters and a reduction in the number of rigs to be completed as of December 31, 2009 compared to December 31, 2008.

There were no other significant changes in our financial position since September 30, 2009.

MATERIAL COMMITMENTS

Material commitments as reported in our 2009 Annual Report on Form 10-K have not changed significantly at December 31, 2009.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2009 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of ASC 260-10-45, Earnings per Share, on October 1, 2009.  The adoption of this did not have a material impact on our financial position, results of operations or cash flows.  The adoption of ASC 260-10-45 is included in Note 2 to the Consolidated Condensed Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

ASC 715-20-65, Transition related to SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued by the Financial Accounting Standards Board (“FASB”) in December 2008.  The new guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets.  The disclosure requirements are effective for annual financial statements for years ending after December 15, 2009.  The disclosure requirements will be adopted for our annual financial statements for the year ended September 30, 2010, on a prospective basis.  We do not expect the adoption to have a material impact on the Consolidated Financial Statements.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.  Reporting entities will have to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  Also required will be a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  Entities will have to provide fair value measurement disclosures for each class of financial assets and liabilities.  The guidance will be effective for fiscal years beginning after December 15, 2010.  We are currently evaluating the impact, if any, the adoption will have on the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION
December 31, 2009

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2009;

•                  Note 7 and Note 10 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk are incorporated herein by reference; and

•                  Note 3 and Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to credit risk and foreign currency exchange rate risk are incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Because of the impact of local laws, our future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms acceptable to us.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2009, approximately 15 percent of our consolidated operating revenues were generated from the international contract drilling business. During the three months ended December 31, 2009, approximately 74 percent of the international operating revenues were from operations in South America and approximately 66 percent of South American operating revenues were from Ecuador and Colombia.

Reference is made to the risk factors pertaining to currency devaluation risk and receivable balances in Venezuela, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2009.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2010, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 3, 5, 7, 10 and 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2009.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 7, 2009).
10.2

Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 7, 2009).

10.3

Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 7, 2009).

10.4

Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 7, 2009).

10.5

Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed December 7, 2009).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2009, filed on February 3, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 3, 2010	By:	/S/HANS C. HELMERICH
Hans C. Helmerich, President

Date:	February 3, 2010	By:	/S/DOUGLAS E. FEARS
Douglas E. Fears, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 7, 2009).
10.2

Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 7, 2009).

10.3

Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 7, 2009).

10.4

Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 7, 2009).

10.5

Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed December 7, 2009).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2009, filed on February 3, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.