Form 10-Q
period 2010-03-31
HELMERICH & PAYNE INC
filed 2010-05-05
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT April 30, 2010
Common Stock, $0.10 par value	105,731,170

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$125,712	$141,486
Short-term investments	—	12,500
Accounts receivable, less reserve of $631 at March 31, 2010 and $659 at September 30, 2009	288,647	246,790
Inventories	45,904	44,723
Deferred income taxes	18,652	12,861
Assets held for sale	—	1,023
Prepaid expenses and other	71,455	63,549
Total current assets	550,370	522,932

Investments	355,654	356,404
Property, plant and equipment, net	3,285,139	3,265,907
Other assets	14,476	15,781

Total assets	$4,205,639	$4,161,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,994	$70,218
Accrued liabilities	126,939	126,688
Short-term debt	—	105,000
Total current liabilities	182,933	301,906

Noncurrent liabilities:
Long-term debt	440,000	420,000
Deferred income taxes	710,671	681,542
Other	77,240	74,567
Total noncurrent liabilities	1,227,911	1,176,109

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized,107,057,904 shares issued as of March 31, 2010 and September 30, 2009 and 105,716,278 and 105,486,218 shares outstanding as of March 31, 2010 and September 30, 2009, respectively	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	185,349	176,039
Retained earnings	2,514,320	2,414,942
Accumulated other comprehensive income	112,255	112,451
Treasury stock, at cost	(27,835)	(31,129)
Total shareholders’ equity	2,794,795	2,683,009

Total liabilities and shareholders’ equity	$4,205,639	$4,161,024

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Operating revenues:
Drilling — U.S. Land	$324,439	$414,514	$609,508	$889,718
Drilling — Offshore	47,765	51,331	100,055	101,819
Drilling — International Land	64,681	51,829	124,079	147,007
Other	2,840	2,626	5,926	5,510
	439,725	520,300	839,568	1,144,054
Operating costs and other:
Operating costs, excluding depreciation	271,509	263,294	484,202	594,222
Depreciation	65,795	57,113	128,598	111,885
General and administrative	20,844	16,434	41,688	31,582
Research and development	3,342	2,176	5,157	3,853
Gain from involuntary conversion of long-lived assets	—	—	—	(277)
Income from asset sales	(1,309)	(2,055)	(2,007)	(2,969)
	360,181	336,962	657,638	738,296
Operating income	79,544	183,338	181,930	405,758
Other income (expense):
Interest and dividend income	329	2,150	768	3,936
Interest expense	(4,207)	(2,554)	(8,901)	(6,254)
Other	(432)	(28)	(417)	100
	(4,310)	(432)	(8,550)	(2,218)
Income before income taxes and equity in income of affiliate	75,234	182,906	173,380	403,540

Income tax provision	28,487	83,390	63,398	164,638
Equity in income of affiliate net of income taxes	—	4,222	—	10,111

NET INCOME	$46,747	$103,738	$109,982	$249,013

Earnings per common share:
Basic	$0.44	$0.98	$1.04	$2.36
Diluted	$0.43	$0.98	$1.02	$2.34

Weighted average shares outstanding:
Basic	105,711	105,317	105,642	105,283
Diluted	107,484	106,197	107,349	106,279

Dividends declared per common share	$0.050	$0.050	$0.100	$0.100

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$109,982	$249,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128,598	111,885
Provision for bad debt	3	15
Equity in income of affiliate before income taxes	—	(16,308)
Stock-based compensation	9,925	4,238
Other	92	—
Gain from involuntary conversion of long-lived assets	—	(277)
Income from asset sales	(2,007)	(2,969)
Deferred income tax expense	23,673	115,237
Change in assets and liabilities-
Accounts receivable	(41,860)	1,819
Inventories	(1,181)	(8,577)
Prepaid expenses and other	(6,636)	5,716
Accounts payable	(5,982)	15,008
Accrued liabilities	(11,587)	9,552
Deferred income taxes	(198)	6,942
Other noncurrent liabilities	3,110	(806)
Net cash provided by operating activities	205,932	490,488

INVESTING ACTIVITIES:
Capital expenditures	(142,737)	(525,884)
Insurance proceeds from involuntary conversion	—	277
Proceeds from sale of short-term investments	12,516	—
Proceeds from asset sales	3,950	4,333
Purchase of short-term investments	(16)	(12,500)
Other	—	(16)
Net cash used in investing activities	(126,287)	(533,790)

FINANCING ACTIVITIES:
Decrease in notes payable	—	(1,733)
Proceeds from line of credit	710,000	2,030,000
Payments on line of credit	(795,000)	(1,970,000)
Decrease in bank overdraft	(2,038)	—
Dividends paid	(10,587)	(10,548)
Proceeds from exercise of stock options	309	429
Excess tax benefit from stock-based compensation	1,897	19
Net cash provided by (used in) financing activities	(95,419)	48,167

Net increase (decrease) in cash and cash equivalents	(15,774)	4,865
Cash and cash equivalents, beginning of period	141,486	121,513
Cash and cash equivalents, end of period	$125,712	$126,378

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2010

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2009	107,058	$10,706	$176,039	$2,414,942	$112,451	1,572	$(31,129)	$2,683,009

Comprehensive Income:
Net income				109,982				109,982
Other comprehensive income:
Unrealized losses on available-for-sale securities					(866)			(866)
Amortization of net periodic benefit costs-net of actuarial gain					670			670
Total comprehensive income								109,786

Cash dividends ($0.10 per share)				(10,604)				(10,604)
Exercise of stock options			(1,540)			(160)	1,849	309
Tax benefit of stock-based awards, including excess tax benefits of $1.9 million			2,370					2,370
Treasury stock issued for vested restricted stock			(1,445)			(70)	1,445	—
Stock-based compensation			9,925					9,925

Balance, March 31, 2010	107,058	$10,706	$185,349	$2,514,320	$112,255	1,342	$(27,835)	$2,794,795

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

The adoption of the guidance contained in Accounting Standards Codification (“ASC”) 260-10-45, Earnings per Share, discussed below in Note 2 changed the calculation of basic earnings per share requiring restricted stock grants that have previously been included in our diluted weighted-average shares to be included in basic weighted-average shares.  Earnings per share for the three and six months ended March 31, 2009 has been recalculated to conform to the current year presentation.

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

2.              Earnings per Share

Effective October 1, 2009, we adopted the guidance contained in ASC 260-10-45, Earnings per Share.  ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260-10-45. ASC 260-10-45 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant restricted stock grants to employees and non-employee directors that contain non-forfeitable rights to dividend. Such grants are considered participating securities under ASC 260-10-45. As such, we are required to include these grants in the calculation of our basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock grants have previously been included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Since the adoption of ASC 260-10-45 is to be applied

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

retrospectively, the earnings per share for the prior period have been recalculated to conform to the current year presentation. As a result, the number of shares used to compute earnings per share changed.  For the three and six months ended March 31, 2009, basic earnings per share was reduced $0.01 from previously disclosed amounts.  For the three and six months ended March 31, 2009, diluted earnings per share was not impacted by the adoption.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Numerator:
Net income	$46,747	$103,738	$109,982	$249,013
Earnings allocated to unvested shareholders	(127)	(174)	(267)	(454)
Numerator for basic earnings per share	46,620	103,564	109,715	248,559
Effect of reallocating undistributed earnings of unvested shareholders	2	1	4	4
Numerator for diluted earnings per share	$46,622	$103,565	$109,719	$248,563

Denominator:
Denominator for basic earnings per share - weighted-average shares	105,711	105,317	105,642	105,283
Effect of dilutive shares from stock options and restricted stock	1,773	880	1,707	996
Denominator for diluted earnings per share - adjusted weighted-average shares	107,484	106,197	107,349	106,279

Earnings per common shares:
Basic	$0.44	$0.98	$1.04	$2.36
Diluted	$0.43	$0.98	$1.02	$2.34

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per shares because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Shares excluded from calculation of diluted earnings per share	556	2,705	570	1,869
Weighted-average price per share	$38.02	$27.89	$38.02	$30.95

3.              Operations and Risks in Venezuela

We continue to record revenue in Venezuela as cash is collected from Petroleos de Venezuela, S.A. (PDVSA) as more fully described in Note 14 of the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended September 30, 2009.  As adjusted for the January 2010 currency devaluation discussed below, the amount of revenue that has not been recognized since the end of the first quarter of fiscal 2009 and will be recognized upon collection is approximately $39.5 million.  Revenue to be recognized will be offset by approximately 14 percent of associated expenses.  During the second quarter of fiscal 2010, we received approximately $6.3 million (U.S. dollars and U.S. currency equivalent).  Approximately 55 percent of this amount corresponded to accounts receivable at the end of the first quarter of fiscal 2009 and the remainder to invoices issued for work performed after the first quarter of fiscal 2009.  At March 31, 2010, the Consolidated Condensed Balance Sheet includes accounts receivable from PDVSA of $8.4 million adjusted for the January 2010 currency devaluation discussed below.  We do not have enough information to conclude that this remaining receivable balance is not probable of collection.  However, there continues to be uncertainty regarding the timing of the collection due to the current political, economic and social instability in Venezuela, the dependence by Venezuela on oil to largely support its economy and the failure of PDVSA to pay many service companies working in Venezuela.  We proactively continue efforts to collect unpaid invoice amounts.  Subsequent to the quarter ended March 31, 2010, payments from PDVSA reduced the accounts receivable balance by approximately $3.1 million (U.S. currency equivalent) and resulted in approximately $1.2 million revenue which will be recognized during the third quarter of fiscal 2010.

At March 31, 2010, all eleven rigs that formerly worked for PDVSA in Venezuela were idle.   We continue to pursue future drilling opportunities for these eleven rigs but we do not expect to commit to new contracts until additional progress is made on pending receivable collections and on conversion of local currency to U.S. dollars.  At March 31, 2010, the net book value of long-lived assets in Venezuela was $67.4 million.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On January 8, 2010, the Venezuelan government devalued its currency and established a two-tier exchange structure.  The official exchange rate has been devalued from 2.15 Bsf to each U.S. dollar to 4.30 for non-essential goods and services and to 2.60 for essential goods.  Our drilling services fall into the non-essential classification.  As a result of the devaluation, we recorded an exchange loss of approximately $19.7 million in operating costs during the second quarter of fiscal 2010.

We have, since July 22, 2008, had an outstanding application with the Venezuelan government requesting approval to convert Bsf cash balances to U.S. dollars.  When and if we receive approval from the Venezuelan government, our Venezuelan subsidiary will remit approximately $14.2 million, adjusted for the January 2010 currency devaluation, as a dividend to its U.S. based parent as cash balances permit.  While we have been successful in the past in obtaining government approval for conversion of Bsf to U.S. dollars, there is no guarantee that future conversion to U.S. dollars will be permitted.  In the event that conversion to U.S. dollars would be prohibited, then Bsf cash balances could increase and we would be exposed to increased risk of devaluation.

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

5.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities is primarily based on market quotes.  The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities 03/31/10	$129,183	$209,255	$—	$338,438
Equity securities 09/30/09	$129,183	$210,640	$—	$339,823

On an on-going basis, we evaluate the marketable equity securities to determine if a decline in fair market is other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first six months of fiscal 2010 and 2009.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Investments in limited partnerships carried at cost were approximately $12.4 million at March 31, 2010 and September 30, 2009. The estimated fair value of the limited partnerships was $20.7 million and $19.7 million at March 31, 2010 and September 30, 2009, respectively.  The estimated fair value exceeded the cost of investments at March 31, 2010 and September 30, 2009 and, as such, the investments were not impaired.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $4.8 million at March 31, 2010 and $4.2 million at September 30, 2009, respectively.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds.  The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

During the second quarter of fiscal 2010, a $12.5 million bank certificate of deposit with an original maturity greater than three months matured.  Interest earned is included in interest and dividend income on the Consolidated Condensed Statement of Income.

On October 1, 2009, we implemented the previously deferred provisions of ASC 820, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities recorded at fair value, as required.  Additionally, we adopted Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05), which provided amendments to ASC 820 for the fair value measurements of liabilities when a quoted price in an active market is not available.  On December 15, 2009, we adopted the disclosure requirements in ASU 2009-06, Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements, requiring that information be provided about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy discussed below.  The adoption of these pronouncements had no impact on these Consolidated Condensed Financial Statements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use the fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:

•                  Level 1 - Observable inputs that reflect quoted prices in active markets for identical assets or liabilities in active markets.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2010, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  For these items, quoted current market prices are readily available.

At March 31, 2010, financial instruments utilizing level 2 inputs include bank certificates of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2010:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$125,712	$125,712	$—	$—
Equity securities	338,438	338,438	—	—
Other current assets	11,495	11,245	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$477,645	$477,395	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009
	(in thousands)

Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$375.0	$380.9

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.              Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net Income	$46,747	$103,738	$109,982	$249,013
Other comprehensive income:
Unrealized depreciation on securities	(11,337)	(1,654)	(1,385)	(36,252)
Income taxes	4,251	628	519	13,775
	(7,086)	(1,026)	(866)	(22,477)
Minimum pension liability adjustments	536	—	1,072	—
Income taxes	(200)	—	(402)	—
	336	—	670	—
Total comprehensive income	$39,997	$102,712	$109,786	$226,536

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	March 31,	September 30,
	2010	2009
Unrealized appreciation on securities	$129,731	$130,597
Unrecognized actuarial loss and prior service cost	(17,476)	(18,146)
Accumulated other comprehensive income	$112,255	$112,451

7.              Derivative Financial Instruments

We are exposed to market risk in the normal course of business operations due to ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  ASC 815, Derivatives and Hedging, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We have not historically entered into derivative financial instruments for trading purposes or for speculation.  For further information regarding our disclosures of an interest rate swap that expired in January 2010, refer to Note 10, Debt of these Consolidated Condensed Financial Statements.

8.              Cash Dividends

The $0.05 cash dividend declared December 1, 2009, was paid March 1, 2010. On March 3, 2010, a cash dividend of $0.05 per share was declared for shareholders of record on May 14, 2010, payable June 1, 2010.  The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

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

On December 1, 2009, the plan was amended to provide for continued vesting (and accelerated vesting upon death) of restricted stock and stock options effective upon a participant becoming retirement eligible.  A participant meets the definition of retirement eligible if the participant attains age 55 and has 15 or more years of continuous service as a full-time employee.  The plan amendments apply retroactively.  As a result of the continued vesting provisions, we incurred additional compensation cost of approximately $4.9 million for the six months ended March 31, 2010.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Compensation expense
Stock options	$1,912	$1,677	$7,588	$3,514
Restricted stock	1,005	361	2,337	724
	$2,917	$2,038	$9,925	$4,238

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.3%	1.7%
Expected stock volatility	49.9%	43.4%
Dividend yield	.5%	.9%
Expected term (in years)	5.8	5.8

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity under the Plan for the three and six months ended March 31, 2010 is presented in the following tables:

	Three Months Ended March 31, 2010
Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2010	5,788	$22.56
Granted	—	—
Exercised	(43)	21.73
Forfeited/Expired	—	—
Outstanding at March 31, 2010	5,745	$22.56	5.7	$89.1
Vested and expected to vest at March 31, 2010	5,677	$22.45	5.6	$88.7

Exercisable at March 31, 2010	4,059	$19.44	4.5	$75.7

	Six Months Ended March 31, 2010
Options	Shares (in thousands)	Weighted- Average Exercise Price

Outstanding at October 1, 2009	5,401	$20.55
Granted	570	38.02
Exercised	(226)	13.42
Forfeited/Expired	—	—
Outstanding at March 31, 2010	5,745	$22.56

The weighted-average fair value of options granted in the first quarter of fiscal 2010 was $17.64.  No options were granted in the second quarter of fiscal 2010.

The total intrinsic value of options exercised during the three and six months ended March 31, 2010 was $1.0 million and $6.5 million, respectively.

As of March 31, 2010, the unrecognized compensation cost related to the stock options was $13.8 million.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s restricted stock awards as of March 31, 2010 and changes during the six months then ended is presented below:

	Six Months Ended March 31, 2010
Restricted Stock Awards	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Unvested at October 1,	177	$30.06
Granted	182	38.02
Vested	(70)	29.36
Forfeited	—	—
Unvested at March 31,	289	$35.23

As of March 31, 2010, there was $6.8 million of total unrecognized compensation cost related to restricted stock granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

10.         Debt

At March 31, 2010 and September 30, 2009, we had the following unsecured long-term debt outstanding (in thousands):

	March 31, 2010	September 30, 2009

Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
Unsecured senior credit facility due December 18, 2011, .58%-.59%	90,000	70,000
	$440,000	$420,000
Less long-term debt due within one year	—	—
Long-term debt	$440,000	$420,000

The terms of the fixed rate debt obligations require that we maintain a minimum ratio of debt to total capitalization.

We have $200 million senior unsecured fixed-rate notes that mature over a period from July 2012 to July 2016.  Interest on the notes will be paid semi-annually based on an annual rate of 6.10 percent.  We will make five equal annual principal repayments of $40 million starting on the third anniversary of the closing date.  Financial covenants require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.  The note purchase agreement also contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.

We have an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility maturing December 2011.  While we have the option to borrow at the prime rate for maturities of less than 30 days, we anticipate that

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (LIBOR).  We pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from .30 percent to ..45 percent over LIBOR depending on the ratios.  At March 31, 2010, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.  At March 31, 2010, we had two letters of credit totaling $21.9 million under the facility and had $90 million borrowed against the facility with $288.1 million available to borrow. The advances bore interest at an average rate of 0.59 percent at March 31, 2010.  On January 19, 2010, we borrowed $75 million that was used to pay the $105 million unsecured line discussed below.  Subsequent to March 31, 2010, we repaid $30 million and currently have $318.1 million available to borrow.

Financial covenants in the facility require we maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The facility contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2010, we were in compliance with all debt covenants.

In January 2010, a $105 million unsecured line of credit that matured was paid in full using operating cash flow and borrowings under the $400 million facility.  At the same time, an interest rate swap with the same maturity and a notional amount of $105 million expired.

11.         Income Taxes

Our effective tax rate for the first six months of fiscal 2010 and 2009 was 36.6 percent and 40.8 percent, respectively.  The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 37.9 percent and 45.6 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on results of operations or financial position.

12.         Contingent Liabilities and Commitments

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $25.0 million are outstanding at March 31, 2010.

A lawsuit has been filed against us by a former customer for whom we performed drilling services with five rigs under term drilling contracts.  The suit alleges, among other things, that we failed to perform drilling operations in accordance with good oilfield practice, breached express performance warranties, and made certain fraudulent representations regarding drilling performance.  As a consequence, Plantiff has prayed for actual and punitive damages.

We have and will continue to vigorously defend this lawsuit, but the outcome remains uncertain.  If we are unsuccessful in this litigation, then the amount of damages awarded could have a material adverse effect on our financial condition and results of operations.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of our reportable segments for the six months ended March 31, 2010, and 2009, is shown in the following tables:

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income (Loss)
March 31, 2010
Contract Drilling:
U.S. Land	$609,508	$—	$609,508	$182,246
Offshore	100,055	—	100,055	28,731
International Land	124,079	—	124,079	(2,320)
	833,642	—	833,642	208,657
Other	5,926	410	6,336	(3,217)
	839,568	410	839,978	205,440
Eliminations	—	(410)	(410)	—
Total	$839,568	$—	$839,568	$205,440

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income (Loss)
March 31, 2009
Contract Drilling:
U.S. Land	$889,718	$—	$889,718	$386,978
Offshore	101,819	—	101,819	30,547
International Land	147,007	—	147,007	7,346
	1,138,544	—	1,138,544	424,871
Other	5,510	441	5,951	(2,352)
	1,144,054	441	1,144,495	422,519
Eliminations	—	(441)	(441)	—
Total	$1,144,054	$—	$1,144,054	$422,519

Summarized financial information of our reportable segments for the three months ended March 31, 2010, and 2009, is shown in the following tables:

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income (Loss)
March 31, 2010
Contract Drilling:
U.S. Land	$324,439	$—	$324,439	$90,723
Offshore	47,765	—	47,765	13,625
International Land	64,681	—	64,681	(10,723)
	436,885	—	436,885	93,625
Other	2,840	205	3,045	(2,423)
	439,725	205	439,930	91,202
Eliminations	—	(205)	(205)	—
Total	$439,725	$—	$439,725	$91,202

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income (Loss)
March 31, 2009
Contract Drilling:
U.S. Land	$414,514	$—	$414,514	$192,930
Offshore	51,331	—	51,331	15,837
International Land	51,829	—	51,829	(15,282)
	517,674	—	517,674	193,485
Other	2,626	218	2,844	(1,491)
	520,300	218	520,518	191,994
Eliminations	—	(218)	(218)	—
Total	$520,300	$—	$520,300	$191,994

The following table reconciles segment operating income per the table above to income before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)

Segment operating income	$91,202	$191,994	$205,440	$422,519
Gain from involuntary conversion of long-lived assets	—	—	—	277
Income from asset sales	1,309	2,055	2,007	2,969
Corporate general and administrative costs and corporate depreciation	(12,967)	(10,711)	(25,517)	(20,007)
Operating income	79,544	183,338	181,930	405,758
Other income (expense):
Interest and dividend income	329	2,150	768	3,936
Interest expense	(4,207)	(2,554)	(8,901)	(6,254)
Other	(432)	(28)	(417)	100
Total other income (expense)	(4,310)	(432)	(8,550)	(2,218)
Income before income taxes and equity in income of affiliate	$75,234	$182,906	$173,380	$403,540

	March 31, 2010	September 30, 2009
	(in thousands)
Total Assets
U.S. Land	$3,010,448	$2,962,062
Offshore	154,368	129,465
International Land	489,565	491,807
Other	30,983	31,585
	3,685,364	3,614,919
Investments and Corporate Operations	520,275	546,105
Total	$4,205,639	$4,161,024

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Operating revenues
United States	$361,094	$458,319	$687,757	$975,671
Venezuela	3,146	—	6,747	42,949
Colombia	13,463	23,596	29,951	43,054
Ecuador	13,444	13,781	25,986	26,773
Argentina	15,380	10,353	26,720	25,794
Other Foreign	33,198	14,251	62,407	29,813
Total	$439,725	$520,300	$839,568	$1,144,054

14.         Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2010 and 2009 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)

Interest Cost	$1,194	$1,217	$2,388	$2,434
Expected return on plan assets	(1,107)	(1,147)	(2,214)	(2,294)
Recognized net actuarial loss	536	—	1,072	—
Net pension expense	$623	$70	$1,246	$140

Employer Contributions

We contributed $1.5 million to the Pension Plan during the six months ended March 31, 2010 to fund distributions.  We estimate contributing at least $3.0 million in fiscal 2010 to meet the minimum contribution required by law and expect to make additional contributions to continue funding distributions.

Foreign Plan

We maintain an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $122,000 and $90,000 for the three months ended March 31, 2010 and 2009, respectively.  Pension expense was approximately $267,000 and $180,000 for the six months ended March 31, 2010 and 2009, respectively.

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

16.         Recently Issued Accounting Standards

ASC 715-20-65, Transition related to SFAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued by the Financial Accounting Standards Board (“FASB”) in December 2008.  The new guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets.  The disclosure requirements are effective for annual financial statements for years ending after December 15, 2009. The disclosure requirements will be adopted for our annual financial statements for the year ended September 30, 2010, on a prospective basis. We do not expect the adoption to have a material impact on the Consolidated Financial Statements.

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.  Effective December 15, 2009, we adopted the disclosure requirements requiring reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  The adoption had no impact on these Consolidated Condensed Financial Statements.  Effective for fiscal years beginning after December 15, 2010, a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments, will be required.  We currently believe the adoption related to Level 3 financial instruments will have no impact on the Consolidated Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance and was adopted by us in the second quarter of fiscal 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

March 31, 2010

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2009 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables (including Venezuelan receivables), inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, deterioration of credit markets, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2009 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

We reported net income of $46.7 million ($0.43 per diluted share) from operating revenues of $439.7 million for the second quarter ended March 31, 2010, compared with net income of $103.7 million ($0.98 per diluted share) from operating revenues of $520.3 million for the second quarter of fiscal year 2009.   Net income for the second quarter of fiscal 2010 includes approximately $0.8 million ($0.01 per diluted share) of after-tax gains from the sale of assets. Net income for the second quarter of fiscal 2009 includes approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by business segment for the three months ended March 31, 2010 and 2009.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$324,439	$414,514
Direct operating expenses	176,424	172,033
General and administrative expense	6,074	4,274
Depreciation	51,218	45,277
Segment operating income	$90,723	$192,930

Revenue days	13,114	12,529
Average rig revenue per day	$23,382	$31,384
Average rig expense per day	$12,095	$12,030
Average rig margin per day	$11,287	$19,354
Rig utilization	70%	72%

U.S. LAND segment operating income decreased to $90.7 million for the second quarter of fiscal 2010 compared to $192.9 million in the same period of fiscal 2009.  Revenues were $324.4 million and $414.5 million in the second quarter of fiscal 2010 and 2009, respectively. Included in U.S. land revenues for the three months ended March 31, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $17.8 million and $21.3 million, respectively. Also included in U.S. land revenues for the second quarter of fiscal 2010 and 2009 is approximately $10.4 million and $81.5 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs® (hereinafter “FlexRig”).

The average revenue per day for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 decreased $8,002 of which $5,712 is from a decrease in early termination related revenue in the comparable quarters.  The remaining decrease of $2,290 is a result of lower average dayrates in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

U.S. land rig utilization decreased to 70 percent for the second quarter of fiscal 2010 compared to 72 percent for the second quarter of fiscal 2009.  U.S. land rig activity days for the second quarter of fiscal 2010 were 13,114 compared with 12,529 for the same period of fiscal 2009, with an average of 145.7 and 139.2 rigs working during the second quarter of fiscal 2010 and 2009, respectively.  The increase in rig days and average rigs working is attributable to the U.S. Land experiencing some recovery in the second quarter of fiscal 2010 compared to rigs becoming idle in the second quarter of fiscal 2009.

During fiscal 2009, the economic recession, including the decrease in oil and gas prices and deterioration in the credit markets, had an effect on customer spending.  As a result, the industry’s active land drilling rig count in the U.S. land market declined by over fifty percent from the fall of 2008 to the summer of 2009.  Since June 2009, the industry’s U.S. land rig count has been experiencing a steady recovery, but the rig count still remains about 30 percent below the peak level reported during the fall of 2008.  At March 31, 2010, 154 out of 212 existing rigs in the U.S. Land segment were generating revenue.  Of the 154 rigs generating revenue, 104 were under fixed term contracts, and 50 were working in the spot market.  At April 29, 2010, the number of existing rigs under fixed term contracts in the segment increased to 109, and the number of rigs working in the spot market increased to 51.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$47,765	$51,331
Direct operating expenses	29,696	31,403
General and administrative expense	1,478	1,064
Depreciation	2,966	3,027
Segment operating income	13,625	$15,837

Revenue days	660	796
Average rig revenue per day	$48,225	$48,562
Average rig expense per day	$25,202	$26,232
Average rig margin per day	$23,023	$22,330
Rig utilization	81%	98%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $5.9 million and $6.8 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, we had seven of our nine platform rigs working.  We are currently bidding one of the idle rigs and, if successful, we expect the rig would begin working in the fourth quarter of fiscal 2010. The contract for a rig currently working offshore Trinidad is expected to expire by the end of the third fiscal quarter.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$64,681	$51,829
Direct operating expenses	65,030	59,787
General and administrative expense	1,017	784
Depreciation	9,357	6,540
Segment operating loss	$(10,723)	$(15,282)

Revenue days	1,766	2,050
Average rig revenue per day	$35,065	$23,397
Average rig expense per day	$24,027	$27,483
Average rig margin per day	$11,038	$(4,086)
Rig utilization	52%	81%

INTERNATIONAL LAND segment operating loss for the second quarter of fiscal 2010 was $10.7 million, compared to operating loss of $15.3 million in the same period of fiscal 2009.  Rig utilization for international land operations was 52 percent for the second quarter of fiscal 2010, compared with 81 percent for the second quarter of fiscal 2009.  During the current quarter, an average of 19.6 rigs worked compared to an average of 22.8 rigs in the second quarter of fiscal 2009.

The ability to collect accounts receivable in U.S. dollars from PDVSA deteriorated to the point that during the second quarter of fiscal 2009, we decided to discontinue work as contracts expired.  The decrease in revenue days and rig utilization is primarily the result of all eleven rigs in Venezuela being idle by the end of the first quarter of fiscal 2010 compared to the second quarter of fiscal 2009 when an average of 9.7 rigs worked during the quarter.  Additionally, rigs in two other countries that were working in the second quarter of fiscal 2009 became idle during fiscal 2009 due to capital reductions by operators and they remained idle through the second quarter of fiscal 2010.  Seven rigs were transferred to the International Land segment in late fiscal 2009 under contract. Six of the rigs were active at the end of March 31, 2010 and one began working subsequent to March 31, 2010.   These rigs along with three FlexRigs that began working subsequent to the second quarter of fiscal 2009 offset part of the decline in rig activity.

Revenues in the second quarter of fiscal 2010 increased by $12.9 million compared to the second quarter of fiscal 2009 with Venezuela impacting the increase by $3.1 million as we continue to record revenue in Venezuela as cash is collected (see Note 3 of the Consolidated Condensed Financial Statements).  Excluding Venezuela in the comparable quarters, revenue increased $9.8 million, primarily the result of additional rigs working in the segment during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Included in international land revenues for the three months ended March 31, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $2.8 million and $3.9 million, respectively.

Depreciation expense increased due to rigs transferring to the International Land segment in late fiscal 2009 and the addition of new FlexRigs during fiscal 2009.

On January 8, 2010, the Venezuelan government devalued its local currency.  As a result, included in direct operating expense is an exchange loss of approximately $19.7 million in the second quarter of fiscal 2010.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2010 and 2009, we incurred $3.3 million and $2.2 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.  We anticipate research and development expenses of up to approximately $2.5 million in each quarter during fiscal 2010.

OTHER

General and administrative expenses increased to $20.8 million in the second quarter of fiscal 2010 from $16.4 million in the second quarter of fiscal 2009.  The $4.4 million increase is primarily due to employee bonus accruals of $2.7 million, additional stock-based compensation expense of $0.9 million and additional pension expense in fiscal 2010 of $0.5 million.

Equity in income of affiliate, net of income tax, was $4.2 million in the second quarter of fiscal 2009.  Effective April 1, 2009, we determined we no longer exercised significant influence and discontinued accounting for the investee using the equity method.

Income tax expense decreased to $28.5 million in the second quarter of fiscal 2010 from $83.4 million in the second quarter of fiscal 2009, with the effective tax rate decreasing to 37.9 percent from 45.6 percent for the two comparable quarters.

Interest expense was $4.2 million and $2.6 million in the second quarter of fiscal 2010 and 2009, respectively. Capitalized interest, all attributable to our rig construction, was $1.8 million and $1.7 million for the comparable quarters.  Interest expense before capitalized interest increased $1.7 million during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to additional borrowings under a fixed-rate credit facility obtained in July 2009.

Six Months Ended March 31, 2010 vs. Six Months Ended March 31, 2009

We reported net income of $110.0 million ($1.02 per diluted share) from operating revenues of $839.6 million for the six months ended March 31, 2010, compared with net income of $249.0 million ($2.34 per diluted share) from operating revenues of $1,144.1 million for the first six months of fiscal year 2009.  Included in net income are after-tax gains from the sale of assets of approximately $1.3 million ($0.01 per diluted share) for the six months ended March 31, 2010, compared to approximately $1.7 million ($0.02 per diluted share) for the six months ended March 31, 2009.  Also included in net income for fiscal 2009 is approximately $0.2 million of after-tax gains from involuntary conversion of long-lived assets.

The following tables summarize operations by business segment for the six months ended March 31, 2010 and 2009.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$609,508	$889,718
Direct operating expenses	314,779	405,339
General and administrative expense	12,735	8,701
Depreciation	99,748	88,700
Segment operating income	$182,246	$386,978

Revenue days	24,374	28,851
Average rig revenue per day	$23,719	$28,941
Average rig expense per day	$11,627	$12,152
Average rig margin per day	$12,092	$16,789
Rig utilization	66%	83%

U.S. LAND segment operating income in the first six months of fiscal 2010 decreased to $182.2 million from $387.0 million in the first six months of fiscal 2009.  Revenues were $609.5 million in the first six months of fiscal 2010, compared with $889.7 million in the same period of fiscal 2009. Included in U.S. land revenues for the six months ended March 31, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $31.4 million and $54.7 million, respectively. Also included in U.S. land revenues for fiscal 2010 and 2009 is approximately $26.1 million and $100.0 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs.

The average revenue per day for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 decreased $5,222 of which $3,037 is from a decrease in early termination related revenue in the comparable quarters.  The remaining decrease of $2,185 is a result of lower average dayrates in the first six months of fiscal 2010 compared to the same period of fiscal 2009.

U.S. land rig utilization decreased to 66 percent for the six months ended March 31, 2010 compared to 83 percent for the same period of fiscal 2009.  U.S. land rig activity days for the first six months of fiscal 2010 were 24,374 compared with 28,851 for the same period of fiscal 2009, with an average of 133.9 and 158.5 rigs working during the first six months of fiscal 2010 and 2009, respectively.  The decrease in rig days and average rigs working is attributable to early terminations and other stacked rigs that occurred during fiscal 2009.

During fiscal 2009, the economic recession, including the decrease in oil and gas prices and deterioration in the credit markets, had an effect on customer spending.  As a result, the industry’s active land drilling rig count in the U.S. land market declined by over fifty percent from the fall of 2008 to the summer of 2009.  Since June 2009, the industry’s U.S. land rig count has been experiencing a steady recovery, but the rig count still remains about 30 percent below the peak level reported during the fall of 2008.  At March 31, 2010, 154 out of 212 existing rigs in the U.S. Land segment were generating revenue.  Of the 154 rigs generating revenue, 104 were under fixed term contracts, and 50 were working in the spot market.  At April 29, 2010, the number of existing rigs under fixed term contracts in the segment increased to 109, and the number of rigs working in the spot market increased to 51.

	Six Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$100,055	$101,819
Direct operating expenses	62,272	63,165
General and administrative expense	3,108	2,116
Depreciation	5,944	5,991
Segment operating income	$28,731	$30,547

Revenue days	1,360	1,531
Average rig revenue per day	$50,662	$50,720
Average rig expense per day	$26,654	$27,786
Average rig margin per day	$24,008	$22,934
Rig utilization	83%	94%

OFFSHORE revenues include reimbursements for “out-of-pocket” expenses of $12.6 million and $12.2 million for the six months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, we had seven of our nine platform rigs working.

	Six Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$124,079	$147,007
Direct operating expenses	106,327	125,435
General and administrative expense	1,713	1,480
Depreciation	18,359	12,746
Segment operating income (loss)	$(2,320)	$7,346

Revenue days	3,455	4,433
Average rig revenue per day	$34,404	$30,568
Average rig expense per day	$23,592	$25,782
Average rig margin per day	$10,812	$4,786
Rig utilization	48%	89%

INTERNATIONAL LAND segment operating loss for the first six months of fiscal 2010 was $2.3 million, compared to operating income of $7.3 million in the same period of fiscal 2009.  Rig utilization for international land operations was 48 percent for the first six months of fiscal 2010, compared with 89 percent for the first six months of fiscal 2009.  During the first six months of fiscal 2010, an average of 19.1 rigs worked compared to an average of 24.5 rigs in the first six months of fiscal 2009.

The ability to collect accounts receivable in U.S. dollars from PDVSA deteriorated to the point that during the second quarter of fiscal 2009, we decided to discontinue work as contracts expired.  The decrease in revenue days and rig utilization is primarily the result of all eleven rigs in Venezuela being idle by the end of the first quarter of fiscal 2010 compared to all eleven working during the first quarter of fiscal 2009 and seven working at the end of the second quarter of fiscal 2009.  Additionally, rigs in two other countries that were working in the second quarter of fiscal 2009 became idle during fiscal 2009 due to capital reductions by operators and they remained idle through the second quarter of fiscal 2010.  Twelve rigs were transferred to the International Land segment in late fiscal 2009 with seven under contract and five used for bidding prospective work.  The seven under contract had all begun operations as of the end of the first quarter of fiscal 2010.  Those seven along with four FlexRigs that began working subsequent to the first quarter of fiscal 2009 offset part of the decline in rig activity.  The five held for bidding at September 30, 2009 were transferred back to the U.S. Land segment during the first quarter of fiscal 2010 and are currently working in the U.S. Land segment.

Revenues in the first six months of fiscal 2010 decreased $22.9 million compared to the first six months of fiscal 2009 with Venezuela contributing $36.2 million to the decrease as we continue to record revenue in Venezuela as cash is collected (see Note 3 of the Consolidated Condensed Financial Statements).  Excluding Venezuela in the comparable periods, revenue increased $13.3 million, primarily the result of additional rigs working in the segment during the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  Included in international land revenues for the six months ended March 31, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $5.2 million and $11.5 million, respectively.

Depreciation expense increased due to rigs transferring to the International Land segment in late fiscal 2009 and the addition of new FlexRigs during fiscal 2009.

On January 8, 2010, the Venezuelan government devalued its local currency.  As a result, included in direct operating expense is an exchange loss of approximately $19.7 million in the second quarter of fiscal 2010.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2010 and 2009, we incurred $5.2 million and $3.9 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.  We anticipate research and development expenses of up to approximately $2.5 million in each quarter during fiscal 2010.

OTHER

General and administrative expenses increased to $41.7 million in the first six months of fiscal 2010 from $31.6 million in the first six months of fiscal 2009.  The $10.1 million increase is due to an increase in stock-based compensation of $5.7 million.  The increase in stock-based compensation is comprised of additional expense of $4.9 million resulting from a change in our Long-Term Incentive Plan which permitted continuing equity vesting after retirement, and $0.8 million expense resulting from options granted in fiscal 2010 having a higher grant price and value than options amortizing at March 31, 2009.  Also contributing to increased general and administrative expenses in fiscal 2010 was additional pension expense of $1.1 million and an increase in employee bonus accruals of $2.8 million.

Equity in income of affiliate, net of income tax, was $4.2 million in first six months of fiscal 2009.  Effective April 1, 2009, we determined we no longer exercised significant influence and discontinued accounting for the investee using the equity method.

Income tax expense decreased to $63.4 million in the first six months of fiscal 2010 from $164.6 million in the first six months of fiscal 2009, with the effective tax rate decreasing to 36.6 percent from 40.8 percent for the two comparable periods.

Interest expense was $8.9 million and $6.3 million for the six months ended March 31, 2010 and 2009, respectively.  Capitalized interest, all attributable to our rig construction, was $3.5 and $3.3 million for the comparable periods.  Interest expense before capitalized interest increased $2.8 million during the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to additional borrowings under a fixed-rate credit facility obtained in July 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $125.7 million at March 31, 2010 from $141.5 million at September 30, 2009. The following table provides a summary of cash flows for the six-month period ended March 31, (in thousands):

Net Cash provided (used) by:

	2010	2009
Operating activities	$205,932	$490,488
Investing activities	(126,287)	(533,790)
Financing activities	(95,419)	48,167
Increase (decrease) in cash and cash equivalents	$(15,774)	$4,865

Operating activities

Cash flows from operating activities were approximately $205.9 million for the six months ended March 31, 2010 compared to approximately $490.5 million for the same period ended March 31, 2009. The decrease in cash provided from operating activities is primarily due to decreases in net income and changes during the comparable six month periods in accounts receivable and accounts payable.  Accounts receivable increased in the six months ended March 31, 2010 as drilling activity improved compared to a decrease in the six months ended March 31, 2009 as we began to see a decline in activity.  The change in accounts payable is due to the fluctuation in drilling activity.

Investing activities

Capital expenditures decreased $383.1 million primarily attributable to the decreased building of new FlexRigs.

Financing activities

During the six months ended March 31, 2010, we reduced our outstanding debt by $85.0 million compared to net additional borrowings of $58.3 million during the six months ended March 31, 2009.  During the six months ended March 31, 2010, we reduced our bank overdraft position $2.0 million.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and credit facilities continue to be our significant sources of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2010.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $440 million at March 31, 2010. For additional information regarding debt agreements, refer to Note 10 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2010 and September 30, 2009 was $2,427 million and $2,528 million, respectively.  Approximately 78.9 percent of the March 31, 2010 backlog is not reasonably expected to be filled in fiscal 2010. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 25, 2009, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of March 31, 2010 and September 30, 2009, and the percentage of the March 31, 2010 backlog not reasonably expected to be filled in fiscal 2010:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	03/31/2010	09/30/2009	Expected to be Filled in Fiscal 2010
	(in millions)

U.S. Land	$1,979	$2,016	77.9%
Offshore	155	169	87.1%
International Land	293	343	80.9%
	$2,427	$2,528

Capital Resources

In March 2010, we announced we had increased our capital expenditures estimate for fiscal 2010 by $65 million to $330 million.  At the same time, we announced we had secured three multi-year term contracts to build and operate three new FlexRigs.  Given improving market conditions and an increase in U.S. Land rig activity, the capital expenditure increase also provides adequate levels of FlexRig spare component availability and the flexibility to control and adapt our manufacturing effort to potentially build and complete an additional five FlexRigs at a rate of approximately one per month into the first quarter of 2011.  The increase in the capital expenditures estimate also allows us to execute selected special projects and increased maintenance levels. During the six months ended March 31, 2010, we completed six FlexRigs that are under fixed term contracts, with two of those beginning work during the quarter and four completed and ready for delivery.  One additional new FlexRig under fixed term contract was completed by the end of April 2010. The three recently announced FlexRigs are expected to be completed by the end of fiscal 2010.  Like those completed in prior fiscal periods, each of these new FlexRigs are committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Capital expenditures were $142.7 million and $525.9 million for the first six months of fiscal 2010 and 2009, respectively.  Capital expenditures decreased from 2009 primarily due to the reduction in the number of new rigs completed during the comparable quarters and a reduction in the number of rigs to be completed as of March 31, 2010 compared to March 31, 2009.

There were no other significant changes in our financial position since September 30, 2009.

MATERIAL COMMITMENTS

Material commitments as reported in our 2009 Annual Report on Form 10-K have not changed significantly at March 31, 2010.

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

On January 21, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.  Effective December 15, 2009, we adopted the disclosure requirements requiring reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  The adoption had no impact on these Consolidated Condensed Financial Statements.  Effective for fiscal years beginning after December 15, 2010, a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments, will be required.  We currently believe the adoption related to Level 3 financial instruments will have no impact on the Consolidated Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance and was adopted by us in the second quarter of fiscal 2010.

PART I.  FINANCIAL INFORMATION

March 31, 2010

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2010, approximately 14 percent of our consolidated operating revenues were generated from the international contract drilling business. During the six months ended March 31, 2010, approximately 71 percent of the international operating revenues were from operations in South America and approximately 67 percent of South American operating revenues were from Ecuador and Colombia.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2010, filed on May 5, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 5, 2010	By:	/S/HANS C. HELMERICH
Hans C. Helmerich, President

Date:	May 5, 2010	By:	/S/JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2010, filed on May 5, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.