Form 10-Q
period 2010-06-30
HELMERICH & PAYNE INC
filed 2010-08-05
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2010
Common Stock, $0.10 par value	105,813,661

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$77,717	$96,142
Short-term investments	—	12,500
Accounts receivable, less reserve of $629 at June 30, 2010 and $659 at September 30, 2009	335,000	233,949
Inventories	43,505	39,544
Deferred income taxes	17,480	6,373
Assets held for sale	—	1,023
Prepaid expenses and other	66,041	52,495
Current assets of discontinued operations	9,507	80,906
Total current assets	549,250	522,932

Investments	274,620	356,404
Property, plant and equipment, net	3,235,863	3,194,273
Non-current assets of discontinued operations	—	71,634
Other assets	13,921	15,781

Total assets	$4,073,654	$4,161,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,137	$68,173
Accrued liabilities	149,153	111,750
Short-term debt	—	105,000
Current liabilities of discontinued operations	7,688	16,983
Total current liabilities	210,978	301,906

Noncurrent liabilities:
Long-term debt	390,000	420,000
Deferred income taxes	692,103	672,358
Other	73,227	73,546
Non-current liabilities of discontinued operations	1,819	10,205
Total noncurrent liabilities	1,157,149	1,176,109

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized,107,057,904 shares issued as of June 30, 2010 and September 30, 2009 and 105,811,476 and 105,486,218 shares outstanding as of June 30, 2010 and September 30, 2009, respectively	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	188,786	176,039
Retained earnings	2,471,238	2,414,942
Accumulated other comprehensive income	62,130	112,451
Treasury stock, at cost	(27,333)	(31,129)
Total shareholders’ equity	2,705,527	2,683,009

Total liabilities and shareholders’ equity	$4,073,654	$4,161,024

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues:
Drilling — U.S. Land	$366,989	$282,358	$976,497	$1,172,076
Drilling — Offshore	53,131	55,605	153,186	157,424
Drilling — International Land	60,045	43,882	177,377	147,940
Other	3,219	2,514	9,145	8,024
	483,384	384,359	1,316,205	1,485,464

Operating costs and other:
Operating costs, excluding depreciation	285,583	204,523	742,761	754,098
Depreciation	65,208	58,737	189,418	166,082
General and administrative	20,114	14,172	61,296	45,481
Research and development	3,254	2,777	8,411	6,630
Gain from involuntary conversion of long-lived assets	—	(264)	—	(541)
Income from asset sales	(2,249)	(1,741)	(4,245)	(4,706)
	371,910	278,204	997,641	967,044

Operating income from continuing operations	111,474	106,155	318,564	518,420

Other income (expense):
Interest and dividend income	940	199	1,536	2,362
Interest expense	(3,961)	(2,893)	(12,693)	(9,147)
Other	215	(49)	253	51
	(2,806)	(2,743)	(10,904)	(6,734)

Income from continuing operations before income taxes and equity in income of affiliate	108,668	103,412	307,660	511,686
Income tax provision	43,785	35,391	104,870	196,227
Equity in income of affiliate net of income taxes	—	—	—	10,111
Income from continuing operations	64,883	68,021	202,790	325,570

Loss from discontinued operations before income taxes	(101,548)	(13,717)	(127,160)	(18,451)
Income tax provision	50	1,260	2,363	5,062

Loss from discontinued operations	(101,598)	(14,977)	(129,523)	(23,513)

NET INCOME (LOSS)	$(36,715)	$53,044	$73,267	$302,057

Basic earnings per common share:
Income from continuing operations	$0.61	$0.64	$1.92	$3.08
Loss from discontinued operations	$(0.96)	$(0.14)	$(1.23)	$(0.22)
Net income (loss)	$(0.35)	$0.50	$0.69	$2.86

Diluted earnings per common share:
Income from continuing operations	$0.61	$0.64	$1.89	$3.05
Loss from discontinued operations	$(0.95)	$(0.14)	$(1.21)	$(0.22)
Net income (loss)	$(0.34)	$0.50	$0.68	$2.83

Weighted average shares outstanding:
Basic	105,743	105,425	105,676	105,330
Diluted	107,444	106,695	107,400	106,381

Dividends declared per common share	$0.060	$0.050	$0.160	$0.150

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$73,267	$302,057
Adjustment for loss from discontinued operations	129,523	23,513
Income from continuing operations	202,790	325,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	189,418	166,082
Provision for bad debt	4	580
Equity in income of affiliate before income taxes	—	(16,308)
Stock-based compensation	12,874	6,292
Other	79	394
Gain from involuntary conversion of long-lived assets	—	(541)
Income from asset sales	(4,245)	(4,706)
Deferred income tax expense	36,714	153,997
Change in assets and liabilities-
Accounts receivable	(101,055)	144,804
Inventories	(3,961)	(11,882)
Prepaid expenses and other	(11,739)	(11,675)
Accounts payable	(6,785)	(14,948)
Accrued liabilities	20,025	(8,311)
Deferred income taxes	(527)	8,245
Other noncurrent liabilities	952	(3,540)
Net cash provided by operating activities from continuing operations	334,544	734,053
Net cash provided by (used in) operating activities from discontinued operations	(1,507)	402
Net cash provided by operating activities	333,037	734,455

INVESTING ACTIVITIES:
Capital expenditures	(220,200)	(734,506)
Insurance proceeds from involuntary conversion	—	541
Proceeds from sale of short-term investments	12,516	—
Proceeds from asset sales	6,297	6,658
Purchase of short-term investments	(16)	(12,500)
Other	—	(16)
Net cash used in investing activities from continuing operations	(201,403)	(739,823)
Net cash used in investing activities from discontinued operations	(55)	(3,857)
Net cash used in investing activities	(201,458)	(743,680)

FINANCING ACTIVITIES:
Decrease in notes payable	—	(1,733)
Proceeds from line of credit	835,000	3,185,000
Payments on line of credit	(970,000)	(3,125,000)
Increase (decrease) in bank overdraft	(2,038)	8,992
Dividends paid	(15,891)	(15,829)
Exercise of stock options	(391)	710
Excess tax benefit from stock-based compensation	3,316	1,189
Net cash provided by (used in) financing activities	(150,004)	53,329

Net increase (decrease) in cash and cash equivalents	(18,425)	44,104
Cash and cash equivalents, beginning of period	96,142	77,549
Cash and cash equivalents, end of period	$77,717	$121,653

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2010

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2009	107,058	$10,706	$176,039	$2,414,942	$112,451	1,572	$(31,129)	$2,683,009

Comprehensive Income:
Net income				73,267				73,267
Other comprehensive income:
Change in value on available-for-sale securities					(51,326)			(51,326)

Amortization of net periodic benefit costs-net of actuarial gain					1,005			1,005
Total comprehensive income								22,946

Cash dividends ($.16 per share)				(16,971)				(16,971)
Exercise of stock options			(2,742)			(256)	2,351	(391)
Tax benefit of stock-based awards, including excess tax benefits of $3.3 million			4,060					4,060
Treasury stock issued for vested restricted stock			(1,445)			(70)	1,445	—
Stock-based compensation			12,874					12,874

Balance, June 30, 2010	107,058	$10,706	$188,786	$2,471,238	$62,130	1,246	$(27,333)	$2,705,527

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2009 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

We classified the Venezuelan operation, an operating segment within the International Land Segment, as a discontinued operation in the third quarter of fiscal 2010, as more fully described in Note 2. Accordingly, the assets and liabilities of this business, along with its results of operations, have been reclassified for all periods presented. Unless indicated otherwise, the information in the Notes to the Consolidated Condensed Financial Statements relates only to our continuing operations.

The adoption of the guidance contained in Accounting Standards Codification (“ASC”) 260-10-45, Earnings per Share, discussed below in Note 2 changed the calculation of basic earnings per share requiring restricted stock grants that have previously been included in our diluted weighted-average shares to be included in basic weighted-average shares. Earnings per share for the three and nine months ended June 30, 2009 has been recalculated to conform to the current year presentation.

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

2.               Discontinued Operations

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of eleven rigs owned by our Venezuelan subsidiary. The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations. The seizing of our assets became effective June 30, 2010 and meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, as of June 30, 2010, operations from the Venezuelan subsidiary, an operating segment within the International Land Segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements. All historical statements have been reclassified to conform to this presentation.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Our revenue in Venezuela was from providing drilling services to Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company. We determined, as of the beginning of the second quarter of fiscal 2009 and forward, that the revenue recognition criteria in Venezuela was no longer met as collectability of revenue was not reasonably assured, primarily due to the uncertainty of the timing of collectability. However, up until the time of the seizing of our assets, we continued to receive payments from PDVSA and were in discussions with PDVSA officials regarding payments and the possibility of contract negotiations to put our rigs back to work.

As a result of the seizing of our assets in the third quarter of fiscal 2010, we have derecognized our Venezuela property and equipment, $65.0 million, and warehouse inventory, $5.1 million, resulting in a loss of approximately $70.1 million. Accounts receivable, payables and other deferred charges and credits, netting to approximately $10.7 million, were also written off because the related future cash inflows and outflows associated with them are no longer expected to occur. At June 30, 2010, we had approximately $31.3 million (U.S. currency equivalent) cash balances in Venezuela. We have, since July 22, 2008, had an outstanding application with the Venezuelan government requesting approval to convert bolivar fuerte (Bsf) cash balances to U.S. dollars. If approval is ever received, our Venezuelan subsidiary would remit approximately $14.2 million as a dividend to its U.S. based parent. Because of the seizure of our assets by the Venezuelan government and our inability to obtain approval of the dividend, we also impaired approximately $21.8 million cash as of June 30, 2010. The remaining cash was classified as restricted cash, a current asset from discontinued operations, to meet remaining current obligations.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$6,787	$3,408	$13,534	$46,357
Loss before income taxes	(101,548)	(13,717)	(127,160)	(18,451)
Income tax expense	(50)	(1,260)	(2,363)	(5,062)
Loss from discontinued operations	$(101,598)	$(14,977)	$(129,523)	$(23,513)

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Significant categories of assets and liabilities from discontinued operations are as follows:

	June 30,	September 30,
	2010	2009
Cash and cash equivalents	$—	$45,344
Accounts receivable	—	12,841
Other current assets	9,507	22,721
Total current assets	9,507	80,906
Property, plant and equipment, net	—	71,634
Total assets	$9,507	$152,540

Total current liabilities	$7,688	$16,983
Total noncurrent liabilities	1,819	10,205
Total liabilities	$9,507	$27,188

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

On January 8, 2010, the Venezuelan government devalued its currency. The official exchange rate was devalued from 2.15 Bsf to each U.S. dollar to 4.30 Bsf. As a result of the devaluation, we recorded an exchange loss of approximately $19.7 million during the second quarter of fiscal 2010. The devaluation is included in discontinued operations.

Effective January 1, 2010, Venezuela was designated hyper-inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period.  All of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.  As such, the designation of Venezuela as hyper-inflationary had no impact on our Consolidated Financial Statements.

3.               Earnings per Share

Effective October 1, 2009, we adopted the guidance contained in ASC 260-10-45, Earnings per Share. ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260-10-45. ASC 260-10-45 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant restricted stock grants to employees and non-employee directors that contain non-forfeitable rights to dividend. Such grants are considered participating securities under ASC 260-10-45. As such, we are required to include these grants in the calculation of our basic earnings per share and will need to calculate basic earnings per share using the two-class method. Restricted stock grants have previously been included in our dilutive earnings per share calculation using the treasury stock method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  Since the adoption of ASC 260-10-45 is to be applied retrospectively, the earnings per share have been recalculated for prior periods to conform to the current year presentation. As a result, the number of shares used to compute earnings per share changed. For the nine months ended June 30, 2009, basic and diluted earnings per share decreased $0.01 due to the adoption.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$64,883	$68,021	$202,790	$325,570
Loss from discontinued operations	(101,598)	(14,977)	(129,523)	(23,513)
Net income (loss)	(36,715)	53,044	73,267	302,057
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	99	(89)	(188)	(492)
Numerator for basic earnings per share:
From continuing operations	64,982	67,932	202,602	325,078
From discontinued operations	(101,598)	(14,977)	(129,523)	(23,513)
	(36,616)	52,955	73,079	301,565
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	(2)	1	2	4
Numerator for diluted earnings per share:
From continuing operations	64,980	67,933	202,604	325,082
From discontinued operations	(101,598)	(14,977)	(129,523)	(23,513)
	$(36,618)	$52,956	$73,081	$301,569
Denominator:
Denominator for basic earnings per share - weighted-average shares	105,743	105,425	105,676	105,330
Effect of dilutive shares from stock options and restricted stock	1,701	1,270	1,724	1,051
Denominator for diluted earnings per share - adjusted weighted-average shares	107,444	106,695	107,400	106,381
Basic earnings per common shares:
Income from continuing operations	$0.61	$0.64	$1.92	$3.08
Loss from discontinued operations	(0.96)	(0.14)	(1.23)	(0.22)
Net income (loss)	$(0.35)	$0.50	$0.69	$2.86
Diluted earnings per common shares:
Income from continuing operations	$0.61	$0.64	$1.89	$3.05
Loss from discontinued operations	(0.95)	(0.14)	(1.21)	(0.22)
Net income (loss)	$(0.34)	$0.50	$0.68	$2.83

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per shares because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Shares excluded from calculation of diluted earnings per share	554	718	568	1,215
Weighted-average price per share	$38.015	$35.105	$38.015	$33.110

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

5.               Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities is primarily based on market quotes. The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities 06/30/10	$129,183	$128,518	$—	$257,701
Equity securities 09/30/09	$129,183	$210,640	$—	$339,823

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair market below original cost is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established. We review several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold. We had no sales of marketable equity available-for-sale securities during the first nine months of fiscal 2010 and 2009.

Investments in limited partnerships carried at cost were approximately $12.4 million at June 30, 2010 and September 30, 2009. The estimated fair value of the limited partnerships was $19.8 million and $19.7 million at June 30, 2010 and September 30, 2009, respectively. The estimated fair value exceeded the cost of investments at June 30, 2010 and September 30, 2009 and, as such, the investments were not impaired.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $4.5 million at June 30, 2010 and $4.2 million at September 30, 2009, respectively.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the second quarter of fiscal 2010, a $12.5 million bank certificate of deposit with an original maturity greater than three months matured. Interest earned is included in interest and dividend income on the Consolidated Condensed Statements of Operations.

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

At June 30, 2010, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets. Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations. For these items, quoted current market prices are readily available.

At June 30, 2010, financial instruments utilizing level 2 inputs include bank certificates of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of June 30, 2010:

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$77,717	$77,717	$—	$—
Equity securities	257,701	257,701	—	—
Other current assets	20,986	20,736	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$358,404	$358,154	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2010 and September 30, 2009:

	June 30,	September 30,
	2010	2009
	(in thousands)

Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$371.9	$380.9

The fair value for fixed-rate debt was estimated using discounted cash flows and interest rates currently being offered on credits with similar maturities and credit profiles. The outstanding line of credit and short-term debt bear interest at market rates and the cost of borrowings, if any, would approximate fair value. The debt was valued using a level 2 input.

6.               Comprehensive Income

Comprehensive income (loss), net of related income taxes, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income (loss)	$(36,715)	$53,044	$73,267	$302,057
Other comprehensive income (loss):
Unrealized depreciation on securities	(80,736)	90,833	(82,121)	54,581
Income taxes	30,276	(34,516)	30,795	(20,741)
	(50,460)	56,317	(51,326)	33,840

Minimum pension liability adjustments	536	—	1,608	—
Income taxes	(201)	—	(603)	—
	335	—	1,005	—

Total comprehensive income (loss)	$(86,840)	$109,361	$22,946	$335,897

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	June 30,	September 30,
	2010	2009
Unrealized appreciation on securities	$79,271	$130,597
Unrecognized actuarial loss and prior service cost	(17,141)	(18,146)
Accumulated other comprehensive income	$62,130	$112,451

7.               Derivative Financial Instruments

We are exposed to market risk in the normal course of business operations due to ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. ASC 815, Derivatives and Hedging, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have not historically entered into derivative financial instruments for trading purposes or for speculation. For further information regarding our disclosures of an interest rate swap that expired in January 2010, refer to Note 10, Debt, of these Consolidated Condensed Financial Statements.

8.               Cash Dividends

The $0.05 cash dividend declared March 3, 2010, was paid June 1, 2010. On June 2, 2010, a cash dividend of $0.06 per share was declared for shareholders of record on August 13, 2010, payable September 1, 2010. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

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

On December 1, 2009, the plan was amended to provide for continued vesting (and accelerated vesting upon death) of restricted stock and stock options effective upon a participant becoming retirement eligible. A participant meets the definition of retirement eligible if the participant attains age 55 and has 15 or more years of continuous service as a full-time employee. The plan amendments apply retroactively. As a result of the continued vesting provisions, we incurred additional compensation cost of approximately $4.7 million for the nine months ended June 30, 2010.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Compensation expense
Stock options	$1,933	$1,691	$9,521	$5,205
Restricted stock	1,016	363	3,353	1,087
	$2,949	$2,054	$12,874	$6,292

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2010 and 2009:

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

A summary of stock option activity under the Plan for the three and nine months ended June 30, 2010 is presented in the following tables:

	Three Months Ended June 30, 2010
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Term	(in millions)

Outstanding at April 1, 2010	5,745	$22.56
Granted	—	—
Exercised	(163)	13.40
Forfeited/Expired	(2)	38.02
Outstanding at June 30, 2010	5,580	$22.83	5.6	$76.4
Vested and expected to vest at June 30, 2010	5,503	$22.74	5.5	$75.8

Exercisable at June 30, 2010	3,896	$19.69	4.4	$65.6

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	June 30, 2010
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2009	5,401	$20.55
Granted	570	38.02
Exercised	(389)	13.41
Forfeited/Expired	(2)	38.02
Outstanding at June 30, 2010	5,580	$22.83

The weighted-average fair value of options granted in the first quarter of fiscal 2010 was $17.64.  No options were granted in the second and third quarters of fiscal 2010.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2010 was $4.7 million and $11.2 million, respectively.

As of June 30, 2010, the unrecognized compensation cost related to the stock options was $11.9 million.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock grants consist of our common stock and are time vested over three to five years.  Compensation expense is recognized on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing trading price of our shares on the grant date.

A summary of the status of the Company’s restricted stock awards as of June 30, 2010 and changes during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2010
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1,	177	$30.06
Granted	182	38.02
Vested	(70)	29.36
Forfeited	—	—
Unvested at June 30,	289	$35.23

As of June 30, 2010, there was $5.8 million of total unrecognized compensation cost related to restricted stock granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.         Debt

At June 30, 2010 and September 30, 2009, we had the following unsecured long-term debt outstanding (in thousands):

	June 30,	September 30,
	2010	2009

Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
Unsecured senior credit facility due December 18, 2011, .70%-.71%	40,000	70,000
	$390,000	$420,000
Less long-term debt due within one year	—	—
Long-term debt	$390,000	$420,000

The terms of the fixed rate debt obligations require that we maintain a minimum ratio of debt to total capitalization.

We have $200 million senior unsecured fixed-rate notes that mature over a period from July 2012 to July 2016.  Interest on the notes will be paid semi-annually based on an annual rate of 6.10 percent.  We will make five equal annual principal repayments of $40 million starting on July 21, 2012.  Financial covenants require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.  The note purchase agreement also contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.

We have an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility maturing December 2011.  While we have the option to borrow at the prime rate for maturities of less than 30 days, we anticipate that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (LIBOR).  We pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At June 30, 2010, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.  At June 30, 2010, we had two letters of credit totaling $21.9 million under the facility and had $40 million borrowed against the facility with $338.1 million available to borrow. The advances bore interest at an average rate of .70 percent at June 30, 2010.  Subsequent to June 30, 2010, we reduced the debt by a net $10 million and currently have $348.1 million available to borrow.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Financial covenants in the facility require we maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The facility contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2010, we were in compliance with all debt covenants.

In January 2010, a $105 million unsecured line of credit that matured was paid in full using operating cash flow and borrowings under the $400 million facility.  At the same time, an interest rate swap with the same maturity and a notional amount of $105 million expired.

11.   Income Taxes

Our effective tax rate from continuing operations for the first nine months of fiscal 2010 and 2009 was 34.1 percent and 38.3 percent, respectively.  The Company’s effective tax rate from continuing operations for the three months ended June 30, 2010 and 2009 was 40.3 percent and 34.2 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on results of operations or financial position.

12.   Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $46.9 million are outstanding at June 30, 2010.

A lawsuit has been filed against us by a former customer for whom we performed drilling services with five rigs under term drilling contracts.  The suit alleges, among other things, that we failed to perform drilling operations in accordance with good oilfield practice, breached express performance warranties, and made certain fraudulent representations regarding drilling performance.  As a consequence, Plaintiff has prayed for actual and punitive damages.  We have and will continue to vigorously defend this lawsuit.  The outcome of this case remains uncertain and a loss estimate cannot be made.  If we are unsuccessful in this litigation, then the amount of damages awarded could have a material adverse effect on our financial condition and results of operations.  This case has been set for trial in late August 2010.

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

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  We are currently evaluating various remedies, including any recourse we may have against PDVSA or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Condensed Financial Statements.

13.         Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Mexico, Tunisia and other South American countries. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, we have aggregated our International Land operations into one reportable segment.  Our Venezuelan operation, which was historically an operating segment within the International Land Segment, was discontinued in the third quarter of fiscal 2010.  Consequently, its operating results are excluded from the segment data tables below for all periods presented.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2010, and 2009, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2010
Contract Drilling:
U.S. Land	$976,497	$—	$976,497	$285,384
Offshore	153,186	—	153,186	39,962
International Land	177,377	—	177,377	32,786
	1,307,060	—	1,307,060	358,132
Other	9,145	(612)	8,533	(5,020)
	1,316,205	(612)	1,315,593	353,112
Eliminations	—	612	612	—
Total	$1,316,205	$—	$1,316,205	$353,112

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2009
Contract Drilling:
U.S. Land	$1,172,076	$—	$1,172,076	$483,571
Offshore	157,424	—	157,424	43,270
International Land	147,940	—	147,940	20,466
	1,477,440	—	1,477,440	547,307
Other	8,024	630	8,654	(4,656)
	1,485,464	630	1,486,094	542,651
Eliminations	—	(630)	(630)	—
Total	$1,485,464	$—	$1,485,464	$542,651

Summarized financial information of our reportable segments for the three months ended June 30, 2010, and 2009, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income(Loss)
June 30, 2010
Contract Drilling:
U.S. Land	$366,989	$—	$366,989	$103,138
Offshore	53,131	—	53,131	11,231
International Land	60,045	—	60,045	9,893
	480,165	—	480,165	124,262
Other	3,219	(202)	3,017	(1,803)
	483,384	(202)	483,182	122,459
Eliminations	—	202	202	—
Total	$483,384	$—	$483,384	$122,459

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income(Loss)
June 30, 2009
Contract Drilling:
U.S. Land	$282,358	$—	$282,358	$96,593
Offshore	55,605	—	55,605	12,723
International Land	43,882	—	43,882	6,492
	381,845	—	381,845	115,808
Other	2,514	189	2,703	(2,304)
	384,359	189	384,548	113,504
Eliminations	—	(189)	(189)	—
Total	$384,359	$—	$384,359	$113,504

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Segment operating income	$122,459	$113,504	$353,112	$542,651
Gain from involuntary conversion of long-lived assets	—	264	—	541
Income from asset sales	2,249	1,741	4,245	4,706
Corporate general and administrative costs and corporate depreciation	(13,234)	(9,354)	(38,793)	(29,478)
Operating income	111,474	106,155	318,564	518,420

Other income (expense):
Interest and dividend income	940	199	1,536	2,362
Interest expense	(3,961)	(2,893)	(12,693)	(9,147)
Other	215	(49)	253	51
Total other income (expense)	(2,806)	(2,743)	(10,904)	(6,734)

Income from continuing operations before income taxes and equity in income of affiliate	$108,668	$103,412	$307,660	$511,686

	June 30,	September 30,
	2010	2009
	(in thousands)
Total Assets
U.S. Land	$3,088,384	$2,955,574
Offshore	161,699	129,465
International Land	392,234	391,099
Other	32,033	31,346
	3,674,350	3,507,484
Investments and Corporate Operations	389,797	501,000
Total assets from continued operations	4,064,147	4,008,484
Discontinued operations	9,507	152,540
	$4,073,654	$4,161,024

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Operating revenues
United States	$408,084	$330,944	$1,095,841	$1,306,615
Colombia	13,079	17,595	43,030	60,649
Ecuador	13,083	12,401	39,069	39,174
Argentina	14,683	7,435	41,403	33,229
Other Foreign	34,455	15,984	96,862	45,797
Total	$483,384	$384,359	$1,316,205	$1,485,464

14.         Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2010 and 2009 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Interest Cost	$1,194	$1,217	$3,582	$3,651
Expected return on plan assets	(1,107)	(1,147)	(3,321)	(3,441)
Recognized net actuarial loss	536	—	1,608	—
Net pension expense	$623	$70	$1,869	$210

Employer Contributions

We contributed $3.4 million to the Pension Plan during the nine months ended June 30, 2010 to fund distributions.  We estimate additional contributions for the remainder of fiscal 2010 will be made only if needed to fund unexpected distributions.

Foreign Plan

We maintain an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $40,000 and $113,000 for the three months ended June 30, 2010 and 2009, respectively.  Pension expense was approximately $308,000 and $293,000 for the nine months ended June 30, 2010 and 2009, respectively.

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

June 30, 2010

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and  notes thereto included in  our 2009 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, deterioration of credit markets, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies, and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2009 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

We reported income from continuing operations of $64.9 million ($0.61 per diluted share) from operating revenues of $483.4 million for the third quarter ended June 30, 2010, compared with income from continuing operations of $68.0 million ($0.64 per diluted share) from operating revenues of $384.4 million for the third quarter of fiscal year 2009.  In both comparative periods, we had a loss from discontinued operations of $101.6 million ($0.95 loss per diluted share) and $15.0 million ($0.14 loss per diluted share), respectively.  Including discontinued operations, we recorded a net loss of $36.7 million ($0.34 loss per diluted share) for the third quarter ended June 30, 2010, compared with net income of $53.0 million ($0.50 per diluted share) for the third quarter ended June 30, 2009.  Income from continued operations for the third quarter of fiscal 2010 includes approximately $1.5 million ($0.01 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the third quarter of fiscal 2009 includes approximately $1.1 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

DISCONTINUED OPERATIONS

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of eleven rigs owned by our Venezuelan subsidiary.  The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations. The seizing of our assets became effective June 30, 2010 and meets the criteria established for recognition as discontinued operations under accounting standards for presentation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

of financial statements.  Therefore, as of June 30, 2010, operations from the Venezuelan subsidiary, an operating segment within the International Land Segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements.  All historical statements have been reclassified to conform to this presentation.

Our revenue in Venezuela was from providing drilling services to Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan state-owned petroleum company.  We determined, as of the beginning of the second quarter of fiscal 2009 and forward, that the revenue recognition criteria in Venezuela was no longer met as collectability of revenue was not reasonably assured, primarily due to the uncertainty of the timing of collectability.  However, up until the time of the seizing of our assets, we continued to receive payments from PDVSA and were in discussions with PDVSA officials regarding payments and the possibility of contract negotiations to put our rigs back to work.

As a result of the seizing of our assets in the third quarter of fiscal 2010, we have derecognized our Venezuela property and equipment, $65.0 million, and warehouse inventory, $5.1 million, resulting in a loss of approximately $70.1 million.  Accounts receivable, payables and other deferred charges and credits, netting to approximately $10.7 million, were also written off because the related future cash inflows and outflows associated with them are no longer expected to occur. At June 30, 2010, we had approximately $31.3 million (U.S. currency equivalent) cash balances in Venezuela.  We have, since July 22, 2008, had an outstanding application with the Venezuelan government requesting approval to convert bolivar fuerte (Bsf) cash balances to U.S. dollars.  If approval is ever received, our Venezuelan subsidiary would remit approximately $14.2 million as a dividend to its U.S. based parent.  Because of the seizure of our assets by the Venezuelan government and our inability to obtain approval of the dividend, we also impaired approximately $21.8 million cash as of June 30, 2010. The remaining cash was classified as restricted cash, a current asset from discontinued operations, to meet remaining current obligations.

We are currently evaluating various remedies, including any recourse we may have against PDVSA or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. No gain contingencies are recognized in our Condensed Consolidated Financial Statements.

On January 8, 2010, the Venezuelan government devalued its currency.  The official exchange rate was devalued from 2.15 Bsf to each U.S. dollar to 4.30 Bsf.  As a result of the devaluation, we recorded an exchange loss of approximately $19.7 million during the second quarter of fiscal 2010.  The devaluation is included in discontinued operations.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$6,787	$3,408	$13,534	$46,357
Loss before income taxes	(101,548)	(13,717)	(127,160)	(18,451)
Income tax expense	(50)	(1,260)	(2,363)	(5,062)
Loss from discontinued operations	$(101,598)	$(14,977)	$(129,523)	$(23,513)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

Significant categories of assets and liabilities from discontinued operations are as follows:

	June 30,	September 30,
	2010	2009
Cash and cash equivalents	$—	$45,344
Accounts receivable	—	12,841
Other current assets	9,507	22,721
Total current assets	9,507	80,906
Property, plant and equipment, net	—	71,634
Total assets	$9,507	$152,540

Total current liabilities	$7,688	$16,983
Total noncurrent liabilities	1,819	10,205
Total liabilities	$9,507	$27,188

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by business segment for the three months ended June 30, 2010 and 2009.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2010	2009
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$366,989	$282,358
Direct operating expenses	206,707	133,041
General and administrative expense	5,458	4,133
Depreciation	51,686	48,591
Segment operating income	$103,138	$96,593

Revenue days	14,374	9,302
Average rig revenue per day	$23,690	$28,325
Average rig expense per day	$12,539	$12,273
Average rig margin per day	$11,151	$16,052
Rig utilization	76%	51%

U.S. Land segment operating income increased to $103.1 million for the third quarter of fiscal 2010 compared to $96.6 million in the same period of fiscal 2009.  Revenues were $367.0 million and $282.4 million in the third quarter of fiscal 2010 and 2009, respectively. Included in U.S. land revenues for the three months ended June 30, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $26.5 million and $18.9 million, respectively. Also included in U.S. land revenues for the third quarter of fiscal 2010 and 2009 is approximately $9.9 million and $40.9 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs® (hereinafter “FlexRig”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

The average revenue per day for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 decreased $4,635 of which $3,711 is from a decrease in early termination related revenue and customer requested delivery delay revenue for the new FlexRigs in the comparable quarters.  The remaining decrease of $924 is a result of lower average dayrates in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

U.S. land rig utilization increased to 76 percent for the third quarter of fiscal 2010 compared to 51 percent for the third quarter of fiscal 2009.  U.S. land rig activity days for the third quarter of fiscal 2010 were 14,374 compared with 9,302 for the same period of fiscal 2009, with an average of 158.0 and 102.2 rigs working during the third quarter of fiscal 2010 and 2009, respectively.  The increase in rig days and average rigs working is attributable to the U.S. Land experiencing some recovery in the third quarter of fiscal 2010 compared to rigs becoming idle in the third quarter of fiscal 2009.

During fiscal 2009, the economic recession, including the decrease in oil and gas prices and deterioration in the credit markets, had an effect on customer spending.  As a result, the industry’s active land drilling rig count in the U.S. land market declined by over fifty percent from the fall of 2008 to the summer of 2009.  Since June 2009, the industry’s U.S. land rig count has been experiencing a steady recovery, but the rig count still remains about 25 percent below the peak level reported during the fall of 2008.  At June 30, 2010, 170 out of 215 existing rigs in the U.S. Land segment were generating revenue.  Of the 170 rigs generating revenue, 116 were under fixed term contracts which included four new build rigs on customer requested delivery delays, and 54 were working in the spot market.  At July 31, 2010, the number of existing rigs under fixed term contracts in the segment increased to 121 rigs under term contracts, which includes two new build rigs on customer requested delivery delays, and the number of rigs working in the spot market increased to 57.  Delayed FlexRigs do not generate revenue days and are not considered for purposes of calculating and reporting rig utilization rates.

	Three Months Ended June 30,
	2010	2009
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$53,131	$55,605
Direct operating expenses	37,382	38,854
General and administrative expense	1,329	1,004
Depreciation	3,189	3,024
Segment operating income	$11,231	$12,723

Revenue days	638	763
Average rig revenue per day	$46,138	$45,531
Average rig expense per day	$25,356	$26,976
Average rig margin per day	$20,782	$18,555
Rig utilization	78%	93%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $13.8 million and $13.4 million for the three months ended June 30, 2010 and 2009, respectively.

We estimate that segment operating income for the three months ended June 30, 2010, was negatively impacted by approximately 3 percent due to lower standby rates received as a result of the government imposed deepwater drilling moratorium.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

At June 30, 2010, seven of our nine platform rigs were active.  One of the idle rigs is expected to begin working late in the first quarter of fiscal 2011.  A rig currently working is expected to become idle during the fourth quarter of fiscal 2010. The contract for the rig currently located offshore Trinidad is expected to be on standby in the fourth quarter of fiscal 2010 and then start back to work during the second fiscal quarter of 2011.

	Three Months Ended June 30,
	2010	2009
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$60,045	$43,882
Direct operating expenses	41,113	32,051
General and administrative expense	771	502
Depreciation	8,268	4,837
Segment operating income	$9,893	$6,492

Revenue days	1,881	1,121
Average rig revenue per day	$30,669	$36,519
Average rig expense per day	$20,477	$24,098
Average rig margin per day	$10,192	$12,421
Rig utilization	76%	69%

International land segment operating income for the third quarter of fiscal 2010 was $9.9 million, compared to operating income of $6.5 million in the same period of fiscal 2009.  Rig utilization for international land operations was 76 percent for the third quarter of fiscal 2010, compared with 69 percent for the third quarter of fiscal 2009.  During the current quarter, an average of 20.4 rigs worked compared to an average of 12.2 rigs in the third quarter of fiscal 2009.

Revenues in the third quarter of fiscal 2010 increased by $16.2 million compared to the third quarter of fiscal 2009, primarily the result of additional rigs working in the segment during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The average revenue per day decreased in the third quarter of 2010 compared to the third quarter of 2009, primarily due to early termination revenue recognized in 2009.  Included in international land revenues for the three months ended June 30, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $2.4 million and $2.9 million, respectively.

Depreciation expense increased due to rigs transferring to the International Land segment in late fiscal 2009 and the addition of new FlexRigs during fiscal 2009 and 2010.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2010 and 2009, we incurred $3.3 million and $2.8 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $20.1 million in the third quarter of fiscal 2010 from $14.2 million in the third quarter of fiscal 2009.  The $5.9 million increase is primarily due to increases in employee salaries and bonus accruals of $3.2 million, additional stock-based compensation expense of $0.9 million and additional pension expense in fiscal 2010 of $0.6 million.

Income tax expense increased to $43.8 million in the third quarter of fiscal 2010 from $35.4 million in the third quarter of fiscal 2009, with the effective tax rate from continuing operations increasing to 40.3 percent from 34.2 percent for the two comparable quarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

Interest expense was $4.0 million and $2.9 million in the third quarter of fiscal 2010 and 2009, respectively. Capitalized interest, all attributable to our rig construction, was $1.6 million for both comparable quarters.  Interest expense before capitalized interest increased $1.1 million during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to additional borrowings under a fixed-rate credit facility obtained in July 2009.

Nine Months Ended June 30, 2010 vs. Nine Months Ended June 30, 2009

We reported income from continuing operations of $202.8 million ($1.89 per diluted share) from operating revenues of $1.3 billion for the nine months ended June 30, 2010, compared with income from continuing operations of $325.6 million ($3.05 per diluted share) from operating revenues of $1.5 billion for the first nine months of fiscal year 2009.  In both comparative periods, we had a loss from discontinued operations of $129.5 million ($1.21 loss per diluted share) and $23.5 million ($0.22 loss per diluted share), respectively.  Including discontinued operations, we recorded net income of $73.3 million ($0.68 per diluted share) for the nine months ended June 30, 2010, compared with net income of $302.1 million ($2.83 per diluted share) for the nine months ended June 30, 2009.  Included in income from continuing operations are after-tax gains from the sale of assets of approximately $2.8 million ($0.03 per diluted share) for the nine months ended June 30, 2010, compared to approximately $2.8 million ($0.03 per diluted share) for the nine months ended June 30, 2009.  Also included in income from continuing operations for fiscal 2009 is approximately $0.3 million of after-tax gains from involuntary conversion of long-lived assets associated with Hurricane Katrina losses.

The following tables summarize operations by business segment for the nine months ended June 30, 2010 and 2009.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Nine Months Ended March 31,
	2010	2009
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$976,497	$1,172,076
Direct operating expenses	521,486	538,380
General and administrative expense	18,193	12,834
Depreciation	151,434	137,291
Segment operating income	$285,384	$483,571

Revenue days	38,748	38,153
Average rig revenue per day	$23,708	$28,791
Average rig expense per day	$11,965	$12,182
Average rig margin per day	$11,743	$16,609
Rig utilization	69%	72%

U.S. Land segment operating income in the first nine months of fiscal 2010 decreased to $285.4 million from $483.6 million in the first nine months of fiscal 2009.  Revenues were $976.5 million in the first nine months of fiscal 2010, compared with $1.2 billion in the same period of fiscal 2009. Included in U.S. land revenues for the nine months ended June 30, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $57.8 million and $73.6 million, respectively. Also included in U.S. land revenues for fiscal 2010 and 2009 is approximately $35.9 million and $140.9 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

The average revenue per day for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 decreased $5,083 of which $2,765 is from a decrease in early termination related revenue and customer requested delivery delay revenue for the new FlexRigs in the comparable quarters.  The remaining decrease of $2,318 is a result of lower average dayrates in the first nine months of fiscal 2010 compared to the same period of fiscal 2009.

U.S. land rig utilization decreased to 69 percent for the nine months ended June 30, 2010 compared to 72 percent for the same period of fiscal 2009.  U.S. land rig activity days for the first nine months of fiscal 2010 were 38,748 compared with 38,153 for the same period of fiscal 2009, with an average of 141.9 and 139.8 rigs working during the first nine months of fiscal 2010 and 2009, respectively.  The increase in rig days and average rigs working is attributable to the segment experiencing some recovery, primarily in the second and third quarters of fiscal 2010 compared to rigs becoming idle in fiscal 2009.

During fiscal 2009, the economic recession, including the decrease in oil and gas prices and deterioration in the credit markets, had an effect on customer spending.  As a result, the industry’s active land drilling rig count in the U.S. land market declined by over fifty percent from the fall of 2008 to the summer of 2009.  Since June 2009, the industry’s U.S. land rig count has been experiencing a steady recovery, but the rig count still remains about 25 percent below the peak level reported during the fall of 2008.  At June 30, 2010, 170 out of 215 existing rigs in the U.S. Land segment were generating revenue.  Of the 170 rigs generating revenue, 116 were under fixed term contracts which included four new build rigs on customer requested delivery delays, and 54 were working in the spot market.  At July 31, 2010, the number of existing rigs under fixed term contracts in the segment increased to 121 rigs under term contracts, which includes two new build rigs on customer requested delivery delays, and the number of rigs working in the spot market increased to 57.  Delayed FlexRigs do not generate revenue days and are not considered for purposes of calculating and reporting rig utilization rates.

	Nine Months Ended June 30,
	2010	2009
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$153,186	$157,424
Direct operating expenses	99,654	102,019
General and administrative expense	4,437	3,120
Depreciation	9,133	9,015
Segment operating income	$39,962	$43,270

Revenue days	1,998	2,294
Average rig revenue per day	$49,218	$48,994
Average rig expense per day	$26,240	$27,516
Average rig margin per day	$22,978	$21,478
Rig utilization	81%	93%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $26.4 million and $25.6 million for the nine months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, seven of our nine platform rigs were active.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

	Nine Months Ended June 30,
	2010	2009
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$177,377	$147,940
Direct operating expenses	120,374	112,722
General and administrative expense	1,978	1,709
Depreciation	22,239	13,043
Segment operating income	$32,786	$20,466

Revenue days	5,278	3,681
Average rig revenue per day	$32,173	$37,046
Average rig expense per day	$21,337	$27,007
Average rig margin per day	$10,836	$10,039
Rig utilization	68%	80%

International land segment operating income for the first nine months of fiscal 2010 was $32.8 million, compared to operating income of $20.5 million in the same period of fiscal 2009.  Rig utilization for international land operations was 68 percent for the first nine months of fiscal 2010, compared with 80 percent for the first nine months of fiscal 2009.  During the first nine months of fiscal 2010, an average of 19.3 rigs worked compared to an average of 13.5 rigs in the first nine months of fiscal 2009.

Revenues segment operating income in the first nine months of fiscal 2010 increased compared to the first nine months of fiscal 2009, primarily the result of additional rigs working in the segment during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  Included in international land revenues for the nine months ended June 30, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $7.6 million and $11.6 million, respectively.

Depreciation expense increased due to rigs transferring to the International Land segment in late fiscal 2009 and the addition of new FlexRigs during fiscal 2009 and 2010.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2010 and 2009, we incurred $8.4 million and $6.6 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $61.3 million in the first nine months of fiscal 2010 from $45.5 million in the first nine months of fiscal 2009.  The $15.8 million increase is partially due to an increase in stock-based compensation of $6.6 million.  The increase in stock-based compensation is comprised of additional expense of $4.7 million resulting from a change in our Long-Term Incentive Plan which permitted continuing equity vesting after retirement, and $1.9 million expense resulting from options granted in fiscal 2010 having a higher grant price and value than options amortizing at June 30, 2009.  Also contributing to increased general and administrative expenses in fiscal 2010 were additional pension expense of $1.7 million and an increase of $6.8 million from increases in employee salaries, an increase in the number of employees and an increase in bonus accruals.

Equity in income of affiliate, net of income tax, was $10.1 million in first nine months of fiscal 2009.  Effective April 1, 2009, we determined we no longer exercised significant influence and discontinued accounting for the investee using the equity method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

Income tax expense decreased to $104.9 million in the first nine months of fiscal 2010 from $196.2 million in the first nine months of fiscal 2009, with the effective tax rate from continuing operations decreasing to 34.1 percent from 38.3 percent for the two comparable periods.

Interest expense was $12.7 million and $9.1 million for the nine months ended June 30, 2010 and 2009, respectively.  Capitalized interest, all attributable to our rig construction, was $5.1 and $4.9 million for the comparable periods.  Interest expense before capitalized interest increased $3.8 million during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to additional borrowings under a fixed-rate credit facility obtained in July 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $77.7 million at June 30, 2010 from $96.1 million at September 30, 2009. The following table provides a summary of cash flows for the nine-month period ended June 30, (in thousands):

Net Cash provided (used) by:

	2010	2009
Operating activities	$333,037	$734,455
Investing activities	(201,458)	(743,680)
Financing activities	(150,004)	53,329
Increase (decrease) in cash and cash equivalents	$(18,425)	$44,104

Operating activities

Cash flows from operating activities were approximately $333.0 million for the nine months ended June 30, 2010 compared to approximately $734.5 million for the same period ended June 30, 2009. The decrease in cash provided from operating activities is primarily due to decreases in net income and changes during the comparable nine month periods in accounts receivable and accrued liabilities.  Accounts receivable increased in the nine months ended June 30, 2010 as drilling activity improved compared to a decrease in the nine months ended June 30, 2009 as we began to see a decline in activity.  The change in accrued liabilities is due to an increase in drilling activity and the associated accruals for employee bonuses and other expenses.

Investing activities

Capital expenditures decreased $514.3 million primarily attributable to the decreased building of new FlexRigs.

Financing activities

During the nine months ended June 30, 2010, we reduced our outstanding debt by $135 million compared to net additional borrowings of $58.3 million during the nine months ended June 30, 2009.  Checks issued but not presented to the bank for payment may create negative book cash balances which, where applicable, are included in accounts payable and included as a financing activity.  Comparing the nine months ended June 30, 2010 and 2009, we had a reduction in our bank overdraft position of $11.0 million.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and credit facilities continue to be our significant sources of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2010.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $390 million at June 30, 2010. For additional information regarding debt agreements, refer to Note 10 of the Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2010 and September 30, 2009 was $2,680 million and $2,528 million, respectively.  Approximately 89.3 percent of the June 30, 2010 backlog is not reasonably expected to be filled in fiscal 2010. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 25, 2009, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of June 30, 2010 and September 30, 2009, and the percentage of the June 30, 2010 backlog not reasonably expected to be filled in fiscal 2010:

Reportable	Total Backlog		Percentage Not Reasonably
Segment	06/30/2010	09/30/2009	Expected to be Filled in Fiscal 2010
	(in millions)

U.S. Land	$2,228	$2,016	89.2%
Offshore	151	169	93.4%
International Land	301	343	87.7%
	$2,680	$2,528

Capital Resources

In June 2010, we announced we had increased our capital expenditures estimate for fiscal 2010 by $20 million to $350 million.  This increase was mostly attributable to higher maintenance capital requirements due to higher levels of activity.

During fiscal 2010 we have announced agreements to build and operate a total of 19 new FlexRigs under multi-year term contracts.  At July 31, 2010, we had 15 remaining rigs under construction.  During the nine months ended June 30, 2010, we completed nine FlexRigs that are under fixed term contracts.  Two additional new FlexRigs under fixed term contracts were completed by the end of July 2010.  Like those completed in prior fiscal periods, each of these new FlexRigs are committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Capital expenditures were $220.2 million and $734.5 million for the first nine months of fiscal 2010 and 2009, respectively.  Capital expenditures decreased from 2009 primarily due to the reduction in the number of new rigs completed during the comparable quarters.

There were no other significant changes in our financial position since September 30, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

MATERIAL COMMITMENTS

Material commitments as reported in our 2009 Annual Report on Form 10-K have not changed significantly at June 30, 2010.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2009 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies other than the adoption of ASC 260-10-45, Earnings per Share, on October 1, 2009.  The adoption of this did not have a material impact on our financial position, results of operations or cash flows.  The adoption of ASC 260-10-45 is included in Note 3 to the Consolidated Condensed Financial Statements.

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

June 30, 2010

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

•                  Note 7 and Note 10 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk are incorporated herein by reference; and

•                  Note 2 and Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk are incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2010, approximately 14 percent of our consolidated operating revenues were generated from the international contract drilling business. During the nine months ended June 30, 2010, approximately 70 percent of the international operating revenues were from operations in South America and approximately 68 percent of South American operating revenues were from Argentina and Colombia.

Reference is made to the risk factors pertaining to currency devaluation and receivable balances in Venezuela, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2009.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2010, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 2, 5, 7, 10 and 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 5, 2010	By:	/S/HANS C. HELMERICH
Hans C. Helmerich, President

Date:	August 5, 2010	By:	/S/JUAN PABLO TARDIO
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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.