Form 10-K
period 2010-09-30
HELMERICH & PAYNE INC
filed 2010-11-24
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At March 31, 2010 the aggregate market value of the voting stock held by non-affiliates was $3,896,541,940

         Number of shares of common stock outstanding at November 18, 2010: 105,985,768

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year ended September 30, 2010	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 2, 2011	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 5, AS WELL AS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 6 THROUGH 41 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2010

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2010

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

        Our contract drilling business is composed of three reportable business segments: U.S. land drilling, offshore drilling and international land drilling. Our U.S. land drilling is conducted primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Mississippi, Pennsylvania, Utah, Arkansas, New Mexico, Alabama, Montana, North Dakota and West Virginia. Offshore drilling operations are conducted in the Gulf of Mexico, and offshore of California, Trinidad and Equatorial Guinea. Our international land segment operated in seven international locations during fiscal 2010: Ecuador, Colombia, Argentina, Mexico, Tunisia, Bahrain and Venezuela.

        We are also engaged in the ownership, development and operation of commercial real estate and research and development of rotary steerable technology. Each of the businesses operates independently of the others through wholly-owned subsidiaries. This operating decentralization is balanced by centralized finance and legal organizations.

        Our real estate investments located exclusively within Tulsa, Oklahoma, include a shopping center containing approximately 441,000 leasable square feet, multi-tenant industrial warehouse properties containing approximately 990,000 leasable square feet and approximately 210 acres of undeveloped real estate.

        Our subsidiary, TerraVici Drilling Solutions, Inc. ("TerraVici"), is developing patented rotary steerable technology to enhance horizontal and directional drilling operations. We acquired TerraVici to complement our existing drilling rig technology. The process of drilling has become increasingly challenging as preferred well types deviate from simple vertical drilling. By combining this new technology with our existing capabilities, we expect to improve drilling productivity and reduce total well cost to the customer.

        On June 30, 2010, the Venezuelan government seized 11 rigs owned by our Venezuelan subsidiary and associated real and personal property. We are currently evaluating various remedies, including any recourse we may have against Petroleos de Venezuela, S.A. ("PDVSA"), the Venezuelan state-owned petroleum company, or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. Our financial statements have been prepared with the net assets, results of operations, and cash flows of the Venezuelan operations presented as discontinued operations. The operations from our Venezuelan subsidiary were previously an operating segment within our International Land segment. All historical statements have been restated to conform to this presentation. Refer to Note 2 of the Consolidated Financial Statements.

CONTRACT DRILLING

  General

        We believe that we are one of the major land and offshore drilling contractors in the western hemisphere. Operating principally in North and South America, we specialize in shallow to deep drilling in oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, we draw our customers primarily from the major oil companies and the larger independent oil companies. In South America, our current customers include major international oil companies.

        In fiscal 2010, we received approximately 57 percent of our consolidated operating revenues from our ten largest contract drilling customers. Occidental Oil and Gas Corporation, Devon Energy Production Co. LP, and ExxonMobil Corporation (respectively, "Devon", "Oxy" and "Exxon"), including their affiliates, are our three largest contract drilling customers. We perform drilling services for Oxy on a world-wide basis, for Devon in U.S. land operations, and for Exxon in U.S. land and offshore operations. Revenues from drilling services performed for Oxy, Devon and Exxon in fiscal 2010 accounted for approximately 13 percent, 11 percent and 6 percent, respectively, of our consolidated operating revenues for the same period.

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

        In 1998, we put to work a new generation of highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). The FlexRig has been able to significantly reduce average rig move and drilling times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows a greater depth flexibility of between 8,000 to 18,000 feet and provides greater operating efficiency. The original rigs were designated as FlexRig1 and FlexRig2 rigs. In 2001, we announced that we would build the next generation of FlexRigs, known as "FlexRig3 rigs", which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities.

        Over the last six years, the Company entered into separate drilling contracts with many different customers to build and operate over 160 new FlexRigs, including FlexRig4s (described below). As of November 18, 2010, 12 new FlexRigs remained under construction.

        While FlexRig4s are similar to our FlexRig3s, the FlexRig4s are designed to efficiently drill more shallow depth wells of between 4,000 and 14,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate additional environmental and safety design. This design permits the installation of a pipe handling system which allows the rig to be operated by a reduced crew and eliminates the need for a casing stabber in the mast.

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

  Drilling Contracts

        Our drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2010, all drilling services were performed on a "daywork" contract basis, under which we charge a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. We have previously performed contracts on a combination "footage" and "daywork" basis, under which we charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, we have previously accepted "turnkey" contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. We have not accepted any "footage" or "turnkey" contracts in over ten years. We believe that under current market conditions, "footage" and "turnkey" contract rates do not adequately compensate us for the added risks. The duration of our drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.

        As of September 30, 2010, we had 142 rigs under fixed-term contracts. While the original duration for these current fixed-term contracts are for six-month to seven-year periods, some fixed-term and well-to-well contracts are expected to be extended for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts. Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

  Backlog

        Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of September 30, 2010 and 2009 was $2,449 million and $2,528 million, respectively. Approximately 59.0 percent of the total September 30, 2010 backlog is not reasonably expected to be filled in fiscal 2011. Term contracts customarily provide for termination at the election of the customer with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid. In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future. We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas gulf coast. Therefore, disruptions in rig component deliveries may occur. Accordingly, the actual amount of revenue earned may vary from the backlog reported. See Item 1A. Risk Factors.

        The following table sets forth the total backlog by reportable segment as of September 30, 2010 and 2009, and the percentage of the September 30, 2010 backlog not reasonably expected to be filled in fiscal 2011:

	Total Backlog Revenue
			Percentage Not Reasonably Expected to be Filled in Fiscal 2011
Reportable Segment	9/30/2010	9/30/2009
	(in millions)
U.S. Land	$1,999	$2,016	56.4%
Offshore	139	169	71.9%
International	311	343	69.8%

	$2,449	$2,528

U.S. LAND DRILLING

        At the end of September 2010, 2009 and 2008, we had 220, 201 and 185, respectively, of our land rigs available for work in the United States. The total number of rigs at the end of fiscal 2010 increased by a net of 19 rigs from the end of fiscal 2009. The increase was due to 14 new FlexRigs having been completed and placed into service, 6 transferred from our international operations and 1 rig transferred to our international operations. Our U.S. land operations contributed approximately 75 percent ($1,412.5 million) of our consolidated operating revenues during fiscal 2010, compared with approximately 78 percent ($1,441.2 million) of consolidated operating revenues during fiscal 2009 and approximately 82 percent ($1,542.0 million) of consolidated operating revenues during fiscal 2008. Rig utilization was approximately 73 percent in fiscal 2010 and approximately 68 percent in fiscal 2009, down from approximately 96 percent in fiscal 2008. Our fleet of FlexRigs maintained an average utilization of approximately 87 percent during fiscal 2010 while our conventional and highly mobile rigs had an average utilization rate of approximately 12 percent. A rig is considered to be utilized when it is operated or being mobilized or demobilized under contract. At the close of fiscal 2010, 183 land rigs were working out of 220 available rigs.

OFFSHORE DRILLING

        Our offshore operations contributed approximately 11 percent in both fiscal years 2010 and 2009 ($202.7 million in fiscal 2010 and $204.7 million in fiscal 2009) of the Company's consolidated operating revenues compared to 8 percent in fiscal year 2008 ($154.5) of the Company's consolidated operating revenues. Rig utilization in fiscal 2010 was approximately 80 percent compared to approximately 89 percent in fiscal 2009 and approximately 75 percent in fiscal 2008. At the end of fiscal 2010, we had seven of our nine offshore platform rigs under contract and continued to work under management contracts for three customer-owned rigs. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 34 percent of offshore revenues during fiscal 2010.

INTERNATIONAL LAND DRILLING

  General

        Our international land operations contributed approximately 13 percent ($247.2 million) of our consolidated operating revenues during fiscal 2010, compared with approximately 10 percent ($187.1 million) of consolidated operating revenues during fiscal 2009 and 9 percent ($161.1 million) in fiscal 2008. Rig utilization in fiscal 2010 was 71 percent, 70 percent in fiscal 2009 and 72 percent in fiscal 2008.

  Colombia

        At the end of fiscal 2010, we had six rigs in Colombia. Our utilization rate was approximately 71 percent during fiscal 2010, approximately 88 percent during fiscal 2009 and approximately 87 percent during fiscal 2008. Revenues generated by Colombian drilling operations contributed approximately 3 percent ($57.5 million) of our consolidated operating revenues during fiscal 2010, compared with 4 percent ($77.3 million) of our consolidated operating revenues during fiscal 2009, and 2 percent ($42.4 million) of our consolidated operating revenues during fiscal 2008. Revenues from drilling services performed for our largest customer in Colombia totaled approximately 2 percent of consolidated operating revenues and approximately 12 percent of international operating revenues during fiscal 2010. The Colombian drilling contracts are primarily with large international or national oil companies.

  Ecuador

        At the end of fiscal 2010, we had four rigs in Ecuador. The utilization rate in Ecuador was 100 percent in both fiscal 2010 and 2009, compared to 59 percent in fiscal 2008. Revenues generated by Ecuadorian drilling operations contributed approximately 3 percent of our consolidated operating revenues during fiscal 2010, 2009 and 2008 ($52.1 million, $52.3 million and $55.1 million, respectively). Revenues from drilling services performed for the largest customer in Ecuador totaled approximately 2 percent of consolidated operating revenues and approximately 16 percent of international operating revenues during fiscal 2010. The Ecuadorian drilling contracts are primarily with large international or national oil companies.

  Argentina

        At the end of fiscal 2010, we had nine rigs in Argentina. Our utilization rate was approximately 53 percent during fiscal 2010, approximately 52 percent during fiscal 2009 and approximately 88 percent during fiscal 2008. Revenues generated by Argentine drilling operations contributed approximately 3 percent ($55.9 million) of our consolidated operating revenues during fiscal 2010 compared with approximately 2 percent in both fiscal years 2009 and 2008 ($42.1 million in fiscal 2009 and $44.4 million in fiscal 2008). Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 2 percent of consolidated operating revenues and approximately 19 percent of international operating revenues during fiscal 2010. The Argentine drilling contracts are primarily with large international or national oil companies

  Other Locations

        In addition to our operations discussed above, at the end of fiscal 2010 we had two rigs in Tunisia, five rigs in Mexico, one rig in Bahrain and one rig en route to Bahrain.

FINANCIAL

        Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, pages 78 through 82 of our Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        We had 6,396 employees within the United States (13 of which were part-time employees) and 1,092 employees in international operations as of September 30, 2010.

AVAILABLE INFORMATION

        Information relating to our internet address and information relating to our Securities and Exchange Commission ("SEC") filings may be found on, and is incorporated by reference to, page 84 of our Annual Report (Exhibit 13 to this Form 10-K).

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

        As a result of volatility in oil and natural gas prices and a continuing sluggish global economic environment, we are unable to determine whether our customers will further reduce spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current reduced level of operations, fulfill their commitments and/or fund future operations and obligations. The current global economic environment may continue to impact industry fundamentals and result in reduced demand for drilling rigs. These conditions could have a material adverse effect on our business.

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

        In fiscal 2010, we received approximately 57 percent of our consolidated operating revenues from our ten largest contract drilling customers and approximately 29 percent of our consolidated operating revenues from our three largest customers (including their affiliates). We believe that our relationship with all of these customers is good; however, the loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

International uncertainties and local laws could adversely affect our business.

        International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. On June 30, 2010 the Venezuelan government seized 11 rigs owned by our Venezuelan subsidiary and associated real and personal property.

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

        Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2010, approximately 13 percent of our consolidated operating revenues were generated from the international contract drilling business. During fiscal 2010, approximately 67 percent of the international operating revenues were from operations in South America and approximately 69 percent of South American operating revenues were from Argentina and Colombia.

Our operations are subject to a number of operational risks, including weather.

        Our drilling operations are subject to the many hazards inherent in the business, including inclement weather, blowouts and well fires. These hazards could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Our offshore drilling operations are also subject to potentially greater environmental liability, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Specifically, we operate several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis, the frequency of which may increase with any climate change. Damage caused by high winds and turbulent seas could potentially curtail operations on such platform rigs for significant periods of time until the damage can be repaired. Moreover, even if our platform rigs are not directly damaged by such storms, we may experience disruptions in operations due to damage to customer platforms and other related facilities in the area.

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

        With the exception of "named wind storm" risk in the Gulf of Mexico, we insure rigs and related equipment at values that approximate the current replacement cost on the inception date of the policy. We self-insure a $1.0 million per occurrence deductible, as well as 10 percent of the estimated replacement cost of offshore rigs and 30 percent of the estimated replacement cost for land rigs and equipment. We also carry insurance with varying deductibles and coverage limits with respect to offshore platform rigs and "named wind storm" risk in the Gulf of Mexico. Rig property insurance coverage expires in May 2011. We are unable to obtain significant amounts of insurance to cover risks of underground reservoir damage; however, we are generally indemnified under our drilling contracts from this risk. The Company self-insures a number of other risks including loss of earnings and business interruption.

        We have insurance coverage for comprehensive general liability, automobile liability, worker's compensation and employer's liability, and certain other specific risks. Generally, casualty deductibles range from $1 million to $2.5 million per occurrence, depending on the type of claim as well as whether a claim occurs inside or outside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. We retain a significant portion of our expected losses under our worker's compensation, general liability and automobile liability programs. We record estimates for incurred outstanding liabilities for unresolved worker's compensation, general liability and for claims that are incurred but not reported. Estimates are based on adjuster estimates, historical experience or statistical methods that we believe are reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

        No assurance can be given that all or a portion of our coverage will not be cancelled during fiscal 2011 or that insurance coverage will continue to be available at rates considered reasonable. No assurance can be given that our insurance and indemnification arrangements will adequately protect us against all liabilities that could result from the hazards of our drilling operations. Incurring a liability for which we are not fully insured or indemnified could materially affect our business, financial condition and results of operations.

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

        At September 30, 2010, we had a portfolio of securities with a total fair value of $326 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. Except for investments in limited partnerships carried at cost, the portfolio is recorded at fair value on our balance sheet with changes in unrealized after-tax value reflected in the equity section of our balance sheet. Any reduction in fair value would have an impact on our debt ratio and financial strength. At November 18, 2010, the fair value of the portfolio had increased to approximately $397 million.

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

Regulation of greenhouse gases and climate change could have a negative impact on our business.

        Some scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. We are aware that The United States Congress is actively considering legislation to reduce GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding GHG emissions could materially impact our business, financial condition and results of operations.

        In addition, because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have an adverse impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. A reduced demand for oil and natural gas or reduced economic activity could materially impact our business, financial condition and results of operations.

New legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

        The U.S. Environmental Protection Agency, or the EPA, has commenced a study of the potential environmental impacts of hydraulic fracturing, including the impact on drinking water sources and public health, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. Any new laws, regulation or permitting requirements regarding hydraulic fracturing could lead to operational delay, or increased operating costs or third party or governmental claims, and could result in additional burdens that could serve to delay or limit the drilling services we provide to third parties whose drilling operations could be impacted by these regulations or increase our costs of compliance and doing business as well as delay the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.

Our business and results of operations may be adversely affected by foreign currency devaluation.

        Contracts for work in foreign countries generally provide for payment in United States dollars, except for amounts required to meet local expenses. However, government-owned petroleum companies may in the future require that a greater proportion of these payments be made in local currencies. Based upon current information, we believe that our exposure to potential losses from currency devaluation in foreign countries is immaterial. With the exception of Argentina, all receivables and payments in foreign counties are currently in U.S. dollars. Cash balances are also kept at an insignificant level which assists in reducing exposure. In Argentina we invoice in U.S. dollars and are paid in pesos equivalent to the dollar invoice. Our Argentine subsidiary then remits the dollars to the parent by exchanging pesos through the Argentine Central Bank. While the Argentine peso was devalued in both 2009 and 2010, the devaluation losses in those years were not material to our financial statements.

Fixed-term contracts may in certain instances be terminated without an early termination payment.

        Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even if an early termination payment is owed to us, the current global economic environment may affect the customer's ability to pay the early termination payment.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        We have in place a $400 million senior unsecured credit facility which expires in December of 2011. We had $10 million borrowed and two letters of credit totaling $21.9 million outstanding against the facility at September 30, 2010. As of November 18, 2010, the $10 million outstanding balance had been paid. The interest rate on the borrowings is based on a spread over LIBOR and we pay a commitment fee based on the unused balance of the facility. The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization. We also have the option to borrow at the prime rate for maturities of less than 30 days. Interest rates could rise for various reasons in the future and increase our total interest expense, depending upon the amount borrowed against the credit lines.

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

        We utilize highly skilled personnel in operating and supporting our businesses. In times of high utilization, it can be difficult to retain, and in some cases find, qualified individuals. Although to date our operations have not been materially affected by competition for personnel, an inability to obtain or find a sufficient number of qualified personnel could materially impact our business, financial condition and results of operations.

Improvements in or new discoveries of alternative energy technologies could have a material adverse affect on our financial condition and results of operations.

        Since our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse impact on our business, financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning our U.S. land and offshore drilling rigs as of September 30, 2010:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
NORTH DAKOTA	179	18,000	SCR (FlexRig2)	1,500
MONTANA	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	213	18,000	AC (FlexRig3)	1,500
NEW MEXICO	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
OKLAHOMA	219	18,000	AC (FlexRig3)	1,500
LOUISIANA	220	18,000	AC (FlexRig3)	1,500
TEXAS	221	18,000	AC (FlexRig3)	1,500
TEXAS	222	18,000	AC (FlexRig3)	1,500
NEW MEXICO	223	18,000	AC (FlexRig3)	1,500
LOUISIANA	224	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	225	18,000	AC (FlexRig3)	1,500
LOUISIANA	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	232	18,000	AC (FlexRig3)	1,500
ALABAMA	233	18,000	AC (FlexRig3)	1,500
OKLAHOMA	235	18,000	AC (FlexRig3)	1,500
CALIFORNIA	236	18,000	AC (FlexRig3)	1,500
TEXAS	238	18,000	AC (FlexRig3)	1,500
COLORADO	239	18,000	AC (FlexRig3)	1,500
CALIFORNIA	240	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	241	18,000	AC (FlexRig3)	1,500
TEXAS	243	18,000	AC (FlexRig3)	1,500
TEXAS	244	18,000	AC (FlexRig3)	1,500
TEXAS	245	18,000	AC (FlexRig3)	1,500
TEXAS	246	18,000	AC (FlexRig3)	1,500
TEXAS	247	18,000	AC (FlexRig3)	1,500
TEXAS	248	18,000	AC (FlexRig3)	1,500
LOUISIANA	249	18,000	AC (FlexRig3)	1,500
OKLAHOMA	250	18,000	AC (FlexRig3)	1,500
OKLAHOMA	251	18,000	AC (FlexRig3)	1,500
OKLAHOMA	252	18,000	AC (FlexRig3)	1,500
TEXAS	254	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	258	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	18,000	AC (FlexRig3)	1,500
TEXAS	260	18,000	AC (FlexRig3)	1,500
CALIFORNIA	261	18,000	AC (FlexRig3)	1,500
CALIFORNIA	262	18,000	AC (FlexRig3)	1,500
TEXAS	263	18,000	AC (FlexRig3)	1,500
TEXAS	264	18,000	AC (FlexRig3)	1,500
OKLAHOMA	265	18,000	AC (FlexRig3)	1,500
TEXAS	266	18,000	AC (FlexRig3)	1,500
TEXAS	267	18,000	AC (FlexRig3)	1,500
OKLAHOMA	268	18,000	AC (FlexRig3)	1,500
OKLAHOMA	269	18,000	AC (FlexRig3)	1,500
COLORADO	271	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	272	14,000	AC (FlexRig4)	1,500
WYOMING	273	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	274	14,000	AC (FlexRig4)	1,500
WYOMING	275	14,000	AC (FlexRig4)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
NORTH DAKOTA	276	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	277	14,000	AC (FlexRig4)	1,500
COLORADO	278	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	279	14,000	AC (FlexRig4)	1,500
COLORADO	280	14,000	AC (FlexRig4)	1,500
TEXAS	281	8,000	AC (FlexRig4)	1,150
NEW MEXICO	282	8,000	AC (FlexRig4)	1,150
NEW MEXICO	283	8,000	AC (FlexRig4)	1,150
PENNSYLVANIA	284	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	285	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	286	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	287	14,000	AC (FlexRig4)	1,500
TEXAS	288	14,000	AC (FlexRig4)	1,500
TEXAS	289	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	290	14,000	AC (FlexRig4)	1,500
NEW MEXICO	292	8,000	AC (FlexRig4)	1,150
NORTH DAKOTA	293	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	294	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	295	14,000	AC (FlexRig4)	1,500
TEXAS	296	14,000	AC (FlexRig4)	1,500
TEXAS	297	14,000	AC (FlexRig4)	1,500
UTAH	298	14,000	AC (FlexRig4)	1,500
TEXAS	299	14,000	AC (FlexRig4)	1,500
NEW MEXICO	300	14,000	AC (FlexRig4)	1,500
ARKANSAS	301	8,000	AC (FlexRig4)	1,150
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150
NEW MEXICO	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
TEXAS	306	8,000	AC (FlexRig4)	1,150
UTAH	307	14,000	AC (FlexRig4)	1,500
WYOMING	308	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	309	14,000	AC (FlexRig4)	1,500
WYOMING	310	14,000	AC (FlexRig4)	1,500
UTAH	311	14,000	AC (FlexRig4)	1,500
TEXAS	312	14,000	AC (FlexRig4)	1,500
TEXAS	313	14,000	AC (FlexRig4)	1,500
TEXAS	314	14,000	AC (FlexRig4)	1,500
COLORADO	315	14,000	AC (FlexRig4)	1,500
COLORADO	316	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	317	14,000	AC (FlexRig4)	1,500
COLORADO	318	14,000	AC (FlexRig4)	1,500
UTAH	319	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	320	14,000	AC (FlexRig4)	1,500
COLORADO	321	14,000	AC (FlexRig4)	1,500
COLORADO	322	14,000	AC (FlexRig4)	1,500
OKLAHOMA	323	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	324	14,000	AC (FlexRig4)	1,500
COLORADO	325	14,000	AC (FlexRig4)	1,500
COLORADO	326	14,000	AC (FlexRig4)	1,500
TEXAS	327	14,000	AC (FlexRig4)	1,500
TEXAS	328	14,000	AC (FlexRig4)	1,500
TEXAS	329	14,000	AC (FlexRig4)	1,500
COLORADO	330	14,000	AC (FlexRig4)	1,500
TEXAS	331	14,000	AC (FlexRig4)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	332	14,000	AC (FlexRig4)	1,500
NEW MEXICO	340	8,000	AC (FlexRig4)	1,150
TEXAS	341	14,000	AC (FlexRig4)	1,500
TEXAS	342	14,000	AC (FlexRig4)	1,500
TEXAS	343	8,000	AC (FlexRig4)	1,150
TEXAS	344	8,000	AC (FlexRig4)	1,150
TEXAS	345	8,000	AC (FlexRig4)	1,150
TEXAS	346	8,000	AC (FlexRig4)	1,150
TEXAS	347	8,000	AC (FlexRig4)	1,150
CALIFORNIA	348	8,000	AC (FlexRig4)	1,150
CALIFORNIA	349	8,000	AC (FlexRig4)	1,150
TEXAS	351	8,000	AC (FlexRig4)	1,150
TEXAS	352	8,000	AC (FlexRig4)	1,150
COLORADO	353	14,000	AC (FlexRig4)	1,500
WEST VIRGINIA	354	14,000	AC (FlexRig4)	1,500
TEXAS	370	18,000	AC (FlexRig3)	1,500
MISSISSIPPI	371	18,000	AC (FlexRig3)	1,500
NEW MEXICO	372	18,000	AC (FlexRig3)	1,500
TEXAS	373	18,000	AC (FlexRig3)	1,500
OKLAHOMA	374	18,000	AC (FlexRig3)	1,500
OKLAHOMA	375	18,000	AC (FlexRig3)	1,500
OKLAHOMA	376	18,000	AC (FlexRig3)	1,500
OKLAHOMA	377	18,000	AC (FlexRig3)	1,500
OKLAHOMA	378	18,000	AC (FlexRig3)	1,500
OKLAHOMA	379	18,000	AC (FlexRig3)	1,500
CALIFORNIA	380	18,000	AC (FlexRig3)	1,500
CALIFORNIA	381	18,000	AC (FlexRig3)	1,500
TEXAS	382	18,000	AC (FlexRig3)	1,500
TEXAS	383	18,000	AC (FlexRig3)	1,500
LOUISIANA	384	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	385	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	386	18,000	AC (FlexRig3)	1,500
OKLAHOMA	387	18,000	AC (FlexRig3)	1,500
OKLAHOMA	388	18,000	AC (FlexRig3)	1,500
TEXAS	389	18,000	AC (FlexRig3)	1,500
TEXAS	390	18,000	AC (FlexRig3)	1,500
LOUISIANA	391	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	392	18,000	AC (FlexRig3)	1,500
TEXAS	393	18,000	AC (FlexRig3)	1,500
LOUISIANA	394	18,000	AC (FlexRig3)	1,500
LOUISIANA	395	18,000	AC (FlexRig3)	1,500
TEXAS	396	18,000	AC (FlexRig3)	1,500
TEXAS	397	18,000	AC (FlexRig3)	1,500
LOUISIANA	398	18,000	AC (FlexRig3)	1,500
TEXAS	399	18,000	AC (FlexRig3)	1,500
TEXAS	415	18,000	AC (FlexRig3)	1,500
NEW MEXICO	416	18,000	AC (FlexRig3)	1,500
LOUISIANA	417	18,000	AC (FlexRig3)	1,500
TEXAS	418	18,000	AC (FlexRig3)	1,500
OKLAHOMA	419	18,000	AC (FlexRig3)	1,500
TEXAS	420	18,000	AC (FlexRig3)	1,500
TEXAS	421	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
HIGHLY MOBILE RIGS
ARKANSAS	140	10,000	Mechanical	900
OKLAHOMA	158	10,000	SCR	900
TEXAS	156	12,000	Mechanical	1,200
WYOMING	159	12,000	Mechanical	1,200
OKLAHOMA	141	14,000	Mechanical	1,200
TEXAS	142	14,000	Mechanical	1,200
OKLAHOMA	143	14,000	Mechanical	1,200
TEXAS	145	14,000	Mechanical	1,200
TEXAS	155	14,000	SCR	1,200
TEXAS	146	16,000	SCR	1,200
UTAH	154	16,000	SCR	1,500
CONVENTIONAL RIGS
OKLAHOMA	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
OKLAHOMA	118	16,000	SCR	1,200
OKLAHOMA	119	16,000	SCR	1,200
TEXAS	120	16,000	SCR	1,200
LOUISIANA	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
TEXAS	171	18,000	SCR	1,500
NORTH DAKOTA	172	18,000	Mechanical	1,500
LOUISIANA	79	20,000	SCR	2,000
TEXAS	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	97	26,000	SCR	2,000
TEXAS	99	26,000	SCR	2,000
TEXAS	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
TEXAS	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
OFFSHORE PLATFORM RIGS
TRINIDAD	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Self-Erecting	2,000
GULF OF MEXICO	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
LOUISIANA	105	30,000	Conventional	3,000
LOUISIANA	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

        The following table sets forth information with respect to the utilization of our U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2006	2007	2008	2009	2010
U.S. Land Rigs
Number of rigs at end of period	113	157	185	201	220
Average rig utilization rate during period (1)	99%	97%	96%	68%	73%
U.S. Offshore Platform Rigs
Number of rigs at end of period	9	9	9	9	9
Average rig utilization rate during period (1)	69%	65%	75%	89%	80%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

        The following table sets forth certain information concerning our international drilling rigs as of September 30, 2010:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
Argentina	123	26,000	SCR	2,100
Argentina	139	30,000+	SCR	3,000
Argentina	151	30,000+	SCR	3,000
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Argentina	335	8,000	AC (FlexRig4)	1,150
Argentina	336	8,000	AC (FlexRig4)	1,150
Argentina	337	8,000	AC (FlexRig4)	1,150
Argentina	338	8,000	AC (FlexRig4)	1,150
Bahrain	339	8,000	AC (FlexRig4)	1,150
Bahrain*	291	8,000	AC (FlexRig4)	1,150
Colombia	133	30,000	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Colombia	176	18,000	SCR	1,500
Colombia	190	26,000	SCR	2,000
Colombia	333	8,000	AC (FlexRig4)	1,150
Colombia	334	8,000	AC (FlexRig4)	1,150
Ecuador	117	26,000	SCR	2,500
Ecuador	121	20,000	SCR	1,700
Ecuador	132	18,000	SCR	1,500
Ecuador	138	26,000	SCR	2,500
Mexico	230	18,000	AC (FlexRig3)	1,500
Mexico	231	18,000	AC (FlexRig3)	1,500
Mexico^	234	18,000	AC (FlexRig3)	1,500
Mexico	237	18,000	AC (FlexRig3)	1,500
Mexico#	253	18,000	AC (FlexRig3)	1,500
Tunisia	228	18,000	AC (FlexRig3)	1,500
Tunisia	242	18,000	AC (FlexRig3)	1,500

*
En route to drilling location at September 30, 2010

#
En route to U.S. Land segment at September 30, 2010

^
En route to U.S. Land segment during first quarter of fiscal 2011

        The following table sets forth information with respect to the utilization of our international drilling rigs for the periods indicated:

	Years ended September 30,
	2006	2007	2008	2009	2010
Number of rigs at end of period	16	16	19	33	28
Average rig utilization rate during period (1)(2)	95%	89%	72%	70%	71%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

(2)
Does not include rigs returned to the United States for major modifications and upgrades.

STOCK PORTFOLIO

        Information required by this item regarding our stock portfolio may be found on, and is incorporated by reference to, page 28 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 4.    [Removed and reserved.]

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

W. H. Helmerich, III, 87	Chairman of the Board since 1987; Director since 1949
Hans Helmerich, 52	President and Chief Executive Officer since 1989; Director since 1987
John W. Lindsay, 49
Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. since 2006; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. since 1997
Steven R. Mackey, 59
Executive Vice President, Secretary, General Counsel and Chief Administrative Officer since March 2010; Executive Vice President, Secretary and General Counsel from June 2008 to March 2010; Secretary since 1990; Vice President and General Counsel since 1988
Juan Pablo Tardio, 45	Vice President and Chief Financial Officer since April 2010; Director of Investor Relations from January 2008 to April 2010; Manager of Investor Relations from August 2005 to January 2008

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2009		2010
Quarter	High	Low	High	Low
First	$43.27	$17.01	$44.90	$36.51
Second	28.93	19.50	48.58	36.40
Third	37.19	21.76	43.30	33.42
Fourth	41.08	26.64	41.62	36.33

        We paid quarterly cash dividends during the past two fiscal years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2009	2010	2009	2010
First	$.050	$.050	$5,273,254	$5,286,530
Second	.050	.050	5,274,814	5,300,194
Third	.050	.050	5,281,430	5,303,994
Fourth	.050	.060	5,281,580	6,363,377

        Payment of future dividends will depend on earnings and other factors.

        As of November 18, 2010, there were 609 record holders of our common stock as listed by the transfer agent's records.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 6 through 41 of our Annual Report (Exhibit 13 to this Form 10-K). Amounts have been restated to reflect the Venezuelan operations as discontinued operations. Refer to Part I, Item 1 above for additional information regarding discontinued operations.

Five-year Summary of Selected Financial Data

	2006	2007	2008	2009	2010
	(in thousands except per share amounts)
Operating revenues	$1,140,219	$1,502,380	$1,869,371	$1,843,740	$1,875,162
Income from continuing operations	269,852	415,924	420,258	380,546	286,081
Income (loss) from discontinued operations	24,006	33,337	41,480	(27,001)	(129,769)
Net Income	293,858	449,261	461,738	353,545	156,312
Basic earnings per share from continuing operations	$2.58	4.03	4.02	3.61	2.70
Basic earnings per share from discontinued operations	$0.23	0.32	0.40	(0.26)	(1.23)
Basic earnings per share	$2.81	4.35	4.42	3.35	1.47
Diluted earnings per share from continuing operations	$2.54	3.95	3.93	3.56	2.66
Diluted earnings per share from discontinued operations	$0.23	0.32	0.39	(0.25)	(1.21)
Diluted earnings per share	$2.77	4.27	4.32	3.31	1.45
Total assets*	2,134,712	2,885,369	3,588,045	4,161,024	4,265,370
Long-term debt	175,000	445,000	475,000	420,000	360,000
Cash dividends declared per common share	0.1725	0.1800	0.0185	0.2000	0.2200

*
Total assets for all years includes amounts related to discontinued operations

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page 5 of this Report and on, and is incorporated by reference to, the following pages of our Annual Report (Exhibit 13 to this Form 10-K) under Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements:

Market Risk	Page
• Foreign Currency Exchange Rate Risk	37-38
• Commodity Price Risk	38-39
• Interest Rate Risk	39-40
• Equity Price Risk	40-41

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages 43 through 83 of our Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  a)
  Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

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

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

    The independent registered public accounting firm that audited our financial statements, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report appears below at the end of this Item 9A of Form 10-K.

  c)
  Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Tulsa, Oklahoma November 24, 2010

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1—Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2011, to be filed with the Commission not later than 120 days after September 30, 2010. Information required under this item with respect to executive officers under Item 401 of Regulation S-K appears under "Our Executive Officers" in Part I of this Form 10-K.

        We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under "Corporate Governance." Our Internet address is www.hpinc.com. We intend to disclose any amendments to or waivers from this code on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation is incorporated herein by reference to the material beginning with the caption "Executive Compensation Discussion and Analysis" and ending with the caption "Potential Payments Upon Termination", as well as under the captions "Director Compensation in Fiscal 2010" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2011, to be filed with the Commission not later than 120 days after September 30, 2010.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the material under the captions "Summary of All Existing Equity Compensation Plans," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2011, to be filed with the Commission not later than 120 days after September 30, 2010.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the material under the captions "Transactions With Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2011, to be filed with the Commission not later than 120 days after September 30, 2010.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the material under the caption "Audit Fees" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2011, to be filed with the Commission not later than 120 days after September 30, 2010.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in our Annual Report to Stockholders (Exhibit 13 to this Form 10-K) on the pages indicated below and are incorporated herein by reference:
			Page
		Report of Independent Registered Public Accounting Firm	42
		Consolidated Statements of Income for the Years Ended September 30, 2010, 2009 and 2008	43
		Consolidated Balance Sheets at September 30, 2010 and 2009	44-45
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2010, 2009 and 2008	46
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008	47
		Notes to Consolidated Financial Statements	48-83
	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.
	3.	Exhibits. The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated by reference are duly noted as such.
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
		*10.1
			Consulting Services Agreement between W. H. Helmerich, III and the Company dated March 30, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.
		*10.2
			Amendment to Consulting Services Agreement between W. H. Helmerich, III and the Company dated December 26, 1990, is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
		*10.3
			Second Amendment to Consulting Services Agreement between W. H. Helmerich, III and the Company dated September 11, 2006, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed September 13, 2006, SEC File No. 001-04221.
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
10.14
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.15	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.16	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.17	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.

*10.18	Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.19
Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.20
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers are incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.21
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers are incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
10.22
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.23
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to the Company's Form 8-K filed July 7, 2007, SEC File No. 001-04221.
10.24
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.25
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
*10.26
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.27
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.28
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
13.	The Company's Annual Report to Stockholders for fiscal 2010.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2010, filed on November 24, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*
Management or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.
By	/s/ HANS HELMERICH Hans Helmerich, President and Chief Executive Officer Date: November 24, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG William L. Armstrong, Director Date: November 24, 2010	By	/s/ RANDY A. FOUTCH Randy A. Foutch, Director November 24, 2010
By	/s/ HANS HELMERICH Hans Helmerich, Director & CEO Date: November 24, 2010	By	/s/ W. H. HELMERICH, III W. H. Helmerich, III, Director Date: November 24, 2010
By	/s/ PAULA MARSHALL Paula Marshall, Director Date: November 24, 2010	By	/s/ FRANCIS ROONEY Francis Rooney, Director Date: November 24, 2010
By	/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr., Director Date: November 24, 2010	By	/s/ JOHN D. ZEGLIS John D. Zeglis, Director Date: November 24, 2010
By	/s/ JUAN PABLO TARDIO Juan Pablo Tardio (Principal Financial Officer) Date: November 24, 2010	By	/s/ GORDON K. HELM Gordon K. Helm (Principal Accounting Officer) Date: November 24, 2010

Exhibit Index

        The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 11, 2007, SEC File No. 001-04221.
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
*10.1
Consulting Services Agreement between W. H. Helmerich, III and the Company dated March 30, 1990, is incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 1996, SEC File No. 001-04221.
*10.2
Amendment to Consulting Services Agreement between W. H. Helmerich, III and the Company dated December 26, 1990, is incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
*10.3
Second Amendment to Consulting Services Agreement between W. H. Helmerich, III and the Company dated September 11, 2006, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed September 13, 2006, SEC File No. 001-04221.
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
10.14
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.15	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.16	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.17	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.18
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.19
Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.20
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers are incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.21
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers are incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
10.22
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.23
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to the Company's Form 8-K filed July 7, 2007, SEC File No. 001-04221.

Exhibit No.	Description
10.24	Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.25
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
*10.26
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.27
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.28
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
13.	The Company's Annual Report to Stockholders for fiscal 2010.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2010, filed on November 24, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*
Management or Compensatory Plan or Arrangement.