Form 10-Q
period 2010-12-31
HELMERICH & PAYNE INC
filed 2011-02-07
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2011
Common Stock, $0.10 par value	106,334,667

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$173,824	$63,020
Accounts receivable, less reserve of $831 at December 31, 2010 and $830 at September 30, 2010	412,399	457,659
Inventories	43,764	43,402
Deferred income taxes	10,146	14,282
Prepaid expenses and other	62,051	64,171
Current assets of discontinued operations	8,240	10,270
Total current assets	710,424	652,804

Investments	397,793	320,712
Property, plant and equipment, net	3,336,624	3,275,020
Other assets	20,778	16,834

Total assets	$4,465,619	$4,265,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,009	$80,534
Accrued liabilities	147,893	144,112
Current liabilities of discontinued operations	5,918	7,992
Total current liabilities	211,820	232,638

Noncurrent liabilities:
Long-term debt	350,000	360,000
Deferred income taxes	838,470	771,383
Other	99,665	91,606
Non-current liabilities of discontinued operations	2,322	2,278
Total noncurrent liabilities	1,290,457	1,225,267

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued as of December 31, 2010 and September 30, 2010 and 106,251,673 and 105,819,161 shares outstanding as of December 31, 2010 and September 30, 2010, respectively	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	193,341	191,900
Retained earnings	2,645,662	2,547,917
Accumulated other comprehensive income	132,412	84,107
Treasury stock, at cost	(18,779)	(27,165)
Total shareholders’ equity	2,963,342	2,807,465

Total liabilities and shareholders’ equity	$4,465,619	$4,265,370

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009
Operating revenues:
Drilling — U.S. Land	$476,818	$285,069
Drilling — Offshore	44,867	52,290
Drilling — International Land	68,954	55,797
Other	4,003	3,086
	594,642	396,242

Operating costs and other:
Operating costs, excluding depreciation	330,046	208,698
Depreciation	73,180	60,717
General and administrative	19,889	20,639
Research and development	3,470	1,815
Income from asset sales	(2,669)	(1,011)
	423,916	290,858

Operating income from continuing operations	170,726	105,384

Other income (expense):
Interest and dividend income	314	309
Interest expense	(4,451)	(4,694)
Other	166	15
	(3,971)	(4,370)

Income from continuing operations before income taxes	166,755	101,014
Income tax provision	62,390	37,212
Income from continuing operations	104,365	63,802

Loss from discontinued operations before income taxes	(215)	(2,868)
Income tax provision	—	(2,301)

Loss from discontinued operations	(215)	(567)

NET INCOME	$104,150	$63,235

Basic earnings per common share:
Income from continuing operations	$0.98	$0.61
Loss from discontinued operations	$—	$(0.01)
Net income	$0.98	$0.60

Diluted earnings per common share:
Income from continuing operations	$0.96	$0.60
Loss from discontinued operations	$—	$(0.01)
Net income	$0.96	$0.59

Weighted average shares outstanding:
Basic	106,031	105,575
Diluted	107,852	107,238

Dividends declared per common share	$0.06	$0.05

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$104,150	$63,235
Adjustment for loss from discontinued operations	215	567
Income from continuing operations	104,365	63,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,180	60,717
Provision for bad debt	1	2
Stock-based compensation	3,187	7,008
Other	(1)	36
Income from asset sales	(2,669)	(1,011)
Deferred income tax expense	42,080	8,235
Change in assets and liabilities-
Accounts receivable	45,259	(25,917)
Inventories	(285)	(1,645)
Prepaid expenses and other	4,910	(12,793)
Accounts payable	(24,583)	(17,755)
Accrued liabilities	(15,072)	39,229
Deferred income taxes	231	(1,066)
Other noncurrent liabilities	8,267	4,437
Net cash provided by operating activities from continuing operations	238,870	123,279
Net cash used in operating activities from discontinued operations	(215)	(963)
Net cash provided by operating activities	238,655	122,316

INVESTING ACTIVITIES:
Capital expenditures	(116,224)	(64,791)
Proceeds from asset sales	3,028	2,486
Purchase of short-term investments	—	(16)
Acquisition of TerraVici Drilling Solutions	(4,000)	—
Net cash used in investing activities from continuing operations	(117,196)	(62,321)
Net cash provided by investing activities from discontinued operations	—	37
Net cash used in investing activities	(117,196)	(62,284)

FINANCING ACTIVITIES:
Proceeds from line of credit	10,000	435,000
Payments on line of credit	(20,000)	(475,000)
Decrease in bank overdraft	—	(2,038)
Dividends paid	(6,376)	(5,287)
Exercise of stock options	2,988	(623)
Excess tax benefit from stock-based compensation	2,733	1,649
Net cash used in financing activities	(10,655)	(46,299)

Net increase in cash and cash equivalents	110,804	13,733
Cash and cash equivalents, beginning of period	63,020	96,142
Cash and cash equivalents, end of period	$173,824	$109,875

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2010

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2010	107,058	$10,706	$191,900	$2,547,917	$84,107	1,239	$(27,165)	$2,807,465

Comprehensive Income:
Net income				104,150				104,150
Other comprehensive income:
Change in value on available-for-sale securities					47,837			47,837

Amortization of net periodic benefit costs-net of actuarial gain					468			468
Total comprehensive income								152,455

Cash dividends ($.06 per share)				(6,405)				(6,405)
Exercise of stock options			(2,302)			(298)	5,290	2,988
Tax benefit of stock-based awards, including excess tax benefits of $3.1 million			3,652					3,652
Treasury stock issued for vested restricted stock			(3,096)			(135)	3,096	—
Stock-based compensation			3,187					3,187

Balance, December 31, 2010	107,058	$10,706	$193,341	$2,645,662	$132,412	806	$(18,779)	$2,963,342

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2010 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

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

Two land rigs in the U.S. Land segment met the held for sale classification criteria at December 31, 2010.  The net book value of these rigs is included in prepaid expenses and other in the Consolidated Condensed Balance Sheet as of December 31, 2010.

As more fully described in our 2010 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed. For contracts that are terminated by customers prior to the expirations of their fixed term, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.

2.               Discontinued Operations

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of eleven rigs owned by our Venezuelan subsidiary. The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations. The seizing of our assets became effective June 30, 2010 and met the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, operations from the Venezuelan subsidiary, an operating segment within the International Land segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements. All historical statements have been reclassified to conform to this presentation.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	December 31,
	2010	2009

Revenue	$—	$3,601
Loss before income taxes	(215)	(2,868)
Income tax benefit	—	2,301
Loss from discontinued operations	$(215)	$(567)

Significant categories of assets and liabilities from discontinued operations are as follows:

	December 31,	September 30,
	2010	2010
Other current assets	$8,240	$10,270
Total assets	$8,240	$10,270

Total current liabilities	$5,918	$7,992
Total noncurrent liabilities	2,322	2,278
Total liabilities	$8,240	$10,270

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

3.               Earnings per Share

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant restricted stock grants to employees and non-employee directors that contain non-forfeitable rights to receive dividends. Such grants are considered participating securities under ASC 260. As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
Numerator:
Income from continuing operations	$104,365	$63,802
Loss from discontinued operations	(215)	(567)
Net income	104,150	63,235
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(309)	(134)
Numerator for basic earnings per share:
From continuing operations	104,056	63,668
From discontinued operations	(215)	(567)
	103,841	63,101
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	5	2
Numerator for diluted earnings per share:
From continuing operations	104,061	63,670
From discontinued operations	(215)	(567)
	$103,846	$63,103
Denominator:
Denominator for basic earnings per share - weighted-average shares	106,031	105,575
Effect of dilutive shares from stock options and restricted stock	1,821	1,663
Denominator for diluted earnings per share - adjusted weighted-average shares	107,852	107,238
Basic earnings per common share:
Income from continuing operations	$0.98	$0.61
Loss from discontinued operations	—	(0.01)
Net income	$0.98	$0.60
Diluted earnings per common share:
Income from continuing operations	$0.96	$0.60
Loss from discontinued operations	—	(0.01)
Net income	$0.96	$0.59

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009

Shares excluded from calculation of diluted earnings per share	324	570
Weighted-average price per share	$47.94	$38.02

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

5.               Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities is primarily based on market quotes. The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Equity securities December 31, 2010	$129,183	$250,563	$—	$379,746
Equity securities September 30, 2010	$129,183	$174,025	$—	$303,208

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair market below original cost is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established. We review several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold. We had no sales of marketable equity available-for-sale securities during the first quarter of fiscal 2011 and 2010.

Investments in limited partnerships carried at cost were approximately $12.4 million at December 31, 2010 and September 30, 2010. The estimated fair value of the limited partnerships was $22.7 million and $22.5 million at December 31, 2010 and September 30, 2010, respectively.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $5.7 million at December 31, 2010 and $5.1 million at September 30, 2010.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at December 31, 2010 and September 30, 2010.

ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” We use the fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:

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

At December 31, 2010, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets. Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations. For these items, quoted current market prices are readily available.

At December 31, 2010, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2010:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets:
Cash and cash equivalents	$173,824	$173,824	$—	$—
Equity securities	379,746	379,746	—	—
Other current assets	23,589	23,339	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$579,159	$578,909	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
	(in thousands)

Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$373.4	$382.9

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The outstanding line of credit and short-term debt bear interest at market rates and the cost of borrowings, if any, would approximate fair value. The debt was valued using a level 2 input.

6.               Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Net income	$104,150	$63,235
Other comprehensive income:
Unrealized appreciation on securities	76,539	9,952
Income taxes	(28,702)	(3,732)
	47,837	6,220

Minimum pension liability adjustments	750	536
Income taxes	(282)	(202)
	468	334

Total comprehensive income	$152,455	$69,789

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	December 31,	September 30,
	2010	2010
Unrealized appreciation on securities	$155,549	$107,712
Unrecognized actuarial loss and prior service cost	(23,137)	(23,605)
Accumulated other comprehensive income	$132,412	$84,107

7.               Cash Dividends

The $0.06 cash dividend declared September 1, 2010, was paid December 1, 2010. On December 7, 2010, a cash dividend of $0.06 per share was declared for shareholders of record on February 15, 2011, payable March 1, 2011. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

8.               Stock-Based Compensation

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

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Compensation expense
Stock options	$2,115	$5,676
Restricted stock	1,072	1,332
	$3,187	$7,008

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2010 and 2009:

	2010	2009

Risk-free interest rate	1.9%	2.3%
Expected stock volatility	51.6%	49.9%
Dividend yield	0.5%	0.5%
Expected term (in years)	5.5	5.8

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

A summary of stock option activity under the Plan for the three months ended December 31, 2010 is presented in the following table:

	Three Months Ended December 31, 2010
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at October 1, 2010	5,572	$22.82
Granted	324	47.94
Exercised	(377)	16.64
Forfeited/Expired	—	—
Outstanding at December 31, 2010	5,519	$24.72	5.5	$131.1
Vested and expected to vest at December 31, 2010	5,434	$24.61	5.5	$129.7

Exercisable at December 31, 2010	4,203	$21.61	4.6	$112.9

The weighted-average fair value of options granted in the first quarter of fiscal 2011 was $22.20.

The total intrinsic value of options exercised during the three months ended December 31, 2010 was $10.4 million.

As of December 31, 2010, the unrecognized compensation cost related to the stock options was $14.8 million.  That cost is expected to be recognized over a weighted-average period of 3.1 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the average of the high and low price of our shares on the grant date.  As of December 31, 2010, there was $11.8 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the status of the Company’s restricted stock awards as of December 31, 2010 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2010
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2010	289	$35.23
Granted	169	47.94
Vested	(134)	33.92
Forfeited	—	—
Unvested at December 31, 2010	324	$42.41

9.               Debt

At December 31, 2010 and September 30, 2010, we had the following unsecured long-term debt outstanding (in thousands):

	December 31,	September 30,
	2010	2010
Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
Unsecured senior credit facility due December 18, 2011	—	10,000
	$350,000	$360,000
Less long-term debt due within one year	—	—
Long-term debt	$350,000	$360,000

The intermediate unsecured debt outstanding at December 31, 2010 matures over a period from August 2012 to August 2014 and carries a weighted-average interest rate of 6.53 percent, which is paid semi-annually.  The terms require that we maintain a minimum ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities, including $3 million held by a company affiliated with one of our Board members.

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

We have an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility maturing December 2011.  While we have the option to borrow at the prime rate for maturities of less than 30 days, we anticipate that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (“LIBOR”).  We pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At December 31, 2010, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.  At December 31, 2010, we had two letters of credit totaling $21.9 million under the facility and no borrowings against the facility leaving $378.1 million available to borrow.

Financial covenants in the facility require we maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The facility contains additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2010 we were in compliance with all debt covenants.

10.   Income Taxes

Our effective tax rate for the three months ended December 31, 2010 and 2009 was 37.4 percent and 36.8 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on results of operations or financial position.

11.   Acquisition of TerraVici Drilling Solutions

Pursuant to the satisfaction of a performance milestone, we paid $4.0 million during the first quarter of fiscal 2011 that was accounted for as goodwill.  The payment is shown as an investing activity in the Consolidated Condensed Statements of Cash Flows.

12.   Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $117.3 million are outstanding at December 31, 2010.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  We continue to evaluate various remedies, including any recourse we may have against Petroleos de Venezuela, S.A. (“PDVSA”), the state-owned petroleum company, or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Condensed Financial Statements.

13.         Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Mexico, Tunisia and Bahrain. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, we have aggregated our international operations into one reportable segment.  Our Venezuelan operation, which was historically an operating segment within the International Land Segment, was discontinued in the third quarter of fiscal 2010.  Consequently, its operating results are excluded from the segment data tables below for all periods presented.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Certain general and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2010, and 2009, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2010
Contract Drilling:
U.S. Land	$476,818	$—	$476,818	$158,361
Offshore	44,867	—	44,867	9,000
International Land	68,954	—	68,954	14,367
	590,639	—	590,639	181,728
Other	4,003	210	4,213	(1,151)
	594,642	210	594,852	180,577
Eliminations	—	(210)	(210)	—
Total	$594,642	$—	$594,642	$180,577

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2009
Contract Drilling:
U.S. Land	$285,069	$—	$285,069	$91,523
Offshore	52,290	—	52,290	15,106
International Land	55,797	—	55,797	11,109
	393,156	—	393,156	117,738
Other	3,086	205	3,291	(794)
	396,242	205	396,447	116,944
Eliminations	—	(205)	(205)	—
Total	$396,242	$—	$396,242	$116,944

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)

Segment operating income	$180,577	$116,944
Income from asset sales	2,669	1,011
Corporate general and administrative costs and corporate depreciation	(12,520)	(12,571)
Operating income	170,726	105,384

Other income (expense):
Interest and dividend income	314	309
Interest expense	(4,451)	(4,694)
Other	166	15
Total other income (expense)	(3,971)	(4,370)

Income from continuing operations before income taxes	$166,755	$101,014

	December 31,	September 30,
	2010	2010
	(in thousands)
Total assets
U.S. Land	$3,286,770	$3,257,382
Offshore	151,588	132,342
International Land	370,721	411,339
Other	36,608	32,525
	3,845,687	3,833,588
Investments and corporate operations	611,692	421,512
Total assets from continued operations	4,457,379	4,255,100
Discontinued operations	8,240	10,270
	$4,465,619	$4,265,370

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
Operating revenues
United States	$519,040	$326,663
Colombia	18,817	16,488
Ecuador	12,025	12,542
Argentina	13,009	11,340
Other foreign	31,751	29,209
Total	$594,642	$396,242

14.         Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2010 and 2009 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)

Interest cost	$1,116	$1,194
Expected return on plan assets	(1,185)	(1,107)
Recognized net actuarial loss	750	536
Net pension expense	$681	$623

Employer Contributions

We contributed $0.5 million to the Pension Plan during the three months ended December 31, 2010.  We estimate contributing at least $1.6 million for the remainder of fiscal 2011 to meet the minimum contribution required by law and expect additional contributions to be made to fund distributions.

Foreign Plan

We maintain an unfunded pension plan in one of the international subsidiaries.  Our pension benefit was approximately $3,000 and our pension expense was approximately $145,000 for the three months ended December 31, 2010 and 2009, respectively.

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

16.   Recently Issued Accounting Standards

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.  Effective December 15, 2009, we adopted the disclosure requirements requiring reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820, Fair Value Measurements.  The adoption had no impact on these Consolidated Condensed Financial Statements.  Effective for fiscal years beginning after December 15, 2010, a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments, will be required.  We currently believe the adoption related to Level 3 financial instruments will have no impact on the Consolidated Financial Statements.

On October 1, 2010, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (Topic 605), which amended the revenue guidance under ASC 605.  The adoption had no impact on the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2010

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2010 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets, deterioration of credit markets, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2010 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009

We reported income from continuing operations of $104.4 million ($0.96 per diluted share) from operating revenues of $594.6 million for the first quarter ended December 31, 2010, compared with income from continuing operations of $63.8 million ($0.60 per diluted share) from operating revenues of $396.2 million for the first quarter of fiscal year 2010.  In the first quarter of fiscal 2011, we had a net loss from discontinued operations of $0.2 million with no effect on a per diluted share basis.  In the first quarter of fiscal year 2010, we had a loss from discontinued operations of $0.6 million ($0.01 loss per diluted share).  Including discontinued operations, we recorded net income of $104.2 million ($0.96 per diluted share) for the first quarter ended December 31, 2010,  compared to net income of $63.2 million ($0.59 per diluted share) for the first quarter ended December 31, 2009.  Income from continued operations for the first quarter of fiscal 2011 includes approximately $1.7 million ($0.02 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the first quarter of fiscal 2010 includes approximately $0.7 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of eleven rigs owned by our Venezuelan subsidiary.  The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations. The seizing of our assets became effective June 30, 2010 and met the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements.  Therefore, operations from the Venezuelan subsidiary, an operating segment within the International Land segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements.  All historical statements have been reclassified to conform to this presentation.

We continue to evaluate various remedies, including any recourse we may have against PDVSA or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. No gain contingencies are recognized in our Condensed Consolidated Financial Statements.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	December 31,
	2010	2009

Revenue	$—	$3,601
Loss before income taxes	(215)	(2,868)
Income tax benefit	—	2,301
Loss from discontinued operations	$(215)	$(567)

Significant categories of assets and liabilities from discontinued operations are as follows:

	December 31,	September 30,
	2010	2010
Other current assets	$8,240	$10,270
Total assets	$8,240	$10,270

Total current liabilities	$5,918	$7,992
Total noncurrent liabilities	2,322	2,278
Total liabilities	$8,240	$10,270

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2010 and 2009. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2010	2009
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$476,818	$285,069
Direct operating expenses	252,238	138,355
General and administrative expense	5,855	6,661
Depreciation	60,364	48,530
Segment operating income	$158,361	$91,523

Revenue days	17,249	11,260
Average rig revenue per day	$24,952	$24,113
Average rig expense per day	$11,932	$11,083
Average rig margin per day	$13,020	$13,030
Rig utilization	84%	62%

U.S. Land segment operating income increased to $158.4 million for the first quarter of fiscal 2011 compared to $91.5 million in the same period of fiscal 2010.  Revenues were $476.8 million and $285.1 million in the first quarter of fiscal 2011 and 2010, respectively. Included in U.S. land revenues for the three months ended December 31, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $46.4 million and $13.6 million, respectively. Also included in U.S. land revenues for the first quarter of fiscal 2011 and 2010 is approximately $1.9 million and $15.6 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs® (hereinafter “FlexRig”).

Early termination related revenue and customer requested delivery delay revenue for the new FlexRigs in the comparable quarters decreased $1,281 per day.  An increase of $2,120 in the average revenue per day exclusive of early termination related revenue and customer requested delivery delay revenue was primarily due to an increase in average dayrates in the comparable quarters.

U.S. land rig utilization increased to 84 percent for the first quarter of fiscal 2011 compared to 62 percent for the first quarter of fiscal 2010.  U.S. land rig revenue days for the first quarter of fiscal 2011 were 17,249 compared with 11,260 for the same period of fiscal 2010, with an average of 187.5 and 122.4 rigs working during the first quarter of fiscal 2011 and 2010, respectively.  The increase in revenue days and average rigs working is attributable to the U.S. Land segment experiencing a steady recovery during fiscal 2010 and the addition of new FlexRigs in the segment.

At December 31, 2010, 193 out of 210 existing rigs in the U.S. Land segment were generating revenue.  Of the 193 rigs generating revenue, 130 were under fixed term contracts and 63 were working in the spot market.  At January 27, 2011, the number of existing rigs under fixed term contracts in the segment increased to 131 rigs under term contracts and the number of rigs working in the spot market increased to 67.

	Three Months Ended December 31,
	2010	2009
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$44,867	$52,290
Direct operating expenses	30,927	32,576
General and administrative expense	1,410	1,630
Depreciation	3,530	2,978
Segment operating income	$9,000	$15,106

Revenue days	587	700
Average rig revenue per day	$45,350	$52,960
Average rig expense per day	$27,285	$28,024
Average rig margin per day	$18,065	$24,936
Rig utilization	71%	85%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $7.3 million and $6.7 million for the three months ended December 31, 2010 and 2009, respectively.

At December 31, 2010, six of our nine platform rigs were active.  One of the idle rigs has a letter of intent and could begin operations in the third quarter of fiscal 2011. The rig currently located offshore Trinidad was mobilizing during the current quarter and returned to work early in the second fiscal quarter of 2011.

	Three Months Ended December 31,
	2010	2009
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$68,954	$55,797
Direct operating expenses	46,535	37,281
General and administrative expense	868	491
Depreciation	7,184	6,916
Segment operating income	$14,367	$11,109

Revenue days	1,923	1,631
Average rig revenue per day	$33,789	$32,705
Average rig expense per day	$22,164	$21,485
Average rig margin per day	$11,625	$11,220
Rig utilization	76%	58%

International Land segment operating income for the first quarter of fiscal 2011 was $14.4 million, compared to operating income of $11.1 million in the same period of fiscal 2010.  Included in International land revenues for the three months ended December 31, 2010 and 2009 are reimbursements for “out-of-pocket” expenses of $4.0 million and $2.5 million, respectively.

Revenues in the first quarter of fiscal 2011 increased by $13.2 million compared to the first quarter of fiscal 2010 as utilization increased from 58 percent to 76 percent.  The increased utilization is a result of additional rigs working in the segment during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  During the current quarter, an average of 21.1 rigs worked compared to an average of 17.9 rigs in the first quarter of fiscal 2010.  Subsequent to the first quarter of fiscal 2011, two FlexRigs will be transferred back to the U.S. Land segment.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2010 and 2009, we incurred $3.5 million and $1.8 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.  Pursuant to the satisfaction of a performance milestone, we paid $4.0 million during the first quarter of fiscal 2011.  The additional payment was accounted for as goodwill.

OTHER

General and administrative expenses decreased to $19.9 million in the first quarter of fiscal 2011 from $20.6 million in the first quarter of fiscal 2010.  Stock-based compensation expense decreased approximately $3.8 million in the first quarter of fiscal 2011 compared to the first quarter of 2010 primarily due to a change in our Long-Term Incentive Plan that was made in the first quarter of fiscal 2010 whereby stock-based compensation was accelerated and additional expense was incurred.  This decrease was primarily offset by increases in salaries, bonuses and benefit costs in the first quarter of fiscal 2011 of approximately $2.6 million.

Income tax expense increased to $62.4 million in the first quarter of fiscal 2011 from $37.2 million in the first quarter of fiscal 2010, with the effective tax rate from continuing operations increasing to 37.4 percent from 36.8 percent for the two comparable quarters.

Interest expense was $4.5 million and $4.7 million in the first quarter of fiscal 2011 and 2010, respectively. Capitalized interest, all attributable to our rig construction, was $1.7 million for both comparable quarters.  Interest expense before capitalized interest decreased $0.2 million during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to reduced borrowings under a fixed-rate credit facility obtained in July 2009 that matured in January 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $173.8 million at December 31, 2010 from $63.0 million at September 30, 2010. The following table provides a summary of cash flows for the three-month period ended December 31, (in thousands):

Net cash provided (used) by:

	2010	2009
Operating activities	$238,655	$122,316
Investing activities	(117,196)	(62,284)
Financing activities	(10,655)	(46,299)
Increase (decrease) in cash and cash equivalents	$110,804	$13,733

Operating activities

Cash flows from operating activities were approximately $238.7 million for the three months ended December 31, 2010 compared to approximately $122.3 million for the same period ended December 31, 2009. The increase in cash provided from operating activities is primarily due to an increase in net income and changes during the comparable three month periods in accounts receivable.  Accounts receivable decreased during the three months ended December 31, 2010, primarily due to the collection of $36 million for income tax recorded as a receivable at September 30, 2010.  For the three months ended December 31, 2010, accounts receivable increased $25.9 million as drilling activity improved.

Investing activities

Capital expenditures increased $51.4 million primarily attributable to the increased building of new FlexRigs.

Financing activities

During the three months ended December 31, 2010, we reduced our outstanding debt by $10.0 million compared to reductions of $40.0 million during the three months ended December 31, 2009.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents and credit facilities continue to be our significant sources of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2011.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $350.0 million at December 31, 2010. For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2010 and September 30, 2010 was $2,591 million and $2,449 million, respectively.  Approximately 66.7 percent of the December 31, 2010 backlog is not reasonably expected to be filled in fiscal 2011. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 24, 2010, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of December 31, 2010 and September 30, 2010, and the percentage of the December 31, 2010 backlog not reasonably expected to be filled in fiscal 2011:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2010	2010	Expected to be Filled in Fiscal 2011
	(in millions)

U.S. Land	$2,168	$1,999	64.7%
Offshore	131	139	75.6%
International Land	292	311	77.4%
	$2,591	$2,449

Capital Resources

During the first quarter of fiscal 2011, we announced agreements to build and operate four new FlexRigs under multi-year contracts.  In January 2011, we announced agreements to build and operate an additional eight new FlexRigs.  During the three months ended December 31, 2010, we completed seven FlexRigs that are under fixed term contracts.  An additional three FlexRigs under fixed term contracts were completed by the end of January 2011.  Like those completed in prior fiscal periods, each of these new FlexRigs are committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Given the increased number of customer commitments that we have for new FlexRigs to be completed this year, and the level of rig component orders that are required to ensure our ability to effectively respond to additional new FlexRig demand, our capital spending estimate for fiscal 2011 has increased from $600 million, as previously disclosed, to approximately $750 million.  Capital expenditures were $116.2 million and $64.8 million for the first three months of fiscal 2011 and 2010, respectively.  Capital expenditures increased from 2010 primarily due to the additional new rigs completed during the comparable quarters.

There were no other significant changes in our financial position since September 30, 2010.

MATERIAL COMMITMENTS

Material commitments as reported in our 2010 Annual Report on Form 10-K have not changed significantly at December 31, 2010.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2010 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

On October 1, 2010, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (Topic 605), which amended the revenue guidance under ASC 605.  The adoption had no impact on the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

December 31, 2010

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2010;

•                  Note 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2010, approximately 12 percent of our consolidated operating revenues were generated from the international contract drilling business. During the three months ended December 31, 2010, approximately 64 percent of the international operating revenues were from operations in South America and approximately 73 percent of South American operating revenues were from Argentina and Colombia.

Reference is made to the risk factors pertaining to currency devaluation, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2010.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2011, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 5, 9 and 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2010.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2010, filed on February 7, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 7, 2011	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: February 7, 2011	By:	/S/ JUAN PABLO TARDIO
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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2010, filed on February 7, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.