Form 10-Q
period 2011-03-31
HELMERICH & PAYNE INC
filed 2011-05-06
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2011
Common Stock, $0.10 par value	106,969,709

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$240,685	$63,020
Accounts receivable, less reserve of $761 at March 31, 2011 and $830 at September 30, 2010	433,180	457,659
Inventories	45,843	43,402
Deferred income taxes	14,198	14,282
Prepaid expenses and other	61,406	64,171
Current assets of discontinued operations	8,275	10,270
Total current assets	803,587	652,804

Investments	480,939	320,712
Property, plant and equipment, net	3,420,635	3,275,020
Other assets	20,551	16,834

Total assets	$4,725,712	$4,265,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,108	$80,534
Accrued liabilities	138,758	144,112
Current liabilities of discontinued operations	5,882	7,992
Total current liabilities	215,748	232,638

Noncurrent liabilities:
Long-term debt	350,000	360,000
Deferred income taxes	928,307	771,383
Other	102,270	91,606
Noncurrent liabilities of discontinued operations	2,393	2,278
Total noncurrent liabilities	1,382,970	1,225,267

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,057,904 shares issued as of March 31, 2011 and September 30, 2010 and 106,860,855 and 105,819,161 shares outstanding as of March 31, 2011 and September 30, 2010, respectively	10,706	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	200,095	191,900
Retained earnings	2,738,008	2,547,917
Accumulated other comprehensive income	184,083	84,107
Treasury stock, at cost	(5,898)	(27,165)
Total shareholders’ equity	3,126,994	2,807,465

Total liabilities and shareholders’ equity	$4,725,712	$4,265,370

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating revenues:
Drilling — U.S. Land	$495,459	$324,439	$972,277	$609,508
Drilling — Offshore	50,586	47,765	95,453	100,055
Drilling — International Land	54,684	61,535	123,638	117,332
Other	3,677	2,840	7,680	5,926
	604,406	436,579	1,199,048	832,821

Operating costs and other:
Operating costs, excluding depreciation	340,039	248,480	670,085	457,178
Depreciation	76,161	63,493	149,341	124,210
General and administrative	24,406	20,543	44,295	41,182
Research and development	3,640	3,342	7,110	5,157
Income from asset sales	(4,105)	(985)	(6,774)	(1,996)
	440,141	334,873	864,057	625,731

Operating income from continuing operations	164,265	101,706	334,991	207,090

Other income (expense):
Interest and dividend income	356	287	670	596
Interest expense	(5,513)	(4,038)	(9,964)	(8,732)
Other	232	23	398	38
	(4,925)	(3,728)	(8,896)	(8,098)

Income from continuing operations before income taxes	159,340	97,978	326,095	198,992
Income tax provision	60,379	23,873	122,769	61,085
Income from continuing operations	98,961	74,105	203,326	137,907

Loss from discontinued operations before income taxes	(176)	(22,744)	(391)	(25,612)
Income tax provision	(5)	4,614	(5)	2,313

Loss from discontinued operations	(171)	(27,358)	(386)	(27,925)

NET INCOME	$98,790	$46,747	$202,940	$109,982

Basic earnings per common share:
Income from continuing operations	$0.92	$0.70	$1.90	$1.30
Loss from discontinued operations	$—	$(0.26)	$—	$(0.26)
Net income	$0.92	$0.44	$1.90	$1.04

Diluted earnings per common share:
Income from continuing operations	$0.91	$0.68	$1.87	$1.28
Loss from discontinued operations	$—	$(0.25)	$—	$(0.26)
Net income	$0.91	$0.43	$1.87	$1.02

Weighted average shares outstanding:
Basic	106,515	105,711	106,270	105,642
Diluted	108,595	107,484	108,375	107,349

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$202,940	$109,982
Adjustment for loss from discontinued operations	386	27,925
Income from continuing operations	203,326	137,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,341	124,210
Provision for bad debt	3	3
Stock-based compensation	6,144	9,925
Other	(1)	143
Income from asset sales	(6,774)	(1,996)
Deferred income tax expense	95,619	23,673
Change in assets and liabilities-
Accounts receivable	24,476	(46,665)
Inventories	(2,441)	(1,193)
Prepaid expenses and other	4,037	(16,036)
Accounts payable	(17,287)	(5,655)
Accrued liabilities	(14,952)	(2,401)
Deferred income taxes	243	1,775
Other noncurrent liabilities	10,399	2,924
Net cash provided by operating activities from continuing operations	452,133	226,614
Net cash used in operating activities from discontinued operations	(386)	(1,105)
Net cash provided by operating activities	451,747	225,509

INVESTING ACTIVITIES:
Capital expenditures	(286,251)	(142,318)
Proceeds from sale of short-term investments	—	12,516
Proceeds from asset sales	17,022	3,617
Purchase of short-term investments	—	(16)
Acquisition of TerraVici Drilling Solutions	(4,000)	—
Net cash used in investing activities from continuing operations	(273,229)	(126,201)
Net cash used in investing activities from discontinued operations	—	(86)
Net cash used in investing activities	(273,229)	(126,287)

FINANCING ACTIVITIES:
Proceeds from line of credit	10,000	710,000
Payments on line of credit	(20,000)	(795,000)
Decrease in bank overdraft	—	(2,038)
Dividends paid	(12,784)	(10,587)
Exercise of stock options	11,115	309
Excess tax benefit from stock-based compensation	10,816	1,897
Net cash used in financing activities	(853)	(95,419)

Net increase in cash and cash equivalents	177,665	3,803
Cash and cash equivalents, beginning of period	63,020	96,142
Cash and cash equivalents, end of period	$240,685	$99,945

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2011

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2010	107,058	$10,706	$191,900	$2,547,917	$84,107	1,239	$(27,165)	$2,807,465

Comprehensive Income:
Net income				202,940				202,940
Other comprehensive income:
Change in value on available-for-sale securities					99,039			99,039

Amortization of net periodic benefit costs-net of actuarial gain					937			937
Total comprehensive income								302,916

Cash dividends ($.12 per share)				(12,849)				(12,849)
Exercise of stock options			(7,056)			(908)	18,171	11,115
Tax benefit of stock-based awards, including excess tax benefits of $11.7 million			12,203					12,203
Treasury stock issued for vested restricted stock			(3,096)			(134)	3,096	—
Stock-based compensation			6,144					6,144

Balance, March 31, 2011	107,058	$10,706	$200,095	$2,738,008	$184,083	197	$(5,898)	$3,126,994

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

We classified our former Venezuelan operation, an operating segment within the International Land segment, as a discontinued operation in the third quarter of fiscal 2010, as more fully described in Note 2. Accordingly, the assets and liabilities of this business, along with its results of operations, have been reclassified for all periods presented. Unless indicated otherwise, the information in the Notes to the Consolidated Condensed Financial Statements relates only to our continuing operations.

A land rig in the U.S. Land segment met the held-for-sale classification criteria at March 31, 2011.  The net book value of the rig is included in prepaid expenses and other in the Consolidated Condensed Balance Sheet as of March 31, 2011.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$—	$3,146	$—	$6,747
Loss before income taxes	(176)	(22,744)	(391)	(25,612)
Income tax provision	(5)	4,614	(5)	2,313
Loss from discontinued operations	$(171)	$(27,358)	$(386)	$(27,925)

Significant categories of assets and liabilities from discontinued operations are as follows:

	March 31,	September 30,
	2011	2010
Other current assets	$8,275	$10,270
Total assets	$8,275	$10,270

Current liabilities	$5,882	$7,992
Noncurrent liabilities	2,393	2,278
Total liabilities	$8,275	$10,270

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

3.             Earnings per Share

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant restricted stock grants to employees that contain non-forfeitable rights to receive dividends. Such grants are considered participating securities under ASC 260. As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$98,961	$74,105	$203,326	$137,907
Loss from discontinued operations	(171)	(27,358)	(386)	(27,925)
Net income	98,790	46,747	202,940	109,982
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(300)	(127)	(599)	(267)
Numerator for basic earnings per share:
From continuing operations	98,661	73,978	202,727	137,640
From discontinued operations	(171)	(27,358)	(386)	(27,925)
	98,490	46,620	202,341	109,715
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	6	2	11	4
Numerator for diluted earnings per share:
From continuing operations	98,667	73,980	202,738	137,644
From discontinued operations	(171)	(27,358)	(386)	(27,925)
	$98,496	$46,622	$202,352	$109,719
Denominator:

Denominator for basic earnings per share - weighted-average shares	106,515	105,711	106,270	105,642

Effect of dilutive shares from stock options and restricted stock	2,080	1,773	2,105	1,707

Denominator for diluted earnings per share - adjusted weighted-average shares	108,595	107,484	108,375	107,349
Basic earnings per common share:
Income from continuing operations	$0.92	$0.70	$1.90	$1.30
Loss from discontinued operations	—	(0.26)	—	(0.26)
Net income	$0.92	$0.44	$1.90	$1.04
Diluted earnings per common share:
Income from continuing operations	$0.91	$0.68	$1.87	$1.28
Loss from discontinued operations	—	(0.25)	—	(0.26)
Net income	$0.91	$0.43	$1.87	$1.02

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Shares excluded from calculation of diluted earnings per share	313	556	324	570
Weighted-average price per share	$47.94	$38.02	$47.94	$38.02

4.             Inventories

Inventories consist primarily of replacement parts and supplies held for use in our drilling operations.

5.             Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is primarily based on market quotes. The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities March 31, 2011	$129,183	$332,486	$—	$461,669
Equity securities September 30, 2010	$129,183	$174,025	$—	$303,208

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair value below original cost is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established. We review several factors to determine whether a decline in fair value is other-than-temporary. These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold. We had no sales of marketable equity available-for-sale securities during the first six months of fiscal 2011 and 2010.

Investments in limited partnerships carried at cost were approximately $12.4 million at March 31, 2011 and September 30, 2010. The estimated fair value of the limited partnerships was $22.2 million and $22.5 million at March 31, 2011 and September 30, 2010, respectively.  Subsequent to March 31, 2011, we sold our investment in a limited partnership that was carried at a cost of approximately $3.0 million and had an estimated fair value of approximately $3.9 million at March 31, 2011.  The sale will be recorded in the third quarter ending June 30, 2011.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $6.9 million at March 31, 2011 and $5.1 million at September 30, 2010.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at March 31, 2011 and September 30, 2010.

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

At March 31, 2011, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets. Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations. For these items, quoted current market prices are readily available.

At March 31, 2011, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2011:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$240,685	$240,685	$—	$—
Equity securities	461,669	461,669	—	—
Other current assets	22,511	22,261	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$726,865	$726,615	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
	(in thousands)

Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$379.2	$382.9

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

6.             Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$98,790	$46,747	$202,940	$109,982
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	81,922	(11,337)	158,461	(1,385)
Income taxes	(30,720)	4,251	(59,422)	519
	51,202	(7,086)	99,039	(866)

Minimum pension liability adjustments	750	536	1,500	1,072
Income taxes	(281)	(200)	(563)	(402)
	469	336	937	670

Total comprehensive income	$150,461	$39,997	$302,916	$109,786

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	March 31,	September 30,
	2011	2010
Unrealized appreciation on securities	$206,751	$107,712
Unrecognized actuarial loss and prior service cost	(22,668)	(23,605)
Accumulated other comprehensive income	$184,083	$84,107

7.             Cash Dividends

The $0.06 cash dividend declared December 7, 2010, was paid March 1, 2011.  On March 2, 2011, a cash dividend of $0.06 per share was declared for shareholders of record on May 13, 2011, payable June 1, 2011. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

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

In March 2006, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”).  The 2005 Plan, among other things, authorized the Board of Directors to grant nonqualified stock options, restricted stock awards, stock appreciation rights and performance units to selected employees and to non-employee Directors.  There were 324,162 shares and 169,375 shares of restricted stock awards granted in the six months ended March 31, 2011.  Effective March 2, 2011, no further common-stock based awards will be made under the 2005 Plan.  However, awards outstanding in the 2005 Plan and the 2000 Plan remain subject to the terms and conditions of those plans.

On March 2, 2011, at the Annual Meeting of Stockholders, the 2010 Long-Term Incentive Plan (the “Plan”) was approved.  The 2010 Plan, among other things, authorizes the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  As of March 31, 2011, no stock awards have been granted from the 2010 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Compensation expense
Stock options	$1,698	$1,912	$3,813	$7,588
Restricted stock	1,259	1,005	2,331	2,337
	$2,957	$2,917	$6,144	$9,925

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2011 and 2010:

	2011	2010

Risk-free interest rate	1.9%	2.3%
Expected stock volatility	51.6%	49.9%
Dividend yield	0.5%	0.5%
Expected term (in years)	5.5	5.8

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

A summary of stock option activity under the Plan for the three and six months ended March 31, 2011 is presented in the following table:

	Three Months Ended March 31, 2011
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at January 1, 2011	5,519	$24.72
Granted	—	—
Exercised	(686)	18.81
Forfeited/Expired	(4)	30.65
Outstanding at March 31, 2011	4,829	$25.56	5.6	$208.3
Vested and expected to vest at March 31, 2011	4,711	$25.39	5.5	$204.0

Exercisable at March 31, 2011	3,517	$22.16	4.6	$163.6

	Six Months Ended March 31, 2011
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2010	5,572	$22.82
Granted	324	47.94
Exercised	(1,063)	18.04
Forfeited/Expired	(4)	30.65
Outstanding at March 31, 2011	4,829	$25.56

The weighted-average fair value of options granted in the first quarter of fiscal 2011 was $22.20.  No options were granted in the second quarter of fiscal 2011.

The total intrinsic value of options exercised during the three and six months ended March 31, 2011 was $28.9 million and $39.3 million, respectively.

As of March 31, 2011, the unrecognized compensation cost related to the stock options was $13.1 million.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the average of the high and low price of our shares on the grant date.  As of March 31, 2011, there was $10.5 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of the Company’s restricted stock awards as of March 31, 2011 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2011
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2010	289	$35.23
Granted	169	47.94
Vested	(134)	33.92
Forfeited	—	—
Unvested at March 31, 2011	324	$42.41

9.             Debt

At March 31, 2011 and September 30, 2010, we had the following unsecured long-term debt outstanding (in thousands):

	March 31,	September 30,
	2011	2010
Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
Unsecured senior credit facility due December 18, 2011	—	10,000
	$350,000	$360,000
Less long-term debt due within one year	—	—
Long-term debt	$350,000	$360,000

The intermediate unsecured debt outstanding at March 31, 2011 matures over a period from August 2012 to August 2014 and carries a weighted-average interest rate of 6.53 percent, which is paid semi-annually.  The terms require that we maintain a minimum ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities, including $3 million held by a company affiliated with one of our Board members.

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

We have an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility maturing December 2011.  While we have the option to borrow at the prime rate for maturities of less than 30 days, we anticipate that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (“LIBOR”).  We pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At March 31, 2011, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.  At March 31, 2011, we had two letters of credit totaling $21.9 million under the facility and no borrowings against the facility leaving $378.1 million available to borrow. Financial covenants in the facility require we maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.

The applicable agreements for all unsecured debt described in this Note 9 contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2011, we were in compliance with all debt covenants.

10.       Income Taxes

Our effective tax rate for the first six months of fiscal 2011 and 2010 was 37.6 percent and 30.7 percent, respectively.  Our effective tax rate for the three months ended March 31, 2011 and 2010 was 37.9 percent and 24.4 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

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

12.       Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $132.1 million are outstanding at March 31, 2011.

A lawsuit has been filed against us and one of our vendors alleging patent infringement as a result of the vendor’s manufacture and sale of its control system to us and our use of that control system on our drilling rigs.  Plaintiff seeks infringement damages, trebling of damages, attorneys’ fees and a permanent injunction.  This case is currently set for trial on July 11, 2011.  We have and will continue to vigorously defend this lawsuit.  The outcome of the case remains uncertain and a loss estimate cannot be made.  If we are unsuccessful in this litigation, then the amount of damages awarded could have a material adverse effect on our financial condition and results of operations.

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

13.       Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Mexico, Tunisia and Bahrain. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, we have aggregated our international operations into one reportable segment.  Our Venezuelan operation, which was historically an operating segment within the International Land segment, was discontinued in the third quarter of fiscal 2010.  Consequently, its operating results are excluded from the segment data tables below for all periods presented.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the six months ended March 31, 2011, and 2010, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2011
Contract Drilling:
U.S. Land	$972,277	$—	$972,277	$322,650
Offshore	95,453	—	95,453	20,476
International Land	123,638	—	123,638	16,810
	1,191,368	—	1,191,368	359,936
Other	7,680	419	8,099	(2,966)
	1,199,048	419	1,199,467	356,970
Eliminations	—	(419)	(419)	—
Total	$1,199,048	$—	$1,199,048	$356,970

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2010
Contract Drilling:
U.S. Land	$609,508	$—	$609,508	$182,246
Offshore	100,055	—	100,055	28,731
International Land	117,332	—	117,332	22,893
	826,895	—	826,895	233,870
Other	5,926	410	6,336	(3,217)
	832,821	410	833,231	230,653
Eliminations	—	(410)	(410)	—
Total	$832,821	$—	$832,821	$230,653

Summarized financial information of our reportable segments for the three months ended March 31, 2011, and 2010, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2011
Contract Drilling:
U.S. Land	$495,459	$—	$495,459	$164,289
Offshore	50,586	—	50,586	11,476
International Land	54,684	—	54,684	2,443
	600,729	—	600,729	178,208
Other	3,677	209	3,886	(1,815)
	604,406	209	604,615	176,393
Eliminations	—	(209)	(209)	—
Total	$604,406	$—	$604,406	$176,393

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2010
Contract Drilling:
U.S. Land	$324,439	$—	$324,439	$90,723
Offshore	47,765	—	47,765	13,625
International Land	61,535	—	61,535	11,784
	433,739	—	433,739	116,132
Other	2,840	205	3,045	(2,423)
	436,579	205	436,784	113,709
Eliminations	—	(205)	(205)	—
Total	$436,579	$—	$436,579	$113,709

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes and equity in income of affiliate as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Segment operating income	$176,393	$113,709	$356,970	$230,653
Income from asset sales	4,105	985	6,774	1,996
Corporate general and administrative costs and corporate depreciation	(16,233)	(12,988)	(28,753)	(25,559)
Operating income	164,265	101,706	334,991	207,090

Other income (expense):
Interest and dividend income	356	287	670	596
Interest expense	(5,513)	(4,038)	(9,964)	(8,732)
Other	232	23	398	38
Total other income (expense)	(4,925)	(3,728)	(8,896)	(8,098)

Income from continuing operations before income taxes	$159,340	$97,978	$326,095	$198,992

	March 31,	September 30,
	2011	2010
	(in thousands)
Total assets
U.S. Land	$3,429,814	$3,257,382
Offshore	145,316	132,342
International Land	339,042	411,339
Other	36,065	32,525
	3,950,237	3,833,588
Investments and corporate operations	767,200	421,512
Total assets from continued operations	4,717,437	4,255,100
Discontinued operations	8,275	10,270
	$4,725,712	$4,265,370

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Operating revenues
United States	$535,582	$361,094	$1,054,622	$687,757
Colombia	19,758	13,463	38,575	29,951
Ecuador	8,092	13,444	20,117	25,986
Argentina	11,889	15,380	24,898	26,720
Other foreign	29,085	33,198	60,836	62,407
Total	$604,406	$436,579	$1,199,048	$832,821

14.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2011 and 2010 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Interest cost	$1,116	$1,194	$2,232	$2,388
Expected return on plan assets	(1,185)	(1,107)	(2,370)	(2,214)
Recognized net actuarial loss	750	536	1,500	1,072
Net pension expense	$681	$623	$1,362	$1,246

Employer Contributions

We contributed $1.0 million to the Pension Plan during the six months ended March 31, 2011 and $0.5 million subsequently.  We intend to contribute at least $1.0 million for the remainder of fiscal 2011 to meet the minimum contribution required by law and we may contribute additional amounts of up to $8.0 million.

Foreign Plan

We maintain an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $344,000 and approximately $122,000 for the three months ended March 31, 2011 and 2010, respectively.  Pension expense was approximately $341,000 and $267,000 for the six months ended March 31, 2011 and 2010, respectively.

15.       Risk Factors

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of land and equipment as well as expropriation of a particular oil company’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

17.       Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through the date these Consolidated Condensed Financial Statements were issued, and have determined we have no recognized subsequent events.

As discussed in Note 5 of the Consolidated Condensed Financial Statements, subsequent to March 31, 2011, we sold our investment in a limited partnership that was carried at a cost of approximately $3.0 million and had an estimated fair value of approximately $3.9 million at March 31, 2011.  The sale will be recorded in the third quarter ending June 30, 2011.

Subsequent to March 31, 2011, we classified two idle conventional rigs from our U.S. Land segment as held-for-sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2011

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

We reported income from continuing operations of $99.0 million ($0.91 per diluted share) from operating revenues of $604.4 million for the second quarter ended March 31, 2011, compared with income from continuing operations of $74.1 million ($0.68 per diluted share) from operating revenues of $436.6 million for the second quarter of fiscal year 2010.  In the second quarter of fiscal 2011, we had a net loss from discontinued operations of $0.2 million with no effect on a per diluted share basis.  In the second quarter of fiscal year 2010, we had a net loss from discontinued operations of $27.4 million ($0.25 loss per diluted share).  Including discontinued operations, we recorded net income of $98.8 million ($0.91 per diluted share) for the second quarter ended March 31, 2011, compared to net income of $46.7 million ($0.43 per diluted share) for the second quarter ended March 31, 2010.  Income from continued operations for the second quarter of fiscal 2011 includes approximately $2.6 million ($0.02 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the second quarter of fiscal 2010 includes approximately $0.6 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2011	2010

Revenue	$—	$3,146
Loss before income taxes	(176)	(22,744)
Income tax provision	(5)	4,614
Loss from discontinued operations	$(171)	$(27,358)

Significant categories of assets and liabilities from discontinued operations are as follows:

	March 31,	September 30,
	2011	2010
Other current assets	$8,275	$10,270
Total assets	$8,275	$10,270

Current liabilities	$5,882	$7,992
Noncurrent liabilities	2,393	2,278
Total liabilities	$8,275	$10,270

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2011 and 2010.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of  “out-of-pocket”  expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$495,459	$324,439
Direct operating expenses	260,834	176,424
General and administrative expense	6,388	6,074
Depreciation	63,948	51,218
Segment operating income	$164,289	$90,723

Revenue days	17,797	13,114
Average rig revenue per day	$25,640	$23,382
Average rig expense per day	$12,457	$12,095
Average rig margin per day	$13,183	$11,287
Rig utilization	85%	70%

U.S. Land segment operating income increased to $164.3 million for the second quarter of fiscal 2011 compared to $90.7 million in the same period of fiscal 2010.  Revenues were $495.5 million and $324.4 million in the second quarter of fiscal 2011 and 2010, respectively. Included in U.S. land revenues for the three months ended March 31, 2011 and 2010 are reimbursements for  “out-of-pocket”  expenses of $39.1 million and $17.8 million, respectively. Also included in U.S. land revenues for the second quarter of fiscal 2011 and 2010 is approximately $1.3 million and $10.4 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs® (hereinafter “FlexRig”).

Segment operating income and average rig margin increased in the comparable quarters as rig utilization and average dayrates increased.  U.S. land rig utilization increased to 85 percent for the second quarter of fiscal 2011 compared to 70 percent for the second quarter of fiscal 2010.  U.S. land rig revenue days for the second quarter of fiscal 2011 were 17,797 compared with 13,114 for the same period of fiscal 2010, with an average of 197.7 and 145.7 rigs working during the second quarter of fiscal 2011 and 2010, respectively.  The increase in revenue days and average rigs working is attributable to the U.S. Land segment experiencing a steady recovery during fiscal 2010 and 2011, and the addition of new FlexRigs in the segment since March 31, 2010.

At March 31, 2011, 205 out of 237 existing rigs in the U.S. Land segment were generating revenue.  Of the 205 rigs generating revenue, 136 were under fixed term contracts and 69 were working in the spot market.  At April 28, 2011, the number of existing rigs under fixed term contracts in the segment increased to 137 rigs under term contracts and the number of rigs working in the spot market increased to 71.

In the second quarter of fiscal 2011, three idle conventional rigs were sold from the U.S. Land fleet.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$50,586	$47,765
Direct operating expenses	33,936	29,696
General and administrative expense	1,553	1,478
Depreciation	3,621	2,966
Segment operating income	$11,476	$13,625

Revenue days	618	660
Average rig revenue per day	$52,507	$48,225
Average rig expense per day	$28,760	$25,202
Average rig margin per day	$23,747	$23,023
Rig utilization	76%	81%

Offshore revenues include reimbursements for  “out-of-pocket”  expenses of $8.1 million and $5.9 million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, seven of our nine platform rigs were active.  One of the idle rigs has a letter of intent and could begin operations in the third quarter of fiscal 2011. The rig currently located offshore Trinidad returned to work early in the second fiscal quarter of 2011.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$54,684	$61,535
Direct operating expenses	44,793	41,980
General and administrative expense	940	716
Depreciation	6,508	7,055
Segment operating income	$2,443	$11,784

Revenue days	1,421	1,766
Average rig revenue per day	$33,043	$33,283
Average rig expense per day	$25,937	$22,116
Average rig margin per day	$7,106	$11,167
Rig utilization	64%	73%

International Land segment operating income for the second quarter of fiscal 2011 was $2.4 million, compared to operating income of $11.8 million in the same period of fiscal 2010.  Included in International land revenues for the three months ended March 31, 2011 and 2010 are reimbursements for  “out-of-pocket”  expenses of $7.7 million and $2.8 million, respectively.

Revenues in the second quarter of fiscal 2011 decreased by $6.9 million compared to the second quarter of fiscal 2010 as utilization decreased to 64 percent from 73 percent.  The decreased revenue and utilization is primarily the result of rigs transferring back to the U.S. Land segment during late fiscal 2010 and during the first and second quarters of fiscal 2011.  During the current quarter, an average of 15.8 rigs worked compared to an average of 19.6 rigs in the second quarter of fiscal 2010.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2011 and 2010, we incurred $3.6 million and $3.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $24.4 million in the second quarter of fiscal 2011 from $20.5 million in the second quarter of fiscal 2010.  The increase is primarily due to increases in salaries and benefit costs of approximately $2.1 million associated with growth in the number of employees and increases in wages and medical costs effective January 1, 2011.  The remaining increase is primarily due to higher corporate overhead associated with supporting continued growth of our drilling business.

Income from asset sales was $4.1 million in the second quarter of fiscal 2011, compared to $1.0 million in the same period of fiscal 2010.  The increase of $3.1 million in the second quarter of fiscal 2011 is primarily due to the sale of three idle U.S. land conventional rigs and the sale of drill pipe used in the ordinary course of business.

Income tax expense increased to $60.4 million in the second quarter of fiscal 2011 from $23.9 million in the second quarter of fiscal 2010, with the effective tax rate from continuing operations increasing to 37.9 percent from 24.4 percent for the two comparable quarters.

Interest expense was $5.5 million and $4.0 million in the second quarter of fiscal 2011 and 2010, respectively. Capitalized interest, all attributable to our rig construction, was $1.8 million for both comparable quarters.  Interest expense before capitalized interest increased $1.5 million during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The increase is primarily due to $1.7 million accrued for settlement of a lawsuit offset with reduced borrowings.

Six Months Ended March 31, 2011 vs. Six Months Ended March 31, 2010

We reported income from continuing operations of $203.3 million ($1.87 per diluted share) from operating revenues of $1,199.0 million for the six months ended March 31, 2011, compared with income from continuing operations of $137.9 million ($1.28 per diluted share) from operating revenues of $832.8 million for the first six months of fiscal year 2010.  For the first six months of fiscal 2011, we had a net loss from discontinued operations of $0.4 million with no effect on a per diluted share basis.  For the first six months of fiscal year 2010, we had a net loss from discontinued operations of $27.9 million ($0.26 loss per diluted share).  Including discontinued operations, we recorded net income of $202.9 million ($1.87 per diluted share) for the six months ended March 31, 2011, compared to net income of $110.0 million ($1.02 per diluted share) for the six months ended March 31, 2010.  Income from continued operations for the first six months of fiscal 2011 includes approximately $4.3 million ($0.04 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the first six months of fiscal 2010 includes approximately $1.3 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

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

Summarized operating results from discontinued operations are as follows:

	Six Months Ended
	March 31,
	2011	2010

Revenue	$—	$6,747
Loss before income taxes	(391)	(25,612)
Income tax provision	(5)	2,313
Loss from discontinued operations	$(386)	$(27,925)

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2011 and 2010.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2011	2010
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$972,277	$609,508
Direct operating expenses	513,072	314,779
General and administrative expense	12,243	12,735
Depreciation	124,312	99,748
Segment operating income	$322,650	$182,246

Revenue days	35,046	24,374
Average rig revenue per day	$25,301	$23,719
Average rig expense per day	$12,198	$11,627
Average rig margin per day	$13,103	$12,092
Rig utilization	84%	66%

U.S. Land segment operating income increased to $322.7 million for the first six months of fiscal 2011 compared to $182.2 million in the same period of fiscal 2010.  Revenues were $972.3 million and $609.5 million for the first six months of fiscal 2011 and 2010, respectively. Included in U.S. land revenues for the six months ended March 31, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $85.6 million and $31.4 million, respectively. Also included in U.S. land revenues for the first six months of fiscal 2011 and 2010 is approximately $3.1 million and $26.1 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs.

Early termination related revenue and customer requested delivery delay revenue for the new FlexRigs in the comparable periods decreased $980 per day.  An increase of $2,562 in the average revenue per day exclusive of early termination related revenue and customer requested delivery delay revenue was primarily due to an increase in average dayrates in the comparable periods.

The increase in average rig margin per day in the comparable periods was primarily attributable to the increases in average dayrates and increased revenue days.  U.S. land rig utilization increased to 84 percent for the first six months of fiscal 2011 compared to 66 percent for the first six months of fiscal 2010.  U.S. land rig revenue days for the first six months of fiscal 2011 were 35,046 compared with 24,374 for the same period of fiscal 2010, with an average of 192.6 and 133.9 rigs working during the first six months of fiscal 2011 and 2010, respectively.  The increase in revenue days and average rigs working is attributable to the U.S. Land segment experiencing a steady recovery during fiscal 2010 and 2011, and the addition of new FlexRigs in the segment.

At March 31, 2011, 205 out of 237 existing rigs in the U.S. Land segment were generating revenue.  Of the 205 rigs generating revenue, 136 were under fixed term contracts and 69 were working in the spot market.  At April 28, 2011, the number of existing rigs under fixed term contracts in the segment increased to 137 rigs under term contracts and the number of rigs working in the spot market increased to 71.

In the second quarter of fiscal 2011, three idle conventional rigs were sold from the U.S. Land fleet.

	Six Months Ended March 31,
	2011	2010
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$95,453	$100,055
Direct operating expenses	64,863	62,272
General and administrative expense	2,963	3,108
Depreciation	7,151	5,944
Segment operating income	$20,476	$28,731

Revenue days	1,205	1,360
Average rig revenue per day	$49,021	$50,662
Average rig expense per day	$28,042	$26,654
Average rig margin per day	$20,979	$24,008
Rig utilization	74%	83%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $15.4 million and $12.6 million for the six months ended March 31, 2011 and 2010, respectively.

Revenues and segment operating income declined in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 primarily as a result of decreased revenue days.  The decrease in revenue days is due to stacking a rig early in fiscal 2011 compared to working all of the first six months of fiscal 2010.

At March 31, 2011, seven of our nine platform rigs were active.  One of the idle rigs has a letter of intent and could begin operations in the third quarter of fiscal 2011. The rig currently located offshore Trinidad returned to work early in the second fiscal quarter of 2011.

	Six Months Ended March 31,
	2011	2010
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$123,638	$117,332
Direct operating expenses	91,328	79,261
General and administrative expense	1,808	1,207
Depreciation	13,692	13,971
Segment operating income	$16,810	$22,893

Revenue days	3,344	3,397
Average rig revenue per day	$33,472	$33,006
Average rig expense per day	$23,767	$21,814
Average rig margin per day	$9,705	$11,192
Rig utilization	71%	65%

International Land segment operating income for the first six months of fiscal 2011 was $16.8 million, compared to operating income of $22.9 million in the same period of fiscal 2010.  Included in International land revenues for the six months ended March 31, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $11.7 million and $5.2 million, respectively.

Segment operating income decreased $6.1 million and average rig margin decreased $1,487 in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 primarily as a result of labor union interruptions in one country and idle rigs incurring fixed expenses in other locations.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2011 and 2010, we incurred $7.1 million and $5.2 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.  Pursuant to the satisfaction of a performance milestone, we paid $4.0 million during the first quarter of fiscal 2011.  The additional payment was accounted for as goodwill.

OTHER

General and administrative expenses increased to $44.3 million in the first six months of fiscal 2011 from $41.2 million in the first six months of fiscal 2010.  Stock-based compensation expense decreased approximately $3.8 million in the first six months of fiscal 2011 compared to the first six months of 2010 primarily due to a change under our 2005 Long-Term Incentive Plan that was made in the first quarter of fiscal 2010 whereby stock-based compensation was accelerated and additional expense was incurred.  This decrease was primarily offset by increases in salaries, bonuses and benefit costs in the first six months of fiscal 2011 of approximately $4.6 million.  The remaining increase is primarily due to higher corporate overhead associated with supporting continuing growth of our drilling business.

Income from asset sales was $6.8 million for the first six months of fiscal 2011, compared to $2.0 million in the same period of fiscal 2010.  The increase of $4.8 million in fiscal 2011 is due to the sale of three idle U.S. land conventional rigs and the sale of drill pipe used in the ordinary course of business.

Income tax expense increased to $122.8 million in the first six months of fiscal 2011 from $61.1 million in the first six months of fiscal 2010, with the effective tax rate from continuing operations increasing to 37.6 percent from 30.7 percent for the two comparable periods.

Interest expense was $10.0 million and $8.7 million in the first six months of fiscal 2011 and 2010, respectively. Capitalized interest, all attributable to our rig construction, was $3.6 and $3.5 million, respectively, for both comparable periods.  Interest expense before capitalized interest increased $1.4 million during the first six months of fiscal 2011 compared to the first six months of fiscal 2010 primarily due to $1.7 million accrued for settlement of a lawsuit offset with reduced borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $240.7 million at March 31, 2011 from $63.0 million at September 30, 2010. The following table provides a summary of cash flows for the six-month period ended March 31, (in thousands):

Net cash provided (used) by:

	2011	2010
Operating activities	$451,747	$225,509
Investing activities	(273,229)	(126,287)
Financing activities	(853)	(95,419)
Increase (decrease) in cash and cash equivalents	$177,665	$3,803

Operating activities

Cash flows from operating activities were approximately $451.7 million for the six months ended March 31, 2011 compared to approximately $225.5 million for the same period ended March 31, 2010. The increase in cash provided from operating activities is primarily due to an increase in net income and changes during the comparable six month periods in accounts receivable.  Accounts receivable decreased during the six months ended March 31, 2011, primarily due to the collection of $36 million for income tax recorded as a receivable at September 30, 2010.  Accounts receivable increased $46.7 million for the six months ended March 31, 2010 as drilling activity improved.

Investing activities

Capital expenditures increased $143.9 million primarily attributable to the increased building of new FlexRigs.

Financing activities

During the six months ended March 31, 2011, we reduced our outstanding debt by $10.0 million compared to reductions of $85.0 million during the six months ended March 31, 2010.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents and credit facilities continue to be our significant sources of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2011.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $350.0 million at March 31, 2011. For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2011 and September 30, 2010 was $2,885 million and $2,449 million, respectively.  The increase in backlog at March 31, 2011 from September 30, 2010 is primarily due to the execution of additional long-term contracts for the operation of new FlexRigs.  Approximately 77.5 percent of the March 31, 2011 backlog is not reasonably expected to be filled in fiscal 2011. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 24, 2010, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of March 31, 2011 and September 30, 2010, and the percentage of the March 31, 2011 backlog not reasonably expected to be filled in fiscal 2011:

	Three Months Ended
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2011	2010	Expected to be Filled in Fiscal 2011
	(in millions)

U.S. Land	$2,423	$1,999	76.3%
Offshore	119	139	82.4%
International Land	343	311	84.3%
	$2,885	$2,449

Capital Resources

During the first six months of fiscal 2011, we announced agreements to build and operate 18 new FlexRigs under multi-year contracts.  In April 2011, we announced agreements to build and operate an additional eight new FlexRigs.  During the six months ended March 31, 2011, we completed 16 FlexRigs that are under fixed term contracts.  An additional three FlexRigs under fixed term contracts were completed by the end of April 2011.  Like those completed in prior fiscal periods, each of these new FlexRigs are committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Given the increased number of customer commitments that we have for new FlexRigs to be completed this year, our capital spending estimate for fiscal 2011 is $850 million but the actual spending level may vary depending primarily on the timing of procurement related to our ongoing construction of new FlexRigs.  Capital expenditures were $286.3 million and $142.3 million for the first six months of fiscal 2011 and 2010, respectively.  Capital expenditures increased from 2010 primarily due to the additional new rigs completed during the comparable quarters.

There were no other significant changes in our financial position since September 30, 2010.

MATERIAL COMMITMENTS

Material commitments as reported in our 2010 Annual Report on Form 10-K have not changed significantly at March 31, 2011.

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

March 31, 2011

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Pending Investigation by the U.S. Attorney. In May 2010, one of our employees reported certain possible choke manifold testing irregularities at one offshore platform rig.  Operations were promptly suspended on that rig after receiving the employee’s report.  The Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement) was promptly notified of the employee’s report and it conducted an initial investigation of this matter.  Upon conclusion of the initial investigation, we were permitted to resume normal operations on the rig.  Also, we promptly commenced an internal investigation of the employee’s allegations. Our internal investigation found that certain employees on the rig failed to follow our policies and procedures, which resulted in termination of those employees. The U.S. Attorney for the Eastern District of Louisiana has commenced a grand jury investigation, which is ongoing.  We received, and have complied with, a subpoena for documents in connection with that investigation. Certain of our employees have testified or are scheduled to testify before the grand jury. In late April 2011, the Company was advised that it is a subject of this investigation. Although we presently believe that this matter will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of this investigation.

ITEM 1A.  RISK FACTORS

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of land and equipment as well as expropriation of a particular oil company’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2011, approximately 10 percent of our consolidated operating revenues were generated from the international contract drilling business. During the six months ended March 31, 2011, approximately 68 percent of the international operating revenues were from operations in South America and approximately 76 percent of South American operating revenues were from Argentina and Colombia.

Reference is made to the risk factors pertaining to currency devaluation, interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2010.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2011, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 5, 9 and 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

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

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 26, 2011).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2011, filed on May 6, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: May 6, 2011	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date: May 6, 2011	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 26, 2011).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2011, filed on May 6, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.