Form 10-Q
period 2011-06-30
HELMERICH & PAYNE INC
filed 2011-08-08
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2011
Common Stock, $0.10 par value	107,085,324

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$288,065	$63,020
Accounts receivable, less reserve of $761 at June 30, 2011 and $830 at September 30, 2010	444,214	457,659
Inventories	48,911	43,402
Deferred income taxes	19,535	14,282
Prepaid expenses and other	74,253	64,171
Current assets of discontinued operations	7,631	10,270
Total current assets	882,609	652,804

Investments	453,046	320,712
Property, plant and equipment, net	3,553,743	3,275,020
Other assets	21,638	16,834

Total assets	$4,911,036	$4,265,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,312	$80,534
Accrued liabilities	182,427	144,112
Current liabilities of discontinued operations	5,170	7,992
Total current liabilities	261,909	232,638

Noncurrent liabilities:
Long-term debt	350,000	360,000
Deferred income taxes	984,767	771,383
Other	91,661	91,606
Noncurrent liabilities of discontinued operations	2,461	2,278
Total noncurrent liabilities	1,428,889	1,225,267

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,144,058 and 107,057,904 shares issued as of June 30, 2011 and September 30, 2010, respectively and 106,986,909 and 105,819,161 shares outstanding as of June 30, 2011 and September 30, 2010, respectively	10,714	10,706
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	205,009	191,900
Retained earnings	2,840,315	2,547,917
Accumulated other comprehensive income	168,904	84,107
Treasury stock, at cost	(4,704)	(27,165)
Total shareholders’ equity	3,220,238	2,807,465

Total liabilities and shareholders’ equity	$4,911,036	$4,265,370

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues:
Drilling — U.S. Land	$539,372	$366,989	$1,511,649	$976,497
Drilling — Offshore	54,569	53,131	150,022	153,186
Drilling — International Land	46,051	60,045	169,689	177,377
Other	4,103	3,219	11,783	9,145
	644,095	483,384	1,843,143	1,316,205

Operating costs and other:
Operating costs, excluding depreciation	365,586	285,583	1,035,671	742,761
Depreciation	79,109	65,208	228,450	189,418
General and administrative	24,071	20,114	68,366	61,296
Research and development	4,399	3,254	11,509	8,411
Income from asset sales	(3,488)	(2,249)	(10,262)	(4,245)
	469,677	371,910	1,333,734	997,641

Operating income from continuing operations	174,418	111,474	509,409	318,564

Other income (expense):
Interest and dividend income	903	940	1,573	1,536
Interest expense	(3,221)	(3,961)	(13,185)	(12,693)
Gain on sale of investment securities	913	—	913	—
Other	(190)	215	208	253
	(1,595)	(2,806)	(10,491)	(10,904)

Income from continuing operations before income taxes	172,823	108,668	498,918	307,660
Income tax provision	62,995	43,785	185,764	104,870
Income from continuing operations	109,828	64,883	313,154	202,790

Loss from discontinued operations before income taxes	(2)	(101,548)	(393)	(127,160)
Income tax provision	—	50	(5)	2,363

Loss from discontinued operations	(2)	(101,598)	(388)	(129,523)

NET INCOME (LOSS)	$109,826	$(36,715)	$312,766	$73,267

Basic earnings per common share:
Income from continuing operations	$1.02	$0.61	$2.93	$1.92
Loss from discontinued operations	$—	$(0.96)	$—	$(1.23)
Net income (loss)	$1.02	$(0.35)	$2.93	$0.69

Diluted earnings per common share:
Income from continuing operations	$1.01	$0.61	$2.87	$1.89
Loss from discontinued operations	$—	$(0.95)	$—	$(1.21)
Net income (loss)	$1.01	$(0.34)	$2.87	$0.68

Weighted average shares outstanding:
Basic	106,962	105,743	106,501	105,676
Diluted	108,784	107,444	108,550	107,400

Dividends declared per common share	$0.07	$0.06	$0.19	$0.16

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$312,766	$73,267
Adjustment for loss from discontinued operations	388	129,523
Income from continuing operations	313,154	202,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	228,450	189,418
Provision for bad debt	3	4
Stock-based compensation	9,114	12,874
Other	3	79
Gain on sale of investment securities	(913)	—
Income from asset sales	(10,262)	(4,245)
Deferred income tax expense	155,630	36,714
Change in assets and liabilities-
Accounts receivable	13,442	(101,055)
Inventories	(6,204)	(3,961)
Prepaid expenses and other	(7,040)	(11,739)
Accounts payable	(14,379)	(6,785)
Accrued liabilities	15,247	20,025
Deferred income taxes	209	(527)
Other noncurrent liabilities	377	952
Net cash provided by operating activities from continuing operations	696,831	334,544
Net cash used in operating activities from discontinued operations	(388)	(1,507)
Net cash provided by operating activities	696,443	333,037

INVESTING ACTIVITIES:
Capital expenditures	(493,776)	(220,200)
Proceeds from sale of short-term investments	—	12,516
Proceeds from sale of investment securities	3,932	—
Proceeds from asset sales	21,738	6,297
Purchase of short-term investments	—	(16)
Acquisition of TerraVici Drilling Solutions	(4,000)	—
Net cash used in investing activities from continuing operations	(472,106)	(201,403)
Net cash used in investing activities from discontinued operations	—	(55)
Net cash used in investing activities	(472,106)	(201,458)

FINANCING ACTIVITIES:
Proceeds from line of credit	10,000	835,000
Payments on line of credit	(20,000)	(970,000)
Increase (decrease) in bank overdraft	4,844	(2,038)
Dividends paid	(19,222)	(15,891)
Exercise of stock options	13,734	(391)
Excess tax benefit from stock-based compensation	11,352	3,316
Net cash provided by (used in) financing activities	708	(150,004)

Net increase (decrease) in cash and cash equivalents	225,045	(18,425)
Cash and cash equivalents, beginning of period	63,020	96,142
Cash and cash equivalents, end of period	$288,065	$77,717

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2011

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2010	107,058	$10,706	$191,900	$2,547,917	$84,107	1,239	$(27,165)	$2,807,465

Comprehensive Income:
Net income				312,766				312,766
Other comprehensive income:
Change in value on available-for-sale securities					83,391			83,391

Amortization of net periodic benefit costs-net of actuarial gain					1,406			1,406
Total comprehensive income								397,563

Cash dividends ($.19 per share)				(20,368)				(20,368)
Exercise of stock options	86	8	(5,639)			(948)	19,365	13,734
Tax benefit of stock-based awards, including excess tax benefits of $12.2 million			12,730					12,730
Treasury stock issued for vested restricted stock			(3,096)			(134)	3,096	—
Stock-based compensation			9,114					9,114

Balance, June 30, 2011	107,144	$10,714	$205,009	$2,840,315	$168,904	157	$(4,704)	$3,220,238

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

Three land rigs in the U.S. Land segment met the held-for-sale classification criteria at June 30, 2011.  The net book value of the rigs are included in prepaid expenses and other in the Consolidated Condensed Balance Sheet as of June 30, 2011.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$—	$6,787	$—	$13,534
Loss before income taxes	(2)	(101,548)	(393)	(127,160)
Income tax provision	—	(50)	5	(2,363)
Loss from discontinued operations	$(2)	$(101,598)	$(388)	$(129,523)

Significant categories of assets and liabilities from discontinued operations are as follows:

	June 30,	September 30,
	2011	2010
Other current assets	$7,631	$10,270
Total assets	$7,631	$10,270

Current liabilities	$5,170	$7,992
Noncurrent liabilities	2,461	2,278
Total liabilities	$7,631	$10,270

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$109,828	$64,883	$313,154	$202,790
Loss from discontinued operations	(2)	(101,598)	(388)	(129,523)
Net income (loss)	109,826	(36,715)	312,766	73,267
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(332)	99	(931)	(188)
Numerator for basic earnings per share:
From continuing operations	109,496	64,982	312,223	202,602
From discontinued operations	(2)	(101,598)	(388)	(129,523)
	109,494	(36,616)	311,835	73,079
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	5	(2)	17	2
Numerator for diluted earnings per share:
From continuing operations	109,501	64,980	312,240	202,604
From discontinued operations	(2)	(101,598)	(388)	(129,523)
	$109,499	$(36,618)	$311,852	$73,081
Denominator:
Denominator for basic earnings per share - weighted-average shares	106,962	105,743	106,501	105,676
Effect of dilutive shares from stock options and restricted stock	1,822	1,701	2,049	1,724
Denominator for diluted earnings per share - adjusted weighted-average shares	108,784	107,444	108,550	107,400
Basic earnings per common share:
Income from continuing operations	$1.02	$0.61	$2.93	$1.92
Loss from discontinued operations	—	(0.96)	—	(1.23)
Net income (loss)	$1.02	$(0.35)	$2.93	$0.69
Diluted earnings per common share:
Income from continuing operations	$1.01	$0.61	$2.87	$1.89
Loss from discontinued operations	—	(0.95)	—	(1.21)
Net income (loss)	$1.01	$(0.34)	$2.87	$0.68

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Shares excluded from calculation of diluted earnings per share	—	554	323	568
Weighted-average price per share	$—	$38.02	$47.94	$38.02

4.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in our drilling operations.

5.               Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is primarily based on market quotes. The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Nonqualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities June 30, 2011	$129,183	$307,449	$—	$436,632
Equity securities September 30, 2010	$129,183	$174,025	$—	$303,208

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair value below original cost is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established. We review several factors to determine whether a decline in fair value is other-than-temporary. These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold. We had no sales of marketable equity available-for-sale securities during the first nine months of fiscal 2011 and 2010.

Investments in limited partnerships carried at cost were approximately $9.4 million and $12.4 million at June 30, 2011 and September 30, 2010, respectively. The estimated fair value of the limited partnerships was $18.3 million and $22.5 million at June 30, 2011 and September 30, 2010, respectively.  During the third quarter ending June 30, 2011, we sold our investment in a limited partnership that was carried at a cost of approximately $3.0 million and had a fair value of approximately $3.9 million at the date of the sale.  A gross realized gain of approximately $0.9 million is included in the Consolidated Condensed Statements of Operations.

Assets held in the Nonqualified Supplemental Savings Plan are carried at fair market value which totaled $7.1 million at June 30, 2011 and $5.1 million at September 30, 2010.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at June 30, 2011 and September 30, 2010.

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

At June 30, 2011, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets. Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations. For these items, quoted current market prices are readily available.

At June 30, 2011, financial instruments utilizing Level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of June 30, 2011:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$288,065	$288,065	$—	$—
Equity securities	436,632	436,632	—	—
Other current assets	21,823	21,573	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$748,520	$748,270	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
	(in thousands)

Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$376.6	$382.9

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

6.               Comprehensive Income

Comprehensive income (loss), net of related income taxes, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$109,826	$(36,715)	$312,766	$73,267
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on securities	(25,037)	(80,736)	133,424	(82,121)
Income taxes	9,389	30,276	(50,033)	30,795
	(15,648)	(50,460)	83,391	(51,326)

Minimum pension liability adjustments	751	536	2,251	1,608
Income taxes	(282)	(201)	(845)	(603)
	469	335	1,406	1,005

Total comprehensive income (loss)	$94,647	$(86,840)	$397,563	$22,946

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	June 30,	September 30,
	2011	2010
Unrealized appreciation on securities	$191,103	$107,712
Unrecognized actuarial loss and prior service cost	(22,199)	(23,605)
Accumulated other comprehensive income	$168,904	$84,107

7.               Cash Dividends

The $0.06 cash dividend declared March 2, 2011, was paid June 1, 2011.  On June 1, 2011, a cash dividend of $0.07 per share was declared for shareholders of record on August 15, 2011, payable September 1, 2011. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

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

In March 2006, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”).  The 2005 Plan, among other things, authorized the Board of Directors to grant nonqualified stock options, restricted stock awards, stock appreciation rights and performance units to selected employees and to non-employee Directors.  There were 324,162 nonqualified stock options and 169,375 shares of restricted stock awards granted in the nine months ended June 30, 2011.  Effective March 2, 2011, no further common-stock based awards will be made under the 2005 Plan.  However, awards outstanding in the 2005 Plan and the Company’s 2000 Stock Incentive Plan remain subject to the terms and conditions of those plans.

On March 2, 2011, at the Annual Meeting of Stockholders, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved.  The 2010 Plan, among other things, authorizes the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  As of June 30, 2011, no stock awards have been granted from the 2010 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Compensation expense
Stock options	$1,696	$1,933	$5,509	$9,521
Restricted stock	1,274	1,016	3,605	3,353
	$2,970	$2,949	$9,114	$12,874

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2011 and 2010:

	2011	2010

Risk-free interest rate	1.9%	2.3%
Expected stock volatility	51.6%	49.9%
Dividend yield	.5%	.5%
Expected term (in years)	5.5	5.8

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

A summary of stock option activity under the Plan for the three and nine months ended June 30, 2011 is presented in the following table:

	Three Months Ended June 30, 2011
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at April 1, 2011	4,829	$25.56
Granted	—	—
Exercised	(126)	20.78
Forfeited/Expired	(7)	32.48
Outstanding at June 30, 2011	4,696	$25.67	5.4	$189.9
Vested and expected to vest at June 30, 2011	4,622	$25.57	5.3	$187.4

Exercisable at June 30, 2011	3,386	$22.20	4.3	$148.7

	Nine Months Ended June 30, 2011
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2010	5,572	$22.82
Granted	324	47.94
Exercised	(1,189)	18.33
Forfeited/Expired	(11)	31.87
Outstanding at June 30, 2011	4,696	$25.67

The weighted-average fair value of options granted in the first quarter of fiscal 2011 was $22.20.  No options were granted in the second and third quarters of fiscal 2011.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2011 was $6.0 million and $45.3 million, respectively.

As of June 30, 2011, the unrecognized compensation cost related to the stock options was $11.4 million.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the average of the high and low price of our shares on the grant date.  As of June 30, 2011, there was $9.2 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of our restricted stock awards as of June 30, 2011 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2011
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2010	289	$35.23
Granted	169	47.94
Vested	(134)	33.92
Forfeited	—	—
Unvested at June 30, 2011	324	$42.41

9.     Debt

At June 30, 2011 and September 30, 2010, we had the following unsecured long-term debt outstanding (in thousands):

	June 30,	September 30,
	2011	2010
Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
Unsecured senior credit facility due December 18, 2011	—	10,000
	$350,000	$360,000
Less long-term debt due within one year	—	—
Long-term debt	$350,000	$360,000

The intermediate unsecured debt outstanding at June 30, 2011 matures over a period from August 2012 to August 2014 and carries a weighted-average interest rate of 6.53 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities, including $3 million held by a company affiliated with one of our Board members.

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

We have an agreement with a multi-bank syndicate for a $400 million senior unsecured credit facility maturing December 2011.  While we have the option to borrow at the prime rate for maturities of less than 30 days, we anticipate that the majority of all of the borrowings over the life of the facility will accrue interest at a spread over the London Interbank Bank Offered Rate (“LIBOR”).  We pay a commitment fee based on the unused balance of the facility.  The spread over LIBOR as well as the commitment fee is determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from .30 percent to .45 percent over LIBOR depending on the ratios.  At June 30, 2011, the LIBOR spread on borrowings was .35 percent and the commitment fee was .075 percent per annum.  At June 30, 2011, we had two letters of credit totaling $21.9 million under the facility and no borrowings against the facility leaving $378.1 million available to borrow. Financial covenants in the facility require we maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.

The applicable agreements for all unsecured debt described in this Note 9 contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2011 we were in compliance with all debt covenants.

10.   Income Taxes

Our effective tax rate for the first nine months of fiscal 2011 and 2010 was 37.2 percent and 34.1 percent, respectively.  Our effective tax rate for the three months ended June 30, 2011 and 2010 was 36.5 percent and 40.3 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax position associated with our international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $3.0 million to $5.0 million during the next 12 months due to an international matter.

11.   Acquisition of TerraVici Drilling Solutions

Pursuant to the satisfaction of a performance milestone, we paid $4.0 million during the first quarter of fiscal 2011 that was accounted for as goodwill.  The payment is shown as an investing activity in the Consolidated Condensed Statements of Cash Flows.

12.   Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $89.5 million are outstanding at June 30, 2011.

A lawsuit had been filed against us and one of our vendors alleging patent infringement as a result of the vendor’s manufacture and sale of its control system to us and our use of that control system on our drilling rigs.  This case has been settled and we expect to pay $7.75 million in the fourth quarter of fiscal 2011 as our share of the total settlement amount.  Pursuant to the terms of the confidential settlement, we have the right, in future drilling operations, to use control systems in the same manner as we have used them in the past.

Various other legal actions, the majority of which arise in the ordinary course of business, are pending.  We maintain insurance against certain business risks subject to certain deductibles.  None of these legal actions are currently expected to have a material adverse effect on our financial condition, cash flows or results of operations.

We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business.  We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  We continue to evaluate and pursue various remedies, including any recourse we may have against Petroleos de Venezuela, S.A. (“PDVSA”), the state-owned petroleum company, or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  Specifically, we are participating in two arbitrations against third parties not affiliated with PDVSA or the Venezuelan government in an attempt to collect an aggregate $75 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Condensed Financial Statements.

13.   Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Mexico, Tunisia and Bahrain. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, we have aggregated our international operations into a single reportable segment.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2011, and 2010, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2011
Contract Drilling:
U.S. Land	$1,511,649	$—	$1,511,649	$499,482
Offshore	150,022	—	150,022	33,420
International Land	169,689	—	169,689	16,186
	1,831,360	—	1,831,360	549,088
Other	11,783	627	12,410	(5,044)
	1,843,143	627	1,843,770	544,044
Eliminations	—	(627)	(627)	—
Total	$1,843,143	$—	$1,843,143	$544,044

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2010
Contract Drilling:
U.S. Land	$976,497	$—	$976,497	$285,384
Offshore	153,186	—	153,186	39,962
International Land	177,377	—	177,377	32,786
	1,307,060	—	1,307,060	358,132
Other	9,145	612	9,757	(5,020)
	1,316,205	612	1,316,817	353,112
Eliminations	—	(612)	(612)	—
Total	$1,316,205	$—	$1,316,205	$353,112

Summarized financial information of our reportable segments for the three months ended June 30, 2011, and 2010, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2011
Contract Drilling:
U.S. Land	$539,372	$—	$539,372	$176,832
Offshore	54,569	—	54,569	12,944
International Land	46,051	—	46,051	(624)
	639,992	—	639,992	189,152
Other	4,103	208	4,311	(2,078)
	644,095	208	644,303	187,074
Eliminations	—	(208)	(208)	—
Total	$644,095	$—	$644,095	$187,074

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2010
Contract Drilling:
U.S. Land	$366,989	$—	$366,989	$103,138
Offshore	53,131	—	53,131	11,231
International Land	60,045	—	60,045	9,893
	480,165	—	480,165	124,262
Other	3,219	202	3,421	(1,803)
	483,384	202	483,586	122,459
Eliminations	—	(202)	(202)	—
Total	$483,384	$—	$483,384	$122,459

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Segment operating income	$187,074	$122,459	$544,044	$353,112
Income from asset sales	3,488	2,249	10,262	4,245
Corporate general and administrative costs and corporate depreciation	(16,144)	(13,234)	(44,897)	(38,793)
Operating income	174,418	111,474	509,409	318,564

Other income (expense):
Interest and dividend income	903	940	1,573	1,536
Interest expense	(3,221)	(3,961)	(13,185)	(12,693)
Gain on sale of investment securities	913	—	913	—
Other	(190)	215	208	253
Total other income (expense)	(1,595)	(2,806)	(10,491)	(10,904)

Income from continuing operations before income taxes	$172,823	$108,668	$498,918	$307,660

The following table presents total assets by reportable segment.

	June 30,	September 30,
	2011	2010
	(in thousands)
Total assets
U.S. Land	$3,581,951	$3,257,382
Offshore	152,068	132,342
International Land	343,203	411,339
Other	35,758	32,525
	4,112,980	3,833,588
Investments and corporate operations	790,425	421,512
Total assets from continued operations	4,903,405	4,255,100
Discontinued operations	7,631	10,270
	$4,911,036	$4,265,370

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Operating revenues
United States	$587,307	$408,084	$1,641,929	$1,095,841
Colombia	16,797	13,079	55,372	43,030
Ecuador	9,105	13,083	29,222	39,069
Argentina	9,121	14,683	34,019	41,403
Other foreign	21,765	34,455	82,601	96,862
Total	$644,095	$483,384	$1,843,143	$1,316,205

14.         Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2011 and 2010 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Interest cost	$1,116	$1,194	$3,348	$3,582
Expected return on plan assets	(1,185)	(1,107)	(3,555)	(3,321)
Recognized net actuarial loss	751	536	2,251	1,608
Net pension expense	682	623	2,044	1,869

Employer Contributions

We contributed $11.2 million to the Pension Plan during the nine months ended June 30, 2011.  We may contribute additional amounts to fund unexpected distributions.

Foreign Plan

We maintain an unfunded pension plan in one of the international subsidiaries.  Pension expense was approximately $75,000 and $40,000 for the three months ended June 30, 2011 and 2010, respectively.  Pension expense was approximately $417,000 and $308,000 for the nine months ended June 30, 2011 and 2010, respectively.

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

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  ASU No. 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities.  We do not expect the adoption of these provisions to have a material impact on the Consolidated Financial Statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 was issued to increase the prominence of other comprehensive income (“OCI”) in financial statements.  The guidance provides two options for presenting OCI.  An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income.  Alternatively, an OCI statement can be separate from a net income statement but the two statements will have to appear consecutively within a financial report.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal periods beginning after December 15, 2011 with early adoption permitted.  We are currently evaluating the method of presentation and the timing of adoption but the adoption will have no impact on the Consolidated Financial Statements.

17.   Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through the date these Consolidated Condensed Financial Statements were issued, and have determined we have no unrecognized subsequent events.

Subsequent to June 30, 2011, we settled a lawsuit as more fully described in Note 12.  At June 30, 2011, we accrued $7.75 million that we expect to pay in the fourth quarter of fiscal 2011.  The $7.75 million is included in accrued liabilities in the Consolidated Condensed Balance Sheet as of June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

We reported income from continuing operations of $109.8 million ($1.01 per diluted share) from operating revenues of $644.1 million for the third quarter ended June 30, 2011, compared with income from continuing operations of $64.9 million ($0.61 per diluted share) from operating revenues of $483.4 million for the third quarter of fiscal year 2010.  In the third quarter of fiscal year 2010, we had a loss from discontinued operations of $101.6 million ($0.95 loss per diluted share).  Including discontinued operations, we recorded net income of $109.8 million ($1.01 per diluted share) for the third quarter ended June 30, 2011, compared to a net loss of $36.7 million ($0.34 loss per diluted share) for the third quarter ended June 30, 2010.  Income from continued operations for the third quarter of fiscal 2011 includes approximately $2.2 million ($0.02 per diluted share) of after-tax gains from the sale of assets and approximately $0.6 million ($0.01 per diluted share) of after-tax gains from the sale of investment securities. Income from continued operations for the third quarter of fiscal 2010 includes approximately $1.5 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

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

We continue to evaluate and pursue various remedies, including any recourse we may have against PDVSA or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  Specifically, we are participating in two arbitrations against third parties not affiliated with PDVSA or the Venezuelan government in an attempt to collect an aggregate $75 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. No gain contingencies are recognized in our Consolidated Condensed Financial Statements.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	June 30,
	2011	2010

Revenue	$—	$6,787
Loss before income taxes	(2)	(101,548)
Income tax provision	—	(50)
Loss from discontinued operations	$(2)	$(101,598)

Significant categories of assets and liabilities from discontinued operations are as follows:

	June 30,	September 30,
	2011	2010
Other current assets	$7,631	$10,270
Total assets	$7,631	$10,270

Current liabilities	$5,170	$7,992
Noncurrent liabilities	2,461	2,278
Total liabilities	$7,631	$10,270

Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2011 and 2010. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2011	2010
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$539,372	$366,989
Direct operating expenses	289,311	206,707
General and administrative expense	6,330	5,458
Depreciation	66,899	51,686
Segment operating income	$176,832	$103,138

Revenue days	18,912	14,374
Average rig revenue per day	$25,970	$23,690
Average rig expense per day	$12,748	$12,539
Average rig margin per day	$13,222	$11,151
Rig utilization	87%	76%

U.S. Land segment operating income increased to $176.8 million for the third quarter of fiscal 2011 compared to $103.1 million in the same period of fiscal 2010.  Revenues were $539.4 million and $367.0 million in the third quarter of fiscal 2011 and 2010, respectively. Included in U.S. land revenues for the three months ended June 30, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $48.2 million and $26.5 million, respectively. Also included in U.S. land revenues for the third quarter of fiscal 2011 and 2010 is approximately $1.7 million and $9.9 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs® (hereinafter “FlexRig”).

Segment operating income and average rig margin increased in the comparable quarters as rig utilization and average dayrates increased.  U.S. land rig utilization increased to 87 percent for the third quarter of fiscal 2011 compared to 76 percent for the third quarter of fiscal 2010.  U.S. land rig revenue days for the third quarter of fiscal 2011 were 18,912 compared with 14,374 for the same period of fiscal 2010, with an average of 207.8 and 158.0 rigs working during the third quarter of fiscal 2011 and 2010, respectively.  The increase in revenue days and average rigs working is attributable to the U.S. Land segment experiencing a steady recovery during fiscal 2011 and the addition of new FlexRigs in the segment since June 30, 2010.

At June 30, 2011, 213 out of 245 existing rigs in the U.S. Land segment were generating revenue. Of the 213 rigs generating revenue, 140 were under fixed term contracts and 73 were working in the spot market. At July 29, 2011, the number of existing rigs under fixed term contracts in the segment increased to 141 and the number of rigs working in the spot market increased to 76.

	Three Months Ended June 30,
	2011	2010
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$54,569	$53,131
Direct operating expenses	36,664	37,382
General and administrative expense	1,532	1,329
Depreciation	3,429	3,189
Segment operating income	$12,944	$11,231

Revenue days	638	638
Average rig revenue per day	$54,417	$46,138
Average rig expense per day	$28,597	$25,356
Average rig margin per day	$25,820	$20,782
Rig utilization	78%	78%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $12.8 million and $13.8 million for the three months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, seven of our nine platform rigs were active.

	Three Months Ended June 30,
	2011	2010
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$46,051	$60,045
Direct operating expenses	39,131	41,113
General and administrative expense	825	771
Depreciation	6,719	8,268
Segment operating income (loss)	$(624)	$9,893

Revenue days	1,437	1,881
Average rig revenue per day	$29,201	$30,669
Average rig expense per day	$23,848	$20,477
Average rig margin per day	$5,353	$10,192
Rig utilization	65%	76%

International Land segment operating loss for the third quarter of fiscal 2011 was $(0.6) million, compared to operating income of $9.9 million in the same period of fiscal 2010.  Included in International land revenues for the three months ended June 30, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $4.1 million and $2.4 million, respectively.

Revenues in the third quarter of fiscal 2011 decreased by $14.0 million compared to the third quarter of fiscal 2010 as utilization decreased from 76 percent to 65 percent.  The decreased utilization is a result of fewer rigs working in the segment during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  During the current quarter, an average of 15.6 rigs worked compared to an average of 20.4 rigs in the third quarter of fiscal 2010.

Segment operating income (loss) and average rig margin per day decreased in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to labor interruptions in one country and idle rigs incurring fixed expenses in other locations.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2011 and 2010, we incurred $4.4 million and $3.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $24.1 million in the third quarter of fiscal 2011 from $20.1 million in the third quarter of fiscal 2010.  The increase is primarily due to increases in salaries and benefit costs of approximately $0.9 million associated with growth in the number of employees and increases in wages and medical costs effective January 1, 2011.  The remaining increase is primarily due to higher corporate overhead associated with supporting continued growth of our drilling business.

Income from asset sales was $3.5 million in the third quarter of fiscal 2011, compared to $2.2 million in the same period of fiscal 2010.  The increase of $1.3 million in the third quarter of fiscal 2011 is primarily due to the sale of drill pipe used in the ordinary course of business.

Income tax expense increased to $63.0 million in the third quarter of fiscal 2011 from $43.8 million in the third quarter of fiscal 2010, with the effective tax rate from continuing operations decreasing to 36.5 percent from 40.3 percent for the two comparable quarters.

Interest expense was $3.2 million and $4.0 million in the third quarter of fiscal 2011 and 2010, respectively. Capitalized interest, all attributable to our rig construction, was $2.2 million and $1.6 million for the comparable quarters.  Interest expense before capitalized interest decreased $0.2 million during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to reduced borrowings in fiscal 2011.

Nine Months Ended June 30, 2011 vs. Nine Months Ended June 30, 2010

We reported income from continuing operations of $313.2 million ($2.87 per diluted share) from operating revenues of $1.8 billion for the nine months ended June 30, 2011, compared with income from continuing operations of $202.8 million ($1.89 per diluted share) from operating revenues of $1.3 billion for the first nine months of fiscal year 2010.  For the first nine months of fiscal 2011, we had a net loss from discontinued operations of $0.4 million with no effect on a per diluted share basis.  For the first nine months of fiscal year 2010, we had a net loss from discontinued operations of $129.5 million ($1.21 loss per diluted share).  Including discontinued operations, we recorded net income of $312.8 million ($2.87 per diluted share) for the nine months ended June 30, 2011, compared to net income of $73.3 million ($0.68 per diluted share) for the nine months ended June 30, 2010.  Income from continued operations for the first nine months of fiscal 2011 includes approximately $6.4 million ($0.06 per diluted share) of after-tax gains from the sale of assets and approximately $0.6 million ($0.01 per diluted share) of after-tax gains from the sale of investment securities.  Income from continued operations for the first nine months of fiscal 2010 includes approximately $2.8 million ($0.03 per diluted share) of after-tax gains from the sale of assets.

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

We continue to evaluate and pursue various remedies, including any recourse we may have against PDVSA or related parties, any remuneration or reimbursement that we might collect from PDVSA or related parties, and any other sources of recovery for our losses.  Specifically, we are participating in two arbitrations against third parties not affiliated with PDVSA or the Venezuelan government in an attempt to collect an aggregate $75 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. No gain contingencies are recognized in our Consolidated Condensed Financial Statements.

Summarized operating results from discontinued operations are as follows:

	Nine Months Ended
	June 30,
	2011	2010

Revenue	$—	$13,534
Loss before income taxes	(393)	(127,160)
Income tax provision	5	(2,363)
Loss from discontinued operations	$(388)	$(129,523)

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2011 and 2010. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 13 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,
	2011	2010
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,511,649	$976,497
Direct operating expenses	802,383	521,486
General and administrative expense	18,573	18,193
Depreciation	191,211	151,434
Segment operating income	$499,482	$285,384

Revenue days	53,958	38,748
Average rig revenue per day	$25,536	$23,708
Average rig expense per day	$12,391	$11,965
Average rig margin per day	$13,145	$11,743
Rig utilization	85%	69%

U.S. Land segment operating income increased to $499.5 million for the first nine months of fiscal 2011 compared to $285.4 million in the same period of fiscal 2010.  Revenues were $1,511.6 million and $976.5 million for the first nine months of fiscal 2011 and 2010, respectively. Included in U.S. land revenues for the nine months ended June 30, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $133.8 million and $57.8 million, respectively. Also included in U.S. land revenues for the first nine months of fiscal 2011 and 2010 is approximately $4.8 million and $35.9 million, respectively, attributable to early termination related revenue and customer requested delivery delay revenue for new FlexRigs.

Early termination related revenue and customer requested delivery delay revenue for the new FlexRigs in the comparable periods decreased $838 per day.  An increase of $2,666 in the average revenue per day exclusive of early termination related revenue and customer requested delivery delay revenue was primarily due to an increase in average dayrates in the comparable periods.

The increase in average rig margin per day in the comparable periods was primarily attributable to the increases in average dayrates.  U.S. land rig utilization increased to 85 percent for the first nine months of fiscal 2011 compared to 69 percent for the first nine months of fiscal 2010.  U.S. land rig revenue days for the first nine months of fiscal 2011 were 53,958 compared with 38,748 for the same period of fiscal 2010, with an average of 197.6 and 141.9 rigs working during the first nine months of fiscal 2011 and 2010, respectively.  The increase in revenue days and average rigs working is attributable to the U.S. Land segment experiencing a steady recovery since June 2010 and the addition of new FlexRigs in the segment.

At June 30, 2011, 213 out of 245 existing rigs in the U.S. Land segment were generating revenue.  Of the 213 rigs generating revenue, 140 were under fixed term contracts and 73 were working in the spot market.  At July 29, 2011, the number of existing rigs under fixed term contracts in the segment increased to 141 and the number of rigs working in the spot market increased to 76.

	Nine Months Ended June 30,
	2011	2010
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$150,022	$153,186
Direct operating expenses	101,527	99,654
General and administrative expense	4,495	4,437
Depreciation	10,580	9,133
Segment operating income	$33,420	$39,962

Revenue days	1,843	1,998
Average rig revenue per day	$50,889	$49,218
Average rig expense per day	$28,234	$26,240
Average rig margin per day	$22,655	$22,978
Rig utilization	75%	81%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $28.2 million and $26.4 million for the nine months ended June 30, 2011 and 2010, respectively.

Revenues and segment operating income declined in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily as a result of decreased revenue days.  The decrease in revenue days is due to temporarily stacking a rig in early fiscal 2011 compared to working all of the first nine months of fiscal 2010.

At June 30, 2011, seven of our nine platform rigs were active.

	Nine Months Ended June 30,
	2011	2010
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$169,689	$177,377
Direct operating expenses	130,459	120,374
General and administrative expense	2,633	1,978
Depreciation	20,411	22,239
Segment operating income	$16,186	$32,786

Revenue days	4,781	5,278
Average rig revenue per day	$32,188	$32,173
Average rig expense per day	$23,791	$21,337
Average rig margin per day	$8,397	$10,836
Rig utilization	69%	68%

International Land segment operating income for the first nine months of fiscal 2011 was $16.2 million, compared to operating income of $32.8 million in the same period of fiscal 2010.  Included in International land revenues for the nine months ended June 30, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $15.8 million and $7.6 million, respectively.

Segment operating income decreased $16.6 million and average rig margin decreased $2,439 in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily as a result of labor union interruptions in one country and idle rigs incurring fixed expenses in other locations.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2011 and 2010, we incurred $11.5 million and $8.4 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.  Pursuant to the satisfaction of a performance milestone, we paid $4.0 million during the first quarter of fiscal 2011.  The additional payment was accounted for as goodwill.

OTHER

General and administrative expenses increased to $68.4 million in the first nine months of fiscal 2011 from $61.3 million in the first nine months of fiscal 2010.  The increase is due to higher salaries, bonuses and benefit costs in the first nine months of fiscal 2011 of approximately $5.6 million and an increase of $5.3 million primarily attributable to higher corporate overhead associated with supporting continuing growth of our drilling business. Stock-based compensation expense decreased approximately $3.8 million in the first nine months of fiscal 2011 compared to the first nine months of 2010 primarily due to a change under our 2005 Long-Term Incentive Plan that was made in the first quarter of fiscal 2010 whereby stock-based compensation was accelerated and additional expense was incurred.

Income from asset sales was $10.3 million for the first nine months of fiscal 2011, compared to $4.2 million in the same period of fiscal 2010.  The increase of $6.1 million in fiscal 2011 is due to the sale of three idle U.S. land conventional rigs and the sale of drill pipe used in the ordinary course of business.

Income tax expense increased to $185.8 million in the first nine months of fiscal 2011 from $104.9 million in the first nine months of fiscal 2010, with the effective tax rate from continuing operations increasing to 37.2 percent from 34.1 percent for the two comparable periods.

Interest expense was $13.2 million and $12.7 million in the first nine months of fiscal 2011 and 2010, respectively. Capitalized interest, all attributable to our rig construction, was $5.8 million and $5.1 million for the comparable periods.  Interest expense before capitalized interest increased $1.1 million during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to $1.7 million accrued for settlement of a lawsuit offset with reduced borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $288.1 million at June 30, 2011 from $63.0 million at September 30, 2010. The following table provides a summary of cash flows for the nine-month period ended June 30, (in thousands):

Net cash provided (used) by:

	2011	2010
Operating activities	$696,443	$333,037
Investing activities	(472,106)	(201,458)
Financing activities	708	(150,004)
Increase (decrease) in cash and cash equivalents	$225,045	$(18,425)

Operating activities

Cash flows from operating activities were approximately $696.4 million for the nine months ended June 30, 2011 compared to approximately $333.0 million for the same period ended June 30, 2010. The increase in cash provided from operating activities is primarily due to an increase in net income and changes during the comparable nine month periods in accounts receivable.  For the nine months ended June 30, 2010, accounts receivable increased $101.1 million as drilling activity improved compared to accounts receivable decreasing during the nine months ended June 30, 2011 due to the collection of $36 million for income tax.

Investing activities

Capital expenditures increased $273.6 million primarily attributable to the increased building of new FlexRigs.

Financing activities

During the nine months ended June 30, 2011, we reduced our outstanding debt by $10.0 million compared to reductions of $135.0 million during the nine months ended June 30, 2010.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents and credit facilities continue to be our significant sources of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2011.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $350.0 million at June 30, 2011. For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2011 and September 30, 2010 was $3,698 million and $2,449 million, respectively.  Included in the June 30, 2011 backlog is expected revenue on 32 multi-year contracts finalized in July 2011.  The increase in backlog at June 30, 2011 from September 30, 2010 is primarily due to the execution of additional long-term contracts for the operation of new FlexRigs.  Approximately 90.7 percent of the June 30, 2011 backlog is not reasonably expected to be filled in fiscal 2011. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 24, 2010, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of June 30, 2011 and September 30, 2010, and the percentage of the June 30, 2011 backlog not reasonably expected to be filled in fiscal 2011:

	Three Months Ended
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2011	2010	Expected to be Filled in Fiscal 2011
	(in millions)

U.S. Land	$3,221	$1,999	90.5%
Offshore	109	139	89.9%
International Land	368	311	92.4%
	$3,698	$2,449

Capital Resources

During the first nine months of fiscal 2011, we announced agreements to build and operate 26 new FlexRigs under multi-year contracts.  In July 2011, we announced agreements to build and operate an additional 32 new FlexRigs.  During the nine months ended June 30, 2011, we placed into service 24 FlexRigs that are under fixed term contracts.  An additional four FlexRigs under fixed term contracts were completed by the end of July 2011.  Like those completed in prior fiscal periods, each of these new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

We have reduced our capital spending estimate for fiscal 2011 to $800 million from our previous estimate of $850 million but the actual spending level may vary depending primarily on the timing of procurement related to our ongoing construction of new FlexRigs.  Capital expenditures were $493.8 million and $220.2 million for the first nine months of fiscal 2011 and 2010, respectively.  Capital expenditures increased from 2010 primarily due to the additional new rigs completed during the comparable nine month periods ended June 30.

There were no other significant changes in our financial position since September 30, 2010.

MATERIAL COMMITMENTS

Material commitments as reported in our 2010 Annual Report on Form 10-K have not changed significantly at June 30, 2011.

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

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  ASU No. 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities.  We do not expect the adoption of these provisions to have a material impact on the Consolidated Financial Statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 was issued to increase the prominence of other comprehensive income (“OCI”) in financial statements.  The guidance provides two options for presenting OCI.  An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income.  Alternatively, an OCI statement can be separate from a net income statement but the two statements will have to appear consecutively within a financial report.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal periods beginning after December 15, 2011 with early adoption permitted.  We are currently evaluating the method of presentation and the timing of adoption but the adoption will have no impact on the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

June 30, 2011

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2011, approximately 9 percent of our consolidated operating revenues were generated from the international contract drilling business. During the nine months ended June 30, 2011, approximately 70 percent of the international operating revenues were from operations in South America and approximately 75 percent of South American operating revenues were from Argentina and Colombia.

Reference is made to the risk factors pertaining to interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2010.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2011, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 5 and 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 8, 2011	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date:	August 8, 2011	By:	/S/ JUAN PABLO TARDIO
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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.