Form 10-K
period 2011-09-30
HELMERICH & PAYNE INC
filed 2011-11-23
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At March 31, 2011 the aggregate market value of the voting stock held by non-affiliates was $7,107,745,833

         Number of shares of common stock outstanding at November 17, 2011: 107,145,588

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year ended September 30, 2011	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 7, 2012	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 6, AS WELL AS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 4 THROUGH 36 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. EXCEPT AS REQUIRED BY LAW, THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2011

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2011

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

        Our contract drilling business is composed of three reportable business segments: U.S. Land drilling, Offshore drilling and International Land drilling. Our U.S. Land drilling is conducted primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Mississippi, Pennsylvania, Utah, Arkansas, New Mexico, Alabama, Montana, North Dakota and West Virginia. Offshore drilling operations are conducted in the Gulf of Mexico, and offshore of California, Trinidad and Equatorial Guinea. Our International Land segment operated in six international locations during fiscal 2011: Ecuador, Colombia, Argentina, Mexico, Tunisia and Bahrain.

        We are also engaged in the ownership, development and operation of commercial real estate and the research and development of rotary steerable technology. Each of the businesses operates independently of the others through wholly-owned subsidiaries. This operating decentralization is balanced by centralized finance and legal organizations.

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

        On June 30, 2010, the Venezuelan government seized 11 rigs owned by our Venezuelan subsidiary and associated real and personal property. We have sued the Bolivarian Republic of Venezuela and related governmental entities for damages sustained as a result of the seizure of our Venezuelan drilling business. We are also participating in two arbitrations against non-Venezuelan entities related to the seizure of our property in Venezuela (For further information, see Item 3. Legal Proceedings). We are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. Our financial statements have been prepared with the net assets, results of operations, and cash flows of the Venezuelan operations presented as discontinued operations. The operations from our Venezuelan subsidiary were previously an operating segment within our International Land drilling segment.

CONTRACT DRILLING

  General

        We believe that we are one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, we specialize in shallow to deep drilling in oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, we draw our customers primarily from the major oil companies and the larger independent oil companies. In South America, our current customers include major international oil companies.

        In fiscal 2011, we received approximately 57 percent of our consolidated operating revenues from our ten largest contract drilling customers. Occidental Oil and Gas Corporation, Devon Energy Production Co. LP, and EOG Resources, Inc. (respectively, "Oxy", "Devon" and "EOG"), including their affiliates, are our three largest contract drilling customers. We perform drilling services for Oxy on a world-wide basis, for Devon in U.S. land operations, and for EOG in U.S. land and offshore operations. Revenues from drilling services performed for Oxy, Devon and EOG in fiscal 2011 accounted for approximately 12 percent, 11 percent and 8 percent, respectively, of our consolidated operating revenues for the same period.

  Rigs, Equipment and Facilities

        We provide drilling rigs, equipment, personnel and camps on a contract basis. These services are provided so that our customers may explore for and develop oil and gas from onshore areas and from fixed platforms, tension-leg platforms and spars in offshore areas. Each of the drilling rigs consists of engines, drawworks, a mast, pumps, blowout preventers, a drill string and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land drilling rig may be moved from location to location without modification to the rig. A platform rig is specifically designed to perform drilling operations upon a particular platform. While a platform rig may be moved from its original platform, significant expense is incurred to modify a platform rig for operation on each subsequent platform. In addition to traditional platform rigs, we operate self-moving platform drilling rigs and drilling rigs to be used on tension-leg platforms and spars. The self-moving rig is designed to be moved without the use of expensive derrick barges. The tension-leg platforms and spars allow drilling operations to be conducted in much deeper water than traditional fixed platforms.

        In 1998, we put to work a new generation of highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). The FlexRig has been able to significantly reduce average rig move and drilling times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows greater depth flexibility and provides greater operating efficiency. The original rigs were designated as FlexRig1 and FlexRig2 rigs and were designed to drill wells with a depth of between 8,000 and 18,000 feet. In 2001, we announced that we would build the next generation of FlexRigs, known as "FlexRig3 rigs", which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. FlexRig3 rigs were designed to target well depths similar to prior generation FlexRigs.

        In 2006, we placed into service our first FlexRig4. While FlexRig4s are similar to our FlexRig3s, the FlexRig4s are designed to efficiently drill more shallow depth wells of between 4,000 and 14,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate additional environmental and safety design. This design permits the installation of a pipe handling system which allows the rig to be more efficiently operated and eliminates the need for a casing stabber in the mast. While the FlexRig4 trailerized version provides for more efficient well site to well site rig moves, the skidding version allows for drilling of up to 22 wells from a single pad which results in reduced environmental impact. In 2011, we announced the introduction of the FlexRig5 design. The FlexRig5 is suited for long lateral drilling of multiple wells from a single location, which is well suited for unconventional shale reservoirs. The new design preserves the key performance features of FlexRig3 combined with a bi-directional pad drilling system and equipment capacities suitable for wells in excess of 24,000 feet of measured depth.

        Since 1998, we have built and delivered 232 FlexRigs, including 129 FlexRig3s, 85 FlexRig4s, and 1 FlexRig5. Of the total Flexrigs built to date, 159 have been built in the last five years. As of November 17, 2011, an additional 47 new FlexRigs remained under construction.

        The effective use of technology is important to the maintenance of our competitive position within the drilling industry. We expect to continue to refine our existing technology and develop new technology in the future.

        We assemble new FlexRigs at our gulf coast facility near Houston, Texas. We also have a 123,000 square foot fabrication facility located on approximately 11 acres near Tulsa, Oklahoma.

  Drilling Contracts

        Our drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2011, all drilling services were performed on a "daywork" contract basis, under which we charge a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. We have previously performed contracts on a combination "footage" and "daywork" basis, under which we charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, we have previously accepted "turnkey" contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. We have not accepted any "footage" or "turnkey" contracts in over ten years. We believe that under current market conditions, "footage" and "turnkey" contract rates do not adequately compensate us for the added risks. The duration of our drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts generally have a minimum term of at least one year but customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.

        Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

        As of September 30, 2011, we had 158 rigs under fixed term contracts. While the original duration for these current fixed term contracts are for six-month to seven-year periods, some fixed term and well-to-well contracts are expected to be extended for longer periods than the original terms. However, the contracting parties have no legal obligation to extend the contracts.

  Backlog

        Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of September 30, 2011 and 2010 was $3,789 million and $2,449 million, respectively. The increase in backlog at September 30, 2011 from September 30, 2010, is primarily due to the execution of additional fixed-term contracts for the operation of new FlexRigs. Approximately 61.0 percent of the total September 30, 2011 backlog is not reasonably expected to be filled in fiscal 2012. A portion of the backlog represents term contracts for new rigs that will be constructed in the future.

        The following table sets forth the total backlog by reportable segment as of September 30, 2011 and 2010, and the percentage of the September 30, 2011 backlog not reasonably expected to be filled in fiscal 2012:

	Total Backlog Revenue
			Percentage Not Reasonably Expected to be Filled in Fiscal 2012
Reportable Segment	9/30/2011	9/30/2010
	(in millions)
U.S. Land	$3,279	$1,999	60.2%
Offshore	98	139	56.1%
International	412	311	71.1%

	$3,789	$2,449

        We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas gulf coast. Therefore, disruptions in rig component deliveries may occur. Accordingly, the actual amount of revenue earned may vary from the backlog reported. For further information, see Item 1A. Risk Factors.

U.S. LAND DRILLING

        At the end of September 2011, 2010 and 2009, we had 248, 220 and 201, respectively, of our land rigs available for work in the United States. The total number of rigs at the end of fiscal 2011 increased by a net of 28 rigs from the end of fiscal 2010. The increase is due to 35 new FlexRigs being completed and placed into service, 5 transferred from international operations, 1 rig transferred to international operations, 4 rigs sold during fiscal 2011 and 7 mechanical highly mobile rigs being removed from service. Our U.S. Land operations contributed approximately 83 percent ($2,100.5 million) of our consolidated operating revenues during fiscal 2011, compared with approximately 75 percent ($1,412.5 million) of consolidated operating revenues during fiscal 2010 and approximately 78 percent ($1,441.2 million) of consolidated operating revenues during fiscal 2009. Rig utilization was approximately 86 percent in fiscal 2011 and approximately 73 percent in fiscal 2010, up from approximately 68 percent in fiscal 2009. Our fleet of FlexRigs increased to an average utilization of approximately 99 percent during fiscal 2011, while our conventional and highly mobile rigs had a combined average utilization of approximately 11 percent. A rig is considered to be utilized when it is operated or being mobilized or demobilized under contract. At the close of fiscal 2011, 224 land rigs were working out of 248 available rigs.

OFFSHORE DRILLING

        Our Offshore operations contributed approximately 8 percent in fiscal year 2011 ($201.4 million) of our consolidated operating revenue compared to 11 percent in both fiscal years 2010 and 2009 ($202.7 million and $204.7 million, respectively) of our consolidated operating revenues. Rig utilization in fiscal 2011 was approximately 77 percent compared to approximately 80 percent in fiscal 2010 and approximately 89 percent in fiscal 2009. At the end of fiscal 2011, we had eight of our nine offshore platform rigs under contract and continued to work under management contracts for three customer-owned rigs. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 53 percent of offshore revenues during fiscal 2011.

  International Land Drilling

  General

        Our International Land operations contributed approximately 9 percent ($226.8 million) of our consolidated operating revenues during fiscal 2011, compared with approximately 13 percent ($247.2 million) of consolidated operating revenues during fiscal 2010 and 10 percent ($187.1 million) in fiscal 2009. Rig utilization in fiscal 2011 was 70 percent, 71 percent in fiscal 2010 and 70 percent in fiscal 2009.

  Argentina

        At the end of fiscal 2011, we had nine rigs in Argentina. Our utilization rate was approximately 49 percent during fiscal 2011, approximately 53 percent during fiscal 2010 and approximately 52 percent during fiscal 2009. Revenues generated by Argentine drilling operations contributed approximately 2 percent ($44.2 million) of our consolidated operating revenues during fiscal 2011 compared with approximately 3 percent ($55.9 million) in fiscal 2010 and 2 percent ($42.1 million) in fiscal 2009. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 1 percent of consolidated operating revenues and approximately 15 percent of international operating revenues during fiscal 2011. The Argentine drilling contracts are primarily with large international or national oil companies.

  Colombia

        At the end of fiscal 2011, we had six rigs in Colombia. Our utilization rate was approximately 83 percent during fiscal 2011, approximately 71 percent during fiscal 2010 and approximately 88 percent during fiscal 2009. Revenues generated by Colombian drilling operations contributed approximately 3 percent of our consolidated operating revenues during fiscal 2011 and 2010 ($74.5 million and $57.5 million in fiscal 2011 and 2010, respectively), compared with 4 percent ($77.3 million) of our consolidated operating revenues during fiscal 2009. Revenues from drilling services performed for our largest customer in Colombia totaled approximately 1 percent of consolidated operating revenues and approximately 12 percent of international operating revenues during fiscal 2011. The Colombian drilling contracts are primarily with large international or national oil companies.

  Ecuador

        At the end of fiscal 2011, we had four rigs in Ecuador. The utilization rate in Ecuador was 85 percent in fiscal 2011, compared to 100 percent in fiscal 2010 and 2009. Revenues generated by Ecuadorian drilling operations contributed approximately 2 percent ($42.6 million) of our consolidated operating revenues during fiscal 2011 compared with approximately 3 percent in both fiscal years 2010 and 2009 ($52.1 million and $52.3 million in fiscal 2010 and 2009, respectively). Revenues from drilling services performed for the largest customer in Ecuador totaled approximately 1 percent of consolidated operating revenues and approximately 13 percent of international operating revenues during fiscal 2011. The Ecuadorian drilling contracts are primarily with large international or national oil companies.

  Other Locations

        In addition to our operations discussed above, at the end of fiscal 2011 we had two rigs in Tunisia, and three rigs in Bahrain. An additional rig is en route to Bahrain subsequent to September 30, 2011.

FINANCIAL

        Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, pages 71 through 75 of our Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        We had 7,694 employees within the United States (17 of which were part-time employees) and 1,030 employees in international operations as of September 30, 2011.

AVAILABLE INFORMATION

        Information relating to our internet address and information relating to our Securities and Exchange Commission ("SEC") filings may be found on, and is incorporated by reference to, page 77 of our Annual Report (Exhibit 13 to this Form 10-K).

Item 1A.    RISK FACTORS

        In addition to the risk factors discussed elsewhere in this Report, we caution that the following "Risk Factors" could have a material adverse effect on our business, financial condition and results of operations.

Our offshore and land operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

        Our drilling operations are subject to the many hazards inherent in the business, including inclement weather, blowouts, well fires, loss of well control, pollution, and reservoir damage. These hazards could cause significant environmental damage, personal injury, suspension of drilling operations, serious damage or destruction of equipment and property and substantial damage to producing formations and surrounding lands and waters. Our offshore drilling operations are also subject to potentially greater environmental liability, including pollution of offshore waters and related negative impact on wildlife and habitat, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Our offshore operations may also be negatively affected by blowouts or uncontrolled release of oil by third parties whose offshore operations are unrelated to our operations. We operate several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis, the frequency of which may increase with any climate change. Damage caused by high winds and turbulent seas could potentially curtail operations on such platform rigs for significant periods of time until the damage can be repaired. Moreover, even if our platform rigs are not directly damaged by such storms, we may experience disruptions in operations due to damage to customer platforms and other related facilities in the area. We have a new-build rig assembly facility located near the Houston, Texas ship channel, and our principal fabricator and other vendors are also located in the gulf coast region. Due to their location, these facilities are exposed to potentially greater hurricane damage.

        We have indemnification agreements with many of our customers and we also maintain liability and other forms of insurance. In general, our drilling contracts contain contractual rights to indemnity from our customer for, among other things, pollution and reservoir damage. However, our contractual rights to indemnification may be unenforceable or limited due to negligent or willful acts of commission or omission by us, our subcontractors and/or suppliers. Our customers may dispute, or be unable to meet, their contractual indemnification obligations to us. Accordingly, we may be unable to transfer these risks to our drilling customers by contract or indemnification agreements. Incurring a liability for which we are not fully indemnified or insured could have a material adverse effect our business, financial condition and results of operations.

        With the exception of "named wind storm" risk in the Gulf of Mexico, we insure rigs and related equipment at values that approximate the current replacement cost on the inception date of the policy. However, we self-insure our deductible as well as a significant portion of the estimated replacement cost of our offshore rigs and our land rigs and equipment. We also carry insurance with varying deductibles and coverage limits with respect to offshore platform rigs and "named wind storm" risk in the Gulf of Mexico.

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

        If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition and results of operations. Our insurance will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Our coverage includes aggregate policy limits. As a result, we retain the risk for any loss in excess of these limits. No assurance can be given that all or a portion of our coverage will not be cancelled during fiscal 2012, that insurance coverage will continue to be available at rates considered reasonable or that our coverage will respond to a specific loss. Further, we may experience difficulties in collecting from our insurers or our insurers may deny all or a portion of our claims for insurance coverage.

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

        As a result of volatility in oil and natural gas prices and a continuing sluggish global economic environment, we are unable to determine whether our customers will maintain spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. The current global economic environment may impact industry fundamentals and result in reduced demand for drilling rigs. These conditions could have a material adverse effect on our business, financial condition and results of operations.

The contract drilling business is highly competitive.

        Competition in contract drilling involves such factors as price, rig availability, efficiency, condition and type of equipment, reputation, operating safety, environmental impact, and customer relations. Competition is primarily on a regional basis and may vary significantly by region at any particular time. Land drilling rigs can be readily moved from one region to another in response to changes in levels of activity, and an oversupply of rigs in any region may result, leading to increased price competition.

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

        In fiscal 2011, we received approximately 57 percent of our consolidated operating revenues from our ten largest contract drilling customers and approximately 32 percent of our consolidated operating revenues from our three largest customers (including their affiliates). We believe that our relationship with all of these customers is good; however, the loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

International uncertainties and local laws could adversely affect our business.

        International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. On June 30, 2010, the Venezuelan government seized 11 rigs and associated real and personal property owned by our Venezuelan subsidiary.

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

        Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2011, approximately 9 percent of our consolidated operating revenues were generated from the international contract drilling business. During fiscal 2011, approximately 71 percent of the international operating revenues were from operations in South America. All of the South American operating revenues were from Argentina, Colombia and Ecuador.

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

        At September 30, 2011, we had a portfolio of securities with a total fair value of $348 million. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. Except for investments in limited partnerships carried at cost, the portfolio is recorded at fair value on our balance sheet with changes in unrealized after-tax value reflected in the equity section of our balance sheet. Any reduction in fair value would have an impact on our debt ratio and financial strength. At November 17, 2011, the fair value of the portfolio had increased to approximately $431.2 million.

Government regulations and environmental laws could adversely affect our business.

        Many aspects of our operations are subject to government regulation, including those relating to drilling practices, pollution, disposal of hazardous substances and oil field waste. The United States and various other countries have environmental regulations which affect drilling operations. The cost of compliance with these laws could be substantial. A failure to comply with these laws and regulations could expose us to substantial civil and criminal penalties. In addition, environmental laws and regulations in the United States impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of drilling rigs, we may be deemed to be a responsible party under these laws and regulations.

        We believe that we are in substantial compliance with all legislation and regulations affecting our operations in the drilling of oil and gas wells and in controlling the discharge of wastes. To date, compliance costs have not materially affected our capital expenditures, earnings, or competitive position, although compliance measures may add to the costs of drilling operations. Additional legislation or regulation may reasonably be anticipated, and the effect thereof on our operations cannot be predicted.

Regulation of greenhouse gases and climate change could have a negative impact on our business.

        Some scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. The United States Congress is considering legislation to reduce GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding GHG emissions could have a material adverse impact on our business, financial condition and results of operations.

New legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

        Members of the U.S Congress and the U.S. Environmental Protection Agency, or the EPA, are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. In the event we engage in any hydraulic fracturing activities, any new laws, regulation or permitting requirements regarding hydraulic fracturing could lead to operational delays, increased operating costs or third party or governmental claims, additional burdens that could serve to delay or limit the drilling services we provide to third parties whose drilling operations could be impacted by these regulations, increased costs of compliance and doing business, or delay in the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.

Our business and results of operations may be adversely affected by foreign currency devaluation.

        Contracts for work in foreign countries generally provide for payment in U.S. dollars; however, government-owned petroleum companies may in the future require that a greater proportion of these payments be made in local currencies. Based upon current information, we believe that our exposure to potential losses from currency devaluation in foreign countries is immaterial. However, in the event of future payments in local currencies or an inability to exchange local currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

Fixed term contracts may in certain instances be terminated without an early termination payment.

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

        Although we take measures to ensure that we use advanced oil and natural gas drilling technology, changes in technology or improvements in competitors' equipment could make our equipment less competitive or require significant capital investments to keep our equipment competitive. Any such changes in technology could have a material adverse effect on our business, financial condition and results of operations.

Competition for experienced personnel may negatively impact our operations or financial results.

        We utilize highly skilled personnel in operating and supporting our businesses. In times of high utilization, it can be difficult to retain, and in some cases find, qualified individuals. Although to date our operations have not been materially affected by competition for personnel, an inability to obtain or find a sufficient number of qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

        Since our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning our U.S. land and offshore drilling rigs as of September 30, 2011:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
NORTH DAKOTA	179	18,000	SCR (FlexRig2)	1,500
NORTH DAKOTA	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	18,000	AC (FlexRig3)	1,500
TEXAS	211	18,000	AC (FlexRig3)	1,500
TEXAS	212	18,000	AC (FlexRig3)	1,500
TEXAS	213	18,000	AC (FlexRig3)	1,500
NEW MEXICO	214	18,000	AC (FlexRig3)	1,500
COLORADO	215	18,000	AC (FlexRig3)	1,500
TEXAS	216	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	217	18,000	AC (FlexRig3)	1,500
TEXAS	218	18,000	AC (FlexRig3)	1,500
OKLAHOMA	219	18,000	AC (FlexRig3)	1,500
TEXAS	220	18,000	AC (FlexRig3)	1,500
TEXAS	221	18,000	AC (FlexRig3)	1,500
TEXAS	222	18,000	AC (FlexRig3)	1,500
NEW MEXICO	223	18,000	AC (FlexRig3)	1,500
OKLAHOMA	224	18,000	AC (FlexRig3)	1,500
WEST VIRGINIA	225	18,000	AC (FlexRig3)	1,500
TEXAS	226	18,000	AC (FlexRig3)	1,500
TEXAS	227	18,000	AC (FlexRig3)	1,500
TEXAS	229	18,000	AC (FlexRig3)	1,500
TEXAS	230	18,000	AC (FlexRig3)	1,500
TEXAS	231	18,000	AC (FlexRig3)	1,500
OKLAHOMA	232	18,000	AC (FlexRig3)	1,500
TEXAS	233	18,000	AC (FlexRig3)	1,500
TEXAS	234	18,000	AC (FlexRig3)	1,500
OKLAHOMA	235	18,000	AC (FlexRig3)	1,500
CALIFORNIA	236	18,000	AC (FlexRig3)	1,500
TEXAS	237	18,000	AC (FlexRig3)	1,500
TEXAS	238	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	239	18,000	AC (FlexRig3)	1,500
CALIFORNIA	240	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
NORTH DAKOTA	241	18,000	AC (FlexRig3)	1,500
TEXAS	243	18,000	AC (FlexRig3)	1,500
TEXAS	244	18,000	AC (FlexRig3)	1,500
TEXAS	245	18,000	AC (FlexRig3)	1,500
TEXAS	246	18,000	AC (FlexRig3)	1,500
LOUISIANA	247	18,000	AC (FlexRig3)	1,500
TEXAS	248	18,000	AC (FlexRig3)	1,500
TEXAS	249	18,000	AC (FlexRig3)	1,500
OKLAHOMA	250	18,000	AC (FlexRig3)	1,500
OKLAHOMA	251	18,000	AC (FlexRig3)	1,500
OKLAHOMA	252	18,000	AC (FlexRig3)	1,500
TEXAS	253	18,000	AC (FlexRig3)	1,500
TEXAS	254	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	258	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	18,000	AC (FlexRig3)	1,500
TEXAS	260	18,000	AC (FlexRig3)	1,500
CALIFORNIA	261	18,000	AC (FlexRig3)	1,500
CALIFORNIA	262	18,000	AC (FlexRig3)	1,500
TEXAS	263	18,000	AC (FlexRig3)	1,500
TEXAS	264	18,000	AC (FlexRig3)	1,500
TEXAS	265	18,000	AC (FlexRig3)	1,500
TEXAS	266	18,000	AC (FlexRig3)	1,500
TEXAS	267	18,000	AC (FlexRig3)	1,500
OKLAHOMA	268	18,000	AC (FlexRig3)	1,500
TEXAS	269	18,000	AC (FlexRig3)	1,500
COLORADO	271	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	272	14,000	AC (FlexRig4)	1,500
WYOMING	273	14,000	AC (FlexRig4)	1,500
TEXAS	274	14,000	AC (FlexRig4)	1,500
WYOMING	275	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	276	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	277	14,000	AC (FlexRig4)	1,500
COLORADO	278	14,000	AC (FlexRig4)	1,500
TEXAS	279	14,000	AC (FlexRig4)	1,500
COLORADO	280	14,000	AC (FlexRig4)	1,500
TEXAS	281	8,000	AC (FlexRig4)	1,150
TEXAS	282	8,000	AC (FlexRig4)	1,150
TEXAS	283	8,000	AC (FlexRig4)	1,150
PENNSYLVANIA	284	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	285	14,000	AC (FlexRig4)	1,500
WYOMING	286	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	287	14,000	AC (FlexRig4)	1,500
TEXAS	288	14,000	AC (FlexRig4)	1,500
ARKANSAS	289	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	290	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	293	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	294	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	295	14,000	AC (FlexRig4)	1,500
TEXAS	296	14,000	AC (FlexRig4)	1,500
TEXAS	297	14,000	AC (FlexRig4)	1,500
UTAH	298	14,000	AC (FlexRig4)	1,500
TEXAS	299	14,000	AC (FlexRig4)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
NEW MEXICO	300	14,000	AC (FlexRig4)	1,500
TEXAS*	301	8,000	AC (FlexRig4)	1,150
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150
WYOMING	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
TEXAS	306	8,000	AC (FlexRig4)	1,150
WYOMING	307	14,000	AC (FlexRig4)	1,500
COLORADO	308	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	309	14,000	AC (FlexRig4)	1,500
WYOMING	310	14,000	AC (FlexRig4)	1,500
UTAH	311	14,000	AC (FlexRig4)	1,500
TEXAS	312	14,000	AC (FlexRig4)	1,500
TEXAS	313	14,000	AC (FlexRig4)	1,500
TEXAS	314	14,000	AC (FlexRig4)	1,500
COLORADO	315	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	316	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	317	14,000	AC (FlexRig4)	1,500
WYOMING	318	14,000	AC (FlexRig4)	1,500
UTAH	319	14,000	AC (FlexRig4)	1,500
PENNSYLVANIA	320	14,000	AC (FlexRig4)	1,500
COLORADO	321	14,000	AC (FlexRig4)	1,500
COLORADO	322	14,000	AC (FlexRig4)	1,500
COLORADO	323	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	324	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	325	14,000	AC (FlexRig4)	1,500
WYOMING	326	14,000	AC (FlexRig4)	1,500
TEXAS	327	14,000	AC (FlexRig4)	1,500
ARKANSAS	328	14,000	AC (FlexRig4)	1,500
NORTH DAKOTA	329	14,000	AC (FlexRig4)	1,500
COLORADO	330	14,000	AC (FlexRig4)	1,500
TEXAS	331	14,000	AC (FlexRig4)	1,500
TEXAS	332	14,000	AC (FlexRig4)	1,500
TEXAS	340	8,000	AC (FlexRig4)	1,150
TEXAS	341	14,000	AC (FlexRig4)	1,500
ARKANSAS	342	14,000	AC (FlexRig4)	1,500
COLORADO	343	14,000	AC (FlexRig4)	1,500
TEXAS	344	8,000	AC (FlexRig4)	1,150
TEXAS	345	8,000	AC (FlexRig4)	1,150
TEXAS	346	8,000	AC (FlexRig4)	1,150
TEXAS	347	8,000	AC (FlexRig4)	1,150
CALIFORNIA	348	8,000	AC (FlexRig4)	1,150
CALIFORNIA	349	8,000	AC (FlexRig4)	1,150
TEXAS	351	8,000	AC (FlexRig4)	1,150
TEXAS	352	8,000	AC (FlexRig4)	1,150
COLORADO	353	14,000	AC (FlexRig4)	1,500
WEST VIRGINIA	354	14,000	AC (FlexRig4)	1,500
NEW MEXICO	355	8,000	AC (FlexRig4)	1,150
TEXAS	356	8,000	AC (FlexRig4)	1,150
NEW MEXICO	370	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	371	18,000	AC (FlexRig3)	1,500
TEXAS	372	18,000	AC (FlexRig3)	1,500
TEXAS	373	18,000	AC (FlexRig3)	1,500
OKLAHOMA	374	18,000	AC (FlexRig3)	1,500
OKLAHOMA	375	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
OKLAHOMA	376	18,000	AC (FlexRig3)	1,500
OKLAHOMA	377	18,000	AC (FlexRig3)	1,500
OKLAHOMA	378	18,000	AC (FlexRig3)	1,500
OKLAHOMA	379	18,000	AC (FlexRig3)	1,500
CALIFORNIA	380	18,000	AC (FlexRig3)	1,500
CALIFORNIA	381	18,000	AC (FlexRig3)	1,500
TEXAS	382	18,000	AC (FlexRig3)	1,500
TEXAS	383	18,000	AC (FlexRig3)	1,500
TEXAS	384	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	385	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	386	18,000	AC (FlexRig3)	1,500
OKLAHOMA	387	18,000	AC (FlexRig3)	1,500
TEXAS	388	18,000	AC (FlexRig3)	1,500
TEXAS	389	18,000	AC (FlexRig3)	1,500
TEXAS	390	18,000	AC (FlexRig3)	1,500
TEXAS	391	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	392	18,000	AC (FlexRig3)	1,500
TEXAS	393	18,000	AC (FlexRig3)	1,500
TEXAS	394	18,000	AC (FlexRig3)	1,500
TEXAS	395	18,000	AC (FlexRig3)	1,500
TEXAS	396	18,000	AC (FlexRig3)	1,500
TEXAS	397	18,000	AC (FlexRig3)	1,500
TEXAS	398	18,000	AC (FlexRig3)	1,500
TEXAS	399	18,000	AC (FlexRig3)	1,500
TEXAS	415	18,000	AC (FlexRig3)	1,500
NEW MEXICO	416	18,000	AC (FlexRig3)	1,500
TEXAS	417	18,000	AC (FlexRig3)	1,500
TEXAS	418	18,000	AC (FlexRig3)	1,500
OKLAHOMA	419	18,000	AC (FlexRig3)	1,500
TEXAS	420	18,000	AC (FlexRig3)	1,500
TEXAS	421	18,000	AC (FlexRig3)	1,500
CALIFORNIA	422	18,000	AC (FlexRig3)	1,500
TEXAS	423	18,000	AC (FlexRig3)	1,500
CALIFORNIA	424	18,000	AC (FlexRig3)	1,500
OKLAHOMA	425	18,000	AC (FlexRig3)	1,500
CALIFORNIA	426	18,000	AC (FlexRig3)	1,500
OKLAHOMA	427	18,000	AC (FlexRig3)	1,500
TEXAS	428	18,000	AC (FlexRig3)	1,500
TEXAS	429	18,000	AC (FlexRig3)	1,500
TEXAS	430	18,000	AC (FlexRig3)	1,500
TEXAS	431	18,000	AC (FlexRig3)	1,500
TEXAS	432	18,000	AC (FlexRig3)	1,500
TEXAS	433	18,000	AC (FlexRig3)	1,500
TEXAS	434	18,000	AC (FlexRig3)	1,500
OKLAHOMA	435	18,000	AC (FlexRig3)	1,500
TEXAS	436	18,000	AC (FlexRig3)	1,500
TEXAS	437	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	438	18,000	AC (FlexRig3)	1,500
TEXAS	439	18,000	AC (FlexRig3)	1,500
CALIFORNIA	440	18,000	AC (FlexRig3)	1,500
TEXAS	441	18,000	AC (FlexRig3)	1,500
TEXAS	442	18,000	AC (FlexRig3)	1,500
TEXAS	443	18,000	AC (FlexRig3)	1,500
CALIFORNIA	444	18,000	AC (FlexRig3)	1,500
OKLAHOMA	445	18,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
NORTH DAKOTA	446	18,000	AC (FlexRig3)	1,500
OKLAHOMA	447	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	448	18,000	AC (FlexRig3)	1,500
COLORADO	449	18,000	AC (FlexRig3)	1,500
OKLAHOMA	450	18,000	AC (FlexRig3)	1,500
TEXAS	453	18,000	AC (FlexRig3)	1,500
NORTH DAKOTA	454	18,000	AC (FlexRig3)	1,500
TEXAS	455	18,000	AC (FlexRig3)	1,500
PENNSYLVANIA	500	20,000	AC (FlexRig5)	1,500
HIGHLY MOBILE RIGS
OKLAHOMA	158	10,000	SCR	900
TEXAS	155	14,000	SCR	1,200
TEXAS	146	16,000	SCR	1,200
UTAH	154	16,000	SCR	1,500
CONVENTIONAL RIGS
OKLAHOMA	110	12,000	SCR	700
OKLAHOMA	96	16,000	SCR	1,000
OKLAHOMA	118	16,000	SCR	1,200
OKLAHOMA#	119	16,000	SCR	1,200
TEXAS#	120	16,000	SCR	1,200
LOUISIANA	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
LOUISIANA	79	20,000	SCR	2,000
TEXAS	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
TEXAS	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
OFFSHORE PLATFORM RIGS
TRINIDAD	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Self-Erecting	2,000
GULF OF MEXICO	206	20,000	Self-Erecting	1,500
LOUISIANA	100	30,000	Conventional	3,000
GULF OF MEXICO	105	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

*
Rig moved to Bahrain in the first quarter of fiscal 2012

#
Rig sold subsequent to September 30, 2011

        The following table sets forth information with respect to the utilization of our U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2007	2008	2009	2010	2011
U.S. Land Rigs
Number of rigs at end of period	157	185	201	220	248
Average rig utilization rate during period (1)	97%	96%	68%	73%	86%
U.S. Offshore Platform Rigs
Number of rigs at end of period	9	9	9	9	9
Average rig utilization rate during period (1)	65%	75%	89%	80%	77%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

        The following table sets forth certain information concerning our international drilling rigs as of September 30, 2011:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
Argentina	335	8,000	AC (FlexRig4)	1,150
Argentina	336	8,000	AC (FlexRig4)	1,150
Argentina	337	8,000	AC (FlexRig4)	1,150
Argentina	338	8,000	AC (FlexRig4)	1,150
Argentina	123	26,000	SCR	2,100
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Argentina	139	30,000+	SCR	3,000
Argentina	151	30,000+	SCR	3,000
Bahrain	291	8,000	AC (FlexRig4)	1,150
Bahrain	292	8,000	AC (FlexRig4)	1,150
Bahrain	339	8,000	AC (FlexRig4)	1,150
Colombia	333	8,000	AC (FlexRig4)	1,150
Colombia	334	8,000	AC (FlexRig4)	1,150
Colombia	176	18,000	SCR	1,500
Colombia	190	26,000	SCR	2,000
Colombia	133	30,000	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Ecuador	132	18,000	SCR	1,500
Ecuador	121	20,000	SCR	1,700
Ecuador	117	26,000	SCR	2,500
Ecuador	138	26,000	SCR	2,500
Tunisia	228	18,000	AC (FlexRig3)	1,500
Tunisia	242	18,000	AC (FlexRig3)	1,500

        The following table sets forth information with respect to the utilization of our international drilling rigs for the periods indicated:

	Years ended September 30,
	2007	2008	2009	2010	2011
Number of rigs at end of period	16	19	33	28	24
Average rig utilization rate during period (1)(2)	89%	72%	70%	71%	70%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

(2)
Does not include rigs returned to the United States for major modifications and upgrades.

STOCK PORTFOLIO

        Information required by this item regarding our stock portfolio may be found on, and is incorporated by reference to, page 23 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    LEGAL PROCEEDINGS

        1.     Pending Investigation by the U.S. Attorney.

        In May 2010, one of our employees reported certain possible choke manifold testing irregularities at one offshore platform rig. Operations were promptly suspended on that rig after receiving the employee's report. The Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement) was promptly notified of the employee's report and it conducted an initial investigation of this matter. Upon conclusion of the initial investigation, we were permitted to resume normal operations on the rig. Also, we promptly commenced an internal investigation of the employee's allegations. Our internal investigation found that certain employees on the rig failed to follow our policies and procedures, which resulted in termination of those employees. There were no spills or discharges to the environment.

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

        2.     Venezuela Expropriation.

        Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. ("Petroleo") and PDVSA Petroleo, S.A. ("PDVSA"). We are seeking damages for the taking of our Venezuelan drilling business in violation of international law and for breach of contract. Additionally, we are participating in two arbitrations against third parties not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $75 million relating to the seizure of our property in Venezuela. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.

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

W. H. Helmerich, III, 88	Chairman of the Board since 1987; Director since 1949
Hans Helmerich, 53	President and Chief Executive Officer since 1989; Director since 1987
John W. Lindsay, 50
Executive Vice President and Chief Operating Officer since 2010; Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. since 2006; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. from 1997 to 2006
Steven R. Mackey, 60
Executive Vice President, Secretary, General Counsel and Chief Administrative Officer since March 2010; Executive Vice President, Secretary and General Counsel from June 2008 to March 2010; Secretary since 1990; Vice President and General Counsel since 1988
Juan Pablo Tardio, 46	Vice President and Chief Financial Officer since April 2010; Director of Investor Relations from January 2008 to April 2010; Manager of Investor Relations from August 2005 to January 2008

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2010		2011
Quarter	High	Low	High	Low
First	$46.24	$36.18	$49.46	$39.65
Second	49.13	36.23	69.72	47.53
Third	43.72	32.34	70.47	57.08
Fourth	42.03	35.56	73.40	40.60

        We paid quarterly cash dividends during the past two fiscal years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2010	2011	2010	2011
First	$.05	$.06	$5,286,530	$6,376,282
Second	.05	.06	5,300,194	6,408,617
Third	.05	.06	5,303,994	6,438,106
Fourth	.06	.07	6,363,377	7,518,604

        Payment of future dividends will depend on earnings and other factors.

        As of November 17, 2011, there were 578 record holders of our common stock as listed by our transfer agent's records.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 4 through 36 of our Annual Report (Exhibit 13 to this Form 10-K). Amounts for fiscal years 2007, 2008 and 2009 have been restated to reflect the Venezuelan operations as discontinued operations. Refer to Part I, Item 1 above for additional information regarding discontinued operations.

Five-year Summary of Selected Financial Data

	2007	2008	2009	2010	2011
	(in thousands except per share amounts)
Operating revenues	$1,502,380	$1,869,371	$1,843,740	$1,875,162	$2,543,894
Income from continuing operations	415,924	420,258	380,546	286,081	434,668
Income (loss) from discontinued operations	33,337	41,480	(27,001)	(129,769)	(482)
Net Income	449,261	461,738	353,545	156,312	434,186
Basic earnings per share from continuing operations	4.03	4.02	3.61	2.70	4.06
Basic earnings (loss) per share from discontinued operations	0.32	0.40	(0.26)	(1.23)	—
Basic earnings per share	4.35	4.42	3.35	1.47	4.06
Diluted earnings per share from continuing operations	3.95	3.93	3.56	2.66	3.99
Diluted earnings (loss) per share from discontinued operations	0.32	0.39	(0.25)	(1.21)	—
Diluted earnings per share	4.27	4.32	3.31	1.45	3.99
Total assets*	2,885,369	3,588,045	4,161,024	4,265,370	5,003,891
Long-term debt	445,000	475,000	420,000	360,000	235,000
Cash dividends declared per common share	0.1800	0.1850	0.2000	0.2200	0.2600

*
Total assets for all years include amounts related to discontinued operations

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item may be found on, and is incorporated by reference to, pages 4 through 36 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page of this Report and on, and is incorporated by reference to, the following pages of our Annual Report (Exhibit 13 to this Form 10-K) under Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements:

Market Risk	Page
• Foreign Currency Exchange Rate Risk	33-34
• Commodity Price Risk	34-35
• Interest Rate Risk	35-36
• Equity Price Risk	36

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages 38 through 76 of our Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  a)
  Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

    •
    our disclosure controls and procedures are effective at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    •
    our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Form 10-K was prepared, as appropriate to allow timely decision regarding the required disclosure.

  b)
  Management's Report on Internal Control over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

    The independent registered public accounting firm that audited our financial statements, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report appears below at the end of this Item 9A of Form 10-K.

  c)
  Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma November 23, 2011

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1—Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2012, to be filed with the SEC not later than 120 days after September 30, 2011. Information required under this item with respect to executive officers under Item 401 of Regulation S-K appears under "Our Executive Officers" in Part I of this Form 10-K.

        We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under "Corporate Governance." Our Internet address is www.hpinc.com. We intend to disclose any amendments to or waivers from this code on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation is incorporated herein by reference to the material beginning with the caption "Executive Compensation Discussion and Analysis" and ending with the caption "Potential Payments Upon Termination", as well as under the captions "Director Compensation in Fiscal 2011" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2012, to be filed with the SEC not later than 120 days after September 30, 2011.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the material under the captions "Summary of All Existing Equity Compensation Plans," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2012, to be filed with the SEC not later than 120 days after September 30, 2011.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the material under the captions "Transactions With Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2012, to be filed with the SEC not later than 120 days after September 30, 2011.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the material under the caption "Audit Fees" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2012, to be filed with the SEC not later than 120 days after September 30, 2011.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1.	Financial Statements: The following appear in our Annual Report to Stockholders (Exhibit 13 to this Form 10-K) on the pages indicated below and are incorporated herein by reference:
			Page
		Report of Independent Registered Public Accounting Firm	37
		Consolidated Statements of Income for the Years Ended September 30, 2011, 2010 and 2009	38
		Consolidated Balance Sheets at September 30, 2011 and 2010	39-40
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2011, 2010 and 2009	41
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009	42
		Notes to Consolidated Financial Statements	43-76
	2.	Financial Statement Schedules: All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.
	3.	Exhibits. The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference are duly noted as such.
		3.1
			Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities & Exchange Commission for fiscal 2006, SEC File No. 001-04221.
		3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on September 10, 2007, SEC File No. 001-04221.
		4.1
			Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed on January 18, 1996, SEC File No. 001-04221.
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
*10.5
Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.
*10.6
Form of Director Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
*10.7
Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
10.8
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.9
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.
10.10
Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 21, 2009, SEC File No. 001-04221.
10.11
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.12	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.13	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.14	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.15
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.

*10.16	Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.17
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers are incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.18
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers are incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.19	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2011.
10.20
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.21
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 18, 2007, SEC File No. 001-04221.
10.22
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.23
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.24	Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.25	Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
10.26	Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.27	Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
*10.28
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.29
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.

*10.30	Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
13.	The Company's Annual Report to Stockholders for fiscal 2011.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2011, filed on November 23, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Management or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.
By	/s/ HANS HELMERICH Hans Helmerich, President and Chief Executive Officer Date: November 23, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG William L. Armstrong, Director Date: November 23, 2011	By	/s/ RANDY A. FOUTCH Randy A. Foutch, Director November 23, 2011
By	/s/ HANS HELMERICH Hans Helmerich, Director & CEO Date: November 23, 2011	By	/s/ W. H. HELMERICH, III W. H. Helmerich, III, Director Date: November 23, 2011
By	/s/ PAULA MARSHALL Paula Marshall, Director Date: November 23, 2011	By	/s/ FRANCIS ROONEY Francis Rooney, Director Date: November 23, 2011
By	/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr., Director Date: November 23, 2011	By	/s/ JOHN D. ZEGLIS John D. Zeglis, Director Date: November 23, 2011
By	/s/ JUAN PABLO TARDIO Juan Pablo Tardio (Principal Financial Officer) Date: November 23, 2011	By	/s/ GORDON K. HELM Gordon K. Helm (Principal Accounting Officer) Date: November 23, 2011

Exhibit Index

        The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2006, SEC File No. 001-04221.
3.2	Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on September 10, 2007, SEC File No. 001-04221.
4.1
Rights Agreement dated as of January 8, 1996, between the Company and The Liberty National Bank and Trust Company of Oklahoma City, N.A. is incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed on January 18, 1996, SEC File No. 001-04221.
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
*10.5
Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.
*10.6
Form of Director Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
*10.7
Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
10.8
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.9
Credit Agreement dated December 18, 2006, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 20, 2006, SEC File No. 001-04221.

Exhibit No.	Description
10.10	Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 21, 2009, SEC File No. 001-04221.
10.11
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.12	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 29, 2008.
*10.13	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.14	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.15
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.16
Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 8, 2009, SEC File No. 001-04221.
*10.17
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers are incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.18
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers are incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.19	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2011.
10.20
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.21
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 7, 2007, SEC File No. 001-04221.
10.22
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.23
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.

Exhibit No.	Description
10.24	Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.25	Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
10.26	Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.27	Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
*10.28
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.29
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.30
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
13.	The Company's Annual Report to Stockholders for fiscal 2011.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2011, filed on November 23, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Management or Compensatory Plan or Arrangement.