Form 10-Q
period 2011-12-31
HELMERICH & PAYNE INC
filed 2012-02-07
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2012
Common Stock, $0.10 par value	107,386,075

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$347,859	$364,246
Accounts receivable, less reserve of $745 at December 31, 2011 and $776 at September 30, 2011	495,389	460,540
Inventories	58,907	54,407
Deferred income taxes	15,789	19,855
Prepaid expenses and other	77,707	49,736
Current assets of discontinued operations	7,777	7,529
Total current assets	1,003,428	956,313

Investments	399,995	347,924
Property, plant and equipment, net	3,832,001	3,677,070
Other assets	22,463	22,584

Total assets	$5,257,887	$5,003,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,232	$103,852
Accrued liabilities	186,446	192,898
Long-term debt due within one year	115,000	115,000
Current liabilities of discontinued operations	5,171	4,979
Total current liabilities	428,849	416,729

Noncurrent liabilities:
Long-term debt	235,000	235,000
Deferred income taxes	1,048,130	975,280
Other	97,494	104,285
Non-current liabilities of discontinued operations	2,606	2,550
Total noncurrent liabilities	1,383,230	1,317,115

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,489,540 shares and 107,243,473 shares issued as of December 31, 2011 and September 30, 2011, respectively and 107,337,767 and 107,086,324 shares outstanding as of December 31, 2011 and September 30, 2011, respectively	10,749	10,724
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	218,724	210,909
Retained earnings	3,090,946	2,954,210
Accumulated other comprehensive income	131,785	98,908
Treasury stock, at cost	(6,396)	(4,704)
Total shareholders’ equity	3,445,808	3,270,047

Total liabilities and shareholders’ equity	$5,257,887	$5,003,891

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2011	2010
Operating revenues:
Drilling — U.S. Land	$617,779	$476,818
Drilling — Offshore	50,792	44,867
Drilling — International Land	60,735	68,954
Other	3,282	4,003
	732,588	594,642

Operating costs and other:
Operating costs, excluding depreciation	391,032	330,046
Depreciation	86,288	73,180
General and administrative	26,163	19,889
Research and development	3,249	3,470
Income from asset sales	(4,683)	(2,669)
	502,049	423,916

Operating income from continuing operations	230,539	170,726

Other income (expense):
Interest and dividend income	336	314
Interest expense	(2,461)	(4,451)
Other	21	166
	(2,104)	(3,971)

Income from continuing operations before income taxes	228,435	166,755
Income tax provision	84,138	62,390
Income from continuing operations	144,297	104,365

Loss from discontinued operations before income taxes	(11)	(215)
Income tax provision	—	—

Loss from discontinued operations	(11)	(215)

NET INCOME	$144,286	$104,150

Basic earnings per common share:
Income from continuing operations	$1.34	$0.98
Loss from discontinued operations	$—	$—
Net income	$1.34	$0.98

Diluted earnings per common share:
Income from continuing operations	$1.32	$0.96
Loss from discontinued operations	$—	$—
Net income	$1.32	$0.96

Weighted average shares outstanding:
Basic	107,186	106,031
Diluted	108,788	107,852

Dividends declared per common share	$0.07	$0.06

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$144,286	$104,150
Adjustment for loss from discontinued operations	11	215
Income from continuing operations	144,297	104,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,288	73,180
Provision for bad debt	2	1
Stock-based compensation	3,922	3,187
Other	—	(1)
Income from asset sales	(4,683)	(2,669)
Deferred income tax expense	57,585	42,080
Change in assets and liabilities-
Accounts receivable	(34,851)	45,259
Inventories	(4,500)	(285)
Prepaid expenses and other	(24,440)	4,910
Accounts payable	18,383	(24,583)
Accrued liabilities	791	(15,072)
Deferred income taxes	113	231
Other noncurrent liabilities	(6,258)	8,267
Net cash provided by operating activities from continuing operations	236,649	238,870
Net cash used in operating activities from discontinued operations	(11)	(215)
Net cash provided by operating activities	236,638	238,655

INVESTING ACTIVITIES:
Capital expenditures	(256,943)	(116,224)
Proceeds from asset sales	10,155	3,028
Acquisition of TerraVici Drilling Solutions	—	(4,000)
Net cash used in investing activities	(246,788)	(117,196)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	10,000
Payments on line of credit	—	(20,000)
Dividends paid	(7,522)	(6,376)
Exercise of stock options	373	2,988
Tax withholdings related to net share settlements of restricted stock	(1,514)	—
Excess tax benefit from stock-based compensation	2,426	2,733
Net cash used in financing activities	(6,237)	(10,655)

Net increase (decrease) in cash and cash equivalents	(16,387)	110,804
Cash and cash equivalents, beginning of period	364,246	63,020
Cash and cash equivalents, end of period	$347,859	$173,824

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance, September 30, 2011	107,243	$10,724	$210,909	$2,954,210	$98,908	157	$(4,704)	$3,270,047

Comprehensive Income:
Net income				144,286				144,286
Other comprehensive income:
Change in value on available-for-sale securities					32,338			32,338

Amortization of net periodic benefit costs-net of actuarial gain					539			539
Total comprehensive income								177,163

Cash dividends ($.07 per share)				(7,550)				(7,550)
Exercise of stock options	206	21	3,011			46	(2,659)	373
Tax benefit of stock-based awards, including excess tax benefits of $2.7 million			3,367					3,367
Stock issued for vested restricted stock, net of shares withheld for employee taxes	41	4	(2,485)			(51)	967	(1,514)
Stock-based compensation			3,922					3,922

Balance, December 31, 2011	107,490	$10,749	$218,724	$3,090,946	$131,785	152	$(6,396)	$3,445,808

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2011 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

A land rig in the U.S. Land segment met the held-for-sale classification criteria at December 31, 2011.  The net book value of the rig is included in prepaid expenses and other in the Consolidated Condensed Balance Sheet at December 31, 2011.

As more fully described in our 2011 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed term, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	December 31,
	2011	2010
	(in thousands)
Revenue	$—	$—
Loss before income taxes	(11)	(215)
Income tax benefit	—	—
Loss from discontinued operations	$(11)	$(215)

Significant categories of assets and liabilities from discontinued operations are as follows:

	December 31,	September 30,
	2011	2011
	(in thousands)
Other current assets	$7,777	$7,529
Total assets	$7,777	$7,529

Total current liabilities	$5,171	$4,979
Total noncurrent liabilities	2,606	2,550
Total liabilities	$7,777	$7,529

Other current assets consist of restricted cash to meet remaining in-country current obligations.  Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

3.               Earnings per Share

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  We have granted and expect to continue to grant restricted stock grants to employees that contain non-forfeitable rights to dividends.  Such grants are considered participating securities under ASC 260.  As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per share is computed utilizing the two-class method and is calculated based on weighted-average number of common shares outstanding during the periods presented.

Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and nonvested restricted stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2011	2010
Numerator:
Income from continuing operations	$144,297	$104,365
Loss from discontinued operations	(11)	(215)
Net income	144,286	104,150
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(474)	(309)
Numerator for basic earnings per share:
From continuing operations	143,823	104,056
From discontinued operations	(11)	(215)
	143,812	103,841
Adjustment for diluted earnings per share:

Effect of reallocating undistributed earnings of unvested shareholders	7	5
Numerator for diluted earnings per share:
From continuing operations	143,830	104,061
From discontinued operations	(11)	(215)
	$143,819	$103,846
Denominator:

Denominator for basic earnings per share - weighted-average shares	107,186	106,031

Effect of dilutive shares from stock options and restricted stock	1,602	1,821

Denominator for diluted earnings per share - adjusted weighted-average shares	108,788	107,852
Basic earnings per common share:
Income from continuing operations	$1.34	$0.98
Loss from discontinued operations	—	—
Net income	$1.34	$0.98
Diluted earnings per common share:
Income from continuing operations	$1.32	$0.96
Loss from discontinued operations	—	—
Net income	$1.32	$0.96

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2011	2010
Shares excluded from calculation of diluted earnings per share	761	324
Weighted-average price per share	$55.06	$47.94

4.               Inventories

Inventories consist primarily of replacement parts and supplies held for use in our drilling operations.

5.               Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity securities December 31, 2011	$129,183	$255,227	$—	$384,410
Equity securities September 30, 2011	$129,183	$203,486	$—	$332,669

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair value below original cost is other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first quarter of fiscal 2012 and 2011.

Investments in limited partnerships carried at cost were approximately $9.4 million at December 31, 2011 and September 30, 2011.  The estimated fair value of the limited partnerships was $16.2 million and $15.8 million at December 31, 2011 and September 30, 2011, respectively.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $6.2 million at December 31, 2011 and $5.9 million at September 30, 2011.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at December 31, 2011 and September 30, 2011.

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

At December 31, 2011, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2011, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2011:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$347,859	$347,859	$—	$—
Equity securities	384,410	384,410	—	—
Other current assets	50,461	50,211	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$784,730	$784,480	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
	(in thousands)
Carrying value of long-term fixed-rate debt	$350.0	$350.0
Fair value of long-term fixed-rate debt	$367.4	$376.9

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

6.               Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Net income	$144,286	$104,150
Other comprehensive income:
Unrealized appreciation on securities	51,741	76,539
Income taxes	(19,403)	(28,702)
	32,338	47,837

Minimum pension liability adjustments	863	750
Income taxes	(324)	(282)
	539	468

Total comprehensive income	$177,163	$152,455

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	December 31,	September 30,
	2011	2011
Unrealized appreciation on securities	$158,464	$126,126
Unrecognized actuarial loss and prior service cost	(26,679)	(27,218)
Accumulated other comprehensive income	$131,785	$98,908

7.                     Cash Dividends

The $0.07 cash dividend declared September 7, 2011, was paid December 1, 2011.  On December 6, 2011, a cash dividend of $0.07 per share was declared for shareholders of record on February 15, 2012, payable March 1, 2012. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

8.               Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares.  There were 458,838 nonqualified stock options and 243,600 shares of restricted stock awards granted in the three months ended December 31, 2011.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Compensation expense
Stock options	$2,488	$2,115
Restricted stock	1,434	1,072
	$3,922	$3,187

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	1.0%	1.9%
Expected stock volatility	53.3%	51.6%
Dividend yield	0.4%	0.5%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three months ended December 31, 2011 is presented in the following table:

	Three Months Ended December 31, 2011
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)
Outstanding at October 1, 2011	4,589	$25.84
Granted	459	59.76
Exercised	(205)	14.79
Forfeited/Expired	(23)	36.10
Outstanding at December 31, 2011	4,820	$29.49	5.6	$139.8
Vested and expected to vest at December 31, 2011	4,762	$29.39	5.5	$138.6

Exercisable at December 31, 2011	3,688	$24.62	4.6	$124.4

The weighted-average fair value of options granted in the first quarter of fiscal 2012 was $27.75.

The total intrinsic value of options exercised during the three months ended December 31, 2011 was $8.1 million.

As of December 31, 2011, the unrecognized compensation cost related to the stock options was $19.5 million.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2011, there was $20.4 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the status of our restricted stock awards as of December 31, 2011 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2011
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2011	323	$42.38
Granted	244	59.76
Vested (1)	(119)	40.21
Forfeited	(7)	41.93
Unvested at December 31, 2011	441	$52.59

(1)          The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.               Debt

At December 31, 2011 and September 30, 2011, we had the following unsecured long-term debt outstanding (in thousands):

	December 31,	September 30,
	2011	2011
Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$350,000	$350,000
Less long-term debt due within one year	115,000	115,000
Long-term debt	$235,000	$235,000

The intermediate unsecured debt outstanding at December 31, 2011 matures over a period from August 2012 to August 2014 and carries a weighted-average interest rate of 6.53 percent, which is paid semi-annually.  The terms require that we maintain a minimum ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities, including $3 million held by a company affiliated with one of our Board members.

We have $200 million senior unsecured fixed-rate notes that mature over a period from July 2012 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  We will make five equal annual principal repayments of $40.0 million starting on July 21, 2012.  Financial covenants require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

Our $400 million senior unsecured credit facility matured in December 2011 and was allowed to expire.  During the first fiscal quarter of 2012, we funded two collateral trusts totaling $25.0 million and terminated two letters of credit.  The two collateral trusts are classified as restricted cash and are included in prepaid expense and other in the Consolidated Condensed Balance Sheet at December 31, 2011.

10.   Income Taxes

Our effective tax rate for the three months ended December 31, 2011 and 2010 was 36.8 percent and 37.4 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on results of operations or financial position.

11.   Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $474.6 million are outstanding at December 31, 2011.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in two arbitrations against third parties not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $75 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

12.         Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Tunisia, Bahrain and other South American countries. The International Land operations have similar services, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, we have aggregated our international operations into a single reportable segment.  Each reportable segment is a strategic business unit which is managed separately. Other includes non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2011, and 2010, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2011
Contract Drilling:
U.S. Land	$617,779	$—	$617,779	$224,706
Offshore	50,792	—	50,792	12,204
International Land	60,735	—	60,735	7,939
	729,306	—	729,306	244,849
Other	3,282	210	3,492	(1,788)
	732,588	210	732,798	243,061
Eliminations	—	(210)	(210)	—
Total	$732,588	$—	$732,588	$243,061

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2010
Contract Drilling:
U.S. Land	$476,818	$—	$476,818	$158,361
Offshore	44,867	—	44,867	9,000
International Land	68,954	—	68,954	14,367
	590,639	—	590,639	181,728
Other	4,003	210	4,213	(1,151)
	594,642	210	594,852	180,577
Eliminations	—	(210)	(210)	—
Total	$594,642	$—	$594,642	$180,577

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations.

	Three Months Ended
	December 31,
	2011	2010
	(in thousands)
Segment operating income	$243,061	$180,577
Income from asset sales	4,683	2,669
Corporate general and administrative costs and corporate depreciation	(17,205)	(12,520)
Operating income	230,539	170,726

Other income (expense):
Interest and dividend income	336	314
Interest expense	(2,461)	(4,451)
Other	21	166
Total other income (expense)	(2,104)	(3,971)

Income from continuing operations before income taxes	$228,435	$166,755

The following table presents total assets by reportable segment.

	December 31,	September 30,
	2011	2011
	(in thousands)
Total assets
U.S. Land	$3,869,204	$3,719,387
Offshore	146,244	151,656
International Land	362,775	333,142
Other	34,952	35,076
	4,413,175	4,239,261
Investments and corporate operations	836,935	757,101
Total assets from continued operations	5,250,110	4,996,362
Discontinued operations	7,777	7,529
	$5,257,887	$5,003,891

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2011	2010
	(in thousands)
Operating revenues
United States	$662,351	$519,040
Colombia	19,665	18,817
Ecuador	12,636	12,025
Argentina	12,407	13,009
Other foreign	25,529	31,751
Total	$732,588	$594,642

13.         Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2011 and 2010 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2011	2010
	(in thousands)
Interest cost	$1,103	$1,116
Expected return on plan assets	(1,293)	(1,185)
Recognized net actuarial loss	862	750
Net pension expense	$672	$681

Employer Contributions

We did not make any contributions to the Pension Plan during the three months ended December 31, 2011.  We estimate contributing at least $1.0 million in fiscal 2012 to meet the minimum contribution required by law and we may contribute additional amounts of up to $5.0 million.

14.   Risk Factors

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

15.   Recently Issued Accounting Standards

On October 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements requiring a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  The adoption had no impact on the Consolidated Financial Statements.

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  ASU No. 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities.  We do not expect the adoption of these provisions to have a material impact on the Consolidated Financial Statements.

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

16.   Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through the date these Consolidated Condensed Financial Statements were issued, and have determined we have no recognized subsequent events.

Subsequent to December 31, 2011, we sold a conventional rig from our U.S. Land segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

December 31, 2011

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and  notes thereto included in our 2011 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2011 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

We reported income from continuing operations of $144.3 million ($1.32 per diluted share) from operating revenues of $732.6 million for the first quarter ended December 31, 2011, compared with income from continuing operations of $104.4 million ($0.96 per diluted share) from operating revenues of $594.6 million for the first quarter of fiscal year 2011.  In the first quarter of fiscal year 2011, we had a net loss from discontinued operations of $0.2 million with no effect on a per diluted share basis.  Including discontinued operations, we recorded net income of $144.3 million ($1.32 per diluted share) for the first quarter ended December 31, 2011,  compared to net income of $104.2 million ($0.96 per diluted share) for the first quarter ended December 31, 2010.  Income from continued operations for the first quarter of fiscal 2012 includes approximately $3.0 million ($0.03 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the first quarter of fiscal 2011 includes approximately $1.7 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

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

Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in two arbitrations against third parties not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $75 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	December 31,
	2011	2010
Revenue	$—	$—
Loss before income taxes	(11)	(215)
Income tax benefit	—	—
Loss from discontinued operations	$(11)	$(215)

Significant categories of assets and liabilities from discontinued operations are as follows:

	December 31,	September 30,
	2011	2011
Other current assets	$7,777	$7,529
Total assets	$7,777	$7,529

Total current liabilities	$5,171	$4,979
Total noncurrent liabilities	2,606	2,550
Total liabilities	$7,777	$7,529

Other current assets consist of restricted cash to meet remaining in-country current obligations.  Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2011 and 2010. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2011	2010
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$617,779	$476,818
Direct operating expenses	312,306	252,238
General and administrative expense	7,298	5,855
Depreciation	73,469	60,364
Segment operating income	$224,706	$158,361

Revenue days	20,968	17,249
Average rig revenue per day	$26,861	$24,952
Average rig expense per day	$12,292	$11,932
Average rig margin per day	$14,569	$13,020
Rig utilization	91%	84%

U.S. Land segment operating income increased to $224.7 million for the first quarter of fiscal 2012 compared to $158.4 million in the same period of fiscal 2011.  Revenues were $617.8 million and $476.8 million in the first quarter of fiscal 2012 and 2011, respectively.  Included in U.S. land revenues for the three months ended December 31, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $54.6 million and $46.4 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as rig utilization and average dayrates increased.  U.S. land rig utilization increased to 91 percent for the first quarter of fiscal 2012 compared to 84 percent for the first quarter of fiscal 2011.  U.S. land rig revenue days for the first quarter of fiscal 2012 were 20,968 compared with 17,249 for the same period of fiscal 2011, with an average of 227.9 and 187.5 rigs working during the first quarter of fiscal 2012 and 2011, respectively.

During the three months ended December 31, 2011, two FlexRigs were transferred from the U.S. Land segment to the International Land segment and two idle conventional rigs were sold.

At December 31, 2011, 234 out of 255 existing rigs in the U.S. Land segment were generating revenue. Of the 234 rigs generating revenue, 150 were under fixed term contracts and 84 were working in the spot market. At January 31, 2012, the number of existing rigs under fixed term contracts in the segment increased to 152 and the number of rigs working in the spot market remained at 84.

	Three Months Ended December 31,
	2011	2010
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$50,792	$44,867
Direct operating expenses	33,201	30,927
General and administrative expense	1,732	1,410
Depreciation	3,655	3,530
Segment operating income	$12,204	$9,000

Revenue days	697	587
Average rig revenue per day	$53,644	$45,350
Average rig expense per day	$31,473	$27,285
Average rig margin per day	$22,171	$18,065
Rig utilization	84%	71%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.8 million and $7.3 million for the three months ended December 31, 2011 and 2010, respectively.

At December 31, 2011, seven of our nine platform rigs were active.

	Three Months Ended December 31,
	2011	2010
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$60,735	$68,954
Direct operating expenses	45,164	46,535
General and administrative expense	778	868
Depreciation	6,854	7,184
Segment operating income	$7,939	$14,367

Revenue days	1,729	1,923
Average rig revenue per day	$31,072	$33,789
Average rig expense per day	$22,057	$22,164
Average rig margin per day	$9,015	$11,625
Rig utilization	78%	76%

International Land segment operating income for the first quarter of fiscal 2012 was $7.9 million, compared to operating income of $14.4 million in the same period of fiscal 2011.  Included in International land revenues for the three months ended December 31, 2011 and 2010 are reimbursements for “out-of-pocket” expenses of $7.0 million and $4.0 million, respectively.

Revenues in the first quarter of fiscal 2012 decreased by $8.2 million compared to the first quarter of fiscal 2011 with utilization increasing from 76 percent to 78 percent.  During the current quarter, an average of 19.0 rigs worked compared to an average of 21.1 rigs in the first quarter of fiscal 2011.

Segment operating income and average rig margin per day decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to early termination revenue earned in the first quarter of fiscal 2011.

During the first quarter of fiscal 2012, two FlexRigs were transferred to the International Land segment from the U.S. Land segment.  Both of the rigs will commence operations in the second quarter of fiscal 2012.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2011 and 2010, we incurred $3.2 million and $3.5 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $26.2 million in the first quarter of fiscal 2012 from $19.9 million in the first quarter of fiscal 2011.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation of approximately $4.4 million associated with growth in the number of employees and increases in wages in the comparative quarters.  The remaining increase is primarily due to higher professional services and other corporate overhead associated with supporting continued growth of our drilling business.

Income tax expense increased to $84.1 million in the first quarter of fiscal 2012 from $62.4 million in the first quarter of fiscal 2011, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 36.8 percent from 37.4 percent for the two comparable quarters.

Interest expense was $2.5 million and $4.5 million in the first quarter of fiscal 2012 and 2011, respectively. Capitalized interest, all attributable to our rig construction, was $3.3 million and $1.7 million for the comparable quarters.  Interest expense before capitalized interest decreased $0.4 million during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to reduced borrowings in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $347.9 million at December 31, 2011 from $364.2 million at September 30, 2011. The following table provides a summary of cash flows for the three-month period ended December 31, (in thousands):

Net cash provided (used) by:

	2011	2010
Operating activities	$236,638	$238,655
Investing activities	(246,788)	(117,196)
Financing activities	(6,237)	(10,655)
Increase (decrease) in cash and cash equivalents	$(16,387)	$110,804

Operating activities

Cash flows from operating activities were approximately $236.6 million for the three months ended December 31, 2011 compared to approximately $238.7 million for the same period ended December 31, 2010.  The decrease in cash provided from operating activities is primarily due to an increase in net income and changes during the comparable three month periods in accounts receivable and current liabilities.  For the three months ended December 31, 2011, accounts receivable and current liabilities increased as we placed more rigs in service.  Additionally, during the three months ended December 31, 2011, we funded two collateral trusts totaling $25.0 million in connection with our primary casualty insurance program.  The two collateral trusts are included in prepaid expense and other in the Consolidated Condensed Statements of Cash Flows.

Investing activities

Capital expenditures increased $140.7 million primarily attributable to the increased building of new FlexRigs.

Financing activities

During the three months ended December 31, 2010, we reduced our outstanding debt by $10 million compared with no change to debt during the three months ended December 31, 2011.

Other Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2012.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $350 million at December 31, 2011. For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2011 and September 30, 2011 was $4.2 billion and $3.8 billion, respectively.  The increase in backlog at December 31, 2011 from September 30, 2011 is primarily due to the expected revenue on 17 multi-year contracts announced in November 2011.  Approximately 72.9 percent of the December 31, 2011 backlog is not reasonably expected to be filled in fiscal 2012. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 23, 2011, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of December 31, 2011 and September 30, 2011, and the percentage of the December 31, 2011 backlog not reasonably expected to be filled in fiscal 2012:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2011	2011	Expected to be Filled in Fiscal 2012
	(in billions)
U.S. Land	$3.7	$3.3	72.8%
Offshore	.1	.1	63.6%
International Land	.4	.4	75.9%
	$4.2	$3.8

Capital Resources

During the first quarter of fiscal 2012, we announced agreements to build and operate 17 new FlexRigs under multi-year contracts.  In January 2012, we announced agreements to build and operate an additional three new FlexRigs.  During the three months ended December 31, 2011, we completed 11 FlexRigs that are under fixed term contracts.  An additional four FlexRigs under fixed term contracts were completed by the end of January 2012.  We currently expect to deliver a total of 45 new FlexRigs during fiscal 2012. Like those completed in prior fiscal periods, each of these new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2012 is $1.1 billion but the actual spending level may vary depending primarily on the timing of procurement related to our ongoing construction of new FlexRigs.  Capital expenditures were $256.9 million and $116.2 million for the first three months of fiscal 2012 and 2011, respectively.  Capital expenditures increased from 2011 primarily due to the additional new rigs completed during the comparable three month periods ended December 31.

There were no other significant changes in our financial position since September 30, 2011.

MATERIAL COMMITMENTS

In December 2011, we extended our current lease for office space near downtown Tulsa, Oklahoma for an additional five years and added approximately 31,000 square feet.  The extension and expansion increases the material commitments reported in our 2011 Annual Report on Form 10-K by approximately $15.0 million.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2011 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

On October 1, 2011, we adopted the provisions of ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements requiring a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method, which is used to price the hardest to value instruments.  The adoption had no impact on the Consolidated Financial Statements.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 is intended to create consistency between U.S. GAAP and IFRS on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  ASU No. 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities.  We do not expect the adoption of these provisions to have a material impact on the Consolidated Financial Statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 was issued to increase the prominence of OCI in financial statements.  The guidance provides two options for presenting OCI.  An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income.  Alternatively, an OCI statement can be separate from a net income statement but the two statements will have to appear consecutively within a financial report.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal periods beginning after December 15, 2011 with early adoption permitted.  We are currently evaluating the method of presentation and the timing of adoption but the adoption will have no impact on the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

December 31, 2011

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2011;

•                  Note 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 1A.  RISK FACTORS

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2011, approximately 8 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the three months ended December 31, 2011, approximately 74 percent of the international operating revenues were from operations in South America.

New legislation and regulatory initiatives relating to hydraulic fracturing could delay or limit the drilling services we provide to customers whose drilling programs could be impacted by such laws.

Members of the U.S Congress and the U.S. Environmental Protection Agency, or the EPA, are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production.  Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health.  Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances.  We do not engage in any hydraulic fracturing activities.  However, any new laws, regulation or permitting requirements regarding hydraulic fracturing could delay or limit the drilling services we provide to customers whose drilling programs could be impacted by new legal requirements.

Reference is made to the risk factors pertaining to interest rate risk and the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2011.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2012, the risk factors are hereby amended and updated by reference to, and incorporation herein of, Notes 5 and 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2011.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1

Second Amendment to Office Lease between ASP, Inc. and Helmerich & Payne, Inc. dated December 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 14, 2011, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2011, filed on February 7, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 7, 2012	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date:	February 7, 2012	By:	/S/ JUAN PABLO TARDIO
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

10.1

Second Amendment to Office Lease between ASP, Inc. and Helmerich & Payne, Inc. dated December 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 14, 2011, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2011, filed on February 7, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.