Form 10-Q
period 2012-03-31
HELMERICH & PAYNE INC
filed 2012-05-04
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2012
Common Stock, $0.10 par value	107,416,029

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$324,385	$364,246
Accounts receivable, less reserve of $746 at March 31, 2012 and $776 at September 30, 2011	511,203	460,540
Inventories	61,410	54,407
Deferred income taxes	21,890	19,855
Prepaid expenses and other	72,910	49,736
Current assets of discontinued operations	7,562	7,529
Total current assets	999,360	956,313

Investments	444,365	347,924
Property, plant and equipment, net	3,975,239	3,677,070
Other assets	22,108	22,584

Total assets	$5,441,072	$5,003,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,007	$103,852
Accrued liabilities	167,519	192,898
Long-term debt due within one year	115,000	115,000
Current liabilities of discontinued operations	5,198	4,979
Total current liabilities	385,724	416,729

Noncurrent liabilities:
Long-term debt	235,000	235,000
Deferred income taxes	1,113,285	975,280
Other	102,603	104,285
Noncurrent liabilities of discontinued operations	2,364	2,550
Total noncurrent liabilities	1,453,252	1,317,115

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,564,656 shares and 107,243,473 shares issued as of March 31, 2012 and September 30, 2011, respectively and 107,411,279 and 107,086,324 shares outstanding as of March 31, 2012 and September 30, 2011, respectively	10,756	10,724
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	225,917	210,909
Retained earnings	3,213,113	2,954,210
Accumulated other comprehensive income	158,804	98,908
Treasury stock, at cost	(6,494)	(4,704)
Total shareholders’ equity	3,602,096	3,270,047

Total liabilities and shareholders’ equity	$5,441,072	$5,003,891

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating revenues:
Drilling — U.S. Land	$658,804	$495,459	$1,276,583	$972,277
Drilling — Offshore	43,421	50,586	94,213	95,453
Drilling — International Land	64,088	54,684	124,823	123,638
Other	3,669	3,677	6,951	7,680
	769,982	604,406	1,502,570	1,199,048

Operating costs and other:
Operating costs, excluding depreciation	448,208	340,039	839,240	670,085
Depreciation	90,934	76,161	177,222	149,341
General and administrative	27,805	24,406	53,968	44,295
Research and development	3,830	3,640	7,079	7,110
Income from asset sales	(7,820)	(4,105)	(12,503)	(6,774)
	562,957	440,141	1,065,006	864,057

Operating income from continuing operations	207,025	164,265	437,564	334,991

Other income (expense):
Interest and dividend income	356	356	692	670
Interest expense	(2,421)	(5,513)	(4,882)	(9,964)
Other	(42)	232	(21)	398
	(2,107)	(4,925)	(4,211)	(8,896)

Income from continuing operations before income taxes	204,918	159,340	433,353	326,095
Income tax provision	75,155	60,379	159,293	122,769
Income from continuing operations	129,763	98,961	274,060	203,326

Loss from discontinued operations before income taxes	(125)	(176)	(136)	(391)
Income tax provision	(81)	(5)	(81)	(5)

Loss from discontinued operations	(44)	(171)	(55)	(386)

NET INCOME	$129,719	$98,790	$274,005	$202,940

Basic earnings per common share:
Income from continuing operations	$1.20	$0.92	$2.54	$1.90
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.20	$0.92	$2.54	$1.90

Diluted earnings per common share:
Income from continuing operations	$1.18	$0.91	$2.51	$1.87
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.18	$0.91	$2.51	$1.87

Weighted average shares outstanding:
Basic	107,385	106,515	107,285	106,270
Diluted	109,042	108,595	108,925	108,375

Dividends declared per common share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$274,005	$202,940
Adjustment for loss from discontinued operations	55	386
Income from continuing operations	274,060	203,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,222	149,341
Provision for bad debt	2	3
Stock-based compensation	8,758	6,144
Other	2	(1)
Income from asset sales	(12,503)	(6,774)
Deferred income tax expense	100,143	95,619
Change in assets and liabilities-
Accounts receivable	(50,665)	24,476
Inventories	(7,003)	(2,441)
Prepaid expenses and other	(22,719)	4,037
Accounts payable	(12,253)	(17,287)
Accrued liabilities	(14,083)	(14,952)
Deferred income taxes	205	243
Other noncurrent liabilities	(2,289)	10,399
Net cash provided by operating activities from continuing operations	438,877	452,133
Net cash used in operating activities from discontinued operations	(55)	(386)
Net cash provided by operating activities	438,822	451,747

INVESTING ACTIVITIES:
Capital expenditures	(492,701)	(286,251)
Proceeds from asset sales	25,543	17,022
Acquisition of TerraVici Drilling Solutions	—	(4,000)
Net cash used in investing activities	(467,158)	(273,229)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	10,000
Payments on line of credit	—	(20,000)
Dividends paid	(15,070)	(12,784)
Exercise of stock options	1,895	11,115
Tax withholdings related to net share settlements of restricted stock	(1,514)	—
Excess tax benefit from stock-based compensation	3,164	10,816
Net cash used in financing activities	(11,525)	(853)

Net increase (decrease) in cash and cash equivalents	(39,861)	177,665
Cash and cash equivalents, beginning of period	364,246	63,020
Cash and cash equivalents, end of period	$324,385	$240,685

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2011	107,243	$10,724	$210,909	$2,954,210	$98,908	157	$(4,704)	$3,270,047

Comprehensive Income:
Net income				274,005				274,005
Other comprehensive income:
Change in value on available-for-sale securities					58,817			58,817

Amortization of net periodic benefit costs-net of actuarial gain					1,079			1,079
Total comprehensive income								333,901

Cash dividends ($0.14 per share)				(15,102)				(15,102)
Exercise of stock options	281	28	4,624			47	(2,757)	1,895
Tax benefit of stock-based awards, including excess tax benefits of $3,417			4,111					4,111
Stock issued for vested restricted stock, net of shares withheld for employee taxes	41	4	(2,485)			(51)	967	(1,514)
Stock-based compensation			8,758					8,758

Balance, March 31, 2012	107,565	$10,756	$225,917	$3,213,113	$158,804	153	$(6,494)	$3,602,096

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us” and “our” in these Notes to Consolidated Condensed Financial Statements refers to Helmerich & Payne, Inc. and its consolidated subsidiaries.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Revenue	$—	$—	$—	$—
Loss before income taxes	(125)	(176)	(136)	(391)
Income tax provision	(81)	(5)	(81)	(5)
Loss from discontinued operations	$(44)	$(171)	$(55)	$(386)

Significant categories of assets and liabilities from discontinued operations are as follows:

	March 31,	September 30,
	2012	2011
	(in thousands)

Other current assets	$7,562	$7,529
Total assets	$7,562	$7,529

Current liabilities	$5,198	$4,979
Noncurrent liabilities	2,364	2,550
Total liabilities	$7,562	$7,529

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$129,763	$98,961	$274,060	$203,326
Loss from discontinued operations	(44)	(171)	(55)	(386)
Net income	129,719	98,790	274,005	202,940
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(530)	(300)	(1,009)	(599)
Numerator for basic earnings per share:
From continuing operations	129,233	98,661	273,051	202,727
From discontinued operations	(44)	(171)	(55)	(386)
	129,189	98,490	272,996	202,341
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	7	6	14	11
Numerator for diluted earnings per share:
From continuing operations	129,240	98,667	273,065	202,738
From discontinued operations	(44)	(171)	(55)	(386)
	$129,196	$98,496	$273,010	$202,352
Denominator:
Denominator for basic earnings per share - weighted-average shares	107,385	106,515	107,285	106,270
Effect of dilutive shares from stock options and restricted stock	1,657	2,080	1,640	2,105
Denominator for diluted earnings per share - adjusted weighted-average shares	109,042	108,595	108,925	108,375
Basic earnings per common share:
Income from continuing operations	$1.20	$0.92	$2.54	$1.90
Loss from discontinued operations	—	—	—	—
Net income	$1.20	$0.92	$2.54	$1.90
Diluted earnings per common share:
Income from continuing operations	$1.18	$0.91	$2.51	$1.87
Loss from discontinued operations	—	—	—	—
Net income	$1.18	$0.91	$2.51	$1.87

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Shares excluded from calculation of diluted earnings per share	435	313	453	324
Weighted-average price per share	$59.76	$47.94	$59.76	$47.94

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

5.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities March 31, 2012	$129,183	$297,594	$—	$426,777
Equity securities September 30, 2011	$129,183	$203,486	$—	$332,669

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair value below original cost is other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first six months of fiscal 2012 and 2011.

Investments in limited partnerships carried at cost were approximately $9.4 million at March 31, 2012 and September 30, 2011.  The estimated fair value of the limited partnerships was $17.9 million and $15.8 million at March 31, 2012 and September 30, 2011, respectively.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $8.2 million at March 31, 2012 and $5.9 million at September 30, 2011.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at March 31, 2012 and September 30, 2011.

ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.  We use the fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:

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

At March 31, 2012, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At March 31, 2012, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2012:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$324,385	$324,385	$—	$—
Equity securities	426,777	426,777	—	—
Other current assets	50,182	49,932	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$803,344	$803,094	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
	(in thousands)

Carrying value of fixed-rate debt	$350.0	$350.0
Fair value of fixed-rate debt	$372.4	$376.9

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

6.              Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$129,719	$98,790	$274,005	$202,940
Other comprehensive income:
Unrealized appreciation on securities	42,367	81,922	94,108	158,461
Income taxes	(15,888)	(30,720)	(35,291)	(59,422)
	26,479	51,202	58,817	99,039

Minimum pension liability adjustments	863	750	1,726	1,500
Income taxes	(323)	(281)	(647)	(563)
	540	469	1,079	937

Total comprehensive income	$156,738	$150,461	$333,901	$302,916

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	March 31,	September 30,
	2012	2011
Unrealized appreciation on securities	$184,943	$126,126
Unrecognized actuarial loss and prior service cost	(26,139)	(27,218)
Accumulated other comprehensive income	$158,804	$98,908

7.              Cash Dividends

The $0.07 cash dividend declared December 6, 2011, was paid March 1, 2012.  On March 7, 2012, a cash dividend of $0.07 per share was declared for shareholders of record on May 15, 2012, payable June 1, 2012. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

8.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares.  There were 452,880 nonqualified stock options and 243,600 shares of restricted stock awards granted in the six months ended March 31, 2012.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Compensation expense
Stock options	$2,543	$1,698	$5,031	$3,813
Restricted stock	2,293	1,259	3,727	2,331
	$4,836	$2,957	$8,758	$6,144

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2012 and 2011:

	2012	2011

Risk-free interest rate	1.0%	1.9%
Expected stock volatility	53.3%	51.6%
Dividend yield	0.4%	0.5%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three and six months ended March 31, 2012 is presented in the following table:

	Three Months Ended March 31, 2012
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at January 1, 2012	4,814	$29.45
Granted	—	—
Exercised	(75)	21.59
Forfeited/Expired	—	—
Outstanding at March 31, 2012	4,739	$29.58	5.3	$118.1
Vested and expected to vest at March 31, 2012	4,681	$28.94	5.3	$117.1

Exercisable at March 31, 2012	3,606	$24.63	4.3	$105.8

	Six Months Ended March 31, 2012
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2011	4,589	$25.84
Granted	453	59.76
Exercised	(280)	16.61
Forfeited/Expired	(23)	36.10
Outstanding at March 31, 2012	4,739	$29.58

The weighted-average fair value of options granted in the first quarter of fiscal 2012 was $27.75.  No options were granted in the second quarter of fiscal 2012.

The total intrinsic value of options exercised during the three and six months ended March 31, 2012 was $3.1 million and $11.2 million, respectively.

As of March 31, 2012, the unrecognized compensation cost related to the stock options was $17.0 million.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2012, there was $18.1 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 3.1 years.

A summary of the status of our restricted stock awards as of March 31, 2012 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2012
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2011	323	$42.38
Granted	244	59.76
Vested (1)	(119)	40.21
Forfeited	(7)	41.93
Unvested at March 31, 2012	441	$52.59

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.              Debt

At March 31, 2012 and September 30, 2011, we had the following unsecured long-term debt outstanding (in thousands):

	March 31,	September 30,
	2012	2011
Unsecured intermediate debt issued August 15, 2002:
Series C, due August 15, 2012, 6.46%	$75,000	$75,000
Series D, due August 15, 2014, 6.56%	75,000	75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2012, 6.10%	40,000	40,000
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$350,000	$350,000
Less long-term debt due within one year	115,000	115,000
Long-term debt	$235,000	$235,000

The intermediate unsecured debt outstanding at March 31, 2012 matures over a period from August 2012 to August 2014 and carries a weighted-average interest rate of 6.53 percent, which is paid semi-annually.  The terms require that we maintain a minimum ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities, including $3 million held by a company affiliated with one of our Board members.

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

During the second quarter of fiscal 2012, five stand-by letters of credit totaling $3.0 million were issued by a bank on behalf of the Company to support customs and transportation guaranties that were required to move a rig between two international locations.

Our $400 million senior unsecured credit facility matured in December 2011 and was allowed to expire.  During the first fiscal quarter of 2012, we funded two collateral trusts totaling $26.1 million and terminated two letters of credit.  The two collateral trusts are classified as restricted cash and are included in prepaid expense and other in the Consolidated Condensed Balance Sheet at March 31, 2012.

10.  Income Taxes

Our effective tax rate for the first six months of fiscal 2012 and 2011 was 36.8 percent and 37.6 percent, respectively.  Our effective tax rate for the three months ended March 31, 2012 and 2011 was 36.7 percent and 37.9 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax position associated with our international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $7.0 million to $9.0 million during the next 12 months due to an international matter.

11.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $347.9 million are outstanding at March 31, 2012.

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

Summarized financial information of our reportable segments for the six months ended March 31, 2012, and 2011, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2012
Contract Drilling:
U.S. Land	$1,276,583	$—	$1,276,583	$434,665
Offshore	94,213	—	94,213	22,022
International Land	124,823	—	124,823	6,965
	1,495,619	—	1,495,619	463,652
Other	6,951	420	7,371	(3,621)
	1,502,570	420	1,502,990	460,031
Eliminations	—	(420)	(420)	—
Total	$1,502,570	$—	$1,502,570	$460,031

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2011
Contract Drilling:
U.S. Land	$972,277	$—	$972,277	$322,650
Offshore	95,453	—	95,453	20,476
International Land	123,638	—	123,638	16,810
	1,191,368	—	1,191,368	359,936
Other	7,680	419	8,099	(2,966)
	1,199,048	419	1,199,467	356,970
Eliminations	—	(419)	(419)	—
Total	$1,199,048	$—	$1,199,048	$356,970

Summarized financial information of our reportable segments for the three months ended March 31, 2012, and 2011, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2012
Contract Drilling:
U.S. Land	$658,804	$—	$658,804	$209,959
Offshore	43,421	—	43,421	9,818
International Land	64,088	—	64,088	(974)
	766,313	—	766,313	218,803
Other	3,669	210	3,879	(1,833)
	769,982	210	770,192	216,970
Eliminations	—	(210)	(210)	—
Total	$769,982	$—	$769,982	$216,970

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2011
Contract Drilling:
U.S. Land	$495,459	$—	$495,459	$164,289
Offshore	50,586	—	50,586	11,476
International Land	54,684	—	54,684	2,443
	600,729	—	600,729	178,208
Other	3,677	209	3,886	(1,815)
	604,406	209	604,615	176,393
Eliminations	—	(209)	(209)	—
Total	$604,406	$—	$604,406	$176,393

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Segment operating income	$216,970	$176,393	$460,031	$356,970
Income from asset sales	7,820	4,105	12,503	6,774
Corporate general and administrative costs and corporate depreciation	(17,765)	(16,233)	(34,970)	(28,753)
Operating income	207,025	164,265	437,564	334,991

Other income (expense):
Interest and dividend income	356	356	692	670
Interest expense	(2,421)	(5,513)	(4,882)	(9,964)
Other	(42)	232	(21)	398
Total other income (expense)	(2,107)	(4,925)	(4,211)	(8,896)

Income from continuing operations before income taxes	$204,918	$159,340	$433,353	$326,095

The following table presents total assets by reportable segment.

	March 31,	September 30,
	2012	2011
	(in thousands)
Total assets
U.S. Land	$4,035,650	$3,719,387
Offshore	138,415	151,656
International Land	366,960	333,142
Other	34,601	35,076
	4,575,626	4,239,261
Investments and corporate operations	857,884	757,101
Total assets from continued operations	5,433,510	4,996,362
Discontinued operations	7,562	7,529
	$5,441,072	$5,003,891

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Operating revenues
United States	$699,741	$535,582	$1,362,092	$1,054,622
Colombia	19,660	19,758	39,325	38,575
Ecuador	13,939	8,092	26,575	20,117
Argentina	11,701	11,889	24,108	24,898
Other foreign	24,941	29,085	50,470	60,836
Total	$769,982	$604,406	$1,502,570	$1,199,048

13.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2012 and 2011 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest cost	$1,103	$1,116	$2,206	$2,232
Expected return on plan assets	(1,292)	(1,185)	(2,585)	(2,370)
Recognized net actuarial loss	862	750	1,724	1,500
Net pension expense	$673	$681	$1,345	$1,362

Employer Contributions

We contributed $0.2 million to the Pension Plan during the six months ended March 31, 2012.  Subsequent to March 31, 2012, we contributed $1.0 million to the Pension Plan.  This contribution meets our minimum contribution required by law, however, we may contribute additional amounts of up to $5.0 million.

14.  Risk Factors

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of drilling rigs, equipment, land and other property, as well as expropriation of a particular oil company operator’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

March 31, 2012

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

We reported income from continuing operations of $129.8 million ($1.18 per diluted share) from operating revenues of $770.0 million for the second quarter ended March 31, 2012, compared with income from continuing operations of $99.0 million ($0.91 per diluted share) from operating revenues of $604.4 million for the second quarter of fiscal year 2011.  In the second quarter of fiscal year 2011, we had a net loss from discontinued operations of $0.2 million with no effect on a per diluted share basis.  Including discontinued operations, we recorded net income of $129.7 million ($1.18 per diluted share) for the second quarter ended March 31, 2012, compared to net income of $98.8 million ($0.91 per diluted share) for the second quarter ended March 31, 2011.  Income from continued operations for the second quarter of fiscal 2012 includes approximately $4.9 million ($0.05 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the second quarter of fiscal 2011 includes approximately $2.6 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenue	$—	$—
Loss before income taxes	(125)	(176)
Income tax benefit	(81)	(5)
Loss from discontinued operations	$(44)	$(171)

Significant categories of assets and liabilities from discontinued operations are as follows:

	March 31,	September 30,
	2012	2011
	(in thousands)

Other current assets	$7,562	$7,529
Total assets	$7,562	$7,529

Total current liabilities	$5,198	$4,979
Total noncurrent liabilities	2,364	2,550
Total liabilities	$7,562	$7,529

Other current assets consist of restricted cash to meet remaining in-country current obligations.  Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2012 and 2011.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$658,804	$495,459
Direct operating expenses	362,898	260,834
General and administrative expense	8,195	6,388
Depreciation	77,752	63,948
Segment operating income	$209,959	$164,289

Revenue days	21,444	17,797
Average rig revenue per day	$27,625	$25,640
Average rig expense per day	$13,826	$12,457
Average rig margin per day	$13,799	$13,183
Rig utilization	91%	85%

U.S. Land segment operating income increased to $210.0 million for the second quarter of fiscal 2012 compared to $164.3 million in the same period of fiscal 2011.  Revenues were $658.8 million and $495.5 million in the second quarter of fiscal 2012 and 2011, respectively.  Included in U.S. land revenues for the three months ended March 31, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $66.4 million and $39.1 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as rig utilization and average dayrates increased.  U.S. land rig utilization increased to 91 percent for the second quarter of fiscal 2012 compared to 85 percent for the second quarter of fiscal 2011.  U.S. land rig revenue days for the second quarter of fiscal 2012 were 21,444 compared with 17,797 for the same period of fiscal 2011, with an average of 235.6 and 197.7 rigs working during the second quarter of fiscal 2012 and 2011, respectively.

During the three months ended March 31, 2012, one idle conventional rig was sold.

At March 31, 2012, 240 out of 266 existing rigs in the U.S. Land segment were generating revenue and one additional rig was contracted and undergoing modifications before returning to work.  Of the 240 rigs generating revenue, 159 were under fixed term contracts and 81 were working in the spot market.  At April 26, 2012, the number of existing rigs under fixed term contracts in the segment remained at 159 and the number of rigs working in the spot market decreased to 80.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$43,421	$50,586
Direct operating expenses	28,473	33,936
General and administrative expense	1,955	1,553
Depreciation	3,175	3,621
Segment operating income	$9,818	$11,476

Revenue days	627	618
Average rig revenue per day	$49,514	$52,507
Average rig expense per day	$28,953	$28,760
Average rig margin per day	$20,561	$23,747
Rig utilization	74%	76%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $4.3 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, six of our nine platform rigs were active.  One idle rig is expected to commence operations in the third quarter of fiscal 2012 and another idle rig is expected to commence operations either late in the fourth quarter of fiscal 2012 or early in the first quarter of fiscal 2013.  The third idle rig completed its contract in Trinidad and returned to the U.S. during the second quarter of fiscal 2012.  It is currently in the yard undergoing maintenance.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$64,088	$54,684
Direct operating expenses	56,637	44,793
General and administrative expense	795	940
Depreciation	7,630	6,508
Segment operating income (loss)	$(974)	$2,443

Revenue days	1,761	1,421
Average rig revenue per day	$31,401	$33,043
Average rig expense per day	$26,517	$25,937
Average rig margin per day	$4,884	$7,106
Rig utilization	75%	64%

International Land segment operating income for the second quarter of fiscal 2012 was an approximate $1.0 million loss, compared to operating income of $2.4 million in the same period of fiscal 2011.  Included in International land revenues for the three months ended March 31, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $8.8 million and $7.7 million, respectively.

Revenues in the second quarter of fiscal 2012 increased by $9.4 million compared to the second quarter of fiscal 2011 with utilization increasing to 75 percent from 64 percent.  During the current quarter, an average of 19.4 rigs worked compared to an average of 15.8 rigs in the second quarter of fiscal 2011.

Segment operating income and average rig margin per day decreased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to early termination revenue earned in the second quarter of fiscal 2011 and higher operating expenses in the second quarter of fiscal 2012.

Subsequent to March 31, 2012, a FlexRig will be transferred to the International Land segment from the U.S. Land segment.  The rig is expected to commence operations in the third quarter of fiscal 2012.  Additionally, subsequent to March 31, 2012, two new FlexRigs were completed and are expected to locate and work in the International Land segment.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2012 and 2011, we incurred $3.8 million and $3.6 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $27.8 million in the second quarter of fiscal 2012 from $24.4 million in the second quarter of fiscal 2011.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation of approximately $3.0 million associated with growth in the number of employees and increases in wages in the comparative quarters.  The remaining increase is primarily due to higher other corporate overhead associated with supporting continued growth of our drilling business.

Income tax expense increased to $75.2 million in the second quarter of fiscal 2012 from $60.4 million in the second quarter of fiscal 2011, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 36.7 percent from 37.9 percent for the two comparable quarters.

Interest expense was $2.4 million and $5.5 million in the second quarter of fiscal 2012 and 2011, respectively. Capitalized interest, all attributable to our rig construction, was $3.2 million and $1.8 million for the comparable quarters.  Interest expense before capitalized interest decreased $1.7 million during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to $1.7 million accrued for settlement of a lawsuit in the second quarter of fiscal 2011.

Six Months Ended March 31, 2012 vs. Six Months Ended March 31, 2011

We reported income from continuing operations of $274.1 million ($2.51 per diluted share) from operating revenues of $1.5 billion for the six months ended March 31, 2012, compared with income from continuing operations of $203.3 million ($1.87 per diluted share) from operating revenues of $1.2 billion for the first six months of fiscal year 2011.  For the first six months of fiscal 2012 and 2011, we had a net loss from discontinued operations of $0.1 million and $0.4 million, respectively, with no effect on a per diluted share basis.  Including discontinued operations, we recorded net income of $274.0 million ($2.51 per diluted share) for the six months ended March 31, 2012, compared to net income of $202.9 million ($1.87 per diluted share) for the six months ended March 31, 2011.  Income from continued operations for the first six months of fiscal 2012 includes approximately $7.9 million ($0.07 per diluted share) of after-tax gains from the sale of assets. Income from continued operations for the first six months of fiscal 2011 includes approximately $4.3 million ($0.04 per diluted share) of after-tax gains from the sale of assets.

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

Summarized operating results from discontinued operations are as follows:

	Six Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenue	$—	$—
Loss before income taxes	(136)	(391)
Income tax benefit	(81)	(5)
Loss from discontinued operations	$(55)	$(386)

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2012 and 2011.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2012	2011
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,276,583	$972,277
Direct operating expenses	675,204	513,072
General and administrative expense	15,493	12,243
Depreciation	151,221	124,312
Segment operating income	$434,665	$322,650

Revenue days	42,412	35,046
Average rig revenue per day	$27,247	$25,301
Average rig expense per day	$13,068	$12,198
Average rig margin per day	$14,179	$13,103
Rig utilization	91%	84%

U.S. Land segment operating income increased to $434.7 million for the first six months of fiscal 2012 compared to $322.7 million in the same period of fiscal 2011.  Revenues were $1.3 billion and $972.3 million for the first six months of fiscal 2012 and 2011, respectively.  Included in U.S. land revenues for the six months ended March 31, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $121.0 million and $85.6 million, respectively.

Average rig margin per day during the comparable periods increased as rig utilization and average dayrates improved.  U.S. land rig utilization increased to 91 percent for the first six months of fiscal 2012 compared to 84 percent for the first six months of fiscal 2011.  U.S. land rig revenue days for the first six months of fiscal 2012 were 42,412 compared with 35,046 for the same period of fiscal 2011, with an average of 231.8 and 192.6 rigs working during the first six months of fiscal 2012 and 2011, respectively.

During the six months ended March 31, 2012, three idle conventional rigs were sold and two FlexRigs were transferred from the U.S. Land segment to the International Land segment.  Subsequent to March 31, 2012, another FlexRig will be transferred to the International Land segment.

At March 31, 2012, 240 out of 266 existing rigs in the U.S. Land segment were generating revenue and one additional rig was contracted and undergoing modifications before returning to work.  Of the 240 rigs generating revenue, 159 were under fixed term contracts and 81 were working in the spot market.  At April 26, 2012, the number of existing rigs under fixed term contracts in the segment remained at 159 and the number of rigs working in the spot market decreased to 80.

	Six Months Ended March 31,
	2012	2011
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$94,213	$95,453
Direct operating expenses	61,674	64,863
General and administrative expense	3,687	2,963
Depreciation	6,830	7,151
Segment operating income	$22,022	$20,476

Revenue days	1,324	1,205
Average rig revenue per day	$51,688	$49,021
Average rig expense per day	$30,280	$28,042
Average rig margin per day	$21,408	$20,979
Rig utilization	79%	74%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $10.1 million and $15.4 million for the six months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, six of our nine platform rigs were active.

	Six Months Ended March 31,
	2012	2011
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$124,823	$123,638
Direct operating expenses	101,801	91,328
General and administrative expense	1,573	1,808
Depreciation	14,484	13,692
Segment operating income	$6,965	$16,810

Revenue days	3,490	3,344
Average rig revenue per day	$31,238	$33,472
Average rig expense per day	$24,307	$23,767
Average rig margin per day	$6,931	$9,705
Rig utilization	77%	71%

International Land segment operating income for the first six months of fiscal 2012 was $7.0 million, compared to operating income of $16.8 million in the same period of fiscal 2011.  Included in International land revenues for the six months ended March 31, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $15.8 million and $11.7 million, respectively.

Revenues in the first six months of fiscal 2012 increased by $1.2 million compared to the same period of fiscal 2011, with utilization increasing to 77 percent from 71 percent.  During the first six months of fiscal 2012, an average of 19.2 rigs worked compared to an average of 18.5 rigs in the first six months of fiscal 2011.

Segment operating income and average rig margin per day decreased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to early termination revenue earned in the first six months of fiscal 2011 and higher operating expenses in the first six months of fiscal 2012.

During the first six months of fiscal 2012, two FlexRigs were transferred to the International Land segment from the U.S. Land segment.  Both of the rigs commenced operations in the second quarter of fiscal 2012.  A third FlexRig will be transferred subsequent to March 31, 2012 with operations expected to commence during the third quarter of fiscal 2012.  Additionally, subsequent to March 31, 2012, two new FlexRigs were completed and are expected to locate and work in the International Land segment.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2012 and 2011, we incurred $7.1 million in each comparative period of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $54.0 million in the first six months of fiscal 2012 from $44.3 million in the first six months of fiscal 2011.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation of approximately $6.5 million associated with growth in the number of employees and increases in wages in the comparative periods.  The remaining increase is primarily due to higher professional services and other corporate overhead associated with supporting continued growth of our drilling business.

Income tax expense increased to $159.3 million in the first six months of fiscal 2012 from $122.8 million in the first six months of fiscal 2011, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 36.8 percent from 37.6 percent for the two comparable periods.

Interest expense was $4.9 million and $10.0 million in the first six months of fiscal 2012 and 2011, respectively. Capitalized interest, all attributable to our rig construction, was $6.5 million and $3.6 million for the comparable periods.  Interest expense before capitalized interest decreased $2.2 million during the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to $1.7 million accrued for settlement of a lawsuit in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $324.4 million at March 31, 2012 from $364.2 million at September 30, 2011. The following table provides a summary of cash flows for the six-month period ended March 31, (in thousands):

Net cash provided (used) by:

	2012	2011
Operating activities	$438,822	$451,747
Investing activities	(467,158)	(273,229)
Financing activities	(11,525)	(853)
Increase (decrease) in cash and cash equivalents	$(39,861)	$177,665

Operating activities

Cash flows from operating activities were approximately $438.8 million for the six months ended March 31, 2012 compared to approximately $451.7 million for the same period ended March 31, 2011.  The decrease in cash provided from operating activities is primarily due to an increase in accounts receivable and prepaid expenses and other, partially offset by an increase in net income, net of an increase in depreciation.  Depreciation increased to $177.2 million for the six months ended March 31, 2012 compared to $149.3 million during the six months ended March 31, 2011, primarily as a result of additional rigs being placed into service during fiscal 2011 and 2012.  For the six months ended March 31, 2012, accounts receivable increased due to the additional rigs in service.  During the six months ended March 31, 2012, we funded two collateral trusts totaling $26.1 million in connection with our primary casualty insurance program.  The two collateral trusts are included in prepaid expense and other in the Consolidated Condensed Statements of Cash Flows.

Investing activities

The increase in net cash used in investing activities was primarily attributable to a $206.5 million increase in capital expenditures during the six months ended March 31, 2012.  The growth in capital expenditures was a result of the increased building of new FlexRigs.

Financing activities

During the six months ended March 31, 2011, we reduced our outstanding debt by $10.0 million compared with no change during the six months ended March 31, 2012.

Other Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2012.  However, we are currently working on a new but smaller long-term revolving credit facility to replace the $400 million facility that expired in December 2011.  The new facility, if obtained, may be used for the issuance of letters of credit, temporary funding or other general corporate purposes in future years.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $350 million at March 31, 2012. For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2012 and September 30, 2011 was $4.1 billion and $3.8 billion, respectively.  The increase in backlog at March 31, 2012 from September 30, 2011 is primarily due to the expected revenue on 26 multi-year contracts announced during the first six months of fiscal 2012.  Approximately 79.3 percent of the March 31, 2012 backlog is not reasonably expected to be filled in fiscal 2012. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 23, 2011, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of March 31, 2012 and September 30, 2011, and the percentage of the March 31, 2012 backlog not reasonably expected to be filled in fiscal 2012:

	Three Months Ended
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2012	2011	Expected to be Filled in Fiscal 2012
	(in billions)

U.S. Land	$3.5	$ 3.3	78.8%
Offshore	.1	.1	71.4%
International Land	.5	.4	83.8%
	$4.1	$ 3.8

Capital Resources

During the first six months of fiscal 2012, we announced agreements to build and operate 26 new FlexRigs under multi-year contracts.  During the six months ended March 31, 2012, we completed 23 FlexRigs that are under fixed term contracts.  An additional four FlexRigs under fixed term contracts were completed by the end of April 2012.  At a current cadence of four new FlexRigs per month, we currently expect to deliver a total of 48 new FlexRigs during fiscal 2012. Like those completed in prior fiscal periods, each of these new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2012 is $1.1 billion but the actual spending level may vary depending primarily on the timing of procurement related to our ongoing construction of new FlexRigs.  Capital expenditures were $492.7 million and $286.3 million for the first six months of fiscal 2012 and 2011, respectively.  Capital expenditures increased from 2011 primarily due to the additional new rigs completed during the comparable six month periods ended March 31.

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

March 31, 2012

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Pending Investigation by the U.S. Attorney.  In May 2010, one of our employees reported certain possible choke manifold testing irregularities at one offshore platform rig.  Operations were promptly suspended on that rig after receiving the employee’s report.  The Minerals Management Service (now known as the Bureau of Safety and Environmental Enforcement) was promptly notified of the employee’s report and it conducted an initial investigation of this matter.  Upon conclusion of the initial investigation, we were permitted to resume normal operations on the rig.  Also, we promptly commenced an internal investigation of the employee’s allegations.  Our internal investigation found that certain employees on the rig failed to follow our policies and procedures, which resulted in termination of those employees.  There were no spills or discharges to the environment.

The U.S. Attorney for the Eastern District of Louisiana has commenced a grand jury investigation, which is ongoing.  We received, and have complied with, a subpoena for documents in connection with that investigation.  Certain of our current and former employees have been interviewed by the government or have testified before the grand jury.  In late April 2011, the Company was advised that it is a subject of this investigation.

Mr. Donald Hudson, former offshore platform rig manager, recently pleaded guilty to one felony charge of making false statements to a federal investigator concerning his participation in the testing irregularities that were reported in May 2010.  Sentencing is currently scheduled for late summer 2012.  Mr. Hudson’s employment was terminated by the Company in June 2010.  We continue to cooperate with this government investigation.  Although we presently believe that this matter will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of this investigation.

ITEM 1A.  RISK FACTORS

International uncertainties and local laws could adversely affect our business.

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of drilling rigs, equipment, land and other property, as well as expropriation of a particular oil company’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.  There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2012, approximately 8 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the six months ended March 31, 2012, approximately 72 percent of the international operating revenues were from operations in South America.

New legislation and regulatory initiatives relating to hydraulic fracturing could delay or limit the drilling services we provide to customers whose drilling programs could be impacted by such laws.

Members of the U.S. Congress and the U.S. Environmental Protection Agency, or the EPA, are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production.  Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health.  Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances.  We do not engage in any hydraulic fracturing activities.  However, any new laws, regulation or permitting requirements regarding hydraulic fracturing could delay or limit the drilling services we provide to customers whose drilling programs could be impacted by new legal requirements.

Reference is made to the risk factors pertaining to the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2011.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2012, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

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

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Fork 8-K filed on March 14, 2012, SEC File No. 001-04221).
3.2	Amended and Restated By-laws of Helmerich & Payne, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).
10.1

Form of Agreements for Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).

10.2

Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).

10.3

Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).

10.4	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers
10.5	2012-1 Amendment to Helmerich & Payne, Inc. 2000 Stock Incentive Plan
10.6	2012-1 Amendment to Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2012, filed on May 4, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 4, 2012	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date:	May 4, 2012	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Fork 8-K filed on March 14, 2012, SEC File No. 001-04221).
3.2	Amended and Restated By-laws of Helmerich & Payne, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).
10.1

Form of Agreements for Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).

10.2

Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).

10.3

Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 14, 2012, SEC File No. 001-04221).

10.4	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers
10.5	2012-1 Amendment to Helmerich & Payne, Inc. 2000 Stock Incentive Plan
10.6	2012-1 Amendment to Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2012, filed on May 4, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.