Form 10-Q
period 2012-06-30
HELMERICH & PAYNE INC
filed 2012-08-03
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2012
Common Stock, $0.10 par value	105,692,693

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$148,866	$364,246
Accounts receivable, less reserve of $747 at June 30, 2012 and $776 at September 30, 2011	604,347	460,540
Inventories	70,419	54,407
Deferred income taxes	20,686	19,855
Prepaid expenses and other	90,681	49,736
Current assets of discontinued operations	7,578	7,529
Total current assets	942,577	956,313

Investments	382,527	347,924
Property, plant and equipment, net	4,170,303	3,677,070
Other assets	22,894	22,584

Total assets	$5,518,301	$5,003,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,855	$103,852
Accrued liabilities	204,578	192,898
Long-term debt due within one year	115,000	115,000
Current liabilities of discontinued operations	5,156	4,979
Total current liabilities	413,589	416,729

Noncurrent liabilities:
Long-term debt	235,000	235,000
Deferred income taxes	1,133,306	975,280
Other	99,394	104,285
Noncurrent liabilities of discontinued operations	2,422	2,550
Total noncurrent liabilities	1,470,122	1,317,115

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 107,587,139 shares and 107,243,473 shares issued as of June 30, 2012 and September 30, 2011, respectively and 105,685,943 and 107,086,324 shares outstanding as of June 30, 2012 and September 30, 2011, respectively	10,759	10,724
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	231,044	210,909
Retained earnings	3,355,603	2,954,210
Accumulated other comprehensive income	121,288	98,908
Treasury stock, at cost	(84,104)	(4,704)
Total shareholders’ equity	3,634,590	3,270,047

Total liabilities and shareholders’ equity	$5,518,301	$5,003,891

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues:
Drilling — U.S. Land	$706,786	$539,372	$1,983,369	$1,511,649
Drilling — Offshore	41,617	54,569	135,830	150,022
Drilling — International Land	67,482	46,051	192,305	169,689
Other	3,900	4,103	10,851	11,783
	819,785	644,095	2,322,355	1,843,143

Operating costs and other:
Operating costs, excluding depreciation	463,935	365,586	1,303,175	1,035,671
Depreciation	95,182	79,109	272,404	228,450
General and administrative	25,576	24,071	79,544	68,366
Research and development	4,299	4,399	11,378	11,509
Income from asset sales	(1,862)	(3,488)	(14,365)	(10,262)
	587,130	469,677	1,652,136	1,333,734

Operating income from continuing operations	232,655	174,418	670,219	509,409

Other income (expense):
Interest and dividend income	329	903	1,021	1,573
Interest expense	(2,411)	(3,221)	(7,293)	(13,185)
Gain on sale of investment securities	—	913	—	913
Other	309	(190)	288	208
	(1,773)	(1,595)	(5,984)	(10,491)

Income from continuing operations before income taxes	230,882	172,823	664,235	498,918
Income tax provision	80,939	62,995	240,232	185,764
Income from continuing operations	149,943	109,828	424,003	313,154

Loss from discontinued operations before income taxes	(18)	(2)	(154)	(393)
Income tax provision	—	—	(81)	(5)

Loss from discontinued operations	(18)	(2)	(73)	(388)

NET INCOME	$149,925	$109,826	$423,930	$312,766

Basic earnings per common share:
Income from continuing operations	$1.40	$1.02	$3.94	$2.93
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.40	$1.02	$3.94	$2.93

Diluted earnings per common share:
Income from continuing operations	$1.38	$1.01	$3.88	$2.87
Loss from discontinued operations	$—	$—	$—	$—
Net income	$1.38	$1.01	$3.88	$2.87

Weighted average shares outstanding:
Basic	107,016	106,962	107,196	106,501
Diluted	108,425	108,784	108,798	108,550

Dividends declared per common share	$0.07	$0.07	$0.21	$0.19

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$423,930	$312,766
Adjustment for loss from discontinued operations	73	388
Income from continuing operations	424,003	313,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	272,404	228,450
Provision for bad debt	2	3
Stock-based compensation	13,300	9,114
Other	134	3
Gain on sale of investment securities	—	(913)
Income from asset sales	(14,365)	(10,262)
Deferred income tax expense	144,729	155,630
Change in assets and liabilities-
Accounts receivable	(143,809)	13,442
Inventories	(16,012)	(6,204)
Prepaid expenses and other	(41,287)	(7,040)
Accounts payable	(13,899)	(14,379)
Accrued liabilities	(7,768)	15,247
Deferred income taxes	(326)	209
Other noncurrent liabilities	(4,055)	377
Net cash provided by operating activities from continuing operations	613,051	696,831
Net cash used in operating activities from discontinued operations	(73)	(388)
Net cash provided by operating activities	612,978	696,443

INVESTING ACTIVITIES:
Capital expenditures	(774,243)	(493,776)
Proceeds from sale of investment securities	—	3,932
Proceeds from asset sales	31,838	21,738
Acquisition of TerraVici Drilling Solutions	—	(4,000)
Net cash used in investing activities	(742,405)	(472,106)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	10,000
Payments on line of credit	—	(20,000)
Repurchase of common stock	(71,404)	—
Increase in bank overdraft	3,955	4,844
Dividends paid	(22,620)	(19,222)
Exercise of stock options	2,374	13,734
Tax withholdings related to net share settlements of restricted stock	(1,514)	—
Excess tax benefit from stock-based compensation	3,256	11,352
Net cash used in financing activities	(85,953)	708

Net increase (decrease) in cash and cash equivalents	(215,380)	225,045
Cash and cash equivalents, beginning of period	364,246	63,020
Cash and cash equivalents, end of period	$148,866	$288,065

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2011	107,243	$10,724	$210,909	$2,954,210	$98,908	157	$(4,704)	$3,270,047

Comprehensive Income:
Net income				423,930				423,930
Other comprehensive income:
Change in value on available-for-sale securities					20,745			20,745
Amortization of net periodic benefit costs-net of actuarial gain					1,635			1,635
Total comprehensive income								446,310

Cash dividends ($0.21 per share)				(22,537)				(22,537)
Exercise of stock options	303	31	5,100			47	(2,757)	2,374
Tax benefit of stock-based awards, including excess tax benefits of $3,526			4,220					4,220
Stock issued for vested restricted stock, net of shares withheld for employee taxes	41	4	(2,485)			(51)	967	(1,514)
Repurchase of common stock						1,748	(77,610)	(77,610)
Stock-based compensation			13,300					13,300

Balance, June 30, 2012	107,587	$10,759	$231,044	$3,355,603	$121,288	1,901	$(84,104)	$3,634,590

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

As more fully described in our 2011 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.

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

Summarized operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Revenue	$—	$—	$—	$—
Loss before income taxes	(18)	(2)	(154)	(393)
Income tax provision	—	—	(81)	(5)
Loss from discontinued operations	$(18)	$(2)	$(73)	$(388)

Significant categories of assets and liabilities from discontinued operations are as follows:

	June 30,	September 30,
	2012	2011
	(in thousands)

Other current assets	$7,578	$7,529
Total assets	$7,578	$7,529

Current liabilities	$5,156	$4,979
Noncurrent liabilities	2,422	2,550
Total liabilities	$7,578	$7,529

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$149,943	$109,828	$424,003	$313,154
Loss from discontinued operations	(18)	(2)	(73)	(388)
Net income	149,925	109,826	423,930	312,766
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(606)	(332)	(1,612)	(931)
Numerator for basic earnings per share:
From continuing operations	149,337	109,496	422,391	312,223
From discontinued operations	(18)	(2)	(73)	(388)
	149,319	109,494	422,318	311,835
Adjustment for diluted earnings per share:

Effect of reallocating undistributed earnings of unvested shareholders	7	5	22	17
Numerator for diluted earnings per share:
From continuing operations	149,344	109,501	422,413	312,240
From discontinued operations	(18)	(2)	(73)	(388)
	$149,326	$109,499	$422,340	$311,852
Denominator:

Denominator for basic earnings per share - weighted-average shares	107,016	106,962	107,196	106,501

Effect of dilutive shares from stock options and restricted stock	1,409	1,822	1,602	2,049

Denominator for diluted earnings per share - adjusted weighted-average shares	108,425	108,784	108,798	108,550
Basic earnings per common share:
Income from continuing operations	$1.40	$1.02	$3.94	$2.93
Loss from discontinued operations	—	—	—	—
Net income	$1.40	$1.02	$3.94	$2.93
Diluted earnings per common share:
Income from continuing operations	$1.38	$1.01	$3.88	$2.87
Loss from discontinued operations	—	—	—	—
Net income	$1.38	$1.01	$3.88	$2.87

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Shares excluded from calculation of diluted earnings per share	755	—	446	323
Weighted-average price per share	$54.86	$—	$59.68	$47.94

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

5.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes investments in limited partnerships carried at cost and assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities June 30, 2012	$129,183	$236,337	$—	$365,520
Equity securities September 30, 2011	$129,183	$203,486	$—	$332,669

On an on-going basis, we evaluate the marketable equity securities to determine if any decline in fair value below original cost is other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first nine months of fiscal 2012 and 2011.

Investments in limited partnerships carried at cost were approximately $9.4 million at June 30, 2012 and September 30, 2011.  The estimated fair value of the limited partnerships was $16.9 million and $15.8 million at June 30, 2012 and September 30, 2011, respectively.  During the third quarter ended June 30, 2011, we sold our investment in a limited partnership realizing a gain of $0.9 million that is included in gain on sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $7.7 million at June 30, 2012 and $5.9 million at September 30, 2011.

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

At June 30, 2012, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At June 30, 2012, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of June 30, 2012:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$148,866	$148,866	$—	$—
Equity securities	365,520	365,520	—	—
Other current assets	48,909	48,659	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$565,295	$565,045	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011
	(in thousands)

Carrying value of fixed-rate debt	$350.0	$350.0
Fair value of fixed-rate debt	$365.9	$376.9

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

6.              Comprehensive Income

Comprehensive income, net of related income taxes, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$149,925	$109,826	$423,930	$312,766
Other comprehensive income:
Unrealized appreciation (depreciation) on securities	(61,257)	(25,037)	32,851	133,424
Income taxes	23,185	9,389	(12,106)	(50,033)
	(38,072)	(15,648)	20,745	83,391

Minimum pension liability adjustments	862	751	2,588	2,251
Income taxes	(306)	(282)	(953)	(845)
	556	469	1,635	1,406

Total comprehensive income	$112,409	$94,647	$446,310	$397,563

The components of accumulated other comprehensive income, net of related income taxes, are as follows (in thousands):

	June 30,	September 30,
	2012	2011
Unrealized appreciation on securities	$146,871	$126,126
Unrecognized actuarial loss and prior service cost	(25,583)	(27,218)
Accumulated other comprehensive income	$121,288	$98,908

7.              Cash Dividends

The $0.07 cash dividend declared March 7, 2012, was paid June 1, 2012.  On June 6, 2012, a cash dividend of $0.07 per share was declared for shareholders of record on August 15, 2012, payable August 31, 2012. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

8.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  There were 455,900 nonqualified stock options and 243,600 shares of restricted stock awards granted in the nine months ended June 30, 2012.  We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Compensation expense
Stock options	$2,314	$1,696	$7,345	$5,509
Restricted stock	2,228	1,274	5,955	3,605
	$4,542	$2,970	$13,300	$9,114

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2012 and 2011:

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

A summary of stock option activity under the Plan for the three and nine months ended June 30, 2012 is presented in the following table:

	Three Months Ended June 30, 2012
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at April 1, 2012	4,739	$29.58
Granted	3	47.29
Exercised	(22)	21.26
Forfeited/Expired	(19)	49.30
Outstanding at June 30, 2012	4,701	$29.55	5.1	$74.1
Vested and expected to vest at June 30, 2012	4,661	$29.53	5.1	$73.6

Exercisable at June 30, 2012	3,587	$24.67	4.1	$68.2

	Nine Months Ended June 30, 2012
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2011	4,589	$25.84
Granted	456	59.68
Exercised	(303)	16.96
Forfeited/Expired	(41)	42.04
Outstanding at June 30, 2012	4,701	$29.55

The weighted-average fair value of options granted in the first quarter of fiscal 2012 was $27.75.  The weighted-average fair value of options granted in the third quarter of fiscal 2012 was $20.69.  No options were granted in the second quarter of fiscal 2012.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2012 was $0.6 million and $11.8 million, respectively.

As of June 30, 2012, the unrecognized compensation cost related to stock options was $14.6 million which is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of June 30, 2012, there was $15.6 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the status of our restricted stock awards as of June 30, 2012 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2012
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2011	323	$42.38
Granted	244	59.76
Vested (1)	(119)	40.21
Forfeited	(18)	49.47
Unvested at June 30, 2012	430	$52.53

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.              Debt

At June 30, 2012 and September 30, 2011, we had the following unsecured long-term debt outstanding (in thousands):

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

The intermediate unsecured debt outstanding at June 30, 2012 matures over a period from August 2012 to August 2014 and carries a weighted-average interest rate of 6.53 percent, which is paid semi-annually.  The terms require that we maintain a minimum ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities, including $3 million held by a company affiliated with one of our Board members.

We have $200 million senior unsecured fixed-rate notes that mature over a period from July 2012 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  We will make five equal annual principal repayments of $40 million, the first of which was made July 20, 2012.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

During the second quarter of fiscal 2012, five stand-by letters of credit totaling $3.0 million were issued by a bank on behalf of the Company to support customs and transportation guaranties that were required to move a rig between two international locations.  At June 30, 2012, two of these stand-by letters of credit, totaling $0.6 million remained outstanding.  During the third quarter of fiscal 2012, a bank issued a $0.2 million letter of credit on behalf of the Company to guarantee payment of certain expenses incurred by an international transportation vendor.  The $0.2 million was also outstanding at June 30, 2012.

On May 25, 2012, we entered into an agreement with a multi-bank syndicate for a $300 million unsecured revolving credit facility that will mature May 2017.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on June 30, 2012, the LIBOR spread and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  As of June 30, 2012, there were no borrowings or letters of credit outstanding.

Our $400 million senior unsecured credit facility matured in December 2011 and was allowed to expire.  During the first fiscal quarter of 2012, we funded two collateral trusts totaling $26.1 million and terminated two letters of credit.  The two collateral trusts are classified as restricted cash and are included in prepaid expense and other in the Consolidated Condensed Balance Sheet at June 30, 2012.

10.  Income Taxes

Our effective tax rate for the first nine months of fiscal 2012 and 2011 was 36.2 percent and 37.2 percent, respectively.  Our effective tax rate for the three months ended June 30, 2012 and 2011 was 35.1 percent and 36.5 percent, respectively.  The effective rate differs from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

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

11.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $271.3 million are outstanding at June 30, 2012.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“Petroleo”) and PDVSA Petroleo, S.A. (“PDVSA”). Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in an arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

Subsequent to June 30, 2012, we signed an agreement to settle an arbitration dispute with an additional third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela.  Proceeds of $7.5 million were received subsequent to June 30, 2012 and will be recorded as discontinued operations in the Consolidated Statement of Income in the fourth quarter of fiscal 2012.

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2012, and 2011, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2012
Contract Drilling:
U.S. Land	$1,983,369	$—	$1,983,369	$670,349
Offshore	135,830	—	135,830	29,742
International Land	192,305	—	192,305	13,240
	2,311,504	—	2,311,504	713,331
Other	10,851	629	11,480	(5,782)
	2,322,355	629	2,322,984	707,549
Eliminations	—	(629)	(629)	—
Total	$2,322,355	$—	$2,322,355	$707,549

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2011
Contract Drilling:
U.S. Land	$1,511,649	$—	$1,511,649	$499,482
Offshore	150,022	—	150,022	33,420
International Land	169,689	—	169,689	16,186
	1,831,360	—	1,831,360	549,088
Other	11,783	627	12,410	(5,044)
	1,843,143	627	1,843,770	544,044
Eliminations	—	(627)	(627)	—
Total	$1,843,143	$—	$1,843,143	$544,044

Summarized financial information of our reportable segments for the three months ended June 30, 2012, and 2011, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2012
Contract Drilling:
U.S. Land	$706,786	$—	$706,786	$235,684
Offshore	41,617	—	41,617	7,720
International Land	67,482	—	67,482	6,275
	815,885	—	815,885	249,679
Other	3,900	209	4,109	(2,161)
	819,785	209	819,994	247,518
Eliminations	—	(209)	(209)	—
Total	$819,785	$—	$819,785	$247,518

	External	Inter-	Total	Segment Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2011
Contract Drilling:
U.S. Land	$539,372	$—	$539,372	$176,832
Offshore	54,569	—	54,569	12,944
International Land	46,051	—	46,051	(624)
	639,992	—	639,992	189,152
Other	4,103	208	4,311	(2,078)
	644,095	208	644,303	187,074
Eliminations	—	(208)	(208)	—
Total	$644,095	$—	$644,095	$187,074

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Segment operating income	$247,518	$187,074	$707,549	$544,044
Income from asset sales	1,862	3,488	14,365	10,262
Corporate general and administrative costs and corporate depreciation	(16,725)	(16,144)	(51,695)	(44,897)
Operating income	232,655	174,418	670,219	509,409

Other income (expense):
Interest and dividend income	329	903	1,021	1,573
Interest expense	(2,411)	(3,221)	(7,293)	(13,185)
Gain on sale of investment securities	—	913	—	913
Other	309	(190)	288	208
Total other income (expense)	(1,773)	(1,595)	(5,984)	(10,491)

Income from continuing operations before income taxes	$230,882	$172,823	$664,235	$498,918

The following table presents total assets by reportable segment.

	June 30,	September 30,
	2012	2011
	(in thousands)
Total assets
U.S. Land	$4,288,724	$3,719,387
Offshore	145,921	151,656
International Land	421,331	333,142
Other	34,341	35,076
	4,890,317	4,239,261
Investments and corporate operations	620,406	757,101
Total assets from continued operations	5,510,723	4,996,362
Discontinued operations	7,578	7,529
	$5,518,301	$5,003,891

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Operating revenues
United States	$751,387	$587,307	$2,113,479	$1,641,929
Colombia	19,046	16,797	58,371	55,372
Ecuador	15,178	9,105	41,753	29,222
Argentina	13,845	9,121	37,953	34,019
Other foreign	20,329	21,765	70,799	82,601
Total	$819,785	$644,095	$2,322,355	$1,843,143

13.         Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2012 and 2011 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest cost	$1,103	$1,116	$3,309	$3,348
Expected return on plan assets	(1,293)	(1,185)	(3,878)	(3,555)
Recognized net actuarial loss	863	751	2,587	2,251
Net pension expense	$673	$682	$2,018	$2,044

Employer Contributions

We contributed $8.2 million to the Pension Plan during the nine months ended June 30, 2012.  This contribution meets our minimum contribution required by law.  We do not expect to make additional contributions during the fourth quarter of fiscal 2012.

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

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 was issued to increase the prominence of other comprehensive income (“OCI”) in financial statements.  The guidance provides two options for presenting OCI.  An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income.  Alternatively, an OCI statement can be separate from a net income statement but the two statements will have to appear consecutively within a financial report.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2011 with early adoption permitted.  We are currently evaluating the method of presentation and the timing of adoption but the adoption will have no impact on the Consolidated Financial Statements.

16.   Stock Repurchases

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  During the nine months ended June 30, 2012, we purchased 1,747,819 treasury shares at an aggregate cost of $77.6 million of which $6.2 million did not settle until after June 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2012

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

With the exception of historical information, the matters discussed in Management’s Discussion & Analysis of Financial Condition and Results of Operations include forward-looking statements.  These forward-looking statements are based on various assumptions.  We caution that, while we believe such assumptions to be reasonable and make them in good faith, assumptions about future events and conditions almost always vary from actual results.  The differences between assumed facts and actual results can be material.  We are including this cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or persons acting on our behalf.  The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or persons acting on our behalf.  Except as required by law, we undertake no duty to update or revise our forward-looking statements based on changes of internal estimates on expectations or otherwise.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

We reported income from continuing operations and net income of $149.9 million ($1.38 per diluted share) from operating revenues of $819.8 million for the third quarter ended June 30, 2012, compared with income from continuing operations and net income of $109.8 million ($1.01 per diluted share) from operating revenues of $644.1 million for the third quarter of fiscal year 2011.  Income from continuing operations for the third quarter of fiscal 2012 includes approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the third quarter of fiscal 2011 includes approximately $2.2 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

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

Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in an arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

Subsequent to June 30, 2012, we signed an agreement to settle an arbitration dispute with an additional third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela.  Proceeds of $7.5 million were received subsequent to June 30, 2012 and will be recorded as discontinued operations in the Consolidated Statement of Income in the fourth quarter of fiscal 2012.

Summarized operating results from discontinued operations are as follows:

	Three Months Ended
	June 30,
	2012	2011
	(in thousands)

Revenue	$—	$—
Loss before income taxes	(18)	(2)
Income tax benefit	—	—
Loss from discontinued operations	$(18)	$(2)

Significant categories of assets and liabilities from discontinued operations are as follows:

	June 30,	September 30,
	2012	2011
	(in thousands)

Other current assets	$7,578	$7,529
Total assets	$7,578	$7,529

Total current liabilities	$5,156	$4,979
Total noncurrent liabilities	2,422	2,550
Total liabilities	$7,578	$7,529

Other current assets consist of restricted cash to meet remaining in-country current obligations.  Liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2012 and 2011. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2012	2011
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$706,786	$539,372
Direct operating expenses	382,418	289,311
General and administrative expense	7,227	6,330
Depreciation	81,457	66,899
Segment operating income	$235,684	$176,832

Revenue days	21,977	18,912
Average rig revenue per day	$28,096	$25,970
Average rig expense per day	$13,337	$12,748
Average rig margin per day	$14,759	$13,222
Rig utilization	89%	87%

U.S. Land segment operating income increased to $235.7 million for the third quarter of fiscal 2012 compared to $176.8 million in the same period of fiscal 2011.  Revenues were $706.8 million and $539.4 million in the third quarter of fiscal 2012 and 2011, respectively.  Included in U.S. land revenues for the three months ended June 30, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $89.3 million and $48.2 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as rig utilization and average dayrates increased.  U.S. land rig utilization increased to 89 percent for the third quarter of fiscal 2012 compared to 87 percent for the third quarter of fiscal 2011.  U.S. land rig revenue days for the third quarter of fiscal 2012 were 21,977 compared with 18,912 for the same period of fiscal 2011, with an average of 241.5 and 207.8 rigs working during the third quarter of fiscal 2012 and 2011, respectively.  Included in rig revenue and margin per day during the third quarter of fiscal 2012 is approximately $140 per day of early termination fees.

At June 30, 2012, we had 245 out of 275 existing rigs in the U.S. Land segment that were generating revenue. A new FlexRig under contract was completed and ready for delivery at June 30, 2012. Of the 245 rigs generating revenue, 163 were under fixed term contracts and 82 were working in the spot market. At July 27, 2012, the number of existing rigs under fixed term contracts in the segment decreased to 157 and the number of rigs working in the spot market increased to 84.

	Three Months Ended June 30,
	2012	2011
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$41,617	$54,569
Direct operating expenses	28,972	36,664
General and administrative expense	1,725	1,532
Depreciation	3,200	3,429
Segment operating income	$7,720	$12,944

Revenue days	606	638
Average rig revenue per day	$49,539	$54,417
Average rig expense per day	$32,638	$28,597
Average rig margin per day	$16,901	$25,820
Rig utilization	74%	78%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $3.6 million and $12.8 million for the three months ended June 30, 2012 and 2011, respectively.

Segment operating income and average rig margin per day decreased in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 partly because the rig previously working in Trinidad returned to the U.S. during the second quarter of fiscal 2012 and was idle during the third quarter of fiscal 2012.  Additionally, a second rig was on standby during the third quarter of 2012 compared to working all of the third quarter of fiscal 2011.

At June 30, 2012, seven of our nine platform rigs were active.  One idle rig is expected to commence operations in the fourth quarter of fiscal 2012.  The rig that returned from Trinidad is currently idle.

	Three Months Ended June 30,
	2012	2011
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$67,482	$46,051
Direct operating expenses	52,495	39,131
General and administrative expense	939	825
Depreciation	7,773	6,719
Segment operating income (loss)	$6,275	$(624)

Revenue days	1,852	1,437
Average rig revenue per day	$33,362	$29,201
Average rig expense per day	$25,658	$23,848
Average rig margin per day	$7,704	$5,353
Rig utilization	77%	65%

International Land segment operating income for the third quarter of fiscal 2012 was approximately $6.3 million compared to an operating loss of $0.6 million in the same period of fiscal 2011.  Included in International land revenues for the three months ended June 30, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $5.7 million and $4.1 million, respectively.

Revenues in the third quarter of fiscal 2012 increased by $21.4 million compared to the third quarter of fiscal 2011 with utilization increasing to 77 percent from 65 percent.  During the current quarter, an average of 20.1 rigs worked compared to an average of 15.6 rigs in the third quarter of fiscal 2011.

Segment operating income and average rig margin per day increased in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 primarily due to an increase in utilization and higher dayrates.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2012 and 2011, we incurred $4.3 million and $4.4 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $25.6 million in the third quarter of fiscal 2012 from $24.1 million in the third quarter of fiscal 2011.  The increase is primarily due to an increase in stock-based compensation of approximately $1.6 million due to a higher fair value for options granted in fiscal 2012 compared to the fair value of options granted in fiscal 2011.

Income from asset sales was $1.9 million in the third quarter of fiscal 2012, compared to $3.5 million in the same period of fiscal 2011.  The decrease of $1.6 million is primarily due to a reduction in the sale of drill pipe that is used in the ordinary course of business.

Income tax expense increased to $80.9 million in the third quarter of fiscal 2012 from $63.0 million in the third quarter of fiscal 2011, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 35.1 percent from 36.5 percent for the two comparable quarters primarily due to an increased level of operations in states with a lower income tax rate.

Interest expense was $2.4 million and $3.2 million in the third quarter of fiscal 2012 and 2011, respectively. Capitalized interest, all attributable to our rig construction, was $3.2 million and $2.2 million for the comparable quarters.

Nine Months Ended June 30, 2012 vs. Nine Months Ended June 30, 2011

We reported income from continuing operations of $424.0 million ($3.88 per diluted share) from operating revenues of $2.3 billion for the nine months ended June 30, 2012, compared with income from continuing operations of $313.2 million ($2.87 per diluted share) from operating revenues of $1.8 billion for the first nine months of fiscal year 2011.  For the first nine months of fiscal 2012 and 2011, we had a net loss from discontinued operations of $0.1 million and $0.4 million, respectively, with no effect on a per diluted share basis.  Including discontinued operations, we recorded net income of $423.9 million ($3.88 per diluted share) for the nine months ended June 30, 2012, compared to net income of $312.8 million ($2.87 per diluted share) for the nine months ended June 30, 2011.  Income from continuing operations for the first nine months of fiscal 2012 includes approximately $7.9 million ($0.08 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the first nine months of fiscal 2011 includes approximately $6.4 million ($0.06 per diluted share) of after-tax gains from the sale of assets and $0.6 million ($0.01 per diluted share) of after-tax gains from the sale of investment securities.

Summarized operating results from discontinued operations are as follows:

	Nine Months Ended
	June 30,
	2012	2011
	(in thousands)

Revenue	$—	$—
Loss before income taxes	(154)	(393)
Income tax benefit	81	5
Loss from discontinued operations	$(73)	$(388)

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2012 and 2011.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,
	2012	2011
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,983,369	$1,511,649
Direct operating expenses	1,057,622	802,383
General and administrative expense	22,720	18,573
Depreciation	232,678	191,211
Segment operating income	$670,349	$499,482

Revenue days	64,389	53,958
Average rig revenue per day	$27,537	$25,536
Average rig expense per day	$13,160	$12,391
Average rig margin per day	$14,377	$13,145
Rig utilization	90%	85%

U.S. Land segment operating income increased to $670.3 million for the first nine months of fiscal 2012 compared to $499.5 million in the same period of fiscal 2011.  Revenues were $2.0 billion and $1.5 billion for the first nine months of fiscal 2012 and 2011, respectively.  Included in U.S. land revenues for the nine months ended June 30, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $210.3 million and $133.8 million, respectively.

Average rig margin per day during the comparable periods increased as rig utilization and average dayrates improved.  U.S. land rig utilization increased to 90 percent for the first nine months of fiscal 2012 compared to 85 percent for the first nine months of fiscal 2011.  U.S. land rig revenue days for the first nine months of fiscal 2012 were 64,389 compared with 53,958 for the same period of fiscal 2011, with an average of 235.0 and 197.6 rigs working during the first nine months of fiscal 2012 and 2011, respectively.

During the nine months ended June 30, 2012, three idle conventional rigs were sold and three FlexRigs were transferred from the U.S. Land segment to the International Land segment.

At June 30, 2012, we had 245 out of 275 existing rigs in the U.S. Land segment that were generating revenue.  A new FlexRig under contract was completed and ready for delivery at June 30, 2012.  Of the 245 rigs generating revenue, 163 were under fixed term contracts and 82 were working in the spot market.  At July 27, 2012, the number of existing rigs under fixed term contracts in the segment decreased to 157 and the number of rigs working in the spot market increased to 84.

	Nine Months Ended June 30,
	2012	2011
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$135,830	$150,022
Direct operating expenses	90,646	101,527
General and administrative expense	5,412	4,495
Depreciation	10,030	10,580
Segment operating income	$29,742	$33,420

Revenue days	1,930	1,843
Average rig revenue per day	$51,013	$50,889
Average rig expense per day	$31,020	$28,234
Average rig margin per day	$19,993	$22,655
Rig utilization	77%	75%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $13.6 million and $28.2 million for the nine months ended June 30, 2012 and 2011, respectively.

The decrease in segment operating income and average rig margin per day is primarily due to a rig being on standby for five months of fiscal 2012 compared to working all of fiscal 2011.

At June 30, 2012, seven of our nine platform rigs were active.

	Nine Months Ended June 30,
	2012	2011
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$192,305	$169,689
Direct operating expenses	154,296	130,459
General and administrative expense	2,512	2,633
Depreciation	22,257	20,411
Segment operating income	$13,240	$16,186

Revenue days	5,342	4,781
Average rig revenue per day	$31,974	$32,188
Average rig expense per day	$24,775	$23,791
Average rig margin per day	$7,199	$8,397
Rig utilization	77%	69%

International Land segment operating income for the first nine months of fiscal 2012 was $13.2 million, compared to operating income of $16.2 million in the same period of fiscal 2011.  Included in International land revenues for the nine months ended June 30, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $21.5 million and $15.8 million, respectively.

Revenues in the first nine months of fiscal 2012 increased by $22.6 million compared to the same period of fiscal 2011, with utilization increasing to 77 percent from 69 percent.  During the first nine months of fiscal 2012, an average of 19.5 rigs worked compared to an average of 17.5 rigs in the first nine months of fiscal 2011.

Segment operating income and average rig margin per day decreased in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to early termination revenue earned in the first nine months of fiscal 2011 and higher operating expenses in the first nine months of fiscal 2012.

During the first nine months of fiscal 2012, three FlexRigs were transferred to the International Land segment from the U.S. Land segment.  Two of the rigs commenced operations in the second quarter of fiscal 2012 and the third FlexRig is expected to commence operations during the fourth quarter of fiscal 2012.  Additionally, two new FlexRigs are expected to begin operations in the International Land segment during the fourth quarter of fiscal 2012.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2012 and 2011, we incurred $11.4 million and $11.5 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $79.5 million in the first nine months of fiscal 2012 from $68.4 million in the first nine months of fiscal 2011.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation of approximately $8.0 million associated with growth in the number of employees and increases in wages in the comparative periods.  The remaining increase is primarily due to higher professional services and other corporate overhead associated with supporting continued growth of our drilling business.

Income from asset sales was $14.4 million in the first nine months of fiscal 2012, compared to $10.3 million in the same period of fiscal 2011.  The increase of $4.1 million in fiscal 2012 is due to the sale of three idle U.S. land conventional rigs and the sale of drill pipe used in the ordinary course of business.

Income tax expense increased to $240.2 million in the first nine months of fiscal 2012 from $185.8 million in the first nine months of fiscal 2011, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 36.2 percent from 37.2 percent for the two comparable periods.

Interest expense was $7.3 million and $13.2 million in the first nine months of fiscal 2012 and 2011, respectively. Capitalized interest, all attributable to our rig construction, was $9.6 million and $5.8 million for the comparable periods.  Interest expense before capitalized interest decreased $2.0 million during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to $1.7 million accrued for settlement of a lawsuit in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $148.9 million at June 30, 2012 from $364.2 million at September 30, 2011. The following table provides a summary of cash flows for the nine-month period ended June 30, (in thousands):

Net cash provided (used) by:

	2012	2011
Operating activities	$612,978	$696,443
Investing activities	(742,405)	(472,106)
Financing activities	(85,953)	708
Increase (decrease) in cash and cash equivalents	$(215,380)	$225,045

Operating activities

Cash flows from operating activities were approximately $613.0 million for the nine months ended June 30, 2012 compared to approximately $696.4 million for the same period ended June 30, 2011.  The decrease in cash provided from operating activities is primarily due to an increase in accounts receivable and prepaid expenses and other, partially offset by increases in net income and depreciation.  Depreciation increased to $272.4 million for the nine months ended June 30, 2012 compared to $228.4 million during the nine months ended June 30, 2011, primarily as a result of new rigs being placed into service during fiscal 2011 and 2012.  For the nine months ended June 30, 2012, accounts receivable increased due to the additional rigs in service.  During the nine months ended June 30, 2012, we funded two collateral trusts totaling $26.1 million in connection with our primary casualty insurance program.  The two collateral trusts are included in prepaid expense and other in the Consolidated Condensed Statements of Cash Flows.

Investing activities

The increase in net cash used in investing activities was primarily attributable to a $280.5 million increase in capital expenditures during the nine months ended June 30, 2012.  The growth in capital expenditures was a result of the increased building of new FlexRigs.

Financing activities

During the nine months ended June 30, 2012, 1,747,819 treasury shares were purchased at an aggregate cost of $77.6 million of which $6.2 million did not settle until after June 30, 2012.  During the nine months ended June 30, 2011, we reduced our outstanding debt by $10.0 million compared with no change in debt during the nine months ended June 30, 2012.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our new credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2012.  During the third quarter of fiscal 2012, we entered into an agreement with a multi-bank syndicate for a $300 million unsecured revolving credit facility.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $350 million at June 30, 2012. Subsequent to June 30, 2012, we made a $40 million debt payment.  For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2012 and September 30, 2011 was $4.1 billion and $3.8 billion, respectively.  The increase in backlog at June 30, 2012 from September 30, 2011 is primarily due to the expected revenue from 29 multi-year contracts announced during the first nine months of fiscal 2012.  Approximately 89.4 percent of the June 30, 2012 backlog is not reasonably expected to be filled in fiscal 2012. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf

Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 23, 2011, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of June 30, 2012 and September 30, 2011, and the percentage of the June 30, 2012 backlog not reasonably expected to be filled in fiscal 2012:

	Three Months Ended
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2012	2011	Expected to be Filled in Fiscal 2012
	(in billions)

U.S. Land	$3.5	$3.3	89.1%
Offshore	0.1	0.1	83.3%
International Land	0.5	0.4	92.1%
	$4.1	$3.8

Capital Resources

During the first nine months of fiscal 2012, we announced agreements to build and operate 29 new FlexRigs under multi-year contracts.  During the nine months ended June 30, 2012, we completed 36 FlexRigs that are under fixed term contracts.  An additional four FlexRigs under fixed term contracts were completed by the end of July 2012.  At a current cadence of four new FlexRigs per month, we currently expect to deliver a total of 48 new FlexRigs during fiscal 2012. Like those completed in prior fiscal periods, each of these new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2012 is $1.1 billion but the actual spending level may vary depending primarily on the timing of procurement related to our ongoing construction of new FlexRigs.  Capital expenditures were $774.2 million and $493.8 million for the first nine months of fiscal 2012 and 2011, respectively.  Capital expenditures increased from 2011 primarily due to the additional new rigs completed during the comparable nine month periods ended June 30.

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

June 30, 2012

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Mr. Donald Hudson, former offshore platform rig manager, pleaded guilty to one felony charge of making false statements to a federal investigator concerning his participation in the testing irregularities that were reported in May 2010.  Sentencing is currently scheduled for August 8, 2012.  Mr. Hudson’s employment was terminated by the Company in June 2010.  We continue to cooperate with this government investigation.  Although we presently believe that this matter will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of this investigation.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2012, approximately eight percent of our consolidated operating revenues were generated from the international contract drilling business.  During the nine months ended June 30, 2012, approximately 72 percent of the international operating revenues were from operations in South America.

Reference is made to the risk factors pertaining to the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2011.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2012, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase of Common Stock for the three months ended June 30, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) That May Yet Be Purchased Under Plans or Programs

April 1 — April 30, 2012	—	$—	—	—
May 1 — May 31, 2012	453,204	45.5375	—	3,546,796	(1)
June 1 — June 30, 2012	1,294,615	44.0066	—	2,252,181	(1)
TOTAL	1,747,819	$44.4035	—	2,252,181	(1)

(1) The Company’s Board of Directors previously authorized a stock repurchase program in fiscal 2006 for the repurchase of up to four (4) million shares per calendar year.  This repurchase program was reannounced via Form 8-K on May 18, 2012.  The repurchases may be made using the Company’s cash and cash equivalents or other available sources.  The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion.  All shares reported in the above table were purchased in the open market.  No other purchases were made in the quarter ended June 30, 2012.

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

10.1

Credit Agreement dated May 25, 2012, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2012, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 3, 2012	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, President

Date:	August 3, 2012	By:	/S/ JUAN PABLO TARDIO
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

10.1

Credit Agreement dated May 25, 2012, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2012, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.