Form 10-K
period 2012-09-30
HELMERICH & PAYNE INC
filed 2012-11-21
CIK 46765

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At March 30, 2012, the aggregate market value of the voting stock held by non-affiliates was $5,455,241,646

         Number of shares of common stock outstanding at November 15, 2012:    105,728,157

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents	10-K Parts
(1) Annual Report to Stockholders for the fiscal year ended September 30, 2012	Parts I and II
(2) Proxy Statement for Annual Meeting of Stockholders to be held March 6, 2013	Part III

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE REGISTRANT'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "ESTIMATE", "ANTICIPATE", "BELIEVE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR SIMILAR TERMINOLOGY. ALTHOUGH THE REGISTRANT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE REGISTRANT'S EXPECTATIONS ARE DISCLOSED IN THIS REPORT UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 6, AS WELL AS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ON, AND INCORPORATED BY REFERENCE TO, PAGES 3 THROUGH 17 OF THE COMPANY'S ANNUAL REPORT (EXHIBIT 13 TO THIS FORM 10-K). ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE REGISTRANT, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE REGISTRANT ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

i

HELMERICH & PAYNE, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2012

ii

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2012

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

        Our contract drilling business is composed of three reportable business segments: U.S. Land, Offshore and International Land. During fiscal 2012, our U.S. Land operations drilled primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Pennsylvania, Ohio, Utah, Arkansas, New Mexico, Montana, North Dakota and West Virginia. Offshore operations were conducted in the Gulf of Mexico, and offshore of California, Trinidad and Equatorial Guinea. Our International Land segment operated in six international locations during fiscal 2012: Ecuador, Colombia, Argentina, Tunisia, Bahrain and United Arab Emirates ("UAE").

        We are also engaged in the ownership, development and operation of commercial real estate and the research and development of rotary steerable technology. Each of the businesses operates independently of the others through wholly-owned subsidiaries. This operating decentralization is balanced by centralized finance and legal organizations.

        Our real estate investments located exclusively within Tulsa, Oklahoma, include a shopping center containing approximately 441,000 leasable square feet, multi-tenant industrial warehouse properties containing approximately one million leasable square feet and approximately 210 acres of undeveloped real estate.

        Our subsidiary, TerraVici Drilling Solutions, Inc. ("TerraVici"), is developing patented rotary steerable technology to enhance horizontal and directional drilling operations. We acquired TerraVici to primarily complement our existing drilling rig technology as well as to potentially offer directional drilling services to third parties. By combining this new technology with our existing capabilities, we expect to improve drilling productivity and reduce total well cost to the customer.

        On June 30, 2010, the Venezuelan government seized 11 rigs owned by our Venezuelan subsidiary and associated real and personal property. We have sued the Bolivarian Republic of Venezuela and related governmental entities for damages sustained as a result of the seizure of our Venezuelan drilling business. We are also participating in one arbitration against a non-Venezuelan entity related to the seizure of our property in Venezuela (For further information, see Item 3. Legal Proceedings). We are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. Our financial statements have been prepared with the net assets, results of operations, and cash flows of the Venezuelan operations presented as discontinued operations. The operations from our Venezuelan subsidiary were previously an operating segment within our International Land segment.

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

        In fiscal 2012, we received approximately 59 percent of our consolidated operating revenues from our ten largest contract drilling customers. Occidental Oil and Gas Corporation, Marathon Oil Company and Devon Energy Production Co. LP (respectively, "Oxy", "Marathon" and "Devon"), including their affiliates, are our three largest contract drilling customers. We perform drilling services for Oxy on a world-wide basis, and for Marathon and for Devon in U.S. land operations. Revenues from drilling services performed for Oxy, Marathon and Devon in fiscal 2012 accounted for approximately 12 percent, 10 percent and 10 percent, respectively, of our consolidated operating revenues for the same period.

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

        Mechanical rigs rely on belts, pulleys and other mechanical devices to control drilling speed and other rig processes. As such, mechanical rigs are not highly efficient or precise in their operation. In contrast to mechanical rigs, SCR rigs rely on direct current for power. This enables motor speed to be controlled by changing electrical voltage. Compared to mechanical rigs, SCR rigs operate with greater efficiency, more power and better control. AC rigs on the other hand provide for even greater efficiency and flexibility than what can be achieved with mechanical or SCR rigs. AC rigs use a variable frequency drive that allows motor speed to be manipulated via changes to electrical frequency. The variable frequency drive permits greater control of motor speed for more precision. Among other attributes, AC rigs are electrically more efficient, produce more torque, utilize regenerative braking, have digital controls and AC motors require less maintenance.

        During the mid-1990's, we undertook an initiative to use our land and offshore platform drilling experience to develop a new generation of drilling rigs that would be safer, faster-moving and more capable than mechanical rigs. In 1998, we put to work a new generation of highly mobile/depth flexible land drilling rigs (individually the "FlexRig®"). Since the introduction of our FlexRigs, we have focused on designing and building high-performance, high-efficiency rigs to be used exclusively in our contract drilling business. We believed that over time FlexRigs would displace older less capable rigs. With the advent of unconventional shale plays, our AC drive FlexRigs have proven to be particularly well suited for more complex horizontal drilling requirements. The FlexRig has been able to significantly reduce average rig move and drilling times compared to similar depth-rated traditional land rigs. In addition, the FlexRig allows greater depth flexibility and provides greater operating efficiency. The original rigs were designated as FlexRig1 and FlexRig2 rigs and were designed to drill wells with a depth of between 8,000 and 18,000 feet. In 2001, we announced that we would build the next generation of FlexRigs, known as "FlexRig3", which incorporated new drilling technology and new environmental and safety design. This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities. FlexRig3s were designed to target well depths of between 8,000 and 22,000 feet.

        In 2006, we placed into service our first FlexRig4. While FlexRig4s are similar to our FlexRig3s, the FlexRig4s are designed to efficiently drill more shallow depth wells of between 4,000 and 18,000 feet. The FlexRig4 design includes a trailerized version and a skidding version, which incorporate additional environmental and safety design. This design permits the installation of a pipe handling system which allows the rig to be more efficiently operated and eliminates the need for a casing stabber in the mast. While the FlexRig4 trailerized version provides for more efficient well site to well site rig moves, the skidding version allows for drilling of up to 22 wells from a single pad which results in reduced environmental impact. In 2011, we announced the introduction of the FlexRig5 design. The FlexRig5 is suited for long lateral drilling of multiple wells from a single location, which is well suited for unconventional shale reservoirs. The new design preserves the key performance features of FlexRig3 combined with a bi-directional pad drilling system and equipment capacities suitable for wells in excess of 22,000 feet of measured depth.

        Industry trends toward more complex drilling have accelerated the retirement of less capable mechanical rigs. Over the past few years our mechanical rigs have been sold as we added new AC drive rigs to our fleet. The retirement of our remaining seven mechanical rigs in fiscal 2011 marked the end of a multi-year evolution in the high-grading of our fleet from mechanical rigs to high-efficiency, high-performance rigs.

        Since 1998, we have built and delivered 280 FlexRigs, including 165 FlexRig3s, 86 FlexRig4s, and 12 FlexRig5s. Of the total FlexRigs built through September 30, 2012, 162 have been built in the last five years. As of November 15, 2012, an additional 9 new FlexRigs remained under construction.

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

        During fiscal 2012, we leased a 150,000 square foot industrial facility near Tulsa, Oklahoma for the purpose of overhauling/repairing rig equipment and associated component parts. This facility is expected to be fully operational by December 2012.

  Drilling Contracts

        Our drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2012, all drilling services were performed on a "daywork" contract basis, under which we charge a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. We have previously performed contracts on a combination "footage" and "daywork" basis, under which we charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, we have previously accepted "turnkey" contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. We have not accepted any "footage" or "turnkey" contracts in over fifteen years. We believe that under current market conditions, "footage" and "turnkey" contract rates do not adequately compensate us for the added risks. The duration of our drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts generally have a minimum term of at least six months but customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.

        Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

        As of September 30, 2012, we had 176 rigs under fixed-term contracts. While the original duration for these current fixed-term contracts are for six-month to seven-year periods, some fixed-term and well-to-well contracts are expected to be extended for longer periods than the original terms. However, the contracting parties have no legal obligation to extend these contracts.

  Backlog

        Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of September 30, 2012 and 2011 was $3.6 billion and $3.8 billion, respectively. The decrease in backlog at September 30, 2012 from September 30, 2011, is primarily due to expiration of long-term contracts. Approximately 57.2 percent of the total September 30, 2012 backlog is not reasonably expected to be filled in fiscal 2013. A portion of the backlog represents term contracts for new rigs that will be constructed in the future.

        The following table sets forth the total backlog by reportable segment as of September 30, 2012 and 2011, and the percentage of the September 30, 2012 backlog not reasonably expected to be filled in fiscal 2013:

	Total Backlog Revenue
			Percentage Not Reasonably Expected to be Filled in Fiscal 2013
Reportable Segment	9/30/2012	9/30/2011
	(in billions)
U.S. Land	$3.0	$3.3	58.2%
Offshore	0.1	0.1	35.4%
International	0.5	0.4	56.1%

	$3.6	$3.8

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

U.S. LAND DRILLING

        At the end of September 2012, 2011 and 2010, we had 282, 248 and 220, respectively, of our land rigs available for work in the United States. The total number of rigs at the end of fiscal 2012 increased by a net of 34 rigs from the end of fiscal 2011. The increase is due to 46 new FlexRigs being completed and placed into service, 3 rigs transferred to international operations, 3 rigs sold during fiscal 2012, and 4 mechanical highly mobile rigs and 2 conventional rigs being removed from service. Our U.S. Land operations contributed approximately 85 percent ($2.7 billion) of our consolidated operating revenues during fiscal 2012, compared with approximately 83 percent ($2.1 billion) of consolidated operating revenues during fiscal 2011 and approximately 75 percent ($1.4 billion) of consolidated operating revenues during fiscal 2010. Rig utilization was approximately 89 percent in fiscal 2012, approximately 86 percent in fiscal 2011 and approximately 73 percent in fiscal 2010. Our fleet of FlexRigs had an average utilization of approximately 97 percent during fiscal 2012, while our conventional and highly mobile rigs had an average utilization of approximately 11 percent. A rig is considered to be utilized when it is operated or being mobilized or demobilized under contract. At the close of fiscal 2012, 231 out of an available 282 land rigs were working.

OFFSHORE DRILLING

        Our Offshore operations contributed approximately 6 percent in fiscal year 2012 ($189.1 million) of our consolidated operating revenues compared to approximately 8 percent ($201.4 million) of consolidated operating revenues during fiscal 2011 and 11 percent ($202.7 million) of consolidated operating revenues during fiscal 2010. Rig utilization in fiscal 2012 was approximately 79 percent compared to approximately 77 percent in fiscal 2011 and approximately 80 percent in fiscal 2010. At the end of fiscal 2012, we had eight of our nine offshore platform rigs under contract and continued to work under management contracts for four customer-owned rigs. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 56 percent of offshore revenues during fiscal 2012.

INTERNATIONAL LAND DRILLING

  General

        Our International Land operations contributed approximately 9 percent ($270.0 million) of our consolidated operating revenues during fiscal 2012, compared with approximately 9 percent ($226.8 million) of consolidated operating revenues during fiscal 2011 and 13 percent ($247.2 million) in fiscal 2010. Rig utilization in fiscal 2012 was 77 percent, 70 percent in fiscal 2011 and 71 percent in fiscal 2010.

  Argentina

        At the end of fiscal 2012, we had nine rigs in Argentina. Our utilization rate was approximately 52 percent during fiscal 2012, approximately 49 percent during fiscal 2011 and approximately 53 percent during fiscal 2010. Revenues generated by Argentine drilling operations contributed approximately 2 percent in both fiscal years 2012 and 2011 ($54.3 million and $44.2 million, respectively) of our consolidated operating revenues compared with approximately 3 percent of consolidated operating revenues ($55.9 million) in fiscal 2010. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 2 percent of consolidated operating revenues and approximately 20 percent of international operating revenues during fiscal 2012. The Argentine drilling contracts are primarily with large international or national oil companies.

  Colombia

        At the end of fiscal 2012, we had seven rigs in Colombia. Our utilization rate was approximately 79 percent during fiscal 2012, approximately 83 percent during fiscal 2011 and approximately 71 percent during fiscal 2010. Revenues generated by Colombian drilling operations contributed approximately 3 percent in the three fiscal years 2012, 2011 and 2010 of our consolidated operating revenues ($82.2 million, $74.5 million and $57.5 million, respectively). Revenues from drilling services performed for our largest customer in Colombia totaled approximately 1 percent of consolidated operating revenues and approximately 16 percent of international operating revenues during fiscal 2012. The Colombian drilling contracts are primarily with large international or national oil companies.

  Ecuador

        At the end of fiscal 2012, we had five rigs in Ecuador. The utilization rate in Ecuador was 97 percent in fiscal 2012, compared to 85 percent in fiscal 2011 and 100 percent in fiscal 2010. Revenues generated by Ecuadorian drilling operations contributed approximately 2 percent in both fiscal years 2012 and 2011 ($56.4 million and $42.6 million, respectively) of consolidated operating revenues compared with approximately 3 percent in fiscal 2010 ($52.1 million) of our consolidated operating revenues. Revenues from drilling services performed for the largest customer in Ecuador totaled approximately 1 percent of consolidated operating revenues and approximately 14 percent of international operating revenues during fiscal 2012. The Ecuadorian drilling contracts are primarily with large international or national oil companies.

  Other Locations

        In addition to our operations discussed above, at the end of fiscal 2012 we had two rigs in Tunisia, four rigs in Bahrain and two rigs in UAE.

FINANCIAL

        Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, pages 51 through 55 of our Annual Report (Exhibit 13 to this Form 10-K).

EMPLOYEES

        We had 8,147 employees within the United States (19 of which were part-time employees) and 1,282 employees in international operations as of September 30, 2012.

AVAILABLE INFORMATION

        Information relating to our internet address and information relating to our Securities and Exchange Commission ("SEC") filings may be found on, and is incorporated by reference to, page 57 of our Annual Report (Exhibit 13 to this Form 10-K).

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

        Our drilling operations are subject to the many hazards inherent in the business, including inclement weather, blowouts, well fires, loss of well control, pollution, and reservoir damage. These hazards could cause significant environmental damage, personal injury and death, suspension of drilling operations, serious damage or destruction of equipment and property and substantial damage to producing formations and surrounding lands and waters.

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

        We have a new-build rig assembly facility located near the Houston, Texas, ship channel, and our principal fabricator and other vendors are also located in the gulf coast region. Due to their location, these facilities are exposed to potentially greater hurricane damage.

        We have indemnification agreements with many of our customers and we also maintain liability and other forms of insurance. In general, our drilling contracts contain provisions requiring our customer to indemnify us for, among other things, pollution and reservoir damage. However, our contractual rights to indemnification may be unenforceable or limited due to negligent or willful acts by us, our subcontractors and/or suppliers. Our customers may also dispute, or be unable to meet, their contractual indemnification obligations to us. Accordingly, we may be unable to transfer these risks to our drilling customers by contract or indemnification agreements. Incurring a liability for which we are not fully indemnified or insured could have a material adverse effect our business, financial condition and results of operations.

        With the exception of "named wind storm" risk in the Gulf of Mexico, we insure rigs and related equipment at values that approximate the current replacement cost on the inception date of the policy. However, we self-insure a large deductible as well as a significant portion of the estimated replacement cost of our offshore rigs and our land rigs and equipment. We also carry insurance with varying deductibles and coverage limits with respect to offshore platform rigs and "named wind storm" risk in the Gulf of Mexico.

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

        If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition and results of operations. Our insurance will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Our coverage includes aggregate policy limits. As a result, we retain the risk for any loss in excess of these limits. No assurance can be given that all or a portion of our coverage will not be cancelled during fiscal 2013, that insurance coverage will continue to be available at rates considered reasonable or that our coverage will respond to a specific loss. Further, we may experience difficulties in collecting from our insurers or our insurers may deny all or a portion of our claims for insurance coverage.

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

        In fiscal 2012, we received approximately 59 percent of our consolidated operating revenues from our ten largest contract drilling customers and approximately 32 percent of our consolidated operating revenues from our three largest customers (including their affiliates). We believe that our relationship with all of these customers is good; however, the loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

International uncertainties and local laws could adversely affect our business.

        International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, kidnapping of employees, nationalization, forced negotiation or modification of contracts, expropriation of equipment as well as expropriation of a particular oil company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. On June 30, 2010, the Venezuelan government seized 11 rigs and associated real and personal property owned by our Venezuelan subsidiary. In Argentina, general economic conditions have shown improvement and political protests and social disturbances have diminished considerably since the economic crisis of 2001 and 2002. However, the rapid and radical nature of the changes in the Argentine social, political, economic and legal environment over the past several years and the absence of a clear political consensus in favor of any particular set of economic policies have given rise to significant uncertainties about the country's economic and political future. It is currently unclear whether the economic and political instability experienced over the past several years will continue and it is possible that, despite recent economic growth, Argentina may return to a deeper recession, higher inflation and unemployment and greater social unrest. If instability persists, there could be a material adverse effect on our results of operations and financial condition.

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

        Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2012, approximately 9 percent of our consolidated operating revenues were generated from the international contract drilling business. During fiscal 2012, approximately 72 percent of the international operating revenues were from operations in South America. All of the South American operating revenues were from Argentina, Colombia and Ecuador.

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

        At September 30, 2012, we had a portfolio of securities with a total fair value of approximately $452 million. The fair value in Atwood Oceanics, Inc. and Schlumberger, Ltd. was $434 million at September 30, 2012. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. Except for investments in limited partnerships carried at cost, the portfolio is recorded at fair value on our balance sheet with changes in unrealized after-tax value reflected in the equity section of our balance sheet. Subsequent to September 30, 2012, we sold our share in the limited partnerships. Any reduction in fair value would have an impact on our debt ratio and financial strength. At November 15, 2012, the fair value of the portfolio had increased to approximately $438 million.

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

        Scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" ("GHGs") and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. The United States Congress may consider legislation to reduce GHG emissions. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding GHG emissions could have a material adverse impact on our business, financial condition and results of operations.

New legislation and regulatory initiatives relating to hydraulic fracturing could delay or limit the drilling services we provide to customers whose drilling programs could be impacted by such laws.

        Members of the U.S. Congress and the U.S. Environmental Protection Agency, or the EPA, are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. We do not engage in any hydraulic fracturing activities. However, any new laws, regulation or permitting requirements regarding hydraulic fracturing could delay or limit the drilling services we provide to customers whose drilling programs could be impacted by new legal requirements. Widespread regulation significantly restricting or prohibiting hydraulic fracturing by our customers could have a material adverse impact on our business, financial condition and results of operation.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

CONTRACT DRILLING

        The following table sets forth certain information concerning our U.S. land and offshore drilling rigs as of September 30, 2012:

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
NORTH DAKOTA	179	18,000	SCR (FlexRig2)	1,500
NORTH DAKOTA	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	22,000	AC (FlexRig3)	1,500
TEXAS	211	22,000	AC (FlexRig3)	1,500
TEXAS	212	22,000	AC (FlexRig3)	1,500
TEXAS	213	22,000	AC (FlexRig3)	1,500
NEW MEXICO	214	22,000	AC (FlexRig3)	1,500
WYOMING	215	22,000	AC (FlexRig3)	1,500
TEXAS	216	22,000	AC (FlexRig3)	1,500
TEXAS	217	22,000	AC (FlexRig3)	1,500
TEXAS	218	22,000	AC (FlexRig3)	1,500
OKLAHOMA	219	22,000	AC (FlexRig3)	1,500
TEXAS	220	22,000	AC (FlexRig3)	1,500
TEXAS	221	22,000	AC (FlexRig3)	1,500
TEXAS	222	22,000	AC (FlexRig3)	1,500
NEW MEXICO	223	22,000	AC (FlexRig3)	1,500
OKLAHOMA	224	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	225	22,000	AC (FlexRig3)	1,500
TEXAS	226	22,000	AC (FlexRig3)	1,500
NEW MEXICO	227	22,000	AC (FlexRig3)	1,500
TEXAS	229	22,000	AC (FlexRig3)	1,500
TEXAS	231	22,000	AC (FlexRig3)	1,500
TEXAS	232	22,000	AC (FlexRig3)	1,500
TEXAS	233	22,000	AC (FlexRig3)	1,500
TEXAS	234	22,000	AC (FlexRig3)	1,500
OKLAHOMA	235	22,000	AC (FlexRig3)	1,500
CALIFORNIA	236	22,000	AC (FlexRig3)	1,500

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	238	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	239	22,000	AC (FlexRig3)	1,500
CALIFORNIA	240	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	241	22,000	AC (FlexRig3)	1,500
OKLAHOMA	243	22,000	AC (FlexRig3)	1,500
TEXAS	244	22,000	AC (FlexRig3)	1,500
TEXAS	245	22,000	AC (FlexRig3)	1,500
TEXAS	246	22,000	AC (FlexRig3)	1,500
TEXAS	247	22,000	AC (FlexRig3)	1,500
TEXAS	248	22,000	AC (FlexRig3)	1,500
TEXAS	249	22,000	AC (FlexRig3)	1,500
OKLAHOMA	250	22,000	AC (FlexRig3)	1,500
OKLAHOMA	251	22,000	AC (FlexRig3)	1,500
OKLAHOMA	252	22,000	AC (FlexRig3)	1,500
TEXAS	253	22,000	AC (FlexRig3)	1,500
TEXAS	254	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	258	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	22,000	AC (FlexRig3)	1,500
TEXAS	260	22,000	AC (FlexRig3)	1,500
CALIFORNIA	261	22,000	AC (FlexRig3)	1,500
CALIFORNIA	262	22,000	AC (FlexRig3)	1,500
TEXAS	263	22,000	AC (FlexRig3)	1,500
TEXAS	264	22,000	AC (FlexRig3)	1,500
TEXAS	265	22,000	AC (FlexRig3)	1,500
TEXAS	266	22,000	AC (FlexRig3)	1,500
TEXAS	267	22,000	AC (FlexRig3)	1,500
OKLAHOMA	268	22,000	AC (FlexRig3)	1,500
TEXAS	269	22,000	AC (FlexRig3)	1,500
WYOMING	271	18,000	AC (FlexRig4)	1,500
MONTANA	272	18,000	AC (FlexRig4)	1,500
UTAH	273	18,000	AC (FlexRig4)	1,500
TEXAS	274	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	275	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	276	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	277	18,000	AC (FlexRig4)	1,500
COLORADO	278	18,000	AC (FlexRig4)	1,500
TEXAS	279	18,000	AC (FlexRig4)	1,500
WYOMING	280	18,000	AC (FlexRig4)	1,500
TEXAS	281	8,000	AC (FlexRig4)	1,150
TEXAS	282	8,000	AC (FlexRig4)	1,150
TEXAS	283	8,000	AC (FlexRig4)	1,150
PENNSYLVANIA	284	18,000	AC (FlexRig4)	1,500
OHIO	285	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	286	18,000	AC (FlexRig4)	1,500
OHIO	287	18,000	AC (FlexRig4)	1,500
TEXAS	288	18,000	AC (FlexRig4)	1,500

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
ARKANSAS	289	18,000	AC (FlexRig4)	1,500
PENNSYLVANIA	290	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	293	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	294	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	295	18,000	AC (FlexRig4)	1,500
TEXAS	296	18,000	AC (FlexRig4)	1,500
TEXAS	297	18,000	AC (FlexRig4)	1,500
UTAH	298	18,000	AC (FlexRig4)	1,500
TEXAS	299	18,000	AC (FlexRig4)	1,500
NEW MEXICO	300	18,000	AC (FlexRig4)	1,500
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150
TEXAS	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
TEXAS	306	8,000	AC (FlexRig4)	1,150
COLORADO	307	18,000	AC (FlexRig4)	1,500
COLORADO	308	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	309	18,000	AC (FlexRig4)	1,500
WYOMING	310	18,000	AC (FlexRig4)	1,500
WYOMING	311	18,000	AC (FlexRig4)	1,500
TEXAS	312	18,000	AC (FlexRig4)	1,500
TEXAS	313	18,000	AC (FlexRig4)	1,500
TEXAS	314	18,000	AC (FlexRig4)	1,500
COLORADO	315	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	316	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	317	18,000	AC (FlexRig4)	1,500
UTAH	318	18,000	AC (FlexRig4)	1,500
UTAH	319	18,000	AC (FlexRig4)	1,500
MONTANA	320	18,000	AC (FlexRig4)	1,500
COLORADO	321	18,000	AC (FlexRig4)	1,500
COLORADO	322	18,000	AC (FlexRig4)	1,500
COLORADO	323	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	324	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	325	18,000	AC (FlexRig4)	1,500
COLORADO	326	18,000	AC (FlexRig4)	1,500
TEXAS	327	18,000	AC (FlexRig4)	1,500
TEXAS	328	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	329	18,000	AC (FlexRig4)	1,500
COLORADO	330	18,000	AC (FlexRig4)	1,500
TEXAS	331	18,000	AC (FlexRig4)	1,500
TEXAS	332	18,000	AC (FlexRig4)	1,500
TEXAS	340	8,000	AC (FlexRig4)	1,150
TEXAS	341	18,000	AC (FlexRig4)	1,500
TEXAS	342	18,000	AC (FlexRig4)	1,500
COLORADO	343	18,000	AC (FlexRig4)	1,500
TEXAS	344	8,000	AC (FlexRig4)	1,150
TEXAS	345	8,000	AC (FlexRig4)	1,150
TEXAS	346	8,000	AC (FlexRig4)	1,150
TEXAS	347	8,000	AC (FlexRig4)	1,150

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	348	8,000	AC (FlexRig4)	1,150
CALIFORNIA	349	8,000	AC (FlexRig4)	1,150
TEXAS	351	8,000	AC (FlexRig4)	1,150
TEXAS	352	8,000	AC (FlexRig4)	1,150
COLORADO	353	18,000	AC (FlexRig4)	1,500
ARKANSAS	354	18,000	AC (FlexRig4)	1,500
NEW MEXICO	355	8,000	AC (FlexRig4)	1,150
OKLAHOMA	356	8,000	AC (FlexRig4)	1,150
TEXAS	360	8,000	AC (FlexRig4)	1,150
NEW MEXICO	370	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	371	22,000	AC (FlexRig3)	1,500
TEXAS	372	22,000	AC (FlexRig3)	1,500
TEXAS	373	22,000	AC (FlexRig3)	1,500
OKLAHOMA	374	22,000	AC (FlexRig3)	1,500
OKLAHOMA	375	22,000	AC (FlexRig3)	1,500
OKLAHOMA	376	22,000	AC (FlexRig3)	1,500
OKLAHOMA	377	22,000	AC (FlexRig3)	1,500
OKLAHOMA	378	22,000	AC (FlexRig3)	1,500
OKLAHOMA	379	22,000	AC (FlexRig3)	1,500
CALIFORNIA	380	22,000	AC (FlexRig3)	1,500
CALIFORNIA	381	22,000	AC (FlexRig3)	1,500
TEXAS	382	22,000	AC (FlexRig3)	1,500
TEXAS	383	22,000	AC (FlexRig3)	1,500
TEXAS	384	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	385	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	386	22,000	AC (FlexRig3)	1,500
TEXAS	387	22,000	AC (FlexRig3)	1,500
TEXAS	388	22,000	AC (FlexRig3)	1,500
TEXAS	389	22,000	AC (FlexRig3)	1,500
TEXAS	390	22,000	AC (FlexRig3)	1,500
TEXAS	391	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	392	22,000	AC (FlexRig3)	1,500
TEXAS	393	22,000	AC (FlexRig3)	1,500
TEXAS	394	22,000	AC (FlexRig3)	1,500
TEXAS	395	22,000	AC (FlexRig3)	1,500
TEXAS	396	22,000	AC (FlexRig3)	1,500
TEXAS	397	22,000	AC (FlexRig3)	1,500
TEXAS	398	22,000	AC (FlexRig3)	1,500
TEXAS	399	22,000	AC (FlexRig3)	1,500
TEXAS	415	22,000	AC (FlexRig3)	1,500
NEW MEXICO	416	22,000	AC (FlexRig3)	1,500
LOUISIANA	417	22,000	AC (FlexRig3)	1,500
TEXAS	418	22,000	AC (FlexRig3)	1,500
OKLAHOMA	419	22,000	AC (FlexRig3)	1,500
TEXAS	420	22,000	AC (FlexRig3)	1,500
TEXAS	421	22,000	AC (FlexRig3)	1,500
CALIFORNIA	422	22,000	AC (FlexRig3)	1,500
TEXAS	423	22,000	AC (FlexRig3)	1,500
CALIFORNIA	424	22,000	AC (FlexRig3)	1,500

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
OKLAHOMA	425	22,000	AC (FlexRig3)	1,500
CALIFORNIA	426	22,000	AC (FlexRig3)	1,500
OKLAHOMA	427	22,000	AC (FlexRig3)	1,500
TEXAS	428	22,000	AC (FlexRig3)	1,500
TEXAS	429	22,000	AC (FlexRig3)	1,500
TEXAS	430	22,000	AC (FlexRig3)	1,500
TEXAS	431	22,000	AC (FlexRig3)	1,500
TEXAS	432	22,000	AC (FlexRig3)	1,500
TEXAS	433	22,000	AC (FlexRig3)	1,500
TEXAS	434	22,000	AC (FlexRig3)	1,500
OKLAHOMA	435	22,000	AC (FlexRig3)	1,500
TEXAS	436	22,000	AC (FlexRig3)	1,500
TEXAS	437	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	438	22,000	AC (FlexRig3)	1,500
TEXAS	439	22,000	AC (FlexRig3)	1,500
CALIFORNIA	440	22,000	AC (FlexRig3)	1,500
TEXAS	441	22,000	AC (FlexRig3)	1,500
TEXAS	442	22,000	AC (FlexRig3)	1,500
TEXAS	443	22,000	AC (FlexRig3)	1,500
CALIFORNIA	444	22,000	AC (FlexRig3)	1,500
TEXAS	445	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	446	22,000	AC (FlexRig3)	1,500
OKLAHOMA	447	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	448	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	449	22,000	AC (FlexRig3)	1,500
OKLAHOMA	450	22,000	AC (FlexRig3)	1,500
TEXAS	451	22,000	AC (FlexRig3)	1,500
TEXAS	452	22,000	AC (FlexRig3)	1,500
TEXAS	453	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	454	22,000	AC (FlexRig3)	1,500
TEXAS	455	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	456	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	457	22,000	AC (FlexRig3)	1,500
TEXAS	458	22,000	AC (FlexRig3)	1,500
TEXAS	459	22,000	AC (FlexRig3)	1,500
TEXAS	460	22,000	AC (FlexRig3)	1,500
TEXAS	461	22,000	AC (FlexRig3)	1,500
TEXAS	462	22,000	AC (FlexRig3)	1,500
TEXAS	463	22,000	AC (FlexRig3)	1,500
TEXAS	464	22,000	AC (FlexRig3)	1,500
TEXAS	465	22,000	AC (FlexRig3)	1,500
TEXAS	466	22,000	AC (FlexRig3)	1,500
TEXAS	467	22,000	AC (FlexRig3)	1,500
TEXAS	468	22,000	AC (FlexRig3)	1,500
TEXAS	469	22,000	AC (FlexRig3)	1,500
TEXAS	470	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	471	22,000	AC (FlexRig3)	1,500
TEXAS	472	22,000	AC (FlexRig3)	1,500
TEXAS	473	22,000	AC (FlexRig3)	1,500

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
NEW MEXICO	474	22,000	AC (FlexRig3)	1,500
TEXAS	475	22,000	AC (FlexRig3)	1,500
NEW MEXICO	477	22,000	AC (FlexRig3)	1,500
TEXAS	478	22,000	AC (FlexRig3)	1,500
TEXAS	479	22,000	AC (FlexRig3)	1,500
TEXAS	480	22,000	AC (FlexRig3)	1,500
TEXAS	481	22,000	AC (FlexRig3)	1,500
TEXAS	482	22,000	AC (FlexRig3)	1,500
TEXAS	483	22,000	AC (FlexRig3)	1,500
TEXAS	485	22,000	AC (FlexRig3)	1,500
TEXAS	486	22,000	AC (FlexRig3)	1,500
TEXAS	487	22,000	AC (FlexRig3)	1,500
TEXAS	488	22,000	AC (FlexRig3)	1,500
TEXAS	494	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	500	22,000	AC (FlexRig5)	1,500
TEXAS	501	22,000	AC (FlexRig5)	1,500
TEXAS	502	22,000	AC (FlexRig5)	1,500
TEXAS	503	22,000	AC (FlexRig5)	1,500
TEXAS	504	22,000	AC (FlexRig5)	1,500
TEXAS	505	22,000	AC (FlexRig5)	1,500
TEXAS	506	22,000	AC (FlexRig5)	1,500
TEXAS	507	22,000	AC (FlexRig5)	1,500
TEXAS	508	22,000	AC (FlexRig5)	1,500
TEXAS	509	22,000	AC (FlexRig5)	1,500
TEXAS	510	22,000	AC (FlexRig5)	1,500
TEXAS	519	22,000	AC (FlexRig5)	1,500
CONVENTIONAL RIGS
LOUISIANA	122	16,000	SCR	1,700
OKLAHOMA	162	18,000	SCR	1,500
LOUISIANA	79	20,000	SCR	2,000
TEXAS	80	20,000	SCR	1,500
OKLAHOMA	89	20,000	SCR	1,500
OKLAHOMA	92	20,000	SCR	1,500
OKLAHOMA	94	20,000	SCR	1,500
OKLAHOMA	98	20,000	SCR	1,500
TEXAS	137	26,000	SCR	2,000
TEXAS	149	26,000	SCR	2,000
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
TEXAS	125	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
TEXAS	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
OFFSHORE PLATFORM RIGS
LOUISIANA	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Self-Erecting	2,000
GULF OF MEXICO	206	20,000	Self-Erecting	1,500
GULF OF MEXICO	100	30,000	Conventional	3,000
GULF OF MEXICO	105	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

        The following table sets forth information with respect to the utilization of our U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2008	2009	2010	2011	2012
U.S. Land Rigs
Number of rigs at end of period	185	201	220	248	282
Average rig utilization rate during period (1)	96%	68%	73%	86%	89%
U.S. Offshore Platform Rigs
Number of rigs at end of period	9	9	9	9	9
Average rig utilization rate during period (1)	75%	89%	80%	77%	79%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

        The following table sets forth certain information concerning our international drilling rigs as of September 30, 2012:

Location	Rig	Average Depth (Feet)	Rig Type	Drawworks: Horsepower
UAE	476	22,000	AC (FlexRig3)	1,500
UAE	484	22,000	AC (FlexRig3)	1,500
Argentina	335	8,000	AC (FlexRig4)	1,150
Argentina	336	8,000	AC (FlexRig4)	1,150
Argentina	337	8,000	AC (FlexRig4)	1,150
Argentina	338	8,000	AC (FlexRig4)	1,150
Argentina	123	26,000	SCR	2,100
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Argentina	151	30,000+	SCR	3,000
Argentina	230	22,000	AC (FlexRig3)	1,500
Bahrain	291	8,000	AC (FlexRig4)	1,150
Bahrain	292	8,000	AC (FlexRig4)	1,150
Bahrain	301	8,000	AC (FlexRig4)	1,150
Bahrain	339	8,000	AC (FlexRig4)	1,150
Colombia	333	8,000	AC (FlexRig4)	1,150
Colombia	334	8,000	AC (FlexRig4)	1,150
Colombia	237	22,000	AC (FlexRig3)	1,500
Colombia	190	26,000	SCR	2,000
Colombia	133	30,000	SCR	3,000
Colombia	139	30,000+	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Ecuador	132	18,000	SCR	1,500
Ecuador	176	18,000	SCR	1,500
Ecuador	121	20,000	SCR	1,700
Ecuador	117	26,000	SCR	2,500
Ecuador	138	26,000	SCR	2,500
Tunisia	228	22,000	AC (FlexRig3)	1,500
Tunisia	242	22,000	AC (FlexRig3)	1,500

        The following table sets forth information with respect to the utilization of our international drilling rigs for the periods indicated:

	Years ended September 30,
	2008	2009	2010	2011	2012
Number of rigs at end of period	19	33	28	24	29
Average rig utilization rate during period (1)(2)	72%	70%	71%	70%	77%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

(2)
Does not include rigs returned to the United States for major modifications and upgrades.

STOCK PORTFOLIO

        Information required by this item regarding our stock portfolio may be found on, and is incorporated by reference to, page 12 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Mr. Donald Hudson, former offshore platform rig manager, pleaded guilty to one felony charge of making false statements to a federal investigator concerning his participation in the testing irregularities that were reported in May 2010. He has been sentenced to two years probation and 120 hours community service. Mr. Hudson's employment was terminated by the Company in June 2010. We continue to cooperate with this government investigation. Although we presently believe that this matter will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of this investigation.

        2.     Venezuela Expropriation.

        Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. ("Petroleo") and PDVSA Petroleo, S.A. ("PDVSA"). We are seeking damages for the taking of our Venezuelan drilling business in violation of international law and for breach of contract. Additionally, we are participating in one arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela. The arbitration hearing is presently scheduled for late May 2013. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.

        In the fourth fiscal quarter of 2012, we settled an arbitration dispute with a third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela. Proceeds of $7.5 million were received and recorded as discontinued operations.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

Hans Helmerich, 54	Chairman of the Board since January 2012; Chief Executive Officer since September 2012; President and Chief Executive Officer from 1989 to September 2012; Director since 1987
John W. Lindsay, 51

President and Chief Operating Officer since September 2012; Director since September 2012; Executive Vice President and Chief Operating Officer from 2010 to September 2012; Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. from 2006 to 2012; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. from 1997 to 2006

Steven R. Mackey, 61

Executive Vice President, Secretary, General Counsel and Chief Administrative Officer since March 2010; Executive Vice President, Secretary and General Counsel from June 2008 to March 2010; Secretary since 1990; Vice President from 1988 to 2010; General Counsel since 1988

Juan Pablo Tardio, 47	Vice President and Chief Financial Officer since April 2010; Director of Investor Relations from January 2008 to April 2010; Manager of Investor Relations from August 2005 to January 2008

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "HP". The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2011		2012
Quarter	High	Low	High	Low
First	$49.46	$39.65	$60.88	$35.58
Second	69.72	47.53	68.60	51.69
Third	70.47	57.08	55.74	38.71
Fourth	73.40	40.60	51.71	41.82

        We paid quarterly cash dividends during the past two fiscal years as shown in the following table:

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2011	2012	2011	2012
First	$.06	$.07	$6,376,282	$7,522,280
Second	.06	.07	6,408,617	7,548,299
Third	.06	.07	6,438,106	7,549,986
Fourth	.07	.07	7,518,604	7,428,943

        Payment of future dividends will depend on earnings and other factors.

        As of November 15, 2012, there were 620 record holders of our common stock as listed by our transfer agent's records.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes selected financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 3 through 56 of our Annual Report (Exhibit 13 to this Form 10-K). Amounts for fiscal years 2008 and 2009 have been restated to reflect the Venezuelan operations as discontinued operations. Refer to Part I, Item 1 above for additional information regarding discontinued operations.

 Five-year Summary of Selected Financial Data

	2008	2009	2010	2011	2012
	(in thousands except per share amounts)
Operating revenues	$1,869,371	$1,843,740	$1,875,162	$2,543,894	$3,151,802
Income from continuing operations	420,258	380,546	286,081	434,668	573,609
Income (loss) from discontinued operations	41,480	(27,001)	(129,769)	(482)	7,436
Net Income	461,738	353,545	156,312	434,186	581,045
Basic earnings per share from continuing operations	4.02	3.61	2.70	4.06	5.35
Basic earnings (loss) per share from discontinued operations	0.40	(0.26)	(1.23)	—	0.07
Basic earnings per share	4.42	3.35	1.47	4.06	5.42
Diluted earnings per share from continuing operations	3.93	3.56	2.66	3.99	5.27
Diluted earnings (loss) per share from discontinued operations	0.39	(0.25)	(1.21)	—	0.07
Diluted earnings per share	4.32	3.31	1.45	3.99	5.34
Total assets*	3,588,045	4,161,024	4,265,370	5,003,891	5,721,085
Long-term debt	475,000	420,000	360,000	235,000	195,000
Cash dividends declared per common share	0.1850	0.2000	0.2200	0.2600	0.2800

*
Total assets for all years include amounts related to discontinued operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item may be found on, and is incorporated by reference to, pages 3 through 17 of our Annual Report (Exhibit 13 to this Form 10-K) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item may be found under the caption "Risk Factors" beginning on page 6 of this Form 10-K and on, and is incorporated by reference to, the following pages of our Annual Report (Exhibit 13 to this Form 10-K) under Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements:

Market Risk	Page
• Foreign Currency Exchange Rate Risk	16
• Commodity Price Risk	16
• Interest Rate Risk	16-17
• Equity Price Risk	17

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item may be found on, and is incorporated by reference to, pages 19 through 56 of our Annual Report (Exhibit 13 to this Form 10-K).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  a)
  Evaluation of Disclosure Controls and Procedures.

    As of the end of the period covered by this Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

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

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

    The independent registered public accounting firm that audited our financial statements, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report appears below at the end of this Item 9A of Form 10-K.

  c)
  Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

* * *

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2012 and 2011 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 21, 2012 expressed an unqualified opinion thereon.

                                                                                             /s/ Ernst & Young LLP

Tulsa, Oklahoma
November 21, 2012

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1—Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2013, to be filed with the SEC not later than 120 days after September 30, 2012. Information required under this item with respect to executive officers under Item 401 of Regulation S-K appears under "Our Executive Officers" in Part I of this Form 10-K.

        We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under "Corporate Governance." Our Internet address is www.hpinc.com. We intend to disclose any amendments to or waivers from this code on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation is incorporated herein by reference to the material beginning with the caption "Executive Compensation Discussion and Analysis" and ending with the caption "Potential Payments Upon Termination", as well as under the captions "Director Compensation in Fiscal 2012" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2013, to be filed with the SEC not later than 120 days after September 30, 2012.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the material under the captions "Summary of All Existing Equity Compensation Plans," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2013, to be filed with the SEC not later than 120 days after September 30, 2012.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the material under the captions "Transactions With Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2013, to be filed with the SEC not later than 120 days after September 30, 2012.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the material under the caption "Audit Fees" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2013, to be filed with the SEC not later than 120 days after September 30, 2012.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
1.    Financial Statements:    The following appear in our Annual Report to Stockholders (Exhibit 13 to this Form 10-K) on the pages indicated below and are incorporated herein by reference:

Page
Report of Independent Registered Public Accounting Firm	18
Consolidated Statements of Income for the Years Ended September 30, 2012, 2011 and 2010	19
Consolidated Balance Sheets at September 30, 2012 and 2011	20-21
Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2012, 2011 and 2010	22
Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010	23
Notes to Consolidated Financial Statements	24-56
  2.
  Financial Statement Schedules:    All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

  3.
  Exhibits.    The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference are duly noted as such.

3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
3.2	Amended and Restated By-laws of Helmerich & Payne, Inc. are incorporated herein by reference to Exhibit 3.2 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
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
*10.1	Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2001.
*10.2
2012-1 Amendment to Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.

*10.3	Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.
*10.4
Form of Director Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
*10.5
Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibits 10.2 and 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
10.6
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.
10.7
Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 21, 2009, SEC File No. 001-04221.
10.8
Credit Agreement dated May 25, 2012, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 31, 2012, SEC File No. 001-04221.
10.9
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.10	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 29, 2008, SEC File No. 001-04221.
10.11
Second Amendment to Office Lease dated December 13, 2011, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 14, 2011, SEC File No. 001-04221.
10.12	Third Amendment to Office Lease dated September 5, 2012, between ASP, Inc. and Helmerich & Payne, Inc.

*10.13	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.
*10.14	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.15
2012-1 Amendment to Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.
*10.16
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.17
Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
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
*10.20	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2011.
*10.21
Form of Agreements for Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.

*10.22	Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
*10.23
Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement are incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
10.24
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.25
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 18, 2007, SEC File No. 001-04221.
10.26
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.27
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.28
Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
10.29
Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
10.30
Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.

10.31	Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
*10.32
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.33
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.34
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
13.	The Company's Annual Report to Stockholders for fiscal 2012.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2012, filed on November 21, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Management or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.
By	/s/ HANS HELMERICH Hans Helmerich, Chief Executive Officer Date: November 21, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By	/s/ WILLIAM L. ARMSTRONG William L. Armstrong, Director Date: November 21, 2012	By	/s/ RANDY A. FOUTCH Randy A. Foutch, Director Date: November 21, 2012
By	/s/ HANS HELMERICH Hans Helmerich, Director & CEO Date: November 21, 2012	By	/s/ JOHN W. LINDSAY John W. Lindsay, Director & President Date: November 21, 2012
By	/s/ PAULA MARSHALL Paula Marshall, Director Date: November 21, 2012	By	/s/ THOMAS A. PETRIE Thomas A. Petrie, Director Date: November 21, 2012
By	/s/ DONALD F. ROBILLARD, JR. Donald F. Robillard, Jr., Director Date: November 21, 2012	By	/s/ FRANCIS ROONEY Francis Rooney, Director Date: November 21, 2012
By	/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr., Director Date: November 21, 2012	By	/s/ JOHN D. ZEGLIS John D. Zeglis, Director Date: November 21, 2012
By	/s/ JUAN PABLO TARDIO Juan Pablo Tardio (Principal Financial Officer) Date: November 21, 2012	By	/s/ GORDON K. HELM Gordon K. Helm (Principal Accounting Officer) Date: November 21, 2012

Exhibit Index

        The following documents are included as exhibits to this Annual Report on Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
3.2	Amended and Restated By-laws of Helmerich & Payne, Inc. are incorporated herein by reference to Exhibit 3.2 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
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
*10.1	Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2001.
*10.2
2012-1 Amendment to Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.
*10.3
Form of Agreements for Helmerich & Payne, Inc. 2000 Stock Incentive Plan being (i) Restricted Stock Award Agreement, (ii) Incentive Stock Option Agreement and (iii) Nonqualified Stock Option Agreement are incorporated by reference to Exhibit 99.2 to the Company's Registration Statement No. 333-63124 on Form S-8 dated June 15, 2001.
*10.4
Form of Director Nonqualified Stock Option Agreement for the Helmerich & Payne, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
*10.5
Form of Change of Control Agreement for Helmerich & Payne, Inc. is incorporated herein by reference to Exhibits 10.2 and 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2002, SEC File No. 001-04221.
10.6
Note Purchase Agreement dated as of August 15, 2002, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various insurance companies is incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2002, SEC File No. 001-04221.

Exhibit No.	Description
10.7	Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 21, 2009, SEC File No. 001-04221.
10.8
Credit Agreement dated May 25, 2012, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 31, 2012, SEC File No. 001-04221.
10.9
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.10	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 29, 2008, SEC File No. 001-04221.
10.11
Second Amendment to Office Lease dated December 13, 2011, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 14, 2011, SEC File No. 001-04221.
10.12	Third Amendment to Office Lease dated September 5, 2012, between ASP, Inc. and Helmerich & Payne, Inc.
*10.13
Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.
*10.14	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.15
2012-1 Amendment to Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.
*10.16
Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.17
Form of Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executives: Nonqualified Stock Option Agreement, Incentive Stock Option Agreement, and Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.

Exhibit No.	Description
*10.18	Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executive officers are incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.19
Form of Amendment to Nonqualified Stock Option Agreements and Amendment to Restricted Stock Award Agreements for the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to participants other than certain executive officers are incorporated herein by reference to Exhibit 10.5 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
*10.20	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2011.
*10.21
Form of Agreements for Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
*10.22
Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
*10.23
Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement are incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
10.24
Fabrication Contract between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 7, 2006, SEC File No. 001-04221.
10.25
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 18, 2007, SEC File No. 001-04221.
10.26
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.27
Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
10.28
Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.

Exhibit No.	Description
10.29	Second Amendment to Contract dated March 26, 2010, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
10.30
Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
10.31
Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
*10.32
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.33
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
*10.34
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
13.	The Company's Annual Report to Stockholders for fiscal 2012.
21.	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
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
101.
Financial statements from the annual report on Form 10-K of Helmerich & Payne, Inc. for the fiscal year ended September 30, 2012, filed on November 21, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*
Management or Compensatory Plan or Arrangement.