Form 10-Q
period 2012-12-31
HELMERICH & PAYNE INC
filed 2013-02-07
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2013
Common Stock, $0.10 par value	106,269,041

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$241,146	$96,095
Accounts receivable, less reserve of $944 at December 31, 2012 and $942 at September 30, 2012	580,173	620,489
Inventories	78,550	78,777
Deferred income taxes	23,218	17,555
Prepaid expenses and other	48,557	74,693
Current assets of discontinued operations	7,788	7,619
Total current assets	979,432	895,228

Investments	441,794	451,144
Property, plant and equipment, net	4,491,051	4,351,571
Other assets	22,011	23,142

Total assets	$5,934,288	$5,721,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,553	$159,420
Accrued liabilities	274,475	176,615
Long-term debt due within one year	40,000	40,000
Current liabilities of discontinued operations	5,205	5,129
Total current liabilities	427,233	381,164

Noncurrent liabilities:
Long-term debt	195,000	195,000
Deferred income taxes	1,226,216	1,209,040
Other	92,861	98,393
Noncurrent liabilities of discontinued operations	2,583	2,490
Total noncurrent liabilities	1,516,660	1,504,923

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 108,262,523 shares and 107,598,889 shares issued as of December 31, 2012 and September 30, 2012, respectively and 106,240,916 and 105,697,693 shares outstanding as of December 31, 2012 and September 30, 2012, respectively	10,826	10,760
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	254,689	236,240
Retained earnings	3,648,872	3,505,295
Accumulated other comprehensive income	167,106	166,807
Treasury stock, at cost	(91,098)	(84,104)
Total shareholders’ equity	3,990,395	3,834,998

Total liabilities and shareholders’ equity	$5,934,288	$5,721,085

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011
Operating revenues:
Drilling — U.S. Land	$696,030	$617,779
Drilling — Offshore	57,718	50,792
Drilling — International Land	87,267	60,735
Other	3,557	3,282
	844,572	732,588

Operating costs and other:
Operating costs, excluding depreciation	466,871	391,032
Depreciation	106,599	86,288
General and administrative	32,421	26,163
Research and development	3,353	3,249
Income from asset sales	(5,219)	(4,683)
	604,025	502,049

Operating income from continuing operations	240,547	230,539

Other income (expense):
Interest and dividend income	426	336
Interest expense	(1,308)	(2,461)
Gain on sale of investment securities	8,752	—
Other	(2,084)	21
	5,786	(2,104)

Income from continuing operations before income taxes	246,333	228,435
Income tax provision	86,722	84,138
Income from continuing operations	159,611	144,297

Loss from discontinued operations before income taxes	(8)	(11)
Income tax provision	—	—

Loss from discontinued operations	(8)	(11)

NET INCOME	$159,603	$144,286

Basic earnings per common share:
Income from continuing operations	$1.50	$1.34
Loss from discontinued operations	$—	$—
Net income	$1.50	$1.34

Diluted earnings per common share:
Income from continuing operations	$1.48	$1.32
Loss from discontinued operations	$—	$—
Net income	$1.48	$1.32

Weighted average shares outstanding:
Basic	105,867	107,186
Diluted	107,412	108,788

Dividends declared per common share	$0.15	$0.07

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011

Net income	$159,603	$144,286
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net of income taxes of $0.1 million at December 31, 2012 and $19.4 million at December 31, 2011	(134)	32,338
Minimum pension liability adjustments, net of income taxes of $0.2 million at December 31, 2012 and $0.3 million at December 31, 2011	433	539
Other comprehensive income	299	32,877
Comprehensive income	$159,902	$177,163

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$159,603	$144,286
Adjustment for loss from discontinued operations	8	11
Income from continuing operations	159,611	144,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,599	86,288
Provision for bad debt	2	2
Stock-based compensation	6,028	3,922
Other	1	—
Gain on sale of investment securities	(8,752)	—
Income from asset sales	(5,219)	(4,683)
Deferred income tax expense	11,638	57,585
Change in assets and liabilities:
Accounts receivable	40,314	(34,851)
Inventories	(1,973)	(4,500)
Prepaid expenses and other	29,459	(24,440)
Accounts payable	(54,316)	18,383
Accrued liabilities	64,251	791
Deferred income taxes	(654)	113
Other noncurrent liabilities	(5,059)	(6,258)
Net cash provided by operating activities from continuing operations	341,930	236,649
Net cash used in operating activities from discontinued operations	(8)	(11)
Net cash provided by operating activities	341,922	236,638

INVESTING ACTIVITIES:
Capital expenditures	(219,444)	(256,943)
Proceeds from sale of investment securities	18,102	—
Proceeds from asset sales	7,414	10,155
Net cash used in investing activities	(193,928)	(246,788)

FINANCING ACTIVITIES:
Dividends paid	(7,432)	(7,522)
Exercise of stock options	473	373
Tax withholdings related to net share settlements of restricted stock	(1,677)	(1,514)
Excess tax benefit from stock-based compensation	5,693	2,426
Net cash used in financing activities	(2,943)	(6,237)

Net increase (decrease) in cash and cash equivalents	145,051	(16,387)
Cash and cash equivalents, beginning of period	96,095	364,246
Cash and cash equivalents, end of period	$241,146	$347,859

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2012

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2012	107,599	$10,760	$236,240	$3,505,295	$166,807	1,901	$(84,104)	$3,834,998

Comprehensive Income:
Net income				159,603				159,603
Other comprehensive income:
Change in value on available-for-sale securities, net of income taxes					(134)			(134)
Amortization of net periodic benefit costs-net of actuarial gain, net of income taxes					433			433
Total comprehensive income								159,902

Cash dividends ($0.15 per share)				(16,026)				(16,026)
Exercise of stock options	581	58	8,950			162	(8,535)	473
Tax benefit of stock-based awards, including excess tax benefits of $6.3 million			6,697					6,697
Stock issued for vested restricted stock, net of shares withheld for employee taxes	83	8	(3,226)			(41)	1,541	(1,677)
Stock-based compensation			6,028					6,028

Balance, December 31, 2012	108,263	$10,826	$254,689	$3,648,872	$167,106	2,022	$(91,098)	$3,990,395

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2012 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

As more fully described in our 2012 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.

2.              Discontinued Operations

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of eleven rigs owned by our Venezuelan subsidiary.  The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations.  The seizing of our assets became effective June 30, 2010 and met the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements.  Therefore, operations from the Venezuelan subsidiary, an operating segment previously within the International Land segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements.

Current assets of discontinued operations consist of restricted cash to meet remaining in-country current obligations.  Current and noncurrent liabilities of discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

3.              Earnings per Share

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  We have granted and expect to continue to grant to employees restricted stock grants that contain non-forfeitable rights to dividends.  Such grants are considered participating securities under ASC 260.  As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented.

Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and nonvested restricted stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2012	2011
Numerator:
Income from continuing operations	$159,611	$144,297
Loss from discontinued operations	(8)	(11)
Net income	159,603	144,286
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(730)	(474)
Numerator for basic earnings per share:
From continuing operations	158,881	143,823
From discontinued operations	(8)	(11)
	158,873	143,812
Adjustment for diluted earnings per share:

Effect of reallocating undistributed earnings of unvested shareholders	9	7
Numerator for diluted earnings per share:
From continuing operations	158,890	143,830
From discontinued operations	(8)	(11)
	$158,882	$143,819
Denominator:
Denominator for basic earnings per share — weighted-average shares	105,867	107,186
Effect of dilutive shares from stock options and restricted stock	1,545	1,602
Denominator for diluted earnings per share — adjusted weighted-average shares	107,412	108,788

Basic earnings per common share:
Income from continuing operations	$1.50	$1.34
Loss from discontinued operations	—	—
Net income	$1.50	$1.34
Diluted earnings per common share:
Income from continuing operations	$1.48	$1.32
Loss from discontinued operations	—	—
Net income	$1.48	$1.32

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2012	2011

Shares excluded from calculation of diluted earnings per share	806	761
Weighted-average price per share	$57.24	$55.06

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities December 31, 2012	$129,183	$304,185	$—	$433,368
Equity securities September 30, 2012	$129,183	$304,396	$—	$433,579

On an ongoing basis, we evaluate the marketable equity securities to determine if a decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first quarter of fiscal 2013 and 2012.

During the first quarter ended December 31, 2012, we sold our shares in three limited partnerships that were primarily invested in international equities, realizing a gain of $8.8 million that is included in gain on sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $8.4 million at December 31, 2012 and $8.2 million at September 30, 2012.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at December 31, 2012 and September 30, 2012.

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

At December 31, 2012, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2012, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2012:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$241,146	$241,146	$—	$—
Equity securities	433,368	433,368	—	—
Other current assets	11,250	11,000	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$687,764	$687,514	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012
	(in thousands)

Carrying value of fixed-rate debt	$235.0	$235.0
Fair value of fixed-rate debt	$247.4	$252.7

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.              Cash Dividends

The $0.07 cash dividend declared September 5, 2012, was paid November 30, 2012.  On December 4, 2012, a cash dividend of $0.15 per share was declared for shareholders of record on February 15, 2013, payable March 1, 2013. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

6.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  There were 364,624 nonqualified stock options and 307,100 shares of restricted stock awards granted in the three months ended December 31, 2012.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Compensation expense
Stock options	$3,483	$2,488
Restricted stock	2,545	1,434
	$6,028	$3,922

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2012 and 2011:

	2012	2011

Risk-free interest rate	0.7%	1.0%
Expected stock volatility	53.87%	53.3%
Dividend yield	1.1%	0.4%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three months ended December 31, 2012 is presented in the following table:

	Three Months Ended December 31, 2012
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at October 1, 2012	4,690	$29.56
Granted	365	54.18
Exercised	(581)	15.51
Forfeited/Expired	(2)	53.85
Outstanding at December 31, 2012	4,472	$33.38	5.5	$102.8
Vested and expected to vest at December 31, 2012	4,450	$32.94	5.5	$102.6

Exercisable at December 31, 2012	3,540	$28.27	4.6	$98.6

The weighted-average fair value of options granted in the first quarter of fiscal 2013 was $23.80.

The total intrinsic value of options exercised during the three months ended December 31, 2012 was $9.0 million.

As of December 31, 2012, the unrecognized compensation cost related to stock options was $17.4 million which is expected to be recognized over a weighted-average period of 3.1 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2012, there was $26.9 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the status of our restricted stock awards as of December 31, 2012 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2012
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2012	430	$52.52
Granted	307	54.18
Vested (1)	(155)	45.88
Forfeited	(1)	54.69
Unvested at December 31, 2012	581	$55.17

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

7.              Debt

At December 31, 2012 and September 30, 2012, we had the following unsecured long-term debt outstanding (in thousands):

	December 31,	September 30,
	2012	2012
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$75,000	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$235,000	$235,000
Less long-term debt due within one year	40,000	40,000
Long-term debt	$195,000	$195,000

The intermediate unsecured debt outstanding at December 31, 2012 matures August 15, 2014 and carries an interest rate of 6.56 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities.

We have $160 million in senior unsecured fixed-rate notes outstanding at December 31, 2012 that mature over a period from July 2013 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2013 through July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on December 31, 2012, the LIBOR spread and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  As of December 31, 2012, there were no borrowings, but there were three letters of credit outstanding in the amount of $30.7 million.  Two of the outstanding letters of credit replaced two collateral trusts that were terminated during the first quarter of fiscal 2012.  Upon termination, an amount totaling $26.1 million was returned to us.  At December 31, 2012, we had $269.3 million available to borrow under our $300 million unsecured credit facility.

At December 31, 2012, we had three letters of credit outstanding that were issued separately from the $300 million unsecured credit facility.  One letter of credit for $0.2 million was issued by a bank on our behalf to guarantee payment of certain expenses incurred by an international transportation vendor.  Additionally, two letters of credit, totaling $12 million, were issued to a bank to support the issuance of two performance guaranties required under an international drilling contract.  Because these letters of credit were issued separately from the $300 million credit facility, they do not reduce the available borrowing capacity discussed in the previous paragraph.

8.              Income Taxes

Our effective tax rate for the three months ended December 31, 2012 and 2011 was 35.2 percent and 36.8 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign taxes.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $7.0 million to $10.0 million during the next 12 months due to an international matter.

9.              Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $91.0 million are outstanding at December 31, 2012.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“Petroleo”) and PDVSA Petroleo, S.A. (“PDVSA”).  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela.  The arbitration hearing is presently scheduled for late May 2013.

While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

10.       Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore, and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  To provide information about the different types of business activities in which we operate, we have included Offshore and International Land, along with our U.S. Land reportable operating segment, as separate reportable operating segments.  Additionally, each reportable operating segment is a strategic business unit which is managed separately.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Tunisia, Bahrain, U.A.E. and other South American countries.  Other includes additional non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Segment operating income is a non-GAAP financial measure of our performance, as it excludes certain general and administrative expenses, corporate depreciation, income from asset sales and other corporate income and expense.  We consider segment operating income to be an important supplemental measure of operating performance by presenting trends in our core businesses.  We use this measure to facilitate period-to-period comparisons in operating performance of our reportable segments in the aggregate by eliminating items that affect comparability between periods.  We believe that segment operating income is useful to investors because it provides a means to evaluate the operating performance of the segments on an ongoing basis using criteria that are used by our internal decision makers.  Additionally, it highlights operating trends and aids analytical comparisons.  However, segment operating income has limitations and should not be used as an alternative to operating income or loss, a performance measure determined in accordance with GAAP, as it excludes certain costs that may affect our operating performance in future periods.

Summarized financial information of our reportable segments for the three months ended December 31, 2012, and 2011, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2012
Contract Drilling:
U.S. Land	$696,030	$—	$696,030	$234,388
Offshore	57,718	—	57,718	15,006
International Land	87,267	—	87,267	9,111
	841,015	—	841,015	258,505
Other	3,557	215	3,772	(1,635)
	844,572	215	844,787	256,870
Eliminations	—	(215)	(215)	—
Total	$844,572	$—	$844,572	$256,870

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2011
Contract Drilling:
U.S. Land	$617,779	$—	$617,779	$224,706
Offshore	50,792	—	50,792	12,204
International Land	60,735	—	60,735	7,939
	729,306	—	729,306	244,849
Other	3,282	210	3,492	(1,788)
	732,588	210	732,798	243,061
Eliminations	—	(210)	(210)	—
Total	$732,588	$—	$732,588	$243,061

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2012	2011
	(in thousands)

Segment operating income	$256,870	$243,061
Income from asset sales	5,219	4,683
Corporate general and administrative costs and corporate depreciation	(21,542)	(17,205)
Operating income	240,547	230,539

Other income (expense):
Interest and dividend income	426	336
Interest expense	(1,308)	(2,461)
Gain on sale of investment securities	8,752	—
Other	(2,084)	21
Total other income (expense)	5,786	(2,104)

Income from continuing operations before income taxes	$246,333	$228,435

The following table presents total assets by reportable segment.

	December 31,	September 30,
	2012	2012
	(in thousands)
Total assets
U.S. Land	$4,529,162	$4,422,297
Offshore	161,086	160,135
International Land	461,010	467,538
Other	33,153	33,539
	5,184,411	5,083,509
Investments and corporate operations	742,089	629,957
Total assets from continued operations	5,926,500	5,713,466
Discontinued operations	7,788	7,619
	$5,934,288	$5,721,085

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2012	2011
	(in thousands)
Operating revenues
United States	$756,485	$662,351
Colombia	27,405	19,665
Ecuador	16,630	12,636
Argentina	13,596	12,407
Other foreign	30,456	25,529
Total	$844,572	$732,588

11.       Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2012 and 2011 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2012	2011
	(in thousands)

Interest cost	$1,105	$1,103
Expected return on plan assets	(1,496)	(1,293)
Recognized net actuarial loss	685	862
Net pension expense	$294	$672

Employer Contributions

We made no contributions to the Pension Plan during the three months ended December 31, 2012.  We have no minimum contribution required by law in fiscal 2013 but could make contributions if needed to fund unexpected distributions.

12.       Risk Factors

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

13.       Recently Issued Accounting Standards

On October 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  The adoption of these provisions had no material impact on the Consolidated Financial Statements.

On October 1, 2012, we adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 was issued to increase the prominence of other comprehensive income (“OCI”) in financial statements.  Our presentation of OCI is shown in a separate statement and was applied retrospectively.  The adoption had no impact on the amount of OCI reported in the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2012

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2012 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2012 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011

We reported income from continuing operations and net income of $159.6 million ($1.48 per diluted share) from operating revenues of $844.6 million for the first quarter ended December 31, 2012, compared with income from continuing operations and net income of $144.3 million ($1.32 per diluted share) from operating revenues of $732.6 million for the first quarter of fiscal year 2012.  Income from continuing operations for the first quarter of fiscal 2013 includes approximately $3.4 million ($0.03 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the first quarter of fiscal 2012 includes approximately $3.0 million ($0.03 per diluted share) of after-tax gains from the sale of assets.  Income from continuing operations for the first quarter of fiscal 2013 includes approximately $5.5 million ($0.05 per diluted share) of after-tax gains from the sale of investment securities.

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of eleven rigs owned by our Venezuelan subsidiary.  The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations.  The seizing of our assets became effective June 30, 2010 and met the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements.  Therefore, operations from the Venezuelan subsidiary, an operating segment previously within the International Land segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements.

Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleo and PDVSA.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela.  The arbitration hearing is presently scheduled for late May 2013.

Current assets of discontinued operations consist of restricted cash to meet remaining in-country current obligations.  Current and noncurrent liabilities of discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2012 and 2011.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 10 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2012	2011
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$696,030	$617,779
Direct operating expenses	361,068	312,306
General and administrative expense	9,321	7,298
Depreciation	91,253	73,469
Segment operating income	$234,388	$224,706

Revenue days	21,743	20,968
Average rig revenue per day	$28,040	$26,861
Average rig expense per day	$12,634	$12,292
Average rig margin per day	$15,406	$14,569
Rig utilization	82%	91%

U.S. Land segment operating income increased to $234.4 million for the first quarter of fiscal 2013 compared to $224.7 million in the same period of fiscal 2012.  Revenues were $696.0 million and $617.8 million in the first quarter of fiscal 2013 and 2012, respectively.  Included in U.S. land revenues for the three months ended December 31, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $86.4 million and $54.6 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as average dayrates increased.  U.S. land rig utilization decreased to 82 percent for the first quarter of fiscal 2013 compared to 91 percent for the first quarter of fiscal 2012.  U.S. land rig revenue days for the first quarter of fiscal 2013 were 21,743 compared with 20,968 for the same period of fiscal 2012, with an average of 236.3 and 227.9 rigs working during the first quarter of fiscal 2013 and 2012, respectively.

At December 31, 2012, 239 out of 293 existing rigs in the U.S. Land segment were generating revenue.  Of the 239 rigs generating revenue, 161 were under fixed term contracts and 78 were working in the spot market.  At January 31, 2013, the number of existing rigs under fixed term contracts in the segment increased to 166 and the number of rigs working in the spot market decreased to 77.

	Three Months Ended December 31,
	2012	2011
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$57,718	$50,792
Direct operating expenses	37,207	33,201
General and administrative expense	2,235	1,732
Depreciation	3,270	3,655
Segment operating income	$15,006	$12,204

Revenue days	736	697
Average rig revenue per day	$61,936	$53,644
Average rig expense per day	$36,154	$31,473
Average rig margin per day	$25,782	$22,171
Rig utilization	89%	84%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $6.3 million and $5.8 million for the three months ended December 31, 2012 and 2011, respectively.

Segment operating income increased in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily due to increased rig utilization and a higher average rig margin per day.

At December 31, 2012, eight of our nine platform rigs were active compared to seven of nine at December 31, 2011.

	Three Months Ended December 31,
	2012	2011
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$87,267	$60,735
Direct operating expenses	68,639	45,164
General and administrative expense	1,039	778
Depreciation	8,478	6,854
Segment operating income (loss)	$9,111	$7,939

Revenue days	2,237	1,729
Average rig revenue per day	$35,511	$31,072
Average rig expense per day	$27,111	$22,057
Average rig margin per day	$8,400	$9,015
Rig utilization	85%	78%

International Land segment operating income for the first quarter of fiscal 2013 was approximately $9.1 million compared to operating income of $7.9 million in the same period of fiscal 2012.  Included in International land revenues for the three months ended December 31, 2012 and 2011 are reimbursements for “out-of-pocket” expenses of $7.8 million and $7.0 million, respectively.

Segment operating income increased primarily due to an increase in average rig revenue per day and total revenue days in the first quarter of fiscal 2013 compared to the same period of fiscal 2012.  During the current quarter, an average of 24.6 rigs worked compared to an average of 19.0 rigs in the first quarter of fiscal 2012.  However, the average rig margin per day in the first quarter of fiscal 2013 was negatively impacted primarily due to a rig temporarily not receiving any dayrate revenue while undergoing unexpected repairs.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2012 and 2011, we incurred $3.4 million and $3.2 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $32.4 million in the first quarter of fiscal 2013 from $26.2 million in the first quarter of fiscal 2012.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation along with growth in the number of employees in the comparative periods.

In the first quarter of fiscal 2013, we sold our share in three limited partnerships that were primarily invested in international equities, realizing a gain of $8.8 million that is included in gain on sale of investment securities.

Income tax expense increased to $86.7 million in the first quarter of fiscal 2013 from $84.1 million in the first quarter of fiscal 2012, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 35.2 percent from 36.8 percent for the two comparable quarters primarily due to an increase in Internal Revenue Code 199 deduction for domestic production activities.

Interest expense was $1.3 million and $2.5 million in the first quarter of fiscal 2013 and 2012, respectively. Capitalized interest, all attributable to our rig construction, was $2.7 million and $3.3 million for the comparable quarters.  The decrease in interest expense is primarily attributable to a reduction in our debt during fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $241.1 million at December 31, 2012 from $96.1 million at September 30, 2012. The following table provides a summary of cash flows:

	Three Months Ended
	December 31,
	2012	2011
	(in thousands)
Net cash provided (used) by:

Operating activities	$341,922	$236,638
Investing activities	(193,928)	(246,788)
Financing activities	(2,943)	(6,237)
Increase (decrease) in cash and cash equivalents	$145,051	$(16,387)

Operating activities

Cash flows from operating activities were approximately $341.9 million for the three months ended December 31, 2012 compared to approximately $236.6 million for the same period ended December 31, 2011.  The increase in cash provided from operating activities is primarily due to an increase in net income, along with decreases in accounts receivable and prepaid expenses and other.  For the three months ended December 31, 2012, accounts receivable decreased primarily due to timing of collections.  During the three months ended December 31, 2012, we terminated two collateral trusts and a corresponding total amount of $26.1 million was returned to us.

Investing activities

Capital expenditures during the three months ended December 31, 2012 were $219.4 compared to $256.9 during the three months ended December 31, 2011.  During the first quarter of fiscal 2013, we sold our shares in three limited partnerships resulting in proceeds of $18.1 million.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our new credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2013.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $235 million at December 31, 2012. For additional information regarding debt agreements, refer to Note 7 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2012 and September 30, 2012 was $3.5 billion and $3.6 billion, respectively.  Approximately 64.4 percent of the December 31, 2012 backlog is not reasonably expected to be filled in fiscal 2013. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 21, 2012, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of December 31, 2012 and September 30, 2012, and the percentage of the December 31, 2012 backlog not reasonably expected to be filled in fiscal 2013:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2012	2012	Expected to be Filled in Fiscal 2013
	(in billions)

U.S. Land	$2.9	$3.0	65.2%
Offshore	0.1	0.1	44.8%
International Land	0.5	0.5	63.3%
	$3.5	$3.6

Capital Resources

Subsequent to the first quarter of fiscal 2013, we announced agreements to build and operate three new FlexRigs under multi-year contracts.  During the three months ended December 31, 2012, we delivered 11 FlexRigs that are under fixed term contracts.  An additional three FlexRigs under fixed term contracts were completed and delivered to customers by the end of January 2013.  A total of 19 new FlexRigs that are under fixed term contracts are scheduled to be delivered during fiscal 2013. Like those completed in prior fiscal periods, each of these new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

As we continue to adjust for our new build program, our capital spending estimate for fiscal 2013 is now expected to be approximately $800 million, an increase from $740 million previously announced.  However, the actual spending level may vary depending primarily on the timing of procurement related to our ongoing construction of new FlexRigs.  Capital expenditures were $219.4 million and $256.9 million for the first three months of fiscal 2013 and 2012, respectively.

There were no other significant changes in our financial position since September 30, 2012.

MATERIAL COMMITMENTS

Material commitments as reported in our 2012 Annual Report on Form 10-K has not changed significantly at December 31, 2012.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2012 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

On October 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 is intended to create consistency between U.S. GAAP and IFRS on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  The adoption of these provisions had no material impact on the Consolidated Financial Statements.

On October 1, 2012, we adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 was issued to increase the prominence of OCI in financial statements.  Our presentation of OCI is shown in a separate statement and was applied retrospectively.  The adoption had no impact on the amount of OCI reported in the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

December 31, 2012

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 21, 2012;

•                  Note 7 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 12 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We expect to meet with the government in the near future to discuss the status of the investigation and possible resolution of this matter.  Although we presently believe that this matter will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of this investigation or these discussions.

Venezuela Expropriation.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“Petroleo”) and PDVSA Petroleo, S.A. (“PDVSA”).  We are seeking damages for the taking of our Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in one arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela.  The arbitration hearing is presently scheduled for late May 2013.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2012, approximately 10 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the three months ended December 31, 2012, approximately 66 percent of the international operating revenues were from operations in South America.

Reference is made to the risk factors pertaining to the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2012.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2013, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase of Common Stock for the three months ended December 31, 2012:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number That May Yet Be Purchased Under Plans or Programs (2)

October 1 – October 31, 2012	—	$—	—	2,252,181

November 1 – November 30, 2012	101,690	50.90	—	2,252,181

December 1 – December 31, 2012	54,169	56.48	—	2,252,181

TOTAL	155,859	$52.83	—	2,252,181

(1) The total number of shares purchased includes shares purchased in connection with the exercise of stock options.  No shares were purchased in the open market during the quarter ended December 31, 2012.  Subject to market considerations, the Company may repurchase shares in the open market.  Repurchases, if any, would be funded with current cash and cash equivalents.

(2) The Company’s Board of Directors previously authorized a stock repurchase program in fiscal 2006 for the repurchase of up to four (4) million shares per calendar year.  This repurchase program was reannounced via Form 8-K on May 18, 2012.  The repurchases may be made using the Company’s cash and cash equivalents or other available sources.  The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers.
10.2	Fifth Amendment to Office Lease dated December 21, 2012, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2012, filed on February 7, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 7, 2013	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, Chief Executive Officer

Date: February 7, 2013	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers.
10.2	Fifth Amendment to Office Lease dated December 21, 2012, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2012, filed on February 7, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.