Form 10-Q
period 2013-03-31
HELMERICH & PAYNE INC
filed 2013-05-03
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2013
Common Stock, $0.10 par value	106,414,352

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$172,993	$96,095
Accounts receivable, less reserve of $4,715 at March 31, 2013 and $942 at September 30, 2012	603,238	620,489
Inventories	82,725	78,777
Deferred income taxes	18,497	17,555
Prepaid expenses and other	50,450	74,693
Current assets of discontinued operations	4,073	7,619
Total current assets	931,976	895,228

Investments	501,383	451,144
Property, plant and equipment, net	4,560,562	4,351,571
Other assets	18,531	23,142

Total assets	$6,012,452	$5,721,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,653	$159,420
Accrued liabilities	166,237	176,615
Long-term debt due within one year	40,000	40,000
Current liabilities of discontinued operations	3,647	5,129
Total current liabilities	304,537	381,164

Noncurrent liabilities:
Long-term debt	195,000	195,000
Deferred income taxes	1,252,297	1,209,040
Other	85,560	98,393
Noncurrent liabilities of discontinued operations	426	2,490
Total noncurrent liabilities	1,533,283	1,504,923

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 108,425,884 shares and 107,598,889 shares issued as of March 31, 2013 and September 30, 2012, respectively and 106,404,277 and 105,697,693 shares outstanding as of March 31, 2013 and September 30, 2012, respectively	10,843	10,760
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	265,943	236,240
Retained earnings	3,783,890	3,505,295
Accumulated other comprehensive income	205,054	166,807
Treasury stock, at cost	(91,098)	(84,104)
Total shareholders’ equity	4,174,632	3,834,998

Total liabilities and shareholders’ equity	$6,012,452	$5,721,085

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating revenues:
Drilling — U.S. Land	$685,710	$658,804	$1,381,740	$1,276,583
Drilling — Offshore	55,605	43,421	113,323	94,213
Drilling — International Land	94,092	64,088	181,359	124,823
Other	2,902	3,669	6,459	6,951
	838,309	769,982	1,682,881	1,502,570

Operating costs and other:
Operating costs, excluding depreciation	461,737	448,208	928,608	839,240
Depreciation	112,433	90,934	219,032	177,222
General and administrative	32,836	27,805	65,257	53,968
Research and development	3,696	3,830	7,049	7,079
Income from asset sales	(5,313)	(7,820)	(10,532)	(12,503)
	605,389	562,957	1,209,414	1,065,006

Operating income from continuing operations	232,920	207,025	473,467	437,564

Other income (expense):
Interest and dividend income	315	356	741	692
Interest expense	(1,186)	(2,421)	(2,494)	(4,882)
Gain from sale of investment securities	—	—	8,752	—
Other	103	(42)	(1,981)	(21)
	(768)	(2,107)	5,018	(4,211)

Income from continuing operations before income taxes	232,152	204,918	478,485	433,353
Income tax provision	81,085	75,155	167,807	159,293
Income from continuing operations	151,067	129,763	310,678	274,060

Loss from discontinued operations before income taxes	(472)	(125)	(480)	(136)
Income tax provision	(485)	(81)	(485)	(81)

Income (loss) from discontinued operations	13	(44)	5	(55)

NET INCOME	$151,080	$129,719	$310,683	$274,005

Basic earnings per common share:
Income from continuing operations	$1.41	$1.20	$2.91	$2.54
Income from discontinued operations	$—	$—	$—	$—
Net income	$1.41	$1.20	$2.91	$2.54

Diluted earnings per common share:
Income from continuing operations	$1.39	$1.18	$2.87	$2.51
Income from discontinued operations	$—	$—	$—	$—
Net income	$1.39	$1.18	$2.87	$2.51

Weighted average shares outstanding:
Basic	106,326	107,385	106,094	107,285
Diluted	107,786	109,042	107,640	108,925

Dividends declared per common share	$0.15	$0.07	$0.30	$0.14

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$151,080	$129,719	$310,683	$274,005
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net of income taxes of $21.9 million and $21.8 million at March 31, 2013 and $15.9 million and $35.3 million at March 31, 2012	37,516	26,479	37,382	58,817
Minimum pension liability adjustments, net of income taxes of $0.3 million and $0.5 million at March 31, 2013 and $0.3 million and $0.6 million at March 31, 2012	432	540	865	1,079
Other comprehensive income	37,948	27,019	38,247	59,896
Comprehensive income	$189,028	$156,738	$348,930	$333,901

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$310,683	$274,005
Adjustment for (income) loss from discontinued operations	(5)	55
Income from continuing operations	310,678	274,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,032	177,222
Provision for bad debt	3,792	2
Stock-based compensation	11,726	8,758
Other	772	2
Gain on sale of investment securities	(8,752)	—
Income from asset sales	(10,532)	(12,503)
Deferred income tax expense	20,127	100,143
Change in assets and liabilities:
Accounts receivable	13,459	(50,665)
Inventories	(6,148)	(7,003)
Prepaid expenses and other	31,046	(22,719)
Accounts payable	(70,000)	(12,253)
Accrued liabilities	(7,826)	(14,083)
Deferred income taxes	(1,211)	205
Other noncurrent liabilities	(11,855)	(2,289)
Net cash provided by operating activities from continuing operations	494,308	438,877
Net cash provided by (used in) operating activities from discontinued operations	5	(55)
Net cash provided by operating activities	494,313	438,822

INVESTING ACTIVITIES:
Capital expenditures	(438,473)	(492,701)
Proceeds from sale of investment securities	18,102	—
Proceeds from asset sales	16,151	25,543
Net cash used in investing activities	(404,220)	(467,158)

FINANCING ACTIVITIES:
Dividends paid	(23,469)	(15,070)
Exercise of stock options	4,906	1,895
Tax withholdings related to net share settlements of restricted stock	(1,677)	(1,514)
Excess tax benefit from stock-based compensation	7,045	3,164
Net cash used in financing activities	(13,195)	(11,525)

Net increase (decrease) in cash and cash equivalents	76,898	(39,861)
Cash and cash equivalents, beginning of period	96,095	364,246
Cash and cash equivalents, end of period	$172,993	$324,385

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2013

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2012	107,599	$10,760	$236,240	$3,505,295	$166,807	1,901	$(84,104)	$3,834,998

Comprehensive Income:
Net income				310,683				310,683
Other comprehensive income:
Change in value on available-for-sale securities, net of income taxes					37,382			37,382
Amortization of net periodic benefit costs-net of actuarial gain, net of income taxes					865			865
Total comprehensive income								348,930

Cash dividends ($0.30 per share)				(32,088)				(32,088)
Exercise of stock options	744	75	13,366			162	(8,535)	4,906
Tax benefit of stock-based awards, including excess tax benefits of $10.2 million			7,837					7,837
Stock issued for vested restricted stock, net of shares withheld for employee taxes	83	8	(3,226)			(41)	1,541	(1,677)
Stock-based compensation			11,726					11,726

Balance, March 31, 2013	108,426	$10,843	$265,943	$3,783,890	$205,054	2,022	$(91,098)	$4,174,632

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

2.              Discontinued Operations

On June 30, 2010, the Official Gazette of Venezuela published the Decree of Venezuelan President Hugo Chavez, which authorized the “forceful acquisition” of 11 rigs owned by our Venezuelan subsidiary.  The Decree also authorized the seizure of “all the personal and real property and other improvements” used by our Venezuelan subsidiary in its drilling operations.  The seizing of our assets became effective June 30, 2010 and met the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements.  Therefore, operations from the Venezuelan subsidiary, an operating segment previously within the International Land segment, have been classified as discontinued operations in our Consolidated Condensed Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$151,067	$129,763	$310,678	$274,060
Income (loss) from discontinued operations	13	(44)	5	(55)
Net income	151,080	129,719	310,683	274,005
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(820)	(530)	(1,553)	(1,009)
Numerator for basic earnings per share:
From continuing operations	150,247	129,233	309,125	273,051
From discontinued operations	13	(44)	5	(55)
	150,260	129,189	309,130	272,996
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	10	7	19	14
Numerator for diluted earnings per share:
From continuing operations	150,257	129,240	309,144	273,065
From discontinued operations	13	(44)	5	(55)
	$150,270	$129,196	$309,149	$273,010
Denominator:
Denominator for basic earnings per share — weighted-average shares	106,326	107,385	106,094	107,285
Effect of dilutive shares from stock options and restricted stock	1,460	1,657	1,546	1,640
Denominator for diluted earnings per share — adjusted weighted-average shares	107,786	109,042	107,640	108,925
Basic earnings per common share:
Income from continuing operations	$1.41	$1.20	$2.91	$2.54
Loss from discontinued operations	—	—	—	—
Net income	$1.41	$1.20	$2.91	$2.54
Diluted earnings per common share:
Income from continuing operations	$1.39	$1.18	$2.87	$2.51
Loss from discontinued operations	—	—	—	—
Net income	$1.39	$1.18	$2.87	$2.51

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Shares excluded from calculation of diluted earnings per share	752	435	365	453
Weighted-average price per share	$57.30	$59.76	$54.18	$59.76

4.     Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities March 31, 2013	$129,183	$363,593	$—	$492,776
Equity securities September 30, 2012	$129,183	$304,396	$—	$433,579

On an ongoing basis, we evaluate the marketable equity securities to determine if a decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  We had no sales of marketable equity available-for-sale securities during the first six months of fiscal 2013 and 2012.

During the first quarter ended December 31, 2012, we sold our shares in three limited partnerships that were primarily invested in international equities, realizing a gain of $8.8 million that is included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $8.6 million at March 31, 2013 and $8.2 million at September 30, 2012.

The majority of cash equivalents are invested in taxable and non-taxable money-market mutual funds. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  We use the fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:

•                  Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•                  Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

At March 31, 2013, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted, which is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At March 31, 2013, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2013:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$172,993	$172,993	$—	$—
Equity securities	492,776	492,776	—	—
Other current assets	7,606	7,356	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$675,375	$675,125	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012
	(in thousands)

Carrying value of fixed-rate debt	$235.0	$235.0
Fair value of fixed-rate debt	$248.8	$252.7

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.              Cash Dividends

The $0.15 cash dividend declared December 4, 2012, was paid March 1, 2013.  On March 6, 2013, a cash dividend of $0.15 per share was declared for shareholders of record on May 15, 2013, payable May 31, 2013. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

6.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  There were 364,624 non-qualified stock options and 307,100 shares of restricted stock awards granted in the six months ended March 31, 2013.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Compensation expense
Stock options	$2,649	$2,543	$6,132	$5,031
Restricted stock	3,049	2,293	5,594	3,727
	$5,698	$4,836	$11,726	$8,758

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2013 and 2012:

	2013	2012

Risk-free interest rate	0.7%	1.0%
Expected stock volatility	53.87%	53.3%
Dividend yield	1.1%	0.4%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three and six months ended March 31, 2013 is presented in the following tables:

	Three Months Ended March 31, 2013
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at January 1, 2013	4,472	$33.38
Granted	—	—
Exercised	(164)	27.14
Forfeited/Expired	(2)	51.86
Outstanding at March 31, 2013	4,306	$33.61	5.3	$116.7
Vested and expected to vest at March 31, 2013	4,286	$33.55	5.2	$116.4

Exercisable at March 31, 2013	3,376	$28.33	4.3	$109.3

	Six Months Ended March 31, 2013
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2012	4,690	$29.56
Granted	365	54.18
Exercised	(745)	18.06
Forfeited/Expired	(4)	52.82
Outstanding at March 31, 2013	4,306	$33.61

The weighted-average fair value of options granted in the first quarter of fiscal 2013 was $23.80.  No options were granted in the second quarter of fiscal 2013.

The total intrinsic value of options exercised during the three and six months ended March 31, 2013 was $4.4 million and $13.4 million, respectively.

As of March 31, 2013 the unrecognized compensation cost related to stock options was $14.7 million which is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2013, there was $23.8 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 3.2 years.

A summary of the status of our restricted stock awards as of March 31, 2013 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2013
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2012	430	$52.52
Granted	307	54.18
Vested (1)	(155)	45.88
Forfeited	(2)	55.38
Unvested at March 31, 2013	580	$55.17

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

7.              Debt

At March 31, 2013 and September 30, 2012, we had the following unsecured long-term debt outstanding (in thousands):

	March 31,	September 30,
	2013	2012
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$75,000	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$235,000	$235,000
Less long-term debt due within one year	40,000	40,000
Long-term debt	$195,000	$195,000

The intermediate unsecured debt outstanding at March 31, 2013 matures August 15, 2014 and carries an interest rate of 6.56 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities.

We have $160 million in senior unsecured fixed-rate notes outstanding at March 31, 2013 that mature over a period from July 2013 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2013 through July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on March 31, 2013, the LIBOR spread and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  As of March 31, 2013, there were no borrowings, but there were three letters of credit outstanding in the amount of $30.7 million.  Two of the outstanding letters of credit replaced two collateral trusts that were terminated during the first quarter of fiscal 2013.  Upon termination, an amount totaling $26.1 million was returned to us.  At March 31, 2013, we had $269.3 million available to borrow under our $300 million unsecured credit facility.

At March 31, 2013, we had two letters of credit outstanding, totaling $12 million, that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

8.     Income Taxes

Our effective tax rate for the first six months of fiscal 2013 and 2012 was 35.1 percent and 36.8 percent, respectively.  Our effective tax rate for the three months ended March 31, 2013 and 2012 was 34.9 percent and 36.7 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to an increase in Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $7.0 million to $10.2 million during the next 12 months due to an international matter.

9.     Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $118.4 million are outstanding at March 31, 2013.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“Petroleo”) and PDVSA Petroleo, S.A. (“PDVSA”).  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  Additionally, we are participating in arbitration against a third party not affiliated with the Venezuelan government, Petroleo or PDVSA in an attempt to collect an aggregate $50 million relating to the seizure of our property in Venezuela.  The arbitration hearing is presently scheduled for late May 2013.

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

Summarized financial information of our reportable segments for the six months ended March 31, 2013, and 2012, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2013
Contract Drilling:
U.S. Land	$1,381,740	$—	$1,381,740	$460,386
Offshore	113,323	—	113,323	28,656
International Land	181,359	—	181,359	22,280
	1,676,422	—	1,676,422	511,322
Other	6,459	429	6,888	(4,174)
	1,682,881	429	1,683,310	507,148
Eliminations	—	(429)	(429)	—
Total	$1,682,881	$—	$1,682,881	$507,148

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2012
Contract Drilling:
U.S. Land	$1,276,583	$—	$1,276,583	$434,665
Offshore	94,213	—	94,213	22,022
International Land	124,823	—	124,823	6,965
	1,495,619	—	1,495,619	463,652
Other	6,951	420	7,371	(3,621)
	1,502,570	420	1,502,990	460,031
Eliminations	—	(420)	(420)	—
Total	$1,502,570	$—	$1,502,570	$460,031

Summarized financial information of our reportable segments for the three months ended March 31, 2013, and 2012, is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2013
Contract Drilling:
U.S. Land	$685,710	$—	$685,710	$225,998
Offshore	55,605	—	55,605	13,650
International Land	94,092	—	94,092	13,169
	835,407	—	835,407	252,817
Other	2,902	214	3,116	(2,539)
	838,309	214	838,523	250,278
Eliminations	—	(214)	(214)	—
Total	$838,309	$—	$838,309	$250,278

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2012
Contract Drilling:
U.S. Land	$658,804	$—	$658,804	$209,959
Offshore	43,421	—	43,421	9,818
International Land	64,088	—	64,088	(974)
	766,313	—	766,313	218,803
Other	3,669	210	3,879	(1,833)
	769,982	210	770,192	216,970
Eliminations	—	(210)	(210)	—
Total	$769,982	$—	$769,982	$216,970

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Segment operating income	$250,278	$216,970	$507,148	$460,031
Income from asset sales	5,313	7,820	10,532	12,503
Corporate general and administrative costs and corporate depreciation	(22,671)	(17,765)	(44,213)	(34,970)
Operating income	232,920	207,025	473,467	437,564

Other income (expense):
Interest and dividend income	315	356	741	692
Interest expense	(1,186)	(2,421)	(2,494)	(4,882)
Gain on sale of investment securities	—	—	8,752	—
Other	103	(42)	(1,981)	(21)
Total other income (expense)	(768)	(2,107)	5,018	(4,211)

Income from continuing operations before income taxes	$232,152	$204,918	$478,485	$433,353

The following table presents total assets by reportable segment.

	March 31,	September 30,
	2013	2012
	(in thousands)
Total assets
U.S. Land	$4,627,120	$4,422,297
Offshore	146,570	160,135
International Land	470,054	467,538
Other	32,244	33,539
	5,275,988	5,083,509
Investments and corporate operations	732,391	629,957
Total assets from continued operations	6,008,379	5,713,466
Discontinued operations	4,073	7,619
	$6,012,452	$5,721,085

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Operating revenues
United States	$742,635	$699,741	$1,499,120	$1,362,092
Colombia	24,069	19,660	51,474	39,325
Ecuador	15,611	13,939	32,241	26,575
Argentina	17,572	11,701	31,168	24,108
Other foreign	38,422	24,941	68,878	50,470
Total	$838,309	$769,982	$1,682,881	$1,502,570

11.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2013 and 2012 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Interest cost	$1,105	$1,103	$2,210	$2,206
Expected return on plan assets	(1,496)	(1,292)	(2,992)	(2,585)
Recognized net actuarial loss	685	862	1,370	1,724
Net pension expense	$294	$673	$588	$1,345

Employer Contributions

We made no contributions to the Pension Plan during the six months ended March 31, 2013.  We expect to contribute approximately $2.1 million to the Pension Plan during fiscal 2013 to meet the minimum contribution required by law but could make additional contributions if needed to fund unexpected distributions.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Other Comprehensive Income.  This ASU amends ASC 220, Comprehensive Income, and supersedes and replaces ASU 2011-05 Presentation of Comprehensive Income and ASU 2011-12 Comprehensive Income, to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements.  The standard would not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance would require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.  The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  We do not believe adoption of this guidance will have a material impact on our Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2013

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2012 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, early termination of drilling contracts, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets, loss of well control, pollution of offshore waters, passage of laws or regulations limiting hydraulic fracturing, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2012 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

We reported income from continuing operations and net income of $151.1 million ($1.39 per diluted share) from operating revenues of $838.3 million for the second quarter ended March 31, 2013, compared with income from continuing operations and net income of $129.8 million ($1.18 per diluted share) from operating revenues of $770.0 million for the second quarter of fiscal year 2012.  Income from continuing operations for the second quarter of fiscal 2013 includes approximately $3.4 million ($0.03 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the second quarter of fiscal 2012 includes approximately $4.9 million ($0.05 per diluted share) of after-tax gains from the sale of assets.

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

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2013 and 2012.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 10 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$685,710	$658,804
Direct operating expenses	354,170	362,898
General and administrative expense	9,057	8,195
Depreciation	96,485	77,752
Segment operating income	$225,998	$209,959

Revenue days	21,847	21,444
Average rig revenue per day	$28,255	$27,625
Average rig expense per day	$13,085	$13,826
Average rig margin per day	$15,170	$13,799
Rig utilization	82%	91%

U.S. Land segment operating income increased to $226.0 million for the second quarter of fiscal 2013 compared to $210.0 million in the same period of fiscal 2012.  Revenues were $685.7 million and $658.8 million in the second quarter of fiscal 2013 and 2012, respectively.  Included in U.S. land revenues for the three months ended March 31, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $68.4 million and $66.4 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as average dayrates increased.  U.S. land rig utilization decreased to 82 percent for the second quarter of fiscal 2013 compared to 91 percent for the second quarter of fiscal 2012.  U.S. land rig revenue days for the second quarter of fiscal 2013 were 21,847 compared with 21,444 for the same period of fiscal 2012, with an average of 242.7 and 235.6 rigs working during the second quarter of fiscal 2013 and 2012, respectively.  Although utilization decreased, revenue days increased due to the addition of new FlexRigs added to the segment since March 31, 2012.

At March 31, 2013, 246 out of 299 existing rigs in the U.S. Land segment were generating revenue.  Of the 246 rigs generating revenue, 161 were under fixed term contracts and 85 were working in the spot market.  At April 25, 2013, the number of existing rigs under fixed term contracts in the segment remained at 161 and the number of rigs working in the spot market remained at 85.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$55,605	$43,421
Direct operating expenses	36,106	28,473
General and administrative expense	2,159	1,955
Depreciation	3,690	3,175
Segment operating income	$13,650	$9,818

Revenue days	720	627
Average rig revenue per day	$60,536	$49,514
Average rig expense per day	$35,698	$28,953
Average rig margin per day	$24,838	$20,561
Rig utilization	89%	74%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $6.1 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.

Segment operating income increased in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 primarily due to increased rig utilization and a higher average rig margin per day.

At March 31, 2013, eight of our nine platform rigs were active compared to six of nine at March 31, 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$94,092	$64,088
Direct operating expenses	71,692	56,637
General and administrative expense	910	795
Depreciation	8,321	7,630
Segment operating income (loss)	$13,169	$(974)

Revenue days	2,023	1,761
Average rig revenue per day	$40,677	$31,401
Average rig expense per day	$29,624	$26,517
Average rig margin per day	$11,053	$4,884
Rig utilization	78%	75%

International Land segment operating income for the second quarter of fiscal 2013 was $13.2 million compared to a loss of approximately $1.0 million in the same period of fiscal 2012.  Included in International land revenues for the three months ended March 31, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $11.8 million and $8.8 million, respectively.  Also included in International land revenues for the three months ended March 31, 2013 is approximately $5.3 million related to early termination fees.

The average revenue per day for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased $9,276 of which $2,620 is attributable to the early termination fees.  The remaining increase is due to higher dayrates for rigs added to the segment since the second quarter of fiscal 2012 compared to dayrates on existing rigs working at March 31, 2012.  During the current quarter, an average of 22.5 rigs worked compared to an average of 19.4 rigs in the second quarter of fiscal 2012.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2013 and 2012, we incurred $3.7 million and $3.8 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $32.8 million in the second quarter of fiscal 2013 from $27.8 million in the second quarter of fiscal 2012.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation along with growth in the number of employees in the comparative periods.

Income tax expense increased to $81.1 million in the second quarter of fiscal 2013 from $75.2 million in the second quarter of fiscal 2012, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 34.9 percent from 36.7 percent for the two comparable quarters primarily due to an increase in Internal Revenue Code Section 199 deduction for domestic production activities.

Interest expense was $1.2 million and $2.4 million in the second quarter of fiscal 2013 and 2012, respectively. Capitalized interest, all attributable to our rig construction, was $2.3 million and $3.2 million for the comparable quarters.  The decrease in interest expense is primarily attributable to a reduction in our debt during fiscal 2012.

Six Months Ended March 31, 2013 vs. Six Months Ended March 31, 2012

We reported income from continuing operations and net income of $310.7 million ($2.87 per diluted share) from operating revenues of $1.7 billion for the six months ended March 31, 2013, compared with income from continuing operations and net income of $274.1 million ($2.51 per diluted share) from operating revenues of $1.5 billion for the first six months of fiscal year 2012.  Income from continuing operations for the first six months of fiscal 2013 includes approximately $6.8 million ($0.06 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the first six months of fiscal 2012 includes approximately $7.9 million ($0.07 per diluted share) of after-tax gains from the sale of assets.  Income from continuing operations for the first six months of fiscal 2013 includes approximately $5.5 million ($0.05 per diluted share) of after-tax gains from the sale of investment securities.

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

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2013 and 2012.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 10 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2013	2012
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,381,740	$1,276,583
Direct operating expenses	715,238	675,204
General and administrative expense	18,378	15,493
Depreciation	187,738	151,221
Segment operating income	$460,386	$434,665

Revenue days	43,590	42,412
Average rig revenue per day	$28,148	$27,247
Average rig expense per day	$12,860	$13,068
Average rig margin per day	$15,288	$14,179
Rig utilization	82%	91%

U.S. Land segment operating income increased to $460.4 million for the first six months of fiscal 2013 compared to $434.7 million in the same period of fiscal 2012.  Revenues were $1.4 billion and $1.3 billion for the first six months of fiscal 2013 and 2012, respectively.  Included in U.S. land revenues for the six months ended March 31, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $154.8 million and $121.0 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as average dayrates increased.  U.S. land rig utilization decreased to 82 percent for the first six months of fiscal 2013 compared to 91 percent for the first six months of fiscal 2012.  U.S. land rig revenue days for the first six months of fiscal 2013 were 43,590 compared with 42,412 for the same period of fiscal 2012, with an average of 239.5 and 231.8 rigs working during the first six months of fiscal 2013 and 2012, respectively.  Although utilization decreased, revenue days increased due to the addition of new FlexRigs added to the segment since March 31, 2012.

At March 31, 2013, 246 out of 299 existing rigs in the U.S. Land segment were generating revenue.  Of the 246 rigs generating revenue, 161 were under fixed term contracts and 85 were working in the spot market.  At April 25, 2013, the number of existing rigs under fixed term contracts in the segment remained at 161 and the number of rigs working in the spot market remained at 85.

	Six Months Ended March 31,
	2013	2012
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$113,323	$94,213
Direct operating expenses	73,313	61,674
General and administrative expense	4,394	3,687
Depreciation	6,960	6,830
Segment operating income	$28,656	$22,022

Revenue days	1,456	1,324
Average rig revenue per day	$61,243	$51,688
Average rig expense per day	$35,928	$30,280
Average rig margin per day	$25,315	$21,408
Rig utilization	89%	79%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $12.4 million and $10.1 million for the six months ended March 31, 2013 and 2012, respectively.

Segment operating income increased in the first six months of fiscal 2013 compared to the same period of fiscal 2012 primarily due to increased rig utilization and a higher average rig margin per day.

At March 31, 2013, eight of our nine platform rigs were active compared to six of nine at March 31, 2012.

	Six Months Ended March 31,
	2013	2012
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$181,359	$124,823
Direct operating expenses	140,331	101,801
General and administrative expense	1,949	1,573
Depreciation	16,799	14,484
Segment operating income (loss)	$22,280	$6,965

Revenue days	4,260	3,490
Average rig revenue per day	$37,964	$31,238
Average rig expense per day	$28,304	$24,307
Average rig margin per day	$9,660	$6,931
Rig utilization	81%	77%

International Land segment operating income for the first six months of fiscal 2013 was $22.3 million compared to operating income of $7.0 million in the same period of fiscal 2012.  Included in International land revenues for the six months ended March 31, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $19.6 million and $15.8 million, respectively. Also included in International land revenues for the six months ended March 31, 2013 is approximately $5.3 million related to early termination fees.

The average revenue per day for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 increased $6,726 of which $1,244 is attributable to the early termination related revenue.  The remaining increase is due to higher dayrates for rigs added to the segment since the second quarter of fiscal 2012 compared to dayrates on existing rigs working at March 31, 2012.  During the first six months of fiscal 2013, an average of 23.54 rigs worked compared to an average of 19.2 rigs in the first six months of fiscal 2012.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2013 and 2012, we incurred $7.0 million and $7.1 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $65.3 million in the first six months of fiscal 2013 from $54.0 million in the first six months of fiscal 2012.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation along with growth in the number of employees in the comparative periods.

In the first six months of fiscal 2013, we sold our share in three limited partnerships that were primarily invested in international equities, realizing a gain of $8.8 million that is included in gain on sale of investment securities.

Income tax expense increased to $167.8 million in the first six months of fiscal 2013 from $159.3 million in the first six months of fiscal 2012, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 35.1 percent from 36.8 percent for the two comparable periods primarily due to an increase in Internal Revenue Code Section 199 deduction for domestic production activities.

Interest expense was $2.5 million and $4.9 million in the first six months of fiscal 2013 and 2012, respectively. Capitalized interest, all attributable to our rig construction, was $4.9 million and $6.5 million for the comparable quarters.  The decrease in interest expense is primarily attributable to a reduction in our debt during fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $173.0 million at March 31, 2013 from $96.1 million at September 30, 2012. The following table provides a summary of cash flows:

	Six Months Ended
	March 31,
	2013	2012
	(in thousands)
Net cash provided (used) by:

Operating activities	$494,313	$438,822
Investing activities	(404,220)	(467,158)
Financing activities	(13,195)	(11,525)
Increase (decrease) in cash and cash equivalents	$76,898	$(39,861)

Operating activities

Cash flows from operating activities were approximately $494.3 million for the six months ended March 31, 2013 compared to approximately $438.8 million for the same period ended March 31, 2012.  The increase in cash provided from operating activities is primarily due to an increase in net income, along with decreases in accounts receivable and prepaid expenses and other.  For the six months ended March 31, 2013, accounts receivable decreased primarily due to timing of collections.  During the three months ended December 31, 2012, we terminated two collateral trusts and a corresponding total amount of $26.1 million was returned to us.

Investing activities

Capital expenditures during the six months ended March 31, 2013 were $438.5 compared to $492.7 during the six months ended March 31, 2012.  During the first quarter of fiscal 2013, we sold our shares in three limited partnerships resulting in proceeds of $18.1 million.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our existing credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2013.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $235.0 million at March 31, 2013. For additional information regarding debt agreements, refer to Note 7 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2013 and September 30, 2012 was $3.3 billion and $3.6 billion, respectively.  Approximately 74.3 percent of the March 31, 2013 backlog is not reasonably expected to be filled in fiscal 2013. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 21, 2012, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of March 31, 2013 and September 30, 2012, and the percentage of the March 31, 2013 backlog not reasonably expected to be filled in fiscal 2013:

	Three Months Ended
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2013	2012	Expected to be Filled in Fiscal 2013
	(in billions)

U.S. Land	$2.7	$3.0	74.4%
Offshore	.1	0.1	55.7%
International Land	.5	0.5	76.4%
	$3.3	$3.6

Capital Resources

Subsequent to the second quarter of fiscal 2013, we announced agreements to build and operate two new FlexRigs under multi-year contracts.  Additionally, we announced an agreement to build a 3,000 horsepower AC drive rig which is scheduled to begin operations in our International Land segment in the spring of 2014.  During the six months ended March 31, 2013, we completed 17 FlexRigs that are under fixed term contracts.  An additional three FlexRigs under fixed term contracts were completed by the end of April 2013.  One additional new FlexRig is under a fixed term contract but has not yet been completed.  Like those completed in prior fiscal periods, each of these new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2013 is now $850 million.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing construction of new rigs.  Capital expenditures were $438.5 million and $492.7 million for the first six months of fiscal 2013 and 2012, respectively.

There were no other significant changes in our financial position since September 30, 2012.

MATERIAL COMMITMENTS

Material commitments as reported in our 2012 Annual Report on Form 10-K has not changed significantly at March 31, 2013.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Other Comprehensive Income.  This ASU amends ASC 220, Comprehensive Income, and supersedes and replaces ASU 2011-05 Presentation of Comprehensive Income and ASU 2011-12 Comprehensive Income, to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements.  The standard would not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance would require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.  The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  We do not believe adoption of this guidance will have a material impact on our Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

March 31, 2013

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The U.S. Attorney for the Eastern District of Louisiana commenced a grand jury investigation, which is ongoing.  We received, and have complied with, a subpoena for documents in connection with that investigation.  Certain of our current and former employees have been interviewed by the government or have testified before the grand jury.  In late April 2011, the Company was advised that it is a subject of this investigation.

Mr. Donald Hudson, former offshore platform rig manager, pleaded guilty in August of 2013 to one felony charge of making false statements to a federal investigator concerning his participation in the testing irregularities that were reported in May 2010.  He was sentenced to two years probation and 120 hours community service.  Mr. Hudson’s employment was terminated by the Company in June 2010.  We continue to cooperate with this government investigation.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2013, approximately 11 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the six months ended March 31, 2013, approximately 63 percent of the international operating revenues were from operations in South America.

Reference is made to the risk factors pertaining to the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2012.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2013, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2013, filed on May 3, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: May 3, 2013	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, Chief Executive Officer

Date: May 3, 2013	By:	/S/ JUAN PABLO TARDIO
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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2013, filed on May 3, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.