Form 10-Q
period 2013-06-30
HELMERICH & PAYNE INC
filed 2013-08-02
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT July 31, 2013
Common Stock, $0.10 par value	106,488,532

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$480,480	$96,095
Accounts receivable, less reserve of $4,697 at June 30, 2013 and $942 at September 30, 2012	622,405	620,489
Inventories	86,586	78,777
Deferred income taxes	18,282	17,555
Prepaid expenses and other	68,277	74,693
Current assets of discontinued operations	4,460	7,619
Total current assets	1,280,490	895,228

Investments	287,634	451,144
Property, plant and equipment, net	4,613,301	4,351,571
Other assets	16,186	23,142

Total assets	$6,197,611	$5,721,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,153	$159,420
Accrued liabilities	254,732	176,615
Long-term debt due within one year	40,000	40,000
Current liabilities of discontinued operations	3,969	5,129
Total current liabilities	432,854	381,164

Noncurrent liabilities:
Long-term debt	195,000	195,000
Deferred income taxes	1,193,634	1,209,040
Other	80,608	98,393
Noncurrent liabilities of discontinued operations	491	2,490
Total noncurrent liabilities	1,469,733	1,504,923

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 108,476,709 shares and 107,598,889 shares issued as of June 30, 2013 and September 30, 2012, respectively and 106,455,102 and 105,697,693 shares outstanding as of June 30, 2013 and September 30, 2012, respectively	10,848	10,760
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	273,287	236,240
Retained earnings	3,996,530	3,505,295
Accumulated other comprehensive income	105,457	166,807
Treasury stock, at cost	(91,098)	(84,104)
Total shareholders’ equity	4,295,024	3,834,998

Total liabilities and shareholders’ equity	$6,197,611	$5,721,085

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues:
Drilling — U.S. Land	$695,816	$706,786	$2,077,556	$1,983,369
Drilling — Offshore	53,859	41,617	167,182	135,830
Drilling — International Land	86,978	67,482	268,337	192,305
Other	3,544	3,900	10,003	10,851
	840,197	819,785	2,523,078	2,322,355

Operating costs and other:
Operating costs, excluding depreciation	450,990	463,935	1,379,598	1,303,175
Depreciation	117,790	95,182	336,822	272,404
General and administrative	31,090	25,576	96,347	79,544
Research and development	4,373	4,299	11,422	11,378
Income from asset sales	(4,006)	(1,862)	(14,538)	(14,365)
	600,237	587,130	1,809,651	1,652,136

Operating income from continuing operations	239,960	232,655	713,427	670,219

Other income (expense):
Interest and dividend income	341	329	1,082	1,021
Interest expense	(2,091)	(2,411)	(4,585)	(7,293)
Gain from sale of investment securities	153,369	—	162,121	—
Other	(1,214)	309	(3,195)	288
	150,405	(1,773)	155,423	(5,984)

Income from continuing operations before income taxes	390,365	230,882	868,850	664,235
Income tax provision	139,387	80,939	307,194	240,232
Income from continuing operations	250,978	149,943	561,656	424,003

Income (loss) from discontinued operations before income taxes	15,181	(18)	14,701	(154)
Income tax provision	—	—	(485)	(81)

Income (loss) from discontinued operations	15,181	(18)	15,186	(73)

NET INCOME	$266,159	$149,925	$576,842	$423,930

Basic earnings per common share:
Income from continuing operations	$2.35	$1.40	$5.26	$3.94
Income from discontinued operations	$0.14	$—	$0.14	$—
Net income	$2.49	$1.40	$5.40	$3.94

Diluted earnings per common share:
Income from continuing operations	$2.32	$1.38	$5.19	$3.88
Income from discontinued operations	$0.14	$—	$0.14	$—
Net income	$2.46	$1.38	$5.33	$3.88

Weighted average shares outstanding:
Basic	106,430	107,016	106,206	107,196
Diluted	107,826	108,425	107,717	108,798

Dividends declared per common share	$0.50	$0.07	$0.80	$0.21

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$266,159	$149,925	$576,842	$423,930
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($1.2) million and $23.0 million at June 30, 2013 and ($23.2) million and $12.1 million at June 30, 2012	(7,495)	(38,072)	29,887	20,745
Reclassification of realized gains in net income, net of income taxes of ($60.8) million for the three and nine months ended June 30, 2013	(92,543)	—	(92,543)	—
Minimum pension liability adjustments, net of income taxes of $0.3 million and $0.8 million at June 30, 2013 and $0.3 million and $1.0 million at June 30, 2012	441	556	1,306	1,635
Other comprehensive income (loss)	(99,597)	(37,516)	(61,350)	22,380
Comprehensive income	$166,562	$112,409	$515,492	$446,310

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$576,842	$423,930
Adjustment for (income) loss from discontinued operations	(15,186)	73
Income from continuing operations	561,656	424,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336,822	272,404
Provision for bad debt	3,781	2
Stock-based compensation	17,471	13,300
Other	1,156	134
Gain on sale of investment securities	(162,121)	—
Income from asset sales	(14,538)	(14,365)
Deferred income tax expense	15,822	144,729
Change in assets and liabilities:
Accounts receivable	(5,697)	(143,809)
Inventories	(10,009)	(16,012)
Prepaid expenses and other	15,564	(41,287)
Accounts payable	(62,830)	(13,899)
Accrued liabilities	83,290	(7,768)
Deferred income taxes	(1,291)	(326)
Other noncurrent liabilities	(17,619)	(4,055)
Net cash provided by operating activities from continuing operations	761,457	613,051
Net cash provided by (used in) operating activities from discontinued operations	186	(73)
Net cash provided by operating activities	761,643	612,978

INVESTING ACTIVITIES:
Capital expenditures	(618,550)	(774,243)
Proceeds from sale of investment securities	232,221	—
Proceeds from asset sales	21,729	31,838
Net cash used in investing activities from continuing operations	(364,600)	(742,405)
Net cash provided by investing activities from discontinued operations	15,000	—
Net cash used in investing activities	(349,600)	(742,405)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(71,404)
Increase in bank overdraft	—	3,955
Dividends paid	(39,519)	(22,620)
Exercise of stock options	6,118	2,374
Tax withholdings related to net share settlements of restricted stock	(1,677)	(1,514)
Excess tax benefit from stock-based compensation	7,420	3,256
Net cash used in financing activities	(27,658)	(85,953)

Net increase (decrease) in cash and cash equivalents	384,385	(215,380)
Cash and cash equivalents, beginning of period	96,095	364,246
Cash and cash equivalents, end of period	$480,480	$148,866

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2013

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2012	107,599	$10,760	$236,240	$3,505,295	$166,807	1,901	$(84,104)	$3,834,998

Comprehensive Income:
Net income				576,842				576,842
Other comprehensive income:
Change in value on available-for-sale securities, net of income taxes					(62,656)			(62,656)
Amortization of net periodic benefit costs-net of actuarial gain, net of income taxes					1,306			1,306
Total comprehensive income								515,492

Cash dividends ($0.80 per share)				(85,607)				(85,607)
Exercise of stock options	795	80	14,573			162	(8,535)	6,118
Tax benefit of stock-based awards, including excess tax benefits of $11.0 million			8,229					8,229
Stock issued for vested restricted stock, net of shares withheld for employee taxes	83	8	(3,226)			(41)	1,541	(1,677)
Stock-based compensation			17,471					17,471

Balance, June 30, 2013	108,477	$10,848	$273,287	$3,996,530	$105,457	2,022	$(91,098)	$4,295,024

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$250,978	$149,943	$561,656	$424,003
Income (loss) from discontinued operations	15,181	(18)	15,186	(73)
Net income	266,159	149,925	576,842	423,930
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(1,441)	(606)	(2,972)	(1,612)
Numerator for basic earnings per share:
From continuing operations	249,537	149,337	558,684	422,391
From discontinued operations	15,181	(18)	15,186	(73)
	264,718	149,319	573,870	422,318
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	15	7	35	22
Numerator for diluted earnings per share:
From continuing operations	249,552	149,344	558,719	422,413
From discontinued operations	15,181	(18)	15,186	(73)
	$264,733	$149,326	$573,905	$422,340
Denominator:
Denominator for basic earnings per share — weighted-average shares	106,430	107,016	106,206	107,196
Effect of dilutive shares from stock options and restricted stock	1,396	1,409	1,511	1,602
Denominator for diluted earnings per share — adjusted weighted-average shares	107,826	108,425	107,717	108,798

Basic earnings per common share:
Income from continuing operations	$2.35	$1.40	$5.26	$3.94
Income from discontinued operations	0.14	—	0.14	—
Net income	$2.49	$1.40	$5.40	$3.94
Diluted earnings per common share:
Income from continuing operations	$2.32	$1.38	$5.19	$3.88
Income from discontinued operations	0.14	—	0.14	—
Net income	$2.46	$1.38	$5.33	$3.88

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	750	755	801	446
Weighted-average price per share	$57.29	$54.86	$57.22	$59.68

4.     Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities June 30, 2013	$68,434	$209,097	$—	$277,531
Equity securities September 30, 2012	$129,183	$304,396	$—	$433,579

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

During the third quarter ended June 30, 2013, we sold shares in an available-for-sale security realizing a gain of $153.4 million that is included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.  Net income includes after-tax gains from the sale of available-for-sale securities as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

After-tax gain	$92,449	$—	$92,449	$—
Earnings per diluted share	$0.86	$—	$0.86	$—

During the first quarter ended December 31, 2012, we sold our shares in three limited partnerships that were primarily invested in international equities, realizing a gain of $8.8 million that is included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $10.1 million at June 30, 2013 and $8.2 million at September 30, 2012.

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

At June 30, 2013, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted, which is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At June 30, 2013, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of June 30, 2013:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands )

Assets:
Cash and cash equivalents	$480,480	$480,480	$—	$—
Equity securities	277,531	277,531	—	—
Other current assets	24,414	24,164	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$784,425	$784,175	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
	(in thousands)

Carrying value of fixed-rate debt	$235.0	$235.0
Fair value of fixed-rate debt	$243.2	$252.7

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.             Cash Dividends

The $0.15 cash dividend declared March 6, 2013, was paid May 31, 2013.  On June 5, 2013, a cash dividend of $0.50 per share was declared for shareholders of record on August 15, 2013, payable August 30, 2013. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

6.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 364,624 non-qualified stock options and 307,100 shares of restricted stock awards granted in the nine months ended June 30, 2013.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Compensation expense
Stock options	$2,672	$2,314	$8,804	$7,345
Restricted stock	3,073	2,228	8,667	5,955
	$5,745	$4,542	$17,471	$13,300

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2013 and 2012:

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

A summary of stock option activity under the Plan for the three and nine months ended June 30, 2013 is presented in the following tables:

	Three Months Ended June 30, 2013
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at April 1, 2013	4,306	$33.61
Granted	—	—
Exercised	(50)	23.84
Forfeited/Expired	(3)	51.45
Outstanding at June 30, 2013	4,253	$33.72	5.0	$122.2
Vested and expected to vest at June 30, 2013	4,236	$33.66	5.0	$121.9

Exercisable at June 30, 2013	3,325	$28.40	4.1	$113.2

	Nine Months Ended June 30, 2013
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2012	4,690	$29.56
Granted	365	54.18
Exercised	(795)	18.43
Forfeited/Expired	(7)	52.32
Outstanding at June 30, 2013	4,253	$33.72

The weighted-average fair value of options granted in the first quarter of fiscal 2013 was $23.80.  No options were granted in the second and third quarters of fiscal 2013.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2013 was $2.0 million and $29.6 million, respectively.

As of June 30, 2013 the unrecognized compensation cost related to stock options was $12.0 million which is expected to be recognized over a weighted-average period of 2.6 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of June 30, 2013, there was $20.7 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the status of our restricted stock awards as of June 30, 2013 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2013
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2012	430	$52.52
Granted	307	54.18
Vested (1)	(155)	44.63
Forfeited	(4)	54.87
Unvested at June 30, 2013	578	$55.17

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

7.              Debt

At June 30, 2013 and September 30, 2012, we had the following unsecured long-term debt outstanding:

	June 30,	September 30,
	2013	2012
	(in thousands)
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$75,000	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2013, 6.10%	40,000	40,000
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$235,000	$235,000
Less long-term debt due within one year	40,000	40,000
Long-term debt	$195,000	$195,000

The intermediate unsecured debt outstanding at June 30, 2013 matures August 15, 2014 and carries an interest rate of 6.56 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities.

We have $160 million in senior unsecured fixed-rate notes outstanding at June 30, 2013 that mature over a period from July 2013 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2013 through July 2016.  Subsequent to June 30, 2013, we paid the $40 million due July 21, 2013.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The LIBOR spread ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on June 30, 2013, the LIBOR spread and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  As of June 30, 2013, there were no borrowings, but there were three letters of credit outstanding in the amount of $30.7 million.  Two of the outstanding letters of credit replaced two collateral trusts that were terminated during the first quarter of fiscal 2013.  Upon termination, an amount totaling $26.1 million was returned to us.  At June 30, 2013, we had $269.3 million available to borrow under our $300 million unsecured credit facility.

At June 30, 2013, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

8.              Income Taxes

Our effective tax rate for the first nine months of fiscal 2013 and 2012 was 35.4 percent and 36.2 percent, respectively.  Our effective tax rate for the three months ended June 30, 2013 and 2012 was 35.7 percent and 35.1 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and an increase in Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $7.0 million to $10.6 million during the next 12 months due to an international matter.

9.              Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $120.5 million are outstanding at June 30, 2013.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  As discussed in Note 2, Discontinued Operations, property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“Petroleo”) and PDVSA Petroleo, S.A. (“PDVSA”).  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.

While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

In the third quarter of fiscal 2013, we settled an arbitration dispute with a third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela.  Proceeds of $15.0 million were received and recorded in discontinued operations.

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

We evaluate segment performance based on income or loss from continuing operations (segment operating income) before income taxes which includes:

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2013 and 2012 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2013
Contract Drilling:
U.S. Land	$2,077,556	$—	$2,077,556	$696,774
Offshore	167,182	—	167,182	42,778
International Land	268,337	—	268,337	30,738
	2,513,075	—	2,513,075	770,290
Other	10,003	643	10,646	(6,638)
	2,523,078	643	2,523,721	763,652
Eliminations	—	(643)	(643)	—
Total	$2,523,078	$—	$2,523,078	$763,652

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2012
Contract Drilling:
U.S. Land	$1,983,369	$—	$1,983,369	$670,349
Offshore	135,830	—	135,830	29,742
International Land	192,305	—	192,305	13,240
	2,311,504	—	2,311,504	713,331
Other	10,851	629	11,480	(5,782)
	2,322,355	629	2,322,984	707,549
Eliminations	—	(629)	(629)	—
Total	$2,322,355	$—	$2,322,355	$707,549

Summarized financial information of our reportable segments for the three months ended June 30, 2013 and 2012 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2013
Contract Drilling:
U.S. Land	$695,816	$—	$695,816	$236,388
Offshore	53,859	—	53,859	14,122
International Land	86,978	—	86,978	8,458
	836,653	—	836,653	258,968
Other	3,544	214	3,758	(2,464)
	840,197	214	840,411	256,504
Eliminations	—	(214)	(214)	—
Total	$840,197	$—	$840,197	$256,504

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2012
Contract Drilling:
U.S. Land	$706,786	$—	$706,786	$235,684
Offshore	41,617	—	41,617	7,720
International Land	67,482	—	67,482	6,275
	815,885	—	815,885	249,679
Other	3,900	209	4,109	(2,161)
	819,785	209	819,994	247,518
Eliminations	—	(209)	(209)	—
Total	$819,785	$—	$819,785	$247,518

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Segment operating income	$256,504	$247,518	$763,652	$707,549
Income from asset sales	4,006	1,862	14,538	14,365
Corporate general and administrative costs and corporate depreciation	(20,550)	(16,725)	(64,763)	(51,695)
Operating income	239,960	232,655	713,427	670,219

Other income (expense):
Interest and dividend income	341	329	1,082	1,021
Interest expense	(2,091)	(2,411)	(4,585)	(7,293)
Gain on sale of investment securities	153,369	—	162,121	—
Other	(1,214)	309	(3,195)	288
Total other income (expense)	150,405	(1,773)	155,423	(5,984)

Income from continuing operations before income taxes	$390,365	$230,882	$868,850	$664,235

The following table presents total assets by reportable segment.

	June 30,	September 30,
	2013	2012
	(in thousands)
Total assets
U.S. Land	$4,705,254	$4,422,297
Offshore	155,197	160,135
International Land	458,702	467,538
Other	32,047	33,539
	5,351,200	5,083,509
Investments and corporate operations	841,951	629,957
Total assets from continued operations	6,193,151	5,713,466
Discontinued operations	4,460	7,619
	$6,197,611	$5,721,085

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Operating revenues
United States	$750,644	$751,387	$2,249,764	$2,113,479
Colombia	22,856	19,046	74,330	58,371
Ecuador	15,993	15,178	48,234	41,753
Argentina	18,943	13,845	50,111	37,953
Other foreign	31,761	20,329	100,639	70,799
Total	$840,197	$819,785	$2,523,078	$2,322,355

11.       Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2013 and 2012 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Interest cost	$1,105	$1,103	$3,315	$3,309
Expected return on plan assets	(1,496)	(1,293)	(4,488)	(3,878)
Recognized net actuarial loss	685	863	2,055	2,587
Net pension expense	$294	$673	$882	$2,018

Employer Contributions

We paid $2.1 million to the Pension Plan during the nine months ended June 30, 2013.  We do not expect to make additional contributions during fiscal 2013.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-2, Other Comprehensive Income.  This ASU amends ASC 220, Comprehensive Income, and supersedes and replaces ASU 2011-05 Presentation of Comprehensive Income and ASU 2011-12 Comprehensive Income, to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements.  The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.  The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  We do not believe adoption of this guidance will have a material impact on our Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2013

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

We reported income from continuing operations of $251.0 million ($2.32 per diluted share) from operating revenues of $840.2 million for the third quarter ended June 30, 2013, compared with income from continuing operations of $149.9 million ($1.38 per diluted share) from operating revenues of $819.8 million for the third quarter of fiscal year 2012.  In the third quarter of fiscal year 2013, we had income from discontinued operations of $15.2 million ($0.14 per diluted share).  Including discontinued operations, we recorded net income of $266.2 million ($2.46 per diluted share) for the third quarter ended June 30, 2013, compared to net income of $149.9 million ($1.38 per diluted share) for the third quarter ended June 30, 2012.  Income from continuing operations for the third quarter of fiscal 2013 includes approximately $92.4 million ($0.86 per diluted share) of after-tax gains from the sale of investment securities and approximately $2.6 million ($0.02 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the third quarter of fiscal 2012 includes approximately $1.2 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

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

In the third quarter of fiscal 2013, we settled an arbitration dispute with a third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela.  Proceeds of $15.0 million were received and recorded in discontinued operations.

Current assets of discontinued operations consist of restricted cash to meet remaining in-country current obligations.  Current and noncurrent liabilities of discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2013 and 2012.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 10 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2013	2012
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$695,816	$706,786
Direct operating expenses	348,850	382,418
General and administrative expense	9,284	7,227
Depreciation	101,294	81,457
Segment operating income	$236,388	$235,684

Revenue days	22,510	21,977
Average rig revenue per day	$28,160	$28,096
Average rig expense per day	$12,746	$13,337
Average rig margin per day	$15,414	$14,759
Rig utilization	83%	89%

U.S. Land segment operating income was $236.4 million for the third quarter of fiscal 2013 compared to $235.7 million in the same period of fiscal 2012.  Revenues were $695.8 million and $706.8 million in the third quarter of fiscal 2013 and 2012, respectively.  Included in U.S. land revenues for the three months ended June 30, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $61.9 million and $89.3 million, respectively.

Average rig margin increased in the comparable quarters primarily due to a reduction in direct operating expenses.  Rig utilization in the U.S. Land segment decreased to 83 percent for the third quarter of fiscal 2013 compared to 89 percent for the third quarter of fiscal 2012.  U.S. land rig revenue days for the third quarter of fiscal 2013 were 22,510 compared with 21,977 for the same period of fiscal 2012, with an average of 247.4 and 241.5 rigs working during the third quarter of fiscal 2013 and 2012, respectively.  Although utilization decreased, revenue days increased due to the addition of new FlexRigs added to the segment since June 30, 2012.

At June 30, 2013, 246 out of 300 existing rigs in the U.S. Land segment were generating revenue.  Of the 246 rigs generating revenue, 157 were under fixed term contracts and 89 were working in the spot market.  At July 26, 2013, the number of existing rigs working under fixed term contracts in the segment was 156 and the number of rigs working in the spot market was 87.  On June 30, 2013, two idle conventional rigs were removed from service.

	Three Months Ended June 30,
	2013	2012
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$53,859	$41,617
Direct operating expenses	33,961	28,972
General and administrative expense	2,214	1,725
Depreciation	3,562	3,200
Segment operating income	$14,122	$7,720

Revenue days	728	606
Average rig revenue per day	$61,380	$49,539
Average rig expense per day	$36,272	$32,638
Average rig margin per day	$25,108	$16,901
Rig utilization	89%	74%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $4.0 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively.

Segment operating income increased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily due to increased rig utilization and a higher average rig margin per day.

At June 30, 2013, eight of our nine platform rigs were active compared to seven of nine at June 30, 2012.

	Three Months Ended June 30,
	2013	2012
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$86,978	$67,482
Direct operating expenses	68,310	52,495
General and administrative expense	976	939
Depreciation	9,234	7,773
Segment operating income (loss)	$8,458	$6,275

Revenue days	2,132	1,852
Average rig revenue per day	$35,955	$33,362
Average rig expense per day	$27,364	$25,658
Average rig margin per day	$8,591	$7,704
Rig utilization	80%	77%

International Land segment operating income for the third quarter of fiscal 2013 was $8.5 million compared to $6.3 million in the same period of fiscal 2012.  Included in International land revenues for the three months ended June 30, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $10.3 million and $5.7 million, respectively.

The average revenue per day for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 increased $2,593 primarily due to higher dayrates for rigs added to the segment since the third quarter of fiscal 2012 compared to dayrates on existing rigs working at June 30, 2012.  During the current quarter, an average of 23.2 rigs worked compared to an average of 20.1 rigs in the third quarter of fiscal 2012.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2013 and 2012, we incurred $4.4 million and $4.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $31.1 million in the third quarter of fiscal 2013 from $25.6 million in the third quarter of fiscal 2012.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation along with growth in the number of employees in the comparative periods.

Income from the sale of investment securities was $153.4 million in the third quarter of fiscal 2013 which was attributable to the sale of available-for-sale securities.

Income tax expense increased to $139.4 million in the third quarter of fiscal 2013 from $80.9 million in the third quarter of fiscal 2012, primarily due to an increase in operating income.  The effective tax rate from continuing operations increased to 35.7 percent from 35.1 percent for the two comparable quarters.

Interest expense was $2.1 million and $2.4 million in the third quarter of fiscal 2013 and 2012, respectively. Capitalized interest, all attributable to our rig construction, was $2.0 million and $3.2 million for the comparable quarters.  The decrease in interest expense is primarily attributable to a reduction in our debt during fiscal 2012.

Nine Months Ended June 30, 2013 vs. Nine Months Ended June 30, 2012

We reported income from continuing operations of $561.7 million ($5.19 per diluted share) from operating revenues of $2.5 billion for the nine months ended June 30, 2013, compared with income from continuing operations of $424.0 million ($3.88 per diluted share) from operating revenues of $2.3 billion for the first nine months of fiscal year 2012.  For the first nine months of fiscal 2013, we had net income from discontinued operations of $15.2 million ($0.14 per diluted share).  For the first nine months of fiscal year 2012, we had a net loss from discontinued operations of $0.1 million with no effect on a per diluted share basis.  Including discontinued operations, we recorded net income of $576.8 million ($5.33 per diluted share) for the nine months ended June 30, 2013, compared to net income of $423.9 million ($3.88 per diluted share) for the nine months ended June 30, 2012.  Income from continuing operations for the first nine months of fiscal 2013 includes approximately $97.9 million ($0.91 per diluted share) of after-tax gains from the sale of investment securities and approximately $9.4 million ($0.08 per diluted share) of after-tax gains from the sale of assets. Income from continuing operations for the first nine months of fiscal 2012 includes approximately $9.2 million ($0.08 per diluted share) of after-tax gains from the sale of assets.

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

In the third quarter of fiscal 2013 we settled an arbitration dispute with a third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela.  Proceeds of $15.0 million were received and recorded in discontinued operations.

Current assets of discontinued operations consist of restricted cash to meet remaining in-country current obligations.  Current and noncurrent liabilities of discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela.

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2013 and 2012.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 10 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,
	2013	2012
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$2,077,556	$1,983,369
Direct operating expenses	1,064,088	1,057,622
General and administrative expense	27,662	22,720
Depreciation	289,032	232,678
Segment operating income	$696,774	$670,349

Revenue days	66,100	64,389
Average rig revenue per day	$28,152	$27,537
Average rig expense per day	$12,821	$13,160
Average rig margin per day	$15,331	$14,377
Rig utilization	82%	90%

U.S. Land segment operating income increased to $696.8 million for the first nine months of fiscal 2013 compared to $670.3 million in the same period of fiscal 2012.  Revenues were $2.1 billion and $2.0 billion for the first nine months of fiscal 2013 and 2012, respectively.  Included in U.S. land revenues for the nine months ended June 30, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $216.7 million and $210.3 million, respectively.

Segment operating income and average rig margin increased in the comparable quarters as average dayrates increased and average rig expense decreased.  U.S. land rig utilization decreased to 82 percent for the first nine months of fiscal 2013 compared to 90 percent for the first nine months of fiscal 2012.  U.S. land rig revenue days for the first nine months of fiscal 2013 were 66,100 compared with 64,389 for the same period of fiscal 2012, with an average of 242.1 and 235.0 rigs working during the first nine months of fiscal 2013 and 2012, respectively.  Although utilization decreased, revenue days increased due to the addition of new FlexRigs added to the segment since June 30, 2012.  On June 30, 2013, two idle conventional rigs were removed from service.

At June 30, 2013, 246 out of 300 existing rigs in the U.S. Land segment were generating revenue.  Of the 246 rigs generating revenue, 157 were under fixed term contracts and 89 were working in the spot market.  At July 26, 2013, the number of existing rigs working under fixed term contracts in the segment was 156 and the number of rigs working in the spot market was 87.  On June 30, 2013, two idle conventional rigs were removed from service.

	Nine Months Ended June 30,
	2013	2012
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$167,182	$135,830
Direct operating expenses	107,274	90,646
General and administrative expense	6,608	5,412
Depreciation	10,522	10,030
Segment operating income	$42,778	$29,742

Revenue days	2,184	1,930
Average rig revenue per day	$61,289	$51,013
Average rig expense per day	$36,043	$31,020
Average rig margin per day	$25,246	$19,993
Rig utilization	89%	77%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $16.4 million and $13.6 million for the nine months ended June 30, 2013 and 2012, respectively.

Segment operating income increased in the first nine months of fiscal 2013 compared to the same period of fiscal 2012 primarily due to increased rig utilization and a higher average rig margin per day.

At June 30, 2013, eight of our nine platform rigs were active compared to seven of nine at June 30, 2012.

	Nine Months Ended June 30,
	2013	2012
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$268,337	$192,305
Direct operating expenses	208,641	154,296
General and administrative expense	2,925	2,512
Depreciation	26,033	22,257
Segment operating income (loss)	$30,738	$13,240

Revenue days	6,392	5,342
Average rig revenue per day	$37,294	$31,974
Average rig expense per day	$27,991	$24,775
Average rig margin per day	$9,303	$7,199
Rig utilization	81%	77%

International Land segment operating income for the first nine months of fiscal 2013 was $30.7 million compared to operating income of $13.2 million in the same period of fiscal 2012.  Included in International land revenues for the nine months ended June 30, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $30.0 million and $21.5 million, respectively. Also included in International land revenues for the nine months ended June 30, 2013 is approximately $5.3 million related to early termination fees.

The average revenue per day for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 increased $5,320 of which $829 is attributable to the early termination related revenue.  The remaining increase is primarily due to higher dayrates for rigs added to the segment since the third quarter of fiscal 2012 compared to dayrates on existing rigs working at June 30, 2012.  During the first nine months of fiscal 2013, an average of 23.4 rigs worked compared to an average of 19.5 rigs in the first nine months of fiscal 2012.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2013 and 2012, we incurred $11.4 million of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $96.3 million in the first nine months of fiscal 2013 from $79.5 million in the first nine months of fiscal 2012.  The increase is primarily due to increases in salaries, bonuses and stock-based compensation along with growth in the number of employees in the comparative periods.

Income from the sale of investment securities was $162.1 million in the first nine months of fiscal 2013.  The income from the sale of investment securities is the result of a realized gain of $153.3 million from the sale of available-for-sale securities and a realized gain of $8.8 million from the sale of our share in three limited partnerships that were primarily invested in international equities.

Income tax expense increased to $307.2 million in the first nine months of fiscal 2013 from $240.2 million in the first nine months of fiscal 2012, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 35.4 percent from 36.2 percent for the two comparable periods primarily due to an increase in Internal Revenue Code Section 199 deduction for domestic production activities.

Interest expense was $4.6 million and $7.3 million in the first nine months of fiscal 2013 and 2012, respectively. Capitalized interest, all attributable to our rig construction, was $6.9 million and $9.6 million for the comparable quarters.  The decrease in interest expense is primarily attributable to a reduction in our debt during fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $480.5 million at June 30, 2013 from $96.1 million at September 30, 2012. The following table provides a summary of cash flows:

	Nine Months Ended
	June 30,
	2013	2012
	(in thousands)
Net cash provided (used) by:

Operating activities	$761,643	$612,978
Investing activities	(349,600)	(742,405)
Financing activities	(27,658)	(85,953)
Increase (decrease) in cash and cash equivalents	$384,385	$(215,380)

Operating activities

Cash flows from operating activities were approximately $761.6 million for the nine months ended June 30, 2013 compared to approximately $613.0 million for the same period ended June 30, 2012.  The increase in cash provided from operating activities is primarily due to an increase in net income along with an increase in accrued liabilities.

Investing activities

Capital expenditures during the nine months ended June 30, 2013 were $618.6 compared to $774.2 during the nine months ended June 30, 2012.  During the first nine months of fiscal 2013, we sold our shares in three limited partnerships and shares of stock in available-for-sale securities resulting in proceeds of $232.2 million.

Financing activities

During the nine months ended June 30, 2012, we purchased treasury shares for $71.4 million.  No purchase of treasury shares were made during the nine months ended June 30, 2013.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our existing credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, including rig construction, for fiscal 2013.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $235.0 million at June 30, 2013. For additional information regarding debt agreements, refer to Note 7 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2013 and September 30, 2012 was $3.1 billion and $3.6 billion, respectively.  Approximately 85.8 percent of the June 30, 2013 backlog is not reasonably expected to be filled in fiscal 2013. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 21, 2012, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of June 30, 2013 and September 30, 2012, and the percentage of the June 30, 2013 backlog not reasonably expected to be filled in fiscal 2013:

	Three Months Ended
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2013	2012	Expected to be Filled in Fiscal 2013
	(in billions)

U.S. Land	$2.5	$3.0	85.5%
Offshore	0.2	0.1	89.5%
International Land	0.4	0.5	86.5%
	$3.1	$3.6

Capital Resources

During the nine months ended June 30, 2013, we completed 20 FlexRigs that are under fixed term contracts.  One additional new FlexRig is under a fixed term contract but has not yet been completed.  In addition, we have an agreement to build a new 3,000 horsepower AC drive which is scheduled to begin operations in an international location in the spring of 2014.  Like those completed in prior fiscal periods, each of these new rigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2013 is $890 million.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  Capital expenditures were $618.6 million and $774.2 million for the first nine months of fiscal 2013 and 2012, respectively.

There were no other significant changes in our financial position since September 30, 2012.

MATERIAL COMMITMENTS

Material commitments as reported in our 2012 Annual Report on Form 10-K has not changed significantly at June 30, 2013.

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

June 30, 2013

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013, at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Pending Investigation by the U.S. Attorney.  In May 2010, one of our employees reported certain possible choke manifold testing irregularities at one offshore platform rig.  Operations were promptly suspended on that rig after receiving the employee’s report.  The Minerals Management Service (now known as the Bureau of Safety and Environmental Enforcement) was promptly notified of the employee’s report and it conducted an initial investigation of this matter.  Upon conclusion of the initial investigation, we were permitted to resume normal operations on the rig.  Also, we promptly commenced an internal investigation of the employee’s allegations.  Our internal investigation found that Mr. Donald Hudson, our offshore platform rig manager, and certain other employees on the rig failed to follow our policies and procedures, which resulted in termination of all those employees in June 2010.  There were no spills or discharges to the environment.

The U.S. Attorney for the Eastern District of Louisiana commenced a grand jury investigation, which is ongoing.  We received, and have complied with, a subpoena for documents and have continued to cooperate with this government investigation.  Certain of our current and former employees have been interviewed by the government or have testified before the grand jury.  In late April 2011, the Company was advised that it is a subject of this investigation.  The U.S. Attorney’s Office has informed us that it is continuing its investigation with the intent to seek a criminal disposition.  Although we presently believe that this matter will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of this investigation.  Remedies in these matters could include, among other things, fines and compliance conditions.

Mr. Donald Hudson pleaded guilty in August of 2010 to one felony charge of making false statements to a federal investigator concerning his participation in the testing irregularities that were reported in May 2010.  He was sentenced to two years’ probation and 120 hours community service.  We do not believe that the U.S. Attorney’s Office is considering the initiation of criminal proceedings against any of our other employees in connection with this investigation.

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

In the third quarter of fiscal 2013, we settled an arbitration dispute with a third party not affiliated with the Venezuelan government, Petroleo or PDVSA related to the seizure of our property in Venezuela.  Proceeds of $15.0 million were received and recorded in discontinued operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2013, approximately 11 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the nine months ended June 30, 2013, approximately 64 percent of the international operating revenues were from operations in South America.

Reference is made to the risk factors pertaining to the Company’s securities portfolio in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2012.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2013, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof.

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

10.1

Sixth Amendment to Office Lease between ASP, Inc. and Helmerich & Payne, Inc. dated April 24, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 26, 2013, SEC File No. 001-04221).

10.2

Stock Purchase Agreement, dated as of May 23, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 28, 2013, SEC File No. 001-04221).

10.3

Lock-Up-Agreement, dated as of May 23, 2013, by and between Helmerich & Payne International Drilling Co. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 28, 2013, SEC File No. 001-04221).

10.4

First Amendment to Stock Purchase Agreement dated as of June 13, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 13, 2013, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2013, filed on August 2, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: August 2, 2013	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, Chief Executive Officer

Date: August 2, 2013	By:	/S/ JUAN PABLO TARDIO
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

10.1

Sixth Amendment to Office Lease between ASP, Inc. and Helmerich & Payne, Inc. dated April 24, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 26, 2013, SEC File No. 001-04221).

10.2

Stock Purchase Agreement, dated as of May 23, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 28, 2013, SEC File No. 001-04221).

10.3

Lock-Up-Agreement, dated as of May 23, 2013, by and between Helmerich & Payne International Drilling Co. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 28, 2013, SEC File No. 001-04221).

10.4

First Amendment to Stock Purchase Agreement dated as of June 13, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 13, 2013, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2013, filed on August 2, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Stockholders’ Equity, (iv) the Consolidated Condensed Statements of Cash Flows and (v) the Notes to Consolidated Condensed Financial Statements.