Form 10-K/A
period 2013-09-30
HELMERICH & PAYNE INC
filed 2013-12-10
CIK 46765

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

(918) 742-5531

Registrant’s telephone number, including area code

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-K/A (Amendment No. 1).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Helmerich & Payne, Inc. (“Company”) for fiscal 2013, filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2013 (the “Original 10-K”) is being filed solely to correct the stated percentage of backlog revenue at September 30, 2013 that is not reasonably expected to be filled in fiscal 2014 (see “Backlog” in Part I — Item 1. Business).

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.  Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART I

Item 1.  BUSINESS

Helmerich & Payne, Inc. (hereafter referred to as the “Company”, “we”, “us” or “our”), was incorporated under the laws of the State of Delaware on February 3, 1940, and is successor to a business originally organized in 1920.  We are primarily engaged in contract drilling of oil and gas wells for others and this business accounts for almost all of our operating revenues.

Our contract drilling business is composed of three reportable business segments:  U.S. Land, Offshore and International Land.  During fiscal 2013, our U.S. Land operations drilled primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Pennsylvania, Ohio, Utah, Arkansas, New Mexico, Montana, North Dakota, West Virginia and Nevada.  Offshore operations were conducted in the Gulf of Mexico, and offshore of California and Equatorial Guinea.  Our International Land segment operated in six international locations during fiscal 2013:  Ecuador, Colombia, Argentina, Tunisia, Bahrain and United Arab Emirates (“UAE”).

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

Our subsidiary, TerraVici Drilling Solutions, Inc. (“TerraVici”), is developing patented rotary steerable technology to enhance horizontal and directional drilling operations.  We acquired TerraVici to primarily complement our existing drilling rig technology as well as to potentially offer directional drilling services to third parties.  By combining this new technology with our existing capabilities, we expect to improve drilling productivity and reduce total well cost to the customer.

On June 30, 2010, the Venezuelan government seized 11 rigs owned by our Venezuelan subsidiary and associated real and personal property.  We have sued the Bolivarian Republic of Venezuela and related governmental entities for damages sustained as a result of the seizure of our Venezuelan drilling business.  (For further information, see Item 3 — “Legal Proceedings”).  Our financial statements have been prepared with the net assets, results of operations, and cash flows of the Venezuelan operations presented as discontinued operations.  The operations from our Venezuelan subsidiary were previously an operating segment within our International Land segment.

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

In fiscal 2013, we received approximately 61 percent of our consolidated operating revenues from our ten largest contract drilling customers.  BHP Billiton, Devon Energy Production Co. LP and Occidental Oil and Gas Corporation (respectively, “BHP”, “Devon” and “Oxy”), including their affiliates, are our three largest contract drilling customers.  We perform drilling services for BHP and Devon in U.S. land operations and Oxy on a world-wide basis.  Revenues from drilling services performed for BHP, Devon and Oxy in fiscal 2013 accounted for approximately 11 percent, 10 percent and 10 percent, respectively, of our consolidated operating revenues for the same period.

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

During the mid-1990’s, we undertook an initiative to use our land and offshore platform drilling experience to develop a new generation of drilling rigs that would be safer, faster-moving and more capable than mechanical rigs.  In 1998, we put to work a new generation of highly mobile/depth flexible land drilling rigs (individually the “FlexRig®”).  Since the introduction of our FlexRigs, we have focused on designing and building high-performance, high-efficiency rigs to be used exclusively in our contract drilling business.  We believed that over time FlexRigs would displace older less capable rigs.  With the advent of unconventional shale plays, our AC drive FlexRigs have proven to be particularly well suited for more complex horizontal drilling requirements.  The FlexRig has been able to significantly reduce average rig move and drilling times compared to similar depth-rated traditional land rigs.  In addition, the FlexRig allows greater depth flexibility and provides greater operating efficiency.  The original rigs were designated as FlexRig1 and FlexRig2 rigs and were designed to drill wells with a depth of between 8,000 and 18,000 feet.  In 2001, we announced that we would build the next generation of FlexRigs, known as “FlexRig3”, which incorporated new drilling technology and new environmental and safety design.  This new design included integrated top drive, AC electric drive, hydraulic BOP handling system, hydraulic tubular make-up and break-out system, split crown and traveling blocks and an enlarged drill floor that enables simultaneous crew activities.  FlexRig3s were designed to target well depths of between 8,000 and 22,000 feet.

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

Drilling Contracts

Our drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects.  Each drilling rig operates under a separate drilling contract.  During fiscal 2013, all drilling services were performed on a “daywork” contract basis, under which we charge a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market.  We have previously performed contracts on a combination “footage” and “daywork” basis, under which we charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole.  Contracts performed on a “footage” basis involve a greater element of risk to the contractor than do contracts performed on a “daywork” basis.  Also, we have previously accepted “turnkey” contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a “footage” basis.  “Turnkey” contracts entail varying degrees of risk greater than the usual “footage” contract.  We have not accepted any “footage” or “turnkey” contracts in over fifteen years.  We believe that under current market conditions, “footage” and “turnkey” contract rates do not adequately compensate us for the added risks.  The duration of our drilling contracts are “well-to-well” or for a fixed term.  “Well-to-well” contracts are cancelable at the option of either party upon the completion of drilling at any one site.  Fixed-term contracts generally have a minimum term of at least six months but customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.

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

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of September 30, 2013 and 2012 was $2.9 billion and $3.6 billion, respectively.  The decrease in backlog at September 30, 2013 from September 30, 2012, is primarily due to expiration of long-term contracts.  Approximately 49.3 percent of the total September 30, 2013 backlog is not reasonably expected to be filled in fiscal 2014.  A portion of the backlog represents term contracts for new rigs that will be constructed in the future.

The following table sets forth the total backlog by reportable segment as of September 30, 2013 and 2012, and the percentage of the September 30, 2013 backlog not reasonably expected to be filled in fiscal 2014:

Reportable	Total Backlog Revenue		Percentage Not Reasonably
Segment	9/30/2013	9/30/2012	Expected to be Filled in Fiscal 2014
	(in billions)

U.S. Land	$2.4	$3.0	49.3%
Offshore	0.1	0.1	55.6%
International	0.4	0.5	46.9%
	$2.9	$3.6

We obtain certain key rig components from a single or limited number of vendors or fabricators.  Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas gulf coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  For further information, see Item 1A — “Risk Factors”.

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

FINANCIAL

Information relating to revenues, total assets and operating income by reportable operating segments may be found on, and is incorporated by reference to, Note 14 — “Segment Information” included in Item 8 — “Financial Statements and Supplementary Data” of this Form 10-K.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)                  The following documents are included as exhibits to this Form 10-K/A (Amendment No. 1):

Exhibit No.	Description

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By:	/s/ Steven R. Mackey
Steven R. Mackey
Executive Vice President

Date: December 10, 2013

Exhibit Index

The following documents are included as exhibits to this Form 10-K/A (Amendment No. 1).

Exhibit No.	Description

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