Form 10-Q
period 2013-12-31
HELMERICH & PAYNE INC
filed 2014-02-07
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2014
Common Stock, $0.10 par value	107,534,736

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$581,414	$447,868
Accounts receivable, less reserve of $4,795 at December 31, 2013 and September 30, 2013	630,240	621,420
Inventories	97,335	88,866
Deferred income taxes	17,323	16,414
Prepaid expenses and other	61,222	79,938
Current assets of discontinued operations	3,756	3,705
Total current assets	1,391,290	1,258,211

Investments	312,455	316,154
Property, plant and equipment, net	4,693,770	4,676,103
Other assets	13,072	14,359

Total assets	$6,410,587	$6,264,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,490	$144,379
Accrued liabilities	229,998	189,684
Long-term debt due within one year	115,000	115,000
Current liabilities of discontinued operations	3,249	3,210
Total current liabilities	478,737	452,273

Noncurrent liabilities:
Long-term debt	80,000	80,000
Deferred income taxes	1,222,653	1,222,981
Other	60,078	65,351
Noncurrent liabilities of discontinued operations	507	495
Total noncurrent liabilities	1,363,238	1,368,827

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 109,622,908 shares and 108,738,577 shares issued as of December 31, 2013 and September 30, 2013, respectively and 107,445,835 and 106,716,970 shares outstanding as of December 31, 2013 and September 30, 2013, respectively	10,962	10,874
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	322,889	288,758
Retained earnings	4,208,074	4,102,663
Accumulated other comprehensive income	129,716	132,530
Treasury stock, at cost	(103,029)	(91,098)
Total shareholders’ equity	4,568,612	4,443,727

Total liabilities and shareholders’ equity	$6,410,587	$6,264,827

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012
Operating revenues:
Drilling — U.S. Land	$731,674	$696,030
Drilling — Offshore	59,054	57,718
Drilling — International Land	95,341	87,267
Other	3,083	3,557
	889,152	844,572

Operating costs and other:
Operating costs, excluding depreciation	474,048	466,871
Depreciation	120,237	106,599
General and administrative	32,243	32,421
Research and development	4,257	3,353
Income from asset sales	(5,664)	(5,219)
	625,121	604,025

Operating income from continuing operations	264,031	240,547

Other income (expense):
Interest and dividend income	453	426
Interest expense	(1,194)	(1,308)
Gain from sale of investment securities	—	8,752
Other	(345)	(2,084)
	(1,086)	5,786

Income from continuing operations before income taxes	262,945	246,333
Income tax provision	89,763	86,722
Income from continuing operations	173,182	159,611

Loss from discontinued operations before income taxes	—	(8)
Income tax provision	—	—

Loss from discontinued operations	—	(8)

NET INCOME	$173,182	$159,603

Basic earnings per common share:
Income from continuing operations	$1.61	$1.50
Income from discontinued operations	$—	$—
Net income	$1.61	$1.50

Diluted earnings per common share:
Income from continuing operations	$1.59	$1.48
Income from discontinued operations	$—	$—
Net income	$1.59	$1.48

Weighted average shares outstanding:
Basic	107,149	105,867
Diluted	108,577	107,412

Dividends declared per common share	$0.625	$0.150

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012

Net income	$173,182	$159,603
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of $1.9 million at December 31, 2013 and $0.1 million at December 31, 2012	(2,961)	(134)
Minimum pension liability adjustments, net of income taxes of $0.1 million at December 31, 2013 and $0.2 million at December 31, 2012	147	433
Other comprehensive income (loss)	(2,814)	299
Comprehensive income	$170,368	$159,902

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$173,182	$159,603
Adjustment for loss from discontinued operations	—	8
Income from continuing operations	173,182	159,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,237	106,599
Provision for bad debt	—	2
Stock-based compensation	7,010	6,028
Other	—	1
Gain on sale of investment securities	—	(8,752)
Income from asset sales	(5,664)	(5,219)
Deferred income tax expense	1,943	11,638
Change in assets and liabilities:
Accounts receivable	(8,820)	40,314
Inventories	(8,469)	(1,973)
Prepaid expenses and other	20,003	29,459
Accounts payable	(25,701)	(54,316)
Accrued liabilities	38,705	64,251
Deferred income taxes	(1,317)	(654)
Other noncurrent liabilities	(6,251)	(5,059)
Net cash provided by operating activities from continuing operations	304,858	341,930
Net cash used in operating activities from discontinued operations	—	(8)
Net cash provided by operating activities	304,858	341,922

INVESTING ACTIVITIES:
Capital expenditures	(140,643)	(219,444)
Proceeds from sale of investment securities	—	18,102
Proceeds from asset sales	7,913	7,414
Net cash used in investing activities	(132,730)	(193,928)

FINANCING ACTIVITIES:
Dividends paid	(53,860)	(7,432)
Exercise of stock options	8,201	473
Tax withholdings related to net share settlements of restricted stock	(3,049)	(1,677)
Excess tax benefit from stock-based compensation	10,126	5,693
Net cash used in financing activities	(38,582)	(2,943)

Net increase in cash and cash equivalents	133,546	145,051
Cash and cash equivalents, beginning of period	447,868	96,095
Cash and cash equivalents, end of period	$581,414	$241,146

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2013

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2013	108,739	$10,874	$288,758	$4,102,663	$132,530	2,022	$(91,098)	$4,443,727
Net income				173,182				173,182
Other comprehensive loss					(2,814)			(2,814)
Cash dividends ($0.625 per share)				(67,771)				(67,771)
Exercise of stock options	727	72	17,011			117	(8,882)	8,201
Tax benefit of stock-based awards, including excess tax benefits of $10.1 million			10,126					10,126
Stock issued for vested restricted stock, net of shares withheld for employee taxes	157	16	(16)			38	(3,049)	(3,049)
Stock-based compensation			7,010					7,010

Balance, December 31, 2013	109,623	$10,962	$322,889	$4,208,074	$129,716	2,177	$(103,029)	$4,568,612

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2013 Annual Report on Form 10-K, as amended, and other current filings with the Commission.  In the opinion of management all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

As more fully described in our 2013 Annual Report on Form 10-K, as amended, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2013	2012
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$173,182	$159,611
Loss from discontinued operations	—	(8)
Net income	173,182	159,603
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(992)	(730)
Numerator for basic earnings per share:
From continuing operations	172,190	158,881
From discontinued operations	—	(8)
	172,190	158,873
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	7	9
Numerator for diluted earnings per share:
From continuing operations	172,197	158,890
From discontinued operations	—	(8)
	$172,197	$158,882
Denominator:
Denominator for basic earnings per share — weighted-average shares	107,149	105,867
Effect of dilutive shares from stock options and restricted stock	1,428	1,545
Denominator for diluted earnings per share — adjusted weighted-average shares	108,577	107,412
Basic earnings per common share:
Income from continuing operations	$1.61	$1.50
Income from discontinued operations	—	—
Net income	$1.61	$1.50

Diluted earnings per common share:
Income from continuing operations	$1.59	$1.48
Income from discontinued operations	—	—
Net income	$1.59	$1.48

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2013	2012
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	261	806
Weighted-average price per share	$79.67	$57.24

4.             Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities December 31, 2013	$68,434	$232,308	$—	$300,742
Equity securities September 30, 2013	$68,434	$237,214	$—	$305,648

On an ongoing basis we evaluate the marketable equity securities to determine if a decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.

During the three months ended December 31, 2013, we had no sales of investment securities.  During the first quarter ended December 31, 2012, we sold our shares in three limited partnerships that were primarily invested in international equities realizing a gain of $8.8 million which is included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair value based on level 1 inputs described below.  The fair value totaled $11.7 million at December 31, 2013 and $10.5 million at September 30, 2013.

The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government.  The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

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

At December 31, 2013, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2013, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2013:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$581,414	$581,414	$—	$—
Equity securities	300,742	300,742	—	—
Other current assets	25,648	25,398	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$909,804	$909,554	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013
	(in millions)

Carrying value of fixed-rate debt	$195.0	$195.0
Fair value of fixed-rate debt	$200.1	$205.4

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.             Accumulated Other Comprehensive Income

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended December 31, 2013:

	Unrealized
	Depreciation on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Beginning balance	$144,161	$(11,631)	$132,530
Other comprehensive income before reclassifications	(2,961)	—	(2,961)
Amounts reclassified from accumulated othercomprehensive income	—	147	147
Net current-period other comprehensive income	(2,961)	147	(2,814)
Ending balance	$141,200	$(11,484)	$129,716

The amount reclassified from accumulated other comprehensive income is attributable to the amortization of net actuarial loss included in the computation of net periodic benefit cost as shown in Note 12.

6.             Cash Dividends

The $0.50 per share cash dividend declared September 4, 2013, was paid December 2, 2013.  On December 3, 2013, a cash dividend of $0.625 per share was declared for shareholders of record on February 14, 2014, payable March 3, 2014. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.             Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Board of Directors to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 261,438 non-qualified stock options and 230,375 shares of restricted stock awards granted in the three months ended December 31, 2013.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)
Compensation expense
Stock options	$3,653	$3,483
Restricted stock	3,357	2,545
	$7,010	$6,028

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2013 and 2012:

	2013	2012

Risk-free interest rate	1.58%	0.7%
Expected stock volatility	52.55%	53.87%
Dividend yield	3.14%	1.1%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three months ended December 31, 2013 is presented in the following tables:

	Three Months Ended December 31, 2013
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at October 1, 2013	3,991	$34.12
Granted	261	79.67
Exercised	(727)	23.50
Forfeited/Expired	(1)	55.03
Outstanding at December 31, 2013	3,524	$39.69	5.4	$156.5
Vested and expected to vest at December 31, 2013	3,505	$39.52	5.4	$156.2

Exercisable at December 31, 2013	2,771	$33.46	4.5	$140.3

The weighted-average fair value of options granted in the first quarter of fiscal 2014 was $29.44.

The total intrinsic value of options exercised during the three months ended December 31, 2013 was $38.4 million.

As of December 31, 2013 the unrecognized compensation cost related to stock options was $13.2 million which is expected to be recognized over a weighted-average period of 3.0 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2013, there was $31.6 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.9 years.

A summary of the status of our restricted stock awards as of December 31, 2013 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2013
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2013	576	$55.17
Granted	230	79.67
Vested (1)	(157)	54.08
Forfeited	(2)	54.51
Unvested at December 31, 2013	647	$64.16

(1)       The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At December 31, 2013 and September 30, 2013, we had the following unsecured long-term debt outstanding:

	December 31,	September 30,
	2013	2013
	(in thousands)
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$75,000	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$195,000	$195,000
Less long-term debt due within one year	115,000	115,000
Long-term debt	$80,000	$80,000

The intermediate unsecured debt outstanding at December 31, 2013 matures August 15, 2014 and carries an interest rate of 6.56 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities.

We have $120 million in senior unsecured fixed-rate notes outstanding at December 31, 2013 that mature over a period from July 2014 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2014 through July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on December 31, 2013, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  At December 31, 2013, we were in compliance with all debt covenants.  As of December 31, 2013, there were no borrowings, but there were three letters of credit outstanding in the amount of $30.7 million.  At December 31, 2013, we had $269.3 million available to borrow under our $300 million unsecured credit facility.

At December 31, 2013, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

9.     Income Taxes

Our effective tax rate for the three months ended December 31, 2013 and 2012 was 34.1 percent and 35.2 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and an increase in Internal Revenue Code Section 199 deduction for domestic production activities in the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $11.2 million to $14.2 million during the next 12 months due to international matters.

10.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $221.7 million are outstanding at December 31, 2013.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“PDVSA”) and PDVSA Petroleo, S.A. (“Petroleo”).  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.’s offshore platform rigs in the Gulf of Mexico.  In November 2013, we paid a $5.4 million monetary penalty and made a $1.0 million organizational community service payment which were included in accrued liabilities on the September 30, 2013 Consolidated Balance Sheet and in operating costs, excluding depreciation in the September 30, 2013 Consolidated Statement of Income.  We are also currently engaged in discussions with the Inspector General’s office of the Department of Interior regarding the same events that were the subject of the DOJ’s investigation.  Although we presently believe that the outcome of our discussions will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of these discussions.

11.       Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  To provide information about the different types of business activities in which we operate, we have included Offshore and International Land, along with our U.S. Land reportable operating segment, as separate reportable operating segments.  Additionally, each reportable operating segment is a strategic business unit that is managed separately.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Tunisia, Bahrain, U.A.E. and other South American countries.  Other includes additional non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2013 and 2012 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2013
Contract Drilling:
U.S. Land	$731,674	$—	$731,674	$250,952
Offshore	59,054	—	59,054	18,498
International Land	95,341	—	95,341	12,751
	886,069	—	886,069	282,201
Other	3,083	220	3,303	(3,005)
	889,152	220	889,372	279,196
Eliminations	—	(220)	(220)	—
Total	$889,152	$—	$889,152	$279,196

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2012
Contract Drilling:
U.S. Land	$696,030	$—	$696,030	$234,388
Offshore	57,718	—	57,718	15,006
International Land	87,267	—	87,267	9,111
	841,015	—	841,015	258,505
Other	3,557	215	3,772	(1,635)
	844,572	215	844,787	256,870
Eliminations	—	(215)	(215)	—
Total	$844,572	$—	$844,572	$256,870

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)

Segment operating income	$279,196	$256,870
Income from asset sales	5,664	5,219
Corporate general and administrative costs and corporate depreciation	(20,829)	(21,542)
Operating income	264,031	240,547

Other income (expense):
Interest and dividend income	453	426
Interest expense	(1,194)	(1,308)
Gain on sale of investment securities	—	8,752
Other	(345)	(2,084)
Total other income (expense)	(1,086)	5,786

Income from continuing operations before income taxes	$262,945	$246,333

The following table presents total assets by reportable segment.

	December 31,	September 30,
	2013	2013
	(in thousands)
Total assets
U.S. Land	$4,800,522	$4,743,644
Offshore	135,151	149,128
International Land	466,691	486,914
Other	32,721	32,789
	5,435,085	5,412,475
Investments and corporate operations	971,746	848,647
Total assets from continued operations	6,406,831	6,261,122
Discontinued operations	3,756	3,705
	$6,410,587	$6,264,827

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)
Operating revenues
United States	$788,691	$756,485
Colombia	26,730	27,405
Argentina	26,359	13,596
Ecuador	17,800	16,630
Other foreign	29,572	30,456
Total	$889,152	$844,572

12.       Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2013 and 2012 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)

Interest cost	$1,201	$1,105
Expected return on plan assets	(1,664)	(1,496)
Recognized net actuarial loss	229	685
Net pension expense	$(234)	$294

Employer Contributions

We did not make any contributions to the Pension Plan during the three months ended December 31, 2013.  Subsequent to December 31, 2013 we contributed $0.5 million to fund distributions.  We estimate contributing at least $0.1 million for the remainder of fiscal 2014 to meet the minimum contribution required by law and expect additional contributions to be made to fund distributions.

13.  International Risk Factors

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

14.  Recently Issued Accounting Standards

On October 1, 2013, we adopted Accounting Standards Update (“ASU”) 2013-02, Other Comprehensive Income.  ASU No. 2013-02 amended ASC 220, Comprehensive Income, and superseded and replaced ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Comprehensive Income. The standard did not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.   The adoption had no impact on the amount of OCI reported in the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2013

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2013 Annual Report on Form 10-K, as amended.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, the loss of one or a number of our largest customers, early termination of drilling contracts and failure to realize backlog drilling revenue, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets and other international uncertainties, loss of well control, pollution of offshore waters and reservoir damage, operational risks that are not fully insured against or covered by adequate contractual indemnities, passage of laws or regulations including those limiting hydraulic fracturing, litigation and governmental investigations, failure to comply with the terms of our plea agreement with the United States Department of Justice, failure to comply with the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and other governmental laws and regulations, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in drilling or other technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2013 Annual Report on Form 10-K, as amended, and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012

We reported net income of $173.2 million ($1.59 per diluted share) from operating revenues of $889.2 million for the first quarter ended December 31, 2013, compared with net income of $159.6 million ($1.48 per diluted share) from operating revenues of $844.6 million for the first quarter of fiscal year 2013.  Net income for the first quarter of fiscal 2014 includes approximately $3.7 million ($0.03 per diluted share) of after-tax gains from the sale of assets. Net income for the first quarter of fiscal 2013 includes approximately $5.5 million ($0.05 per diluted share) of after-tax gains from the sale of investment securities and approximately $3.4 million ($0.03 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2013 and 2012.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2013	2012
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$731,674	$696,030
Direct operating expenses	367,186	361,068
General and administrative expense	9,957	9,321
Depreciation	103,579	91,253
Segment operating income	$250,952	$234,388

Revenue days	23,464	21,743
Average rig revenue per day	$28,468	$28,040
Average rig expense per day	$12,934	$12,634
Average rig margin per day	$15,534	$15,406
Rig utilization	84%	82%

U.S. Land segment operating income increased to $251.0 million for the first quarter of fiscal 2014 compared to $234.4 million in the same period of fiscal 2013.  Revenues were $731.7 million and $696.0 million in the first quarter of fiscal 2014 and 2013, respectively.  Included in U.S. land revenues for the three months ended December 31, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $63.7 million and $86.4 million, respectively.  Also included in revenue for the three months ended December 31, 2013 and 2012 are early termination fees of $9.9 million and $0.8 million, respectively.

Segment operating income increased in the comparable quarters primarily due to an increase in revenue days.  U.S. land rig utilization increased to 84 percent for the first quarter of fiscal 2014 compared to 82 percent for the first quarter of fiscal 2013.  U.S. land rig revenue days for the first quarter of fiscal 2014 were 23,464 compared with 21,743 for the same period of fiscal 2013, with an average of 255.0 and 236.3 rigs working during the first quarter of fiscal 2014 and 2013, respectively.

At December 31, 2013, 264 out of 309 existing rigs in the U.S. Land segment were contracted. Of the 264 contracted rigs, 160 were under fixed term contracts and 104 were working in the spot market. At January 30, 2014, the number of existing rigs under fixed term contracts in the segment decreased to 155 and the number of rigs working in the spot market increased to 114.

	Three Months Ended December 31,
	2013	2012
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$59,054	$57,718
Direct operating expenses	34,876	37,207
General and administrative expense	2,330	2,235
Depreciation	3,350	3,270
Segment operating income	$18,498	$15,006

Revenue days	736	736
Average rig revenue per day	$62,306	$61,936
Average rig expense per day	$34,857	$36,154
Average rig margin per day	$27,449	$25,782
Rig utilization	89%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $2.8 million and $6.3 million for the three months ended December 31, 2013 and 2012, respectively.

Segment operating income increased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily due to a higher average rig margin per day.

At the end of both comparative periods, eight of our nine platform rigs were active.

	Three Months Ended December 31,
	2013	2012
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$95,341	$87,267
Direct operating expenses	71,930	68,639
General and administrative expense	1,000	1,039
Depreciation	9,660	8,478
Segment operating income (loss)	$12,751	$9,111

Revenue days	2,156	2,237
Average rig revenue per day	$38,433	$35,511
Average rig expense per day	$28,091	$27,111
Average rig margin per day	$10,342	$8,400
Rig utilization	82%	85%

International Land segment operating income for the first quarter of fiscal 2014 was $12.8 million compared to $9.1 million in the same period of fiscal 2013.  Included in International land revenues for the three months ended December 31, 2013 and 2012 are reimbursements for “out-of-pocket” expenses of $12.5 million and $7.8 million, respectively.

The average revenue per day for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 increased $2,922 primarily due to increases in average dayrates.  During the current quarter, an average of 23.7 rigs worked compared to an average of 24.6 rigs in the first quarter of fiscal 2013.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2013 and 2012, we incurred $4.3 million and $3.4 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $32.2 million in the first quarter of fiscal 2014 compared to $32.4 million in the first quarter of fiscal 2013.

Income from the sale of investment securities was $8.8 million in the first quarter of fiscal 2013 which was attributable to the sale of our share in three limited partnerships that were primarily invested in international equities.

Income tax expense increased to $89.8 million in the first quarter of fiscal 2014 from $86.7 million in the first quarter of fiscal 2013, primarily due to an increase in operating income.  The effective tax rate from continuing operations decreased to 34.1 percent from 35.2 percent for the two comparable quarters.

Interest expense was $1.2 million and $1.3 million in the first quarter of fiscal 2014 and 2013, respectively. Capitalized interest, all attributable to our rig construction, was $2.1 million and $2.7 million for the comparable quarters.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $581.4 million at December 31, 2013 from $447.9 million at September 30, 2013. The following table provides a summary of cash flows:

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)
Net cash provided (used) by:

Operating activities	$304,858	$341,922
Investing activities	(132,730)	(193,928)
Financing activities	(38,582)	(2,943)
Increase in cash and cash equivalents	$133,546	$145,051

Operating activities

Cash flows from operating activities were approximately $304.9 million for the three months ended December 31, 2013 compared to approximately $341.9 million for the same period ended December 31, 2012.  The decrease in cash provided from operating activities is primarily due to an increase of $8.8 million in accounts receivable during the three months ended December 31, 2013 compared to a decrease of $40.3 million in accounts receivable during the three months ended December 31, 2012.

Investing activities

Capital expenditures during the three months ended December 31, 2013 were $140.6 million compared to $219.4 million during the three months ended December 31, 2012.

Financing activities

In June 2013, we announced a dividend increase to $0.50 per share of common stock.  The increase resulted in dividends paid of $53.9 million during the quarter ended December 31, 2013 compared to $0.07 per share of common stock or $7.4 million paid during the quarter ended December 31, 2012.  On December 3, 2013, we announced a dividend increase to $0.625 per share of common stock which will increase dividends paid in the quarter ending March 31, 2014.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our existing credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, dividends and debt obligations during fiscal 2014.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $195.0 million at December 31, 2013, $115.0 million of which is due during fiscal 2014. For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2013 and September 30, 2013 was $3.3 billion and $2.9 billion, respectively.  The increase in backlog at December 31, 2013 from September 30, 2013 is primarily due to the expected revenue from new multi-year contracts announced since October 1, 2013.  Approximately 62.3 percent of the December 31, 2013 backlog is not reasonably expected to be filled in fiscal 2014. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of December 31, 2013 and September 30, 2013, and the percentage of the December 31, 2013 backlog not reasonably expected to be filled in fiscal 2014:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2013	2013	Expected to be Filled in Fiscal 2014
	(in billions)

U.S. Land	$2.8	$2.4	62.5%
Offshore	0.1	0.1	64.4%
International Land	0.4	0.4	59.4%
	$3.3	$2.9

Capital Resources

Since September 30, 2013, we have announced that we had secured multi-year term contracts to build and operate 35 new FlexRigs with nine customers in the U.S.  We expect our new FlexRig construction cadence to continue at a rate of approximately two per month through the end of the second fiscal quarter and to increase to approximately three per month beginning in April through the end of the fiscal year.  During the three months ended December 31, 2013, we completed and placed into service seven new FlexRigs.  Six additional new FlexRigs under fixed term contract were completed by the end of January 2014.  In addition, we have an agreement to build a new 3,000 horsepower AC drive rig which is scheduled to begin operations in an international location in the spring of 2014.  Like those completed in prior fiscal periods, each of the 35 new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2014 has been increased to $950 million given the increasing demand for FlexRigs.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  Capital expenditures were $140.6 million and $219.4 million for the first three months of fiscal 2014 and 2013, respectively.

There were no other significant changes in our financial position since September 30, 2013.

MATERIAL COMMITMENTS

Material commitments as reported in our 2013 Annual Report on Form 10-K, as amended, has not changed significantly at December 31, 2013.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2013 Annual Report on Form 10-K, as amended.  There have been no material changes in these critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

On October 1, 2013, we adopted ASU 2013-02, Other Comprehensive Income.  ASU No. 2013-02 amended ASC 220, Comprehensive Income, and superseded and replaced ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Comprehensive Income. The standard did not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.   The adoption had no impact on the amount of OCI reported in the Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

December 31, 2013

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on November 27, 2013;

•                  Note 8 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 13 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Investigation by the U.S. Attorney.  On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.’s offshore platform rigs in the Gulf of Mexico.  We are also currently engaged in discussions with the Inspector General’s office of the Department of Interior regarding the same events that were the subject of the DOJ’s investigation.  Although we presently believe that the outcome of our discussions will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of these discussions.

Venezuela Expropriation.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. (“PDVSA”) and PDVSA Petroleo, S.A. (“Petroleo”).  We are seeking damages for the taking of our Venezuelan drilling business in violation of international law and for breach of contract.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2013, approximately 11 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the three months ended December 31, 2013, approximately 74 percent of the international operating revenues were from operations in South America.

Other risk factors.

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K, as amended, for the year ended September 30, 2013.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2014, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K, as amended, for the year ended September 30, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase of Common Stock for the three months ended December 31, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number That May Yet Be Purchased Under Plans or Programs (2)

October 1 — October 31, 2013	40,206	$74.21	—	4,000,000

November 1 — November 30, 2013	—	—	—	4,000,000

December 1 — December 31, 2013	37,864	80.53	—	4,000,000

TOTAL	78,070	$77.28	—	4,000,000

(1) The total number of shares purchased includes shares acquired in connection with the exercise of stock options and for the payment of taxes associated with the vesting of shares of restricted stock under the share withholding provisions of our long-term incentive plans.  No shares were purchased in the open market during the quarter ended December 31, 2013.  Subject to market considerations, the Company may repurchase shares in the open market.  Repurchases, if any, would be funded with current cash and cash equivalents.

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

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives.
10.2	Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Plea Agreement dated October 30, 2013 between Helmerich & Payne International Drilling Co. and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on November 8, 2013, SEC File No. 001-04221).

101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2013, filed on February 7, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 7, 2014	By:	/S/ HANS C. HELMERICH
Hans C. Helmerich, Chief Executive Officer

Date: February 7, 2014	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives.
10.2	Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Plea Agreement dated October 30, 2013 between Helmerich & Payne International Drilling Co. and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on November 8, 2013, SEC File No. 001-04221).

101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2013, filed on February 7, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.