Form 10-Q
period 2014-03-31
HELMERICH & PAYNE INC
filed 2014-05-02
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2014
Common Stock, $0.10 par value	108,143,213

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$584,979	$447,868
Accounts receivable, less reserve of $4,601 at March 31, 2014 and $4,795 at September 30, 2013	624,108	621,420
Inventories	99,829	88,866
Deferred income taxes	13,998	16,414
Prepaid expenses and other	59,091	79,938
Current assets of discontinued operations	6,979	3,705
Total current assets	1,388,984	1,258,211

Investments	284,670	316,154
Property, plant and equipment, net	4,801,236	4,676,103
Other assets	13,391	14,359

Total assets	$6,488,281	$6,264,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,300	$144,379
Accrued liabilities	184,847	189,684
Long-term debt due within one year	115,000	115,000
Current liabilities of discontinued operations	3,341	3,210
Total current liabilities	438,488	452,273

Noncurrent liabilities:
Long-term debt	80,000	80,000
Deferred income taxes	1,220,624	1,222,981
Other	57,458	65,351
Noncurrent liabilities of discontinued operations	3,638	495
Total noncurrent liabilities	1,361,720	1,368,827

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 110,323,930 shares and 108,738,577 shares issued as of March 31, 2014 and September 30, 2013, respectively and 108,065,638 shares and 106,716,970 shares outstanding as of March 31, 2014 and September 30, 2013, respectively	11,032	10,874
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	359,995	288,758
Retained earnings	4,314,571	4,102,663
Accumulated other comprehensive income	113,425	132,530
Treasury stock, at cost	(110,950)	(91,098)
Total shareholders’ equity	4,688,073	4,443,727

Total liabilities and shareholders’ equity	$6,488,281	$6,264,827

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating revenues:
Drilling — U.S. Land	$741,791	$685,710	$1,473,465	$1,381,740
Drilling — Offshore	63,276	55,605	122,330	113,323
Drilling — International Land	85,533	94,092	180,874	181,359
Other	2,830	2,902	5,913	6,459
	893,430	838,309	1,782,582	1,682,881

Operating costs and other:
Operating costs, excluding depreciation	480,167	461,737	954,215	928,608
Depreciation	123,963	112,433	244,200	219,032
General and administrative	34,431	32,836	66,674	65,257
Research and development	3,625	3,696	7,882	7,049
Income from asset sales	(4,098)	(5,313)	(9,762)	(10,532)
	638,088	605,389	1,263,209	1,209,414

Operating income from continuing operations	255,342	232,920	519,373	473,467

Other income (expense):
Interest and dividend income	490	315	943	741
Interest expense	(1,725)	(1,186)	(2,919)	(2,494)
Gain from sale of investment securities	21,352	—	21,352	8,752
Other	(32)	103	(377)	(1,981)
	20,085	(768)	18,999	5,018

Income from continuing operations before income taxes	275,427	232,152	538,372	478,485
Income tax provision	100,838	81,085	190,601	167,807
Income from continuing operations	174,589	151,067	347,771	310,678

Income (loss) from discontinued operations before income taxes	2,786	(472)	2,786	(480)
Income tax provision	2,805	(485)	2,805	(485)

Income (loss) from discontinued operations	(19)	13	(19)	5

NET INCOME	$174,570	$151,080	$347,752	$310,683

Basic earnings per common share:
Income from continuing operations	$1.61	$1.41	$3.22	$2.91
Income from discontinued operations	$—	$—	$—	$—
Net income	$1.61	$1.41	$3.22	$2.91

Diluted earnings per common share:
Income from continuing operations	$1.59	$1.39	$3.17	$2.87
Income from discontinued operations	$—	$—	$—	$—
Net income	$1.59	$1.39	$3.17	$2.87

Weighted average shares outstanding:
Basic	107,692	106,326	107,417	106,094
Diluted	109,081	107,786	108,945	107,640

Dividends declared per common share	$0.625	$0.15	$1.25	$0.30

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income	$174,570	$151,080	$347,752	$310,683
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($2.3) million and ($4.3) million at March 31, 2014 and $21.9 million and $21.8 million at March 31, 2013	(3,552)	37,516	(6,513)	37,382
Reclassification of realized gains in net income, net of income taxes of ($8.5) million at March 31, 2014	(12,884)	—	(12,884)	—
Minimum pension liability adjustments, net of income taxes of $0.1 million and $0.2 million at March 31, 2014 and $0.3 million and $0.5 million at March 31, 2013	145	432	292	865
Other comprehensive income (loss)	(16,291)	37,948	(19,105)	38,247
Comprehensive income	$158,279	$189,028	$328,647	$348,930

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$347,752	$310,683
Adjustment for (income) loss from discontinued operations	19	(5)
Income from continuing operations	347,771	310,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244,200	219,032
Provision for bad debt	(194)	3,792
Stock-based compensation	12,804	11,726
Other	—	772
Gain on sale of investment securities	(21,352)	(8,752)
Income from asset sales	(9,762)	(10,532)
Deferred income tax expense	13,751	20,127
Change in assets and liabilities:
Accounts receivable	(2,494)	13,459
Inventories	(10,963)	(6,148)
Prepaid expenses and other	21,815	31,046
Accounts payable	(25,337)	(70,000)
Accrued liabilities	(19,017)	(7,826)
Deferred income taxes	(1,109)	(1,211)
Other noncurrent liabilities	(10,083)	(11,855)
Net cash provided by operating activities from continuing operations	540,030	494,308
Net cash provided by (used in) operating activities from discontinued operations	(19)	5
Net cash provided by operating activities	540,011	494,313

INVESTING ACTIVITIES:
Capital expenditures	(356,753)	(438,473)
Proceeds from sale of investment securities	23,338	18,102
Proceeds from asset sales	13,321	16,151
Net cash used in investing activities	(320,094)	(404,220)

FINANCING ACTIVITIES:
Dividends paid	(121,545)	(23,469)
Exercise of stock options	19,701	4,906
Tax withholdings related to net share settlements of restricted stock	(3,049)	(1,677)
Excess tax benefit from stock-based compensation	22,087	7,045
Net cash used in financing activities	(82,806)	(13,195)

Net increase in cash and cash equivalents	137,111	76,898
Cash and cash equivalents, beginning of period	447,868	96,095
Cash and cash equivalents, end of period	$584,979	$172,993

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2014

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2013	108,739	$10,874	$288,758	$4,102,663	$132,530	2,022	$(91,098)	$4,443,727
Net income				347,752				347,752
Other comprehensive loss					(19,105)			(19,105)
Cash dividends ($1.25 per share)				(135,844)				(135,844)
Exercise of stock options	1,428	142	36,362			198	(16,803)	19,701
Tax benefit of stock-based awards, including excess tax benefits of $22.1 million			22,087					22,087
Stock issued for vested restricted stock, net of shares withheld for employee taxes	157	16	(16)			38	(3,049)	(3,049)
Stock-based compensation			12,804					12,804

Balance, March 31, 2014	110,324	$11,032	$359,995	$4,314,571	$113,425	2,258	$(110,950)	$4,688,073

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$174,589	$151,067	$347,771	$310,678
Income (loss) from discontinued operations	(19)	13	(19)	5
Net income	174,570	151,080	347,752	310,683
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(1,035)	(820)	(2,027)	(1,553)
Numerator for basic earnings per share:
From continuing operations	173,554	150,247	345,744	309,125
From discontinued operations	(19)	13	(19)	5
	173,535	150,260	345,725	309,130
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	8	10	17	19
Numerator for diluted earnings per share:
From continuing operations	173,562	150,257	345,761	309,144
From discontinued operations	(19)	13	(19)	5
	$173,543	$150,270	$345,742	$309,149
Denominator:
Denominator for basic earnings per share — weighted-average shares	107,692	106,326	107,417	106,094
Effect of dilutive shares from stock options and restricted stock	1,389	1,460	1,528	1,546
Denominator for diluted earnings per share — adjusted weighted-average shares	109,081	107,786	108,945	107,640
Basic earnings per common share:
Income from continuing operations	$1.61	$1.41	$3.22	$2.91
Income from discontinued operations	—	—	—	—
Net income	$1.61	$1.41	$3.22	$2.91
Diluted earnings per common share:
Income from continuing operations	$1.59	$1.39	$3.17	$2.87
Income from discontinued operations	—	—	—	—
Net income	$1.59	$1.39	$3.17	$2.87

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	215	752	256	365
Weighted-average price per share	$79.67	$57.30	$79.67	$54.18

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities March 31, 2014	$66,448	$205,068	$—	$271,516
Equity securities September 30, 2013	$68,434	$237,214	$—	$305,648

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

During the three months ended March 31, 2014, marketable equity available-for-sale securities with a fair value at the date of sale of $23.3 million were sold.  The gross realized gain on such sales of available-for-sale securities totaled $21.4 million.  We had no sales of marketable equity available-for-sale securities during the six months ended March 31, 2013.  During the six months ended March 31, 2013, we sold our shares in three limited partnerships that were primarily invested in international equities realizing a gain of $8.8 million which is included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair value based on level 1 inputs described below.  The fair value totaled $13.2 million at March 31, 2014 and $10.5 million at September 30, 2013.

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

At March 31, 2014, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, restricted cash included in other current assets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At March 31, 2014, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2014:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$584,979	$584,979	$—	$—
Equity securities	271,516	271,516	—	—
Other current assets	31,174	30,924	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$889,669	$889,419	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
	(in millions)

Carrying value of fixed-rate debt	$195.0	$195.0
Fair value of fixed-rate debt	$203.6	$205.4

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.              Accumulated Other Comprehensive Income

	March 31,	September 30,
	2014	2013
	(in thousands)

Pre-tax amounts:
Unrealized appreciation on securities	$205,068	$237,214
Unrecognized actuarial loss	(18,752)	(19,210)
	$186,316	$218,004
After-tax amounts:
Unrealized appreciation on securities	$124,764	$144,161
Unrecognized actuarial loss	(11,339)	(11,631)
	$113,425	$132,530

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at January 1, 2014	$141,200	$(11,484)	$129,716
Other comprehensive loss before reclassifications	(3,552)	—	(3,552)
Amounts reclassified from accumulated other comprehensive income (loss)	(12,884)	145	(12,739)
Net current-period other comprehensive income (loss)	(16,436)	145	(16,291)
Balances at March 31, 2014	$124,764	$(11,339)	$113,425

	Six Months Ended March 31, 2014
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balance at October 1, 2013	$144,161	$(11,631)	$132,530
Other comprehensive loss before reclassifications	(6,513)	—	(6,513)
Amounts reclassified from accumulated other comprehensive income	(12,884)	292	(12,592)
Net current-period other comprehensive income	(19,397)	292	(19,105)
Balances at March 31, 2014	$124,764	$(11,339)	$113,425

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three and six months ended March 31, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated
(Loss) Components	2014	2013	2014	2013	Statement of Income
	(in thousands)		(in thousands)

Unrealized gains on available-for-sale securities	$(21,352)	$—	$(21,352)	$—	Gain on sale of investment securities
	8,468	—	8,468	—	Income tax provision
	$(12,884)	$—	$(12,884)	$—	Net of tax
Defined Benefit Pension Items
Amortization of net actuarial loss	$229	$685	$458	$1,370	General and administrative
	(84)	(253)	(166)	(505)	Income tax provision
	$145	$432	$292	$865	Net of tax

Total reclassifications for the period	$(12,739)	$432	$(12,592)	$865

6.              Cash Dividends

The $0.625 per share cash dividend declared December 3, 2013, was paid March 3, 2014.  On March 5, 2014, a cash dividend of $0.625 per share was declared for shareholders of record on May 15, 2014, payable June 2, 2014. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 261,438 non-qualified stock options and 230,375 shares of restricted stock awards granted in the six months ended March 31, 2014.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,989	$2,649	$5,642	$6,132
Restricted stock	3,805	3,049	7,162	5,594
	$5,794	$5,698	$12,804	$11,726

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2014 and 2013:

	2014	2013

Risk-free interest rate	1.6%	0.7%
Expected stock volatility	52.6%	53.9%
Dividend yield	3.1%	1.1%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three and six months ended March 31, 2014 is presented in the following tables:

	Three Months Ended March 31, 2014
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at January 1, 2014	3,524	$39.69
Granted	—	—
Exercised	(701)	27.71
Forfeited/Expired	(5)	79.67
Outstanding at March 31, 2014	2,818	$42.59	5.6	$183.1
Vested and expected to vest at March 31, 2014	2,810	$42.55	5.6	$182.7

Exercisable at March 31, 2014	2,070	$35.41	4.6	$149.3

	Six Months Ended March 31, 2014
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2013	3,991	$34.12
Granted	261	79.67
Exercised	(1,428)	25.57
Forfeited/Expired	(6)	75.11
Outstanding at March 31, 2014	2,818	$42.59

The weighted-average fair value of options granted in the first quarter of fiscal 2014 was $29.44.  No options were granted in the second quarter of fiscal 2014.

The total intrinsic value of options exercised during the three and six months ended March 31, 2014 was $47.4 million and $85.7 million, respectively.

As of March 31, 2014 the unrecognized compensation cost related to stock options was $11.4 million which is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2014, there was $27.8 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the status of our restricted stock awards as of March 31, 2014 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2014
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2013	576	$55.17
Granted	230	79.67
Vested (1)	(157)	54.08
Forfeited	(6)	70.39
Unvested at March 31, 2014	643	$64.08

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At March 31, 2014 and September 30, 2013, we had the following unsecured long-term debt outstanding:

	March 31,	September 30,
	2014	2013
	(in thousands)
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$75,000	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$195,000	$195,000
Less long-term debt due within one year	115,000	115,000
Long-term debt	$80,000	$80,000

The intermediate unsecured debt outstanding at March 31, 2014 matures August 15, 2014 and carries an interest rate of 6.56 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities.

We have $120 million in senior unsecured fixed-rate notes outstanding at March 31, 2014 that mature over a period from July 2014 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2014 through July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on March 31, 2014, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  At March 31, 2014, we were in compliance with all debt covenants.  As of March 31, 2014, there were no borrowings, but there were three letters of credit outstanding in the amount of $30.7 million.  At March 31, 2014, we had $269.3 million available to borrow under our $300 million unsecured credit facility.

At March 31, 2014, we had three letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

9.     Income Taxes

Our effective tax rate for the first six months of fiscal 2014 and 2013 was 35.4 percent and 35.1 percent, respectively.  Our effective tax rate for the three months ended March 31, 2014 and 2013 was 36.6 percent and 34.9 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $8.0 million to $10.7 million during the next 12 months due to international matters.  We provided for uncertain tax positions of $3.1 million related to discontinued operations during the six months ended March 31, 2014.

10.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $189.7 million are outstanding at March 31, 2014.

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

Summarized financial information of our reportable segments for the six months ended March 31, 2014 and 2013 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2014
Contract Drilling:
U.S. Land	$1,473,465	$—	$1,473,465	$496,014
Offshore	122,330	—	122,330	37,841
International Land	180,874	—	180,874	23,919
	1,776,669	—	1,776,669	557,774
Other	5,913	431	6,344	(5,249)
	1,782,582	431	1,783,013	552,525
Eliminations	—	(431)	(431)	—
Total	$1,782,582	$—	$1,782,582	$552,525

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2013
Contract Drilling:
U.S. Land	$1,381,740	$—	$1,381,740	$460,386
Offshore	113,323	—	113,323	28,656
International Land	181,359	—	181,359	22,280
	1,676,422	—	1,676,422	511,322
Other	6,459	429	6,888	(4,174)
	1,682,881	429	1,683,310	507,148
Eliminations	—	(429)	(429)	—
Total	$1,682,881	$—	$1,682,881	$507,148

Summarized financial information of our reportable segments for the three months ended March 31, 2014 and 2013 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2014
Contract Drilling:
U.S. Land	$741,791	$—	$741,791	$245,062
Offshore	63,276	—	63,276	19,343
International Land	85,533	—	85,533	11,168
	890,600	—	890,600	275,573
Other	2,830	211	3,041	(2,244)
	893,430	211	893,641	273,329
Eliminations	—	(211)	(211)	—
Total	$893,430	$—	$893,430	$273,329

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2013
Contract Drilling:
U.S. Land	$685,710	$—	$685,710	$225,998
Offshore	55,605	—	55,605	13,650
International Land	94,092	—	94,092	13,169
	835,407	—	835,407	252,817
Other	2,902	214	3,116	(2,539)
	838,309	214	838,523	250,278
Eliminations	—	(214)	(214)	—
Total	$838,309	$—	$838,309	$250,278

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Segment operating income	$273,329	$250,278	$552,525	$507,148
Income from asset sales	4,098	5,313	9,762	10,532
Corporate general and administrative costs and corporate depreciation	(22,085)	(22,671)	(42,914)	(44,213)
Operating income	255,342	232,920	519,373	473,467

Other income (expense):
Interest and dividend income	490	315	943	741
Interest expense	(1,725)	(1,186)	(2,919)	(2,494)
Gain on sale of investment securities	21,352	—	21,352	8,752
Other	(32)	103	(377)	(1,981)
Total other income (expense)	20,085	(768)	18,999	5,018

Income from continuing operations before income taxes	$275,427	$232,152	$538,372	$478,485

The following table presents total assets by reportable segment.

	March 31,	September 30,
	2014	2013
	(in thousands)
Total assets
U.S. Land	$4,880,865	$4,743,644
Offshore	132,504	149,128
International Land	476,812	486,914
Other	35,628	32,789
	5,525,809	5,412,475
Investments and corporate operations	955,493	848,647
Total assets from continued operations	6,481,302	6,261,122
Discontinued operations	6,979	3,705
	$6,488,281	$6,264,827

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating revenues
United States	$800,775	$742,635	$1,589,466	$1,499,120
Argentina	26,695	17,572	53,054	31,168
Colombia	21,064	24,069	47,794	51,474
Ecuador	16,822	15,611	34,622	32,241
Other foreign	28,074	38,422	57,646	68,878
Total	$893,430	$838,309	$1,782,582	$1,682,881

12.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2014 and 2013 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Interest cost	$1,201	$1,105	$2,402	$2,210
Expected return on plan assets	(1,664)	(1,496)	(3,328)	(2,992)
Recognized net actuarial loss	229	685	458	1,370
Net pension expense	$(234)	$294	$(468)	$588

Employer Contributions

We contributed $2.5 million to the Pension Plan during the six months ended March 31, 2014.  We estimate making additional contributions up to $2.0 million for the remainder of fiscal 2014 to fund distributions.

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

March 31, 2014

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

We reported net income of $174.6 million ($1.59 per diluted share) from operating revenues of $893.4 million for the second quarter ended March 31, 2014, compared with net income of $151.1 million ($1.39 per diluted share) from operating revenues of $838.3 million for the second quarter of fiscal year 2013.  Net income for the second quarter of fiscal 2014 includes approximately $12.9 million ($0.12 per diluted share) of after-tax gains from the sale of investment securities and approximately $2.7 million ($0.02 per diluted share) of after-tax gains from the sale of assets.  Net income for the second quarter of fiscal 2013 includes approximately $3.4 million ($0.03 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2014 and 2013.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$741,791	$685,710
Direct operating expenses	378,347	354,170
General and administrative expense	10,656	9,057
Depreciation	107,726	96,485
Segment operating income	$245,062	$225,998

Revenue days	24,300	21,847
Average rig revenue per day	$28,037	$28,255
Average rig expense per day	$13,080	$13,085
Average rig margin per day	$14,957	$15,170
Rig utilization	86%	82%

U.S. Land segment operating income increased to $245.1 million for the second quarter of fiscal 2014 compared to $226.0 million in the same period of fiscal 2013.  Revenues were $741.8 million and $685.7 million in the second quarter of fiscal 2014 and 2013, respectively.  Included in U.S. land revenues for the three months ended March 31, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $60.5 million and $68.4 million, respectively.  We had no early termination fees during the three months ended March 31, 2014 compared to early termination fees of $1.5 million for the three months ended March 31, 2013.

Segment operating income increased in the comparable quarters primarily due to an increase in revenue days.  U.S. land rig utilization increased to 86 percent for the second quarter of fiscal 2014 compared to 82 percent for the second quarter of fiscal 2013.  U.S. land rig revenue days for the second quarter of fiscal 2014 were 24,300 compared with 21,847 for the same period of fiscal 2013, with an average of 270.0 and 242.7 rigs working during the second quarter of fiscal 2014 and 2013, respectively.

At March 31, 2014, 282 out of 322 existing rigs in the U.S. Land segment were contracted.  Of the 282 contracted rigs, 159 were under fixed term contracts and 123 were working in the spot market.  At April 24, 2014, the number of existing rigs under fixed term contracts in the segment increased to 161 and the number of rigs working in the spot market increased to 126.

Subsequent to March 31, 2014, a FlexRig was transferred from the U.S. Land segment to the International Land segment.  Also during the third quarter of fiscal 2014, we will begin sequentially deploying an additional ten FlexRigs to the International Land segment from the U.S. Land segment with the transfers continuing into fiscal 2015.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$63,276	$55,605
Direct operating expenses	38,479	36,106
General and administrative expense	2,528	2,159
Depreciation	2,926	3,690
Segment operating income	$19,343	$13,650

Revenue days	720	720
Average rig revenue per day	$64,242	$60,536
Average rig expense per day	$36,577	$35,698
Average rig margin per day	$27,665	$24,838
Rig utilization	89%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $4.9 million and $6.1 million for the three months ended March 31, 2014 and 2013, respectively.

Segment operating income increased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily due to a higher average rig margin per day.

At the end of both comparative periods, eight of our nine platform rigs were active with the ninth receiving a commitment to work in the third quarter of fiscal 2014.  The rig will be undergoing upgrades and is expected to commence operations early in fiscal 2015.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$85,533	$94,092
Direct operating expenses	63,688	71,692
General and administrative expense	964	910
Depreciation	9,713	8,321
Segment operating income	$11,168	$13,169

Revenue days	2,032	2,023
Average rig revenue per day	$37,095	$40,677
Average rig expense per day	$26,177	$29,624
Average rig margin per day	$10,918	$11,053
Rig utilization	78%	78%

International Land segment operating income for the second quarter of fiscal 2014 was $11.2 million compared to $13.2 million in the same period of fiscal 2013.  Included in International land revenues for the three months ended March 31, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $10.2 million and $11.8 million, respectively.  Also included in International land revenues for the three months ended March 31, 2013 is approximately $5.3 million related to early termination fees.

Excluding the $5.3 million early termination fee, segment operating income increased primarily due to increases in average rig margins.  During the current quarter, an average of 22.6 rigs worked compared to an average of 22.5 rigs in the second quarter of fiscal 2013.

During the second quarter of fiscal 2014, we entered into five-year term drilling contracts and as a result will deploy ten FlexRigs from the U.S. Land segment to the International Land segment.  Two of the ten rigs are expected to commence drilling operations during the fourth quarter of fiscal 2014.  The remaining eight rigs are expected to be sequentially deployed, reaching full utilization by the end of the second quarter of fiscal 2015.  Also during the second quarter of fiscal 2014, we completed a new 3,000 horsepower AC drive rig which is scheduled to begin operations in an international location in the fourth quarter of fiscal 2014.  Subsequent to March 31, 2014, a FlexRig was transferred to the International Land segment from the U.S. Land segment and is expected to begin operations in an international location in the fourth quarter of fiscal 2014.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2014 and 2013, we incurred $3.6 million and $3.7 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $34.4 million in the second quarter of fiscal 2014 compared to $32.8 million in the second quarter of fiscal 2013.

Income from the sale of investment securities was $21.4 million in the second quarter of fiscal 2014 which was attributable to the sale of available-for-sale securities.

Income tax expense increased to $100.8 million in the second quarter of fiscal 2014 from $81.1 million in the second quarter of fiscal 2013, primarily due to an increase in operating income.  The effective tax rate from continuing operations increased to 36.6 percent from 34.9 percent for the two comparable quarters.  We expect the effective tax rate for fiscal 2014 to be approximately 35 percent.

Interest expense was $1.7 million and $1.2 million in the second quarter of fiscal 2014 and 2013, respectively. Capitalized interest, all attributable to our rig construction, was $1.9 million and $2.3 million for the comparable quarters.

Six Months Ended March 31, 2014 vs. Six Months Ended March 31, 2013

We reported net income of $347.8 million ($3.17 per diluted share) from operating revenues of $1.8 billion for the six months ended March 31, 2014, compared with net income of $310.7 million ($2.87 per diluted share) from operating revenues of $1.7 billion for the first six months of fiscal year 2013.  Net income for the first six months of fiscal 2014 includes approximately $12.9 million ($0.12 per diluted share) of after-tax gains from the sale of investment securities and approximately $6.4 million ($0.06 per diluted share) of after-tax gains from the sale of assets.  Net income for the first six months of fiscal 2013 includes approximately $5.5 million ($0.05 per diluted share) of after-tax gains from the sale of investment securities and approximately $6.8 million ($0.06 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2014 and 2013.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2014	2013
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,473,465	$1,381,740
Direct operating expenses	745,533	715,238
General and administrative expense	20,613	18,378
Depreciation	211,305	187,738
Segment operating income	$496,014	$460,386

Revenue days	47,764	43,590
Average rig revenue per day	$28,249	$28,148
Average rig expense per day	$13,009	$12,860
Average rig margin per day	$15,240	$15,288
Rig utilization	85%	82%

U.S. Land segment operating income increased to $496.0 million for the first six months of fiscal 2014 compared to $460.4 million in the same period of fiscal 2013.  Revenues were $1.5 billion and $1.4 billion for the first six months of fiscal 2014 and 2013, respectively.  Included in U.S. land revenues for the six months ended March 31, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $124.2 million and $154.8 million, respectively.  Also included in revenue for the six months ended March 31, 2014 and 2013 are early termination fees of $9.9 million and $2.3 million, respectively.

Segment operating income increased in the comparable quarters primarily due to an increase in revenue days.  U.S. land rig utilization increased to 85 percent for the first six months of fiscal 2014 compared to 82 percent for the first six months of fiscal 2013.  U.S. land rig revenue days for the first six months of fiscal 2014 were 47,764 compared with 43,590 for the same period of fiscal 2013, with an average of 262.4 and 239.5 rigs working during the first six months of fiscal 2014 and 2013, respectively.

At March 31, 2014, 282 out of 322 existing rigs in the U.S. Land segment were contracted.  Of the 282 contracted rigs, 159 were under fixed term contracts and 123 were working in the spot market.  At April 24, 2014, the number of existing rigs under fixed term contracts in the segment increased to 161 and the number of rigs working in the spot market increased to 126.

	Six Months Ended March 31,
	2014	2013
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$122,330	$113,323
Direct operating expenses	73,355	73,313
General and administrative expense	4,858	4,394
Depreciation	6,276	6,960
Segment operating income	$37,841	$28,656

Revenue days	1,456	1,456
Average rig revenue per day	$63,263	$61,243
Average rig expense per day	$35,707	$35,928
Average rig margin per day	$27,556	$25,315
Rig utilization	89%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $7.7 million and $12.4 million for the six months ended March 31, 2014 and 2013, respectively.

Segment operating income increased in the first six months of fiscal 2014 compared to the same period of fiscal 2013 primarily due to a higher average rig margin per day.

At the end of both comparative periods, eight of our nine platform rigs were active with the ninth receiving a commitment to work in the third quarter of fiscal 2014.  The rig will be undergoing upgrades and is expected to commence operations early in fiscal 2015.

	Six Months Ended March 31,
	2014	2013
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$180,874	$181,359
Direct operating expenses	135,618	140,331
General and administrative expense	1,964	1,949
Depreciation	19,373	16,799
Segment operating income	$23,919	$22,280

Revenue days	4,188	4,260
Average rig revenue per day	$37,784	$37,964
Average rig expense per day	$27,163	$28,304
Average rig margin per day	$10,621	$9,660
Rig utilization	80%	81%

International Land segment operating income for the first six months of fiscal 2014 was $23.9 million compared to $22.3 million in the same period of fiscal 2013.  Included in International land revenues for the six months ended March 31, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $22.6 million and $19.6 million, respectively.  Also included in International land revenues for the six months ended March 31, 2013 is approximately $5.3 million related to early termination fees.

Excluding the $5.3 million early termination fee, segment operating income increased primarily due to increases in average rig margins.  During the first six months of fiscal 2014, an average of 23.1 rigs worked compared to an average of 23.5 rigs in the first six months of fiscal 2013.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2014 and 2013, we incurred $7.9 million and $7.0 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $66.7 million in the first six months of fiscal 2014 from $65.3 million in the first six months of fiscal 2013.

Income from the sale of investment securities was $21.4 million in the first six months of fiscal 2014 which was attributable to the sale of available-for-sale securities.  Income from the sale of investment securities was $8.8 million in the first six months of fiscal 2013 which was attributable to the sale of our share in three limited partnerships that were primarily invested in international equities.

Income tax expense increased to $190.6 million in the first six months of fiscal 2014 from $167.8 million in the first six months of fiscal 2013, primarily due to an increase in operating income.  The effective tax rate from continuing operations increased to 35.4 percent from 35.1 percent for the two comparable periods.

Interest expense was $2.9 million and $2.5 million in the first six months of fiscal 2014 and 2013, respectively. Capitalized interest, all attributable to our rig construction, was $3.9 million and $4.9 million for the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $585.0 million at March 31, 2014 from $447.9 million at September 30, 2013. The following table provides a summary of cash flows:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided (used) by:

Operating activities	$540,011	$494,313
Investing activities	(320,094)	(404,220)
Financing activities	(82,806)	(13,195)
Increase in cash and cash equivalents	$137,111	$76,898

Operating activities

Cash flows from operating activities were approximately $540.0 million for the six months ended March 31, 2014 compared to approximately $494.3 million for the same period ended March 31, 2013.  The increase in cash provided from operating activities is primarily due to an increase in income from continuing operations plus depreciation and a change in the timing of accounts payable for the comparative six months.

Investing activities

Capital expenditures during the six months ended March 31, 2014 were $356.8 million compared to $438.5 million during the six months ended March 31, 2013.

Financing activities

On June 5, 2013, we announced a dividend increase to $0.50 per share of common stock.  On December 3, 2013, we announced a dividend increase to $0.625 per share of common stock.  The increases resulted in dividends paid of $1.125 per share of common stock or $121.5 million during the six months ended March 31, 2014 compared to $0.22 per share of common stock or $23.5 million paid during the six months ended March 31, 2013.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our existing credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, dividends and debt obligations during fiscal 2014.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $195.0 million at March 31, 2014, $115.0 million of which is due during fiscal 2014. For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2014 and September 30, 2013 was $4.1 billion and $2.9 billion, respectively.  The increase in backlog at March 31, 2014 from September 30, 2013 is primarily due to the expected revenue from new multi-year contracts announced since October 1, 2013.  Approximately 78.9 percent of the March 31, 2014 backlog is not reasonably expected to be filled in fiscal 2014. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of March 31, 2014 and September 30, 2013, and the percentage of the March 31, 2014 backlog not reasonably expected to be filled in fiscal 2014:

	Three Months Ended
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2014	2013	Expected to be Filled in Fiscal 2014
	(in billions)

U.S. Land	$2.8	$2.4	73.9%
Offshore	0.1	0.1	76.5%
International Land	1.2	0.4	90.6%
	$4.1	$2.9

Capital Resources

Since September 30, 2013, we have announced that we had secured multi-year term contracts to build and operate 44 new FlexRigs with 12 customers in the U.S.  We expect to complete three rigs per month through the end of the fiscal year.  During the six months ended March 31, 2014, we placed into service 21 new FlexRigs.  In addition, we completed a new 3,000 horsepower AC drive rig which is scheduled to begin operations in an international location in the third quarter of fiscal 2014.  Four additional new FlexRigs under fixed term contract were placed into service by April 24, 2014.  Like those completed and placed into service in prior fiscal periods, each of the 44 new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2014 has been increased to $1.1 billion given the increasing demand for FlexRigs.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  Capital expenditures were $356.8 million and $438.5 million for the first six months of fiscal 2014 and 2013, respectively.

There were no other significant changes in our financial position since September 30, 2013.

MATERIAL COMMITMENTS

Material commitments as reported in our 2013 Annual Report on Form 10-K, as amended, has not changed significantly at March 31, 2014.

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

March 31, 2014

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2014, approximately 10 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the six months ended March 31, 2014, approximately 75 percent of the international operating revenues were from operations in South America.

Other risk factors.

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K, as amended, for the year ended September 30, 2013.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2014, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K, as amended, for the year ended September 30, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase of Common Stock for the six months ended March 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number That May Yet Be Purchased Under Plans or Programs (2)

January 1 – January 31, 2014	—	$—		4,000,000
February 1 – February 28, 2014	—	—		4,000,000
March 1 – March 31, 2014	52,057	97.17		4,000,000
TOTAL	52,057	$97.17	—	4,000,000

(1) The total number of shares purchased includes shares acquired in connection with the exercise of stock options under the share withholding provisions of our long-term incentive plans.  No shares were purchased in the open market during the quarter ended March 31, 2014.  Subject to market considerations, the Company may repurchase shares in the open market.  Repurchases, if any, would be funded with current cash and cash equivalents.

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

10.1

Advisory Services Agreement dated March 5, 2014 between Helmerich & Payne, Inc. and Hans C. Helmerich (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 7, 2014, SEC File No. 001-04221).

10.2	Eighth Amendment to Office Lease dated March 24, 2014, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2014, filed on May 2, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: May 2, 2014	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date: May 2, 2014	By:	/S/ JUAN PABLO TARDIO
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

10.1

Advisory Services Agreement dated March 5, 2014 between Helmerich & Payne, Inc. and Hans C. Helmerich (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 7, 2014, SEC File No. 001-04221).

10.2	Eighth Amendment to Office Lease dated March 24, 2014, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2014, filed on May 2, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.