Form 10-Q
period 2014-06-30
HELMERICH & PAYNE INC
filed 2014-08-08
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2014
Common Stock, $0.10 par value	108,226,909

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$549,928	$447,868
Accounts receivable, less reserve of $4,601 at June 30, 2014 and $4,795 at September 30, 2013	705,787	621,420
Inventories	106,250	88,866
Deferred income taxes	12,170	16,414
Prepaid expenses and other	69,324	79,938
Current assets of discontinued operations	6,962	3,705
Total current assets	1,450,421	1,258,211

Investments	279,428	316,154
Property, plant and equipment, net	4,943,660	4,676,103
Other assets	19,573	14,359

Total assets	$6,693,082	$6,264,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,396	$144,379
Accrued liabilities	244,539	189,684
Long-term debt due within one year	115,000	115,000
Current liabilities of discontinued operations	3,176	3,210
Total current liabilities	502,111	452,273

Noncurrent liabilities:
Long-term debt	80,000	80,000
Deferred income taxes	1,230,633	1,222,981
Other	57,465	65,351
Noncurrent liabilities of discontinued operations	3,786	495
Total noncurrent liabilities	1,371,884	1,368,827

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 110,475,089 shares and 108,738,577 shares issued as of June 30, 2014 and September 30, 2013, respectively and 108,199,941 shares and 106,716,970 shares outstanding as of June 30, 2014 and September 30, 2013, respectively	11,048	10,874
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	376,465	288,758
Retained earnings	4,431,974	4,102,663
Accumulated other comprehensive income	112,445	132,530
Treasury stock, at cost	(112,845)	(91,098)
Total shareholders’ equity	4,819,087	4,443,727

Total liabilities and shareholders’ equity	$6,693,082	$6,264,827

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues:
Drilling — U.S. Land	$802,279	$695,816	$2,275,744	$2,077,556
Drilling — Offshore	64,554	53,859	186,884	167,182
Drilling — International Land	81,267	86,978	262,141	268,337
Other	3,987	3,544	9,900	10,003
	952,087	840,197	2,734,669	2,523,078

Operating costs and other:
Operating costs, excluding depreciation	515,239	450,990	1,469,454	1,379,598
Depreciation	128,978	117,790	373,178	336,822
General and administrative	34,222	31,090	100,896	96,347
Research and development	3,864	4,373	11,746	11,422
Income from asset sales	(2,128)	(4,006)	(11,890)	(14,538)
	680,175	600,237	1,943,384	1,809,651

Operating income from continuing operations	271,912	239,960	791,285	713,427

Other income (expense):
Interest and dividend income	373	341	1,316	1,082
Interest expense	(1,435)	(2,091)	(4,354)	(4,585)
Gain from sale of investment securities	23,882	153,369	45,234	162,121
Other	346	(1,214)	(31)	(3,195)
	23,166	150,405	42,165	155,423

Income from continuing operations before income taxes	295,078	390,365	833,450	868,850
Income tax provision	102,788	139,387	293,389	307,194
Income from continuing operations	192,290	250,978	540,061	561,656

Income (loss) from discontinued operations before income taxes	(11)	15,181	2,775	14,701
Income tax provision	—	—	2,805	(485)

Income (loss) from discontinued operations	(11)	15,181	(30)	15,186

NET INCOME	$192,279	$266,159	$540,031	$576,842

Basic earnings per common share:
Income from continuing operations	$1.77	$2.35	$4.99	$5.26
Income from discontinued operations	—	0.14	—	0.14
Net income	$1.77	$2.49	$4.99	$5.40

Diluted earnings per common share:
Income from continuing operations	$1.75	$2.32	$4.92	$5.19
Income from discontinued operations	—	0.14	—	0.14
Net income	$1.75	$2.46	$4.92	$5.33

Weighted average shares outstanding:
Basic	108,137	106,430	107,657	106,206
Diluted	109,285	107,826	109,086	107,717

Dividends declared per common share	$0.69	$0.50	$1.94	$0.80

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$192,279	$266,159	$540,031	$576,842
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of $5.3 million and $1.0 million at June 30, 2014 and $1.2 million and $23.0 million at June 30, 2013	13,728	(7,495)	7,215	29,887
Reclassification of realized gains in net income, net of income taxes of ($9.0) million and ($17.5) million at June 30, 2014 and ($60.8) million at June 30, 2013	(14,853)	(92,543)	(27,737)	(92,543)
Minimum pension liability adjustments, net of income taxes of $0.1 million and $0.3 million at June 30, 2014 and $0.3 million and $0.8 million at June 30, 2013	145	441	437	1,306
Other comprehensive loss	(980)	(99,597)	(20,085)	(61,350)
Comprehensive income	$191,299	$166,562	$519,946	$515,492

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$540,031	$576,842
Adjustment for (income) loss from discontinued operations	30	(15,186)
Income from continuing operations	540,061	561,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	373,178	336,822
Provision for (recovery of) bad debt	(194)	3,781
Stock-based compensation	21,089	17,471
Other	1	1,156
Gain on sale of investment securities	(45,234)	(162,121)
Income from asset sales	(11,890)	(14,538)
Deferred income tax expense	28,665	15,822
Change in assets and liabilities:
Accounts receivable	(84,173)	(5,697)
Inventories	(17,384)	(10,009)
Prepaid expenses and other	5,400	15,564
Accounts payable	(31,240)	(62,830)
Accrued liabilities	31,633	83,290
Deferred income taxes	(927)	(1,291)
Other noncurrent liabilities	(11,060)	(17,619)
Net cash provided by operating activities from continuing operations	797,925	761,457
Net cash provided by (used in) operating activities from discontinued operations	(30)	186
Net cash provided by operating activities	797,895	761,643

INVESTING ACTIVITIES:
Capital expenditures	(622,028)	(618,550)
Proceeds from sale of investment securities	49,205	232,221
Proceeds from asset sales	21,485	21,729
Net cash used in investing activities from continuing operations	(551,338)	(364,600)
Net cash provided by investing activities from discontinued operations	—	15,000
Net cash used in investing activities	(551,338)	(349,600)

FINANCING ACTIVITIES:
Dividends paid	(189,542)	(39,519)
Exercise of stock options	22,370	6,118
Tax withholdings related to net share settlements of restricted stock	(3,049)	(1,677)
Excess tax benefit from stock-based compensation	25,724	7,420
Net cash used in financing activities	(144,497)	(27,658)

Net increase in cash and cash equivalents	102,060	384,385
Cash and cash equivalents, beginning of period	447,868	96,095
Cash and cash equivalents, end of period	$549,928	$480,480

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2014

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2013	108,739	$10,874	$288,758	$4,102,663	$132,530	2,022	$(91,098)	$4,443,727
Net income				540,031				540,031
Other comprehensive loss					(20,085)			(20,085)
Cash dividends ($1.94 per share)				(210,720)				(210,720)
Exercise of stock options	1,579	158	40,910			215	(18,698)	22,370
Tax benefit of stock-based awards, including excess tax benefits of $25.7 million			25,724					25,724
Stock issued for vested restricted stock, net of shares withheld for employee taxes	157	16	(16)			38	(3,049)	(3,049)
Stock-based compensation			21,089					21,089

Balance, June 30, 2014	110,475	$11,048	$376,465	$4,431,974	$112,445	2,275	$(112,845)	$4,819,087

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$192,290	$250,978	$540,061	$561,656
Income (loss) from discontinued operations	(11)	15,181	(30)	15,186
Net income	192,279	266,159	540,031	576,842
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(1,134)	(1,441)	(3,160)	(2,972)
Numerator for basic earnings per share:
From continuing operations	191,156	249,537	536,901	558,684
From discontinued operations	(11)	15,181	(30)	15,186
	191,145	264,718	536,871	573,870
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	7	15	25	35
Numerator for diluted earnings per share:
From continuing operations	191,163	249,552	536,926	558,719
From discontinued operations	(11)	15,181	(30)	15,186
	$191,152	$264,733	$536,896	$573,905
Denominator:
Denominator for basic earnings per share — weighted-average shares	108,137	106,430	107,657	106,206
Effect of dilutive shares from stock options and restricted stock	1,148	1,396	1,429	1,511
Denominator for diluted earnings per share — adjusted weighted-average shares	109,285	107,826	109,086	107,717

Basic earnings per common share:
Income from continuing operations	$1.77	$2.35	$4.99	$5.26
Income from discontinued operations	—	0.14	—	0.14
Net income	$1.77	$2.49	$4.99	$5.40
Diluted earnings per common share:
Income from continuing operations	$1.75	$2.32	$4.92	$5.19
Income from discontinued operations	—	0.14	—	0.14
Net income	$1.75	$2.46	$4.92	$5.33

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	—	750	256	801
Weighted-average price per share	$—	$57.29	$79.67	$57.22

4.     Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities June 30, 2014	$64,462	$200,600	$—	$265,062
Equity securities September 30, 2013	$68,434	$237,214	$—	$305,648

On an ongoing basis we evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.

During the three and nine months ended June 30, 2014, we sold shares in an available-for-sale security realizing gains of $23.9 million and $45.2 million, respectively.  During the third quarter ended June 30, 2013, we sold shares in an available-for-sale security realizing a gain of $153.4 million.  All of the gains from available-for-sale securities are included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.  Net income includes after-tax gains from the sale of available-for-sale securities as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

After-tax gain from the sale of available-for-sale securities	$14,882	$92,449	$27,761	$92,449
Earnings per diluted share from the sale of available-for-sale securities	$0.13	$0.86	$0.25	$0.86

During the nine months ended June 30, 2013, we sold our shares in three limited partnerships that were primarily invested in international equities realizing a gain of $8.8 million that is included in gain from sale of investment securities in the Consolidated Condensed Statements of Income.

Assets held in the Non-qualified Supplemental Savings Plan are carried at fair value based on level 1 inputs described below.  The fair value totaled $14.4 million at June 30, 2014 and $10.5 million at September 30, 2013.

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

At June 30, 2014, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, restricted cash included in other current assets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At June 30, 2014, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of June 30, 2014:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$549,928	$549,928	$—	$—
Equity securities	265,062	265,062	—	—
Other current assets	31,060	30,810	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$848,050	$847,800	$250	$—

The following information presents the supplemental fair value information about fixed-rate debt at June 30, 2014 and September 30, 2013:

	June 30,	September 30,
	2014	2013
	(in millions)

Carrying value of fixed-rate debt	$195.0	$195.0
Fair value of fixed-rate debt	$201.4	$205.4

The fair value for fixed-rate debt was estimated using cash flows discounted at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.             Accumulated Other Comprehensive Income

	June 30,	September 30,
	2014	2013
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$200,599	$237,214
Unrecognized actuarial loss	(18,523)	(19,210)
	$182,076	$218,004
After-tax amounts:
Unrealized appreciation on securities	$123,639	$144,161
Unrecognized actuarial loss	(11,194)	(11,631)
	$112,445	$132,530

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended June 30, 2014:

	Three Months Ended June 30, 2014
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at April 1, 2014	$124,764	$(11,339)	$113,425
Other comprehensive income before reclassifications	13,728	—	13,728
Amounts reclassified from accumulated other comprehensive income (loss)	(14,853)	145	(14,708)
Net current-period other comprehensive income (loss)	(1,125)	145	(980)
Balances at June 30, 2014	$123,639	$(11,194)	$112,445

	Nine Months Ended June 30, 2014
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balance at October 1, 2013	$144,161	$(11,631)	$132,530
Other comprehensive income before reclassifications	7,215	—	7,215
Amounts reclassified from accumulated other comprehensive income (loss)	(27,737)	437	(27,300)
Net current-period other comprehensive income (loss)	(20,522)	437	(20,085)
Balances at June 30, 2014	$123,639	$(11,194)	$112,445

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three and nine months ended June 30, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated
(Loss) Components	2014	2013	2014	2013	Statement of Income
	(in thousands)		(in thousands)

Unrealized gains on available-for-sale securities	$(23,882)	$(153,369)	$(45,234)	$(153,369)	Gain on sale of investment securities
	9,029	60,826	17,497	60,826	Income tax provision
	$(14,853)	$(92,543)	$(27,737)	$(92,543)	Net of tax
Defined Benefit Pension Items
Amortization of net actuarial loss	$228	$685	$686	$2,055	General and administrative
	(83)	(244)	(249)	(749)	Income tax provision
	$145	$441	$437	$1,306	Net of tax

Total reclassifications for the period	$(14,708)	$(92,102)	$(27,300)	$91,237

6.              Cash Dividends

The $0.625 per share cash dividend declared March 5, 2014, was paid June 2, 2014.  On June 4, 2014, a cash dividend of $0.6875 per share was declared for shareholders of record on August 15, 2014, payable September 2, 2014. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 261,438 non-qualified stock options and 230,375 shares of restricted stock awards granted in the nine months ended June 30, 2014.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Compensation expense
Stock options	$3,758	$2,672	$9,400	$8,804
Restricted stock	4,527	3,073	11,689	8,667
	$8,285	$5,745	$21,089	$17,471

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2014 and 2013:

	2014	2013

Risk-free interest rate	1.6%	0.7%
Expected stock volatility	52.6%	53.87%
Dividend yield	3.1%	1.1%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under the Plan for the three and nine months ended June 30, 2014 is presented in the following tables:

	Three Months Ended June 30, 2014
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at April 1, 2014	2,818	$42.59
Granted	—	—
Exercised	(151)	30.05
Forfeited/Expired	(3)	55.03
Outstanding at June 30, 2014	2,664	$43.29	5.5	$194.0
Vested and expected to vest at June 30, 2014	2,657	$43.26	5.5	$193.6

Exercisable at June 30, 2014	1,917	$35.82	4.4	$153.9

	Nine Months Ended June 30, 2014
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2013	3,991	$34.12
Granted	261	79.67
Exercised	(1,579)	26.00
Forfeited/Expired	(9)	70.74
Outstanding at June 30, 2014	2,664	$43.29

The weighted-average fair value of options granted in the first quarter of fiscal 2014 was $29.44.  No options were granted in the second and third quarters of fiscal 2014.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2014 was $12.4 million and $99.0 million, respectively.

As of June 30, 2014 the unrecognized compensation cost related to stock options was $9.5 million which is expected to be recognized over a weighted-average period of 2.5 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of June 30, 2014, there was $23.9 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of our restricted stock awards as of June 30, 2014 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2014
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2013	576	$55.17
Granted	230	79.67
Vested (1)	(157)	54.08
Forfeited	(8)	65.72
Unvested at June 30, 2014	641	$64.10

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At June 30, 2014 and September 30, 2013, we had the following unsecured long-term debt outstanding:

	June 30,	September 30,
	2014	2013
	(in thousands)
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$75,000	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2014, 6.10%	40,000	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$195,000	$195,000
Less long-term debt due within one year	115,000	115,000
Long-term debt	$80,000	$80,000

The intermediate unsecured debt outstanding at June 30, 2014 matures August 15, 2014 and carries an interest rate of 6.56 percent, which is paid semi-annually.  The terms require that we maintain a ratio of debt to total capitalization of less than 55 percent.  The debt is held by various entities.  We intend to make the scheduled payment due August 15, 2014.

We have $120 million in senior unsecured fixed-rate notes outstanding at June 30, 2014 that mature over a period from July 2014 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2014 through July 2016.  Subsequent to June 30, 2014, we paid the $40 million due July 21, 2014.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  We anticipate that the majority of any borrowings under the facility will accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We will also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on June 30, 2014, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  At June 30, 2014, we were in compliance with all debt covenants.  As of June 30, 2014, there were no borrowings, but there were three letters of credit outstanding in the amount of $34.2 million.  At June 30, 2014, we had $265.8 million available to borrow under our $300 million unsecured credit facility.

At June 30, 2014, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

9.     Income Taxes

Our effective tax rate for the first nine months of fiscal 2014 and 2013 was 35.2 percent and 35.4 percent, respectively.  Our effective tax rate for the three months ended June 30, 2014 and 2013 was 34.8 percent and 35.7 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $8.5 million to $11.2 million during the next 12 months due to international matters.  We provided for uncertain tax positions of $3.3 million related to discontinued operations during the nine months ended June 30, 2014.

10.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $246.0 million are outstanding at June 30, 2014.

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

On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.’s offshore platform rigs in the Gulf of Mexico.  We are engaged in discussions with the Inspector General’s office of the Department of Interior regarding the same events that were the subject of the DOJ’s investigation.  Although we presently believe that the outcome of our discussions will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of these discussions.

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2014 and 2013 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2014
Contract Drilling:
U.S. Land	$2,275,744	$—	$2,275,744	$767,116
Offshore	186,884	—	186,884	54,837
International Land	262,141	—	262,141	30,489
	2,724,769	—	2,724,769	852,442
Other	9,900	646	10,546	(6,739)
	2,734,669	646	2,735,315	845,703
Eliminations	—	(646)	(646)	—
Total	$2,734,669	$—	$2,734,669	$845,703

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2013
Contract Drilling:
U.S. Land	$2,077,556	$—	$2,077,556	$696,774
Offshore	167,182	—	167,182	42,778
International Land	268,337	—	268,337	30,738
	2,513,075	—	2,513,075	770,290
Other	10,003	643	10,646	(6,638)
	2,523,078	643	2,523,721	763,652
Eliminations	—	(643)	(643)	—
Total	$2,523,078	$—	$2,523,078	$763,652

Summarized financial information of our reportable segments for the three months ended June 30, 2014 and 2013 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2014
Contract Drilling:
U.S. Land	$802,279	$—	$802,279	$271,102
Offshore	64,554	—	64,554	16,996
International Land	81,267	—	81,267	6,570
	948,100	—	948,100	294,668
Other	3,987	215	4,202	(1,490)
	952,087	215	952,302	293,178
Eliminations	—	(215)	(215)	—
Total	$952,087	$—	$952,087	$293,178

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2013
Contract Drilling:
U.S. Land	$695,816	$—	$695,816	$236,388
Offshore	53,859	—	53,859	14,122
International Land	86,978	—	86,978	8,458
	836,653	—	836,653	258,968
Other	3,544	214	3,758	(2,464)
	840,197	214	840,411	256,504
Eliminations	—	(214)	(214)	—
Total	$840,197	$—	$840,197	$256,504

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Segment operating income	$293,178	$256,504	$845,703	$763,652
Income from asset sales	2,128	4,006	11,890	14,538
Corporate general and administrative costs and corporate depreciation	(23,394)	(20,550)	(66,308)	(64,763)
Operating income	271,912	239,960	791,285	713,427

Other income (expense):
Interest and dividend income	373	341	1,316	1,082
Interest expense	(1,435)	(2,091)	(4,354)	(4,585)
Gain on sale of investment securities	23,882	153,369	45,234	162,121
Other	346	(1,214)	(31)	(3,195)
Total other income (expense)	23,166	150,405	42,165	155,423

Income from continuing operations before income taxes	$295,078	$390,365	$833,450	$868,850

The following table presents total assets by reportable segment.

	June 30,	September 30,
	2014	2013
	(in thousands)
Total assets
U.S. Land	$5,059,908	$4,743,644
Offshore	142,900	149,128
International Land	532,480	486,914
Other	36,991	32,789
	5,772,279	5,412,475
Investments and corporate operations	913,841	848,647
Total assets from continued operations	6,686,120	6,261,122
Discontinued operations	6,962	3,705
	$6,693,082	$6,264,827

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating revenues
United States	$864,833	$750,644	$2,454,299	$2,249,764
Argentina	26,468	18,943	79,522	50,111
Colombia	16,953	22,856	64,747	74,330
Ecuador	17,293	15,993	51,915	48,234
Other foreign	26,540	31,761	84,186	100,639
Total	$952,087	$840,197	$2,734,669	$2,523,078

12.       Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2014 and 2013 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Interest cost	$1,201	$1,105	$3,603	$3,315
Expected return on plan assets	(1,664)	(1,496)	(4,992)	(4,488)
Recognized net actuarial loss	228	685	686	2,055
Net pension expense (benefit)	$(235)	$294	$(703)	$882

Employer Contributions

We contributed $4.5 million to the Pension Plan during the nine months ended June 30, 2014.  If necessary to fund distributions, we may make additional contributions during the remainder of fiscal 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard.  We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2014

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

We reported net income from continuing operations of $192.3 million ($1.75 per diluted share) from operating revenues of $952.1 million for the third quarter ended June 30, 2014, compared with net income from continuing operations of $251.0 million ($2.32 per diluted share) from operating revenues of $840.2 million for the third quarter of fiscal year 2013.  In the third quarter of fiscal 2013, we had income from discontinued operations of $15.2 million ($0.14 per diluted share).  Including discontinued operations, we recorded net income of $192.3 million ($1.75 per diluted share) for the third quarter ended June 30, 2014, compared to net income of $266.2 million ($2.46 per diluted share) for the third quarter ended June 30, 2013.  Net income for the third quarter of fiscal 2014 includes approximately $14.9 million ($0.13 per diluted share) of after-tax gains from the sale of investment securities and approximately $1.4 million ($0.01 per diluted share) of after-tax gains from the sale of assets.  Net income for the third quarter of fiscal 2013 includes approximately $92.4 million ($0.86 per diluted share) of after-tax gains from the sale of investment securities and approximately $2.6 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2014 and 2013.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2014	2013
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$802,279	$695,816
Direct operating expenses	408,990	348,850
General and administrative expense	9,548	9,284
Depreciation	112,639	101,294
Segment operating income	$271,102	$236,388

Revenue days	26,062	22,510
Average rig revenue per day	$28,126	$28,160
Average rig expense per day	$13,035	$12,746
Average rig margin per day	$15,091	$15,414
Rig utilization	88%	83%

U.S. Land segment operating income increased to $271.1 million for the third quarter of fiscal 2014 compared to $236.4 million in the same period of fiscal 2013.  Revenues were $802.3 million and $695.8 million in the third quarter of fiscal 2014 and 2013, respectively.  Included in U.S. land revenues for the three months ended June 30, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $69.3 million and $61.9 million, respectively.

Segment operating income increased in the comparable quarters due to an increase in revenue days, partially offset by a decline in average margin per day.  U.S. land rig utilization increased to 88 percent for the third quarter of fiscal 2014 compared to 83 percent for the third quarter of fiscal 2013.  U.S. land rig revenue days for the third quarter of fiscal 2014 were 26,062 compared with 22,510 for the same period of fiscal 2013, with an average of 286.4 and 247.4 rigs working during the third quarter of fiscal 2014 and 2013, respectively.

At June 30, 2014, 289 out of 331 existing rigs in the U.S. Land segment were contracted.  Of the 289 contracted rigs, 170 were under fixed term contracts and 119 were working in the spot market.  At July 31, 2014, the number of existing rigs under fixed term contracts in the segment increased to 178 and the number of rigs working in the spot market decreased to 114.

During the third quarter of fiscal 2014, two FlexRigs were transferred from the U.S. Land segment to the International Land segment.  One of the rigs transferred was the first of ten FlexRigs scheduled to be transferred to the International Land segment and the remaining nine transfers will continue into fiscal 2015.

	Three Months Ended June 30,
	2014	2013
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$64,554	$53,859
Direct operating expenses	42,446	33,961
General and administrative expense	2,264	2,214
Depreciation	2,848	3,562
Segment operating income	$16,996	$14,122

Revenue days	728	728
Average rig revenue per day	$64,019	$61,380
Average rig expense per day	$39,716	$36,272
Average rig margin per day	$24,303	$25,108
Rig utilization	89%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.4 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively.

Revenue and segment operating income increased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily due to our offshore management contracts.

At the end of both comparative periods, eight of our nine platform rigs were active.  The ninth rig is currently under contract while undergoing upgrades with operations expected to commence by the end of the first quarter of fiscal 2015.

	Three Months Ended June 30,
	2014	2013
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$81,267	$86,978
Direct operating expenses	63,950	68,310
General and administrative expense	1,169	976
Depreciation	9,578	9,234
Segment operating income	$6,570	$8,458

Revenue days	2,024	2,132
Average rig revenue per day	$35,454	$35,955
Average rig expense per day	$26,130	$27,364
Average rig margin per day	$9,324	$8,591
Rig utilization	74%	80%

International Land segment operating income for the third quarter of fiscal 2014 was $6.6 million compared to $8.5 million in the same period of fiscal 2013.  Included in International land revenues for the three months ended June 30, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $9.5 million and $10.3 million, respectively.

Revenue decreased primarily due to a decrease in rig utilization.  During the current quarter, an average of 22.0 rigs worked compared to an average of 23.2 rigs in the third quarter of fiscal 2013.  Segment operating income decreased primarily due to an increase in foreign currency exchange losses.  Included in operating expense for the three months ended June 30, 2014 and 2013 are exchange losses of $1.5 million and $0.4 million, respectively.

During the third quarter of fiscal 2014, two FlexRigs were transferred to the International Land segment from the U.S. Land segment.  One of the rigs transferred was the first of ten FlexRigs to be deployed to the International Land segment from the U.S. Land segment.  The ten FlexRigs will work under five-year term drilling contracts.  Drilling operations are expected to begin sequentially during the first quarter of fiscal 2015, with the ten rigs reaching full utilization by the end of the second quarter of fiscal 2015.  The second FlexRig transferred is expected to begin operations in the fourth quarter of fiscal 2014.  A new 3,000 horsepower AC drive rig is also scheduled to begin operations in the fourth quarter of fiscal 2014.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2014 and 2013, we incurred $3.9 million and $4.4 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $34.2 million in the third quarter of fiscal 2014 compared to $31.1 million in the third quarter of fiscal 2013.  The increase is primarily due to increases in salaries, bonus and stock-based compensation along with growth in the number of employees in the comparative periods.

Income from the sale of investment securities was $23.9 million in the third quarter of fiscal 2014 compared to $153.4 million in the third quarter of fiscal 2013.  In both periods, the income was attributable to the sale of available-for-sale securities.

Income tax expense decreased to $102.8 million in the third quarter of fiscal 2014 from $139.4 in the third quarter of fiscal 2013, primarily due to the gain on sale of investment securities decreasing in the comparable periods.  We expect the effective tax rate for fiscal 2014 to be slightly over 35 percent.

Nine Months Ended June 30, 2014 vs. Nine Months Ended June 30, 2013

We reported net income from continuing operations of $540.1 million ($4.92 per diluted share) from operating revenues of $2.7 billion for the nine months ended June 30, 2014, compared with net income from continuing operations of $561.7 million ($5.19 per diluted share) from operating revenues of $2.5 billion for the first nine months of fiscal year 2013.  For the first nine months of fiscal 2013, we had net income from discontinued operations of $15.2 million ($0.14 per diluted share).  Including discontinued operations, we recorded net income of $540.0 million ($4.92 per diluted share) for the nine months ended June 30, 2014, compared to net income of $576.8 million ($5.33 per diluted share) for the nine months ended June 30, 2013.  Net income for the first nine months of fiscal 2014 includes approximately $27.8 million ($0.25 per diluted share) of after-tax gains from the sale of investment securities and approximately $7.7 million ($0.07 per diluted share) of after-tax gains from the sale of assets.  Net income for the first nine months of fiscal 2013 includes approximately $97.9 million ($0.91 per diluted share) of after-tax gains from the sale of investment securities and approximately $9.4 million ($0.08 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2014 and 2013.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,
	2014	2013
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$2,275,744	$2,077,556
Direct operating expenses	1,154,523	1,064,088
General and administrative expense	30,161	27,662
Depreciation	323,944	289,032
Segment operating income	$767,116	$696,774

Revenue days	73,826	66,100
Average rig revenue per day	$28,205	$28,152
Average rig expense per day	$13,018	$12,821
Average rig margin per day	$15,187	$15,331
Rig utilization	86%	82%

U.S. Land segment operating income increased to $767.1 million for the first nine months of fiscal 2014 compared to $696.8 million in the same period of fiscal 2013.  Revenues were $2.3 billion and $2.1 billion for the first nine months of fiscal 2014 and 2013, respectively.  Included in U.S. land revenues for the nine months ended June 30, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $193.5 million and $216.7 million, respectively.  Also included in revenue for the nine months ended June 30, 2014 and 2013 are early termination fees of $10.4 million and $2.4 million, respectively.  U.S. land rig revenue days for the first nine months of fiscal 2014 were 73,826 compared with 66,100 for the same period of fiscal 2013, with an average of 270.4 and 242.1 rigs working during the first nine months of fiscal 2014 and 2013, respectively.

Revenue and segment operating income increased in the comparable quarters primarily due to an increase in revenue days.  U.S. land rig utilization increased to 86 percent for the first nine months of fiscal 2014 compared to 82 percent for the first nine months of fiscal 2013.

At June 30, 2014, 289 out of 331 existing rigs in the U.S. Land segment were contracted.  Of the 289 contracted rigs, 170 were under fixed term contracts and 119 were working in the spot market.  At July 31, 2014, the number of existing rigs under fixed term contracts in the segment increased to 178 and the number of rigs working in the spot market decreased to 114.

	Nine Months Ended June 30,
	2014	2013
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$186,884	$167,182
Direct operating expenses	115,801	107,274
General and administrative expense	7,122	6,608
Depreciation	9,124	10,522
Segment operating income	$54,837	$42,778

Revenue days	2,184	2,184
Average rig revenue per day	$63,515	$61,289
Average rig expense per day	$37,044	$36,043
Average rig margin per day	$26,471	$25,246
Rig utilization	89%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $13.1 million and $16.4 million for the nine months ended June 30, 2014 and 2013, respectively.

Revenue and segment operating income increased in the first nine months of fiscal 2014 compared to the same period of fiscal 2013 primarily due to an increase from our offshore management contracts.

At the end of both comparative periods, eight of our nine platform rigs were active.  The ninth rig is currently under contract while undergoing upgrades with operations expected to commence early in fiscal 2015.

	Nine Months Ended June 30,
	2014	2013
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$262,141	$268,337
Direct operating expenses	199,568	208,641
General and administrative expense	3,133	2,925
Depreciation	28,951	26,033
Segment operating income	$30,489	$30,738

Revenue days	6,212	6,392
Average rig revenue per day	$37,025	$37,294
Average rig expense per day	$26,826	$27,991
Average rig margin per day	$10,199	$9,303
Rig utilization	78%	81%

International Land segment operating income for the first nine months of fiscal 2014 was $30.5 million compared to $30.7 million in the same period of fiscal 2013.  Included in International land revenues for the nine months ended June 30, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $32.1 million and $30.0 million, respectively.  Also included in International land revenues for the nine months ended June 30, 2013 is approximately $5.3 million related to early termination fees.

Excluding the $5.3 million early termination fee in fiscal 2013, segment operating income increased primarily due to increases in average rig margins in locations where rig activity remained relatively constant during the two comparative periods.  During the first nine months of fiscal 2014, an average of 22.8 rigs worked compared to an average of 23.4 rigs in the first nine months of fiscal 2013.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2014 and 2013, we incurred $11.7 million and $11.4 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $100.9 million in the first nine months of fiscal 2014 from $96.3 million in the first nine months of fiscal 2013.  The increase is primarily due to increases in salaries, bonus and stock-based compensation along with growth in the number of employees in the comparative periods.

Income from the sale of investment securities was $45.2 million in the first nine months of fiscal 2014 which was attributable to the sale of available-for-sale securities.  Income from the sale of investment securities was $162.1 million in the first nine months of fiscal 2013 which was attributable to the sale of available-for-sale securities and the sale of our share in three limited partnerships that were primarily invested in international equities.

Income tax expense decreased to $293.4 million for the first nine months of fiscal 2014 from $307.2 in the first nine months of fiscal 2013, primarily due to the gain on sale of investment securities decreasing in the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $549.9 million at June 30, 2014 from $447.9 million at September 30, 2013. The following table provides a summary of cash flows:

	Nine Months Ended
	June 30,
	2014	2013
	(in thousands)
Net cash provided (used) by:

Operating activities	$797,895	$761,643
Investing activities	(551,338)	(349,600)
Financing activities	(144,497)	(27,658)
Increase in cash and cash equivalents	$102,060	$384,385

Operating activities

Cash flows from operating activities were approximately $797.9 million for the nine months ended June 30, 2014 compared to approximately $761.6 million for the same period ended June 30, 2013.  Multiple items contributed to the change, including the effect of adjusting for non-cash items, for the comparative nine months.

Investing activities

Capital expenditures during the nine months ended June 30, 2014 were $622.0 million compared to $618.6 million during the nine months ended June 30, 2013.  Proceeds from the sale of investment securities were $49.2 million and $232.2 million for the nine months ended June 30, 2014 and 2013, respectively.  The sales proceeds were from the sale of marketable equity available-for-sale securities in both years and the sale of three limited partnerships in fiscal 2013.

Financing activities

On June 5, 2013, we announced a dividend increase to $0.50 per share of common stock.  On December 3, 2013, we announced a dividend increase to $0.625 per share of common stock.  The increases resulted in dividends paid of $1.75 per share of common stock or $189.5 million during the nine months ended June 30, 2014 compared to $0.37 per share of common stock or $39.5 million paid during the nine months ended June 30, 2013.  Our dividend was increased again on June 4, 2014 to $0.6875 per share.

Other Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our existing credit facility represent our significant sources of liquidity.  Given current market conditions and general expectations, we believe these sources of liquidity will be sufficient to sustain operations and finance estimated capital expenditures, dividends and debt obligations during fiscal 2014.  There can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $195.0 million at June 30, 2014, $115.0 million of which is due during the fourth quarter of fiscal 2014. For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2014 and September 30, 2013 was $4.8 billion and $2.9 billion, respectively.  The increase in backlog at June 30, 2014 from September 30, 2013 is primarily due to the expected revenue from new multi-year contracts announced since October 1, 2013.  Approximately 90.3 percent of the June 30, 2014 backlog is not reasonably expected to be filled in fiscal 2014. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of June 30, 2014 and September 30, 2013, and the percentage of the June 30, 2014 backlog not reasonably expected to be filled in fiscal 2014:

	Three Months Ended
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2014	2013	Expected to be Filled in Fiscal 2014
	(in billions)

U.S. Land	$3.5	$2.4	88.5%
Offshore	0.1	0.1	93.1%
International Land	1.2	0.4	95.3%
	$4.8	$2.9

Capital Resources

Since September 30, 2013, we have announced that we had secured multi-year term contracts to build and operate 74 new FlexRigs with 17 customers in the U.S. We expect to increase our construction cadence from three to four rigs per month beginning September 2014.  During the nine months ended June 30, 2014, we placed into service 33 new FlexRigs.  In addition, we completed a new 3,000 horsepower AC drive rig which is scheduled to begin operations in an international location in the fourth quarter of fiscal 2014.  Four additional new FlexRigs under fixed term contract were placed into service by July 31, 2014.  Like those completed and placed into service in prior fiscal periods, each of the 74 new FlexRigs is committed to work for an exploration and production company under a fixed term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2014 is expected to be slightly under our previous estimate of $1.1 billion.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  Capital expenditures were $622.0 million and $618.6 million for the first nine months of fiscal 2014 and 2013, respectively.

There were no other significant changes in our financial position since September 30, 2013.

MATERIAL COMMITMENTS

Material commitments as reported in our 2013 Annual Report on Form 10-K, as amended, has not changed significantly at June 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard.  We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

PART I.  FINANCIAL INFORMATION

June 30, 2014

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Investigation by the U.S. Attorney.  On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.’s offshore platform rigs in the Gulf of Mexico.  We are engaged in discussions with the Inspector General’s office of the Department of Interior regarding the same events that were the subject of the DOJ’s investigation.  Although we presently believe that the outcome of our discussions will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of these discussions.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2014, approximately 10 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the nine months ended June 30, 2014, approximately 75 percent of the international operating revenues were from operations in South America.

Other risk factors.

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K, as amended, for the year ended September 30, 2013.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2014, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K, as amended, for the year ended September 30, 2013.

ITEM 5.   OTHER INFORMATION

On June 4, 2014, our Board of Directors approved an amendment to the Amended and Restated By-Laws of Helmerich &Payne, Inc. (the “By-Laws”).  The By-Laws as so amended became effective June 4, 2014.  Article II, Section 11 of the By-Laws provides, in part, the manner in which a stockholder may bring a matter before a stockholder meeting.  Article II, Section 11 requires a stockholder to submit a notice to the Company containing certain information pertinent to the stockholder proposal or nomination of a director.  The By-Laws have been amended by adding clause (vii) to Article II, Section 11(c).  Clause (vii) provides that, as part of the stockholder’s notice concerning the nomination of a director, the director nominee must represent and agree (on a form provided by the Company) that he or she (i) is not and will not become a party to any agreement, arrangement or understanding and has given no commitment as to how, if elected, such person will vote as a director (except as disclosed to the Company) and has no and will not have a voting commitment that might interfere with the director’s fiduciary duties, (ii) is not and will not be a party to any agreement, arrangement or understanding  to accept compensation (other than from the Company) in connection with his or her service as a director (except as disclosed to the Company), and (iii) will comply with all publicly disclosed corporate governance, confidentiality and other policies of the Company if elected.  The foregoing description of the amendment to the By-Laws does not purport to be complete and is qualified in its entirety by reference to the By-Laws, as amended, that are attached as Exhibit 3.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on June 9, 2014.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

3.1	Amended and Restated By-Laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K/A filed on June 9, 2014, SEC File No. 001-04221).
10.2	Ninth Amendment to Office Lease dated June 16, 2014, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2014, filed on August 8, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: August 8, 2014	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date: August 8, 2014	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

3.1	Amended and Restated By-Laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K/A filed on June 9, 2014, SEC File No. 001-04221).
10.2	Ninth Amendment to Office Lease dated June 16, 2014, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2014, filed on August 8, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.