Form 10-K
period 2014-09-30
HELMERICH & PAYNE INC
filed 2014-11-26
CIK 46765

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At March 31, 2014, the aggregate market value of the voting stock held by non-affiliates was approximately $11.3 billion.

         Number of shares of common stock outstanding at November 14, 2014:    108,256,492.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2015 Proxy Statement for the Annual Meeting of Stockholders to be held on March 4, 2015 are incorporated by reference into Part III of this Form 10-K. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year to which this Form 10-K relates.

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
YEAR ENDED SEPTEMBER 30, 2014

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

        Our contract drilling business is composed of three reportable business segments: U.S. Land, Offshore and International Land. During fiscal 2014, our U.S. Land operations drilled primarily in Oklahoma, California, Texas, Wyoming, Colorado, Louisiana, Mississippi, Pennsylvania, Ohio, Utah, New Mexico, Montana, North Dakota, West Virginia and Nevada. Offshore operations were conducted in the Gulf of Mexico and Equatorial Guinea. Our International Land segment operated in seven international locations during fiscal 2014: Ecuador, Colombia, Argentina, Tunisia, Bahrain, United Arab Emirates ("UAE") and Mozambique.

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

        Our subsidiary, TerraVici Drilling Solutions, Inc. ("TerraVici"), continues to develop patented rotary steerable technology to enhance horizontal and directional drilling operations. TerraVici complements our existing drilling rig technology and allows us to offer directional drilling services to customers. By combining this new technology with our existing capabilities, we expect to improve drilling productivity and reduce total well cost to the customer.

  CONTRACT DRILLING

  General

        We believe that we are one of the major land and offshore platform drilling contractors in the western hemisphere. Operating principally in North and South America, we specialize in shallow to deep drilling in oil and gas producing basins of the United States and in drilling for oil and gas in international locations. In the United States, we draw our customers primarily from the major oil companies and the larger independent oil companies. In South America, our current customers include major international and national oil companies.

        In fiscal 2014, we received approximately 56 percent of our consolidated operating revenues from our ten largest contract drilling customers. Occidental Oil and Gas Corporation, Marathon and BHP Billiton (respectively, "Oxy", "Marathon" and "BHP"), including their affiliates, are our three largest contract drilling customers. We perform drilling services for Oxy on a world-wide basis and Marathon and BHP in U.S. land operations. Revenues from drilling services performed for Oxy, Marathon and BHP in fiscal 2014 accounted for approximately 11 percent, 8 percent and 7 percent, respectively, of our consolidated operating revenues for the same period.

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

        Since 1998, we have built and delivered 344 FlexRigs, including 207 FlexRig3s, 88 FlexRig4s, and 32 FlexRig5s. Of the total FlexRigs built through September 30, 2014, 161 have been built in the last five years. As of November 13, 2014, an additional 41 new FlexRigs remained under construction.

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

  Drilling Contracts

        Our drilling contracts are obtained through competitive bidding or as a result of negotiations with customers, and often cover multi-well and multi-year projects. Each drilling rig operates under a separate drilling contract. During fiscal 2014, all drilling services were performed on a "daywork" contract basis, under which we charge a fixed rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. We have previously performed contracts on a combination "footage" and "daywork" basis, under which we charged a fixed rate per foot of hole drilled to a stated depth, usually no deeper than 15,000 feet, and a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis involve a greater element of risk to the contractor than do contracts performed on a "daywork" basis. Also, we have previously accepted "turnkey" contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Turnkey" contracts entail varying degrees of risk greater than the usual "footage" contract. We have not accepted any "footage" or "turnkey" contracts in over fifteen years. We believe that under current market conditions, "footage" and "turnkey" contract rates do not adequately compensate us for the added risks. The duration of our drilling contracts are "well-to-well" or for a fixed term. "Well-to-well" contracts are cancelable at the option of either party upon the completion of drilling at any one site. Fixed-term contracts generally have a minimum term of at least six months but customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.

        Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. In most instances contracts provide for additional payments for mobilization and demobilization.

        As of September 30, 2014, we had 193 existing rigs under fixed-term contracts. While the original duration for these current fixed-term contracts are for six-month to seven-year periods, some fixed-term and well-to-well contracts are expected to be extended for longer periods than the original terms. However, the contracting parties have no legal obligation to extend these contracts.

  Backlog

        Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of September 30, 2014 and 2013 was $5.0 billion and $2.9 billion, respectively. The increase in backlog at September 30, 2014 from September 30, 2013, is primarily due to the execution of additional fixed-term contracts for the operation of new FlexRigs. Approximately 63.6 percent of the total September 30, 2014 backlog is not reasonably expected to be filled in fiscal 2015. A portion of the backlog represents term contracts for new rigs that will be constructed in the future.

        The following table sets forth the total backlog by reportable segment as of September 30, 2014 and 2013, and the percentage of the September 30, 2014 backlog not reasonably expected to be filled in fiscal 2015:

	Total Backlog Revenue
			Percentage Not Reasonably Expected to be Filled in Fiscal 2015
Reportable Segment	9/30/2014	9/30/2013
	(in billions)
U.S. Land	$3.8	$2.4	59.4%
Offshore	0.1	0.1	70.9%
International	1.1	0.4	76.9%

	$5.0	$2.9

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

  U.S. Land Drilling

        At the end of September 2014, 2013, and 2012, we had 329, 302 and 282, respectively, of our land rigs available for work in the United States. The total number of rigs at the end of fiscal 2014 increased by a net of 27 rigs from the end of fiscal 2013. The increase is due to 42 new FlexRigs being placed into service, six FlexRigs being transferred to the International Land segment and nine older conventional rigs being removed from service. Our U.S. Land operations contributed approximately 83 percent ($3.1 billion) of our consolidated operating revenues during fiscal 2014, compared with approximately 82 percent ($2.8 billion) of consolidated operating revenues during fiscal 2013 and approximately 85 percent ($2.7 billion) of consolidated operating revenues during fiscal 2012. Rig utilization was approximately 86 percent in fiscal 2014, approximately 82 percent in fiscal 2013 and approximately 89 percent in fiscal 2012. Our fleet of FlexRigs had an average utilization of approximately 91 percent during fiscal 2014, while our conventional rigs had an average utilization of approximately 3 percent. A rig is considered to be utilized when it is operated or being mobilized or demobilized under contract. At the close of fiscal 2014, 294 out of an available 329 land rigs were working.

  Offshore Drilling

        Our Offshore operations contributed approximately 7 percent in fiscal year 2014 ($250.8 million) of our consolidated operating revenues compared to approximately 7 percent ($221.9 million) of consolidated operating revenues during fiscal 2013 and 6 percent ($189.1 million) of consolidated operating revenues during fiscal 2012. Rig utilization in fiscal 2014 and fiscal 2013 was approximately 89 percent compared to approximately 79 percent in fiscal 2012. At the end of fiscal 2014, we had eight of our nine offshore platform rigs under contract and continued to work under management contracts for three customer-owned rigs. The ninth rig commenced operations during the first fiscal quarter of 2015. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 52 percent of offshore revenues during fiscal 2014.

  International Land Drilling

  General

        Our International Land operations contributed approximately 10 percent ($355.5 million) of our consolidated operating revenues during fiscal 2014, compared with approximately 11 percent ($366.8 million) of consolidated operating revenues during fiscal 2013 and 9 percent ($270.0 million) of consolidated operating revenues during fiscal 2012. Rig utilization in fiscal 2014 was 76 percent, 82 percent in fiscal 2013 and 77 percent in fiscal 2012.

  Argentina

        At the end of fiscal 2014, we had 14 rigs in Argentina. Our utilization rate was approximately 80 percent during fiscal 2014, approximately 62 percent during fiscal 2013 and approximately 52 percent during fiscal 2012. Revenues generated by Argentine drilling operations contributed approximately 3 percent in fiscal 2014 ($107.9 million) of our consolidated operating revenues compared to approximately 2 percent ($73.2 million) of our consolidated operating revenues during fiscal 2013 and approximately 2 percent ($54.3 million) of our consolidated operating revenues during fiscal 2012. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 2 percent of consolidated operating revenues and approximately 21 percent of international operating revenues during fiscal 2014. The Argentine drilling contracts are primarily with large international or national oil companies.

  Colombia

        At the end of fiscal 2014, we had eight rigs in Colombia. Our utilization rate was approximately 63 percent during fiscal 2014, approximately 82 percent during fiscal 2013 and approximately 79 percent during fiscal 2012. Revenues generated by Colombian drilling operations contributed approximately 2 percent in fiscal 2014 ($85.2 million) of our consolidated operating revenues compared to approximately 3 percent ($100.1 million) of our consolidated operating revenues during fiscal 2013 and approximately 3 percent ($82.2 million) of our consolidated operating revenues during fiscal 2012. Revenues from drilling services performed for our two customers in Colombia totaled approximately 2 percent of consolidated operating revenues and approximately 24 percent of international operating revenues during fiscal 2014. The Colombian drilling contracts are primarily with large international or national oil companies.

  Ecuador

        At the end of fiscal 2014, we had six rigs in Ecuador. The utilization rate in Ecuador was 85 percent in fiscal 2014, compared to 95 percent in fiscal 2013 and 97 percent in fiscal 2012. Revenues generated by Ecuadorian drilling operations contributed approximately two percent in each of the three fiscal years 2014, 2013 and 2012 of our consolidated operating revenues ($69.2 million, $67.9 million and $56.4 million, respectively). Revenues from drilling services performed for the largest customer in Ecuador totaled approximately 1 percent of consolidated operating revenues and approximately 11 percent of international operating revenues during fiscal 2014. The Ecuadorian drilling contracts are primarily with large international or national oil companies.

  Other Locations

        In addition to our operations discussed above, at the end of fiscal 2014 we had two rigs in Tunisia, three rigs in Bahrain, two rigs in the UAE and one rig in Mozambique.

  FINANCIAL

        For information relating to revenues, total assets and operating income by reportable operating segments, see Note 14—"Segment Information" included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K.

  EMPLOYEES

        We had 10,352 employees within the United States (13 of which were part-time employees) and 1,562 employees in international operations as of September 30, 2014.

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

        We have insurance coverage for comprehensive general liability, automobile liability, worker's compensation and employer's liability, and certain other specific risks. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. We retain a significant portion of our expected losses under our worker's compensation, general liability and automobile liability programs. The Company self-insures a number of other risks including loss of earnings and business interruption. We are unable to obtain significant amounts of insurance to cover risks of underground reservoir damage.

        If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition and results of operations. Our insurance will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations. Our coverage includes aggregate policy limits. As a result, we retain the risk for any loss in excess of these limits. No assurance can be given that all or a portion of our coverage will not be cancelled during fiscal 2015, that insurance coverage will continue to be available at rates considered reasonable or that our coverage will respond to a specific loss. Further, we may experience difficulties in collecting from our insurers or our insurers may deny all or a portion of our claims for insurance coverage.

A tepid or deteriorating global economy may affect our business.

        As a result of volatility in oil and natural gas prices and a tepid global economic environment, we are unable to determine whether our customers will maintain spending on exploration and development drilling or whether customers and/or vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. In the event the global economic environment remains tepid or deteriorates, industry fundamentals may be impacted and result in stagnant or reduced demand for drilling rigs. Furthermore, these factors may result in certain of our customers experiencing an inability to pay vendors, including us. The global economic environment in the past has experienced significant deterioration in a relatively short period of time and there can be no assurance that the global economic environment will not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

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

        In fiscal 2014, we received approximately 56 percent of our consolidated operating revenues from our ten largest contract drilling customers and approximately 26 percent of our consolidated operating revenues from our three largest customers (including their affiliates). We believe that our relationship with all of these customers is good; however, the loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  avoid cost overruns inherent in large construction projects resulting from numerous factors such as shortages of equipment, materials and skilled labor, unscheduled delays in delivery of ordered equipment and materials, unanticipated increases in costs of equipment, materials and labor, design and engineering problems, and financial or other difficulties;

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

        If we are not successful in building new rigs and equipment or upgrading our existing rigs and equipment in a timely and cost-effective manner, we could lose market share. One or more technologies that we may implement in the future may not work as we expect and we may be adversely affected. Additionally, new technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could have a material adverse impact on our business, financial condition and results of operation.

New legislation and regulatory initiatives relating to hydraulic fracturing or other aspects of the oil and gas industry could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the drilling services we provide.

        It is a common practice in our industry for our customers to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure, waste disposal and/or well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Members of the U.S. Congress and a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing and the possibility of more stringent regulation. For example, the U.S. Environmental Protection Agency has undertaken a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. Depending on the outcome of these or other studies, federal and state legislatures and agencies may seek to further regulate, restrict or prohibit hydraulic fracturing activities. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques, operational delays or increased operating and compliance costs in the production of oil and natural gas from shale plays, added difficulty in performing hydraulic fracturing, and potentially a decline in the completion of new oil and gas wells.

        We do not engage in any hydraulic fracturing activities. However, any new laws, regulations or permitting requirements regarding hydraulic fracturing could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the drilling services we provide. Widespread regulation significantly restricting or prohibiting hydraulic fracturing by our customers could have a material adverse impact on our business, financial condition and results of operation.

Failure to comply with the terms of our plea agreement with the United States Department of Justice may adversely affect our business.

        On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co. ("H&PIDC"), and the United States Department of Justice, United States Attorney's Office for the Eastern District of Louisiana ("DOJ"). The court's approval of the plea agreement resolved the DOJ's investigation into certain choke manifold testing irregularities that occurred in 2010 at one of H&PIDC's offshore platform rigs in the Gulf of Mexico. As part of the plea agreement, H&PIDC agreed, during a three-year probationary period, to not commit any further criminal violations and to fulfill the terms of an environmental compliance plan ("ECP") whose purpose is to develop and implement additional training and safety programs. Our ability to comply with the terms of the plea agreement is dependent, in part, on our successful implementation of the additional training and safety programs set forth in the ECP. While not anticipated, a failure to comply with the terms of the plea agreement, including the ECP, could result in prosecution and other regulatory sanctions, and could otherwise adversely affect our business. We have been engaged in discussions with the Inspector General's office of the Department of Interior regarding the same events that were the subject of the DOJ's investigation. Although we presently believe that the outcome of our discussions will not have a material adverse effect on us, we can provide no assurances as to the timing or eventual outcome of these discussions. In addition, we could be exposed to civil litigation arising from the events that were the subject of the DOJ's investigation. Any such litigation may result in financial liability. Refer to Item 3—"Legal Proceedings" and Note 13—"Commitments and Contingencies" included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K for additional discussion of this subject.

We are subject to the political, economic and social instability risks and local laws associated with doing business in certain foreign countries.

        We currently have operations in South America, the Middle East and Africa. In the future, we may further expand the geographic reach of our operations. As a result, we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. From time to time these risks have impacted our business. For example, on June 30, 2010, the Venezuelan government expropriated 11 rigs and associated real and personal property owned by our Venezuelan subsidiary. Prior thereto, we also experienced currency devaluation losses in Venezuela and difficulty repatriating U.S. dollars to the United States.

        Additionally, there can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas. Because of the impact of local laws, our future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms we find acceptable.

        Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during fiscal 2014, approximately 10 percent of our consolidated operating revenues were generated from the international contract drilling business. During fiscal 2014, approximately 74 percent of the international operating revenues were from operations in South America. All of the South American operating revenues were from Argentina, Colombia and Ecuador. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

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

        At September 30, 2014, we had a portfolio of securities with a total fair value of approximately $222 million, consisting of Atwood Oceanics, Inc. and Schlumberger, Ltd. These securities are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. The portfolio is recorded at fair value on our balance sheet with changes in unrealized after-tax value reflected in the equity section of our balance sheet. At November 13, 2014, the fair value of the portfolio had decreased to approximately $185 million.

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

Our business and results of operations may be adversely affected by foreign currency restrictions and devaluation.

        Our contracts for work in foreign countries generally provide for payment in U.S. dollars. However, in Argentina we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. In the future, other contracts or applicable law may require payments to be made in foreign currencies. Based upon current information, we believe that our exposure to potential losses from currency restrictions and devaluation in foreign countries is immaterial. However, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks. In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

Our current backlog of contract drilling revenue may not be ultimately realized as fixed-term contracts may in certain instances be terminated without an early termination payment.

        Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an "early termination payment" to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even if an early termination payment is owed to us, a poor global economic environment may affect the customer's ability to pay the early termination payment. We also may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, including those described above. As of September 30, 2014, our contract drilling backlog was approximately $5.0 billion for future revenues under firm commitments. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse impact on our business, financial condition and results of operations.

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

Our business is subject to cybersecurity risks.

        Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Cybersecurity attacks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data, loss of our intellectual property, theft of our FlexRig and other technology, loss or damage to our data delivery systems, other electronic security breaches that could lead to disruptions in our critical systems, and increased costs to prevent, respond to or mitigate cybersecurity events. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our business, financial condition and results of operations. We are not aware that any material cybersecurity breaches have occurred to date.

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

        The United States Congress may in the future impose some form of price controls on either oil, natural gas, or both. Any future limits on the price of oil or natural gas could negatively affect the demand for our services and, consequently, have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

Item 2.    PROPERTIES

  CONTRACT DRILLING

        The following table sets forth certain information concerning our U.S. land and offshore drilling rigs as of September 30, 2014:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
FLEXRIGS
TEXAS	164	18,000	SCR (FlexRig1)	1,500
TEXAS	165	18,000	SCR (FlexRig1)	1,500
TEXAS	166	18,000	SCR (FlexRig1)	1,500
TEXAS	167	18,000	SCR (FlexRig1)	1,500
TEXAS	168	18,000	SCR (FlexRig1)	1,500
TEXAS	169	18,000	SCR (FlexRig1)	1,500
NORTH DAKOTA	179	18,000	SCR (FlexRig2)	1,500
NORTH DAKOTA	180	18,000	SCR (FlexRig2)	1,500
TEXAS	181	18,000	SCR (FlexRig2)	1,500
TEXAS	182	18,000	SCR (FlexRig2)	1,500
TEXAS	183	18,000	SCR (FlexRig2)	1,500
TEXAS	184	18,000	SCR (FlexRig2)	1,500
TEXAS	185	18,000	SCR (FlexRig2)	1,500
TEXAS	186	18,000	SCR (FlexRig2)	1,500
TEXAS	187	18,000	SCR (FlexRig2)	1,500
TEXAS	188	18,000	SCR (FlexRig2)	1,500
OKLAHOMA	189	18,000	SCR (FlexRig2)	1,500
TEXAS	210	22,000	AC (FlexRig3)	1,500
TEXAS*	211	22,000	AC (FlexRig3)	1,500
NEW MEXICO	212	22,000	AC (FlexRig3)	1,500
NEW MEXICO	214	22,000	AC (FlexRig3)	1,500
WYOMING	215	22,000	AC (FlexRig3)	1,500
TEXAS	216	22,000	AC (FlexRig3)	1,500
TEXAS	218	22,000	AC (FlexRig3)	1,500
TEXAS	220	22,000	AC (FlexRig3)	1,500
TEXAS	221	22,000	AC (FlexRig3)	1,500
TEXAS	222	22,000	AC (FlexRig3)	1,500
NEW MEXICO	223	22,000	AC (FlexRig3)	1,500
TEXAS	224	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	225	22,000	AC (FlexRig3)	1,500
TEXAS	226	22,000	AC (FlexRig3)	1,500
TEXAS	227	22,000	AC (FlexRig3)	1,500
TEXAS	231	22,000	AC (FlexRig3)	1,500
TEXAS	232	22,000	AC (FlexRig3)	1,500
TEXAS	233	22,000	AC (FlexRig3)	1,500
TEXAS	235	22,000	AC (FlexRig3)	1,500
CALIFORNIA	236	22,000	AC (FlexRig3)	1,500
TEXAS*	238	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	239	22,000	AC (FlexRig3)	1,500
CALIFORNIA	240	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	241	22,000	AC (FlexRig3)	1,500
TEXAS	244	22,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	245	22,000	AC (FlexRig3)	1,500
TEXAS	246	22,000	AC (FlexRig3)	1,500
TEXAS	247	22,000	AC (FlexRig3)	1,500
TEXAS	248	22,000	AC (FlexRig3)	1,500
MISSISSIPPI	249	22,000	AC (FlexRig3)	1,500
OKLAHOMA	250	22,000	AC (FlexRig3)	1,500
NEW MEXICO	251	22,000	AC (FlexRig3)	1,500
TEXAS	252	22,000	AC (FlexRig3)	1,500
TEXAS	253	22,000	AC (FlexRig3)	1,500
TEXAS	254	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	255	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	256	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	257	22,000	AC (FlexRig3)	1,500
MONTANA	258	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	259	22,000	AC (FlexRig3)	1,500
TEXAS	260	22,000	AC (FlexRig3)	1,500
CALIFORNIA	261	22,000	AC (FlexRig3)	1,500
CALIFORNIA	262	22,000	AC (FlexRig3)	1,500
TEXAS	263	22,000	AC (FlexRig3)	1,500
TEXAS	264	22,000	AC (FlexRig3)	1,500
TEXAS	265	22,000	AC (FlexRig3)	1,500
TEXAS	266	22,000	AC (FlexRig3)	1,500
TEXAS	267	22,000	AC (FlexRig3)	1,500
TEXAS	268	22,000	AC (FlexRig3)	1,500
TEXAS	269	22,000	AC (FlexRig3)	1,500
WYOMING	271	18,000	AC (FlexRig4)	1,500
MONTANA	272	18,000	AC (FlexRig4)	1,500
COLORADO	273	18,000	AC (FlexRig4)	1,500
TEXAS	274	18,000	AC (FlexRig4)	1,500
WYOMING	275	18,000	AC (FlexRig4)	1,500
UTAH	276	18,000	AC (FlexRig4)	1,500
COLORADO	277	18,000	AC (FlexRig4)	1,500
COLORADO	278	18,000	AC (FlexRig4)	1,500
TEXAS	279	18,000	AC (FlexRig4)	1,500
COLORADO	280	18,000	AC (FlexRig4)	1,500
TEXAS	281	8,000	AC (FlexRig4)	1,150
TEXAS	282	8,000	AC (FlexRig4)	1,150
TEXAS	283	8,000	AC (FlexRig4)	1,150
OHIO	284	18,000	AC (FlexRig4)	1,500
WEST VIRGINIA	285	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	286	18,000	AC (FlexRig4)	1,500
OHIO	287	18,000	AC (FlexRig4)	1,500
TEXAS	288	18,000	AC (FlexRig4)	1,500
LOUISIANA	289	18,000	AC (FlexRig4)	1,500
OHIO	290	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	293	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	294	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	295	18,000	AC (FlexRig4)	1,500
TEXAS	296	18,000	AC (FlexRig4)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
OKLAHOMA	297	18,000	AC (FlexRig4)	1,500
WYOMING	298	18,000	AC (FlexRig4)	1,500
TEXAS	299	18,000	AC (FlexRig4)	1,500
NEW MEXICO	300	18,000	AC (FlexRig4)	1,500
TEXAS	302	8,000	AC (FlexRig4)	1,150
TEXAS	303	8,000	AC (FlexRig4)	1,150
TEXAS	304	8,000	AC (FlexRig4)	1,150
TEXAS	305	8,000	AC (FlexRig4)	1,150
TEXAS	306	8,000	AC (FlexRig4)	1,150
COLORADO	307	18,000	AC (FlexRig4)	1,500
COLORADO	308	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	309	18,000	AC (FlexRig4)	1,500
WYOMING	310	18,000	AC (FlexRig4)	1,500
COLORADO	311	18,000	AC (FlexRig4)	1,500
TEXAS	312	18,000	AC (FlexRig4)	1,500
TEXAS	313	18,000	AC (FlexRig4)	1,500
TEXAS	314	18,000	AC (FlexRig4)	1,500
COLORADO	315	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	316	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	317	18,000	AC (FlexRig4)	1,500
COLORADO	318	18,000	AC (FlexRig4)	1,500
COLORADO	319	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	320	18,000	AC (FlexRig4)	1,500
COLORADO	321	18,000	AC (FlexRig4)	1,500
COLORADO	322	18,000	AC (FlexRig4)	1,500
TEXAS	323	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	324	18,000	AC (FlexRig4)	1,500
NORTH DAKOTA	325	18,000	AC (FlexRig4)	1,500
COLORADO	326	18,000	AC (FlexRig4)	1,500
TEXAS	327	18,000	AC (FlexRig4)	1,500
OKLAHOMA	328	18,000	AC (FlexRig4)	1,500
COLORADO	329	18,000	AC (FlexRig4)	1,500
COLORADO	330	18,000	AC (FlexRig4)	1,500
LOUISIANA	331	18,000	AC (FlexRig4)	1,500
TEXAS	332	18,000	AC (FlexRig4)	1,500
TEXAS	340	8,000	AC (FlexRig4)	1,150
TEXAS	341	18,000	AC (FlexRig4)	1,500
TEXAS	342	18,000	AC (FlexRig4)	1,500
COLORADO	343	18,000	AC (FlexRig4)	1,500
TEXAS	344	8,000	AC (FlexRig4)	1,150
TEXAS	345	8,000	AC (FlexRig4)	1,150
TEXAS	346	8,000	AC (FlexRig4)	1,150
TEXAS	347	8,000	AC (FlexRig4)	1,150
TEXAS	348	8,000	AC (FlexRig4)	1,150
TEXAS	349	8,000	AC (FlexRig4)	1,150
TEXAS	351	8,000	AC (FlexRig4)	1,150
TEXAS	352	8,000	AC (FlexRig4)	1,150
NORTH DAKOTA	353	18,000	AC (FlexRig4)	1,500
PENNSYLVANIA	354	18,000	AC (FlexRig4)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	355	8,000	AC (FlexRig4)	1,150
TEXAS	356	8,000	AC (FlexRig4)	1,150
TEXAS	360	8,000	AC (FlexRig4)	1,150
TEXAS	361	8,000	AC (FlexRig4)	1,150
TEXAS	362	8,000	AC (FlexRig4)	1,150
TEXAS	370	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	371	22,000	AC (FlexRig3)	1,500
TEXAS	372	22,000	AC (FlexRig3)	1,500
TEXAS	373	22,000	AC (FlexRig3)	1,500
TEXAS	374	22,000	AC (FlexRig3)	1,500
OKLAHOMA	375	22,000	AC (FlexRig3)	1,500
OKLAHOMA	376	22,000	AC (FlexRig3)	1,500
OKLAHOMA	377	22,000	AC (FlexRig3)	1,500
OKLAHOMA	378	22,000	AC (FlexRig3)	1,500
TEXAS	379	22,000	AC (FlexRig3)	1,500
CALIFORNIA	380	22,000	AC (FlexRig3)	1,500
CALIFORNIA	381	22,000	AC (FlexRig3)	1,500
TEXAS	382	22,000	AC (FlexRig3)	1,500
TEXAS	383	22,000	AC (FlexRig3)	1,500
TEXAS	384	22,000	AC (FlexRig3)	1,500
OHIO	385	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	386	22,000	AC (FlexRig3)	1,500
OKLAHOMA	387	22,000	AC (FlexRig3)	1,500
TEXAS	388	22,000	AC (FlexRig3)	1,500
TEXAS	389	22,000	AC (FlexRig3)	1,500
TEXAS	390	22,000	AC (FlexRig3)	1,500
NEW MEXICO	391	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	392	22,000	AC (FlexRig3)	1,500
TEXAS	393	22,000	AC (FlexRig3)	1,500
NEW MEXICO	394	22,000	AC (FlexRig3)	1,500
TEXAS	395	22,000	AC (FlexRig3)	1,500
TEXAS	396	22,000	AC (FlexRig3)	1,500
TEXAS	397	22,000	AC (FlexRig3)	1,500
TEXAS	398	22,000	AC (FlexRig3)	1,500
TEXAS	399	22,000	AC (FlexRig3)	1,500
NEW MEXICO	415	22,000	AC (FlexRig3)	1,500
NEW MEXICO	416	22,000	AC (FlexRig3)	1,500
LOUISIANA	417	22,000	AC (FlexRig3)	1,500
TEXAS	418	22,000	AC (FlexRig3)	1,500
TEXAS	419	22,000	AC (FlexRig3)	1,500
TEXAS	420	22,000	AC (FlexRig3)	1,500
TEXAS	421	22,000	AC (FlexRig3)	1,500
OKLAHOMA	422	22,000	AC (FlexRig3)	1,500
TEXAS	423	22,000	AC (FlexRig3)	1,500
CALIFORNIA	424	22,000	AC (FlexRig3)	1,500
OKLAHOMA	425	22,000	AC (FlexRig3)	1,500
CALIFORNIA	426	22,000	AC (FlexRig3)	1,500
TEXAS	427	22,000	AC (FlexRig3)	1,500
TEXAS	428	22,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	429	22,000	AC (FlexRig3)	1,500
TEXAS	430	22,000	AC (FlexRig3)	1,500
TEXAS	431	22,000	AC (FlexRig3)	1,500
TEXAS	432	22,000	AC (FlexRig3)	1,500
TEXAS	433	22,000	AC (FlexRig3)	1,500
TEXAS	434	22,000	AC (FlexRig3)	1,500
OKLAHOMA	435	22,000	AC (FlexRig3)	1,500
TEXAS	436	22,000	AC (FlexRig3)	1,500
TEXAS	437	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	438	22,000	AC (FlexRig3)	1,500
TEXAS	439	22,000	AC (FlexRig3)	1,500
CALIFORNIA	440	22,000	AC (FlexRig3)	1,500
TEXAS	441	22,000	AC (FlexRig3)	1,500
TEXAS	442	22,000	AC (FlexRig3)	1,500
TEXAS	443	22,000	AC (FlexRig3)	1,500
CALIFORNIA	444	22,000	AC (FlexRig3)	1,500
TEXAS	445	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	446	22,000	AC (FlexRig3)	1,500
OKLAHOMA	447	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	448	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	449	22,000	AC (FlexRig3)	1,500
OKLAHOMA	450	22,000	AC (FlexRig3)	1,500
TEXAS	451	22,000	AC (FlexRig3)	1,500
TEXAS	452	22,000	AC (FlexRig3)	1,500
TEXAS	453	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	454	22,000	AC (FlexRig3)	1,500
TEXAS	455	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	456	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	457	22,000	AC (FlexRig3)	1,500
TEXAS	458	22,000	AC (FlexRig3)	1,500
TEXAS	459	22,000	AC (FlexRig3)	1,500
TEXAS	460	22,000	AC (FlexRig3)	1,500
TEXAS	461	22,000	AC (FlexRig3)	1,500
TEXAS	462	22,000	AC (FlexRig3)	1,500
TEXAS	463	22,000	AC (FlexRig3)	1,500
TEXAS	464	22,000	AC (FlexRig3)	1,500
TEXAS	465	22,000	AC (FlexRig3)	1,500
TEXAS	466	22,000	AC (FlexRig3)	1,500
TEXAS	467	22,000	AC (FlexRig3)	1,500
TEXAS	468	22,000	AC (FlexRig3)	1,500
TEXAS	469	22,000	AC (FlexRig3)	1,500
TEXAS	470	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	471	22,000	AC (FlexRig3)	1,500
TEXAS	472	22,000	AC (FlexRig3)	1,500
TEXAS	473	22,000	AC (FlexRig3)	1,500
NEW MEXICO	474	22,000	AC (FlexRig3)	1,500
TEXAS	475	22,000	AC (FlexRig3)	1,500
NEW MEXICO	477	22,000	AC (FlexRig3)	1,500
TEXAS	478	22,000	AC (FlexRig3)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
TEXAS	479	22,000	AC (FlexRig3)	1,500
TEXAS	480	22,000	AC (FlexRig3)	1,500
TEXAS	481	22,000	AC (FlexRig3)	1,500
TEXAS	482	22,000	AC (FlexRig3)	1,500
TEXAS	483	22,000	AC (FlexRig3)	1,500
TEXAS	485	22,000	AC (FlexRig3)	1,500
NEW MEXICO	486	22,000	AC (FlexRig3)	1,500
TEXAS	487	22,000	AC (FlexRig3)	1,500
TEXAS	488	22,000	AC (FlexRig3)	1,500
TEXAS	489	22,000	AC (FlexRig3)	1,500
TEXAS	490	22,000	AC (FlexRig3)	1,500
TEXAS	491	22,000	AC (FlexRig3)	1,500
NORTH DAKOTA	492	22,000	AC (FlexRig3)	1,500
TEXAS	493	22,000	AC (FlexRig3)	1,500
TEXAS	494	22,000	AC (FlexRig3)	1,500
TEXAS	495	22,000	AC (FlexRig3)	1,500
TEXAS	496	22,000	AC (FlexRig3)	1,500
TEXAS	497	22,000	AC (FlexRig3)	1,500
TEXAS	498	22,000	AC (FlexRig3)	1,500
TEXAS	499	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	500	25,000	AC (FlexRig5)	1,500
TEXAS	501	25,000	AC (FlexRig5)	1,500
TEXAS	502	25,000	AC (FlexRig5)	1,500
TEXAS	503	25,000	AC (FlexRig5)	1,500
TEXAS	504	25,000	AC (FlexRig5)	1,500
TEXAS	505	25,000	AC (FlexRig5)	1,500
TEXAS	506	25,000	AC (FlexRig5)	1,500
TEXAS	507	25,000	AC (FlexRig5)	1,500
TEXAS	508	25,000	AC (FlexRig5)	1,500
TEXAS	509	25,000	AC (FlexRig5)	1,500
TEXAS	510	25,000	AC (FlexRig5)	1,500
TEXAS	511	25,000	AC (FlexRig5)	1,500
TEXAS	512	25,000	AC (FlexRig5)	1,500
TEXAS	513	25,000	AC (FlexRig5)	1,500
TEXAS	514	25,000	AC (FlexRig5)	1,500
NORTH DAKOTA	515	25,000	AC (FlexRig5)	1,500
NORTH DAKOTA	516	25,000	AC (FlexRig5)	1,500
NORTH DAKOTA	517	25,000	AC (FlexRig5)	1,500
TEXAS	518	25,000	AC (FlexRig5)	1,500
TEXAS	519	25,000	AC (FlexRig5)	1,500
WYOMING	520	25,000	AC (FlexRig5)	1,500
PENNSYLVANIA	521	25,000	AC (FlexRig5)	1,500
COLORADO	522	25,000	AC (FlexRig5)	1,500
LOUISIANA	523	25,000	AC (FlexRig5)	1,500
NORTH DAKOTA	524	25,000	AC (FlexRig5)	1,500
OKLAHOMA	525	25,000	AC (FlexRig5)	1,500
OKLAHOMA	526	25,000	AC (FlexRig5)	1,500
OKLAHOMA	527	25,000	AC (FlexRig5)	1,500
OKLAHOMA	528	25,000	AC (FlexRig5)	1,500

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
OKLAHOMA	529	25,000	AC (FlexRig5)	1,500
OKLAHOMA	530	25,000	AC (FlexRig5)	1,500
OHIO	531	25,000	AC (FlexRig5)	1,500
TEXAS	600	22,000	AC (FlexRig3)	1,500
TEXAS	601	22,000	AC (FlexRig3)	1,500
TEXAS	602	22,000	AC (FlexRig3)	1,500
TEXAS	603	22,000	AC (FlexRig3)	1,500
TEXAS	604	22,000	AC (FlexRig3)	1,500
TEXAS	605	22,000	AC (FlexRig3)	1,500
TEXAS	606	22,000	AC (FlexRig3)	1,500
TEXAS	607	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	608	22,000	AC (FlexRig3)	1,500
TEXAS	609	22,000	AC (FlexRig3)	1,500
TEXAS	610	22,000	AC (FlexRig3)	1,500
OKLAHOMA	611	22,000	AC (FlexRig3)	1,500
OKLAHOMA	612	22,000	AC (FlexRig3)	1,500
TEXAS	613	22,000	AC (FlexRig3)	1,500
TEXAS	614	22,000	AC (FlexRig3)	1,500
NEW MEXICO	615	22,000	AC (FlexRig3)	1,500
TEXAS	616	22,000	AC (FlexRig3)	1,500
TEXAS	617	22,000	AC (FlexRig3)	1,500
TEXAS	618	22,000	AC (FlexRig3)	1,500
TEXAS	619	22,000	AC (FlexRig3)	1,500
NEW MEXICO	620	22,000	AC (FlexRig3)	1,500
NEW MEXICO	621	22,000	AC (FlexRig3)	1,500
TEXAS	622	22,000	AC (FlexRig3)	1,500
MISSISSIPPI	623	22,000	AC (FlexRig3)	1,500
TEXAS	624	22,000	AC (FlexRig3)	1,500
COLORADO	625	22,000	AC (FlexRig3)	1,500
TEXAS	626	22,000	AC (FlexRig3)	1,500
TEXAS	627	22,000	AC (FlexRig3)	1,500
PENNSYLVANIA	628	22,000	AC (FlexRig3)	1,500
TEXAS	629	22,000	AC (FlexRig3)	1,500
TEXAS	630	22,000	AC (FlexRig3)	1,500
TEXAS	631	22,000	AC (FlexRig3)	1,500
CONVENTIONAL RIGS
LOUISIANA	72	30,000	SCR	3,000
OKLAHOMA	73	30,000	SCR	3,000
LOUISIANA	134	30,000	SCR	3,000
TEXAS	136	30,000	SCR	3,000
TEXAS	157	30,000	SCR	3,000
LOUISIANA	161	30,000	SCR	3,000
LOUISIANA	163	30,000	SCR	3,000
OFFSHORE PLATFORM RIGS
GULF OF MEXICO	203	20,000	Self-Erecting	2,500
GULF OF MEXICO	205	20,000	Self-Erecting	2,000
GULF OF MEXICO	206	20,000	Self-Erecting	2,000

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
GULF OF MEXICO	100	30,000	Conventional	3,000
GULF OF MEXICO	105	30,000	Conventional	3,000
GULF OF MEXICO	107	30,000	Conventional	3,000
GULF OF MEXICO	201	30,000	Tension-leg	3,000
GULF OF MEXICO	202	30,000	Tension-leg	3,000
GULF OF MEXICO	204	30,000	Tension-leg	3,000

*
Rig moved to Argentina in the first quarter of fiscal 2015

        The following table sets forth information with respect to the utilization of our U.S. land and offshore drilling rigs for the periods indicated:

	Years ended September 30,
	2010	2011	2012	2013	2014
U.S. Land Rigs
Number of rigs at end of period	220	248	282	302	329
Average rig utilization rate during period (1)	73%	86%	89%	82%	86%
U.S. Offshore Platform Rigs
Number of rigs at end of period	9	9	9	9	9
Average rig utilization rate during period (1)	80%	77%	79%	89%	89%

(1)
A rig is considered to be utilized when it is operated or being moved, assembled or dismantled under contract.

        The following table sets forth certain information concerning our international drilling rigs as of September 30, 2014:

Location	Rig	Optimum Depth (Feet)	Rig Type	Drawworks: Horsepower
Argentina	230	22,000	AC (FlexRig3)	1,500
Argentina	234	22,000	AC (FlexRig3)	1,500
Argentina	335	8,000	AC (FlexRig4)	1,150
Argentina	336	8,000	AC (FlexRig4)	1,150
Argentina	337	8,000	AC (FlexRig4)	1,150
Argentina	338	8,000	AC (FlexRig4)	1,150
Argentina	123	26,000	SCR	2,100
Argentina	175	30,000	SCR	3,000
Argentina	177	30,000	SCR	3,000
Argentina	151	30,000+	SCR	3,000
Argentina	213	22,000	AC (FlexRig3)	1,500
Argentina	217	22,000	AC (FlexRig3)	1,500
Argentina	219	22,000	AC (FlexRig3)	1,500
Argentina	229	22,000	AC (FlexRig3)	1,500
Bahrain	292	8,000	AC (FlexRig4)	1,150
Bahrain	301	8,000	AC (FlexRig4)	1,150
Bahrain	339	8,000	AC (FlexRig4)	1,150
Colombia	237	18,000	AC (FlexRig3)	1,500
Colombia	291	8,000	AC (FlexRig4)	1,150
Colombia	333	8,000	AC (FlexRig4)	1,150
Colombia	334	8,000	AC (FlexRig4)	1,150
Colombia	133	30,000	SCR	3,000
Colombia#	139	30,000+	SCR	3,000
Colombia	152	30,000+	SCR	3,000
Colombia	900	30,000+	AC Drive	3,000
Ecuador	132	18,000	SCR	1,500
Ecuador	176	18,000	SCR	1,500
Ecuador	121	20,000	SCR	1,700
Ecuador	190	26,000	SCR	2,000
Ecuador	117	26,000	SCR	2,500
Ecuador	138	26,000	SCR	2,500
Mozambique	243	22,000	AC (FlexRig3)	1,500
Tunisia	228	22,000	AC (FlexRig3)	1,500
Tunisia	242	22,000	AC (FlexRig3)	1,500
UAE	476	22,000	AC (FlexRig3)	1,500
UAE	484	22,000	AC (FlexRig3)	1,500

#
Rig moved to U.S. Land in the first quarter of fiscal 2015.

        The following table sets forth information with respect to the utilization of our international drilling rigs for the periods indicated:

	Years ended September 30,
	2010	2011	2012	2013	2014
Number of rigs at end of period	28	24	29	29	36
Average rig utilization rate during period (1)(2)	71%	70%	77%	82%	76%

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

Item 3.    LEGAL PROCEEDINGS

  1.
  Investigation by the Department of the Interior.

        On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney's Office for the Eastern District of Louisiana ("DOJ"). The court's approval of the plea agreement resolved the DOJ's investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.'s offshore platform rigs in the Gulf of Mexico. We have been engaged in discussions with the Inspector General's office of the Department of the Interior regarding the same events that were the subject of the DOJ's investigation. Although we presently believe that the outcome of our discussions will not have a material adverse effect on us, we can provide no assurances as to the timing or eventual outcome of these discussions.

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

John W. Lindsay, 53	President and Chief Executive Officer since March 2014; President and Chief Operating Officer from September 2012 to March 2014; Director since September 2012; Executive Vice President and Chief Operating Officer from 2010 to September 2012; Executive Vice President, U.S. and International Operations of Helmerich & Payne International Drilling Co. from 2006 to 2012; Vice President of U.S. Land Operations of Helmerich & Payne International Drilling Co. from 1997 to 2006
Steven R. Mackey, 63
Executive Vice President, General Counsel and Chief Administrative Officer since June 2014; Executive Vice President, Secretary, General Counsel and Chief Administrative Officer from March 2010 to June 2014; Executive Vice President, Secretary and General Counsel from June 2008 to March 2010; Secretary from 1990 to June 2014; Vice President from 1988 to 2010; General Counsel since 1988
Juan Pablo Tardio, 49	Vice President and Chief Financial Officer since April 2010; Director of Investor Relations from January 2008 to April 2010; Manager of Investor Relations from August 2005 to January 2008

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information

        The principal market on which our common stock is traded is the New York Stock Exchange under the symbol "HP". As of November 14, 2014, there were 617 record holders of our common stock as listed by our transfer agent's records. The high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported in the NYSE-Composite Transaction quotations follow:

	2013		2014
Quarter	High	Low	High	Low
First	$57.19	$44.95	$84.87	$68.87
Second	69.38	55.79	108.43	81.34
Third	66.02	55.78	118.02	103.54
Fourth	71.36	62.35	118.95	96.79

  Dividends

        We paid quarterly cash dividends during the past two fiscal years as shown in the table below. Payment of future dividends will depend on earnings and other factors.

	Paid per Share		Total Payment
	Fiscal		Fiscal
Quarter	2013	2014	2013	2014
First	$.0700	$.5000	$7,430,942	$53,859,536
Second	.1500	.6250	16,038,413	67,685,672
Third	.1500	.6250	16,049,768	67,996,052
Fourth	.5000	.6875	53,534,259	74,844,562

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

		INDEXED RETURNS Years Ending
	Base Period Sep09
Company / Index		Sep10	Sep11	Sep12	Sep13	Sep14
Helmerich & Payne, Inc.	100	102.92	103.73	122.31	179.61	261.40
S&P 500 Index	100	110.16	111.42	145.08	173.14	207.30
S&P 500 Oil & Gas Drilling Index	100	91.14	81.05	97.25	107.69	94.57

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

Five-year Summary of Selected Financial Data

	2014	2013	2012	2011	2010
	(in thousands except per share amounts)
Operating revenues	$3,719,707	$3,387,614	$3,151,802	$2,543,894	$1,875,162
Income from continuing operations	708,766	721,453	573,609	434,668	286,081
Income (loss) from discontinued operations	(47)	15,186	7,436	(482)	(129,769)
Net Income	708,719	736,639	581,045	434,186	156,312
Basic earnings per share from continuing operations	6.54	6.75	5.35	4.06	2.70
Basic earnings (loss) per share from discontinued operations	—	0.14	0.07	—	(1.23)
Basic earnings per share	6.54	6.89	5.42	4.06	1.47
Diluted earnings per share from continuing operations	6.46	6.65	5.27	3.99	2.66
Diluted earnings (loss) per share from discontinued operations	—	0.14	0.07	—	(1.21)
Diluted earnings per share	6.46	6.79	5.34	3.99	1.45
Total assets*	6,721,861	6,264,827	5,721,085	5,003,891	4,265,370
Long-term debt	40,000	80,000	195,000	235,000	360,000
Cash dividends declared per common share	2.625	1.300	0.280	0.260	0.220

*
Total assets for all years include amounts related to discontinued operations. As further discussed in Note 2—"Discontinued Operations" included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, our Venezuelan subsidiary was classified as discontinued operations on June 30, 2010, after the seizure of our drilling assets in that country by the Venezuelan government.

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

        With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. These forward-looking statements are based on various assumptions. We caution that, while we believe such assumptions to be reasonable and make them in good faith, assumed facts almost always vary from actual results. The differences between assumed facts and actual results can be material. We are including this cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or persons acting on our behalf. The factors identified in this cautionary statement and those factors discussed under Item 1A—"Risk Factors" of this Form 10-K are important factors (but not necessarily inclusive of all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or persons acting on our behalf. Except as required by law, we undertake no duty to update or revise our forward-looking statements based on changes of internal estimates or expectations or otherwise.

Executive Summary

        Helmerich & Payne, Inc. is primarily a contract drilling company with a total fleet of 374 drilling rigs at September 30, 2014. Our contract drilling segments consist of the U.S. Land segment with 329 rigs, the Offshore segment with 9 offshore platform rigs and the International Land segment with 36 rigs at September 30, 2014. We continued to expand our rig fleet in 2014 and our flexibility in managing our own rate of production has allowed us to quickly respond to changing levels of FlexRig demand. Our position in the market is strengthened by our high quality fleet, our long-term contracts and our customer base. The market demand for AC drive rigs continued to increase during the year. During 2014, we placed into service 44 new FlexRigs and one new AC drive rig, all with fixed-term contracts. At September 30, 2014, we had 325 active rigs, compared to 276 active rigs at the same time during the prior year.

        In addition, our customers continue to focus on efficiency, technology and safety. We believe that our superior field performance and safety record will allow us to continue to gain market share over the coming years.

        As further discussed in Note 2 of the Consolidated Financial Statements, our Venezuelan subsidiary was classified as discontinued operations on June 30, 2010, after the seizure of our drilling assets in that country by the Venezuelan government. Except as specifically discussed, the following results of operations pertain only to our continuing operations. Unless otherwise indicated, references to 2014, 2013 and 2012 in the following discussion are referring to our fiscal 2014, 2013 and 2012.

Results of Operations

        All per share amounts included in the Results of Operations discussion are stated on a diluted basis. Our net income for 2014 was $708.7 million ($6.46 per share), compared with $736.6 million ($6.79 per share) for 2013 and $581.0 million ($5.34 per share) for 2012. Included in our net income is after-tax gains from the sale of investment securities of $27.8 million ($0.25 per share) in 2014 and $97.9 million ($0.91 per share) in 2013. Net income also includes after-tax gains from the sale of assets of $12.7 million ($0.12 per share) in 2014, $12.2 million ($0.11 per share) in 2013 and $12.3 million ($0.11 per share) in 2012.

        Consolidated operating revenues were $3.7 billion in 2014, $3.4 billion in 2013 and $3.2 billion in 2012. Our total number of revenue days (drilling activity) also increased to record levels during 2014. The number of revenue days in our U.S. Land segment totaled 100,638 in 2014, compared to 88,620 in 2013 and 86,340 in 2012. Our U.S. land rig utilization was 86 percent in 2014, 82 percent in 2013 and 89 percent in 2012. The average number of U.S. land rigs available was 319 rigs in 2014, 295 rigs in 2013 and 266 rigs in 2012. Revenue in the Offshore segment steadily increased in 2014 and 2013 from 2012, while rig utilization for offshore rigs was 89 percent in 2014 and 2013, compared to 79 percent in 2012. Revenue and rig utilization in the International Land segment decreased in 2014 from 2013 after increasing in 2013 from 2012. Rig utilization in our International Land segment was 76 percent in 2014, 82 percent in 2013 and 77 percent in 2012.

        In 2014 and 2013, we had $45.2 million and $162.1 million in gains from the sale of investment securities, respectively. We did not sell any investment securities in 2012. Interest and dividend income was $1.6 million, $1.7 million and $1.4 million in 2014, 2013 and 2012, respectively.

        Direct operating costs in 2014 were $2.0 billion or 54 percent of operating revenues, compared with $1.9 billion or 55 percent of operating revenues in 2013 and $1.8 billion or 56 percent of operating revenues in 2012.

        Depreciation expense was $523.5 million in 2014, $455.6 million in 2013 and $387.5 million in 2012. Included in depreciation are abandonments of equipment of $23.0 million in 2014, $9.1 million in 2013 and $16.4 million in 2012. Depreciation expense, exclusive of the abandonments, increased over the three-year period as we placed into service 45 new rigs in 2014, 20 in 2013 and 48 in 2012. Depreciation expense in 2015 is expected to increase from 2014 from new rigs placed into service during 2014 and additional rigs placed into service during 2015. (See Liquidity and Capital Resources.)

        As conditions warrant, management performs an analysis of the industry market conditions impacting its long-lived assets in each drilling segment. Based on this analysis, management determines if any impairment is required. In 2014, 2013 and 2012, no impairment was recorded.

        General and administrative expenses totaled $135.1 million in 2014, $126.3 million in 2013 and $107.3 million in 2012. The $8.8 million increase in 2014 from 2013 is primarily due to continued growth in the number of employees in the comparative periods and increases in salaries, bonuses, and stock-based compensation. The $19.0 million increase in 2013 from 2012 was due to increases in stock-based compensation of approximately $17.3 million associated with growth in the number of employees and increases in wages in the comparative periods.

        Interest expense net of amounts capitalized totaled $4.7 million in 2014, $6.1 million in 2013 and $8.7 million in 2012. Interest expense is primarily attributable to the fixed-rate debt outstanding. Interest expense decreased in 2014 from 2013 and in 2013 from 2012 primarily due to a reduction in outstanding debt balances during the three years. Capitalized interest was $7.7 million, $8.8 million and $12.9 million in 2014, 2013 and 2012, respectively. All of the capitalized interest is attributable to our rig construction program.

        The provision for income taxes totaled $387.5 million in 2014, $392.8 million in 2013 and $329.0 million in 2012. The effective income tax rate was 35.4 percent in 2014 compared to

35.3 percent in 2013 and 36.4 percent in 2012. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Recoverability of any tax assets are evaluated and necessary allowances are provided. The carrying value of the net deferred tax assets is based on management's judgments using certain estimates and assumptions that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the benefits of such assets. If these estimates and related assumptions change in the future, additional valuation allowances may be recorded against the deferred tax assets resulting in additional income tax expense in the future. (See Note 4 of the Consolidated Financial Statements for additional income tax disclosures.)

        During 2014, 2013 and 2012, we incurred $15.9 million, $15.2 million and $16.1 million, respectively, of research and development expenses primarily related to the ongoing development of the rotary steerable system tools. We anticipate research and development expenses to continue during 2015.

        Expenses incurred within the country of Venezuela are reported as discontinued operations. Included in 2013 and 2012 are proceeds from arbitration disputes with third parties not affiliated with the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. ("PDVSA") or PDVSA Petroleo, S.A. ("Petroleo") related to the seizure of our property in Venezuela on June 30, 2010. Proceeds of $15.0 million and $7.5 million were received and recorded as discontinued operations in 2013 and 2012, respectively.

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

        The following tables summarize operations by reportable operating segment.

Comparison of the years ended September 30, 2014 and 2013

	2014	2013	% Change
	(in thousands, except operating statistics)
U.S. LAND OPERATIONS
Operating revenues	$3,099,954	$2,785,449	11.3%
Direct operating expenses	1,576,702	1,424,716	10.7
General and administrative expense	41,573	37,070	12.1
Depreciation	455,934	391,072	16.6

Segment operating income	$1,025,745	$932,591	10.0

Operating Statistics:
Revenue days	100,638	88,620	13.6%
Average rig revenue per day	$28,194	$28,382	(0.7)
Average rig expense per day	$13,058	$13,029	0.2
Average rig margin per day	$15,136	$15,353	(1.4)
Number of rigs at end of period	329	302	8.9
Rig utilization	86%	82%	4.9

Operating statistics for per day revenue, expense and margin do not include reimbursements of "out-of-pocket" expenses of $262,532 and $270,223 for 2014 and 2013, respectively.

Rig utilization in 2013 excludes two FlexRigs completed and ready for delivery at September 30, 2013.

        Operating income in the U.S. Land segment increased to $1.0 billion in 2014 from $932.6 million in 2013 primarily due to an increase in revenue days. Included in U.S. land revenues for 2014 and 2013 is approximately $11.7 million and $19.0 million, respectively, from early termination and revenue from customers that requested delivery delays for new FlexRigs. Excluding early termination related revenue and customer requested delivery delay revenue for new FlexRigs, the average revenue per day for 2014 only slightly decreased by $90 to $28,080 from $28,168 in 2013. Direct operating expenses as a percentage of revenue were 51 percent in 2014 and 51 percent in 2013.

        Rig utilization increased to 86 percent in 2014 from 82 percent in 2013. The total number of rigs at September 30, 2014 was 329 compared to 302 rigs at September 30, 2013. The net increase is due to 42 new FlexRigs completed and placed into service, 6 FlexRigs transferred to the International Land segment and 9 older conventional rigs removed from service. Subsequent to September 30, 2014 two FlexRigs were transferred to the International Land segment and three additional FlexRigs are expected to be transferred during 2015.

        Subsequent to September 30, 2014, we announced we had entered into agreements with two customers to build and operate six new FlexRigs. As of November 13, 2014, 41 announced FlexRigs remained to be delivered.

        Depreciation includes charges for abandoned equipment of $21.5 million and $8.2 million in 2014 and 2013, respectively. Included in abandonments in 2014 is the decommission of nine conventional rigs and spare equipment for drilling rigs. Included in abandonments in 2013 is the decommission of two conventional rigs. Excluding the abandonment amounts, depreciation in 2014 increased 13 percent from 2013 due to the increase in available rigs. As a result of the new FlexRigs added in fiscal 2014 and additional rigs scheduled for completion in fiscal 2015, we anticipate depreciation expense to continue to increase in fiscal 2015.

        At September 30, 2014, 294 out of 329 existing rigs in the U.S. Land segment were generating revenue. Of the 294 rigs generating revenue, 176 were under fixed-term contracts, and 118 were working in the spot market. At November 13, 2014, the number of existing rigs under fixed-term contracts in the segment was 179 and the number of rigs working in the spot market increased to 119.

Comparison of the years ended September 30, 2014 and 2013

	2014	2013	% Change
	(in thousands, except operating statistics)
OFFSHORE OPERATIONS
Operating revenues	$250,811	$221,863	13.0%
Direct operating expenses	158,834	146,184	8.7
General and administrative expense	9,858	8,849	11.4
Depreciation	12,300	13,766	(10.6)

Segment operating income	$69,819	$53,064	31.6

Operating Statistics:
Revenue days	2,920	2,920	—%
Average rig revenue per day	$63,094	$61,069	3.3
Average rig expense per day	$37,653	$37,654	—
Average rig margin per day	$25,441	$23,415	8.7
Number of rigs at end of period	9	9	—
Rig utilization	89%	89%	—

Operating statistics for per day revenue, expense and margin do not include reimbursements of "out-of-pocket" expenses of $19,007 and $19,701 for 2014 and 2013, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

        Total revenue and segment operating income in our Offshore segment increased in 2014 from 2013 primarily due to our offshore management contracts. Included in 2013 direct operating expenses is a one-time charge of $6.4 million related to an incident in the Gulf of Mexico more fully discussed in Note 13 to the Consolidated Financial Statements. At September 30, 2014 and 2013, eight of our nine rigs were working. The ninth rig commenced operations during the first fiscal quarter of 2015.

Comparison of the years ended September 30, 2014 and 2013

	2014	2013	% Change
	(in thousands, except operating statistics)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$355,532	$366,841	(3.1)%
Direct operating expenses	274,894	282,335	(2.6)
General and administrative expense	4,289	3,911	9.7
Depreciation	39,932	36,000	10.9

Segment operating income	$36,417	$44,595	(18.3)

Operating Statistics:
Revenue days	8,303	8,707	(4.6)%
Average rig revenue per day	$37,117	$37,246	(0.3)
Average rig expense per day	$27,278	$27,589	(1.1)
Average rig margin per day	$9,839	$9,657	1.9
Number of rigs at end of period	36	29	24.1
Rig utilization	76%	82%	(7.3)

Operating statistics for per day revenue, expense and margin do not include reimbursements of "out-of-pocket" expenses of $47,350 and $42,542 for 2014 and 2013, respectively. Also excluded are the effects of currency revaluation expense.

        The International Land segment had operating income of $36.4 million for 2014 compared to $44.6 million for 2013. Included in International land revenues in 2013 is approximately $5.3 million related to early termination fees.

        Excluding the $5.3 million early termination fee in 2013, segment operating income in 2014 decreased from 2013 with revenue days decreasing 4.6 percent and rig utilization decreasing to 76 percent in 2014 from 82 percent in 2013. The total number of rigs increased to 36 at September 30, 2014 from 29 at September 30, 2013.

        During 2014, the total number of rigs increased by seven due to one new 3,000 horsepower AC drive rig added to the fleet and six FlexRigs transferred from the U.S. Land segment. As of November 13, 2014, an additional two rigs were transferred from the U.S. Land segment with another three expected to transfer during 2015. All of the additional rigs added to the segment in 2014 through November 13, 2014 and those expected to be added in 2015 are under fixed-term contracts.

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

Operating statistics for per day revenue, expense and margin do not include reimbursements of "out-of-pocket" expenses of $19,701 and $18,346 for 2013 and 2012, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

        Segment operating income in our Offshore segment increased by 27.0 percent in 2013 from 2012 primarily due to an increase in revenue days and an increase in dayrates reduced by a one-time charge of $6.4 million related to an incident in the Gulf of Mexico more fully discussed in Note 13 to the Consolidated Financial Statements. The increase in revenue days is primarily due to two rigs working all of 2013 compared to working only a portion of 2012, offset partially by a third rig completing its contract in 2012 and being idle during 2013.

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

        Revenues increased by $96.8 million in 2013 from 2012 in international land operations and rig utilization increased to 82 percent in 2013 compared to 77 percent in 2012. The total number of rigs remained constant at 29. The average revenue per day for 2013 compared to 2012 increased $4,248 of which $609 is attributable to early termination related revenue. The remaining increase is primarily due to higher dayrates.

LIQUIDITY AND CAPITAL RESOURCES

        Our capital spending was $952.9 million in 2014, $809.1 million in 2013 and $1.1 billion in 2012. Net cash provided from operating activities was $1.1 billion in 2014, $997.2 million in 2013 and $1.0 billion in 2012. Our 2015 capital spending is currently estimated to be between $1.4 billion and $1.7 billion, depending primarily on drilling market conditions and incremental demand for additional new FlexRigs during the fiscal year. This estimate includes contracted new builds, capital maintenance requirements, tubulars and other special projects.

        Historically, we have financed operations primarily through internally generated cash flows. In periods when internally generated cash flows are not sufficient to meet liquidity needs, we will either borrow from available credit sources or we may sell portfolio securities. Likewise, if we are generating excess cash flows, we may invest in short-term money market securities.

        We manage a portfolio of marketable securities that, at the close of fiscal 2014, had a fair value of $222.3 million consisting of Atwood Oceanics, Inc. and Schlumberger, Ltd. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. The portfolio is recorded at fair value on our balance sheet.

        During 2014, we had cash proceeds from the sale of available-for-sale securities of $49.2 million. During 2013, we had cash proceeds from the sale of investment securities of $232.2 million including $214.1 from the sale of marketable equity available-for-sale securities and $18.1 million from the sale of three limited partnerships. We did not sell any portfolio securities in 2012.

        Our proceeds from asset sales totaled $30.8 million in 2014, $28.0 million in 2013 and $39.9 million in 2012. Income from asset sales in 2014 totaled $19.6 million, $18.9 million in 2013 and $19.2 million in 2012. In each year we had sales of old or damaged rig equipment and drill pipe used in the ordinary course of business.

        The Company has authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During fiscal 2012, we purchased 1,747,819 common shares at an aggregate cost of $77.6 million, which are held as treasury shares. We had no purchases of common shares in fiscal 2014 and 2013. Subsequent to September 30, 2014, we purchased 414,992 common shares at an aggregate cost of $32.3 million, which will be held as treasury shares.

        During 2014, we increased our dividends paid in both the second fiscal quarter and the fourth fiscal quarter, representing the 42nd consecutive year of dividend increases. We paid dividends of $2.438 per share, or a total of $264.4 million during 2014 compared to $0.87 per share or $93.1 million paid in 2013 and $0.28 per share or $30.0 million paid in 2012.

        We have $80 million of senior unsecured fixed-rate notes outstanding at September 30, 2014 that mature over a period from July 2015 to July 2016. Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent. Annual principal repayments of $40 million are due July 2015 and July 2016. We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

        We have a $300 million unsecured revolving credit facility that will mature May 25, 2017. The credit facility has $100 million available to use for letters of credit. The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum. Based on our debt to total capitalization on September 30, 2014, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00. The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality. As of September 30, 2014, there were no borrowings, but there were three letters of credit outstanding in the amount of $34.2 million. At September 30, 2014, we had $265.8 million available to borrow under our $300 million unsecured credit facility.

        At September 30, 2014, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations. These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

        The applicable agreements for all of the unsecured debt described above contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2014, we were in compliance with all debt covenants.

        At September 30, 2014, we had 193 existing rigs with fixed term contracts with original term durations ranging from six months to seven years, with some expiring in fiscal 2015. The contracts provide for termination at the election of the customer, with an early termination payment to be paid if a contract is terminated prior to the expiration of the fixed term. While most of our customers are primarily major oil companies and large independent oil companies, a risk exists that a customer, especially a smaller independent oil company, may become unable to meet its obligations and may exercise its early termination election in the future and not be able to pay the early termination fee. Although not expected at this time, our future revenue and operating results could be negatively impacted if this were to happen.

        Our operating cash requirements, scheduled debt repayments, any stock repurchases and estimated capital expenditures, including our rig construction program, for fiscal 2015 are expected to be funded through current cash, cash to be provided from operating activities and, possibly, from additional borrowings and sales of available-for-sale securities.

        The current ratio was 2.5 at September 30, 2014 and 2.8 at September 30, 2013. The long-term debt to total capitalization ratio, including the current portion of long-term debt, was two percent at September 30, 2014 compared to four percent at September 30, 2013.

STOCK PORTFOLIO HELD

September 30, 2014	Number of Shares	Cost Basis	Market Value
	(in thousands, except share amounts)
Atwood Oceanics, Inc.	4,000,000	$60,749	$174,760
Schlumberger, Ltd.	467,500	3,713	47,540

Total		$64,462	$222,300

Material Commitments

        We have no off balance sheet arrangements other than operating leases discussed below. Our contractual obligations as of September 30, 2014, are summarized in the table below in thousands:

	Payments due by year
Contractual Obligations	Total	2015	2016	2017	2018	2019	After 2019
Long-term debt and estimated interest (a)	$86,371	$44,406	$41,965	$—	$—	$—	$—
Operating leases (b)	38,476	7,658	5,165	4,489	3,220	3,213	14,731
Purchase obligations (b)	412,949	412,949	—	—	—	—	—

Total contractual obligations	$537,796	$465,013	$47,130	$4,489	$3,220	$3,213	$14,731

(a)
Interest on fixed-rate debt was estimated based on principal maturities. See Note 3 "Debt" to our Consolidated Financial Statements.
(b)
See Note 13 "Commitments and Contingencies" to our Consolidated Financial Statements.

        The above table does not include obligations for our pension plan or amounts recorded for uncertain tax positions.

        In 2014, we contributed $7.3 million to the pension plan. Based on current information available from plan actuaries, we estimate contributing at least $0.1 million in 2015 to meet the minimum contribution required by law. Additional contributions may be made in 2015 to fund unexpected distributions in lieu of liquidating pension assets. Future contributions beyond 2015 are difficult to estimate due to multiple variables involved.

        At September 30, 2014, we had $17.2 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time. Income taxes are more fully described in Note 4 to the Consolidated Financial Statements.

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

        Property, Plant and Equipment    Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed as incurred. The interest expense applicable to the construction of qualifying assets is capitalized as a component of the cost of such assets. We account for the depreciation of property, plant and equipment using the straight-line method over the estimated useful lives of the assets considering the estimated salvage value of the property, plant and equipment. Both the estimated useful lives and salvage values require the use of management estimates. Certain events, such as unforeseen changes in operations, technology or market conditions, could materially affect our estimates and assumptions related to depreciation. Management believes that these estimates have been materially accurate in the past. For the years presented in this report, no significant changes were made to the determinations of useful lives or salvage values. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are recorded in the results of operations.

        Impairment of Long-lived Assets    Management assesses the potential impairment of our long-lived assets whenever events or changes in conditions indicate that the carrying value of an asset may not be recoverable. Changes that could prompt such an assessment may include equipment obsolescence, changes in the market demand for a specific asset, periods of relatively low rig utilization, declining revenue per day, declining cash margin per day, completion of specific contracts and/or overall changes in general market conditions. If a review of the long-lived assets indicates that the carrying value of certain of these assets is more than the estimated undiscounted future cash flows, an impairment charge is made to adjust the carrying value to the estimated fair value of the asset. The fair value of drilling rigs is determined based upon estimated discounted future cash flows or estimated fair value, if available. Cash flows are estimated by management considering factors such as prospective market demand, recent changes in rig technology and its effect on each rig's marketability, any cash investment required to make a rig marketable, suitability of rig size and makeup to existing platforms, and competitive dynamics including utilization. Fair value is estimated, if applicable, considering factors such as recent market sales of rigs of other companies and our own sales of rigs, appraisals and other factors. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect any impairment measurement.

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

        Our wholly-owned captive insurance company finances a significant portion of the physical damage risk on company-owned drilling rigs as well as international casualty deductibles. With the exception of "named wind storm" risk in the Gulf of Mexico, we insure rig and related equipment at values that approximate the current replacement cost on the inception date of the policy. We self-insure a $5 million per occurrence deductible, as well as 20 percent of the estimated replacement cost of offshore rigs and 30 percent of the estimated replacement cost for land rigs and equipment. We have two insurance policies covering eight offshore platform rigs for "named windstorm" risk in the Gulf of Mexico. The first policy covers four rigs and has a $75 million aggregate insurance limit over a $3 million deductible. The second policy covers four rigs and has a $40 million aggregate limit and a $3.5 million deductible. Our remaining offshore platform rig is insured by our customer. We maintain certain other insurance coverage with deductibles as high as $2.5 million. Excess insurance is purchased over these coverage amounts to limit our exposure to catastrophic claims, but there can be no assurance that such coverage will respond or be adequate in all circumstances. Retained losses are estimated and accrued based upon our estimates of the aggregate liability for claims incurred and, using adjuster's estimates, our historical loss experience or estimation methods that are believed to be reliable. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense and related liabilities. We self-insure a number of other risks including loss of earnings and business interruption.

        Pension Costs and Obligations    Our pension benefit costs and obligations are dependent on various actuarial assumptions. We make assumptions relating to discount rates and expected return on plan assets. Our discount rate is determined by matching projected cash distributions with the appropriate corporate bond yields in a yield curve analysis. The discount rate was lowered to 4.32 percent from 4.80 percent as of September 30, 2014 to reflect changes in the market conditions for high-quality fixed-income investments. The expected return on plan assets is determined based on historical portfolio results and future expectations of rates of return. Actual results that differ from estimated assumptions are accumulated and amortized over the estimated future working life of the plan participants and could therefore affect the expense recognized and obligations in future periods. As of September 30, 2006, the Pension Plan was frozen and benefit accruals were discontinued. As a result, the rate of compensation increase assumption has been eliminated from future periods. We anticipate pension expense to decrease approximately $1.3 million in 2015 from 2014.

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

        The fair value of restricted stock awards is determined based on the closing price of our common stock on the date of grant. We amortize the fair value of restricted stock awards to compensation expense on a straight-line basis over the vesting period. At September 30, 2014, unrecognized compensation cost related to unvested restricted stock was $20.0 million. The cost is expected to be recognized over a weighted-average period of 2.3 years.

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

NEW ACCOUNTING STANDARDS

        On October 1, 2013, we adopted Accounting Standards Update ("ASU") 2013-02, Other Comprehensive Income. ASU No. 2013-02 amended Accounting standards Codifications ("ASC") 220, Comprehensive Income, and superseded and replaced ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Comprehensive Income. The standard did not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The adoption had no impact on the amount of other comprehensive income reported in the Consolidated Financial Statements.

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Rate Risk    Our contracts for work in foreign countries generally provide for payment in U.S. dollars. However, in Argentina we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. In the future, other contracts or applicable law may require payments to be made in foreign currencies. Based upon current information, we believe that our exposure to potential losses from currency restrictions and devaluation in foreign countries is immaterial. However, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks. In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

        Commodity Price Risk    The demand for contract drilling services is derived from exploration and production companies spending money to explore and develop drilling prospects in search of crude oil and natural gas. Their spending is driven by their cash flow and financial strength, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including supply and demand, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict. While current energy prices are important contributors to positive cash flow for customers, expectations about future prices and price volatility are generally more important for determining future spending levels. This volatility can lead many exploration and production companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of commodity prices.

        Credit and Capital Market Risk    In addition, customers may finance their exploration activities through cash flow from operations, the incurrence of debt or the issuance of equity. Any deterioration in the credit and capital markets, as experienced in the past, can make it difficult for customers to obtain funding for their capital needs. A reduction of cash flow resulting from declines in commodity prices or a reduction of available financing may result in customer credit defaults or reduced demand for drilling services which could have a material adverse effect on our business, financial condition and results of operations.

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

        Interest Rate Risk    Our interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based, on borrowings from our commercial banks. Because all of our debt at September 30, 2014 has fixed-rate interest obligations, there is no current risk due to interest rate fluctuation.

        The following tables provide information as of September 30, 2014 and 2013 about our interest rate risk sensitive instruments:

INTEREST RATE RISK AS OF SEPTEMBER 30, 2014 (dollars in thousands)

	2015	2016	2017	2018	2019	After 2019	Total	Fair Value 9/30/14
Fixed-Rate Debt	$40,000	$40,000	$—	$—	$—	$—	$80,000	$84,328
Average Interest Rate	6.1%	6.1%	—%	—%	—%	—%	6.1%
Variable Rate Debt	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate

INTEREST RATE RISK AS OF SEPTEMBER 30, 2013 (dollars in thousands)

	2014	2015	2016	2017	2018	After 2018	Total	Fair Value 9/30/13
Fixed-Rate Debt	$115,000	$40,000	$40,000	$—	$—	$—	$195,000	$205,386
Average Interest Rate	6.5%	6.1%	6.1%	—%	—%	—%	6.3%
Variable Rate Debt	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate

        Equity Price Risk    On September 30, 2014, we had a portfolio of securities with a total fair value of $222.3 million. The total fair value of the portfolio of securities was $305.6 million at September 30, 2013. We make no specific plans to sell securities, but rather sell securities based on market conditions and other circumstances. These securities are subject to a wide variety and number of market-related risks that could substantially reduce or increase the fair value of our holdings. The portfolio is recorded at fair value on the balance sheet with changes in unrealized after-tax value reflected in the equity section of the balance sheet. At November 13, 2014, the total fair value of the remaining securities had decreased to approximately $184.8 million. Currently, the fair value exceeds the cost of the investments. We continually monitor the fair value of the investments but are unable to predict future market volatility and any potential impact to the Consolidated Financial Statements.

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

        We have audited the accompanying consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helmerich & Payne, Inc. at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Tulsa, Oklahoma
November 26, 2014

Consolidated Statements of Income

HELMERICH & PAYNE, INC.

	Years Ended September 30,
	2014	2013	2012
	(in thousands, except per share amounts)
Operating revenues
Drilling—U.S. Land	$3,099,954	$2,785,449	$2,678,475
Drilling—Offshore	250,811	221,863	189,086
Drilling—International Land	355,532	366,841	270,027
Other	13,410	13,461	14,214

	3,719,707	3,387,614	3,151,802

Operating costs and expenses
Operating costs, excluding depreciation	2,009,912	1,852,768	1,750,510
Depreciation	523,549	455,623	387,549
Research and development	15,905	15,235	16,060
General and administrative	135,139	126,250	107,307
Income from asset sales	(19,585)	(18,923)	(19,223)

	2,664,920	2,430,953	2,242,203

Operating income from continuing operations	1,054,787	956,661	909,599
Other income (expense)
Interest and dividend income	1,583	1,653	1,380
Interest expense	(4,654)	(6,129)	(8,653)
Gain on sale of investment securities	45,234	162,121	—
Other	(636)	(9)	254

	41,527	157,636	(7,019)

Income from continuing operations before income taxes	1,096,314	1,114,297	902,580
Income tax provision	387,548	392,844	328,971

Income from continuing operations	708,766	721,453	573,609
Income from discontinued operations before income taxes	2,758	14,701	7,355
Income tax provision (benefit)	2,805	(485)	(81)

Income (loss) from discontinued operations	(47)	15,186	7,436

NET INCOME	$708,719	$736,639	$581,045

Basic earnings per common share:
Income from continuing operations	$6.54	$6.75	$5.35
Income from discontinued operations	$—	$0.14	$0.07

Net income	$6.54	$6.89	$5.42

Diluted earnings per common share:
Income from continuing operations	$6.46	$6.65	$5.27
Income from discontinued operations	$—	$0.14	$0.07

Net income	$6.46	$6.79	$5.34

Weighted average shares outstanding (in thousands):
Basic	107,800	106,286	106,819
Diluted	109,141	107,879	108,377

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income

HELMERICH & PAYNE, INC.

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Net income	$708,719	$736,639	$581,045
Other comprehensive income, net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($15.5) million at September 30, 2014, $34.2 million at September 30, 2013 and $37.2 million at September 30, 2012	(19,006)	46,853	63,725
Reclassification of realized gains in net income, net of income taxes of ($17.5) million at September 30, 2014 and ($60.8) million at September 30, 2013	(27,737)	(92,543)	—
Minimum pension liability adjustments, net of income taxes of ($1.5) million at September 30, 2014, $6.6 million at September 30, 2013 and $2.4 million at September 30, 2012	(2,661)	11,413	4,174

Other comprehensive income (loss)	(49,404)	(34,277)	67,899

Comprehensive income	$659,315	$702,362	$648,944

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

HELMERICH & PAYNE, INC.

	September 30,
	2014	2013
	(in thousands)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$360,909	$447,868
Accounts receivable, less reserve of $4,597 in 2014 and $4,795 in 2013	705,214	621,420
Inventories	106,241	88,866
Deferred income taxes	16,519	16,414
Prepaid expenses and other	81,277	79,938
Current assets of discontinued operations	7,206	3,705

Total current assets	1,277,366	1,258,211

INVESTMENTS	236,644	316,154

PROPERTY, PLANT AND EQUIPMENT, at cost:
Contract drilling equipment	7,191,281	6,493,606
Construction in progress	288,877	153,252
Real estate properties	64,812	63,542
Other	354,853	310,515

	7,899,823	7,020,915
Less-Accumulated depreciation	2,711,279	2,344,812

Net property, plant and equipment	5,188,544	4,676,103

NONCURRENT ASSETS:
Other assets	19,307	14,359

TOTAL ASSETS	$6,721,861	$6,264,827

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Continued)

HELMERICH & PAYNE, INC.

	September 30,
	2014	2013
	(in thousands, except share data and per share amounts)
Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
Accounts payable	$182,031	$144,379
Accrued liabilities	282,278	189,684
Long-term debt due within one year	40,000	115,000
Current liabilities of discontinued operations	3,217	3,210

Total current liabilities	507,526	452,273

NONCURRENT LIABILITIES:
Long-term debt	40,000	80,000
Deferred income taxes	1,215,259	1,222,981
Other	64,110	65,351
Noncurrent liabilities of discontinued operations	3,989	495

Total noncurrent liabilities	1,323,358	1,368,827

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 160,000,000 shares authorized, 110,508,605 and 108,738,577 shares issued as of September 30, 2014 and 2013, respectively, and 108,232,284 and 106,716,970 shares outstanding as of September 30, 2014 and 2013, respectively	11,051	10,874
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	383,972	288,758
Retained earnings	4,525,797	4,102,663
Accumulated other comprehensive income	83,126	132,530

	5,003,946	4,534,825
Less treasury stock, 2,276,321 shares in 2014 and 2,021,607 shares in 2013, at cost	112,969	91,098

Total shareholders' equity	4,890,977	4,443,727

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,721,861	$6,264,827

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity

HELMERICH & PAYNE, INC.

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
	(in thousands, except per share amounts)
Balance, September 30, 2011	107,243	$10,724	$210,909	$2,954,210	$98,908	157	$(4,704)	$3,270,047
Comprehensive Income:
Net income				581,045				581,045
Other comprehensive income					67,899			67,899
Dividends declared ($.28 per share)				(29,960)				(29,960)
Exercise of stock options	315	32	5,398			47	(2,757)	2,673
Tax benefit of stock-based awards, including excess tax benefits of $3.6 million			4,340					4,340
Stock issued for vested restricted stock, net of shares withheld for employee taxes	41	4	(2,485)			(51)	967	(1,514)
Repurchase of common stock						1,748	(77,610)	(77,610)
Stock-based compensation			18,078					18,078

Balance, September 30, 2012	107,599	10,760	236,240	3,505,295	166,807	1,901	(84,104)	3,834,998
Comprehensive Income:
Net income				736,639				736,639
Other comprehensive loss					(34,277)			(34,277)
Dividends declared ($1.30 per share)				(139,271)				(139,271)
Exercise of stock options	1,057	106	21,746			162	(8,535)	13,317
Tax benefit of stock-based awards			10,727					10,727
Stock issued for vested restricted stock, net of shares withheld for employee taxes	83	8	(3,226)			(41)	1,541	(1,677)
Stock-based compensation			23,271					23,271

Balance, September 30, 2013	108,739	10,874	288,758	4,102,663	132,530	2,022	(91,098)	4,443,727
Comprehensive Income:
Net income				708,719				708,719
Other comprehensive loss					(49,404)			(49,404)
Dividends declared ($2.625 per share)				(285,585)				(285,585)
Exercise of stock options	1,613	161	41,911			216	(18,822)	23,250
Tax benefit of stock-based awards			26,616					26,616
Stock issued for vested restricted stock, net of shares withheld for employee taxes	157	16	(16)			38	(3,049)	(3,049)
Stock-based compensation			26,703					26,703

Balance, September 30, 2014	110,509	$11,051	$383,972	$4,525,797	$83,126	2,276	$(112,969)	$4,890,977

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

HELMERICH & PAYNE, INC.

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net income	$708,719	$736,639	$581,045
Adjustment for (income) loss from discontinued operations	47	(15,186)	(7,436)

Income from continuing operations	708,766	721,453	573,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	523,549	455,623	387,549
Provision for (recovery of) bad debt	(200)	3,875	205
Stock-based compensation	26,703	23,271	18,078
Pension settlement charge	1,376	—	—
Gain on sale of investment securities	(45,234)	(162,121)	—
Income from asset sales	(19,585)	(18,923)	(19,223)
Deferred income tax expense	27,124	29,557	196,931
Other	2	2,490	—
Change in assets and liabilities:
Accounts receivable	(83,594)	(4,806)	(160,154)
Inventories	(17,375)	(12,289)	(22,170)
Prepaid expenses and other	(6,287)	5,730	(27,758)
Accounts payable	(21,082)	(52,076)	54,906
Accrued liabilities	35,845	24,259	195
Deferred income taxes	(784)	(1,673)	(180)
Other noncurrent liabilities	(10,650)	(17,371)	(1,592)

Net cash provided by operating activities from continuing operations	1,118,574	996,999	1,000,396
Net cash provided by (used in) operating activities from discontinued operations	(47)	186	(64)

Net cash provided by operating activities	1,118,527	997,185	1,000,332

INVESTING ACTIVITIES:
Capital expenditures	(952,892)	(809,066)	(1,097,680)
Proceeds from asset sales	30,770	28,026	39,894
Proceeds from sale of investments	49,205	232,221	—

Net cash used in investing activities from continuing operations	(872,917)	(548,819)	(1,057,786)
Net cash provided by investing activities from discontinued operations	—	15,000	7,500

Net cash used in investing activities	(872,917)	(533,819)	(1,050,286)

FINANCING ACTIVITIES:
Payments on long-term debt	(115,000)	(40,000)	(115,000)
Proceeds from line of credit	—	—	20,000
Payments on line of credit	—	—	(20,000)
Repurchase of common stock	—	—	(77,610)
Dividends paid	(264,386)	(93,053)	(30,049)
Exercise of stock options	23,250	13,317	2,673
Tax withholdings related to net share settlements of restricted stock	(3,049)	(1,677)	(1,514)
Excess tax benefit from stock-based compensation	26,616	9,820	3,303

Net cash used in financing activities	(332,569)	(111,593)	(218,197)

Net increase (decrease) in cash and cash equivalents	(86,959)	351,773	(268,151)
Cash and cash equivalents, beginning of period	447,868	96,095	364,246

Cash and cash equivalents, end of period	$360,909	$447,868	$96,095

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

BASIS OF PRESENTATION

        We classified our former Venezuelan operation as a discontinued operation in the third quarter of fiscal 2010, as more fully described in Note 2. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates only to our continuing operations.

FOREIGN CURRENCIES

        The functional currency for all our foreign operations is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the year. Gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs. Included in direct operating costs are aggregate foreign currency remeasurement and a transaction loss of $0.8 million in fiscal 2014 and transaction gains of $0.7 million and $0.3 million in fiscal 2013 and 2012, respectively.

USE OF ESTIMATES

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ADOPTED ACCOUNTING STANDARDS

        In October 2013, we adopted Accounting Standards Update ("ASU") 2013-02, Other Comprehensive Income. ASU 2013-02 amended Accounting Standards Codification ("ASC") 220, Comprehensive Income, and superseded and replaced ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Comprehensive Income. The standard did not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The adoption had no impact on the amount of other comprehensive income reported in the Consolidated Financial Statements.

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

RESTRICTED CASH AND CASH EQUIVALENTS

        We had restricted cash and cash equivalents of $30.2 million and $25.7 million at September 30, 2014 and 2013, respectively. The cash is restricted for the purpose of potential insurance claims in our wholly-owned captive insurance company. Of the total at September 30, 2014, $2.0 million is from the initial capitalization of the captive company and management has elected to restrict an additional $28.2 million. The restricted amounts are primarily invested in short-term money market securities.

        The restricted cash and cash equivalents are reflected in the balance sheet as follows:

	September 30,
	2014	2013
	(in thousands)
Prepaid expenses and other	$28,244	$23,691
Other assets	$2,000	$2,000

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

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost less accumulated depreciation. Substantially all property, plant and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets (contract drilling equipment, 4-15 years; real estate buildings and equipment, 10-45 years; and other, 2-23 years). Depreciation in the Consolidated Statements of Income includes abandonments of $23.0 million, $9.1 million and $16.4 million for fiscal 2014, 2013 and 2012, respectively. Effective September 30, 2014, we decommissioned nine idle conventional rigs. The cost of maintenance and repairs is charged to direct operating cost, while betterments and refurbishments are capitalized.

        We lease office space and equipment for use in operations. Leases are evaluated at inception or at any subsequent material modification and, depending on the lease terms, are classified as either capital

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

leases or operating leases as appropriate under ASC 840, Leases. We do not have significant capital leases.

CAPITALIZATION OF INTEREST

        We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. Capitalized interest for fiscal 2014, 2013 and 2012 was $7.7 million, $8.8 million and $12.9 million, respectively.

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

DRILLING REVENUES

        Contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. Reimbursements for fiscal 2014, 2013 and 2012 were $328.9 million, $332.5 million and $329.7 million, respectively. For contracts that are terminated prior to the specified term, early termination payments received by us are recognized as revenues when all contractual requirements are met.

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

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Minimum rents	$9,400	$9,009	$8,757
Overage and percentage rents	$1,090	$1,384	$1,485

        At September 30, 2014, minimum future rental income to be received on noncancelable operating leases was as follows:

Fiscal Year	Amount
(in thousands)
2015	$8,404
2016	6,839
2017	5,618
2018	4,077
2019	3,000
Thereafter	6,352

Total	$34,290

        Leasehold improvement allowances are capitalized and amortized over the lease term.

        At September 30, 2014 and 2013, the cost and accumulated depreciation for real estate properties were as follows:

	September 30,
	2014	2013
	(in thousands)
Real estate properties	$64,812	$63,542
Accumulated depreciation	(42,754)	(41,847)

	$22,058	$21,695

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

COMPREHENSIVE INCOME OR LOSS

        Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are included in comprehensive income or loss but excluded from net income or loss. We report the components of other comprehensive income or loss, net of tax, by their nature and disclose the tax effect allocated to each component in the Consolidated Statements of Comprehensive Income.

NEW ACCOUNTING STANDARDS

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

NOTE 2 DISCONTINUED OPERATIONS

        Current assets of discontinued operations consist of restricted cash to meet remaining current obligations within the country of Venezuela. Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due in Venezuela.

        Expenses incurred for in-country obligations are reported as discontinued operations. Included in fiscal 2013 and 2012 are proceeds from arbitration, as more fully described in Note 13.

NOTE 3 DEBT

        At September 30, 2014 and 2013, we had $40 million and $80 million, respectively, in unsecured long-term debt outstanding at rates and maturities shown in the following table:

	September 30,
	2014	2013
	(in thousands)
Unsecured intermediate debt issued August 15, 2002:
Series D, due August 15, 2014, 6.56%	$—	$75,000
Unsecured senior notes issued July 21, 2009:
Due July 21, 2014, 6.10%	—	40,000
Due July 21, 2015, 6.10%	40,000	40,000
Due July 21, 2016, 6.10%	40,000	40,000

	$80,000	$195,000
Less long-term debt due within one year	40,000	115,000

Long-term debt	$40,000	$80,000

        The intermediate unsecured debt outstanding at September 30, 2013 matured August 15, 2014 and was paid in full.

        We have $80 million senior unsecured fixed-rate notes outstanding at September 30, 2014 that mature over a period from July 2015 to July 2016. Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent. Annual principal repayments of $40 million are due July 2015 and July 2016. We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

        We have a $300 million unsecured revolving credit facility that will mature May 25, 2017. The credit facility has $100 million available to use for letters of credit. The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 3 DEBT (Continued)

commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum. Based on our debt to total capitalization on September 30, 2014, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00. The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality. As of September 30, 2014, there were no borrowings, but there were three letters of credit outstanding in the amount of $34.2 million. At September 30, 2014, we had $265.8 million available to borrow under our $300 million unsecured credit facility.

        At September 30, 2014, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations. These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

        The applicable agreements for all unsecured debt described in this Note 3 contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2014, we were in compliance with all debt covenants.

        At September 30, 2014, aggregate maturities of long-term debt are as follows (in thousands):

Years ending September 30,
2015	$40,000
2016	40,000

$80,000

NOTE 4 INCOME TAXES

        The components of the provision for income taxes are as follows:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Current:
Federal	$323,386	$315,820	$108,297
Foreign	15,841	14,551	13,201
State	21,197	32,916	10,542

	360,424	363,287	132,040

Deferred:
Federal	28,183	35,530	196,373
Foreign	(3,265)	(1,409)	(6,484)
State	2,206	(4,564)	7,042

	27,124	29,557	196,931

Total provision	$387,548	$392,844	$328,971

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 4 INCOME TAXES (Continued)

        The amounts of domestic and foreign income before income taxes are as follows:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Domestic	$1,061,006	$1,071,435	$886,484
Foreign	35,308	42,862	16,096

	$1,096,314	$1,114,297	$902,580

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

        The components of our net deferred tax liabilities are as follows:

	September 30,
	2014	2013
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$1,187,774	$1,161,134
Available-for-sale securities	83,787	117,567
Other	67	55

Total deferred tax liabilities	1,271,628	1,278,756

Deferred tax assets:
Pension reserves	1,370	2,146
Self-insurance reserves	10,311	8,357
Net operating loss and foreign tax credit carryforwards	48,285	54,867
Financial accruals	52,289	48,963
Other	8,332	7,487

Total deferred tax assets	120,587	121,820
Valuation allowance	47,699	49,631

Net deferred tax assets	72,888	72,189

Net deferred tax liabilities	$1,198,740	$1,206,567

        The change in our net deferred tax assets and liabilities is impacted by foreign currency remeasurement.

        As of September 30, 2014, we had state and foreign net operating loss carryforwards for income tax purposes of $7.4 million and $24.6 million, respectively, and foreign tax credit carryforwards of approximately $49.9 million (of which $39.2 million is reflected as a deferred tax asset in our Consolidated Financial Statements prior to consideration of our valuation allowance) which will expire

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 4 INCOME TAXES (Continued)

in fiscal 2015 through 2024. The valuation allowance is primarily attributable to state and foreign net operating loss carryforwards of $0.5 million and $7.9 million, respectively, and foreign tax credit carryforwards of $39.2 million which more likely than not will not be utilized.

        Effective income tax rates as compared to the U.S. Federal income tax rate are as follows:

	Years Ended September 30,
	2014	2013	2012
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Effect of foreign taxes	1.2	1.1	0.7
State income taxes, net of federal tax benefit	1.4	1.5	1.4
U.S. domestic production activities	(2.6)	(2.1)	(1.1)
Other	0.4	(0.2)	0.4

Effective income tax rate	35.4%	35.3%	36.4%

        We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the Consolidated Statements of Income. As of September 30, 2014 and 2013, we had accrued interest and penalties of $6.4 million and $5.2 million, respectively.

        A reconciliation of the change in our gross unrecognized tax benefits for the fiscal year ended September 30, 2014 and 2013 is as follows:

	September 30,
	2014	2013
	(in thousands)
Unrecognized tax benefits at October 1,	$8,129	$8,438
Gross decreases—tax positions in prior periods	(4)	(914)
Gross increases—tax positions in prior periods	4,293	1,896
Gross decreases—current period effect of tax positions	(836)	(437)
Gross increases—current period effect of tax positions	4	147
Expiration of statute of limitations for assessments	(533)	(562)
Settlements	(306)	(439)

Unrecognized tax benefits at September 30,	$10,747	$8,129

        As of September 30, 2014 and September 30, 2013, our liability for unrecognized tax benefits includes $2.9 million and $0.1 million, respectively, of unrecognized tax benefits related to discontinued operations that, if recognized, would not affect the effective tax rate. The remaining unrecognized tax benefit would affect the effective tax rate if recognized. The liabilities for unrecognized tax benefits and related interest and penalties are included in other noncurrent liabilities in our Consolidated Balance Sheets.

        For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax position associated with our international operations that could result in increases or decreases of our unrecognized tax benefits. However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $8.6 million to $11.2 million

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 4 INCOME TAXES (Continued)

during the next 12 months due to an international matter. We provided for uncertain tax positions of $3.5 million related to discontinued operations during the twelve months ended September 30, 2014.

        We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal 2010 through 2013, with the exception of jurisdictions currently under audit. Audits in foreign jurisdictions are generally complete through fiscal 2001.

        On September 13, 2013, the IRS issued final regulations providing guidance on the treatment of amounts paid to acquire, produce or improve tangible property and proposed regulations providing guidance on the dispositions of such property. The implementation date for these regulations is tax years beginning on or after January 1, 2014. Changes for tax treatment elected by us or required by the regulations will generally be effective prospectively; however, implementation of many of the regulations' provisions will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of our taxable income in fiscal 2015, or possibly over a four-year period beginning in fiscal 2015. Since the changes will affect the timing for deducting expenditures for tax purposes, the impact of implementation will be reflected in the amount of income taxes payable or receivable, cash flows from operations and deferred taxes beginning in fiscal 2015, with no net tax provision effect. At this time we estimate the impact of implementing the regulations to be immaterial to the deferred tax balances for all years presented.

NOTE 5 SHAREHOLDERS' EQUITY

        On September 30, 2014, we had 108,232,284 outstanding preferred stock purchase rights ("Rights") pursuant to the terms of the Rights Agreement dated January 8, 1996, as amended by Amendment No. 1 dated December 8, 2005. As adjusted for the two-for-one stock splits in fiscal 1998 and fiscal 2006, and as long as the Rights are not separately transferable, one-half Right attaches to each share of our common stock. Under the terms of the Rights Agreement each Right entitles the holder thereof to purchase one full unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock"), without par value, at a price of $250 per unit. The exercise price and the number of units of Preferred Stock issuable on exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights will be attached to the common stock certificates and are not exercisable or transferable apart from the common stock, until ten business days after a person acquires 15 percent or more of the outstanding common stock or ten business days following the commencement of a tender offer or exchange offer that would result in a person owning 15 percent or more of the outstanding common stock. In that event, each holder of a Right (other than the acquiring person) shall have the right to receive, upon exercise of the Right, common stock of the Company having a value equal to two times the exercise price of the Right. In the event we are acquired in a merger or certain other business combination transactions (including one in which we are the surviving corporation), or more than 50 percent of our assets or earning power is sold or transferred, each holder of a Right shall have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on January 31, 2016.

        The Company has authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 5 SHAREHOLDERS' EQUITY (Continued)

equivalents or other available sources. During fiscal 2012, we purchased 1,747,819 common shares at an aggregate cost of $77.6 million, which are held as treasury shares. We had no purchases of common shares in fiscal 2013 and fiscal 2014. Subsequent to September 30, 2014, we purchased 414,992 common shares at an aggregate cost of $32.3 million, which will be held as treasury shares.

ACCUMULATED OTHER COMPREHENSIVE INCOME

        Components of accumulated other comprehensive income were as follows:

	September 30,
	2014	2013	2012
	(in thousands)
Pre-tax amounts:
Unrecognized appreciation on securities	$157,838	$237,214	$304,396
Unrecognized actuarial loss	(23,405)	(19,210)	(37,173)

	$134,433	$218,004	$267,223

After-tax amounts:
Unrecognized appreciation on securities	$97,418	$144,161	$189,851
Unrecognized actuarial loss	(14,292)	(11,631)	(23,044)

	$83,126	$132,530	$166,807

        The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended September 30, 2014:

	Unrealized Appreciation (Depreciation) on Available-for-sale Securities	Defined Benefit Pension Plan	Total
	(in thousands)
Balance September 30, 2013	$144,161	$(11,631)	$132,530
Other comprehensive loss before reclassifications	(19,006)	—	(19,006)
Amounts reclassified from accumulated other comprehensive income (loss)	(27,737)	(2,661)	(30,398)

Net current-period other comprehensive income (loss)	(46,743)	(2,661)	(49,404)

Balance September 30, 2014	$97,418	$(14,292)	$83,126

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 5 SHAREHOLDERS' EQUITY (Continued)

        The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Consolidated Statement of Income during the year ended September 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Consolidated Statement of Income
	(in thousands)
Unrealized gains on available-for-sale securities	$(45,234)	Gain on sale of investment securities
	17,497	Income tax provision

	$(27,737)	Net of tax

Defined Benefit Pension Items
Amortization of net actuarial loss	$(4,196)	General and administrative
	1,535	Income tax provision

	$(2,661)	Net of tax

Total reclassifications for the period	$(30,398)

NOTE 6 STOCK-BASED COMPENSATION

        On March 2, 2011, the 2010 Long-Term Incentive Plan (the "2010 Plan") was approved by our stockholders. The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board of Directors to grant nonqualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire 10 years after the grant date. We have the right to satisfy option exercises from treasury shares and from authorized but unissued shares. There were 261,438 nonqualified stock options and 230,375 shares of restricted stock awards granted under the 2010 Plan during fiscal 2014. Awards outstanding in the 2005 Long-Term Incentive Plan (the "2005 Plan") and one prior equity plan remain subject to the terms and conditions of those plans.

        A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense in fiscal 2014, 2013 and 2012 is as follows:

	September 30,
	2014	2013	2012
	(in thousands)
Compensation expense
Stock options	$11,268	$11,512	$9,791
Restricted stock	15,435	11,759	8,287

	$26,703	$23,271	$18,078

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 6 STOCK-BASED COMPENSATION (Continued)

        Benefits of tax deductions in excess of recognized compensation cost of $26.6 million, $9.8 million and $3.3 million are reported as a financing cash flow in the Consolidated Statements of Cash Flows for fiscal 2014, 2013 and 2012, respectively.

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

	2014	2013	2012
Risk-free interest rate	1.6%	0.7%	1.0%
Expected stock volatility	52.6%	53.9%	53.3%
Dividend yield	3.1%	1.1%	0.4%
Expected term (in years)	5.5	5.5	5.5

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

        Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $29.44, $23.80 and $27.75 per share for fiscal 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 6 STOCK-BASED COMPENSATION (Continued)

        The following summary reflects the stock option activity for our common stock and related information for fiscal 2014, 2013 and 2012 (shares in thousands):

	2014		2013		2012
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at October 1,	3,991	$34.12	4,690	$29.56	4,589	$25.84
Granted	261	79.67	365	54.18	456	59.68
Exercised	(1,613)	26.08	(1,057)	20.68	(314)	17.24
Forfeited/Expired	(10)	68.82	(7)	52.32	(41)	42.21

Outstanding on September 30,	2,629	$43.46	3,991	$34.12	4,690	$29.56

Exercisable on September 30,	1,884	$35.93	3,063	$28.48	3,575	$24.66

Shares available to grant	3,432		4,116		5,082

        The following table summarizes information about stock options at September 30, 2014 (shares in thousands):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Options	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$16.01 to $35.105	1,108	2.7	$27.00	1,108	$27.00
$38.015 to $54.18	896	6.6	$46.74	574	$43.36
$59.76 to $79.67	625	8.0	$67.91	202	$63.76

$16.01 to $79.67	2,629	5.3	$43.46	1,884	$35.93

        At September 30, 2014, the weighted-average remaining life of exercisable stock options was 4.2 years and the aggregate intrinsic value was $116.7 million with a weighted-average exercise price of $35.93 per share.

        The number of options vested or expected to vest at September 30, 2014 was 2,623,688 with an aggregate intrinsic value of $142.8 million and a weighted-average exercise price of $43.43 per share.

        As of September 30, 2014, the unrecognized compensation cost related to the stock options was $7.6 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

        The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $100.9 million, $40.4 million and $12.0 million, respectively.

        The grant date fair value of shares vested during fiscal 2014, 2013 and 2012 was $8.8 million, $9.3 million and $8.1 million, respectively.

RESTRICTED STOCK

        Restricted stock awards consist of our common stock and are time-vested over three to six years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date. As of September 30, 2014, there was $20.0 million of total unrecognized compensation

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 6 STOCK-BASED COMPENSATION (Continued)

cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

        A summary of the status of our restricted stock awards as of September 30, 2014, and of changes in restricted stock outstanding during the fiscal years ended September 30, 2014, 2013 and 2012, is as follows (shares in thousands):

	2014		2013		2012
	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at October 1,	576	$55.17	430	$52.52	323	$42.38
Granted	230	79.67	307	54.18	244	59.76
Vested (1)	(157)	54.08	(155)	45.88	(119)	40.21
Forfeited/Expired	(15)	67.92	(6)	54.67	(18)	49.75

Outstanding on September 30,	634	$64.03	576	$55.17	430	$52.52

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

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 7 EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings per share:

	September 30,
	2014	2013	2012
	(in thousands)
Numerator:
Income from continuing operations	$708,766	$721,453	$573,609
Income (loss) from discontinued operations	(47)	15,186	7,436

Net income	708,719	736,639	581,045
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(4,145)	(3,842)	(2,246)

Numerator for basic earnings per share:
From continuing operations	704,621	717,611	571,363
From discontinued operations	(47)	15,186	7,436

	704,574	732,797	578,799
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	30	46	31
Numerator for diluted earnings per share:
From continuing operations	704,651	717,657	571,394
From discontinued operations	(47)	15,186	7,436

	$704,604	$732,843	$578,830

Denominator:
Denominator for basic earnings per share—weighted-average shares	107,800	106,286	106,819
Effect of dilutive shares from stock options and restricted stock	1,341	1,593	1,558

Denominator for diluted earnings per share—adjusted weighted-average shares	109,141	107,879	108,377

Basic earnings per common share:
Income from continuing operations	$6.54	$6.75	$5.35
Income from discontinued operations	—	0.14	0.07

Net income	$6.54	$6.89	$5.42

Diluted earnings per common share:
Income from continuing operations	$6.46	$6.65	$5.27
Income from discontinued operations	—	0.14	0.07

Net income	$6.46	$6.79	$5.34

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 7 EARNINGS PER SHARE (Continued)

        The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	2014	2013	2012
	(in thousands, except per share amounts)
Shares excluded from calculation of diluted earnings per share	215	743	446
Weighted-average price per share	$79.67	$57.27	$59.68

NOTE 8 FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

        The estimated fair value of our available-for-sale securities is primarily based on market quotes. The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Equity Securities:
September 30, 2014	$64,462	$157,838	$—	$222,300
September 30, 2013	$68,434	$237,214	$—	$305,648

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

        During fiscal 2014, marketable equity available-for-sale securities with a fair value at the date of sales of $49.2 million were sold. The gross realized gain on the sales of available-for-sale securities totaled $45.2 million. During fiscal 2013, marketable equity available-for-sale securities with a fair value at the date of sale of $214.1 million were sold. The gross realized gain on such sales of available-for-sale securities totaled $153.4 million. We had no sales of marketable equity available-for-sale securities in fiscal 2012. All of the gains from available-for-sale securities are included in gain from sale of investment securities in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 8 FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT (Continued)

        The assets held in a Non-qualified Supplemental Savings Plan are carried at fair market value which totaled $14.3 million and $10.5 million at September 30, 2014 and 2013, respectively. The assets are comprised of mutual funds that are measured using Level 1 inputs.

        The majority of cash equivalents are invested in highly-liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

        The carrying value of other assets, accrued liabilities and other liabilities approximated fair value at September 30, 2014 and 2013.

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

        At September 30, 2014, our financial assets utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets. Also included is cash denominated in a foreign currency we have elected to classify as restricted that is included in current assets of discontinued operations and limited to remaining liabilities of discontinued operations. For these items, quoted current market prices are readily available.

        At September 30, 2014, Level 2 inputs include a bank certificate of deposit, which is included in current assets.

        Currently, we do not have any financial instruments utilizing Level 3 inputs.

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 8 FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT (Continued)

        The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Balance Sheets as of September 30, 2014:

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$360,909	$360,909	$—	$—
Investments	222,300	222,300	—	—
Other current assets	35,450	35,200	250	—
Other assets	2,000	2,000	—	—

Total assets measured at fair value	$620,659	$620,409	$250	$—

        The following information presents the supplemental fair value information about long-term fixed-rate debt at September 30, 2014 and September 30, 2013.

	September 30,
	2014	2013
	(in millions)
Carrying value of long-term fixed-rate debt	$80.0	$195.0
Fair value of long-term fixed-rate debt	$84.3	$205.4

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

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 9 EMPLOYEE BENEFIT PLANS (Continued)

        The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of Pension Plan assets over the two-year period ended September 30, 2014 and a statement of the funded status as of September 30, 2014 and 2013:

	2014	2013
	(in thousands)
Accumulated Benefit Obligation	$111,108	$102,680
Changes in projected benefit obligations
Projected benefit obligation at beginning of year	$102,680	$112,062
Interest cost	4,763	4,339
Actuarial (gain) loss	10,787	(9,320)
Benefits paid	(7,122)	(4,401)

Projected benefit obligation at end of year	$111,108	$102,680

Change in plan assets
Fair value of plan assets at beginning of year	$96,818	$86,718
Actual return on plan assets	11,132	12,369
Employer contribution	7,329	2,132
Benefits paid	(7,122)	(4,401)

Fair value of plan assets at end of year	$108,157	$96,818

Funded status of the plan at end of year	$(2,951)	$(5,862)

        The amounts recognized in the Consolidated Balance Sheets are as follows (in thousands):

Accrued liabilities	$(62)	$(145)
Noncurrent liabilities—other	(2,889)	(5,717)

Net amount recognized	$(2,951)	$(5,862)

        The amounts recognized in Accumulated Other Comprehensive Income at September 30, 2014 and 2013, and not yet reflected in net periodic benefit cost, are as follows (in thousands):

Net actuarial loss	$(23,405)	$(19,210)

        The amount recognized in Accumulated Other Comprehensive Income and not yet reflected in periodic benefit cost expected to be amortized in next year's periodic benefit cost is a net actuarial loss of $1.2 million.

        The weighted average assumptions used for the pension calculations were as follows:

	Years Ended September 30,
	2014	2013	2012
Discount rate for net periodic benefit costs	4.80%	4.06%	4.33%
Discount rate for year-end obligations	4.32%	4.80%	4.06%
Expected return on plan assets	6.61%	7.06%	7.16%

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 9 EMPLOYEE BENEFIT PLANS (Continued)

        The mortality table issued by the Society of Actuaries in October 2014 was used for the September 30, 2014 pension calculation. The new mortality information reflects improved life expectancies and projected mortality improvements.

        We contributed $7.3 million to the Pension Plan in fiscal 2014 to fund distributions in lieu of liquidating pension assets. We estimate contributing at least $0.1 million in fiscal 2015 to meet the minimum contribution required by law and may make additional contributions in fiscal 2015 if needed to fund unexpected distributions.

        Components of the net periodic pension expense (benefit) were as follows:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Interest cost	$4,763	$4,339	$4,498
Expected return on plan assets	(6,789)	(6,099)	(5,463)
Amortization of prior service cost	—	1	2
Recognized net actuarial loss	873	2,372	3,567
Settlement	1,376	—	—

Net pension expense (benefit)	$223	$613	$2,604

        We record settlement expense when benefit payments exceed the total annual service and interest costs.

        The following table reflects the expected benefits to be paid from the Pension Plan in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands).

Years Ended September 30,
2015	2016	2017	2018	2019	2020 - 2024	Total
$5,510	$6,416	$5,642	$6,999	$7,559	$36,032	$68,158

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

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 9 EMPLOYEE BENEFIT PLANS (Continued)

        The target allocation for 2015 and the asset allocation for the Pension Plan at the end of fiscal 2014 and 2013, by asset category, follows:

	Target Allocation	Percentage of Plan Assets At September 30,
Asset Category	2015	2014	2013
U.S. equities	55%	61%	58%
International equities	15	12	13
Fixed income	27	25	27
Real estate and other	3	2	2

Total	100%	100%	100%

PLAN ASSETS

        The fair value of Plan assets at September 30, 2014 and 2013, summarized by level within the fair value hierarchy described in Note 8, are as follows:

	Fair Value as of September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Short-term investments	$2,250	$2,250	$—	$—
Mutual funds:
Domestic stock funds	55,054	55,054	—	—
Bond funds	24,722	24,722	—	—
International stock funds	8,731	8,731	—	—

Total mutual funds	88,507	88,507	—	—
Domestic common stock	15,733	15,733	—	—
Foreign equity stock	1,366	1,366	—	—
Oil and gas properties	301	—	—	301

Total	$108,157	$107,856	$—	$301

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

        The following table sets forth a summary of changes in the fair value of the Plan's Level 3 assets for the years ended September 30, 2014 and 2013:

	Oil and Gas Properties
	Years Ended September 30,
	2014	2013
	(in thousands)
Balance, beginning of year	$287	$299
Unrealized gains (losses) relating to property still held at the reporting date	14	(12)

Balance, end of year	$301	$287

DEFINED CONTRIBUTION PLAN

        Substantially all employees on the United States payroll may elect to participate in the 401(k)/Thrift Plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first five percent of the participant's compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $32.3 million, $28.3 million and $26.7 million in fiscal 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 10 SUPPLEMENTAL BALANCE SHEET INFORMATION

        The following reflects the activity in our reserve for bad debt for 2014, 2013 and 2012:

	September 30,
	2014	2013	2012
	(in thousands)
Reserve for bad debt:
Balance at October 1,	$4,795	$942	$776
Provision for (recovery of) bad debt	(200)	3,875	205
Write-off of bad debt	2	(22)	(39)

Balance at September 30,	$4,597	$4,795	$942

        Prepaid expenses and other current assets, accrued liabilities and long-term liabilities at September 30 consist of the following:

	September 30,
	2014	2013
	(in thousands)
Prepaid expenses and other current assets:
Restricted cash	$28,244	$23,691
Prepaid insurance	13,316	14,250
Deferred mobilization	20,133	11,395
Income tax asset	—	9,322
Prepaid value added tax	434	5,004
Other	19,150	16,276

Total prepaid expenses and other current assets	$81,277	$79,938

Accrued liabilities:
Accrued operating costs	$91,408	$30,169
Payroll and employee benefits	88,128	71,658
Taxes payable, other than income tax	42,538	38,328
Accrued income taxes	10,611	—
Deferred mobilization	18,103	12,235
Self-insurance liabilities	8,118	7,028
Deferred income	3,144	11,663
Other	20,228	18,603

Total accrued liabilities	$282,278	$189,684

Noncurrent liabilities—Other:
Pension and other non-qualified retirement plans	$25,305	$23,404
Self-insurance liabilities	13,476	12,207
Deferred mobilization	3,818	8,067
Deferred income	—	1,781
Uncertain tax positions including interest and penalties	13,239	12,844
Other	8,272	7,048

Total noncurrent liabilities—other	$64,110	$65,351

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 11 SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cash payments:
Interest paid, net of amounts capitalized	$5,374	$6,991	$10,711
Income taxes paid	$317,599	$363,326	$144,959

        Capital expenditures on the Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012 do not include additions which have been incurred but not paid for as of the end of the year. The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Statements of Cash Flows:

	September 30,
	2014	2013	2012
	(in thousands)
Capital expenditures incurred	$1,047,176	$791,741	$1,082,678
Additions incurred prior year but paid for in current year	29,264	46,589	61,591
Additions incurred but not paid for as of the end of the year	(123,548)	(29,264)	(46,589)

Capital expenditures per Consolidated Statements of Cash Flows	$952,892	$809,066	$1,097,680

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

HELMERICH & PAYNE, INC.

NOTE 12 RISK FACTORS (Continued)

difficulty in predicting future prices, can lead many exploration and production companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for contract drilling services is not always purely a function of the movement of commodity prices.

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

NOTE 13 COMMITMENTS AND CONTINGENCIES

PURCHASE OBLIGATIONS

        During fiscal 2014, we announced agreements to build and operate 83 new FlexRigs in the U.S. Subsequent to September 30, 2014, we announced agreements to build and operate six new FlexRigs in the U.S. As of November 13, 2014, 41 new FlexRigs with customer commitments remained under construction. During construction, rig construction cost is included in construction in progress and then transferred to contract drilling equipment when the rig is placed in the field for service. Equipment, parts and supplies are ordered in advance to promote efficient construction progress. At September 30, 2014, we had purchase orders outstanding of approximately $412.9 million for the purchase of drilling equipment.

LEASES

        At September 30, 2014, we were leasing approximately 204,000 square feet of office space near downtown Tulsa, Oklahoma. We also lease other office space and equipment for use in operations. For operating leases that contain built-in pre-determined rent escalations, rent expense is recognized on a straight-line basis over the life of the lease. Leasehold improvements are capitalized and amortized over the lease term. Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of a year at September 30, 2014 are as follows:

Fiscal Year	Amount
(in thousands)
2015	$7,658
2016	5,165
2017	4,489
2018	3,220
2019	3,213
Thereafter	14,731

Total	$38,476

        Total rent expense was $12.1 million, $9.9 million and $8.5 million for fiscal 2014, 2013 and 2012, respectively.

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

        On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney's Office for the Eastern District of Louisiana ("DOJ"). The court's approval of the plea agreement resolved the DOJ's investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.'s offshore platform rigs in the Gulf of Mexico. We have been engaged in discussions with the Inspector General's office of the Department of the Interior regarding the same events that were the subject of the DOJ's investigation. Although we presently believe that the outcome of our discussions will not have a material adverse effect on the Company, we can provide no assurances as to the timing or eventual outcome of these discussions.

NOTE 14 SEGMENT INFORMATION

        We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies. To provide information about the different types of business activities in which we operate, we have included Offshore and International Land, along with our U.S. Land reportable operating segment, as separate reportable operating segments. Additionally, each reportable operating segment is a strategic business unit which is managed separately. Our primary international areas of operation include Colombia, Ecuador, Argentina, Tunisia, Bahrain, U.A.E. and

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 14 SEGMENT INFORMATION (Continued)

other South American and Middle Eastern countries. Other includes additional non-reportable operating segments. Revenues included in Other consist primarily of rental income. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 14 SEGMENT INFORMATION (Continued)

        Summarized financial information of our reportable segments for continuing operations for each of the years ended September 30, 2014, 2013 and 2012 is shown in the following table:

(in thousands)	External Sales	Inter- Segment	Total Sales	Segment Operating Income (Loss)	Depreciation	Total Assets	Additions to Long-Lived Assets
2014
Contract Drilling
U.S. Land	$3,099,954	$—	$3,099,954	$1,025,745	$455,934	$5,260,810	$930,263
Offshore	250,811	—	250,811	69,819	12,300	137,101	4,372
International Land	355,532	—	355,532	36,417	39,932	589,968	85,424

	3,706,297	—	3,706,297	1,131,981	508,166	5,987,879	1,020,059
Other	13,410	867	14,277	(9,068)	15,383	726,776	27,117

	3,719,707	867	3,720,574	1,122,913	523,549	6,714,655	1,047,176
Eliminations	—	(867)	(867)	—	—	—	—

Total	$3,719,707	$—	$3,719,707	$1,122,913	$523,549	$6,714,655	$1,047,176

2013
Contract Drilling
U.S. Land	$2,785,449	$—	$2,785,449	$932,591	$391,072	$4,743,644	$726,206
Offshore	221,863	—	221,863	53,064	13,766	149,128	4,470
International Land	366,841	—	366,841	44,595	36,000	486,914	51,193

	3,374,153	—	3,374,153	1,030,250	440,838	5,379,686	781,869
Other	13,461	858	14,319	(8,602)	14,785	881,436	9,872

	3,387,614	858	3,388,472	1,021,648	455,623	6,261,122	791,741
Eliminations	—	(858)	(858)	—	—	—	—

Total	$3,387,614	$—	$3,387,614	$1,021,648	$455,623	$6,261,122	$791,741

2012
Contract Drilling
U.S. Land	$2,678,475	$—	$2,678,475	$906,968	$332,723	$4,422,297	$991,966
Offshore	189,086	—	189,086	41,775	13,455	160,135	8,547
International Land	270,027	—	270,027	20,366	30,701	467,538	52,864

	3,137,588	—	3,137,588	969,109	376,879	5,049,970	1,053,377
Other	14,214	841	15,055	(8,824)	10,670	663,496	29,301

	3,151,802	841	3,152,643	960,285	387,549	5,713,466	1,082,678
Eliminations	—	(841)	(841)	—	—	—	—

Total	$3,151,802	$—	$3,151,802	$960,285	$387,549	$5,713,466	$1,082,678

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 14 SEGMENT INFORMATION (Continued)

        The following table reconciles segment operating income to income from continuing operations before income taxes as reported on the Consolidated Statements of Income:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Segment operating income	$1,122,913	$1,021,648	$960,285
Income from asset sales	19,585	18,923	19,223
Corporate general and administrative costs and corporate depreciation	(87,711)	(83,910)	(69,909)

Operating income	1,054,787	956,661	909,599
Other income (expense)
Interest and dividend income	1,583	1,653	1,380
Interest expense	(4,654)	(6,129)	(8,653)
Gain on sale of investment securities	45,234	162,121	—
Other	(636)	(9)	254

Total unallocated amounts	41,527	157,636	(7,019)

Income from continuing operations before income taxes	$1,096,314	$1,114,297	$902,580

        The following table presents revenues from external customers and long-lived assets by country based on the location of service provided:

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Revenues
United States	$3,338,365	$3,011,760	$2,864,570
Argentina	107,945	73,208	54,317
Colombia	85,176	100,052	82,247
Ecuador	69,195	67,890	56,448
Other Foreign	119,026	134,704	94,220

Total	$3,719,707	$3,387,614	$3,151,802

Long-Lived Assets
United States	$4,753,844	$4,345,950	$4,039,770
Argentina	144,823	83,149	81,886
Colombia	107,112	81,315	84,389
Ecuador	70,742	63,894	38,265
Other Foreign	112,023	101,795	107,261

Total	$5,188,544	$4,676,103	$4,351,571

        Long-lived assets are comprised of property, plant and equipment.

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 14 SEGMENT INFORMATION (Continued)

        Revenues from one customer accounted for approximately 10.7 percent, 9.5 percent and 12.0 percent of total operating revenues during the years ended September 30, 2014, 2013 and 2012, respectively. Revenues from another customer accounted for approximately 8.2 percent, 7.9 percent and 10.2 percent of total operating revenues during the years ended September 30, 2014, 2013 and 2012, respectively. Collectively, the receivables from these customers were approximately $122.5 million and $94.1 million at September 30, 2014 and 2013, respectively.

NOTE 15 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	(in thousands, except per share amounts)
2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$889,152	$893,430	$952,087	$985,038
Operating income	264,031	255,342	271,912	263,502
Income from continuing operations	173,182	174,589	192,290	168,705
Net income	173,182	174,570	192,279	168,688
Basic earnings per common share:
Income from continuing operations	1.61	1.61	1.77	1.55
Net income	1.61	1.61	1.77	1.55
Diluted earnings per common share:
Income from continuing operations	1.59	1.59	1.75	1.53
Net income	1.59	1.59	1.75	1.53

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$844,572	$838,309	$840,197	$864,536
Operating income	240,547	232,920	239,960	243,234
Income from continuing operations	159,611	151,067	250,978	159,797
Net income	159,603	151,080	266,159	159,797
Basic earnings per common share:
Income from continuing operations	1.50	1.41	2.35	1.49
Net income	1.50	1.41	2.49	1.49
Diluted earnings per common share:
Income from continuing operations	1.48	1.39	2.32	1.47
Net income	1.48	1.39	2.46	1.47

        The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

        In the first quarter of fiscal 2014, net income includes an after-tax gain from the sale of assets of $3.7 million, $0.03 per share on a diluted basis.

        In the second quarter of fiscal 2014, net income includes an after-tax gain from the sale of assets of $2.7 million, $0.02 per share on a diluted basis, and an after-tax gain from the sale of investment securities of $12.9 million, $0.12 per share on a diluted basis.

        In the third quarter of fiscal 2014, net income includes an after-tax gain from the sale of assets of $1.4 million, $0.01 per share on a diluted basis, and an after-tax gain from the sale of investment securities of $14.9 million, $0.13 per share on a diluted basis.

Notes to Consolidated Financial Statements (Continued)

HELMERICH & PAYNE, INC.

NOTE 15 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        In the fourth quarter of fiscal 2014, net income includes an after-tax gain from the sale of assets of $5.0 million, $0.05 per share on a diluted basis.

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

        None.

Item 9A.    CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

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

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

        The independent registered public accounting firm that audited our financial statements, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. This report appears below at the end of this Item 9A of Form 10-K.

c)
Changes in Internal Control Over Financial Reporting.

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

***

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Helmerich & Payne, Inc.

        We have audited Helmerich & Payne, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework, the COSO criteria). Helmerich & Payne, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Helmerich & Payne, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Helmerich & Payne, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2014, and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
November 26, 2014

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1—Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2015, to be filed with the SEC not later than 120 days after September 30, 2014. Information required under this item with respect to executive officers under Item 401 of Regulation S-K appears under "Our Executive Officers" in Part I of this Form 10-K.

        We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under "Corporate Governance." Our Internet address is www.hpinc.com. We intend to disclose any amendments to or waivers from this code on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation is incorporated herein by reference to the material beginning with the caption "Executive Compensation Discussion and Analysis" and ending with the caption "Potential Payments Upon Change-in-Control", as well as under the captions "Director Compensation in Fiscal 2014" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2015, to be filed with the SEC not later than 120 days after September 30, 2014.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the material under the captions "Summary of All Existing Equity Compensation Plans," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2015, to be filed with the SEC not later than 120 days after September 30, 2014.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the material under the captions "Corporate Governance—Transactions With Related Persons, Promoters and Certain Control Persons" and "Corporate Governance—Director Independence" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2015, to be filed with the SEC not later than 120 days after September 30, 2014.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the material under the caption "Proposal 2—Ratification of Appointment of Independent Auditors—Audit Fees" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2015, to be filed with the SEC not later than 120 days after September 30, 2014.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        1.     Financial Statements:    Our consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated November 26, 2014, are included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K.

        2.     Financial Statement Schedules:    All schedules are omitted because they are not applicable or required or because the required information is contained in the financial statements or included in the notes thereto.

        3.     Exhibits.    The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference are duly noted as such.

3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
3.2	Amended and Restated By-laws of Helmerich & Payne, Inc. are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K/A filed on June 9, 2014, SEC File No. 001-04221.
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

10.6	Note Purchase Agreement dated as of June 15, 2009, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and various Note purchasers is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 21, 2009, SEC File No. 001-04221.
10.7
Credit Agreement dated May 25, 2012, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 31, 2012, SEC File No. 001-04221.
10.8
Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.9	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 29, 2008, SEC File No. 001-04221.
10.10
Second Amendment to Office Lease dated December 13, 2011, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 14, 2011, SEC File No. 001-04221.
10.11
Third Amendment to Office Lease dated September 5, 2012, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2012, SEC File No. 001-04221.
10.12
Fifth Amendment to Office Lease dated December 21, 2012, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2012, SEC File No. 001-04221.
10.13
Sixth Amendment to Office Lease dated April 24, 2013, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2013, SEC File No. 001-04221.
10.14
Seventh Amendment to Office Lease dated September 16, 2013, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 17, 2013, SEC File No. 001-04221.
10.15
Eighth Amendment to Office Lease dated March 24, 2014, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2014, SEC File No. 001-04221.
10.16
Ninth Amendment to Office Lease dated June 16, 2014, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2014, SEC File No. 001-04221.
*10.17
Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended February 7, 2013, SEC File No. 001-04221.

*10.18	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.19
2012-1 Amendment to Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.
*10.20
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
*10.24	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2011.
*10.25
Form of Agreements for Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221, and (ii) Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 30, 2014, SEC File No. 001-04221.
*10.26
Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221, and (ii) Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 30, 2014, SEC File No. 001-04221.
*10.27
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
10.29
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
10.35
Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
*10.36
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
*10.38
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.

10.39	Stock Purchase Agreement, dated as of May 23, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2013, SEC File No. 001-04221.
10.40
Lock-Up-Agreement, dated as of May 23, 2013, by and between Helmerich & Payne International Drilling Co. and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2013, SEC File No. 001-04221.
10.41
First Amendment to Stock Purchase Agreement dated as of June 13, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2013, SEC File No. 001-04221.
*10.42
Advisory Services Agreement dated March 5, 2014 between Helmerich & Payne, Inc. and Hans C. Helmerich is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 7, 2014, SEC File No. 001-04221.
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

*
Management or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.
By:	/s/ JOHN W. LINDSAY John W. Lindsay, President and Chief Executive Officer

Date: November 26, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN W. LINDSAY John W. Lindsay	Director, President and Chief Executive Officer (Principal Executive Officer)	November 26, 2014
/s/ JUAN PABLO TARDIO Juan Pablo Tardio	Vice President and Chief Financial Officer (Principal Financial Officer)	November 26, 2014
/s/ GORDON K. HELM Gordon K. Helm	Vice President and Controller (Principal Accounting Officer)	November 26, 2014
/s/ HANS HELMERICH Hans Helmerich	Director and Chairman of the Board	November 26, 2014
/s/ WILLIAM L. ARMSTRONG William L. Armstrong	Director	November 26, 2014
/s/ RANDY A. FOUTCH Randy A. Foutch	Director	November 26, 2014
/s/ PAULA MARSHALL Paula Marshall	Director	November 26, 2014

Signature	Title	Date

/s/ THOMAS A. PETRIE Thomas A. Petrie	Director	November 26, 2014
/s/ DONALD F. ROBILLARD, JR. Donald F. Robillard, Jr.	Director	November 26, 2014
/s/ FRANCIS ROONEY Francis Rooney	Director	November 26, 2014
/s/ EDWARD B. RUST, JR. Edward B. Rust, Jr.	Director	November 26, 2014
/s/ JOHN D. ZEGLIS John D. Zeglis	Director	November 26, 2014

Exhibit Index

        The following documents are included as exhibits to this Form 10-K. Exhibits incorporated herein are duly noted as such.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221.
3.2	Amended and Restated By-laws of Helmerich & Payne, Inc. are incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K/A filed on June 9, 2014, SEC File No. 001-04221.
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
10.7
Credit Agreement dated May 25, 2012, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 31, 2012, SEC File No. 001-04221.

Exhibit No.	Description
10.8	Office Lease dated May 30, 2003, between K/B Fund IV and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2003, SEC File No. 001-04221.
10.9	First Amendment to Lease between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 29, 2008, SEC File No. 001-04221.
10.10
Second Amendment to Office Lease dated December 13, 2011, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 14, 2011, SEC File No. 001-04221.
10.11
Third Amendment to Office Lease dated September 5, 2012, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2012, SEC File No. 001-04221.
10.12
Fifth Amendment to Office Lease dated December 21, 2012, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2012, SEC File No. 001-04221.
10.13
Sixth Amendment to Office Lease dated April 24, 2013, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2013, SEC File No. 001-04221.
10.14
Seventh Amendment to Office Lease dated September 16, 2013, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 17, 2013, SEC File No. 001-04221.
10.15
Eighth Amendment to Office Lease dated March 24, 2014, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2014, SEC File No. 001-04221.
10.16
Ninth Amendment to Office Lease dated June 16, 2014, between ASP, Inc. and Helmerich & Payne, Inc. is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2014, SEC File No. 001-04221.
*10.17
Helmerich & Payne, Inc. Annual Bonus Plan for Executive Officers is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended February 7, 2013, SEC File No. 001-04221.
*10.18	Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" to the Company's Proxy Statement on Schedule 14A filed January 26, 2006.
*10.19
2012-1 Amendment to Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 2012, SEC File No. 001-04221.

Exhibit No.	Description
*10.20	Form of Agreements for Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement, (ii) Incentive Stock Option Agreement, and (iii) Restricted Stock Award Agreement are incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 7, 2009, SEC File No. 001-04221.
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
*10.24	Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan is incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 26, 2011.
*10.25
Form of Agreements for Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221, and (ii) Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 30, 2014, SEC File No. 001-04221.
*10.26
Form of Agreements for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 14, 2012, SEC File No. 001-04221, and (ii) Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 30, 2014, SEC File No. 001-04221.
*10.27
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
10.29
Contract dated July 18, 2007, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 18, 2007, SEC File No. 001-04221.

Exhibit No.	Description
10.30	Amendment to Contract dated August 8, 2008, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc. is incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2008, SEC File No. 001-04221.
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
10.35
Third Amendment to Contract dated August 4, 2011, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc. is incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2011, SEC File No. 001-04221.
*10.36
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
*10.38
Helmerich & Payne, Inc. Director Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended December 31, 2008, SEC File No. 001-04221.
10.39
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

Exhibit No.	Description
10.41	First Amendment to Stock Purchase Agreement dated as of June 13, 2013, by and between Helmerich & Payne International Drilling Co. and Atwood Oceanics, Inc. is incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended June 30, 2013, SEC File No. 001-04221.
*10.42
Advisory Services Agreement dated March 5, 2014 between Helmerich & Payne, Inc. and Hans C. Helmerich is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 7, 2014, SEC File No. 001-04221.
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