Form 10-Q
period 2014-12-31
HELMERICH & PAYNE INC
filed 2015-02-06
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT January 31, 2015
Common Stock, $0.10 par value	107,640,834

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2014	2014

ASSETS
Current assets:
Cash and cash equivalents	$251,636	$360,909
Accounts receivable, less reserve of $4,597 at December 31, 2014 and September 30, 2014	734,329	705,214
Inventories	110,773	106,241
Deferred income taxes	15,739	16,519
Prepaid expenses and other	90,118	81,277
Current assets of discontinued operations	7,397	7,206
Total current assets	1,209,992	1,277,366

Investments	165,581	236,644
Property, plant and equipment, net	5,400,016	5,188,544
Other assets	25,930	19,307

Total assets	$6,801,519	$6,721,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,346	$182,031
Accrued liabilities	234,932	282,278
Short-term debt	1,002	—
Long-term debt due within one year	40,000	40,000
Current liabilities of discontinued operations	3,176	3,217
Total current liabilities	447,456	507,526

Noncurrent liabilities:
Long-term debt	40,000	40,000
Deferred income taxes	1,317,264	1,215,259
Other	71,356	64,110
Noncurrent liabilities of discontinued operations	4,221	3,989
Total noncurrent liabilities	1,432,841	1,323,358

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 110,826,947 shares and 110,508,605 shares issued as of December 31, 2014 and September 30, 2014, respectively and 107,635,334 shares and 108,232,284 shares outstanding as of December 31, 2014 and September 30, 2014, respectively	11,083	11,051
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	395,325	383,972
Retained earnings	4,654,349	4,525,797
Accumulated other comprehensive income	41,078	83,126
Treasury stock, at cost	(180,613)	(112,969)
Total shareholders’ equity	4,921,222	4,890,977

Total liabilities and shareholders’ equity	$6,801,519	$6,721,861

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013

Operating revenues:
Drilling — U.S. Land	$890,047	$731,674
Drilling — Offshore	69,473	59,054
Drilling — International Land	92,885	95,341
Other	4,180	3,083
	1,056,585	889,152

Operating costs and other:
Operating costs, excluding depreciation	554,243	474,048
Depreciation	137,613	120,237
General and administrative	32,907	32,243
Research and development	4,158	4,257
Income from asset sales	(4,155)	(5,664)
	724,766	625,121

Operating income from continuing operations	331,819	264,031

Other income (expense):
Interest and dividend income	285	453
Interest expense	(561)	(1,194)
Other	314	(345)
	38	(1,086)

Income from continuing operations before income taxes	331,857	262,945
Income tax provision	128,800	89,763
Income from continuing operations	203,057	173,182

Loss from discontinued operations before income taxes	(15)	—
Income tax provision	—	—

Loss from discontinued operations	(15)	—

NET INCOME	$203,042	$173,182

Basic earnings per common share:
Income from continuing operations	$1.87	$1.61
Income from discontinued operations	—	—
Net income	$1.87	$1.61

Diluted earnings per common share:
Income from continuing operations	$1.85	$1.59
Income from discontinued operations	—	—
Net income	$1.85	$1.59

Weighted average shares outstanding:
Basic	107,973	107,149
Diluted	108,843	108,577

Dividends declared per common share	$0.6875	$0.6250

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013

Net income	$203,042	$173,182
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of $26.6 million at December 31, 2014 and $1.9 million at December 31, 2013	(42,244)	(2,961)
Minimum pension liability adjustments, net of income taxes of ($0.1) million at December 31, 2014 and December 31, 2013	196	147
Other comprehensive loss	(42,048)	(2,814)
Comprehensive income	$160,994	$170,368

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES:
Net income	$203,042	$173,182
Adjustment for loss from discontinued operations	15	—
Income from continuing operations	203,057	173,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137,613	120,237
Stock-based compensation	6,982	7,010
Income from asset sales	(4,155)	(5,664)
Deferred income tax expense	129,548	1,943
Change in assets and liabilities:
Accounts receivable	(29,115)	(8,820)
Inventories	(4,532)	(8,469)
Prepaid expenses and other	(15,464)	20,003
Accounts payable	(4,373)	(25,701)
Accrued liabilities	(39,352)	38,705
Deferred income taxes	(229)	(1,317)
Other noncurrent liabilities	9,727	(6,251)
Net cash provided by operating activities from continuing operations	389,707	304,858
Net cash used in operating activities from discontinued operations	(15)	—
Net cash provided by operating activities	389,692	304,858

INVESTING ACTIVITIES:
Capital expenditures	(369,029)	(140,643)
Proceeds from asset sales	7,125	7,913
Net cash used in investing activities	(361,904)	(132,730)

FINANCING ACTIVITIES:
Dividends paid	(74,822)	(53,860)
Repurchase of common stock	(59,654)	—
Proceeds on short-term debt	1,002	—
Exercise of stock options, net of tax withholding	(2,062)	8,201
Tax withholdings related to net share settlements of restricted stock	(4,248)	(3,049)
Excess tax benefit from stock-based compensation	2,723	10,126
Net cash used in financing activities	(137,061)	(38,582)

Net increase (decrease) in cash and cash equivalents	(109,273)	133,546
Cash and cash equivalents, beginning of period	360,909	447,868
Cash and cash equivalents, end of period	$251,636	$581,414

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2014

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2014	110,509	$11,051	$383,972	$4,525,797	$83,126	2,276	$(112,969)	$4,890,977
Net income				203,042				203,042
Other comprehensive loss					(42,048)			(42,048)
Dividends declared ($0.6875 per share)				(74,490)				(74,490)
Exercise of stock options, net of tax withholding	104	11	1,669			47	(3,742)	(2,062)
Tax benefit of stock-based awards			2,723					2,723
Stock issued for vested restricted stock, net of shares withheld for employee taxes	214	21	(21)			59	(4,248)	(4,248)
Repurchase of common stock						810	(59,654)	(59,654)
Stock-based compensation			6,982					6,982

Balance, December 31, 2014	110,827	$11,083	$395,325	$4,654,349	$41,078	3,192	$(180,613)	$4,921,222

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2014 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

As more fully described in our 2014 Annual Report on Form 10-K our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.

2.              Discontinued Operations

Current assets of discontinued operations consist of restricted cash to meet remaining current obligations within the country of Venezuela.  Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.  Expenses incurred for in-country obligations are reported as discontinued operations.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2014	2013
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$203,057	$173,182
Loss from discontinued operations	(15)	—
Net income	203,042	173,182
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(1,255)	(992)
Numerator for basic earnings per share:
From continuing operations	201,802	172,190
From discontinued operations	(15)	—
	201,787	172,190
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	6	7
Numerator for diluted earnings per share:
From continuing operations	201,808	172,197
From discontinued operations	(15)	—
	$201,793	$172,197
Denominator:
Denominator for basic earnings per share — weighted-average shares	107,973	107,149
Effect of dilutive shares from stock options and restricted stock	870	1,428
Denominator for diluted earnings per share — adjusted weighted-average shares	108,843	108,577

Basic earnings per common share:
Income from continuing operations	$1.87	$1.61
Income from discontinued operations	—	—
Net income	$1.87	$1.61

Diluted earnings per common share:
Income from continuing operations	$1.85	$1.59
Income from discontinued operations	—	—
Net income	$1.85	$1.59

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2014	2013
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	669	261
Weighted-average price per share	$72.87	$79.67

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities December 31, 2014	$64,462	$88,947	$—	$153,409
Equity securities September 30, 2014	$64,462	$157,838	$—	$222,300

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

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $12.2 million at December 31, 2014 and $14.3 million at September 30, 2014.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At December 31, 2014, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, restricted cash included in other current assets and money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2014, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2014:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$251,636	$251,636	$—	$—
Equity securities	153,409	153,409	—	—
Other current assets	36,386	36,136	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$443,431	$443,181	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2014 and September 30, 2014:

	December 31,	September 30,
	2014	2014
	(in millions)

Carrying value of long-term fixed-rate debt	$80.0	$80.0
Fair value of long-term fixed-rate debt	$82.5	$84.3

The fair value for fixed-rate debt was estimated using discounted cash flows at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using the outstanding market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

5.              Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  During the three months ended December 31, 2014, we purchased 810,097 common shares at an aggregate cost of $59.7 million, which are held as treasury shares.  We had no purchases of common shares in fiscal 2014.

Components of accumulated other comprehensive income (loss) were as follows:

	December 31,	September 30,
	2014	2014
	(in thousands)

Pre-tax amounts:
Unrealized appreciation on securities	$88,947	$157,838
Unrecognized actuarial loss	(23,096)	(23,405)
	$65,851	$134,433
After-tax amounts:
Unrealized appreciation on securities	$55,174	$97,418
Unrecognized actuarial loss	(14,096)	(14,292)
	$41,078	$83,126

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended December 31, 2014:

	Three Months Ended December 31, 2014
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at September 30, 2014	$97,418	$(14,292)	$83,126
Other comprehensive loss before reclassifications	(42,244)	—	(42,244)
Amounts reclassified from accumulated other comprehensive income (loss)		196	196
Net current-period other comprehensive income (loss)	(42,244)	196	(42,048)
Balances at December 31, 2014	$55,174	$(14,096)	$41,078

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three months ended December 31, 2014:

Details About Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the
Comprehensive Income	Three Months Ended	Condensed Consolidated
(Loss) Components	December 31, 2014	Statement of Income
	(in thousands)

Defined Benefit Pension Items
Amortization of net actuarial loss	$309	General and administrative
	(113)	Income tax provision
Total reclassifications for the period	$196	Net of tax

6.              Cash Dividends

The $0.6875 per share cash dividend declared September 3, 2014, was paid December 1, 2014.  On December 2, 2014, a cash dividend of $0.6875 per share was declared for shareholders of record on February 13, 2015, payable March 2, 2015. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 419,585 non-qualified stock options and 275,250 shares of restricted stock awards granted in the three months ended December 31, 2014.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)

Compensation expense
Stock options	$3,062	$3,653
Restricted stock	3,920	3,357
	$6,982	$7,010

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2014 and 2013:

	2014	2013

Risk-free interest rate	1.72%	1.58%
Expected stock volatility	36.92%	52.55%
Dividend yield	3.92%	3.14%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2014 is presented in the following tables:

	Three Months Ended December 31, 2014
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at October 1, 2014	2,629	$43.46
Granted	420	68.83
Exercised	(104)	16.09
Forfeited/Expired	(14)	67.10
Outstanding at December 31, 2014	2,931	$47.96	5.9	$60.7
Vested and expected to vest at December 31, 2014	2,924	$47.91	5.9	$60.7

Exercisable at December 31, 2014	2,168	$41.35	4.8	$57.8

The weighted-average fair value of options granted in the first quarter of fiscal 2014 was $16.39.

The total intrinsic value of options exercised during the three months ended December 31, 2014 was $6.9 million.

As of December 31, 2014, the unrecognized compensation cost related to stock options was $11.1 million which is expected to be recognized over a weighted-average period of 3.0 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2014, there was $34.2 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.9 years.

A summary of the status of our restricted stock awards as of December 31, 2014 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2014
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2014	634	$64.03
Granted	275	68.83
Vested (1)	(214)	54.18
Forfeited	(6)	65.95
Unvested at December 31, 2014	689	$66.93

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At December 31, 2014 and September 30, 2014, we had the following unsecured long-term debt outstanding:

	December 31,	September 30,
	2014	2014
	(in thousands)

Unsecured senior notes issued July 21, 2009:
Due July 21, 2015, 6.10%	$40,000	$40,000
Due July 21, 2016, 6.10%	40,000	40,000
	$80,000	$80,000
Less long-term debt due within one year	40,000	40,000
Long-term debt	$40,000	$40,000

We have $80 million senior unsecured fixed-rate notes outstanding at December 31, 2014 that mature over a period from July 2015 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2015 and July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on December 31, 2014, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  At December 31, 2014, we were in compliance with all debt covenants.  As of December 31, 2014, there were no borrowings, but there were three letters of credit outstanding in the amount of $42.2 million.  At December 31, 2014, we had $257.8 million available to borrow under our $300 million unsecured credit facility.

At December 31, 2014, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

During the first quarter of fiscal 2015, we borrowed $1.0 million with an interest rate of seven percent against a short-term $9.5 million line of credit in an international location.  The $1.0 million and interest were paid in full subsequent to the end of the quarter.

9.              Income Taxes

Our effective tax rate for the three months ended December 31, 2014 and 2013 was 38.8 percent and 34.1 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the three months ended December 31, 2014 was also impacted by a December 2014 tax law change which resulted in a reduction of the fiscal 2014 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we believe it is reasonably possible that the reserve for uncertain tax positions may increase by approximately $8.4 million to $11.0 million during the next 12 months due to an international matter.

10.       Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $327.2 million are outstanding at December 31, 2014.

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

On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.’s offshore platform rigs in the Gulf of Mexico.  We have been engaged in discussions with the Inspector General’s office of the Department of Interior regarding the same events that were the subject of the DOJ’s investigation.  We can provide no assurances as to the timing or eventual outcome of these discussions and are unable to determine the amount of penalty, if any, that may be assessed.  However, we presently believe that the outcome of our discussions will not have a material adverse effect on the Company.

11.       Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  To provide information about the different types of business activities in which we operate, we have included Offshore and International Land, along with our U.S. Land reportable operating segment, as separate reportable operating segments.  Additionally, each reportable operating segment is a strategic business unit that is managed separately.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Tunisia, Bahrain, U.A.E. and other South American and Middle Eastern countries.  Other includes additional non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2014 and 2013 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)

December 31, 2014
Contract Drilling:
U.S. Land	$890,047	$—	$890,047	$318,122
Offshore	69,473	—	69,473	21,484
International Land	92,885	—	92,885	12,214
	1,052,405	—	1,052,405	351,820
Other	4,180	222	4,402	(1,899)
	1,056,585	222	1,056,807	349,921
Eliminations	—	(222)	(222)	—
Total	$1,056,585	$—	$1,056,585	$349,921

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)

December 31, 2013
Contract Drilling:
U.S. Land	$731,674	$—	$731,674	$250,952
Offshore	59,054	—	59,054	18,498
International Land	95,341	—	95,341	12,751
	886,069	—	886,069	282,201
Other	3,083	220	3,303	(3,005)
	889,152	220	889,372	279,196
Eliminations	—	(220)	(220)	—
Total	$889,152	$—	$889,152	$279,196

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income.

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)

Segment operating income	$349,921	$279,196
Income from asset sales	4,155	5,664
Corporate general and administrative costs and corporate depreciation	(22,257)	(20,829)
Operating income	331,819	264,031

Other income (expense):
Interest and dividend income	285	453
Interest expense	(561)	(1,194)
Gain on sale of investment securities	—	—
Other	314	(345)
Total other income (expense)	38	(1,086)

Income from continuing operations before income taxes	$331,857	$262,945

The following table presents total assets by reportable segment.

	December 31,	September 30,
	2014	2014
	(in thousands)

Total assets
U.S. Land	$5,451,403	$5,260,810
Offshore	138,539	137,101
International Land	650,872	589,968
Other	40,612	40,080
	6,281,426	6,027,959
Investments and corporate operations	512,696	686,696
Total assets from continued operations	6,794,122	6,714,655
Discontinued operations	7,397	7,206
	$6,801,519	$6,721,861

The following table presents revenues from external customers by country based on the location of service provided.

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)

Operating revenues
United States	$956,281	$788,691
Colombia	23,451	26,730
Argentina	25,083	26,359
Ecuador	15,194	17,800
Other foreign	36,576	29,572
Total	$1,056,585	$889,152

12.       Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2014 and 2013 related to the Company-sponsored domestic defined benefit pension plan.

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)

Interest cost	$1,171	$1,201
Expected return on plan assets	(1,743)	(1,664)
Recognized net actuarial loss	309	229
Net pension benefit	$(263)	$(234)

Employer Contributions

We did not make any contributions to the Pension Plan during the three months ended December 31, 2014.  We could make contributions during fiscal 2015 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)

Capital expenditures incurred	$352,055	$140,153
Additions incurred prior year but paid for in current period	123,548	29,264
Additions incurred but not paid for as of the end of the period	(106,574)	(28,774)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$369,029	$140,643

14.       International Risk Factors

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of drilling rigs, equipment, land and other property, as well as expropriation of a particular oil company’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. In January 2015, the Venezuelan government announced plans for a new foreign currency exchange system. We are monitoring the status of this change in Venezuela’s exchange control policy. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

16.       Subsequent Events

Due to the decline in oil prices, our customers are reducing their drilling activity.  As a result, in the U.S. Land segment we have received termination notices for rigs that were under long-term contracts at December 31, 2014.  Given the current trend, we could have less than 200 rigs active in the U.S. Land segment by March 31, 2015 and early termination revenue could exceed $60 million during the second quarter of fiscal 2015.  We expect to have approximately $8 million of early termination revenue in our International Land segment as one early termination has been received.  We are also having ongoing discussions with a customer regarding the possibility of an additional rig contract being terminated early.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2014

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2014 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, the loss of one or a number of our largest customers, early termination of drilling contracts and failure to realize backlog drilling revenue, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets and other international uncertainties, loss of well control, pollution of offshore waters and reservoir damage, operational risks that are not fully insured against or covered by adequate contractual indemnities, passage of laws or regulations including those limiting hydraulic fracturing, litigation and governmental investigations, failure to comply with the terms of our plea agreement with the United States Department of Justice, failure to comply with the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and other governmental laws and regulations, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in drilling or other technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2014 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013

We reported net income of $203.0 million ($1.85 per diluted share) from operating revenues of $1.1 billion for the first quarter ended December 31, 2014, compared with net income from continuing operations of $173.2 million ($1.59 per diluted share) from operating revenues of $889.2 million for the first quarter of fiscal year 2014.  Net income for the first quarter of fiscal 2015 includes approximately $2.5 million ($0.02 per diluted share) of after-tax gains from the sale of assets.  Net income for the first quarter of fiscal 2014 includes approximately $3.7 million ($0.03 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2014 and 2013.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2014	2013
	(in thousands, except days and per day amounts)

U.S. LAND OPERATIONS
Revenues	$890,047	$731,674
Direct operating expenses	441,126	367,186
General and administrative expense	11,715	9,957
Depreciation	119,084	103,579
Segment operating income	$318,122	$250,952

Revenue days	27,355	23,464
Average rig revenue per day	$29,457	$28,468
Average rig expense per day	$13,046	$12,934
Average rig margin per day	$16,411	$15,534
Rig utilization	89%	84%

U.S. Land segment operating income increased to $318.1 million for the first quarter of fiscal 2015 compared to $251.0 million in the same period of fiscal 2014.  Revenues were $890.0 million and $731.7 million in the first quarter of fiscal 2015 and 2014, respectively.  Included in U.S. land revenues for the three months ended December 31, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $84.3 million and $63.7 million, respectively.  Also included in revenue for the three months ended December 31, 2014 and 2013 are early termination fees of $23.4 million and $9.9 million, respectively.

The average revenue per day for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 increased $989 of which $432 is attributable to early termination fees.  The decline in oil prices is having an effect on customer spending.  As a result, some operators are not renewing contracts or are terminating their contract early.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

U.S. land rig utilization increased to 89 percent for the first quarter of 2015 compared to 84 percent for the first quarter of fiscal 2014.  U.S. land rig revenue days for the first quarter of fiscal 2015 were 27,355 compared with 23,464 for the same period of fiscal 2014, with an average of 297.3 and 255.0 rigs working during the first quarter of fiscal 2015 and 2014, respectively.  We expect rig utilization to decrease in the second quarter of fiscal 2015 as customers continue to reduce their drilling activity and rigs are idled.  Given the current trend, we could have less than 200 rigs active by March 31, 2015.

During the first quarter of fiscal 2015, five FlexRigs were transferred to the International Land segment and one conventional rig was transferred to the U.S. Land segment from the International Land segment.  At December 31, 2014, 294 out of 337 existing rigs in the U.S. Land segment were contracted.  Of the 294 contracted rigs, 177 were under fixed term contracts and 117 were working in the spot market.  As of February 5, 2015, 235 rigs remain active in the segment excluding rigs that are in the process of stacking.  Based on the early termination notices received since December 31, 2014, early termination revenue could exceed $60 million during the second fiscal quarter of 2015.

	Three Months Ended December 31,
	2014	2013
	(in thousands, except days and per day amounts)

OFFSHORE OPERATIONS
Revenues	$69,473	$59,054
Direct operating expenses	44,239	34,876
General and administrative expense	826	2,330
Depreciation	2,924	3,350
Segment operating income	$21,484	$18,498

Revenue days	809	736
Average rig revenue per day	$55,341	$62,306
Average rig expense per day	$34,609	$34,857
Average rig margin per day	$20,732	$27,449
Rig utilization	98%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.5 million and $2.8 million for the three months ended December 31, 2014 and 2013, respectively.

Total revenue and segment operating income in our Offshore segment increased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily due to our offshore management contracts.  Average revenue per day and average rig margin per day decreased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily due to a contractual decrease in a dayrate for one rig.

At the end of December 31, 2014, nine platform rigs were active compared to eight active platform rigs during the first quarter of fiscal 2014.

	Three Months Ended December 31,
	2014	2013
	(in thousands, except days and per day amounts)

INTERNATIONAL LAND OPERATIONS
Revenues	$92,885	$95,341
Direct operating expenses	68,937	71,930
General and administrative expense	687	1,000
Depreciation	11,047	9,660
Segment operating income	$12,214	$12,751

Revenue days	2,080	2,156
Average rig revenue per day	$39,987	$38,433
Average rig expense per day	$29,217	$28,091
Average rig margin per day	$10,770	$10,342
Rig utilization	63%	82%

International Land segment operating income for the first quarter of fiscal 2015 was $12.2 million compared to $12.8 million in the same period of fiscal 2014.  Included in International land revenues for the three months ended December 31, 2014 and 2013 are reimbursements for “out-of-pocket” expenses of $9.7 million and $12.5 million, respectively.

During the current quarter, an average of 22.9 rigs worked compared to an average of 23.7 rigs in the first quarter of fiscal 2014.  During the first quarter of fiscal 2015, five FlexRigs were transferred from the U.S. Land segment and one conventional rig was transferred to the U.S. Land segment.  The five rigs transferred into the segment had not commenced operations by the end of the quarter which reduced the quarterly rig utilization.  They are all expected to begin work by the end of the fourth fiscal quarter.

We have received early termination notification for a rig and expect approximately $8 million in early termination revenue during the second quarter of fiscal 2015.  We are also having ongoing discussions with a customer regarding the possibility of an additional rig contract being terminated early.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2014 and 2013, we incurred $4.2 million and $4.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $32.9 million in the first quarter of fiscal 2015 compared to $32.2 million in the first quarter of fiscal 2014.

Income tax expense increased to $128.8 million in the first quarter of fiscal 2015 from $89.8 in the first quarter of fiscal 2014 and the effective tax rate increased to 38.8 percent from 34.1 percent.  The higher effective tax rate was the result of the impact from tax law changes that occurred during the first quarter of fiscal 2015 which resulted in a reduction of the fiscal 2014 Internal Revenue Code Section 199 deduction for domestic production activities.  We expect the effective tax rate for the remaining three quarters of fiscal 2015 to be between 35 and 36 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $251.6 million at December 31, 2014 from $360.9 million at September 30, 2014. The following table provides a summary of cash flows:

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)

Net cash provided (used) by:

Operating activities	$389,692	$304,858
Investing activities	(361,904)	(132,730)
Financing activities	(137,061)	(38,582)
Increase (decrease) in cash and cash equivalents	$(109,273)	$133,546

Operating activities

Cash flows from operating activities were approximately $389.7 million for the three months ended December 31, 2014 compared to approximately $304.9 million for the same period ended December 31, 2013.  Multiple items contributed to the change, including a decrease in income taxes payable during the comparative three months primarily the result of legislation passed in December 2014 extending the 50 percent special allowance for depreciation (“bonus depreciation”) for qualified property placed in service during 2014.

Investing activities

Capital expenditures during the three months ended December 31, 2014 were $369.0 million compared to $140.6 million during the three months ended December 31, 2013 due to the execution of additional fixed-term contracts during calendar 2014 for the operation of new FlexRigs.

Financing activities

Dividends paid during the first quarter of fiscal 2015 were $0.6875 per share or $74.8 million compared to $0.50 per share or $53.9 million paid during the first quarter of fiscal 2014.  Also during the first quarter of fiscal 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million.

Other Liquidity

Our operating cash requirements, scheduled debt repayments, any stock repurchases and estimated capital expenditures, including our rig construction program, for fiscal 2015 are expected to be funded through current cash, cash to be provided from operating activities and, possibly, from additional borrowings and sales of available-for-sale securities.  Given current market conditions, there can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $81.0 million at December 31, 2014, of which $1.0 million was paid subsequent to the end of the first quarter of fiscal 2015 and $40.0 million is due later in fiscal 2015.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2014 and September 30, 2014 was $4.6 billion and $5.0 billion, respectively.  The decrease in backlog at December 31, 2014 from September 30, 2014 is primarily due to the revenue earned since September 30, 2014.  Approximately 70.2 percent of the December 31, 2014 backlog is not reasonably expected to be filled in fiscal 2015. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of December 31, 2014 and September 30, 2014, and the percentage of the December 31, 2014 backlog not reasonably expected to be filled in fiscal 2015:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2014	2014	Expected to be Filled in Fiscal 2015
	(in billions)

U.S. Land	$3.4	$3.8	66.5%
Offshore	0.2	0.1	76.0%
International Land	1.0	1.1	81.5%
	$4.6	$5.0

Capital Resources

Since September 30, 2014, we have announced that we had secured multi-year term contracts to build and operate six new FlexRigs with two customers in the U.S. During the three months ended December 31, 2014, we placed into service 12 new FlexRigs.  Three additional new FlexRigs under fixed-term contract were placed into service by January 29, 2015.  Like those completed and placed into service in prior fiscal periods, each of the new FlexRigs is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2015 is now expected to total approximately $1.3 billion.  The monthly cadence of the new FlexRig construction program is expected to decline from four to two rigs per month beginning in June 2015 through the end of the calendar year.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  All new FlexRigs scheduled for delivery during calendar 2015 are supported with multi-year contracts.  Capital expenditures were $369.0 million and $140.6 million for the first three months of fiscal 2015 and 2014, respectively.

There were no other significant changes in our financial position since September 30, 2014.

MATERIAL COMMITMENTS

Material commitments as reported in our 2014 Annual Report on Form 10-K have not changed significantly at December 31, 2014.

CRITICAL ACCOUNTING POLICIES

Our accounting policies that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2014 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies.

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

December 31, 2014

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2014;

•                  Note 8 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference; and

•                  Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Investigation by the U.S. Attorney.  On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co., and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of Helmerich & Payne International Drilling Co.’s offshore platform rigs in the Gulf of Mexico.  We have been engaged in discussions with the Inspector General’s office of the Department of Interior regarding the same events that were the subject of the DOJ’s investigation.  We can provide no assurances as to the timing or eventual outcome of these discussions and are unable to determine the amount of penalty, if any, that may be assessed.  However, we presently believe that the outcome of our discussions will not have a material adverse effect on the Company.

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

ITEM 1A.  RISK FACTORS

Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility of oil and natural gas prices and other factors, including the recent decline in oil prices.

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

Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015.  In response, many of our customers have announced significant reductions in their 2015 capital spending budgets.  At December 31, 2014, 294 out of an available 337 land rigs were working in the U.S. Land segment.  After giving effect to new FlexRigs placed into service and additional rig releases since December 31, 2014, as of February 5, 2015, 235 rigs remain active in the U.S. Land segment excluding rigs that are in the process of stacking.  We expect additional U.S. land rigs to become idle and spot market pricing softness to continue during the second quarter of fiscal 2015.  Given current oil pricing and existing market trends, the number of our active rigs in the U.S. may drop below 200 during the second quarter of fiscal 2015.  In addition, low oil prices are expected to negatively impact drilling rigs in international locations and could affect offshore operations.  In the event oil prices remain depressed for a sustained period, or decline further, we may experience further, significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

Oil and natural gas prices are impacted by many factors beyond our control, including:

•                                          the demand for oil and natural gas;

•                                          the cost of exploring for, developing, producing and delivering oil and natural gas;

•                                          the worldwide economy;

•                                          expectations about future oil and natural gas prices;

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

•                                          the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•                                          the level of production by OPEC and non-OPEC countries; and

•                                          the environmental and other laws and governmental regulations regarding exploration and development of oil and natural gas reserves.

The level of land and offshore exploration, development and production activity and the price for oil and natural gas is volatile and is likely to continue to be volatile in the future.  Higher oil and natural gas prices do not necessarily translate into increased activity because demand for our services is typically driven by our customer’s expectations of future commodity prices.  However, a sustained decline in worldwide demand for oil and natural gas or prolonged low oil or natural gas prices would likely result in reduced exploration and development of land and offshore areas and a decline in the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

International uncertainties and local laws could adversely affect our business.

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of drilling rigs, equipment, land and other property, as well as expropriation of a particular oil company’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.   In January 2015, the Venezuelan government announced plans for a new foreign currency exchange system. We are monitoring the status of this change in Venezuela’s exchange control policy. There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2014, approximately 9 percent of our consolidated operating revenues were generated from the international contract drilling business.  During the three months ended December 31, 2014, approximately 69 percent of the international operating revenues were from operations in South America.

Other risk factors.

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2014.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2015, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended September 30, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase of Common Stock for the three months ended December 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number That May Yet Be Purchased Under Plans or Programs (2)

October 1 – October 31, 2014	—	$—	—	4,000,000
November 1 – November 30, 2014	656,186	75.81	610,097	3,389,903
December 1 – December 31, 2014	259,106	69.07	200,000	3,189,903
TOTAL	915,292	$73.90	810,097	3,189,903

(1) The total number of shares purchased consists of (a) shares acquired in connection with the exercise of stock options and for the payment of taxes associated with the vesting of shares of restricted stock under the share withholding provisions of our long-term incentive plans, and (b) 810,097 shares purchased in the open market during the quarter ended December 31, 2014 at an average price per share of $73.64.

(2) The Company’s Board of Directors previously authorized a stock repurchase program in fiscal 2006 for the repurchase in the open market of up to four (4) million shares per calendar year.  This repurchase program was reannounced via Form 8-K on May 18, 2012.  The repurchases may be made using the Company’s cash and cash equivalents or other available sources.  The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description

10.1	Fourth Amendment to Contract dated January 11, 2013, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.2	Fourth Amendment to Contract dated January 11, 2013, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
10.3	Fifth Amendment to Contract dated November 21, 2014, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.4	Fifth Amendment to Contract dated November 21, 2014, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
10.5	Tenth Amendment to Office Lease dated November 26, 2014, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2014, filed on February 6, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: February 6, 2015	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date: February 6, 2015	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit Number	Description

10.1	Fourth Amendment to Contract dated January 11, 2013, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.2	Fourth Amendment to Contract dated January 11, 2013, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
10.3	Fifth Amendment to Contract dated November 21, 2014, between Helmerich & Payne International Drilling Co. and Southeast Texas Industries, Inc.
10.4	Fifth Amendment to Contract dated November 21, 2014, between Helmerich & Payne International Drilling Co. and Southeast Texas Industrial Services, Inc.
10.5	Tenth Amendment to Office Lease dated November 26, 2014, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2014, filed on February 6, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.