Form 10-Q
period 2015-03-31
HELMERICH & PAYNE INC
filed 2015-05-01
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2015
Common Stock, $0.10 par value	107,654,499

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

		September 30,
	March 31,	2014
	2015	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$719,127	$360,909
Accounts receivable, less reserve of $4,592 at March 31, 2015 and $4,597 at September 30, 2014	623,706	705,214
Inventories	124,269	106,241
Deferred income taxes	14,649	16,519
Prepaid expenses and other	79,132	80,912
Current assets of discontinued operations	7,486	7,206
Total current assets	1,568,369	1,277,001

Investments	164,648	236,644
Property, plant and equipment, net	5,572,818	5,188,544
Other assets	38,315	18,809

Total assets	$7,344,150	$6,720,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year less unamortized debt issuance costs	$39,207	$39,635
Accounts payable	172,373	182,031
Accrued liabilities	176,256	282,278
Current liabilities of discontinued operations	3,309	3,217
Total current liabilities	391,145	507,161

Noncurrent liabilities:
Long-term debt less unamortized discount and debt issuance costs	532,908	39,502
Deferred income taxes	1,320,364	1,215,259
Other	93,180	64,110
Noncurrent liabilities of discontinued operations	4,177	3,989
Total noncurrent liabilities	1,950,629	1,322,860

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 110,846,112 shares and 110,508,605 shares issued as of March 31, 2015 and September 30, 2014, respectively and 107,654,499 shares and 108,232,284 shares outstanding as of March 31, 2015 and September 30, 2014, respectively	11,085	11,051
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	402,442	383,972
Retained earnings	4,729,390	4,525,797
Accumulated other comprehensive income	40,072	83,126
Treasury stock, at cost	(180,613)	(112,969)
Total shareholders’ equity	5,002,376	4,890,977

Total liabilities and shareholders’ equity	$7,344,150	$6,720,998

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating revenues:
Drilling — U.S. Land	$718,463	$741,791	$1,608,510	$1,473,465
Drilling — Offshore	62,626	63,276	132,099	122,330
Drilling — International Land	98,222	85,533	191,107	180,874
Other	3,741	2,830	7,921	5,913
	883,052	893,430	1,939,637	1,782,582

Operating costs and other:
Operating costs, excluding depreciation	469,328	480,167	1,023,571	954,215
Depreciation	149,708	123,963	287,321	244,200
General and administrative	34,902	34,431	67,809	66,674
Research and development	4,857	3,625	9,015	7,882
Income from asset sales	(2,915)	(4,098)	(7,070)	(9,762)
	655,880	638,088	1,380,646	1,263,209

Operating income from continuing operations	227,172	255,342	558,991	519,373

Other income (expense):
Interest and dividend income	2,549	490	2,834	943
Interest expense	(2,471)	(1,725)	(3,032)	(2,919)
Gain from sale of investment securities	—	21,352	—	21,352
Other	55	(32)	369	(377)
	133	20,085	171	18,999

Income from continuing operations before income taxes	227,305	275,427	559,162	538,372
Income tax provision	77,769	100,838	206,569	190,601
Income from continuing operations	149,536	174,589	352,593	347,771

Income (loss) from discontinued operations before income taxes	(76)	2,786	(91)	2,786
Income tax provision	(77)	2,805	(77)	2,805

Income (loss) from discontinued operations	1	(19)	(14)	(19)

NET INCOME	$149,537	$174,570	$352,579	$347,752

Basic earnings per common share:
Income from continuing operations	$1.38	$1.61	$3.25	$3.22
Income from discontinued operations	—	—	—	—
Net income	$1.38	$1.61	$3.25	$3.22

Diluted earnings per common share:
Income from continuing operations	$1.37	$1.59	$3.23	$3.17
Income from discontinued operations	—	—	—	—
Net income	$1.37	$1.59	$3.23	$3.17

Weighted average shares outstanding:
Basic	107,646	107,692	107,812	107,417
Diluted	108,370	109,081	108,620	108,945

Dividends declared per common share	$0.6875	$0.6250	$1.3750	$1.2500

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income	$149,537	$174,570	$352,579	$347,752
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of ($0.8) million and ($27.4) million at March 31, 2015 and ($2.3) million and ($4.3) million at March 31, 2014	(1,203)	(3,552)	(43,447)	(6,513)
Reclassification of realized gains in net income, net of income taxes of ($8.5) million at March 31, 2014	—	(12,884)	—	(12,884)
Minimum pension liability adjustments, net of income taxes of $0.1 million and $0.2 million at March 31, 2015 and $0.1 million and $0.2 million at March 31, 2014	197	145	393	292
Other comprehensive loss	(1,006)	(16,291)	(43,054)	(19,105)
Comprehensive income	$148,531	$158,279	$309,525	$328,647

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$352,579	$347,752
Adjustment for loss from discontinued operations	14	19
Income from continuing operations	352,593	347,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	287,321	244,200
Amortization of debt discount and debt issuance costs	187	186
Provision for bad debt	—	(194)
Stock-based compensation	13,079	12,804
Other	32	—
Gain on sale of investment securities	—	(21,352)
Income from asset sales	(7,070)	(9,762)
Deferred income tax expense	134,185	13,751
Change in assets and liabilities:
Accounts receivable	81,508	(2,494)
Inventories	(18,028)	(10,963)
Prepaid expenses and other	(17,726)	21,629
Accounts payable	1,120	(25,337)
Accrued liabilities	(45,405)	(19,017)
Deferred income taxes	(30)	(1,109)
Other noncurrent liabilities	30,832	(10,083)
Net cash provided by operating activities from continuing operations	812,598	540,030
Net cash used in operating activities from discontinued operations	(14)	(19)
Net cash provided by operating activities	812,584	540,011

INVESTING ACTIVITIES:
Capital expenditures	(763,365)	(356,753)
Proceeds from sale of investment securities	—	23,338
Proceeds from asset sales	15,214	13,321
Net cash used in investing activities	(748,151)	(320,094)

FINANCING ACTIVITIES:
Dividends paid	(149,347)	(121,545)
Repurchase of common stock	(59,654)	—
Proceeds from senior notes, net of discount and debt issuance costs	492,791	—
Proceeds on short-term debt	1,002	—
Payments on short-term debt	(1,002)	—
Net increase in bank overdraft	12,560	—
Exercise of stock options, net of tax withholding	(1,078)	19,701
Tax withholdings related to net share settlements of restricted stock	(4,248)	(3,049)
Excess tax benefit from stock-based compensation	2,761	22,087
Net cash provided by (used in) financing activities	293,785	(82,806)

Net increase in cash and cash equivalents	358,218	137,111
Cash and cash equivalents, beginning of period	360,909	447,868
Cash and cash equivalents, end of period	$719,127	$584,979

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2015

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2014	110,509	$11,051	$383,972	$4,525,797	$83,126	2,276	$(112,969)	$4,890,977
Net income				352,579				352,579
Other comprehensive loss					(43,054)			(43,054)
Dividends declared ($1.375 per share)				(148,986)				(148,986)
Exercise of stock options, net of tax withholding	123	13	2,651			47	(3,742)	(1,078)
Tax benefit of stock-based awards			2,761					2,761
Stock issued for vested restricted stock, net of shares withheld for employee taxes	214	21	(21)			59	(4,248)	(4,248)
Repurchase of common stock						810	(59,654)	(59,654)
Stock-based compensation			13,079					13,079

Balance, March 31, 2015	110,846	$11,085	$402,442	$4,729,390	$40,072	3,192	$(180,613)	$5,002,376

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU No. 2015-03 amends the FASB Accounting Standards Codification (“ASC”) to require that debt issuance cost be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  Prior to the amendment, debt issuance costs were reported in the balance sheet as an asset.  The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, however, we have elected to early adopt effective January 1, 2015.  The election requires retrospective application and represents a change in accounting principle. The ASU provides that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate.  As a result of the adoption, the September 30, 2014 Consolidated Condensed Balance Sheet is restated as follows:

		Effect of
	Previously	Accounting
	Reported	Principle Adoption	Adjusted
	(in thousands)

Consolidated Condensed Balance Sheet
Prepaid expenses and other	$81,277	$(365)	$80,912
Total current assets	1,277,366	(365)	1,277,001
Other assets	19,307	(498)	18,809
Total assets	6,721,861	(863)	6,720,998
Long-term debt due within one year less unamortized discount and debt issuance costs	40,000	(365)	39,635
Total current liabilities	507,526	(365)	507,161
Long-term debt less unamortized discount and debt issuance costs	40,000	(498)	39,502
Total noncurrent liabilities	1,323,358	(498)	1,322,860
Total liabilities and shareholders’ equity	6,721,861	(863)	6,720,998

Amortization of debt discount and debt issuance costs has been reclassified in the accompanying Consolidated Condensed Statements of Cash Flow for the three months ended March 31, 2014 to conform to current year presentation.  The amortization was previously included as a change in assets.

As more fully described in our 2014 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and six months ended March 31, 2015, early termination revenue was approximately $71.7 million and $95.1 million, respectively.  We had no early termination revenue for the three months ended March 31, 2014 and had $9.9 million for the six months ended March 31, 2014.

Depreciation in the Consolidated Condensed Statements of Income includes abandonments of $10.2 million and $12.2 million for the three and six months ended March 31, 2015 compared to $1.8 million and $3.7 million for the three and six months ended March 31, 2014.  Effective March 31, 2015, we decommissioned all 17 of our SCR powered FlexRigs including 6 idle FlexRig1 rigs and 11 idle FlexRig2 rigs.

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

3.              Earnings per Share

ASC 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share.  We have granted and expect to continue to grant to employees restricted stock grants that contain non-forfeitable rights to dividends.  Such grants are considered participating securities under ASC 260.  As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$149,536	$174,589	$352,593	$347,771
Loss from discontinued operations	1	(19)	(14)	(19)
Net income	149,537	174,570	352,579	347,752
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(948)	(1,035)	(2,212)	(2,027)
Numerator for basic earnings per share:
From continuing operations	148,588	173,554	350,381	345,744
From discontinued operations	1	(19)	(14)	(19)
	148,589	173,535	350,367	345,725
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	3	8	9	17
Numerator for diluted earnings per share:
From continuing operations	148,591	173,562	350,390	345,761
From discontinued operations	1	(19)	(14)	(19)
	$148,592	$173,543	$350,376	$345,742
Denominator:
Denominator for basic earnings per share — weighted-average shares	107,646	107,692	107,812	107,417
Effect of dilutive shares from stock options and restricted stock	724	1,389	808	1,528
Denominator for diluted earnings per share — adjusted weighted-average shares	108,370	109,081	108,620	108,945
Basic earnings per common share:
Income from continuing operations	$1.38	$1.61	$3.25	$3.22
Income from discontinued operations	—	—	—	—
Net income	$1.38	$1.61	$3.25	$3.22
Diluted earnings per common share:
Income from continuing operations	$1.37	$1.59	$3.23	$3.17
Income from discontinued operations	—	—	—	—
Net income	$1.37	$1.59	$3.23	$3.17

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	667	215	667	256
Weighted-average price per share	$72.85	$79.67	$72.85	$79.67

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities March 31, 2015	$64,462	$86,986	$—	$151,448
Equity securities September 30, 2014	$64,462	$157,838	$—	$222,300

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

During the three months ended March 31, 2014, marketable equity available-for-sale securities with a fair value at the date of sale of $23.3 million were sold.  The gross realized gain on such sales of available-for-sale securities totaled $21.4 million.  We had no sales of marketable equity available-for-sale securities during the six months ended March 31, 2015.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $13.2 million at March 31, 2015 and $14.3 million at September 30, 2014.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At March 31, 2015, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At March 31, 2015, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2015:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$719,127	$719,127	$—	$—
Equity securities	151,448	151,448	—	—
Other current assets	36,340	36,090	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$908,915	$908,665	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2015 and September 30, 2014:

	March 31,	September 30,
	2015	2014
	(in millions)

Carrying value of long-term fixed-rate debt	$572.1	$79.0
Fair value of long-term fixed-rate debt	$597.2	$84.3

The fair value for the $80 million fixed-rate debt was estimated using discounted cash flows at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using the outstanding market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

The fair value for the $500 million fixed-rate debt was based on broker quotes at March 31, 2015.  The notes are classified within Level 2 as they are not actively traded in markets.

5.              Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  During the six months ended March 31, 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million, which are held as treasury shares.  We had no purchases of common shares in fiscal 2014.

Components of accumulated other comprehensive income (loss) were as follows:

	March 31,	September 30,
	2015	2014
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$86,986	$157,838
Unrecognized actuarial loss	(22,787)	(23,405)
	$64,199	$134,433
After-tax amounts:
Unrealized appreciation on securities	$53,971	$97,418
Unrecognized actuarial loss	(13,899)	(14,292)
	$40,072	$83,126

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at January 1, 2015	$55,174	$(14,096)	$41,078
Other comprehensive loss before reclassifications	(1,203)	—	(1,203)
Amounts reclassified from accumulated other comprehensive income (loss)	—	197	197
Net current-period other comprehensive income (loss)	(1,203)	197	(1,006)
Balances at March 31, 2015	$53,971	$(13,899)	$40,072

	Six Months Ended March 31, 2015
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at October 1, 2014	$97,418	$(14,292)	$83,126
Other comprehensive loss before reclassifications	(43,447)	—	(43,447)
Amounts reclassified from accumulated other comprehensive income (loss)	—	393	393
Net current-period other comprehensive income (loss)	(43,447)	393	(43,054)
Balances at March 31, 2015	$53,971	$(13,899)	$40,072

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three and six months ended March 31, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated
(Loss) Components	2015	2014	2015	2014	Statement of Income
	(in thousands)		(in thousands)

Unrealized gains on available-for-sale securities	$—	$(21,352)	$—	$(21,352)	Gain on sale of investment securities
	—	8,468	—	8,468	Income tax provision
	$—	$(12,884)	$—	$(12,884)	Net of tax

Defined Benefit Pension Items Amortization of net actuarial loss	$309	$229	$618	$458	General and administrative
	(112)	(84)	(225)	(166)	Income tax provision
	$197	$145	$393	$292	Net of tax

Total reclassifications for the period	$197	$(12,739)	$393	$(12,592)

6.              Cash Dividends

The $0.6875 per share cash dividend declared December 2, 2014, was paid March 2, 2015.  On March 4, 2015, a cash dividend of $0.6875 per share was declared for shareholders of record on May 15, 2015, payable June 1, 2015. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 419,585 non-qualified stock options and 275,250 shares of restricted stock awards granted in the six months ended March 31, 2015.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,908	$1,989	$4,970	$5,642
Restricted stock	4,189	3,805	8,109	7,162
	$6,097	$5,794	$13,079	$12,804

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2015 and 2014:

	2015	2014

Risk-free interest rate	1.7%	1.6%
Expected stock volatility	36.9%	52.6%
Dividend yield	3.9%	3.1%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three and six months ended March 31, 2015 is presented in the following tables:

	Three Months Ended March 31, 2015
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at January 1, 2015	2,931	$47.96
Granted	—	—
Exercised	(20)	51.38
Forfeited/Expired	(2)	76.68
Outstanding at March 31, 2015	2,909	$47.91	5.6	$61.8
Vested and expected to vest at March 31, 2015	2,902	$47.86	5.6	$61.8

Exercisable at March 31, 2015	2,147	$41.22	4.6	$58.7

	Six Months Ended March 31, 2015
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2014	2,629	$43.46
Granted	420	68.83
Exercised	(124)	21.56
Forfeited/Expired	(16)	68.59
Outstanding at March 31, 2015	2,909	$47.91

The weighted-average fair value of options granted in the first quarter of fiscal 2015 was $16.39.  No options were granted in the second quarter of fiscal 2015.

The total intrinsic value of options exercised during the three and six months ended March 31, 2015 was $0.3 million and $7.2 million, respectively.

As of March 31, 2015, the unrecognized compensation cost related to stock options was $9.2 million which is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2015, there was $29.9 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of our restricted stock awards as of March 31, 2015 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2015
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2014	634	$64.03
Granted	275	68.83
Vested (1)	(214)	54.18
Forfeited	(8)	66.51
Unvested at March 31, 2015	687	$66.93

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At March 31, 2015 and September 30, 2014, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	September 30,	March 31,	September 30,
	2015	2014	2015	2014
	(in thousands)

Unsecured senior notes issued July 21, 2009:
Due July 21, 2015	$40,000	$40,000	$112	$141
Due July 21, 2016	40,000	40,000	113	141

Unsecured revolving credit facility issued May 25, 2012	—	—	471	581

Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	500,000	—	7,189	—
	580,000	80,000	7,885	863
Less long-term debt due within one year	(40,000)	(40,000)	(793)	(365)
Long-term debt	$540,000	$40,000	$7,092	$498

We have $80 million senior unsecured fixed-rate notes outstanding at March 31, 2015 that mature over a period from July 2015 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2015 and July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

On March 19, 2015, we issued $500 million of 4.65 percent 10-year unsecured senior notes.  The net proceeds, after discount and issuance cost, of approximately $492.8 million will be used for general corporate purposes, including capital expenditures associated with our rig construction program.  Interest is payable semi-annually on March 15 and September 15 each year, commencing on September 15, 2015.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective yield method.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on March 31, 2015, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  At March 31, 2015, we were in compliance with all debt covenants.  As of March 31, 2015, there were no borrowings, but there were three letters of credit outstanding in the amount of $48.2 million.  One of the three outstanding letters of credit is a $21 million letter that supports an overdraft facility with a bank in an international location.  The short-term borrowing is in local currency with an interest rate that adjusts monthly based on local market rates.  Given local currency considerations, the annual interest rates approach 30 percent.  At March 31, 2015, we had $251.8 million available to borrow under our $300 million unsecured credit facility.

At March 31, 2015, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

We have a $9.5 million unsecured line of credit with a bank in an international location that will mature on June 12, 2015.  A total of $7 million may be borrowed for working capital needs and $2.5 million is reserved for bank guaranties.  The interest rate for borrowings would be at seven percent.  At March 31, 2015, there were no borrowings or bank guarantees outstanding against the line.

9.              Income Taxes

Our effective tax rate for the first six months of fiscal 2015 and 2014 was 36.9 percent and 35.4 percent, respectively.  Our effective tax rate for the three months ended March 31, 2015 and 2014 was 34.2 percent and 36.6 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the six months ended March 31, 2015 was also impacted by a December 2014 tax law change which resulted in a reduction of the fiscal 2014 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.  We provided for uncertain tax positions of $7.0 million, including interest and penalties, during the six months ended March 31, 2015 related to the previous disclosure of a possible increase in the reserve for uncertain tax positions of approximately $8.4 million to $11.0 million due to international tax matters.

10.       Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $205.2 million are outstanding at March 31, 2015.

Other than the matters described below, the Company is a party to various pending legal actions arising in the ordinary course of its business.  We maintain insurance against certain business risks subject to certain deductibles.  None of these legal actions are expected to have a material adverse effect on our financial condition, cash flows or results of operations.

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

Summarized financial information of our reportable segments for the six months ended March 31, 2015 and 2014 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2015
Contract Drilling:
U.S. Land	$1,608,510	$—	$1,608,510	$542,988
Offshore	132,099	—	132,099	40,553
International Land	191,107	—	191,107	18,542
	1,931,716	—	1,931,716	602,083
Other	7,921	442	8,363	(5,116)
	1,939,637	442	1,940,079	596,967
Eliminations	—	(442)	(442)	—
Total	$1,939,637	$—	$1,939,637	$596,967

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2014
Contract Drilling:
U.S. Land	$1,473,465	$—	$1,473,465	$496,014
Offshore	122,330	—	122,330	37,841
International Land	180,874	—	180,874	23,919
	1,776,669	—	1,776,669	557,774
Other	5,913	431	6,344	(5,249)
	1,782,582	431	1,783,013	552,525
Eliminations	—	(431)	(431)	—
Total	$1,782,582	$—	$1,782,582	$552,525

Summarized financial information of our reportable segments for the three months ended March 31, 2015 and 2014 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2015
Contract Drilling:
U.S. Land	$718,463	$—	$718,463	$224,866
Offshore	62,626	—	62,626	19,069
International Land	98,222	—	98,222	6,328
	879,311	—	879,311	250,263
Other	3,741	220	3,961	(3,217)
	883,052	220	883,272	247,046
Eliminations	—	(220)	(220)	—
Total	$883,052	$—	$883,052	$247,046

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2014
Contract Drilling:
U.S. Land	$741,791	$—	$741,791	$245,062
Offshore	63,276	—	63,276	19,343
International Land	85,533	—	85,533	11,168
	890,600	—	890,600	275,573
Other	2,830	211	3,041	(2,244)
	893,430	211	893,641	273,329
Eliminations	—	(211)	(211)	—
Total	$893,430	$—	$893,430	$273,329

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Segment operating income	$247,046	$273,329	$596,967	$552,525
Income from asset sales	2,915	4,098	7,070	9,762
Corporate general and administrative costs and corporate depreciation	(22,789)	(22,085)	(45,046)	(42,914)
Operating income	227,172	255,342	558,991	519,373

Other income (expense):
Interest and dividend income	2,549	490	2,834	943
Interest expense	(2,471)	(1,725)	(3,032)	(2,919)
Gain on sale of investment securities	—	21,352	—	21,352
Other	55	(32)	369	(377)
Total other income (expense)	133	20,085	171	18,999

Income from continuing operations before income taxes	$227,305	$275,427	$559,162	$538,372

The following table presents total assets by reportable segment:

		September 30,
	March 31,	2014
	2015	(as adjusted)
	(in thousands)
Total assets
U.S. Land	$5,482,725	$5,259,947
Offshore	117,813	137,101
International Land	713,138	589,968
Other	40,228	40,080
	6,353,904	6,027,096
Investments and corporate operations	982,760	686,696
Total assets from continued operations	7,336,664	6,713,792
Discontinued operations	7,486	7,206
	$7,344,150	$6,720,998

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues
United States	$778,637	$800,775	$1,734,918	$1,589,466
Argentina	39,480	26,695	64,563	53,054
Colombia	22,903	21,064	46,354	47,794
Ecuador	6,420	16,822	21,614	34,622
Other foreign	35,612	28,074	72,188	57,646
Total	$883,052	$893,430	$1,939,637	$1,782,582

12.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2015 and 2014 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Interest cost	$1,171	$1,201	$2,342	$2,402
Expected return on plan assets	(1,743)	(1,664)	(3,486)	(3,328)
Recognized net actuarial loss	309	229	618	458
Net pension expense	$(263)	$(234)	$(526)	$(468)

Employer Contributions

We did not make any contributions to the Pension Plan during the six months ended March 31, 2015.  Subsequent to March 31, 2015, we contributed $2.0 million to fund distributions.  We could make contributions for the remainder of fiscal 2015 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Six Months Ended
	March 31,
	2015	2014
	(in thousands)

Capital expenditures incurred	$679,771	$372,892
Additions incurred prior year but paid for in current period	123,548	29,264
Additions incurred but not paid for as of the end of the period	(39,954)	(45,403)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$763,365	$356,753

14.       International Risk Factors

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of drilling rigs, equipment, land and other property, as well as expropriation of our customer’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.  In January 2015, the Venezuelan government announced plans for a new foreign currency exchange system.  We are monitoring the status of this change in Venezuela’s exchange control policy.  There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

16.       Subsequent Events

Due to the continued downturn in the oil and gas industry from the decline in oil prices, our customers have reduced their drilling activity.  As a result, we have received termination notices for rigs that were under contract at March 31, 2015.  Given the current trend, we could have less than 150 rigs contracted and generating revenue in the U.S. Land segment by June 30, 2015 and early termination revenue could exceed $75 million during the third quarter of fiscal 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2015

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

We reported net income of $149.5 million ($1.37 per diluted share) from operating revenues of $883.1 million for the second quarter ended March 31, 2015, compared with net income from continuing operations of $174.6 million ($1.59 per diluted share) from operating revenues of $893.4 million for the second quarter of fiscal year 2014.  Net income for the second quarter of fiscal 2015 includes approximately $1.9 million ($0.02 per diluted share) of after-tax gains from the sale of assets.  Net income for the second quarter of fiscal 2014 includes approximately $12.9 million ($0.12 per diluted share) of after-tax gains from the sale of investment securities and approximately $2.7 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2015 and 2014.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$718,463	$741,791
Direct operating expenses	352,489	378,347
General and administrative expense	12,605	10,656
Depreciation	128,503	107,726
Segment operating income	$224,866	$245,062

Revenue days	20,802	24,300
Average rig revenue per day	$30,988	$28,037
Average rig expense per day	$13,395	$13,080
Average rig margin per day	$17,593	$14,957
Rig utilization	68%	86%

U.S. Land segment operating income decreased to $224.9 million for the second quarter of fiscal 2015 compared to $245.1 million in the same period of fiscal 2014.  Revenues were $718.5 million and $741.8 million in the second quarter of fiscal 2015 and 2014, respectively.  Included in U.S. land revenues for the three months ended March 31, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $73.9 million and $60.5 million, respectively.  Also included in revenue for the three months ended March 31, 2015 is early termination revenue of $71.0 million.  We had no early termination fees during the same period of fiscal 2014.

Excluding early termination revenue of $3,413, average rig revenue per day for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 decreased by $462 to $2,951.  The decline in oil prices continues to have a negative effect on customer spending.  As a result, some operators are not renewing contracts or are terminating their contracts early.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

Depreciation increased $20.8 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.  Included in depreciation are abandonments of $9.9 million and $1.5 million, respectively, for the three months ended March 31, 2015 and 2014.  Included in abandonments for the three months ended March 31, 2015 is the decommissioning of all 17 of our SCR powered FlexRigs including 6 idle FlexRig1 rigs and 11 idle FlexRig2 rigs.  With the continued downturn in the oil and gas industry, we believe when the demand for drilling rigs returns, our SCR powered FlexRigs will not meet the needs of our customers. Excluding abandonments, depreciation increased in the comparative periods due to the increase in available rigs as new FlexRigs were added to the segment in 2014 and 2015.

U.S. land rig utilization decreased to 68 percent for the second quarter of 2015 compared to 86 percent for the second quarter of fiscal 2014.  U.S. land rig revenue days for the second quarter of fiscal 2015 were 20,802 compared with 24,300 for the same period of fiscal 2014, with an average of 231.1 and 270.0 rigs working during the second quarter of fiscal 2015 and 2014, respectively.  We expect rig utilization to decrease in the third quarter of fiscal 2015 as customers continue to reduce their drilling activity and rigs are idled.  Given the current trend, we could have less than 150 rigs contracted and generating revenue by June 30, 2015.

At March 31, 2015, 179 out of 332 existing rigs in the U.S. Land segment were contracted.  Of the 179 contracted rigs, 145 were under fixed term contracts and 34 were working in the spot market.  As of April 23, 2015, 165 rigs remain contracted in the segment excluding rigs that are in the process of stacking.  Based on the early termination notices received since March 31, 2015, early termination revenue could exceed $75 million during the third fiscal quarter of 2015.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$62,626	$63,276
Direct operating expenses	39,433	38,479
General and administrative expense	954	2,528
Depreciation	3,170	2,926
Segment operating income	$19,069	$19,343

Revenue days	794	720
Average rig revenue per day	$49,783	$64,242
Average rig expense per day	$31,112	$36,577
Average rig margin per day	$18,671	$27,665
Rig utilization	98%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.3 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively.

Average revenue per day and average rig margin per day decreased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily due to a contractual decrease in the dayrate for one rig.

At the end of March 31, 2015 and March 31, 2014, eight platform rigs were active.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$98,222	$85,533
Direct operating expenses	77,452	63,688
General and administrative expense	1,019	964
Depreciation	13,423	9,713
Segment operating income	$6,328	$11,168

Revenue days	1,842	2,032
Average rig revenue per day	$47,063	$37,095
Average rig expense per day	$36,166	$26,177
Average rig margin per day	$10,897	$10,918
Rig utilization	52%	78%

International Land segment operating income for the second quarter of fiscal 2015 was $6.3 million compared to $11.2 million in the same period of fiscal 2014.  Included in International land revenues for the three months ended March 31, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $11.5 million and $10.2 million, respectively.  Also included in revenue for the three months ended March 31, 2015 is early termination revenue of $0.7 million.

Rigs transferred into the segment in previous quarters that have begun operations favorably impacted revenue and average rig revenue per day during the second quarter of fiscal 2015.  Average rig expense per day increased due to those same rigs incurring startup costs and idle rigs incurring fixed costs while stacked.  During the current quarter, an average of 20.5 rigs worked compared to an average of 22.6 rigs in the second quarter of fiscal 2014.  Four of the rigs transferred into the segment during the first quarter of fiscal 2015 had not commenced operations by the end of the second quarter of fiscal 2015 which reduced the quarterly rig utilization.  All four rigs are expected to begin work by the end of the third fiscal quarter.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2015 and 2014, we incurred $4.9 million and $3.6 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $34.9 million in the second quarter of fiscal 2015 compared to $34.4 million in the second quarter of fiscal 2014.

Income tax expense decreased to $77.8 million in the second quarter of fiscal 2015 from $100.8 in the second quarter of fiscal 2014 and the effective tax rate decreased to 34.2 percent from 36.6 percent.  We expect the effective tax rate for the remaining two quarters of fiscal 2015 to be between 34 and 35 percent.

Six Months Ended March 31, 2015 vs. Six Months Ended March 31, 2014

We reported net income of $352.6 million ($3.23 per diluted share) from operating revenues of $1.9 billion for the six months ended March 31, 2015, compared with net income from continuing operations of $347.8 million ($3.17 per diluted share) from operating revenues of $1.8 billion for the first six months of fiscal year 2014.  Net income for the first six months of fiscal 2015 includes approximately $4.4 million ($0.04 per diluted share) of after-tax gains from the sale of assets.  Net income for the first six months of fiscal 2014 includes approximately $12.9 million ($0.12 per diluted share) of after-tax gains from the sale of investment securities and approximately $6.4 million ($0.06 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2015 and 2014. Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations. Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions. Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2015	2014
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,608,510	$1,473,465
Direct operating expenses	793,615	745,533
General and administrative expense	24,320	20,613
Depreciation	247,587	211,305
Segment operating income	$542,988	$496,014

Revenue days	48,157	47,764
Average rig revenue per day	$30,118	$28,249
Average rig expense per day	$13,196	$13,009
Average rig margin per day	$16,922	$15,240
Rig utilization	78%	85%

U.S. Land segment operating income increased to $543.0 million for the first six months of fiscal 2015 compared to $496.0 million in the same period of fiscal 2014.  Revenues were $1.6 billion and $1.5 billion for the first six months of fiscal 2015 and 2014, respectively.  Included in U.S. land revenues for the six months ended March 31, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $158.1 million and $124.2 million, respectively.  Also included in revenue for the six months ended March 31, 2015 and 2014 are early termination fees of $94.4 million and $9.9 million, respectively.

Excluding early termination revenue of $1,960, average rig revenue per day for the first six months of fiscal 2015 compared to the same period of fiscal 2014 decreased by $91 to $1,869.  The decline in oil prices continues to have a negative effect on customer spending.  As a result, some operators are not renewing contracts or are terminating their contracts early.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

Depreciation increased $36.3 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014.  Included in depreciation are abandonments of $11.9 million and $3.2 million, respectively, for the six months ended March 31, 2015 and 2014.  Included in abandonments for the six months ended March 31, 2015 is the decommissioning of all 17 of our SCR powered FlexRigs including 6 idle FlexRig1 rigs and 11 idle FlexRig2 rigs.  With the continued downturn in the oil and gas industry, we believe when the demand for drilling rigs returns, our SCR powered FlexRigs will not meet the needs of our customers. Excluding abandonments, depreciation increased in the comparative periods due to the increase in available rigs as new FlexRigs were added to the segment in 2014 and 2015.

U.S. land rig utilization decreased to 78 percent for the first six months of fiscal 2015 compared to 85 percent for the first six months of fiscal 2014.  U.S. land rig revenue days for the first six months of fiscal 2015 were 48,157 compared with 47,764 for the same period of fiscal 2014, with an average of 264.6 and 262.4 rigs working during the first six months of fiscal 2015 and 2014, respectively.  We expect rig utilization to decrease in the third quarter of fiscal 2015 as customers continue to reduce their drilling activity and rigs are idled.  Given the current trend, we could have less than 150 rigs contracted and generating revenue by June 30, 2015.

At March 31, 2015, 179 out of 332 existing rigs in the U.S. Land segment were contracted.  Of the 179 contracted rigs, 145 were under fixed term contracts and 34 were working in the spot market.  As of April 23, 2015, 165 rigs remain contracted in the segment excluding rigs that are in the process of stacking.  Based on the early termination notices received since March 31, 2015, early termination revenue could exceed $75 million during the third fiscal quarter of 2015.

	Six Months Ended March 31,
	2015	2014
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$132,099	$122,330
Direct operating expenses	83,672	73,355
General and administrative expense	1,780	4,858
Depreciation	6,094	6,276
Segment operating income	$40,553	$37,841

Revenue days	1,603	1,456
Average rig revenue per day	$52,588	$63,263
Average rig expense per day	$32,877	$35,707
Average rig margin per day	$19,711	$27,556
Rig utilization	98%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $10.8 million and $7.7 million for the first six months ended March 31, 2015 and 2014, respectively.

Total revenue and segment operating income in our Offshore segment increased in the first six months of fiscal 2015 compared to the same period of fiscal 2014 primarily due to an increase in the number of offshore management contracts.  Average revenue per day and average rig margin per day decreased in the first six months of fiscal 2015 compared to the same period of fiscal 2014 primarily due to a contractual decrease in a dayrate for one rig.

At the end of March 31, 2015 and March 31, 2014, eight platform rigs were active.

	Six Months Ended March 31,
	2015	2014
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$191,107	$180,874
Direct operating expenses	146,389	135,618
General and administrative expense	1,706	1,964
Depreciation	24,470	19,373
Segment operating income	$18,542	$23,919

Revenue days	3,922	4,188
Average rig revenue per day	$43,310	$37,784
Average rig expense per day	$32,481	$27,163
Average rig margin per day	$10,829	$10,621
Rig utilization	57%	80%

International Land segment operating income for the first six months of fiscal 2015 was $18.5 million compared to $23.9 million in the same period of fiscal 2014.  Included in International land revenues for the six months ended March 31, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $21.2 million and $22.6 million, respectively.  Also included in revenue for the six months ended March 31, 2015 is early termination revenue of $0.7 million.

Rigs transferred into the segment in previous quarters that started work favorably impacted revenue and revenue per day.  During the first six months of fiscal 2015, an average of 21.7 rigs worked compared to an average of 23.1 rigs in the first six months of fiscal 2014.  During the first six months of fiscal 2015, five FlexRigs were transferred from the U.S. Land segment and one conventional rig was transferred to the U.S. Land segment.  Four of the rigs transferred into the segment had not commenced operations by the end of the second quarter of fiscal 2015 which reduced the quarterly rig utilization.  All four rigs are expected to begin work by the end of the third fiscal quarter.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2015 and 2014, we incurred $9.0 million and $7.9 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $67.8 million in the first six months of fiscal 2015 compared to $66.7 million in the first six months of fiscal 2014.

Interest expense is expected to increase due to the issuance of $500 million unsecured senior notes in March 2015.  Total interest expense for fiscal 2015 is expected to be approximately $15 million.

Income tax expense increased to $206.6 million in the first six months of fiscal 2015 from $190.6 in the first six months of fiscal 2014 and the effective tax rate increased to 36.9 percent from 35.4 percent.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the six months ended March 31, 2015 was also impacted by a December 2014 tax law change which resulted in a reduction of the fiscal 2014 Internal Revenue Code Section 199 deduction for domestic production activities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $719.1 million at March 31, 2015 from $360.9 million at September 30, 2014. The following table provides a summary of cash flows:

	Six Months Ended
	March 31,
	2015	2014
	(in thousands)

Net cash provided (used) by:
Operating activities	$812,584	$540,011
Investing activities	(748,151)	(320,094)
Financing activities	293,785	(82,806)
Increase (decrease) in cash and cash equivalents	$358,218	$137,111

Operating activities

Cash flows from operating activities were approximately $812.6 million for the six months ended March 31, 2015 compared to approximately $540.0 million for the same period ended March 31, 2014.  Multiple items contributed to the change, including a decrease in income taxes payable during the comparative six months primarily the result of legislation passed in December 2014 extending the 50 percent special allowance for depreciation (“bonus depreciation”) for qualified property placed in service during 2014.

Investing activities

Capital expenditures during the six months ended March 31, 2015 were $763.4 million compared to $356.8 million during the six months ended March 31, 2014 due to the execution of additional fixed-term contracts during calendar 2014 for the operation of new FlexRigs.

Financing activities

During the second quarter of fiscal 2015, we received proceeds from senior notes net of discount and debt issuance costs of $492.8 million.  Dividends paid during the first six months of fiscal 2015 were $1.3750 per share or $149.3 million compared to $1.250 per share or $121.5 million paid during the first six months of fiscal 2014.  Also during fiscal 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million.

Other Liquidity

Our operating cash requirements, scheduled debt repayments, interest payments, any stock repurchases and estimated capital expenditures, including our rig construction program, for fiscal 2015 are expected to be funded through current cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $572.1 million at March 31, 2015, of which a $40.0 million principal payment is due later in fiscal 2015.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2015 and September 30, 2014 was $3.9 billion and $5.0 billion, respectively.  The decrease in backlog at March 31, 2015 from September 30, 2014 is primarily due to the revenue earned since September 30, 2014 and the expiration and termination of long-term contracts.  Approximately 79.5 percent of the March 31, 2015 backlog is not reasonably expected to be filled in fiscal 2015. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur resulting in construction delays and possibly termination of long-term contracts.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of March 31, 2015 and September 30, 2014, and the percentage of the March 31, 2015 backlog not reasonably expected to be filled in fiscal 2015:

	Three Months Ended
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2015	2014	Expected to be Filled in Fiscal 2015
	(in billions)

U.S. Land	$2.9	$3.8	77.7%
Offshore	0.1	0.1	82.1%
International Land	0.9	1.1	84.6%
	$3.9	$5.0

Capital Resources

Since September 30, 2014, we have announced that we had secured multi-year term contracts to build and operate six new FlexRigs with two customers in the U.S. During the six months ended March 31, 2015, we completed 24 new FlexRigs.  Four additional new FlexRigs under fixed-term contract were completed by April 23, 2015.  Like those completed and placed into service in prior fiscal periods, each of the new FlexRigs is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2015 is expected to total approximately $1.3 billion.  The monthly cadence of the new FlexRig construction program is expected to decline from four to two rigs per month beginning in June 2015 through the end of September 2015, and then decline from two to one rig per month beginning October 2015 through March 2016.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  All new FlexRigs scheduled for delivery during calendar 2015 and 2016 are supported with multi-year contracts.  Capital expenditures were $763.4 million and $356.8 million for the first six months of fiscal 2015 and 2014, respectively.

There were no other significant changes in our financial position since September 30, 2014.

MATERIAL COMMITMENTS

In March 2015, we issued $500 million unsecured senior notes.  The debt and estimated interest increases the material commitments reported in our 2014 Annual Report on Form 10-K by approximately $732 million which has annual interest of approximately $23.2 million through March 2025.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU No. 2015-03 amends the FASB Accounting Standards Codification (“ASC”) to require that debt issuance cost be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  Prior to the amendment, debt issuance costs were reported in the balance sheet as an asset.  The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, however, we have elected to early adopt effective January 1, 2015.  The election requires retrospective application and represents a change in accounting principle. The ASU provides that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate.  As a result of the adoption, the September 30, 2014 Consolidated Condensed Balance Sheet is restated as shown in Note 1 to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION

March 31, 2015

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015.  In response, many of our customers have announced significant reductions in their 2015 capital spending budgets.  At March 31, 2015, 179 out of an available

349 land rigs were working in the U.S. Land segment.  After giving effect to new FlexRigs placed into service and additional rig releases since March 31, 2015, as of April 23, 2015, 165 rigs remain active in the U.S. Land segment excluding rigs that are in the process of stacking.  We expect additional U.S. land rigs to become idle and spot market pricing softness to continue during the third quarter of fiscal 2015.  Given current oil pricing and existing market trends, the number of our contracted rigs in the U.S. may drop below 150 during the third quarter of fiscal 2015.  In addition, low oil prices are expected to negatively impact drilling rigs in international locations and could affect offshore operations.  In the event oil prices remain depressed for a sustained period, or decline further, we may experience further, significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

International operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of terrorism, kidnapping of employees, expropriation of drilling rigs, equipment, land and other property, as well as expropriation of our customer’s property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.  In January 2015, the Venezuelan government announced plans for a new foreign currency exchange system.  We are monitoring the status of this change in Venezuela’s exchange control policy.  There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2015, approximately 11 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the six months ended March 31, 2015, approximately 69 percent of operating revenues from international locations were from operations in South America.

Other risk factors.

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2014.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2015, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

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

10.1

Purchase Agreement, dated March 12, 2015, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., Goldman, Sachs & Co. and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 13, 2015, SEC File No. 001-04221).

10.2

Base Indenture, dated March 19, 2015, by and between Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 19, 2015, SEC File No. 001-04221).

10.3

First Supplemental Indenture, dated March 19, 2015, by and between Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 19, 2015, SEC File No. 001-04221).

10.4	Form of Note (included in Exhibit 10.3 above).

10.5

Registration Rights Agreement, dated March 19, 2015, by and between Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., Goldman, Sachs & Co. and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 8-K filed on March 19, 2015, SEC File No. 001-04221).

10.6	Advisory Services Agreement effective March 4, 2015 between Helmerich & Payne, Inc. and Steven R. Mackey.

10.7	Helmerich & Payne, Inc. Annual Bonus Plan for executive officers.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2015, filed on May 1, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date: May 1, 2015	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date: May 1, 2015	By:	/S/ JUAN PABLO TARDIO
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

10.1

Purchase Agreement, dated March 12, 2015, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., Goldman, Sachs & Co. and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 13, 2015, SEC File No. 001-04221).

10.2

Base Indenture, dated March 19, 2015, by and between Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 19, 2015, SEC File No. 001-04221).

10.3

First Supplemental Indenture, dated March 19, 2015, by and between Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 19, 2015, SEC File No. 001-04221).

10.4	Form of Note (included in Exhibit 10.3 above).

10.5

Registration Rights Agreement, dated March 19, 2015, by and between Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc., Goldman, Sachs & Co. and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 8-K filed on March 19, 2015, SEC File No. 001-04221).

10.6	Advisory Services Agreement effective March 4, 2015 between Helmerich & Payne, Inc. and Steven R. Mackey.

10.7	Helmerich & Payne, Inc. Annual Bonus Plan for executive officers.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2015, filed on May 1, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.