Form 10-Q/A
period 2015-03-31
HELMERICH & PAYNE INC
filed 2015-06-17
CIK 46765

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-Q/A (Amendment No. 1).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q of Helmerich & Payne, Inc. (“Company”) for the second fiscal quarter of 2015, filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2015 (the “Original 10-Q”) is being filed solely to correct certain average rig revenue per day information disclosed in the second narrative paragraph under the tables for U.S. Land Operations for the three and six months ended March 31, 2015 and 2014 (see “Results of Operations” in Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  Specifically, in the Original 10-Q the first sentence of the second paragraph under the table “U.S. Land Operations — Three Months Ended March 31, 2015 and 2014” states: “Excluding early termination revenue of $3,413, average rig revenue per day for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 decreased by $462 to $2,951.”  This sentence has been corrected to read: “Excluding early termination per day revenue of $3,413, average rig revenue per day for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 decreased by $462 to $27,575.”  Also, in the Original 10-Q the first sentence of the second paragraph under the table “U.S. Land Operations — Six Months Ended March 31, 2015 and 2014” states: “Excluding early termination revenue of $1,960, average rig revenue per day for the first six months of fiscal 2015 compared to the same period of fiscal 2014 decreased by $91 to $1,869.”  This sentence has been corrected to read: Excluding early termination per day revenue of $1,960 and $208 for the first six months of fiscal 2015 and 2014, respectively, average rig revenue per day in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 increased by $117 to $28,158.”

Except as described above, this Form 10-Q/A does not modify or update disclosure in, or exhibits to, the Original 10-Q.  Furthermore, this Form 10-Q/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-Q.  Information not affected by this Form 10-Q/A remains unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

PART 1

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

Excluding early termination per day revenue of $3,413, average rig revenue per day for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 decreased by $462 to $27,575.  The decline in oil prices continues to have a negative effect on customer spending.  As a result, some operators are not renewing contracts or are terminating their contracts early.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

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

Excluding early termination per day revenue of $1,960 and $208 for the first six months of fiscal 2015 and 2014, respectively, average rig revenue per day in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 increased by $117 to $28,158.  The decline in oil prices continues to have a negative effect on customer spending.  As a result, some operators are not renewing contracts or are terminating their contracts early.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

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

ITEM 6.   EXHIBITS.

The following documents are included as exhibits to this Form 10-Q/A (Amendment No. 1).

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

HELMERICH & PAYNE, INC.

By:	/s/ Juan Pablo Tardio
Juan Pablo Tardio
Vice President and Chief Financial Officer

Date June 17, 2015

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q/A (Amendment No. 1).

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.