Form 10-Q
period 2015-06-30
HELMERICH & PAYNE INC
filed 2015-08-07
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2015
Common Stock, $0.10 par value	107,751,484

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

		September 30,
	June 30,	2014
	2015	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$770,918	$360,909
Accounts receivable, less reserve of $4,592 at June 30, 2015 and $4,597 at September 30, 2014	490,224	705,214
Inventories	128,217	106,241
Deferred income taxes	9,183	16,519
Prepaid expenses and other	95,327	80,912
Current assets of discontinued operations	7,822	7,206
Total current assets	1,501,691	1,277,001

Investments	159,976	236,644
Property, plant and equipment, net	5,630,311	5,188,544
Other assets	43,839	18,809

Total assets	$7,335,817	$6,720,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year less unamortized debt issuance costs	$39,157	$39,635
Accounts payable	128,670	182,031
Accrued liabilities	175,282	282,278
Current liabilities of discontinued operations	3,394	3,217
Total current liabilities	346,503	507,161

Noncurrent liabilities:
Long-term debt less unamortized discount and debt issuance costs	532,388	39,502
Deferred income taxes	1,325,920	1,215,259
Other	105,069	64,110
Noncurrent liabilities of discontinued operations	4,428	3,989
Total noncurrent liabilities	1,967,805	1,322,860

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 110,858,097 shares and 110,508,605 shares issued as of June 30, 2015 and September 30, 2014, respectively and 107,656,628 shares and 108,232,284 shares outstanding as of June 30, 2015 and September 30, 2014, respectively	11,086	11,051
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	409,159	383,972
Retained earnings	4,745,771	4,525,797
Accumulated other comprehensive income	36,962	83,126
Treasury stock, at cost	(181,469)	(112,969)
Total shareholders’ equity	5,021,509	4,890,977

Total liabilities and shareholders’ equity	$7,335,817	$6,720,998

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues:
Drilling — U.S. Land	$494,615	$802,279	$2,103,125	$2,275,744
Drilling — Offshore	55,673	64,554	187,772	186,884
Drilling — International Land	106,198	81,267	297,305	262,141
Other	3,208	3,987	11,129	9,900
	659,694	952,087	2,599,331	2,734,669

Operating costs and other:
Operating costs, excluding depreciation	351,670	515,239	1,375,241	1,469,454
Depreciation	144,295	128,978	431,616	373,178
General and administrative	29,404	34,222	97,213	100,896
Research and development	3,329	3,864	12,344	11,746
Income from asset sales	(1,784)	(2,128)	(8,854)	(11,890)
	526,914	680,175	1,907,560	1,943,384

Operating income from continuing operations	132,780	271,912	691,771	791,285

Other income (expense):
Interest and dividend income	1,602	373	4,436	1,316
Interest expense	(6,258)	(1,435)	(9,290)	(4,354)
Gain from sale of investment securities	—	23,882	—	45,234
Other	(281)	346	88	(31)
	(4,937)	23,166	(4,766)	42,165

Income from continuing operations before income taxes	127,843	295,078	687,005	833,450
Income tax provision	36,956	102,788	243,525	293,389
Income from continuing operations	90,887	192,290	443,480	540,061

Income (loss) from discontinued operations before income taxes	(27)	(11)	(118)	2,775
Income tax provision	—	—	(77)	2,805

Income (loss) from discontinued operations	(27)	(11)	(41)	(30)

NET INCOME	$90,860	$192,279	$443,439	$540,031

Basic earnings per common share:
Income from continuing operations	$0.84	$1.77	$4.09	$4.99
Income from discontinued operations	—	—	—	—
Net income	$0.84	$1.77	$4.09	$4.99

Diluted earnings per common share:
Income from continuing operations	$0.83	$1.75	$4.06	$4.92
Income from discontinued operations	—	—	—	—
Net income	$0.83	$1.75	$4.06	$4.92

Weighted average shares outstanding:
Basic	107,652	108,137	107,759	107,657
Diluted	108,469	109,285	108,571	109,086

Dividends declared per common share	$0.6875	$0.6875	$2.0625	$1.9375

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$90,860	$192,279	$443,439	$540,031
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($2.1) million and ($29.5) million at June 30, 2015 and $5.3 million and $1.0 million at June 30, 2014	(3,307)	13,728	(46,754)	7,215
Reclassification of realized gains in net income, net of income taxes of ($9.0) million and ($17.5) million at June 30, 2014	—	(14,853)	—	(27,737)
Minimum pension liability adjustments, net of income taxes of $0.1 million and $0.3 million at June 30, 2015 and $0.1 million and $0.3 million at June 30, 2014	197	145	590	437
Other comprehensive loss	(3,110)	(980)	(46,164)	(20,085)
Comprehensive income	$87,750	$191,299	$397,275	$519,946

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$443,439	$540,031
Adjustment for loss from discontinued operations	41	30
Income from continuing operations	443,480	540,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431,616	373,178
Amortization of debt discount and debt issuance costs	485	320
Provision for (recovery of) bad debt	—	(194)
Stock-based compensation	19,120	21,089
Pension settlement charge	1,200	—
Other	—	1
Gain on sale of investment securities	—	(45,234)
Income from asset sales	(8,854)	(11,890)
Deferred income tax expense	146,864	28,665
Change in assets and liabilities:
Accounts receivable	215,027	(84,173)
Inventories	(21,976)	(17,384)
Prepaid expenses and other	(39,445)	5,080
Accounts payable	(31,465)	(31,240)
Accrued liabilities	(49,831)	31,633
Deferred income taxes	287	(927)
Other noncurrent liabilities	41,072	(11,060)
Net cash provided by operating activities from continuing operations	1,147,580	797,925
Net cash used in operating activities from discontinued operations	(41)	(30)
Net cash provided by operating activities	1,147,539	797,895

INVESTING ACTIVITIES:
Capital expenditures	(971,857)	(622,028)
Proceeds from sale of investment securities	—	49,205
Proceeds from asset sales	17,805	21,485
Net cash used in investing activities	(954,052)	(551,338)

FINANCING ACTIVITIES:
Dividends paid	(223,827)	(189,542)
Repurchase of common stock	(59,654)	—
Proceeds from senior notes, net of discount and debt issuance costs	491,923	—
Proceeds on short-term debt	1,002	—
Payments on short-term debt	(1,002)	—
Net increase in bank overdraft	10,824	—
Exercise of stock options, net of tax withholding	(609)	22,370
Tax withholdings related to net share settlements of restricted stock	(5,104)	(3,049)
Excess tax benefit from stock-based compensation	2,969	25,724
Net cash provided by (used in) financing activities	216,522	(144,497)

Net increase in cash and cash equivalents	410,009	102,060
Cash and cash equivalents, beginning of period	360,909	447,868
Cash and cash equivalents, end of period	$770,918	$549,928

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2015

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2014	110,509	$11,051	$383,972	$4,525,797	$83,126	2,276	$(112,969)	$4,890,977
Net income				443,439				443,439
Other comprehensive loss					(46,164)			(46,164)
Dividends declared ($2.0625 per share)				(223,465)				(223,465)
Exercise of stock options, net of tax withholding	136	14	3,119			46	(3,742)	(609)
Tax benefit of stock-based awards			2,969					2,969
Stock issued for vested restricted stock, net of shares withheld for employee taxes	213	21	(21)			69	(5,104)	(5,104)
Repurchase of common stock						810	(59,654)	(59,654)
Stock-based compensation			19,120					19,120

Balance, June 30, 2015	110,858	$11,086	$409,159	$4,745,771	$36,962	3,201	$(181,469)	$5,021,509

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

Amortization of debt discount and debt issuance costs has been reclassified in the accompanying Consolidated Condensed Statements of Cash Flow for the nine months ended June 30, 2014 to conform to current year presentation.  The amortization was previously included as a change in assets.

As more fully described in our 2014 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and nine months ended June 30, 2015, early termination revenue was approximately $84.5 million and $179.6 million, respectively.  We had $0.5 million and $10.3 million, respectively, of early termination revenue for the three and nine months ended June 30, 2014.

Depreciation in the Consolidated Condensed Statements of Income includes abandonments of $1.3 million and $13.5 million for the three and nine months ended June 30, 2015 compared to $1.5 million and $5.2 million for the three and nine months ended June 30, 2014.  Effective March 31, 2015, we decommissioned all 17 of our SCR powered FlexRigs including 6 idle FlexRig1 rigs and 11 idle FlexRig2 rigs.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$90,887	$192,290	$443,480	$540,061
Loss from discontinued operations	(27)	(11)	(41)	(30)
Net income	90,860	192,279	443,439	540,031
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(558)	(1,134)	(2,773)	(3,160)
Numerator for basic earnings per share:
From continuing operations	90,329	191,156	440,707	536,901
From discontinued operations	(27)	(11)	(41)	(30)
	90,302	191,145	440,666	536,871
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	1	7	10	25
Numerator for diluted earnings per share:
From continuing operations	90,330	191,163	440,717	536,926
From discontinued operations	(27)	(11)	(41)	(30)
	$90,303	$191,152	$440,676	$536,896
Denominator:
Denominator for basic earnings per share — weighted-average shares	107,652	108,137	107,759	107,657
Effect of dilutive shares from stock options and restricted stock	817	1,148	812	1,429
Denominator for diluted earnings per share — adjusted weighted-average shares	108,469	109,285	108,571	109,086

Basic earnings per common share:
Income from continuing operations	$0.84	$1.77	$4.09	$4.99
Income from discontinued operations	—	—	—	—
Net income	$0.84	$1.77	$4.09	$4.99

Diluted earnings per common share:
Income from continuing operations	$0.83	$1.75	$4.06	$4.92
Income from discontinued operations	—	—	—	—
Net income	$0.83	$1.75	$4.06	$4.92

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	592	—	667	256
Weighted-average price per share	$73.36	$—	$72.85	$79.67

4.     Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities June 30, 2015	$64,462	$81,592	$—	$146,054
Equity securities September 30, 2014	$64,462	$157,838	$—	$222,300

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

During the three and nine months ended June 30, 2014, marketable equity available-for-sale securities with a fair value at the date of sale of $25.9 million and $49.2 million, respectively, were sold.  The gross realized gain on such sales of available-for-sale securities totaled $23.9 million and $45.2 million, respectively.  We had no sales of marketable equity available-for-sale securities during the three and nine months ended June 30, 2015.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $13.9 million at June 30, 2015 and $14.3 million at September 30, 2014.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At June 30, 2015, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At June 30, 2015, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of June 30, 2015:

		Quoted Prices
	Total	in Active	Significant
	Measure	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Cash and cash equivalents	$770,918	$770,918	$—	$—
Equity securities	146,054	146,054	—	—
Other current assets	36,443	36,193	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$955,415	$955,165	$250	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2015 and September 30, 2014:

		September 30,
	June 30,	2014
	2015	(as adjusted)
	(in millions)

Carrying value of long-term fixed-rate debt	$571.5	$79.0
Fair value of long-term fixed-rate debt	$592.5	$84.3

The fair value at June 30, 2015 for the $80 million fixed-rate debt was estimated using discounted cash flows at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using the outstanding market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

The fair value for the $500 million fixed-rate debt was based on broker quotes at June 30, 2015.  The notes are classified within Level 2 as they are not actively traded in markets.

5.              Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  During the nine months ended June 30, 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million, which are held as treasury shares.  We had no purchases of common shares in fiscal 2014.

Components of accumulated other comprehensive income (loss) were as follows:

	June 30,	September 30,
	2015	2014
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$81,592	$157,838
Unrecognized actuarial loss	(22,477)	(23,405)
	$59,115	$134,433
After-tax amounts:
Unrealized appreciation on securities	$50,664	$97,418
Unrecognized actuarial loss	(13,702)	(14,292)
	$36,962	$83,126

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended June 30, 2015:

	Three Months Ended June 30, 2015
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at April 1, 2015	$53,971	$(13,899)	$40,072
Other comprehensive loss before reclassifications	(3,307)	—	(3,307)
Amounts reclassified from accumulated other comprehensive income (loss)	—	197	197
Net current-period other comprehensive income (loss)	(3,307)	197	(3,110)
Balances at June 30, 2015	$50,664	$(13,702)	$36,962

	Nine Months Ended June 30, 2015
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at October 1, 2014	$97,418	$(14,292)	$83,126
Other comprehensive loss before reclassifications	(46,754)	—	(46,754)
Amounts reclassified from accumulated other comprehensive income (loss)	—	590	590
Net current-period other comprehensive income (loss)	(46,754)	590	(46,164)
Balances at June 30, 2015	$50,664	$(13,702)	$36,962

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three and nine months ended June 30, 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated
(Loss) Components	2015	2014	2015	2014	Statement of Income
	(in thousands)		(in thousands)

Unrealized gains on available-for-sale securities	$—	$(23,882)	$—	$(45,234)	Gain on sale of investment securities
	—	9,029	—	17,497	Income tax provision
	$—	$(14,853)	$—	$(27,737)	Net of tax
Defined Benefit Pension Items
Amortization of net actuarial loss	$309	$228	$927	$686	General and administrative
	(112)	(83)	(337)	(249)	Income tax provision
	$197	$145	$590	$437	Net of tax

Total reclassifications for the period	$197	$(14,708)	$590	$(27,300)

6.              Cash Dividends

The $0.6875 per share cash dividend declared March 4, 2015, was paid June 1, 2015.  On June 3, 2015, a cash dividend of $0.6875 per share was declared for shareholders of record on August 14, 2015, payable September 1, 2015. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 419,585 non-qualified stock options and 275,250 shares of restricted stock awards granted in the nine months ended June 30, 2015.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) and one prior equity plan remain subject to the terms and conditions of those plans.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,930	$3,758	$6,900	$9,400
Restricted stock	4,111	4,527	12,220	11,689
	$6,041	$8,285	$19,120	$21,089

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2015 and 2014:

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

A summary of stock option activity under all existing long-term incentive plans for the three and nine months ended June 30, 2015 is presented in the following tables:

	Three Months Ended June 30, 2015
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at April 1, 2015	2,909	$47.91
Granted	—	—
Exercised	(12)	39.06
Forfeited/Expired	—	—
Outstanding at June 30, 2015	2,897	$47.94	5.4	$67.4
Vested and expected to vest at June 30, 2015	2,890	$47.90	5.4	$67.4

Exercisable at June 30, 2015	2,135	$41.23	4.3	$63.2

	Nine Months Ended June 30, 2015
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2014	2,629	$43.46
Granted	420	68.83
Exercised	(136)	23.11
Forfeited/Expired	(16)	68.46
Outstanding at June 30, 2015	2,897	$47.94

The weighted-average fair value of options granted in the first quarter of fiscal 2015 was $16.39.  No options were granted in the second and third quarters of fiscal 2015.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2015 was $0.4 million and $7.6 million, respectively.

As of June 30, 2015, the unrecognized compensation cost related to stock options was $7.2 million which is expected to be recognized over a weighted-average period of 2.6 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of June 30, 2015, there was $25.5 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the status of our restricted stock awards as of June 30, 2015 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2015
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2014	634	$64.03
Granted	275	68.83
Vested (1)	(214)	54.18
Forfeited	(21)	62.70
Unvested at June 30, 2015	674	$67.04

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At June 30, 2015 and September 30, 2014, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	September 30,	June 30,	September 30,
	2015	2014	2015	2014
	(in thousands)

Unsecured senior notes issued July 21, 2009:
Due July 21, 2015	$40,000	$40,000	$77	$141
Due July 21, 2016	40,000	40,000	78	141

Unsecured revolving credit facility issued May 25, 2012	—	—	416	581

Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	500,000	—	7,884	—
	580,000	80,000	8,455	863
Less long-term debt due within one year	40,000	40,000	843	365
Long-term debt	$540,000	$40,000	$7,612	$498

We have $80 million senior unsecured fixed-rate notes outstanding at June 30, 2015 that mature over a period from July 2015 to July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  Annual principal repayments of $40 million are due July 2015 and July 2016.  Subsequent to June 30, 2015, we paid the $40 million due July 21, 2015.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

On March 19, 2015, we issued $500 million of 4.65 percent 10-year unsecured senior notes.  The net proceeds, after discount and issuance cost, will be used for general corporate purposes, including capital expenditures associated with our rig construction program.  Interest is payable semi-annually on March 15 and September 15 each year, commencing on September 15, 2015.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective yield method.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on June 30, 2015, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  At June 30, 2015, we were in compliance with all debt covenants.  As of June 30, 2015, there were no specific borrowings against the line, but there were three letters of credit outstanding in the amount of $48.2 million.  At June 30, 2015, we had $251.8 million available to borrow under our $300 million unsecured credit facility.  One of the three outstanding letters of credit is a $21 million letter that supports an overdraft facility with a bank in an international location.  Any short-term borrowing under this facility will be in the local currency with an interest rate that adjusts monthly based on local market rates.  Given local currency considerations, the corresponding annual interest rates approach 30 percent.

At June 30, 2015, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

9.     Income Taxes

Our effective tax rate for the first nine months of fiscal 2015 and 2014 was 35.4 percent and 35.2 percent, respectively.  Our effective tax rate for the three months ended June 30, 2015 and 2014 was 28.9 percent and 34.8 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the nine months ended June 30, 2015 was also impacted by a December 2014 tax law change which resulted in a reduction of the fiscal 2014 Internal Revenue Code Section 199 deduction for domestic production activities.  In addition, the effective tax rate for the three months ended June 30, 2015 was impacted by a reduction in the deferred state income tax rate.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.  We provided for uncertain tax positions of $7.2 million, including interest and penalties, during the nine months ended June 30, 2015 related to the previous disclosure of a possible increase in the reserve for uncertain tax positions of approximately $8.4 million to $11.0 million due to international tax matters.

10.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $140.2 million are outstanding at June 30, 2015.

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2015 and 2014 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2015
Contract Drilling:
U.S. Land	$2,103,125	$—	$2,103,125	$664,722
Offshore	187,772	—	187,772	55,269
International Land	297,305	—	297,305	35,212
	2,588,202	—	2,588,202	755,203
Other	11,129	660	11,789	(7,440)
	2,599,331	660	2,599,991	747,763
Eliminations	—	(660)	(660)	—
Total	$2,599,331	$—	$2,599,331	$747,763

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2014
Contract Drilling:
U.S. Land	$2,275,744	$—	$2,275,744	$767,116
Offshore	186,884	—	186,884	54,837
International Land	262,141	—	262,141	30,489
	2,724,769	—	2,724,769	852,442
Other	9,900	646	10,546	(6,739)
	2,734,669	646	2,735,315	845,703
Eliminations	—	(646)	(646)	—
Total	$2,734,669	$—	$2,734,669	$845,703

Summarized financial information of our reportable segments for the three months ended June 30, 2015 and 2014 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2015
Contract Drilling:
U.S. Land	$494,615	$—	$494,615	$121,734
Offshore	55,673	—	55,673	14,716
International Land	106,198	—	106,198	16,670
	656,486	—	656,486	153,120
Other	3,208	204	3,412	(2,324)
	659,694	204	659,898	150,796
Eliminations	—	(204)	(204)	—
Total	$659,694	$—	$659,694	$150,796

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2014
Contract Drilling:
U.S. Land	$802,279	$—	$802,279	$271,102
Offshore	64,554	—	64,554	16,996
International Land	81,267	—	81,267	6,570
	948,100	—	948,100	294,668
Other	3,987	215	4,202	(1,490)
	952,087	215	952,302	293,178
Eliminations	—	(215)	(215)	—
Total	$952,087	$—	$952,087	$293,178

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Segment operating income	$150,796	$293,178	$747,763	$845,703
Income from asset sales	1,784	2,128	8,854	11,890
Corporate general and administrative costs and corporate depreciation	(19,800)	(23,394)	(64,846)	(66,308)
Operating income	132,780	271,912	691,771	791,285

Other income (expense):
Interest and dividend income	1,602	373	4,436	1,316
Interest expense	(6,258)	(1,435)	(9,290)	(4,354)
Gain on sale of investment securities	—	23,882	—	45,234
Other	(281)	346	88	(31)
Total other income (expense)	(4,937)	23,166	(4,766)	42,165

Income from continuing operations before income taxes	$127,843	$295,078	$687,005	$833,450

The following table presents total assets by reportable segment:

		September 30,
	June 30,	2014
	2015	(as adjusted)
	(in thousands)
Total assets
U.S. Land	$5,398,402	$5,259,947
Offshore	127,253	137,101
International Land	716,549	589,968
Other	39,116	40,080
	6,281,320	6,027,096
Investments and corporate operations	1,046,675	686,696
Total assets from continued operations	7,327,995	6,713,792
Discontinued operations	7,822	7,206
	$7,335,817	$6,720,998

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues
United States	$547,043	$864,833	$2,281,961	$2,454,299
Argentina	54,784	26,468	119,347	79,522
Colombia	18,100	16,953	64,454	64,747
Ecuador	7,242	17,293	28,856	51,915
Other foreign	32,525	26,540	104,713	84,186
Total	$659,694	$952,087	$2,599,331	$2,734,669

12.       Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2015 and 2014 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Interest cost	$1,171	$1,201	$3,513	$3,603
Expected return on plan assets	(1,743)	(1,664)	(5,229)	(4,992)
Recognized net actuarial loss	309	228	927	686
Settlement	1,200	—	1,200	—
Net pension expense (benefit)	$937	$(235)	$411	$(703)

Employer Contributions

We contributed $2.0 million to the Pension Plan during the nine months ended June 30, 2015.  We could make contributions for the remainder of fiscal 2015 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Nine Months Ended
	June 30,
	2015	2014
	(in thousands)

Capital expenditures incurred	$882,334	$650,329
Additions incurred prior year but paid for in current period	123,548	29,264
Additions incurred but not paid for as of the end of the period	(34,025)	(57,565)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$971,857	$622,028

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

15.  Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2017, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard.  We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

16.  Guarantor and Non-Guarantor Financial Information

In March 2015, Helmerich & Payne International Drilling Co. (“the issuer”), a wholly-owned subsidiary of Helmerich & Payne, Inc. (“parent”, “the guarantor”), issued senior unsecured notes with an aggregate principal amount of $500.0 million.  The notes are fully and unconditionally guaranteed by the parent. No subsidiaries of parent currently guarantee the notes, subject to certain provisions that if any subsidiary guarantees certain other debt of the issuer or parent, then such subsidiary will provide a guarantee of the obligations under the notes.

In connection with the notes, we are providing the following condensed consolidating financial information in accordance with the Commission disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.  Condensed consolidating financial information for the issuer, Helmerich & Payne International Drilling Co. and parent/guarantor, Helmerich & Payne, Inc. is shown in the tables below.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended June 30, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$543,834	$115,879	$(19)	$659,694
Operating costs and other	3,072	423,408	101,460	(1,026)	526,914
Operating income (loss) from continuing operations	(3,072)	120,426	14,419	1,007	132,780

Other income (expense), net	(103)	1,565	866	(1,007)	1,321
Interest expense	(40)	(4,638)	(1,580)	—	(6,258)
Equity in net income of subsidiaries	92,401	12,965	—	(105,366)	—
Income from continuing operations before income taxes	89,186	130,318	13,705	(105,366)	127,843
Income tax provision	(1,674)	38,878	(248)	—	36,956
Income from continuing operations	90,860	91,440	13,953	(105,366)	90,887

Loss from discontinued operations before income taxes	—	—	(27)	—	(27)
Income tax provision	—	—	—	—	—
Loss from discontinued operations	—	—	(27)	—	(27)

Net income	$90,860	$91,440	$13,926	$(105,366)	$90,860

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$90,860	$91,440	$13,926	$(105,366)	$90,860
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(3,307)	—	—	(3,307)
Minimum pension liability adjustments, net	82	115	—	—	197
Other comprehensive income (loss)	82	(3,192)	—	—	(3,110)
Comprehensive income	$90,942	$88,248	$13,926	$(105,366)	$87,750

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended June 30, 2014
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$860,869	$91,259	$(41)	$952,087
Operating costs and other	4,457	590,021	86,781	(1,084)	680,175
Operating income (loss) from continuing operations	(4,457)	270,848	4,478	1,043	271,912

Other income, net	25	24,646	973	(1,043)	24,601
Interest expense	(2)	(1,084)	(349)	—	(1,435)
Equity in net income of subsidiaries	194,849	2,717	—	(197,566)	—
Income from continuing operations before income taxes	190,415	297,127	5,102	(197,566)	295,078
Income tax provision	(1,864)	103,367	1,285	—	102,788
Income from continuing operations	192,279	193,760	3,817	(197,566)	192,290

Loss from discontinued operations before income taxes	—	—	(11)	—	(11)
Income tax provision	—	—	—	—	—
Loss from discontinued operations	—	—	(11)	—	(11)

Net income	$192,279	$193,760	$3,806	$(197,566)	$192,279

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30, 2014
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$192,279	$193,760	$3,806	$(197,566)	$192,279
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation on securities, net	—	13,728	—	—	13,728
Reclassification of realized gains in net income, net	—	(14,853)	—	—	(14,853)
Minimum pension liability adjustments, net	81	64	—	—	145
Other comprehensive income (loss)	81	(1,061)	—	—	(980)
Comprehensive income	$192,360	$192,699	$3,806	$(197,566)	$191,299

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Nine Months Ended June 30, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$2,270,839	$328,551	$(59)	$2,599,331
Operating costs and other	9,152	1,600,530	300,970	(3,092)	1,907,560
Operating income (loss) from continuing operations	(9,152)	670,309	27,581	3,033	691,771

Other income (expense), net	(100)	6,224	1,433	(3,033)	4,524
Interest expense	(59)	(4,741)	(4,490)	—	(9,290)
Equity in net income of subsidiaries	448,894	18,406	—	(467,300)	—
Income from continuing operations before income taxes	439,583	690,198	24,524	(467,300)	687,005
Income tax provision	(3,856)	243,844	3,537	—	243,525
Income from continuing operations	443,439	446,354	20,987	(467,300)	443,480

Loss from discontinued operations before income taxes	—	—	(118)	—	(118)
Income tax provision	—	—	(77)	—	(77)
Loss from discontinued operations	—	—	(41)	—	(41)

Net income	$443,439	$446,354	$20,946	$(467,300)	$443,439

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$443,439	$446,354	$20,946	$(467,300)	$443,439
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(46,754)	—	—	(46,754)
Minimum pension liability adjustments, net	246	344	—	—	590
Other comprehensive income (loss)	246	(46,410)	—	—	(46,164)
Comprehensive income	$443,685	$399,944	$20,946	$(467,300)	$397,275

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Nine Months Ended June 30, 2014
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$2,444,460	$290,321	$(112)	$2,734,669
Operating costs and other	12,650	1,668,298	265,762	(3,326)	1,943,384
Operating income (loss) from continuing operations	(12,650)	776,162	24,559	3,214	791,285

Other income, net	42	47,562	2,129	(3,214)	46,519
Interest expense	13	(3,023)	(1,344)	—	(4,354)
Equity in net income of subsidiaries	547,685	10,056	—	(557,741)	—
Income from continuing operations before income taxes	535,090	830,757	25,344	(557,741)	833,450
Income tax provision	(4,941)	285,415	12,915	—	293,389
Income from continuing operations	540,031	545,342	12,429	(557,741)	540,061

Income from discontinued operations before income taxes	—	—	2,775	—	2,775
Income tax provision	—	—	2,805	—	2,805
Loss from discontinued operations	—	—	(30)	—	(30)

Net income	$540,031	$545,342	$12,399	$(557,741)	$540,031

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2014
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$540,031	$545,342	$12,399	$(557,741)	$540,031
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation on securities, net	—	7,215	—	—	7,215
Reclassification of realized gains in net income, net	—	(27,737)	—	—	(27,737)
Minimum pension liability adjustments, net	244	193	—	—	437
Other comprehensive income (loss)	244	(20,329)	—	—	(20,085)
Comprehensive income	$540,275	$525,013	$12,399	$(557,741)	$519,946

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(877)	$755,070	$17,183	$(458)	$770,918
Accounts receivable, net of reserve	(15)	357,444	134,893	(2,098)	490,224
Inventories	—	87,022	40,552	643	128,217
Deferred income taxes	2,914	10,415	—	(4,146)	9,183
Prepaid expenses and other	11,291	27,669	54,642	1,725	95,327
Current assets of discontinued operations	—	—	7,822	—	7,822
Total current assets	13,313	1,237,620	255,092	(4,334)	1,501,691

Investments	13,922	146,054	—	—	159,976
Property, plant and equipment, net	52,639	5,064,369	513,303	—	5,630,311
Intercompany	14,599	1,419,552	230,985	(1,665,136)	—
Other assets	6,775	1,352	42,253	(6,541)	43,839
Investment in subsidiaries	5,681,750	254,324	—	(5,936,074)	—

Total assets	$5,782,998	$8,123,271	$1,041,633	$(7,612,085)	$7,335,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	—	39,157	—	—	39,157
Accounts payable	$79,823	$28,849	$20,005	$(7)	$128,670
Accrued liabilities	10,669	107,497	64,034	(6,918)	175,282
Current liabilities of discontinued operations	—	—	3,394	—	3,394
Total current liabilities	90,492	175,503	87,433	(6,925)	346,503

Noncurrent liabilities:
Long-term debt	—	532,388	—	—	532,388
Deferred income taxes	—	1,282,174	61,626	(17,880)	1,325,920
Intercompany	653,760	446,954	550,492	(1,651,206)	—
Other	17,237	22,193	65,639	—	105,069
Noncurrent liabilities of discontinued operations	—	—	4,428	—	4,428
Total noncurrent liabilities	670,997	2,283,709	682,185	(1,669,086)	1,967,805

Shareholders’ equity:
Common stock	11,086	100	—	(100)	11,086
Preferred stock	—	—	—	—	—
Additional paid-in capital	409,159	45,033	344	(45,377)	409,159
Retained earnings	4,745,771	5,577,643	271,671	(5,849,314)	4,745,771
Accumulated other comprehensive income	36,962	41,283	—	(41,283)	36,962
Treasury stock, at cost	(181,469)	—	—	—	(181,469)
Total shareholders’ equity	5,021,509	5,664,059	272,015	(5,936,074)	5,021,509

Total liabilities and shareholders’ equity	$5,782,998	$8,123,271	$1,041,633	$(7,612,085)	$7,335,817

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2014, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(2,050)	$329,655	$36,932	$(3,628)	$360,909
Accounts receivable, net of reserve	(31)	623,274	98,913	(16,942)	705,214
Inventories	—	67,113	37,358	1,770	106,241
Deferred income taxes	5,372	19,499	—	(8,352)	16,519
Prepaid expenses and other	8,863	15,013	56,982	54	80,912
Current assets of discontinued operations	—	—	7,206	—	7,206
Total current assets	12,154	1,054,554	237,391	(27,098)	1,277,001

Investments	14,344	222,300	—	—	236,644
Property, plant and equipment, net	42,027	4,681,294	465,223	—	5,188,544
Intercompany	14,855	782,626	196,641	(994,122)	—
Other assets	8,110	1,197	16,123	(6,621)	18,809
Investment in subsidiaries	5,276,750	235,355	—	(5,512,105)	—

Total assets	$5,368,240	$6,977,326	$915,378	$(6,539,946)	$6,720,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	—	39,635	—	—	39,635
Accounts payable	$80,562	$80,488	$20,988	$(7)	$182,031
Accrued liabilities	31,960	212,896	43,560	(6,138)	282,278
Current liabilities of discontinued operations	—	—	3,217	—	3,217
Total current liabilities	112,522	333,019	67,765	(6,145)	507,161

Noncurrent liabilities:
Long-term debt	—	39,502	—	—	39,502
Deferred income taxes	—	1,182,192	47,640	(14,573)	1,215,259
Intercompany	346,545	141,066	519,512	(1,007,123)	—
Other	18,196	19,948	25,966	—	64,110
Noncurrent liabilities of discontinued operations	—	—	3,989	—	3,989
Total noncurrent liabilities	364,741	1,382,708	597,107	(1,021,696)	1,322,860

Shareholders’ equity:
Common stock	11,051	100	—	(100)	11,051
Additional paid-in capital	383,972	42,516	319	(42,835)	383,972
Retained earnings	4,525,797	5,131,289	250,187	(5,381,476)	4,525,797
Accumulated other comprehensive income	83,126	87,694	—	(87,694)	83,126
Treasury stock, at cost	(112,969)	—	—	—	(112,969)
Total shareholders’ equity	4,890,977	5,261,599	250,506	(5,512,105)	4,890,977

Total liabilities and shareholders’ equity	$5,368,240	$6,977,326	$915,378	$(6,539,946)	$6,720,998

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$66,448	$1,068,214	$9,707	$3,170	$1,147,539

INVESTING ACTIVITIES:
Capital expenditures	(18,708)	(911,844)	(41,305)	—	(971,857)
Intercompany transfers	18,708	(18,708)	—	—	—
Proceeds from asset sales	1	16,804	1,000	—	17,805
Net cash provided by (used in) investing activities	1	(913,748)	(40,305)	—	(954,052)

FINANCING ACTIVITIES:
Dividends paid	(223,827)	—	—	—	(223,827)
Intercompany transfers	223,827	(223,827)	—	—	—
Repurchase of common stock	(59,654)	—	—	—	(59,654)
Proceeds from senior notes, net of discount	—	491,923	—	—	491,923
Proceeds on short-term debt	—	—	1,002	—	1,002
Payments on short-term debt	—	—	(1,002)	—	(1,002)
Net increase in bank overdraft	—	—	10,824	—	10,824
Exercise of stock options, net of tax withholding	(609)	—	—	—	(609)
Tax withholdings related to net share settlements of restricted stock	(5,104)	—	—	—	(5,104)
Excess tax benefit from stock-based compensation	91	2,853	25	—	2,969
Net cash provided by (used in) financing activities	(65,276)	270,949	10,849	—	216,522

Net increase (decrease) in cash and cash equivalents	1,173	425,415	(19,749)	3,170	410,009
Cash and cash equivalents, beginning of period	(2,050)	329,655	36,932	(3,628)	360,909
Cash and cash equivalents, end of period	$(877)	$755,070	$17,183	$(458)	$770,918

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2014
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,912)	$753,008	59,665	$4,134	$797,895

INVESTING ACTIVITIES:
Capital expenditures	(13,281)	(539,439)	(69,308)	—	(622,028)
Intercompany transfers	13,281	(13,281)	—	—	—
Proceeds from sale of investment securities	—	49,205	—	—	49,205
Proceeds from asset sales	3	18,976	2,506	—	21,485
Net cash provided by (used in) investing activities	3	(484,539)	(66,802)	—	(551,338)

FINANCING ACTIVITIES:
Dividends paid	(189,542)	—	—	—	(189,542)
Intercompany transfers	189,542	(189,542)	—	—	—
Exercise of stock options, net of tax withholding	22,370	—	—	—	22,370
Tax withholdings related to net share settlements of restricted stock	(3,049)	—	—	—	(3,049)
Excess tax benefit from stock-based compensation	(1,205)	26,716	213	—	25,724
Net cash provided by (used in) financing activities	18,116	(162,826)	213	—	(144,497)

Net increase (decrease) in cash and cash equivalents	(793)	105,643	(6,924)	4,134	102,060
Cash and cash equivalents, beginning of period	(202)	412,596	33,918	1,556	447,868
Cash and cash equivalents, end of period	$(995)	$518,239	$26,994	$5,690	$549,928

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2015

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

We reported net income of $90.9 million ($0.83 per diluted share) from operating revenues of $659.7 million for the third quarter ended June 30, 2015, compared with net income from continuing operations of $192.3 million ($1.75 per diluted share) from operating revenues of $952.1 million for the third quarter of fiscal year 2014.  Net income for the third quarter of fiscal 2015 includes approximately $1.3 million ($0.01 per diluted share) of after-tax gains from the sale of assets.  Net income for the third quarter of fiscal 2014 includes approximately $14.9 million ($0.13 per diluted share) of after-tax gains from the sale of investment securities and approximately $1.4 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2015 and 2014.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2015	2014
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$494,615	$802,279
Direct operating expenses	241,109	408,990
General and administrative expense	10,465	9,548
Depreciation	121,307	112,639
Segment operating income	$121,734	$271,102

Revenue days	14,219	26,062
Average rig revenue per day	$31,959	$28,126
Average rig expense per day	$14,130	$13,035
Average rig margin per day	$17,829	$15,091
Rig utilization	47%	88%

U.S. Land segment operating income decreased to $121.7 million for the third quarter of fiscal 2015 compared to $271.1 million in the same period of fiscal 2014.  Revenues were $494.6 million and $802.3 million in the third quarter of fiscal 2015 and 2014, respectively.  Included in U.S. land revenues for the three months ended June 30, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $40.2 million and $69.3 million, respectively.  Also included in revenue for the three months ended June 30, 2015 is early termination revenue of $75.7 million compared to $0.5 million during the same period of fiscal 2014.

Excluding early termination per day revenue of $5,325 and $19 for the three months ended June 30, 2015 and 2014, respectively, average rig revenue per day for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 decreased by $1,473 to $26,634.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a decrease in revenue days of 11,843 when comparing the third quarter of 2015 to the same period in 2014.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

The average rig expense per day increased $1,095 for the three months ended June 30, 2015 compared to the same period ended June 30, 2014.  The increase is primarily the result of expenses incurred on idle rigs including property taxes and insurance as well as labor and other expenses associated with stacking rigs.

Depreciation increased $8.7 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.  Depreciation increased in the comparative periods due to the increase in available rigs as new FlexRigs were added to the segment in 2014 and 2015.

U.S. land rig utilization decreased to 47 percent for the third quarter of 2015 compared to 88 percent for the third quarter of fiscal 2014.  U.S. land rig revenue days for the third quarter of fiscal 2015 were 14,219 compared with 26,062 for the same period of fiscal 2014, with an average of 156.3 and 286.4 rigs working during the third quarter of fiscal 2015 and 2014, respectively.  We expect rig utilization to decrease in the fourth quarter of fiscal 2015 primarily due to rigs idled during the third quarter that are expected to remain idle throughout the fourth quarter.

At June 30, 2015, 153 out of 341 existing rigs in the U.S. Land segment were contracted.  Of the 153 contracted rigs, 123 were under fixed term contracts and 30 were working in the spot market.  As of July 30, 2015, 156 rigs remain contracted in the segment excluding rigs that are in the process of stacking.  Based on received termination notices, early termination revenue is expected to be approximately $3.5 million during the fourth fiscal quarter of 2015.

	Three Months Ended June 30,
	2015	2014
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$55,673	$64,554
Direct operating expenses	37,580	42,446
General and administrative expense	688	2,264
Depreciation	2,689	2,848
Segment operating income	$14,716	$16,996

Revenue days	728	728
Average rig revenue per day	$38,333	$64,019
Average rig expense per day	$24,068	$39,716
Average rig margin per day	$14,265	$24,303
Rig utilization	89%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $9.5 million and $5.4 million for the three months ended June 30, 2015 and 2014, respectively.

Average rig revenue per day and average rig margin per day decreased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

At the end of June 30, 2015 and June 30, 2014, eight platform rigs were active.

	Three Months Ended June 30,
	2015	2014
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$106,198	$81,267
Direct operating expenses	73,096	63,950
General and administrative expense	781	1,169
Depreciation	15,651	9,578
Segment operating income	$16,670	$6,570

Revenue days	1,887	2,024
Average rig revenue per day	$51,673	$35,454
Average rig expense per day	$33,929	$26,130
Average rig margin per day	$17,744	$9,324
Rig utilization	51%	74%

International Land segment operating income for the third quarter of fiscal 2015 was $16.7 million compared to $6.6 million in the same period of fiscal 2014.  Included in International land revenues for the three months ended June 30, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $8.7 million and $9.5 million, respectively.  Also included in revenue for the three months ended June 30, 2015 is early termination revenue of $8.8 million.

Excluding early termination revenue of $4,658, average rig revenue per day for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 increased by $11,561 to $47,015.  Rigs transferred into the segment in previous quarters that have begun operations favorably impacted revenue and average rig revenue per day during the third quarter of fiscal 2015.  Average rig expense per day increased due to those same rigs incurring startup costs and idle rigs incurring fixed costs while stacked.  During the current quarter, an average of 20.5 rigs worked compared to an average of 22.0 rigs in the third quarter of fiscal 2014.  We expect rig utilization to decrease in the fourth quarter of fiscal 2015 based on the number of rigs that have recently become idle.  Based on received early termination notices, early termination revenue could exceed $9.0 million during the fourth fiscal quarter of 2015.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2015 and 2014, we incurred $3.3 million and $3.9 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $29.4 million in the third quarter of fiscal 2015 compared to $34.2 million in the third quarter of fiscal 2014. The decrease is primarily attributable to a decrease in current year employee compensation related accruals.

Income tax expense decreased to $37.0 million in the third quarter of fiscal 2015 from $102.8 in the third quarter of fiscal 2014, and the effective tax rate decreased to 28.9 percent from 34.8 percent.  The effective tax rate for the three months ended June 30, 2015 was impacted by a reduction in the deferred state income tax rate.  We expect the effective tax rate for the remaining quarter of fiscal 2015 to be approximately 34 percent.

Nine Months Ended June 30, 2015 vs. Nine Months Ended June 30, 2014

We reported net income of $443.4 million ($4.06 per diluted share) from operating revenues of $2.6 billion for the nine months ended June 30, 2015, compared with net income from continuing operations of $540.1 million ($4.92 per diluted share) from operating revenues of $2.7 billion for the first nine months of fiscal year 2014.  Net income for the first nine months of fiscal 2015 includes approximately $5.7 million ($0.05 per diluted share) of after-tax gains from the sale of assets.  Net income for the first nine months of fiscal 2014 includes approximately $27.8 million ($0.25 per diluted share) of after-tax gains from the sale of investment securities and approximately $7.7 million ($0.07 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2015 and 2014.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,
	2015	2014
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$2,103,125	$2,275,744
Direct operating expenses	1,034,724	1,154,523
General and administrative expense	34,785	30,161
Depreciation	368,894	323,944
Segment operating income	$664,722	$767,116

Revenue days	62,376	73,826
Average rig revenue per day	$30,538	$28,205
Average rig expense per day	$13,410	$13,018
Average rig margin per day	$17,128	$15,187
Rig utilization	68%	86%

U.S. Land segment operating income decreased to $664.7 million for the first nine months of fiscal 2015 compared to $767.1 million in the same period of fiscal 2014.  Revenues were $2.1 billion and $2.3 billion for the first nine months of fiscal 2015 and 2014, respectively.  Included in U.S. land revenues for the nine months ended June 30, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $198.3 million and $193.5 million, respectively.  Also included in revenue for the nine months ended June 30, 2015 and 2014 are early termination fees of $170.1 million and $10.4 million, respectively.

Excluding early termination per day revenue of $2,727 and $141 for the first nine months of fiscal 2015 and 2014, respectively, average rig revenue per day in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 decreased by $253 to $27,811.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early.  As a result, we experienced a decrease in revenue days of 11,450 when comparing the first nine months of fiscal 2015 to the same period in 2014.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

The average rig expense per day increased $392 for the nine months ended June 30, 2015 compared to the same period ended June 30, 2014.  The increase is primarily the result of expenses incurred on idle rigs including property taxes and insurance as well as labor and other expenses associated with stacking rigs.

Depreciation increased $45.0 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.  Included in depreciation are abandonments of $13.0 million and $4.5 million, respectively, for the nine months ended June 30, 2015 and 2014.  Included in abandonments for the nine months ended June 30, 2015 is the decommissioning of all 17 of our SCR powered FlexRigs including 6 idle FlexRig1 rigs and 11 idle FlexRig2 rigs.  With the continued downturn in the oil and gas industry, we believe when the demand for drilling rigs returns, our SCR powered FlexRigs will not meet the needs of our customers. Excluding abandonments, depreciation increased in the comparative periods due to the increase in available rigs as new FlexRigs were added to the segment in 2014 and 2015.

U.S. land rig utilization decreased to 68 percent for the first nine months of fiscal 2015 compared to 86 percent for the first nine months of fiscal 2014.  U.S. land rig revenue days for the first nine months of fiscal 2015 were 62,376 compared with 73,826 for the same period of fiscal 2014, with an average of 228.5 and 270.4 rigs working during the first nine months of fiscal 2015 and 2014, respectively.  We expect rig utilization to decrease in the fourth quarter of fiscal 2015 primarily due to rigs idled during the third quarter that are expected to remain idle throughout the fourth quarter.

At June 30, 2015, 153 out of 341 existing rigs in the U.S. Land segment were contracted.  Of the 153 contracted rigs, 123 were under fixed term contracts and 30 were working in the spot market.  As of July 30, 2015, 156 rigs remain contracted in the segment excluding rigs that are in the process of stacking.  Based on received early termination notices, early termination revenue is expected to be approximately $3.5 million during the fourth fiscal quarter of 2015.

	Nine Months Ended June 30,
	2015	2014
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$187,772	$186,884
Direct operating expenses	121,252	115,801
General and administrative expense	2,468	7,122
Depreciation	8,783	9,124
Segment operating income	$55,269	$54,837

Revenue days	2,331	2,184
Average rig revenue per day	$48,136	$63,515
Average rig expense per day	$30,126	$37,044
Average rig margin per day	$18,010	$26,471
Rig utilization	95%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $20.2 million and $13.1 million for the first nine months ended June 30, 2015 and 2014, respectively.

Total revenue and segment operating income in our Offshore segment increased in the first nine months of fiscal 2015 compared to the same period of fiscal 2014 primarily due to an increase in the number of offshore management contracts.  Average rig revenue per day and average rig margin per day decreased in the first nine months of fiscal 2015 compared to the same period of fiscal 2014 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

At the end of June 30, 2015 and June 30, 2014, eight platform rigs were active.

	Nine Months Ended June 30,
	2015	2014
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$297,305	$262,141
Direct operating expenses	219,485	199,568
General and administrative expense	2,487	3,133
Depreciation	40,121	28,951
Segment operating income	$35,212	$30,489

Revenue days	5,809	6,212
Average rig revenue per day	$46,027	$37,025
Average rig expense per day	$32,952	$26,826
Average rig margin per day	$13,075	$10,199
Rig utilization	55%	78%

International Land segment operating income for the first nine months of fiscal 2015 was $35.2 million compared to $30.5 million in the same period of fiscal 2014.  Included in International land revenues for the nine months ended June 30, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $29.9 million and $32.1 million, respectively.  Also included in revenue for the nine months ended June 30, 2015 is early termination revenue of $9.5 million.

Excluding early termination revenue of $1,631, average rig revenue per day for the first nine months of fiscal 2015 compared to the same time for fiscal 2014 increased by $7,371 to $44,396.  Rigs transferred into the segment in previous quarters that started work favorably impacted revenue and revenue per day.  During the first nine months of fiscal 2015, an average of 21.3 rigs worked compared to an average of 22.8 rigs in the first nine months of fiscal 2014.  During the first nine months of fiscal 2015, five FlexRigs were transferred from the U.S. Land segment and one conventional rig was transferred to the U.S. Land segment.  The rigs transferred into the segment commenced operations at various times during fiscal 2015 which reduced the rig utilization in this segment.  We expect rig utilization to decrease in the fourth quarter of fiscal 2015 based on the number of rigs that have recently become idle.  Based on early termination notices received, early termination revenue could exceed $9.0 million during the fourth fiscal quarter of 2015.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2015 and 2014, we incurred $12.3 million and $11.7 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses were $97.2 million in the first nine months of fiscal 2015 compared to $100.9 million in the first nine months of fiscal 2014.

Interest expense is expected to increase due to the issuance of $500 million unsecured senior notes in March 2015.  Total interest expense for fiscal 2015 is expected to be approximately $15 million.

Income tax expense decreased to $243.5 million in the first nine months of fiscal 2015 from $293.4 in the first nine months of fiscal 2014 and the effective tax rate increased to 35.4 percent from 35.2 percent.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the nine months ended June 30, 2015 was also impacted by a December 2014 tax law change which resulted in a reduction of the fiscal 2014 Internal Revenue Code Section 199 deduction for domestic production activities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $770.9 million at June 30, 2015 from $360.9 million at September 30, 2014. The following table provides a summary of cash flows:

	Nine Months Ended
	June 30,
	2015	2014
	(in thousands)
Net cash provided (used) by:

Operating activities	$1,147,539	$797,895
Investing activities	(954,052)	(551,338)
Financing activities	216,522	(144,497)
Increase (decrease) in cash and cash equivalents	$410,009	$102,060

Operating activities

Cash flows from operating activities were approximately $1.1 billion for the nine months ended June 30, 2015 compared to approximately $797.9 million for the same period ended June 30, 2014.  Multiple items contributed to the change, including a decrease in accounts receivable and income taxes payable during the comparative nine months primarily the result of legislation passed in December 2014 extending the 50 percent special allowance for depreciation (“bonus depreciation”) for qualified property placed in service during 2014.

Investing activities

Capital expenditures during the nine months ended June 30, 2015 were $971.9 million compared to $622.0 million during the nine months ended June 30, 2014 due to the execution of additional fixed-term contracts during calendar 2014 for the construction and operation of new FlexRigs.

Financing activities

During fiscal 2015, we received proceeds from senior notes net of discount and debt issuance costs of $491.9 million.  Dividends paid during the first nine months of fiscal 2015 were $2.063 per share or $223.8 million compared to $1.750 per share or $189.5 million paid during the first nine months of fiscal 2014.  Also during fiscal 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million.

Other Liquidity

Our operating cash requirements, scheduled debt repayments, interest payments, any stock repurchases and estimated capital expenditures, including our rig construction program, for the remainder of fiscal 2015 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will continue to generate cash flows at current levels or obtain additional financing.  Our indebtedness totaled $571.5 million at June 30, 2015, of which a $40.0 million scheduled principal payment was paid in July, 2015.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2015 and September 30, 2014 was $3.5 billion and $5.0 billion, respectively.  The decrease in backlog at June 30, 2015 from September 30, 2014 is primarily due to the revenue earned since September 30, 2014 and the expiration and termination of long-term contracts.  Approximately 89.5 percent of the June 30, 2015 backlog is not reasonably expected to be filled in fiscal 2015. Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us, or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur resulting in construction delays and possibly termination of long-term contracts.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

The following table sets forth the total backlog by reportable segment as of June 30, 2015 and September 30, 2014, and the percentage of the June 30, 2015 backlog not reasonably expected to be filled in fiscal 2015:

	Three Months Ended
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2015	2014	Expected to be Filled in Fiscal 2015
	(in billions)

U.S. Land	$2.6	$3.8	88.8%
Offshore	0.1	0.1	90.2%
International Land	0.8	1.1	91.7%
	$3.5	$5.0

Capital Resources

Since September 30, 2014, we have announced that we had secured multi-year term contracts to build and operate six new FlexRigs with two customers in the U.S. During the nine months ended June 30, 2015, we completed 33 new FlexRigs.  One additional new FlexRig under fixed-term contract was completed by July 30, 2015.  Like those completed and placed into service in prior fiscal periods, each of the new FlexRigs is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2015 is expected to total approximately $1.3 billion.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and on the timing of procurement related to our ongoing newbuild efforts.  We expect to complete 12 new FlexRigs between July 30, 2015 and the end of March 2016.  All new FlexRigs scheduled for delivery during calendar 2015 and 2016 are supported with multi-year contracts.  Capital expenditures were $971.9 million and $622.0 million for the first nine months of fiscal 2015 and 2014, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2014 Annual Report on Form 10-K.  Other than our self-insurance updated below, there have been no material changes in these critical accounting policies and estimates.  The updated self-insurance accruals had no material impact to the consolidated condensed financial statements.

Self-Insurance Accruals

We self-insure a significant portion of expected losses relating to worker’s compensation, general liability and automobile liability.  Generally, deductibles range from $1 million to $3 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States.  Insurance is purchased over deductibles to reduce our exposure to catastrophic events.  Estimates are recorded for incurred outstanding liabilities for worker’s compensation, general liability claims and claims that are incurred but not reported.  Estimates are based on adjusters’ estimates, historic experience and statistical methods that we believe are reliable.  Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices.  Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

With the exception of “named wind storm” risk in the Gulf of Mexico, we insure rig and related equipment at values that approximate the current replacement cost on the inception date of the policy.  We self-insure a $5 million per occurrence rig property deductible through a wholly-owned captive insurance company.  We have two insurance policies covering five offshore platform rigs for “named wind storm” risk in the Gulf of Mexico.  The first policy covers four rigs and has a $75 million aggregate insurance limit over a $3 million deductible.  The second policy covers one offshore platform rig and has a $30 million limit over a $3.5 million deductible.  Two offshore platform rigs are insured by customers and two are in yards onshore and are insured with a $5 million deductible.  We maintain certain other insurance coverage with deductibles as high as $5 million.  Excess insurance is purchased over these coverage amounts to limit our exposure to catastrophic claims, but there can be no assurance that such coverage will respond or be adequate in all circumstances.  Retained losses are estimated and accrued based upon our estimates of the aggregate liability for claims incurred and, using adjuster’s estimates, our historical loss experience or estimation methods that are believed to be reliable.  Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices.  Unanticipated changes in these factors may produce materially different amounts of expense and related liabilities.  We self-insure a number of other risks including loss of earnings and business interruption.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2017, and we have the option of using either a full retrospective or a modified retrospective approach when adopting this new standard.  We are currently evaluating the alternative transition methods and the potential effects of the adoption of this update on our financial statements.

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

June 30, 2015

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

•                  Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference; and

•                  Risk Factors in Item 1A of Part II hereof with regard to commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015.  In response, many of our customers have announced significant reductions in their 2015 capital spending budgets.  At June 30, 2015, 153 out of an available 341 land rigs were working in the U.S. Land segment.  After giving effect to new FlexRigs placed into service and additional rig releases since June 30, 2015, as of July 30, 2015, 156 rigs remain contracted in the U.S. Land segment.  In the event oil prices remain depressed for a sustained period, or decline further, our U.S. Land, International Land and Offshore segments may experience further, significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2015, approximately 11.4 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the nine months ended June 30, 2015, approximately 71.5 percent of operating revenues from international locations were from operations in South America.

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

With the exception of “named wind storm” risk in the Gulf of Mexico, we insure rigs and related equipment at values that approximate the current replacement cost on the inception date of the policies. However, we self-insure large deductibles under these policies. We also carry insurance with varying deductibles and coverage limits with respect to offshore platform rigs and “named wind storm” risk in the Gulf of Mexico.

We have insurance coverage for comprehensive general liability, automobile liability, worker’s compensation and employer’s liability, and certain other specific risks. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. We retain a significant portion of our expected losses under our worker’s compensation, general liability and automobile liability programs. The Company self-insures a number of other risks including loss of earnings and business interruption. We are unable to obtain significant amounts of insurance to cover risks of underground reservoir damage.

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

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2014.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2015, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

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

Exhibit
Number	Description

10.1	Eleventh Amendment to Office Lease dated February 18, 2015, between ASP, Inc. and Helmerich & Payne, Inc.
10.2	Twelfth Amendment to Office Lease dated June 30, 2015, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 7, 2015	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	August 7, 2015	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Eleventh Amendment to Office Lease dated February 18, 2015, between ASP, Inc. and Helmerich & Payne, Inc.
10.2	Twelfth Amendment to Office Lease dated June 30, 2015, between ASP, Inc. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.