Form 10-Q
period 2015-12-31
Helmerich & Payne, Inc.
filed 2016-02-05
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2016
Common Stock, $0.10 par value	108,010,599

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

		September 30,
	December 31, 2015	2015 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$848,230	$729,384
Short-term investments	47,708	45,543
Accounts receivable, less reserve of $6,167 at December 31, 2015 and $6,181 at September 30, 2015	373,896	445,948
Inventories	127,242	128,541
Deferred income taxes	—	17,206
Prepaid expenses and other	71,151	64,475
Current assets of discontinued operations	8,449	8,097
Total current assets	1,476,676	1,439,194

Investments	85,276	104,354
Property, plant and equipment, net	5,530,817	5,563,170
Other assets	37,505	40,524

Total assets	$7,130,274	$7,147,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year less unamortized debt issuance costs	$39,092	$39,094
Accounts payable	96,442	108,169
Accrued liabilities	269,946	197,557
Current liabilities of discontinued operations	3,310	3,377
Total current liabilities	408,790	348,197

Noncurrent liabilities:
Long-term debt less unamortized discount and debt issuance costs	492,668	492,443
Deferred income taxes	1,295,601	1,295,916
Other	97,783	110,120
Noncurrent liabilities of discontinued operations	5,139	4,720
Total noncurrent liabilities	1,891,191	1,903,199

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 111,295,615 shares and 110,987,546 shares issued as of December 31, 2015 and September 30, 2015, respectively and 108,010,599 shares and 107,767,915 shares outstanding as of December 31, 2015 and September 30, 2015, respectively	11,130	11,099
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	427,590	420,141
Retained earnings	4,589,597	4,648,346
Accumulated other comprehensive loss	(12,074)	(1,377)
Treasury stock, at cost	(185,950)	(182,363)
Total shareholders’ equity	4,830,293	4,895,846

Total liabilities and shareholders’ equity	$7,130,274	$7,147,242

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
Operating revenues:
Drilling — U.S. Land	$369,805	$890,047
Drilling — Offshore	41,880	69,887
Drilling — International Land	72,194	96,673
Other	3,968	4,180
	487,847	1,060,787

Operating costs and other:
Operating costs, excluding depreciation	276,644	559,463
Depreciation	142,129	138,232
General and administrative	32,074	32,736
Research and development	2,919	4,158
Income from asset sales	(4,589)	(4,173)
	449,177	730,416

Operating income from continuing operations	38,670	330,371

Other income (expense):
Interest and dividend income	733	295
Interest expense	(4,524)	(590)
Other	(261)	314
	(4,052)	19

Income from continuing operations before income taxes	34,618	330,390
Income tax provision	18,720	126,767
Income from continuing operations	15,898	203,623

Income (loss) from discontinued operations before income taxes	104	(15)
Income tax provision	—	—

Income (loss) from discontinued operations	104	(15)

NET INCOME	$16,002	$203,608

Basic earnings per common share:
Income from continuing operations	$0.15	$1.87
Income from discontinued operations	—	—
Net income	$0.15	$1.87

Diluted earnings per common share:
Income from continuing operations	$0.15	$1.86
Income from discontinued operations	—	—
Net income	$0.15	$1.86

Weighted average shares outstanding:
Basic	107,852	107,973
Diluted	108,409	108,843

Dividends declared per common share	$0.6875	$0.6875

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)

Net income	$16,002	$203,608
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of $6.9 million at December 31, 2015 and $26.6 million at December 31, 2014	(11,010)	(42,244)
Minimum pension liability adjustments, net of income taxes of ($0.2) million at December 31, 2015 and ($0.1) million at December 31, 2014	313	196
Other comprehensive loss	(10,697)	(42,048)
Comprehensive income	$5,305	$161,560

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
OPERATING ACTIVITIES:
Net income	$16,002	$203,608
Adjustment for (income) loss from discontinued operations	(104)	15
Income from continuing operations	15,898	203,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142,129	138,232
Amortization of debt discount and debt issuance costs	255	58
Provision for bad debt	6	—
Stock-based compensation	7,921	6,982
Other	233	—
Income from asset sales	(4,589)	(4,173)
Deferred income tax expense	20,169	124,763
Change in assets and liabilities:
Accounts receivable	72,083	(44,766)
Inventories	1,299	(4,726)
Prepaid expenses and other	(3,657)	(7,048)
Accounts payable	(10,554)	4,784
Accrued liabilities	74,170	(37,097)
Deferred income taxes	3,487	(278)
Other noncurrent liabilities	(10,758)	12,970
Net cash provided by operating activities from continuing operations	308,092	393,324
Net cash used in operating activities from discontinued operations	104	(15)
Net cash provided by operating activities	308,196	393,309

INVESTING ACTIVITIES:
Capital expenditures	(114,470)	(369,981)
Purchase of short-term investments	(6,918)	—
Proceeds from sales of short-term investments	4,600	—
Proceeds from asset sales	6,058	7,160
Net cash used in investing activities	(110,730)	(362,821)

FINANCING ACTIVITIES:
Dividends paid	(74,560)	(74,822)
Repurchase of common stock	—	(59,654)
Debt issuance costs	(32)	—
Exercise of stock options, net of tax withholding	(59)	(2,062)
Tax withholdings related to net share settlements of restricted stock	(3,617)	(4,248)
Excess tax benefit from stock-based compensation	(352)	2,723
Net cash used in financing activities	(78,620)	(138,063)

Net increase (decrease) in cash and cash equivalents	118,846	(107,575)
Cash and cash equivalents, beginning of period	729,384	360,307
Cash and cash equivalents, end of period	$848,230	$252,732

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2015

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2015, as adjusted	110,987	$11,099	$420,141	$4,648,346	$(1,377)	3,220	$(182,363)	$4,895,846
Net income				16,002				16,002
Other comprehensive loss					(10,697)			(10,697)
Dividends declared ($0.6875 per share)				(74,751)				(74,751)
Exercise of stock options, net of tax withholding	119	12	3,693			64	(3,764)	(59)
Tax benefit of stock-based awards			(352)					(352)
Stock issued for vested restricted stock, net of shares withheld for employee taxes	190	19	(3,813)			1	177	(3,617)
Stock-based compensation			7,921					7,921

Balance, December 31, 2015	111,296	$11,130	$427,590	$4,589,597	$(12,074)	3,285	$(185,950)	$4,830,293

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2015 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

The Consolidated Condensed Financial Statements include the accounts of Helmerich & Payne, Inc. and its wholly-owned subsidiaries.  Prior to September 30, 2015, for financial reporting purposes, fiscal years of our foreign operations ended on August 31 to facilitate reporting of consolidated results, resulting in a one-month reporting lag when compared to the remainder of the Company.

Starting October 1, 2015, the reporting year-end of these foreign operations was changed from August 31 to September 30.  The previously existing one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to our investments in technology, ERP systems and personnel to enhance our financial statement close process.  We believe this change is preferable because the financial information of all operating segments is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available.  In accordance with Accounting Standards Codification (“ASC) 810-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.”   Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2016 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in a cumulative effect of an accounting change of $1.6 million, net of income tax effect, to retained earnings as of October 1, 2015.  Net income for the first quarter of fiscal 2016 would have been approximately $5.4 million higher absent the accounting change primarily due to the recognition of a $6.3 million currency devaluation loss that was recognized in quarter ending December 31, 2015, as opposed to the second quarter of fiscal 2016, as a result of the elimination of the one month lag.

The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for significant items.  Other accounts were minimally impacted.

			After Voluntary
			Change in
			Accounting
	As Reported	Adjustments	Principle
	Three Months Ended December 31, 2014
	(in thousands)

Operating revenues	$1,056,585	$4,202	$1,060,787
Operating costs, excluding depreciation	554,243	5,220	559,463
Net income	203,042	566	203,608
Diluted earnings per common share	1.85	0.01	1.86

	September 30, 2015
	(in thousands)

Total assets	$7,152,012	$(4,770)	$7,147,242
Total liabilities	2,254,560	(3,164)	2,251,396
Total shareholders’ equity	4,897,452	(1,606)	4,895,846

In November 2015, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes requiring all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, however, we have elected to early adopt effective October 1, 2015 prospectively.  As a result of the adoption, we will no longer have Deferred income taxes as a current asset in our Consolidated Condensed Balance Sheet.

As more fully described in our 2015 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three months ended December 31, 2015, early termination revenue was approximately $28.9 million.  We had $23.4 million of early termination revenue for the three months ended December 31, 2014.

Depreciation in the Consolidated Condensed Statements of Income includes abandonments of $0.5 million for the three months ended December 31, 2015 and $2.2 million for the three months ended December 31, 2014.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs.  Included in direct operating costs are aggregate foreign currency losses of $8.5 million for the three months ended December 31, 2015.  The losses  are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  For the three months ended December 31, 2014, we had aggregate currency gains of $1.5 million.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$15,898	$203,623
Income (loss) from discontinued operations	104	(15)
Net income	16,002	203,608
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(260)	(1,258)
Numerator for basic earnings per share:
From continuing operations	15,638	202,365
From discontinued operations	104	(15)
	15,742	202,350
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	6
Numerator for diluted earnings per share:
From continuing operations	15,638	202,371
From discontinued operations	104	(15)
	$15,742	$202,356
Denominator:
Denominator for basic earnings per share — weighted-average shares	107,852	107,973
Effect of dilutive shares from stock options and restricted stock	557	870
Denominator for diluted earnings per share — adjusted weighted-average shares	108,409	108,843

Basic earnings per common share:
Income from continuing operations	$0.15	$1.87
Income from discontinued operations	—	—
Net income	$0.15	$1.87

Diluted earnings per common share:
Income from continuing operations	$0.15	$1.86
Income from discontinued operations	—	—
Net income	$0.15	$1.86

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2015	2014
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	1,899	669
Weighted-average price per share	$63.66	$72.87

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities December 31, 2015	$64,462	$28,895	$19,829	$73,528
Equity securities September 30, 2015	$64,462	$28,530	$1,509	$91,483

On an ongoing basis we evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  The security in an unrealized loss position was below cost for under 30 days at both December 31, 2015 and September 30, 2015.  The security is in the international offshore drilling industry and has been impacted by the downturn in the energy sector.  Considering the factors above including the limited time that the security was in an unrealized position, impairment was not considered other-than-temporary at December 31, 2015.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $11.7 million at December 31, 2015 and $12.9 million at September 30, 2015.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At December 31, 2015, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2015, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Short-term investments:
Certificate of deposit	$2,100	$—	$2,100	$—
Corporate debt securities	25,450	—	25,450	—
U.S. government and federal agency securities	20,158	8,716	11,442	—
Total short-term investments	47,708	8,716	38,992	—
Cash and cash equivalents	848,230	848,230	—
Investments	73,528	73,528	—	—
Other current assets	37,255	37,005	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$1,008,721	$969,479	$39,242	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015
	(in millions)

Carrying value of long-term fixed-rate debt	$531.8	$531.5
Fair value of long-term fixed-rate debt	$540.4	$553.5

The fair value at December 31, 2015 for the $40 million fixed-rate debt was estimated using discounted cash flows at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using the outstanding market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

The fair value for the $500 million fixed-rate debt was based on broker quotes at December 31, 2015.  The notes are classified within Level 2 as they are not actively traded in markets.

5.              Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We have had no purchases of common shares in fiscal 2016.  During the three months ended December 31, 2014, we purchased 810,097 common shares at an aggregate cost of $59.7 million, which are held as treasury shares.

Components of accumulated other comprehensive income (loss) were as follows:

	December 31,	September 30,
	2015	2015
	(in thousands)

Pre-tax amounts:
Unrealized appreciation on securities	$9,066	$27,021
Unrecognized actuarial loss	(29,651)	(30,144)
	$(20,585)	$(3,123)
After-tax amounts:
Unrealized appreciation on securities	$6,191	$17,201
Unrecognized actuarial loss	(18,265)	(18,578)
	$(12,074)	$(1,377)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended December 31, 2015:

	Three Months Ended December 31, 2015
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at September 30, 2015	$17,201	$(18,578)	$(1,377)
Other comprehensive loss before reclassifications	(11,010)	—	(11,010)
Amounts reclassified from accumulated other comprehensive income	—	313	313
Net current-period other comprehensive income (loss)	(11,010)	313	(10,697)
Balances at December 31, 2015	$6,191	$(18,265)	$(12,074)

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three months ended December 31, 2015:

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details About Accumulated Other	Three Months Ended		Affected Line Item in the
Comprehensive Income	December 31,		Condensed Consolidated
(Loss) Components	2015	2014	Statement of Income
	(in thousands)

Defined Benefit Pension Items
Amortization of net actuarial loss	$493	$309	General and administrative
	(180)	(113)	Income tax provision
Total reclassifications for the period	$313	$196	Net of tax

6.              Cash Dividends

The $0.6875 per share cash dividend declared September 2, 2015, was paid December 1, 2015.  On December 1, 2015, a cash dividend of $0.6875 per share was declared for shareholders of record on February 15, 2016, payable March 1, 2016. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and stock appreciation rights to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 876,379 non-qualified stock options and 294,575 shares of restricted stock awards granted in the three months ended December 31, 2015.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) remain subject to the terms and conditions of that plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended
	December 31,
	2015	2014
	(in thousands)
Compensation expense
Stock options	$3,550	$3,062
Restricted stock	4,371	3,920
	$7,921	$6,982

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2015 and 2014:

	2015	2014

Risk-free interest rate	1.8%	1.7%
Expected stock volatility	37.6%	37.0%
Dividend yield	4.6%	3.9%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2015 is presented in the following tables:

	Three Months Ended December 31, 2015
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at October 1, 2015	2,776	$48.51
Granted	876	58.25
Exercised	(119)	31.19
Forfeited/Expired	(2)	54.65
Outstanding at December 31, 2015	3,531	$51.51	6.4	$26.6
Vested and expected to vest at December 31, 2015	3,495	$51.39	6.4	$26.7

Exercisable at December 31, 2015	2,331	$46.06	4.9	$26.6

The weighted-average fair value of options granted in the first quarter of fiscal 2016 was $13.12.

The total intrinsic value of options exercised during the three months ended December 31, 2015 was $3.1 million.

As of December 31, 2015, the unrecognized compensation cost related to stock options was $12.7 million which is expected to be recognized over a weighted-average period of 3.4 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2015, there was $33.1 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.9 years.

A summary of the status of our restricted stock awards as of December 31, 2015 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2015
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2015	668	$67.03
Granted	294	58.25
Vested (1)	(256)	64.75
Forfeited	(3)	68.57
Unvested at December 31, 2015	703	$64.17

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At December 31, 2015 and September 30, 2015, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,	September 30,	December 31,	September 30,
	2015	2015	2015	2015
	(in thousands)

Unsecured senior notes issued July 21, 2009:
Due July 21, 2016	$40,000	$40,000	$(441)	$(498)

Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	500,000	500,000	(7,799)	(7,965)
	540,000	540,000	(8,240)	(8,463)
Less long-term debt due within one year	40,000	40,000	(908)	(906)
Long-term debt	$500,000	$500,000	$(7,332)	$(7,557)

We have $40 million senior unsecured fixed-rate notes outstanding at December 31, 2015 that mature July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  A final annual principal repayment of $40 million is due July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

On March 19, 2015, we issued $500 million of 4.65 percent 10-year unsecured senior notes.  The net proceeds, after discount and issuance cost, have been or will be used for general corporate purposes, including capital expenditures associated with our rig construction program.  Interest is payable semi-annually on March 15 and September 15.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective yield method.

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on December 31, 2015, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  As of December 31, 2015, there were no borrowings, but there were three letters of credit outstanding in the amount of $40.3 million.  At December 31, 2015, we had $259.7 million available to borrow under our $300 million unsecured credit facility.

At December 31, 2015, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

9.              Income Taxes

Our effective tax rate for the first three months ended December 31, 2015 and 2014 was 54.1 percent and 38.4 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the three months ended December 31, 2015 was also impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.

10.       Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $38.1 million are outstanding at December 31, 2015.

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

11.       Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  To provide information about the different types of business activities in which we operate, we have included Offshore and International Land, along with our U.S. Land reportable operating segment, as separate reportable operating segments.  Additionally, each reportable operating segment is a strategic business unit that is managed separately.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Bahrain, and the U.A.E.  Other includes additional non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2015 and 2014 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2015
Contract Drilling:
U.S. Land	$369,805	$—	$369,805	$55,532
Offshore	41,880	—	41,880	7,722
International Land	72,194	—	72,194	(6,665)
	483,879	—	483,879	56,589
Other	3,968	219	4,187	(1,304)
	487,847	219	488,066	55,285
Eliminations	—	(219)	(219)	—
Total	$487,847	$—	$487,847	$55,285

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2014, as adjusted
Contract Drilling:
U.S. Land	$890,047	$—	$890,047	$318,129
Offshore	69,887	—	69,887	21,662
International Land	96,673	—	96,673	10,561
	1,056,607	—	1,056,607	350,352
Other	4,180	222	4,402	(1,899)
	1,060,787	222	1,061,009	348,453
Eliminations	—	(222)	(222)	—
Total	$1,060,787	$—	$1,060,787	$348,453

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income:

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
	(in thousands)

Segment operating income	$55,285	$348,453
Income from asset sales	4,589	4,173
Corporate general and administrative costs and corporate depreciation	(21,204)	(22,255)
Operating income	38,670	330,371

Other income (expense):
Interest and dividend income	733	295
Interest expense	(4,524)	(590)
Other	(261)	314
Total other income (expense)	(4,052)	19

Income from continuing operations before income taxes	$34,618	$330,390

The following table presents total assets by reportable segment:

		September 30,
	December 31, 2015	2015 (as adjusted)
	(in thousands)
Total assets
U.S. Land	$5,321,369	$5,429,179
Offshore	116,563	118,852
International Land	544,257	565,712
Other	37,498	38,397
	6,019,687	6,152,140
Investments and corporate operations	1,102,138	987,005
Total assets from continued operations	7,121,825	7,139,145
Discontinued operations	8,449	8,097
	$7,130,274	$7,147,242

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
	(in thousands)
Operating revenues
United States	$409,506	$956,281
Argentina	49,786	28,476
Colombia	6,743	23,937
Ecuador	3,940	13,890
Other foreign	17,872	38,203
Total	$487,847	$1,060,787

12.       Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2015 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2015	2014
	(in thousands)

Interest cost	$1,116	$1,171
Expected return on plan assets	(1,490)	(1,743)
Recognized net actuarial loss	493	309
Net pension expense (benefit)	$119	$(263)

Employer Contributions

We did not contribute to the Pension Plan during the three months ended December 31, 2015.  We could make contributions for the remainder of fiscal 2016 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
	(in thousands)

Capital expenditures incurred	$111,325	$353,007
Additions incurred prior year but paid for in current period	25,344	123,548
Additions incurred but not paid for as of the end of the period	(22,199)	(106,574)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$114,470	$369,981

14.  International Risk Factors

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

South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability.  From time to time these risks have impacted our business.  For example, on June 30, 2010, the Venezuelan government expropriated 11 rigs and associated real and personal property owned by our Venezuelan subsidiary.  Prior thereto, we also experienced currency devaluation losses in Venezuela and difficulty repatriating U.S. dollars to the United States.  Today, our contracts for work in foreign countries generally provide for payment in U.S. dollars.  However, in Argentina we are paid in Argentine pesos.  The Argentine branch of one of our second-tier subsidiaries then remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars.  In the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.

In December 2015, the Company experienced aggregate foreign currency losses of $8.5 million for the three months ended December 31, 2015.  The losses are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  It is expected that the Argentine peso will be allowed to float in the free exchange market and foreign exchange restrictions will be less prohibitive.  However, whether in Argentina or elsewhere, in the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2015, approximately 14.8 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the three months ended December 31, 2015, approximately 83.8 percent of operating revenues from international locations were from operations in South America.  All of the South American operating revenues were from Argentina, Colombia and Ecuador.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The provisions of ASU 2016-01 are effective for interim and annual periods starting after December 15, 2017.  At adoption, a cumulative-effect adjustment to beginning retained earnings will be recorded.  We will adopt this standard on October 1, 2018.  Subsequent to adoption, changes in the fair value of our available-for-sale investments will be recognized in net income and the effect will be subject to stock market fluctuations.

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

In connection with the notes, we are providing the following condensed consolidating financial information for the issuer, Helmerich & Payne International Drilling Co. and parent/guarantor, Helmerich & Payne, Inc., in accordance with the Commission disclosure requirements.  Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended December 31, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$405,537	$82,327	$(17)	$487,847
Operating costs and other	2,705	356,751	90,122	(401)	449,177
Operating income (loss) from continuing operations	(2,705)	48,786	(7,795)	384	38,670

Other income	20	656	180	(384)	472
Interest expense	(62)	(4,718)	256	—	(4,524)
Equity in net income (loss) of subsidiaries	17,549	(8,197)	—	(9,352)	—
Income (loss) from continuing operations before income taxes	14,802	36,527	(7,359)	(9,352)	34,618
Income tax provision	(1,200)	19,227	693	—	18,720
Income (loss) from continuing operations	16,002	17,300	(8,052)	(9,352)	15,898

Income from discontinued operations before income taxes	—	—	104	—	104
Income tax provision	—	—	—	—	—
Income from discontinued operations	—	—	104	—	104

Net income (loss)	$16,002	$17,300	$(7,948)	$(9,352)	$16,002

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended December 31, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$16,002	$17,300	$(7,948)	$(9,352)	$16,002
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(11,010)	—	—	(11,010)
Minimum pension liability adjustments, net	107	206	—	—	313
Other comprehensive income (loss)	107	(10,804)	—	—	(10,697)
Comprehensive income (loss)	$16,109	$6,496	$(7,948)	$(9,352)	$5,305

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended December 31, 2014, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$952,109	$108,694	$(16)	$1,060,787
Operating costs and other	3,021	629,038	99,389	(1,032)	730,416
Operating income (loss) from continuing operations	(3,021)	323,071	9,305	1,016	330,371

Other income	1	921	703	(1,016)	609
Interest expense	(7)	18	(601)	—	(590)
Equity in net income of subsidiaries	205,359	6,718	—	(212,077)	—
Income from continuing operations before income taxes	202,332	330,728	9,407	(212,077)	330,390
Income tax provision	(1,276)	126,122	1,921	—	126,767
Income from continuing operations	203,608	204,606	7,486	(212,077)	203,623

Loss from discontinued operations before income taxes	—	—	(15)	—	(15)
Income tax provision	—	—	—	—	—
Loss from discontinued operations	—	—	(15)	—	(15)

Net income	$203,608	$204,606	$7,471	$(212,077)	$203,608

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended December 31, 2014, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$203,608	$204,606	$7,471	$(212,077)	$203,608
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(42,244)	—	—	(42,244)
Minimum pension liability adjustments, net	82	114	—	—	196
Other comprehensive income (loss)	82	(42,130)	—	—	(42,048)
Comprehensive income	$203,690	$162,476	$7,471	$(212,077)	$161,560

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(705)	$816,342	$32,593	$—	$848,230
Short-term investments	—	47,708	—	—	47,708
Accounts receivable, net of reserve	(8)	309,127	64,782	(5)	373,896
Inventories	—	86,889	40,353	—	127,242
Prepaid expenses and other	26,550	7,133	43,825	(6,357)	71,151
Current assets of discontinued operations	—	—	8,449	—	8,449
Total current assets	25,837	1,267,199	190,002	(6,362)	1,476,676

Investments	11,748	73,528	—	—	85,276
Property, plant and equipment, net	62,282	5,038,560	429,975	—	5,530,817
Intercompany	15,821	1,233,222	253,557	(1,502,600)	—
Other assets	10,304	1,023	36,248	(10,070)	37,505
Investment in subsidiaries	5,631,533	219,311	—	(5,850,844)	—

Total assets	$5,757,525	$7,832,843	$909,782	$(7,369,876)	$7,130,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$39,092	$—	$—	$39,092
Accounts payable	79,879	10,922	5,646	(5)	96,442
Accrued liabilities	11,610	218,527	46,166	(6,357)	269,946
Current liabilities of discontinued operations	—	—	3,310	—	3,310
Total current liabilities	91,489	268,541	55,122	(6,362)	408,790

Noncurrent liabilities:
Long-term debt	—	492,668	—	—	492,668
Deferred income taxes	—	1,268,943	36,728	(10,070)	1,295,601
Intercompany	818,406	164,173	520,021	(1,502,600)	—
Other	17,337	24,425	56,021	—	97,783
Noncurrent liabilities of discontinued operations	—	—	5,139	—	5,139
Total noncurrent liabilities	835,743	1,950,209	617,909	(1,512,670)	1,891,191

Shareholders’ equity:
Common stock	11,130	100	—	(100)	11,130
Additional paid-in capital	427,590	46,856	374	(47,230)	427,590
Retained earnings	4,589,597	5,574,085	236,377	(5,810,462)	4,589,597
Accumulated other comprehensive loss	(12,074)	(6,948)	—	6,948	(12,074)
Treasury stock, at cost	(185,950)	—	—	—	(185,950)
Total shareholders’ equity	4,830,293	5,614,093	236,751	(5,850,844)	4,830,293

Total liabilities and shareholders’ equity	$5,757,525	$7,832,843	$909,782	$(7,369,876)	$7,130,274

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(838)	$693,273	$36,949	$—	$729,384
Short-term investments	—	45,543	—	—	45,543
Accounts receivable, net of reserve	152	374,383	71,418	(5)	445,948
Inventories	—	88,010	40,531	—	128,541
Deferred income taxes	2,834	19,277	—	(4,905)	17,206
Prepaid expenses and other	20,018	6,713	45,647	(7,903)	64,475
Current assets of discontinued operations	—	—	8,097	—	8,097
Total current assets	22,166	1,227,199	202,642	(12,813)	1,439,194

Investments	12,871	91,483	—	—	104,354
Property, plant and equipment, net	55,902	5,063,705	443,563	—	5,563,170
Intercompany	15,875	1,192,634	230,652	(1,439,161)	—
Other assets	8,387	1,389	38,901	(8,153)	40,524
Investment in subsidiaries	5,623,754	227,587	—	(5,851,341)	—

Total assets	$5,738,955	$7,803,997	$915,758	$(7,311,468)	$7,147,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$39,094	$—	$—	$39,094
Accounts payable	80,673	20,404	7,097	(5)	108,169
Accrued liabilities	10,688	151,721	46,251	(11,103)	197,557
Current liabilities of discontinued operations	—	—	3,377	—	3,377
Total current liabilities	91,361	211,219	56,725	(11,108)	348,197

Noncurrent liabilities:
Long-term debt	—	492,443	—	—	492,443
Deferred income taxes	—	1,275,428	33,546	(13,058)	1,295,916
Intercompany	733,008	186,784	516,169	(1,435,961)	—
Other	18,740	31,560	59,820	—	110,120
Noncurrent liabilities of discontinued operations	—	—	4,720	—	4,720
Total noncurrent liabilities	751,748	1,986,215	614,255	(1,449,019)	1,903,199

Shareholders’ equity:
Common stock	11,099	100	—	(100)	11,099
Additional paid-in capital	420,141	45,824	349	(46,173)	420,141
Retained earnings	4,648,346	5,556,783	244,429	(5,801,212)	4,648,346
Accumulated other comprehensive income (loss)	(1,377)	3,856	—	(3,856)	(1,377)
Treasury stock, at cost	(182,363)	—	—	—	(182,363)
Total shareholders’ equity	4,895,846	5,606,563	244,778	(5,851,341)	4,895,846

Total liabilities and shareholders’ equity	$5,738,955	$7,803,997	$915,758	$(7,311,468)	$7,147,242

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,381	$307,138	$(3,323)	$—	$308,196

INVESTING ACTIVITIES:
Capital expenditures	(9,085)	(103,510)	(1,875)	—	(114,470)
Intercompany transfers	9,085	(9,085)	—	—	—
Purchase of short-term investments	—	(6,918)	—	—	(6,918)
Proceeds from sale of short-term investments	—	4,600	—	—	4,600
Proceeds from asset sales	—	5,241	817	—	6,058
Net cash used in investing activities	—	(109,672)	(1,058)	—	(110,730)

FINANCING ACTIVITIES:
Dividends paid	(74,560)	—	—	—	(74,560)
Intercompany transfers	74,560	(74,560)	—	—	—
Debt issuance costs	—	(32)	—	—	(32)
Exercise of stock options, net of tax withholding	(59)	—	—	—	(59)
Tax withholdings related to net share settlements of restricted stock	(3,617)	—	—	—	(3,617)
Excess tax benefit from stock-based compensation	(572)	195	25	—	(352)
Net cash provided by (used in) financing activities	(4,248)	(74,397)	25	—	(78,620)

Net increase (decrease) in cash and cash equivalents	133	123,069	(4,356)	—	118,846
Cash and cash equivalents, beginning of period	(838)	693,273	36,949	—	729,384
Cash and cash equivalents, end of period	$(705)	$816,342	$32,593	$—	$848,230

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31, 2014, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$8,699	$367,674	$16,936	$—	$393,309

INVESTING ACTIVITIES:
Capital expenditures	(3,491)	(341,499)	(24,991)	—	(369,981)
Intercompany transfers	3,491	(3,491)	—	—	—
Proceeds from asset sales	—	6,285	875	—	7,160
Net cash used in investing activities	—	(338,705)	(24,116)	—	(362,821)

FINANCING ACTIVITIES:
Dividends paid	(74,822)	—	—	—	(74,822)
Repurchase of common stock	(59,654)	—	—	—	(59,654)
Intercompany transfers	134,476	(134,476)	—	—	—
Exercise of stock options, net of tax withholding	(2,062)	—	—	—	(2,062)
Tax withholdings related to net share settlements of restricted stock	(4,248)	—	—	—	(4,248)
Excess tax benefit from stock-based compensation	33	2,667	23	—	2,723
Net cash provided by (used in) financing activities	(6,277)	(131,809)	23	—	(138,063)

Net increase (decrease) in cash and cash equivalents	2,422	(102,840)	(7,157)	—	(107,575)
Cash and cash equivalents, beginning of period	(2,050)	329,655	32,702	—	360,307
Cash and cash equivalents, end of period	$372	$226,815	$25,545	$—	$252,732

17.  Subsequent Events

Due to the continued downturn in the oil and gas industry from the decline in oil prices, our customers have reduced their drilling activity.  Based on received early termination notices, early termination revenue recognized is expected to be over $78 million during the second quarter of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2015

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2015 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, the loss of one or a number of our largest customers, early termination of drilling contracts and failure to realize backlog drilling revenue, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets and other international uncertainties, loss of well control, pollution of offshore waters and reservoir damage, operational risks that are not fully insured against or covered by adequate contractual indemnities, passage of laws or regulations including those limiting hydraulic fracturing, litigation and governmental investigations, failure to comply with the terms of our plea agreement with the United States Department of Justice, failure to comply with the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and other governmental laws and regulations, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in drilling or other technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2015 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Prior to September 30, 2015, fiscal years of our foreign operations ended on August 31 to facilitate reporting of consolidated results, resulting in a one-month reporting lag when compared to the remainder of the Company.

Starting October 1, 2015, the reporting year-end of these foreign operations was changed from August 31 to September 30.  The previously existing one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to our investments in technology, ERP systems and personnel to enhance our financial statement close process.  We believe this change is preferable because the financial information of all operating segments is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available.  The elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.”   Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2016 have been changed to reflect the period-specific effects of applying this accounting principle.

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014

We reported net income of $16.0 million ($0.15 per diluted share) from operating revenues of $487.8 million for the first quarter ended December 31, 2015, compared with net income from continuing operations of $203.6 million ($1.86 per diluted share) from operating revenues of $1.1 billion for the first quarter of fiscal year 2014.  Net income for the first quarter of fiscal 2016 includes approximately $2.9 million ($0.03 per diluted share) of after-tax gains from the sale of assets.  Net income for the first quarter of fiscal 2015 includes approximately $2.6 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2015 and 2014.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2015	2014 (as adjusted)
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$369,805	$890,047
Direct operating expenses	181,541	441,126
General and administrative expense	12,373	11,715
Depreciation	120,359	119,077
Segment operating income	$55,532	$318,129

Revenue days	11,945	27,355
Average rig revenue per day	$28,651	$29,457
Average rig expense per day	$12,890	$13,046
Average rig margin per day	$15,761	$16,411
Rig utilization	39%	89%

U.S. Land segment operating income decreased to $55.5 million for the first quarter of fiscal 2016 compared to $318.1 million in the same period of fiscal 2015.  Revenues were $369.8 million and $890.0 million in the first quarter of fiscal 2016 and 2015, respectively.  Included in U.S. land revenues for the three months ended December 31, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $27.6 million and $84.3 million, respectively.  Also included in revenue for the three months ended December 31, 2015 is early termination revenue of $28.9 million compared to $23.4 million during the same period of fiscal 2015.

Excluding early termination per day revenue of $2,417 and $854 for the three months ended December 31, 2015 and 2014, respectively, average rig revenue per day for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 decreased by $2,369 to $26,234.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 56% decrease in revenue days when comparing the first fiscal quarter of 2016 to the same period in 2015.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

Depreciation increased $1.3 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.  Depreciation increased in the comparative periods due to the net increase in available rigs as 31 new FlexRigs were placed into service in fiscal 2015 and fiscal 2016 and 23 rigs were decommissioned in fiscal 2015.

U.S. land rig utilization decreased to 39 percent for the first quarter of 2016 compared to 89 percent for the first quarter of fiscal 2015.  U.S. land rig revenue days for the first quarter of fiscal 2016 were 11,945 compared with 27,355 for the same period of fiscal 2015, with an average of 129.8 and 297.3 rigs working during the first quarter of fiscal 2016 and 2015, respectively.  We expect rig utilization to decrease in the second quarter of fiscal 2016 primarily due to rigs idled during the first quarter that are expected to remain idle throughout the second quarter and rigs that have recently become idle.

At December 31, 2015, 131 out of 345 existing rigs in the U.S. Land segment were contracted.  Of the 131 contracted rigs, 101 were under fixed term contracts and 30 were working in the spot market.  As of January 28, 2016, 121 rigs remain contracted in the segment excluding rigs that are in the process of stacking.  Based on received early termination notices, early termination revenue is expected to be over $78 million during the second fiscal quarter of 2016.

	Three Months Ended December 31,
	2015	2014 (as adjusted)
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$41,880	$69,887
Direct operating expenses	30,293	44,475
General and administrative expense	862	826
Depreciation	3,003	2,924
Segment operating income	$7,722	$21,662

Revenue days	736	809
Average rig revenue per day	$27,539	$55,341
Average rig expense per day	$19,619	$34,609
Average rig margin per day	$7,920	$20,732
Rig utilization	89%	98%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $6.3 million and $5.7 million for the three months ended December 31, 2015 and 2014, respectively.

Average rig revenue per day and average rig margin per day decreased in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

At the end of December 31, 2015 and December 31, 2014, eight platform rigs were contracted.

	Three Months Ended December 31,
	2015	2014 (as adjusted)
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$72,194	$96,673
Direct operating expenses	64,008	73,923
General and administrative expense	718	516
Depreciation	14,133	11,673
Segment operating income (loss)	$(6,665)	$10,561

Revenue days	1,411	2,069
Average rig revenue per day	$46,031	$40,844
Average rig expense per day	$34,220	$30,502
Average rig margin per day	$11,811	$10,342
Rig utilization	40%	60%

The International Land segment incurred an operating loss of $6.7 million for the first quarter of fiscal 2016 compared to operating income of $10.6 million in the same period of fiscal 2015.  Included in International land revenues for the three months ended December 31, 2015 and 2014 are reimbursements for “out-of-pocket” expenses of $7.2 million and $12.2 million, respectively.

Included in direct operating expenses for the three months ended December 31, 2015 is $8.5 million of foreign currency transaction losses, primarily due to a devaluation of the Argentine peso in December 2015.

Average rig revenue per day for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 increased by $5,187 to $46,031.  Rigs transferred into the segment in the previous fiscal year that have begun operations favorably impacted revenue and average rig revenue per day during the first quarter of fiscal 2016.  During the current quarter, an average of 15.3 rigs worked compared to an average of 22.5 rigs in the first quarter of fiscal 2015.  We expect revenue days to decrease in the second quarter of fiscal 2016 as two rigs have recently become idle.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2015 and 2014, we incurred $2.9 million and $4.2 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

Interest expense, net of amounts capitalized, totaled $4.5 million and $0.6 million for the three months ended December 31, 2015 and 2014, respectively.  Interest expense is primarily attributable to fixed-rate debt outstanding.  The increase in interest expense in the comparative quarters is primarily due to the issuance of $500 million unsecured senior notes in March 2015.

Income tax expense decreased to $18.7 million in the first quarter of fiscal 2016 from $126.8 million in the first quarter of fiscal 2015, and the effective tax rate increased to 54.1 percent from 38.4 percent.  The effective tax rate for the three months ended December 31, 2015 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.  We expect the effective tax rate for each of the remaining three quarters of fiscal 2016 to be between 32 and 35 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $848.2 million at December 31, 2015 from $729.4 million at September 30, 2015. The following table provides a summary of cash flows:

	Three Months Ended
	December 31,
	2015	2014 (as adjusted)
	(in thousands)

Net cash provided (used) by:

Operating activities	$308,196	$393,309
Investing activities	(110,730)	(362,821)
Financing activities	(78,620)	(138,063)
Increase (decrease) in cash and cash equivalents	$118,846	$(107,575)

Operating activities

Cash flows from operating activities were approximately $308.2 million for the three months ended December 31, 2015 compared to approximately $393.3 million for the same period ended December 31, 2014.  Multiple items contributed to the change, including changes in current assets and current liabilities due to lower rig utilization and increased deferred revenue from early termination in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Investing activities

Capital expenditures during the three months ended December 31, 2015 were $114.5 million compared to $370.0 million during the three months ended December 31, 2014.  The decrease is primarily due to the reduction in the number of new rigs built during the comparative quarter.

Financing activities

During the first quarter of fiscal 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million.

Other Liquidity

Our operating cash requirements, scheduled debt repayments, interest payments, any stock repurchases and estimated capital expenditures, including our rig construction program, for fiscal 2016 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will continue to generate cash flows at current levels.  Our indebtedness totaled $531.8 million at December 31, 2015, of which $40.0 million is due later in fiscal 2016.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2015 and September 30, 2015 was $2.7 billion and $3.1 billion, respectively.  The decrease in backlog at December 31, 2015 from September 30, 2015 is primarily due to the revenue earned since September 30, 2015 and the expiration and termination of long-term contracts.  Approximately 65.6 percent of the December 31, 2015 backlog is not reasonably expected to be filled in fiscal 2016. Included in backlog is early termination revenue expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.  Term contracts customarily provide for termination at the election of the customer with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, under certain limited circumstances, a customer is not required to pay an early termination.  There may also be instances where a customer is financially unable or refuses to pay an early termination fee.

The following table sets forth the total backlog by reportable segment as of December 31, 2015 and September 30, 2015, and the percentage of the December 31, 2015 backlog not reasonably expected to be filled in fiscal 2016:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2015	2015	Expected to be Filled in Fiscal 2016
	(in billions)

U.S. Land	$1.9	$2.2	59.8%
Offshore	0.1	0.1	71.9%
International Land	0.7	0.8	79.2%
	$2.7	$3.1

We obtain certain key rig components from a single or limited number of vendors or fabricators. Certain of these vendors or fabricators are thinly capitalized independent companies located on the Texas Gulf Coast.  Therefore, disruptions in rig component deliveries may occur resulting in construction delays and possibly termination of long-term contracts.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk, operational risks, including weather, and vendors that are limited in number and thinly capitalized.

Capital Resources

During the three months ended December 31, 2015, we completed four new FlexRigs.  An additional new FlexRig under fixed-term contract was completed by January 31, 2016.  We are scheduled to complete another two FlexRigs.  Like those completed and placed into service in prior fiscal periods, each of the new FlexRigs is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2016 is expected to be in the range of $300 million to $400 million.  However, the actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the further enhancement of our existing fleet.  All new FlexRigs scheduled for delivery during calendar 2016 are supported with multi-year contracts.  Capital expenditures were $114.5 million and $370.0 million for the first three months of fiscal 2016 and 2015, respectively.

There were no other significant changes in our financial position since September 30, 2015.

MATERIAL COMMITMENTS

Material commitments as reported in our 2015 Annual Report on Form 10-K have not changed significantly at December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2015 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The provisions of ASU 2016-01 are effective for interim and annual periods starting after December 15, 2017.  At adoption, a cumulative-effect adjustment to beginning retained earnings will be recorded.  We will adopt this standard on October 1, 2018.  Subsequent to adoption, changes in the fair value of our available-for-sale investments will be recognized in net income and the effect will be subject to stock market fluctuations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes requiring all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, however, we have elected to early adopt effective October 1, 2015 prospectively.  As a result of the adoption, we will no longer have Deferred income taxes as a current asset in our Consolidated Condensed Balance Sheet.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•      Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk is incorporated herein by reference;

•      “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 25, 2015;

•      Note 8 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk is incorporated herein by reference;

•      Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference; and

•      Risk Factors in Item 1A of Part II hereof with regard to commodity price risk and foreign currency exchange rate risk.

ITEM 4.   CONTROLS AND PROCEDURES

Beginning in fiscal 2015, we began designing and implementing a new enterprise resource planning system.  We are implementing aspects of this system in discrete phases, with the initial transition from our current system to the new system planned to occur in the next fiscal quarter.  As a result, this implementation requires us to monitor and maintain appropriate internal control over financial reporting during this transition.  While we expect that our internal controls over financial reporting will remain largely similar or unchanged, it is possible that during the implementation, we may make changes to our internal control over financial reporting that could materially affect our internal control over financial reporting.  In addition, it is possible that during each phase of the implementation, we may make changes to our internal control over financial reporting that did not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2014, oil prices reached over $106 per barrel and then began to decline significantly during the second half of 2014 and continued to decline in 2015 closing below $40 per barrel by December 31, 2015.  During January 2016, oil prices dropped below $30 per barrel.  As a result, many of our customers have announced significant reductions in their 2016 capital spending budgets.  At December 31, 2014, 294  out of an available 337 land rigs were working in the U.S. Land segment.  In contrast, at December 31, 2015, 131 out of an available 345 land rigs were contracted in the U.S. Land segment.  After giving effect to new FlexRigs placed into service and additional rig releases since December 31, 2015, as of January 28, 2016, 121 rigs remain contracted in the U.S. Land segment.  In the event oil prices remain depressed for a sustained period, or decline further, our U.S. Land, International Land and Offshore segments may experience further, significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability.  From time to time these risks have impacted our business.  For example, on June 30, 2010, the Venezuelan government expropriated 11 rigs and associated real and personal property owned by our Venezuelan subsidiary.  Prior thereto, we also experienced currency devaluation losses in Venezuela and difficulty repatriating U.S. dollars to the United States.  Today, our contracts for work in foreign countries generally provide for payment in U.S. dollars.  However, in Argentina we are paid in Argentine pesos.  The Argentine branch of one of our second-tier subsidiaries then remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars.  In the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.

In December 2015, the Company experienced aggregate foreign currency losses of $8.5 million for the three months ended December 31, 2015.  The losses are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  It is expected that the Argentine peso will be allowed to float in the free exchange market and foreign exchange restrictions will be less prohibitive.  However, whether in Argentine or elsewhere, in the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2015, approximately 14.8 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the three months ended December 31, 2015, approximately 83.8 percent of operating revenues from international locations were from operations in South America.  All of the South American operating revenues were from Argentina, Colombia and Ecuador.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

We may encounter difficulties in operating a newly implemented enterprise resource planning system, which may adversely affect the timeliness of our financial reporting.

We are implementing a new enterprise resource planning (“ERP”) system in the second quarter of fiscal year 2016 as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems.  Unexpected difficulties in the implementation or operation of this ERP system could adversely affect our ability to meet financial reporting obligations in a timely manner.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2015.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2016, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above, for the three months ended December 31, 2015 there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects the Company’s repurchase of Common Stock for the three months ended December 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number That May Yet Be Purchased Under Plans or Programs (2)

October 1 – October 31, 2015	—	$—	—	4,000,000
November 1 – November 30, 2015	—	—	—	4,000,000
December 1 – December 31, 2015	67,491	53.59	—	4,000,000
TOTAL	67,491	$53.59	—	4,000,000

(1) The total number of shares purchased consists of shares acquired in connection with the exercise of stock options and for the payment of taxes associated with the vesting of shares of restricted stock under the share withholding provisions of our long-term incentive plans.

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

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1

Thirteenth Amendment to Office Lease dated October 9, 2015, between ASP, Inc. and Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2015, SEC File No. 001-04221).

18	Letter Regarding Change in Accounting Principle.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2015, filed on February 5, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 5, 2016	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	February 5, 2016	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1

Thirteenth Amendment to Office Lease dated October 9, 2015, between ASP, Inc. and Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2015, SEC File No. 001-04221).

18	Letter Regarding Change in Accounting Principle.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2015, filed on February 5, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.