Form 10-Q
period 2016-03-31
Helmerich & Payne, Inc.
filed 2016-05-06
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2016
Common Stock, $0.10 par value	108,039,174

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

		September 30,
	March 31, 2016	2015 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$898,013	$729,384
Short-term investments	45,526	45,543
Accounts receivable, less reserve of $5,148 at March 31, 2016 and $6,181 at September 30, 2015	330,726	445,948
Inventories	129,649	128,541
Deferred income taxes	—	17,206
Prepaid expenses and other	56,233	64,475
Current assets of discontinued operations	230	8,097
Total current assets	1,460,377	1,439,194

Investments	83,363	104,354
Property, plant and equipment, net	5,446,352	5,563,170
Other assets	35,013	40,524

Total assets	$7,025,105	$7,147,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year less unamortized debt issuance costs	$39,144	$39,094
Accounts payable	91,437	108,169
Accrued liabilities	240,665	197,557
Current liabilities of discontinued operations	82	3,377
Total current liabilities	371,328	348,197

Noncurrent liabilities:
Long-term debt less unamortized discount and debt issuance costs	492,919	492,443
Deferred income taxes	1,278,664	1,295,916
Other	95,984	110,120
Noncurrent liabilities of discontinued operations	4,110	4,720
Total noncurrent liabilities	1,871,677	1,903,199

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 111,356,865 shares and 110,987,546 shares issued as of March 31, 2016 and September 30, 2015, respectively and 108,039,174 shares and 107,767,915 shares outstanding as of March 31, 2016 and September 30, 2015, respectively	11,136	11,099
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	436,117	420,141
Retained earnings	4,536,047	4,648,346
Accumulated other comprehensive loss	(13,214)	(1,377)
Treasury stock, at cost	(187,986)	(182,363)
Total shareholders’ equity	4,782,100	4,895,846

Total liabilities and shareholders’ equity	$7,025,105	$7,147,242

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)
Operating revenues:
Drilling — U.S. Land	$349,283	$718,463	$719,088	$1,608,510
Drilling — Offshore	34,325	62,428	76,205	132,315
Drilling — International Land	51,352	101,038	123,546	197,711
Other	3,231	3,741	7,199	7,921
	438,191	885,670	926,038	1,946,457

Operating costs and other:
Operating costs, excluding depreciation	221,611	467,099	498,255	1,026,562
Depreciation	141,517	150,248	283,646	288,480
General and administrative	33,811	34,995	65,885	67,731
Research and development	2,315	4,857	5,234	9,015
Income from asset sales	(2,684)	(2,855)	(7,273)	(7,028)
	396,570	654,344	845,747	1,384,760

Operating income from continuing operations	41,621	231,326	80,291	561,697

Other income (expense):
Interest and dividend income	799	2,564	1,532	2,859
Interest expense	(5,721)	(2,600)	(10,245)	(3,190)
Other	653	55	392	369
	(4,269)	19	(8,321)	38

Income from continuing operations before income taxes	37,352	231,345	71,970	561,735
Income tax provision	12,178	77,803	30,898	204,570
Income from continuing operations	25,174	153,542	41,072	357,165

Income (loss) from discontinued operations before income taxes	(56)	(76)	48	(91)
Income tax provision	3,913	(77)	3,913	(77)

Income (loss) from discontinued operations	(3,969)	1	(3,865)	(14)

NET INCOME	$21,205	$153,543	$37,207	$357,151

Basic earnings per common share:
Income from continuing operations	$0.23	$1.42	$0.38	$3.29
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income	$0.19	$1.42	$0.34	$3.29

Diluted earnings per common share:
Income from continuing operations	$0.23	$1.41	$0.37	$3.27
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income	$0.19	$1.41	$0.33	$3.27

Weighted average shares outstanding:
Basic	108,014	107,646	107,933	107,812
Diluted	108,466	108,370	108,430	108,620

Dividends declared per common share	$0.6875	$0.6875	$1.3750	$1.3750

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)

Net income	$21,205	$153,543	$37,207	$357,151
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of ($0.9) million and ($7.9) million at March 31, 2016 and ($0.8) million and ($27.4) million at March 31, 2015	(1,453)	(1,203)	(12,463)	(43,447)
Minimum pension liability adjustments, net of income taxes of $0.2 million and $0.4 million at March 31, 2016 and $0.1 million and $0.2 million at March 31, 2015	313	197	626	393
Other comprehensive loss	(1,140)	(1,006)	(11,837)	(43,054)
Comprehensive income	$20,065	$152,537	$25,370	$314,097

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2016	2015 (as adjusted)
OPERATING ACTIVITIES:
Net income	$37,207	$357,151
Adjustment for loss from discontinued operations	3,865	14
Income from continuing operations	41,072	357,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	283,646	288,480
Amortization of debt discount and debt issuance costs	558	187
Stock-based compensation	13,987	13,079
Pension settlement charge	1,454	—
Other	105	33
Income from asset sales	(7,273)	(7,028)
Deferred income tax expense	4,877	133,678
Change in assets and liabilities:
Accounts receivable	115,222	71,881
Inventories	(1,108)	(18,409)
Prepaid expenses and other	13,753	(12,631)
Accounts payable	(13,574)	3,259
Accrued liabilities	51,059	(47,620)
Deferred income taxes	2,580	20
Other noncurrent liabilities	(13,939)	34,488
Net cash provided by operating activities from continuing operations	492,419	816,582
Net cash provided by (used in) operating activities from discontinued operations	98	(14)
Net cash provided by operating activities	492,517	816,568

INVESTING ACTIVITIES:
Capital expenditures	(180,481)	(766,029)
Purchase of short-term investments	(21,869)	—
Proceeds from sales of short-term investments	21,676	—
Proceeds from asset sales	9,715	15,155
Net cash used in investing activities	(170,959)	(750,874)

FINANCING ACTIVITIES:
Proceeds from senior notes, net of discount	—	497,125
Debt issuance costs	(32)	(4,334)
Net increase in bank overdraft	—	12,560
Proceeds on short-term debt	—	1,002
Payments on short-term debt	—	(1,002)
Dividends paid	(149,300)	(149,347)
Repurchase of common stock	—	(59,654)
Exercise of stock options, net of tax withholding	(199)	(1,079)
Tax withholdings related to net share settlements of restricted stock	(3,617)	(4,248)
Excess tax benefit from stock-based compensation	219	2,761
Net cash provided by (used in) financing activities	(152,929)	293,784

Net increase in cash and cash equivalents	168,629	359,478
Cash and cash equivalents, beginning of period	729,384	360,307
Cash and cash equivalents, end of period	$898,013	$719,785

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2016

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2015, as adjusted	110,987	$11,099	$420,141	$4,648,346	$(1,377)	3,220	$(182,363)	$4,895,846
Net income				37,207				37,207
Other comprehensive loss					(11,837)			(11,837)
Dividends declared ($1.375 per share)				(149,506)				(149,506)
Exercise of stock options, net of tax withholding	179	18	5,583			97	(5,800)	(199)
Tax benefit of stock-based awards			219					219
Stock issued for vested restricted stock, net of shares withheld for employee taxes	190	19	(3,813)			1	177	(3,617)
Stock-based compensation			13,987					13,987
Balance, March 31, 2016	111,356	$11,136	$436,117	$4,536,047	$(13,214)	3,318	$(187,986)	$4,782,100

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

Starting October 1, 2015, the reporting year-end of these foreign operations was changed from August 31 to September 30.  The previously existing one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to our investments in technology, ERP systems and personnel to enhance our financial statement close process.  We believe this change is preferable because the financial information of all operating segments is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available.  In accordance with Accounting Standards Codification (“ASC) 810-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.”   Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2016 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in a cumulative effect of an accounting change of $1.6 million, net of income tax effect, to retained earnings as of October 1, 2015.  Net income from continuing operations for the second quarter of fiscal 2016 would have been approximately $6.3 million lower absent the accounting change primarily due to the recognition of approximately $6.1 million currency devaluation losses that were recognized in the quarter ending December 31, 2015, as opposed to the second quarter of fiscal 2016, as a result of the elimination of the one month lag.  Net income from continuing operations for the six months ended March 31, 2016 would have been approximately $0.9 million lower absent the accounting change.  Net loss from discontinued operations would have been approximately $4.0 million less in the three and six months ended March 31, 2016 absent the accounting change due to a currency devaluation recognized in the quarter ending March 31, 2016, as opposed to the third quarter of fiscal 2016.

The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for significant items.  Other accounts were minimally impacted.

			After Voluntary
			Change in
			Accounting
	As Reported	Adjustments	Principle
	Three Months Ended March 31, 2015
	(in thousands)

Operating revenues	$883,052	$2,618	$885,670
Operating costs, excluding depreciation	469,328	(2,229)	467,099
Net income	149,537	4,006	153,543
Diluted earnings per common share	1.37	0.04	1.41

	Six Months Ended March 31, 2015
	(in thousands)

Operating revenues	$1,939,637	$(6,820)	$1,946,457
Operating costs, excluding depreciation	1,023,571	(2,991)	1,026,562
Net income	352,579	4,572	357,151
Diluted earnings per common share	3.23	0.04	3.27

	September 30, 2015
	(in thousands)

Total assets	$7,152,012	$(4,770)	$7,147,242
Total liabilities	2,254,560	(3,164)	2,251,396
Total shareholders’ equity	4,897,452	(1,606)	4,895,846

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

As more fully described in our 2015 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and six months ended March 31, 2016, early termination revenue was approximately $79.6 million and $108.4 million, respectively.  We had $72.4 million and $95.8 million, respectively, of early termination revenue for the three and six months ended March 31, 2015.

Depreciation in the Consolidated Condensed Statements of Income includes abandonments of $0.3 million and $0.8 million for the three and six months ended March 31, 2016 compared to $10.1 million and $12.3 million for the three and six months ended March 31, 2015.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs.  Included in direct operating costs are aggregate foreign currency gains of $0.2 million and losses of $8.3 million, respectively, for the three and six months ended March 31, 2016.  The losses are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  For the three and six months ended March 31, 2015, we had aggregate currency gains of $0.3 million and $1.7 million, respectively.

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

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $4.0 million in the second fiscal quarter of 2016, all of which corresponds to the Company’s former operations in Venezuela.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)
	(in thousands, except per share amounts)

Numerator:
Income from continuing operations	$25,174	$153,542	$41,072	$357,165
Income (loss) from discontinued operations	(3,969)	1	(3,865)	(14)
Net income	21,205	153,543	37,207	357,151
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(483)	(974)	(940)	(2,241)
Numerator for basic earnings per share:
From continuing operations	24,691	152,568	40,132	354,924
From discontinued operations	(3,969)	1	(3,865)	(14)

Adjustment for diluted earnings per share:	20,722	152,569	36,267	354,910
Effect of reallocating undistributed earnings of unvested shareholders	—	3	—	10
Numerator for diluted earnings per share:
From continuing operations	24,691	152,571	40,132	354,934
From discontinued operations	(3,969)	1	(3,865)	(14)
	$20,722	$152,572	$36,267	$354,920
Denominator:
Denominator for basic earnings per share — weighted-average shares	108,014	107,646	107,933	107,812
Effect of dilutive shares from stock options and restricted stock	452	724	497	808
Denominator for diluted earnings per share — adjusted weighted-average shares	108,466	108,370	108,430	108,620
Basic earnings per common share:
Income from continuing operations	$0.23	$1.42	$0.38	$3.29
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income	$0.19	$1.42	$0.34	$3.29
Diluted earnings per common share:
Income from continuing operations	$0.23	$1.41	$0.37	$3.27
Loss from discontinued operations	(0.04)	—	(0.04)	—
Net income	$0.19	$1.41	$0.33	$3.27

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	2,211	667	2,211	667
Weighted-average price per share	$62.29	$72.85	$62.29	$72.85

4.     Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities March 31, 2016	$64,462	$30,765	$24,069	$71,158
Equity securities September 30, 2015	$64,462	$28,530	$1,509	$91,483

On an ongoing basis we evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  One of our securities was in an unrealized loss position for under 30 days at September 30, 2015 and then dropped below cost again in December 2015 and continued to be in a loss position through May 2, 2016.  The security is in the international offshore drilling industry which is cyclical and has been impacted by the downturn in the energy sector.  Considering the factors above including the limited time that the security was in an unrealized position and based on our ability and intent to hold these investments until the fair value recovers, impairment was not considered other-than-temporary at March 31, 2016.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $12.2 million at March 31, 2016 and $12.9 million at September 30, 2015.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At March 31, 2016, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At March 31, 2016, financial instruments utilizing level 2 inputs include a bank certificate of deposit included in other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value on a recurring basis presented in our Consolidated Condensed Balance Sheet as of March 31, 2016:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Short-term investments:
Corporate debt securities	$18,427	$—	$18,427	$—
U.S. government and federal agency securities	27,099	16,661	10,438	—
Total short-term investments	45,526	16,661	28,865	—
Cash and cash equivalents	898,013	898,013	—
Investments	71,158	71,158	—	—
Other current assets	28,912	28,662	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$1,045,609	$1,016,494	$29,115	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016	2015
	(in millions)

Carrying value of long-term fixed-rate debt	$532.1	$531.5
Fair value of long-term fixed-rate debt	$533.2	$553.5

The fair value at March 31, 2016 for the $40 million fixed-rate debt was estimated using discounted cash flows at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using the outstanding market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

The fair value for the $500 million fixed-rate debt was based on broker quotes at March 31, 2016.  The notes are classified within Level 2 as they are not actively traded in markets.

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

Components of accumulated other comprehensive income (loss) were as follows:

	March 31,	September 30,
	2016	2015
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$6,696	$27,021
Unrecognized actuarial loss	(29,158)	(30,144)
	$(22,462)	$(3,123)
After-tax amounts:
Unrealized appreciation on securities	$4,738	$17,201
Unrecognized actuarial loss	(17,952)	(18,578)
	$(13,214)	$(1,377)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at January 1, 2016	$6,191	$(18,265)	$(12,074)
Other comprehensive loss before reclassifications	(1,453)	—	(1,453)
Amounts reclassified from accumulated other comprehensive income	—	313	313
Net current-period other comprehensive income (loss)	(1,453)	313	(1,140)
Balances at March 31, 2016	$4,738	$(17,952)	$(13,214)

	Six Months Ended March 31, 2016
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at October 1, 2015	$17,201	$(18,578)	$(1,377)
Other comprehensive loss before reclassifications	(12,463)	—	(12,463)
Amounts reclassified from accumulated other comprehensive income	—	626	626
Net current-period other comprehensive income (loss)	(12,463)	626	(11,837)
Balances at March 31, 2016	$4,738	$(17,952)	$(13,214)

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Income during the three and six months ended March 31, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated
(Loss) Components	2016	2015	2016	2015	Statement of Income
	(in thousands)		(in thousands)
Defined Benefit Pension Items
Amortization of net actuarial loss	$(493)	$(309)	$(986)	$(618)	General and administrative
	180	112	360	225	Income tax provision
Total reclassifications for the period	$(313)	$(197)	$(626)	$(393)	Net of tax

6.              Cash Dividends

The $0.6875 per share cash dividend declared December 1, 2015, was paid March 1, 2016.  On March 2, 2016, a cash dividend of $0.6875 per share was declared for shareholders of record on May 13, 2016, payable June 1, 2016. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheet.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 876,379 non-qualified stock options and 294,575 shares of restricted stock awards granted in the six months ended March 31, 2016.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) remain subject to the terms and conditions of that plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,776	$1,908	$5,326	$4,970
Restricted stock	4,290	4,189	8,661	8,109
	$6,066	$6,097	$13,987	$13,079

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2016 and 2015:

	2016	2015

Risk-free interest rate	1.8%	1.7%
Expected stock volatility	37.6%	36.9%
Dividend yield	4.6%	3.9%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three and six months ended March 31, 2016 is presented in the following tables:

	Three Months Ended March 31, 2016
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at January 1, 2016	3,531	$51.51
Granted	—	58.25
Exercised	(61)	30.94
Forfeited/Expired	(14)	58.25
Outstanding at March 31, 2016	3,456	$51.85	6.2	$31.6
Vested and expected to vest at March 31, 2016	3,411	$51.74	6.2	$31.6

Exercisable at March 31, 2016	2,270	$46.46	4.7	$31.6

	Six Months Ended March 31, 2016
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2015	2,776	$48.51
Granted	876	58.25
Exercised	(180)	31.10
Forfeited/Expired	(16)	57.74
Outstanding at March 31, 2016	3,456	$51.85

The weighted-average fair value of options granted in the first quarter of fiscal 2016 was $13.12.  No options were granted in the second quarter of fiscal 2016.

The total intrinsic value of options exercised during the three and six months ended March 31, 2016 was $1.9 million and $5.1 million, respectively.

As of March 31, 2016, the unrecognized compensation cost related to stock options was $10.8 million which is expected to be recognized over a weighted-average period of 3.2 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2016, there was $28.5 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of our restricted stock awards as of March 31, 2016 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2016
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2015	668	$67.03
Granted	294	58.25
Vested (1)	(256)	64.75
Forfeited	(9)	63.18
Unvested at March 31, 2016	697	$64.21

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At March 31, 2016 and September 30, 2015, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	September 30,	March 31,	September 30,
	2016	2015	2016	2015
	(in thousands)

Unsecured senior notes issued July 21, 2009: Due July 21, 2016	$40,000	$40,000	$(335)	$(498)

Unsecured senior notes issued March 19, 2015: Due March 19, 2025	500,000	500,000	(7,602)	(7,965)
	540,000	540,000	(7,937)	(8,463)
Less long-term debt due within one year	40,000	40,000	(856)	(906)
Long-term debt	$500,000	$500,000	$(7,081)	$(7,557)

We have $40 million senior unsecured fixed-rate notes outstanding at March 31, 2016 that mature July 2016.  Interest on the notes is paid semi-annually based on an annual rate of 6.10 percent.  A final annual principal repayment of $40 million is due July 2016.  We have complied with our financial covenants which require us to maintain a funded leverage ratio of less than 55 percent and an interest coverage ratio (as defined) of not less than 2.50 to 1.00.

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

We have a $300 million unsecured revolving credit facility that will mature May 25, 2017.  The credit facility has $100 million available to use for letters of credit.  The majority of borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .35 percent per annum.  Based on our debt to total capitalization on March 31, 2016, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  Financial covenants in the facility require us to maintain a funded leverage ratio (as defined) of less than 50 percent and an interest coverage ratio (as defined) of not less than 3.00 to 1.00.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality.  As of March 31, 2016, there were no borrowings, but there were three letters of credit outstanding in the amount of $40.3 million.  At March 31, 2016, we had $259.7 million available to borrow under our $300 million unsecured credit facility.

At March 31, 2016, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility so they do not reduce the available borrowing capacity discussed in the previous paragraph.

9.     Income Taxes

Our effective tax rate for the first six months of fiscal 2016 and 2015 was 42.9 percent and 36.4 percent, respectively.  Our effective tax rate for the three months ended March 31, 2016 and 2015 was 32.6 percent and 33.6 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the six months ended March 31, 2016 was also impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.

10.  Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $15.7 million are outstanding at March 31, 2016.

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

11.       Segment Information

We operate principally in the contract drilling industry. Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  The contract drilling operations consist mainly of contracting Company-

owned drilling equipment primarily to large oil and gas exploration companies.  To provide information about the different types of business activities in which we operate, we have included Offshore and International Land, along with our U.S. Land reportable operating segment, as separate reportable operating segments.  Additionally, each reportable operating segment is a strategic business unit that is managed separately.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Bahrain, and the U.A.E.  Other includes additional non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the six months ended March 31, 2016 and 2015 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2016
Contract Drilling:
U.S. Land	$719,088	$—	$719,088	$118,053
Offshore	76,205	—	76,205	11,021
International Land	123,546	—	123,546	(8,933)
	918,839	—	918,839	120,141
Other	7,199	429	7,628	(2,653)
	926,038	429	926,467	117,488
Eliminations	—	(429)	(429)	—
Total	$926,038	$—	$926,038	$117,488

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2015, as adjusted
Contract Drilling:
U.S. Land	$1,608,510	$—	$1,608,510	$542,988
Offshore	132,315	—	132,315	40,702
International Land	197,711	—	197,711	21,140
	1,938,536	—	1,938,536	604,830
Other	7,921	442	8,363	(5,116)
	1,946,457	442	1,946,899	599,714
Eliminations	—	(442)	(442)	—
Total	$1,946,457	$—	$1,946,457	$599,714

Summarized financial information of our reportable segments for the three months ended March 31, 2016 and 2015 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2016
Contract Drilling:
U.S. Land	$349,283	$—	$349,283	$62,521
Offshore	34,325	—	34,325	3,299
International Land	51,352	—	51,352	(2,268)
	434,960	—	434,960	63,552
Other	3,231	210	3,441	(1,349)
	438,191	210	438,401	62,203
Eliminations	—	(210)	(210)	—
Total	$438,191	$—	$438,191	$62,203

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2015, as adjusted
Contract Drilling:
U.S. Land	$718,463	$—	$718,463	$224,859
Offshore	62,428	—	62,428	19,040
International Land	101,038	—	101,038	10,579
	881,929	—	881,929	254,478
Other	3,741	220	3,961	(3,217)
	885,670	220	885,890	251,261
Eliminations	—	(220)	(220)	—
Total	$885,670	$—	$885,670	$251,261

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Income:

	Three Months Ended March 31,		Six Months Ended March 31,

		2015		2015
	2016	(as adjusted)	2016	(as adjusted)
	(in thousands)		(in thousands)
Segment operating income	$62,203	$251,261	$117,488	$599,714
Income from asset sales	2,684	2,855	7,273	7,028
Corporate general and administrative costs and corporate depreciation	(23,266)	(22,790)	(44,470)	(45,045)
Operating income	41,621	231,326	80,291	561,697

Other income (expense):
Interest and dividend income	799	2,564	1,532	2,859
Interest expense	(5,721)	(2,600)	(10,245)	(3,190)
Other	653	55	392	369
Total other income (expense)	(4,269)	19	(8,321)	38

Income from continuing operations before income taxes	$37,352	$231,345	$71,970	$561,735

The following table presents total assets by reportable segment:

		September 30,
	March 31, 2016	2015 (as adjusted)
	(in thousands)
Total assets
U.S. Land	$5,210,465	$5,429,179
Offshore	110,446	118,852
International Land	530,310	565,712
Other	37,117	38,397
	5,888,338	6,152,140
Investments and corporate operations	1,136,537	987,005
Total assets from continued operations	7,024,875	7,139,145
Discontinued operations	230	8,097
	$7,025,105	$7,147,242

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015 (as adjusted)	2016	2015 (as adjusted)
	(in thousands)		(in thousands)
Operating revenues
United States	$385,977	$778,637	$795,483	$1,734,918
Argentina	35,371	46,273	85,157	74,749
Colombia	4,602	22,691	11,345	46,628
Ecuador	527	5,510	4,467	19,400
Other foreign	11,714	32,559	29,586	70,762
Total	$438,191	$885,670	$926,038	$1,946,457

12.       Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2016 and 2015 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest cost	$1,115	$1,171	$2,231	$2,342
Expected return on plan assets	(1,490)	(1,743)	(2,980)	(3,486)
Recognized net actuarial loss	493	309	986	618
Settlement	1,454	—	1,454	—
Net pension expense (benefit)	$1,572	$(263)	$1,691	$(526)

We record settlement expense when benefit payments exceed the total annual service and interest costs.

Employer Contributions

We did not contribute to the Pension Plan during the six months ended March 31, 2016.  We could make contributions for the remainder of fiscal 2016 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Six Months Ended March 31,

	2016	2015 (as adjusted)
	(in thousands)

Capital expenditures incurred	$169,166	$682,435
Additions incurred prior year but paid for in current period	25,344	123,548
Additions incurred but not paid for as of the end of the period	(14,029)	(39,954)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$180,481	$766,029

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

For the six months ended, we experienced aggregate foreign currency losses of $8.3 million. The losses are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  It is expected that the Argentine peso will be allowed to float in the free exchange market and foreign exchange restrictions will be less prohibitive.  However, whether in Argentina or elsewhere, in the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2016, approximately 14.1 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the six months ended March 31, 2016, approximately 81.7 percent of operating revenues from international locations were from operations in South America.  All of the South American operating revenues were from Argentina, Colombia and Ecuador.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$382,747	$55,460	$(16)	$438,191
Operating costs and other	3,156	331,998	61,818	(402)	396,570
Operating income (loss) from continuing operations	(3,156)	50,749	(6,358)	386	41,621

Other income (loss), net	(271)	734	1,375	(386)	1,452
Interest expense	(62)	(5,272)	(387)	—	(5,721)
Equity in net income (loss) of subsidiaries	23,065	(7,818)	—	(15,247)	—
Income (loss) from continuing operations before income taxes	19,576	38,393	(5,370)	(15,247)	37,352
Income tax provision	(1,629)	15,657	(1,850)	—	12,178
Income (loss) from continuing operations	21,205	22,736	(3,520)	(15,247)	25,174

Loss from discontinued operations before income taxes	—	—	(56)	—	(56)
Income tax provision	—	—	3,913	—	3,913
Loss from discontinued operations	—	—	(3,969)	—	(3,969)

Net income (loss)	$21,205	$22,736	$(7,489)	$(15,247)	$21,205

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$21,205	$22,736	$(7,489)	$(15,247)	$21,205
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(1,453)	—	—	(1,453)
Minimum pension liability adjustments, net	106	207	—	—	313
Other comprehensive income (loss)	106	(1,246)	—	—	(1,140)
Comprehensive income	$21,311	$21,490	$(7,489)	$(15,247)	$20,065

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$774,896	$110,798	$(24)	$885,670
Operating costs and other	3,059	548,083	104,236	(1,034)	654,344
Operating income (loss) from continuing operations	(3,059)	226,813	6,562	1,010	231,326

Other income	2	3,738	(111)	(1,010)	2,619
Interest expense	(12)	(121)	(2,467)	—	(2,600)
Equity in net income of subsidiaries	155,706	3,373	—	(159,079)	—
Income from continuing operations before income taxes	152,637	233,803	3,984	(159,079)	231,345
Income tax provision	(906)	78,923	(214)	—	77,803
Income from continuing operations	153,543	154,880	4,198	(159,079)	153,542

Loss from discontinued operations before income taxes	—	—	(76)	—	(76)
Income tax provision	—	—	(77)	—	(77)
Loss from discontinued operations	—	—	1	—	1
Net income	$153,543	$154,880	$4,199	$(159,079)	$153,543

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$153,543	$154,880	$4,199	$(159,079)	$153,543
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(1,203)	—	—	(1,203)
Minimum pension liability adjustments, net	82	115	—	—	197
Other comprehensive income (loss)	82	(1,088)	—	—	(1,006)
Comprehensive income	$153,625	$153,792	$4,199	$(159,079)	$152,537

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Six Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$788,284	$137,787	$(33)	$926,038
Operating costs and other	5,861	688,749	151,940	(803)	845,747
Operating income (loss) from continuing operations	(5,861)	99,535	(14,153)	770	80,291

Other income	(251)	1,390	1,555	(770)	1,924
Interest expense	(124)	(9,990)	(131)	—	(10,245)
Equity in net income (loss) of subsidiaries	40,614	(16,015)	—	(24,599)	—
Income from continuing operations before income taxes	34,378	74,920	(12,729)	(24,599)	71,970
Income tax provision	(2,829)	34,884	(1,157)	—	30,898
Income (loss) from continuing operations	37,207	40,036	(11,572)	(24,599)	41,072

Income from discontinued operations before income taxes	—	—	48	—	48
Income tax provision	—	—	3,913	—	3,913
Loss from discontinued operations	—	—	(3,865)	—	(3,865)
Net income (loss)	$37,207	$40,036	$(15,437)	$(24,599)	$37,207

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Six Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$37,207	$40,036	$(15,437)	$(24,599)	$37,207
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(12,463)	—	—	(12,463)
Minimum pension liability adjustments, net	213	413	—	—	626
Other comprehensive income (loss)	213	(12,050)	—	—	(11,837)
Comprehensive income (loss)	$37,420	$27,986	$(15,437)	$(24,599)	$25,370

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Six Months Ended March 31, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,727,005	$219,492	$(40)	$1,946,457
Operating costs and other	6,080	1,177,121	203,625	(2,066)	1,384,760
Operating income (loss) from continuing operations	(6,080)	549,884	15,867	2,026	561,697

Other income	3	4,659	592	(2,026)	3,228
Interest expense	(19)	(103)	(3,068)	—	(3,190)
Equity in net income of subsidiaries	361,065	10,091	—	(371,156)	—
Income from continuing operations before income taxes	354,969	564,531	13,391	(371,156)	561,735
Income tax provision	(2,182)	205,045	1,707	—	204,570
Income from continuing operations	357,151	359,486	11,684	(371,156)	357,165

Loss from discontinued operations before income taxes	—	—	(91)	—	(91)
Income tax provision	—	—	(77)	—	(77)
Loss from discontinued operations	—	—	(14)	—	(14)
Net income	$357,151	$359,486	$11,670	$(371,156)	$357,151

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Six Months Ended March 31, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$357,151	$359,486	$11,670	$(371,156)	$357,151
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(43,447)	—	—	(43,447)
Minimum pension liability adjustments, net	164	229	—	—	393
Other comprehensive income (loss)	164	(43,218)	—	—	(43,054)
Comprehensive income	$357,315	$316,268	$11,670	$(371,156)	$314,097

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,900)	$885,570	$14,343	$—	$898,013
Short-term investments	—	45,526	—	—	45,526
Accounts receivable, net of reserve	(13)	270,387	60,352	—	330,726
Inventories	—	88,799	40,850	—	129,649
Prepaid expenses and other	25,867	3,142	43,353	(16,129)	56,233
Current assets of discontinued operations	—	—	230	—	230
Total current assets	23,954	1,293,424	159,128	(16,129)	1,460,377

Investments	12,205	71,158	—	—	83,363
Property, plant and equipment, net	64,190	4,962,375	419,787	—	5,446,352
Intercompany	15,144	1,310,646	262,269	(1,588,059)	—
Other assets	10,992	478	34,301	(10,758)	35,013
Investment in subsidiaries	5,653,326	211,418	—	(5,864,744)	—

Total assets	$5,779,811	$7,849,499	$875,485	$(7,479,690)	$7,025,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Long-term debt due within one year	$—	$39,144	$—	$—	$39,144
Accounts payable	78,165	10,529	2,743	—	91,437
Accrued liabilities	11,388	193,249	52,157	(16,129)	240,665
Current liabilities of discontinued operations	—	—	82	—	82
Total current liabilities	89,553	242,922	54,982	(16,129)	371,328

Noncurrent liabilities:
Long-term debt	—	492,919	—	—	492,919
Deferred income taxes	—	1,267,164	22,258	(10,758)	1,278,664
Intercompany	890,370	183,734	513,855	(1,587,959)	—
Other	17,788	27,204	50,992	—	95,984
Noncurrent liabilities of discontinued operations	—	—	4,110	—	4,110
Total noncurrent liabilities	908,158	1,971,021	591,215	(1,598,717)	1,871,677

Shareholders’ equity:
Common stock	11,136	100	—	(100)	11,136
Additional paid-in capital	436,117	46,832	393	(47,225)	436,117
Retained earnings	4,536,047	5,596,819	228,895	(5,825,714)	4,536,047
Accumulated other comprehensive loss	(13,214)	(8,195)	—	8,195	(13,214)
Treasury stock, at cost	(187,986)	—	—	—	(187,986)
Total shareholders’ equity	4,782,100	5,635,556	229,288	(5,864,844)	4,782,100

Total liabilities and shareholders’ equity	$5,779,811	7,849,499	$875,485	$(7,479,690)	$7,025,105

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(838)	$693,273	$36,949	$—	$729,384
Short-term investments	—	45,543	—	—	45,543
Accounts receivable, net of reserve	152	374,383	71,418	(5)	445,948
Inventories	—	88,010	40,531	—	128,541
Deferred income taxes	2,834	19,277	—	(4,905)	17,206
Prepaid expenses and other	20,018	6,713	45,647	(7,903)	64,475
Current assets of discontinued operations	—	—	8,097	—	8,097
Total current assets	22,166	1,227,199	202,642	(12,813)	1,439,194

Investments	12,871	91,483	—	—	104,354
Property, plant and equipment, net	55,902	5,063,705	443,563	—	5,563,170
Intercompany	15,875	1,192,634	230,652	(1,439,161)	—
Other assets	8,387	1,389	38,901	(8,153)	40,524
Investment in subsidiaries	5,623,754	227,587	—	(5,851,341)	—

Total assets	$5,738,955	$7,803,997	$915,758	$(7,311,468)	$7,147,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$39,094	$—	$—	$39,094
Accounts payable	80,673	20,404	7,097	(5)	108,169
Accrued liabilities	10,688	151,721	46,251	(11,103)	197,557
Current liabilities of discontinued operations	—	—	3,377	—	3,377
Total current liabilities	91,361	211,219	56,725	(11,108)	348,197

Noncurrent liabilities:
Long-term debt	—	492,443	—	—	492,443
Deferred income taxes	—	1,275,428	33,546	(13,058)	1,295,916
Intercompany	733,008	186,784	516,169	(1,435,961)	—
Other	18,740	31,560	59,820	—	110,120
Noncurrent liabilities of discontinued operations	—	—	4,720	—	4,720
Total noncurrent liabilities	751,748	1,986,215	614,255	(1,449,019)	1,903,199

Shareholders’ equity:
Common stock	11,099	100	—	(100)	11,099
Additional paid-in capital	420,141	45,824	349	(46,173)	420,141
Retained earnings	4,648,346	5,556,783	244,429	(5,801,212)	4,648,346
Accumulated other comprehensive income (loss)	(1,377)	3,856	—	(3,856)	(1,377)
Treasury stock, at cost	(182,363)	—	—	—	(182,363)
Total shareholders’ equity	4,895,846	5,606,563	244,778	(5,851,341)	4,895,846

Total liabilities and shareholders’ equity	$5,738,955	$7,803,997	$915,758	$(7,311,468)	$7,147,242

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,543	$510,685	$(21,711)	$—	$492,517

INVESTING ACTIVITIES:
Capital expenditures	(12,667)	(165,291)	(2,523)	—	(180,481)
Intercompany transfers	12,667	(12,667)	—	—	—
Purchase of short-term investments	—	(21,869)	—	—	(21,869)
Proceeds from sale of short-term investments	—	21,676	—	—	21,676
Proceeds from asset sales	—	8,131	1,584	—	9,715
Net cash used in investing activities	—	(170,020)	(939)	—	(170,959)

FINANCING ACTIVITIES:
Dividends paid	(149,300)	—	—	—	(149,300)
Intercompany transfers	149,300	(149,300)	—	—	—
Debt issuance costs	—	(32)	—	—	(32)
Exercise of stock options, net of tax withholding	(199)	—	—	—	(199)
Tax withholdings related to net share settlements of restricted stock	(3,617)	—	—	—	(3,617)
Excess tax benefit from stock-based compensation	(789)	964	44	—	219
Net cash provided by (used in) financing activities	(4,605)	(148,368)	44	—	(152,929)

Net increase (decrease) in cash and cash equivalents	(1,062)	192,297	(22,606)	—	168,629
Cash and cash equivalents, beginning of period	(838)	693,273	36,949	—	729,384
Cash and cash equivalents, end of period	$(1,900)	$885,570	$14,343	$—	$898,013

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$64,996	$730,744	$20,828	$—	$816,568

INVESTING ACTIVITIES:
Capital expenditures	(11,571)	(713,797)	(40,661)	—	(766,029)
Intercompany transfers	11,571	(11,571)	—	—	—
Proceeds from asset sales	1	14,215	939	—	15,155
Net cash provided by (used in) investing activities	1	(711,153)	(39,722)	—	(750,874)

FINANCING ACTIVITIES:
Proceeds from senior notes, net of discount	—	497,125	—	—	497,125
Debt issuance costs	—	(4,334)	—	—	(4,334)
Net increase in bank overdraft	—	—	12,560	—	12,560
Dividends paid	(149,347)	—	—	—	(149,347)
Intercompany transfers	149,347	(149,347)	—	—	—
Repurchase of common stock	(59,654)	—	—	—	(59,654)
Exercise of stock options, net of tax withholding	(1,079)	—	—	—	(1,079)
Tax withholdings related to net share settlements of restricted stock	(4,248)	—	—	—	(4,248)
Excess tax benefit from stock-based compensation	85	2,653	23	—	2,761
Net cash provided by (used in) financing activities	(64,896)	346,097	12,583	—	293,784

Net increase (decrease) in cash and cash equivalents	101	365,688	(6,311)	—	359,478
Cash and cash equivalents, beginning of period	(2,050)	329,655	32,702	—	360,307
Cash and cash equivalents, end of period	$(1,949)	$695,343	$26,391	$—	$719,785

17.  Subsequent Events

Due to the continued downturn in the oil and gas industry from the decline in oil prices, our customers have reduced their drilling activity.  Based on received early termination notices, early termination revenue recognized is expected to be over $80 million during the third quarter of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2016

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

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

We reported income from continuing operations of $25.2 million ($0.23 per diluted share) from operating revenues of $438.2 million for the second quarter ended March 31, 2016, compared with income from continuing operations and net income of $153.5 million ($1.41 per diluted share) from operating revenues of $885.7 million for the second quarter of fiscal year 2015.  Including discontinued operations, we recorded net income of $21.2 million ($0.19 per diluted share) for the three months ended March 31, 2016.  Income from continuing operations for the second quarter of fiscal 2016 includes approximately $1.5 million ($0.01 per diluted share) of after-

tax gains from the sale of assets.  Net income for the second quarter of fiscal 2015 includes approximately $1.8 million ($0.02 per diluted share) of after-tax gains from the sale of assets.

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $4.0 million ($0.04 loss per diluted share) in the second fiscal quarter of 2016, all of which corresponds to the Company’s former operations in Venezuela.

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2016 and 2015.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$349,283	$718,463
Direct operating expenses	155,884	352,489
General and administrative expense	12,196	12,605
Depreciation	118,682	128,510
Segment operating income	$62,521	$224,859

Revenue days	9,601	20,802
Average rig revenue per day	$34,218	$30,988
Average rig expense per day	$14,139	$13,395
Average rig margin per day	$20,079	$17,593
Rig utilization	31%	68%

U.S. Land segment operating income decreased to $62.5 million for the second quarter of fiscal 2016 compared to $224.9 million in the same period of fiscal 2015.  Revenues were $349.3 million and $718.5 million in the second quarter of fiscal 2016 and 2015, respectively.  Included in U.S. land revenues for the three months ended March 31, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $20.8 million and $73.9 million, respectively.  Also included in revenue for the three months ended March 31, 2016 is early termination revenue of $79.6 million compared to $71.0 million during the same period of fiscal 2015.

Excluding early termination per day revenue of $8,287 and $3,413 for the second quarter of fiscal 2016 and fiscal 2015, respectively, average rig revenue per day for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 decreased by $1,644 to $25,931.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 54% decrease in revenue days when comparing the second fiscal quarter of 2016 to the same period in 2015.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

The average rig expense per day increased to $14,139 for the second quarter of fiscal 2016 from $13,395 for the second quarter of fiscal 2015 primarily due to the large number of rigs that became idle during the current quarter that incurred expenses related to personnel management and rig stacking, which are then allocated across a smaller number of revenue days during the quarter.

Depreciation decreased $9.8 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.  The decrease is primarily due to the decommissioning of 23 rigs in fiscal 2015.  Included in depreciation are abandonments of $0.3 million and $9.9 million, respectively, for the three months ended March 31, 2016 and 2015.

U.S. land rig utilization decreased to 31 percent for the second quarter of 2016 compared to 68 percent for the second quarter of fiscal 2015.  U.S. land rig revenue days for the second quarter of fiscal 2016 were 9,601 compared with 20,802 for the same period of fiscal 2015, with an average of 105.5 and 231.1 rigs working during the second quarter of fiscal 2016 and 2015, respectively.  We expect rig utilization to decrease in the third quarter of fiscal 2016 primarily due to rigs idled during the second quarter that are expected to remain idle throughout the third quarter and rigs that have recently become idle.

At March 31, 2016, 94 out of 347 existing rigs in the U.S. Land segment were contracted.  Of the 94 contracted rigs, 82 were under fixed term contracts and 12 were working in the spot market.  As of May 2, 2016, 84 rigs remain contracted in the segment.  Based on received early termination notices, early termination revenue is expected to be over $80 million during the third fiscal quarter of 2016.

	Three Months Ended March 31,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$34,325	$62,428
Direct operating expenses	27,065	39,264
General and administrative expense	837	954
Depreciation	3,124	3,170
Segment operating income	$3,299	$19,040

Revenue days	691	794
Average rig revenue per day	$28,004	$49,783
Average rig expense per day	$20,658	$31,112
Average rig margin per day	$7,346	$18,671
Rig utilization	84%	98%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $6.1 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively.

Average rig revenue per day and average rig margin per day decreased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

At the end of March 31, 2016, seven platform rigs were contracted compared to eight at March 31, 2015.

	Three Months Ended March 31,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$51,352	$101,038
Direct operating expenses	38,113	75,391
General and administrative expense	887	1,112
Depreciation	14,620	13,956
Segment operating income (loss)	$(2,268)	$10,579

Revenue days	1,307	1,771
Average rig revenue per day	$36,774	$52,054
Average rig expense per day	$26,287	$37,761
Average rig margin per day	$10,487	$14,293
Rig utilization	38%	49%

The International Land segment incurred an operating loss of $2.3 million for the second quarter of fiscal 2016 compared to operating income of $10.6 million in the same period of fiscal 2015.  Included in International land revenues for the three months ended March 31, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $3.3 million and $8.9 million, respectively.

Excluding early termination per day revenue of $796 in the second quarter of fiscal 2015, average rig margin per day for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 decreased by $3,010 to $10,487.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 26% decrease in revenue days when comparing the second fiscal quarter of 2016 to the same period in 2015.  During the current quarter, an average of 14.4 rigs worked compared to an average of 19.7 rigs in the second quarter of fiscal 2015.  We expect revenue days to decrease in the third quarter of fiscal 2016 due to two rigs that became idle during the second quarter.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2016 and 2015, we incurred $2.3 million and $4.9 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

Interest expense, net of amounts capitalized, totaled $5.7 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.  Interest expense is primarily attributable to fixed-rate debt outstanding.  The increase in interest expense in the comparative quarters is primarily due to the issuance of $500 million unsecured senior notes in March 2015.

Income tax expense decreased to $12.2 million in the second quarter of fiscal 2016 from $77.8 million in the second quarter of fiscal 2015, and the effective tax rate decreased to 32.6 percent from 33.6 percent.  We expect the effective tax rate for each of the remaining two quarters of fiscal 2016 to be between 33 and 36 percent.

Six Months Ended March 31, 2016 vs. Six Months Ended March 31, 2015

We reported income from continuing operations of $41.1 million ($0.37 per diluted share) from operating revenues of $926.0 million for the six months ended March 31, 2016, compared with income from continuing operations and net income of $357.2 million ($3.27 per diluted share) from operating revenues of $1.9 billion for the first six months of fiscal year 2015.  Including discontinued operations, we recorded net income of $37.2 million ($0.33 per diluted share) for the six months ended March 31, 2016.  Income from continuing operations for the first six months of fiscal 2016 includes approximately $4.4 million ($0.04 per diluted share) of after-tax gains from the sale of assets.  Net income for the first six months of fiscal 2015 includes approximately $4.4 million ($0.04 per diluted share) of after-tax gains from the sale of assets.

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $3.9 million ($0.04 loss per diluted share) for the six months ended March 31, 2016, all of which corresponds to the Company’s former operations in Venezuela.

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2016 and 2015.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2016	2015
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$719,088	$1,608,510
Direct operating expenses	337,425	793,615
General and administrative expense	24,569	24,320
Depreciation	239,041	247,587
Segment operating income	$118,053	$542,988

Revenue days	21,546	48,157
Average rig revenue per day	$31,132	$30,118
Average rig expense per day	$13,447	$13,196
Average rig margin per day	$17,685	$16,922
Rig utilization	35%	78%

U.S. Land segment operating income decreased to $118.1 million for the first six months of fiscal 2016 compared to $543.0 million in the same period of fiscal 2015.  Revenues were $719.1 million and $1.6 billion in the first six months of fiscal 2016 and 2015, respectively.  Included in U.S. land revenues for the six months ended March 31, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $48.3 million and $158.1 million, respectively.  Also included in revenue for the six months ended March 31, 2016 is early termination revenue of $108.4 million compared to $94.4 million during the same period of fiscal 2015.

Excluding early termination per day revenue of $5,033 and $1,960 for the first six months of fiscal 2016 and fiscal 2015, respectively, average rig revenue per day for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 decreased by $2,059 to $26,099.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 55% decrease in revenue days when comparing the first six months of 2016 to the same period in 2015.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

Depreciation decreased $8.5 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015.  The decrease is primarily due to the decommissioning of 23 rigs in fiscal 2015.  Included in depreciation are abandonments of $0.8 million and $11.9 million, respectively, for the six months ended March 31, 2016 and 2015.

U.S. land rig utilization decreased to 35 percent for the first six months of 2016 compared to 78 percent for the first six months of fiscal 2015.  U.S. land rig revenue days for the first six months of fiscal 2016 were 21,546 compared with 48,157 for the same period of fiscal 2015, with an average of 117.7 and 264.6 rigs working during the first six months of fiscal 2016 and 2015, respectively.  We expect rig utilization to decrease in the third quarter of fiscal 2016 primarily due to rigs idled during the second quarter that are expected to remain idle throughout the third quarter and rigs that have recently become idle.

At March 31, 2016, 94 out of 347 existing rigs in the U.S. Land segment were contracted.  Of the 94 contracted rigs, 82 were under fixed term contracts and 12 were working in the spot market.  As of May 2, 2016, 84 rigs remain contracted in the segment.  Based on received early termination notices, early termination revenue is expected to be over $80 million during the third fiscal quarter of 2016.

	Six Months Ended March 31,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$76,205	$132,315
Direct operating expenses	57,358	83,739
General and administrative expense	1,699	1,780
Depreciation	6,127	6,094
Segment operating income	$11,021	$40,702

Revenue days	1,427	1,603
Average rig revenue per day	$27,764	$52,588
Average rig expense per day	$20,123	$32,877
Average rig margin per day	$7,641	$19,711
Rig utilization	87%	98%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $12.4 million and $10.8 million for the first six months ended March 31, 2016 and 2015, respectively.

Average rig revenue per day and average rig margin per day decreased in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

At the end of March 31, 2016, seven platform rigs were contracted compared to eight at March 31, 2015.

	Six Months Ended March 31,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$123,546	$197,711
Direct operating expenses	102,121	149,314
General and administrative expense	1,605	1,628
Depreciation	28,753	25,629
Segment operating income (loss)	$(8,933)	$21,140

Revenue days	2,718	3,840
Average rig revenue per day	$41,580	$46,014
Average rig expense per day	$30,406	$33,850
Average rig margin per day	$11,174	$12,164
Rig utilization	39%	54%

The International Land segment incurred an operating loss of $8.9 million for the first six months of fiscal 2016 compared to operating income of $21.1 million in the same period of fiscal 2015.  Included in International land revenues for the six months ended March 31, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $10.5 million and $21.0 million, respectively.

Included in direct operating expenses for the six months ended March 31, 2016 is $8.9 million of foreign currency transaction losses, primarily due to a devaluation of the Argentine peso in December 2015.

Excluding early termination per day revenue of $367 in the first six months of fiscal 2015, average rig margin per day for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 decreased by $623 to $11,174.  The decline in oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 29% decrease in revenue days when comparing the first six months of 2016 to the same period in 2015.  During the first six months of fiscal 2016, an average of 14.9 rigs worked compared to an average of 21.1 rigs in the first six months of fiscal 2015.  We expect revenue days to decrease in the third quarter of fiscal 2016 due to two rigs that became idle during the second quarter.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2016 and 2015, we incurred $5.2 million and $9.0 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

Interest expense, net of amounts capitalized, totaled $10.2 million and $3.2 million for the six months ended March 31, 2016 and 2015, respectively.  Interest expense is primarily attributable to fixed-rate debt outstanding.  The increase in interest expense in the comparative quarters is primarily due to the issuance of $500 million unsecured senior notes in March 2015.

Income tax expense decreased to $30.9 million in the first six months of fiscal 2016 from $204.6 million in the first six months of fiscal 2015, and the effective tax rate increased to 42.9 percent from 36.4 percent.  The effective tax rate for the six months ended March 31, 2016 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.  We expect the effective tax rate for each of the remaining two quarters of fiscal 2016 to be between 33 and 36 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $898.0 million at March 31, 2016 from $729.4 million at September 30, 2015. The following table provides a summary of cash flows:

	Six Months Ended
	March 31,
	2016	2015 (as adjusted)
	(in thousands)
Net cash provided (used) by:

Operating activities	$492,517	$816,568
Investing activities	(170,959)	(750,874)
Financing activities	(152,929)	293,784
Increase (decrease) in cash and cash equivalents	$168,629	$359,478

Operating activities

Cash flows from operating activities were approximately $492.5 million for the six months ended March 31, 2016 compared to approximately $816.6 million for the same period ended March 31, 2015.  Multiple items contributed to the change, including lower net income, changes in current assets and current liabilities due to lower rig utilization and increased deferred revenue from early termination compensation from customers in the first six months of fiscal 2016 compared to the same period in fiscal 2015.

Investing activities

Capital expenditures during the six months ended March 31, 2016 were $180.5 million compared to $766.0 million during the six months ended March 31, 2015.  The decrease is primarily due to the reduction in the number of new rigs built during the comparative periods.

Financing activities

Cash used in financing activities for the first six months of 2016 was comprised primarily of dividends paid of $149.3 million.  During the second quarter of fiscal year 2015, we received proceeds, net of discount and debt issuance costs of $492.8 million.  Additionally, during the first six months of fiscal 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million and paid dividends of $149.3 million.

Other Liquidity

Our operating cash requirements, scheduled debt repayments, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig construction program, for fiscal 2016 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will continue to generate cash flows at current levels.  Our indebtedness totaled $532.1 million at March 31, 2016, of which $40.0 million is due later in fiscal 2016.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2016 and September 30, 2015 was $2.3 billion and $3.1 billion, respectively.  The decrease in backlog at March 31, 2016 from September 30, 2015 is primarily due to the revenue earned since September 30, 2015 and the expiration and termination of long-term contracts.  Approximately 75.2 percent of the March 31, 2016 backlog is not reasonably expected to be filled in fiscal 2016. Included in backlog is early termination revenue expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.  In addition, a portion of the backlog represents term contracts for new rigs that will be constructed in the future.

The following table sets forth the total backlog by reportable segment as of March 31, 2016 and September 30, 2015, and the percentage of the March 31, 2016 backlog not reasonably expected to be filled in fiscal 2016:

	Three Months Ended
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2016	2015	Expected to be Filled in Fiscal 2016
	(in billions)

U.S. Land	$1.6	$2.2	71.5%
Offshore	0.1	0.1	78.1%
International Land	0.6	0.8	84.9%
	$2.3	$3.1

Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, in some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us.  Also, our customers may be unable to perform their contractual obligations.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk.

Capital Resources

During the three months ended March 31, 2016, we completed two new FlexRigs.  We are scheduled to complete another two FlexRigs during this fiscal year.  As in prior fiscal periods, each of the new FlexRigs is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2016 is expected to be in the range of $300 million to $350 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the further enhancement of our existing fleet.  All new FlexRigs scheduled for delivery during calendar 2016 are supported with multi-year contracts.  Capital expenditures were $180.5 million and $766.0 million for the first six months of fiscal 2016 and 2015, respectively.

There were no other significant changes in our financial position since September 30, 2015.

MATERIAL COMMITMENTS

Material commitments as reported in our 2015 Annual Report on Form 10-K have not changed significantly at March 31, 2016.

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

In February 2016, the FASB issued ASU. 2016-02, Leases (Topic 842). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

•                  Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk is incorporated herein by reference; and

•                  Risk Factors in Item 1A of Part II hereof with regard to commodity price risk and foreign currency exchange risk.

ITEM 4.   CONTROLS AND PROCEDURES

Beginning in fiscal 2015, we began designing and implementing a new enterprise resource planning system.  We are implementing aspects of this system in discrete phases and the initial and most significant transition from our current system to the new system occurred in February 2016.  As we move forward, this implementation will continue to require us to monitor and maintain appropriate internal control over financial reporting. While we expect that our internal controls over financial reporting will remain largely similar or unchanged, it is possible that during the implementation, we may make changes to our internal control over financial reporting that could materially affect our internal control over financial reporting.  In addition, it is possible that during future phases of the implementation, we may make changes to our internal control over financial reporting that may not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2014, oil prices reached over $106 per barrel and then began to decline significantly during the second half of 2014 and continued to decline in 2015 closing below $40 per barrel by December 31, 2015.  During early 2016, oil prices dropped below $30 per barrel before recovering to recent price levels of over $40 per barrel.  As a result, many of our customers announced significant reductions in their 2016 capital spending budgets.  At March 31, 2015, 179 out of an available 332 land rigs were working in the U.S. Land segment.  In contrast, at March 31, 2016, 94 out of an available 347 land rigs were contracted in the U.S. Land segment.  After giving effect to new FlexRigs placed into service and additional rig releases since March 31, 2016, as of May 2, 2016, 84 rigs remain contracted in the U.S. Land segment.  In the event oil prices remain depressed for a sustained period, or decline further, our U.S. Land, International Land and Offshore segments may experience further, significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $4.0 million in the second fiscal quarter of 2016, all of which corresponds to the Company’s former operations in Venezuela.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2016, approximately 14.1 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the six months ended March 31, 2016, approximately 81.7 percent of operating revenues from international locations were from operations in South America.  All of the South American operating revenues were from Argentina, Colombia and Ecuador.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2015.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2016, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the six months ended March 31, 2016, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 19, 2016).
10.2	Amendment to Advisory Services Agreement dated February 28, 2016 between Helmerich & Payne, Inc. and Steven R. Mackey.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 6, 2016	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	May 6, 2016	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 19, 2016).
10.2	Amendment to Advisory Services Agreement dated February 28, 2016 between Helmerich & Payne, Inc. and Steven R. Mackey.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.