Form 10-Q
period 2016-06-30
Helmerich & Payne, Inc.
filed 2016-08-05
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2016
Common Stock, $0.10 par value	108,066,141

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

		September 30,
	June 30, 2016	2015 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$907,032	$729,384
Short-term investments	49,565	45,543
Accounts receivable, less reserve of $1,828 at June 30, 2016 and $6,181 at September 30, 2015	351,317	445,948
Inventories	128,885	128,541
Deferred income taxes	—	17,206
Prepaid expenses and other	79,021	64,475
Assets held for sale	21,772	—
Current assets of discontinued operations	80	8,097
Total current assets	1,537,672	1,439,194

Investments	99,898	104,354
Property, plant and equipment, net	5,306,434	5,563,170
Other assets	32,515	40,524

Total assets	$6,976,519	$7,147,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year less unamortized debt issuance costs	$39,234	$39,094
Accounts payable	92,692	108,169
Accrued liabilities	194,645	197,557
Current liabilities of discontinued operations	38	3,377
Total current liabilities	326,609	348,197

Noncurrent liabilities:
Long-term debt less unamortized discount and debt issuance costs	493,150	492,443
Deferred income taxes	1,358,093	1,295,916
Other	93,221	110,120
Noncurrent liabilities of discontinued operations	3,984	4,720
Total noncurrent liabilities	1,948,448	1,903,199

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 111,383,982 shares and 110,987,546 shares issued as of June 30, 2016 and September 30, 2015, respectively and 108,063,579 shares and 107,767,915 shares outstanding as of June 30, 2016 and September 30, 2015, respectively	11,138	11,099
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	442,883	420,141
Retained earnings	4,438,748	4,648,346
Accumulated other comprehensive loss	(3,156)	(1,377)
Treasury stock, at cost	(188,151)	(182,363)
Total shareholders’ equity	4,701,462	4,895,846

Total liabilities and shareholders’ equity	$6,976,519	$7,147,242

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)
Operating revenues:
Drilling — U.S. Land	$285,028	$494,615	$1,004,116	$2,103,125
Drilling — Offshore	30,492	57,071	106,697	189,386
Drilling — International Land	47,983	106,551	171,529	304,262
Other	2,983	3,208	10,182	11,129
	366,486	661,445	1,292,524	2,607,902

Operating costs and other:
Operating costs, excluding depreciation	186,146	350,640	684,401	1,377,202
Depreciation	138,690	144,965	422,336	433,445
Asset impairment charge	6,250	—	6,250	—
General and administrative	46,496	29,253	112,381	96,984
Research and development	2,707	3,329	7,941	12,344
Income from asset sales	(547)	(1,791)	(7,820)	(8,819)
	379,742	526,396	1,225,489	1,911,156

Operating income (loss) from continuing operations	(13,256)	135,049	67,035	696,746

Other income (expense):
Interest and dividend income	778	1,588	2,310	4,447
Interest expense	(6,407)	(6,136)	(16,652)	(9,326)
Other	534	(281)	926	88
	(5,095)	(4,829)	(13,416)	(4,791)

Income (loss) from continuing operations before income taxes	(18,351)	130,220	53,619	691,955
Income tax provision	2,842	39,321	33,740	243,891
Income (loss) from continuing operations	(21,193)	90,899	19,879	448,064

Income (loss) from discontinued operations before income taxes	2,193	(27)	2,241	(118)
Income tax provision	2,200	—	6,113	(77)

Loss from discontinued operations	(7)	(27)	(3,872)	(41)

NET INCOME (LOSS)	$(21,200)	$90,872	$16,007	$448,023

Basic earnings per common share:
Income (loss) from continuing operations	$(0.20)	$0.84	$0.18	$4.13
Loss from discontinued operations	—	—	(0.04)	—
Net income (loss)	$(0.20)	$0.84	$0.14	$4.13

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.20)	$0.83	$0.17	$4.10
Loss from discontinued operations	—	—	(0.04)	—
Net income (loss)	$(0.20)	$0.83	$0.13	$4.10

Weighted average shares outstanding:
Basic	108,047	107,652	107,970	107,759
Diluted	108,047	108,469	108,523	108,571

Dividends declared per common share	$0.7000	$0.6875	$2.0750	$2.0625

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)

Net income (loss)	$(21,200)	$90,872	$16,007	$448,023
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of $6.1 million and ($1.7) million at June 30, 2016 and ($2.1) million and ($29.5) million at June 30, 2015	9,744	(3,307)	(2,719)	(46,754)
Minimum pension liability adjustments, net of income taxes of $0.1 million and $0.5 million at June 30, 2016 and $0.1 million and $0.3 million at June 30, 2015	314	197	940	590
Other comprehensive income (loss)	10,058	(3,110)	(1,779)	(46,164)
Comprehensive income (loss)	$(11,142)	$87,762	$14,228	$401,859

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2016	2015 (as adjusted)
OPERATING ACTIVITIES:
Net income	$16,007	$448,023
Adjustment for loss from discontinued operations	3,872	41
Income from continuing operations	19,879	448,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422,336	433,445
Asset impairment charge	6,250	—
Amortization of debt discount and debt issuance costs	879	485
Recovery of bad debt	(3,067)	—
Stock-based compensation	19,661	19,120
Pension settlement charge	3,343	1,200
Other	255	—
Income from asset sales	(7,820)	(8,819)
Deferred income tax expense	77,886	145,986
Change in assets and liabilities:
Accounts receivable	97,698	229,837
Inventories	(344)	(22,026)
Prepaid expenses and other	(6,537)	(30,362)
Accounts payable	(13,643)	(41,134)
Accrued liabilities	14,632	(64,975)
Deferred income taxes	2,673	317
Other noncurrent liabilities	(18,741)	40,459
Net cash provided by operating activities from continuing operations	615,340	1,151,597
Net cash provided by (used in) operating activities from discontinued operations	70	(41)
Net cash provided by operating activities	615,410	1,151,556

INVESTING ACTIVITIES:
Capital expenditures	(219,549)	(971,602)
Purchase of short-term investments	(36,958)	—
Proceeds from sales of short-term investments	32,681	—
Proceeds from asset sales	12,804	17,757
Net cash used in investing activities	(211,022)	(953,845)

FINANCING ACTIVITIES:
Proceeds from senior notes, net of discount	—	497,125
Debt issuance costs	(32)	(5,202)
Net increase in bank overdraft	—	10,824
Proceeds on short-term debt	—	1,002
Payments on short-term debt	—	(1,002)
Dividends paid	(224,040)	(223,827)
Repurchase of common stock	—	(59,654)
Exercise of stock options, net of tax withholding	483	(609)
Tax withholdings related to net share settlements of restricted stock	(3,912)	(5,104)
Excess tax benefit from stock-based compensation	761	2,969
Net cash provided by (used in) financing activities	(226,740)	216,522

Net increase in cash and cash equivalents	177,648	414,233
Cash and cash equivalents, beginning of period	729,384	360,307
Cash and cash equivalents, end of period	$907,032	$774,540

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2016

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, September 30, 2015, as adjusted	110,987	$11,099	$420,141	$4,648,346	$(1,377)	3,220	$(182,363)	$4,895,846
Net income				16,007				16,007
Other comprehensive loss					(1,779)			(1,779)
Dividends declared ($2.075 per share)				(225,605)				(225,605)
Exercise of stock options, net of tax withholding	204	20	6,263			97	(5,800)	483
Tax benefit of stock-based awards			761					761
Stock issued for vested restricted stock, net of shares withheld for employee taxes	193	19	(3,943)			3	12	(3,912)
Stock-based compensation			19,661					19,661
Balance, June 30, 2016	111,384	$11,138	$442,883	$4,438,748	$(3,156)	3,320	$(188,151)	$4,701,462

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

Starting October 1, 2015, the reporting year-end of these foreign operations was changed from August 31 to September 30.  The previously existing one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to our investments in technology, ERP systems and personnel to enhance our financial statement close process.  We believe this change is preferable because the financial information of all operating segments is now reported based on the same period-end, which improves overall financial reporting to investors by providing the most current information available.  In accordance with Accounting Standards Codification (“ASC) 810-10-50-2, “A Change in the Difference Between Parent and Subsidiary Fiscal Year-Ends,” the elimination of this previously existing reporting lag is considered a voluntary change in accounting principle in accordance with ASC 250-10-50 “Change in Accounting Principle.”   Voluntary changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2016 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in a cumulative effect of an accounting change of $1.6 million, net of income tax effect, to retained earnings as of October 1, 2015.  Net loss from continuing operations for the third quarter of fiscal 2016 would have been approximately $2.4 million lower absent the accounting change.  Net income from continuing operations for the nine months ended June 30, 2016 would have been approximately $0.8 million higher absent the accounting change.  Net loss from discontinued operations would have been approximately $4.0 million more in the three months ended June 30, 2016 absent the accounting change due to a currency devaluation recognized in the quarter ending March 31, 2016, as opposed to the third quarter of fiscal 2016.  There was no significant difference in discontinued operations for the nine months ended June 30, 2016 from the accounting change.

The impact of this change in accounting principle to eliminate the one-month lag for foreign subsidiaries is summarized below for significant items.  Other accounts were minimally impacted.

			After Voluntary
			Change in
			Accounting
	As Reported	Adjustments	Principle
	Three Months Ended June 30, 2015
	(in thousands)

Operating revenues	$659,694	$1,751	$661,445
Operating costs, excluding depreciation	351,670	(1,030)	350,640
Net income	90,860	12	90,872
Diluted earnings per common share	0.83	—	0.83

	Nine Months Ended June 30, 2015
	(in thousands)
Operating revenues	$2,599,331	$8,571	$2,607,902
Operating costs, excluding depreciation	1,375,241	1,961	1,377,202
Net income	443,439	4,584	448,023
Diluted earnings per common share	4.06	0.04	4.10

	September 30, 2015
	(in thousands)

Total assets	$7,152,012	$(4,770)	$7,147,242
Total liabilities	2,254,560	(3,164)	2,251,396
Total shareholders’ equity	4,897,452	(1,606)	4,895,846

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

As more fully described in our 2015 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and nine months ended June 30, 2016, early termination revenue was approximately $80.7 million and $189.2 million, respectively.  We had $93.0 million and $188.8 million, respectively, of early termination revenue for the three and nine months ended June 30, 2015.

Depreciation in the Consolidated Condensed Statements of Operations includes abandonments of $0.9 million for the nine months ended June 30, 2016 compared to $1.2 million and $13.5 million, respectively, for the three and nine months ended June 30, 2015.

During the three months ended June 30, 2016, we recorded an asset impairment charge in the U.S. Land segment of $6.3 million to reduce the carrying value in rig and rig related equipment classified as held for sale to their estimated fair values, based on expected sales prices.  The rig equipment is from rigs that were decommissioned from service in prior fiscal years and written down to their estimated recoverable value at the time of decommissioning.  During the three months ended June 30, 2016, we began actively marketing the equipment.  We believe the equipment will be disposed of in under a year.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs.  Included in direct operating costs are aggregate foreign currency losses of $1.1 million and $9.4 million, respectively, for the three and nine months ended June 30, 2016.  The losses are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  For the three and nine months ended June 30, 2015, we had aggregate currency losses of $0.3 million and gains of $1.5 million, respectively.

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

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $3.9 million in the first nine months of fiscal 2016, all of which corresponds to the Company’s former operations in Venezuela.

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

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants that receive dividends, which are considered participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)
	(in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(21,193)	$90,899	$19,879	$448,064
Loss from discontinued operations	(7)	(27)	(3,872)	(41)
Net income (loss)	(21,200)	90,872	16,007	448,023
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(451)	(558)	(1,410)	(2,801)
Numerator for basic earnings per share:
From continuing operations	(21,644)	90,341	18,469	445,263
From discontinued operations	(7)	(27)	(3,872)	(41)
	(21,651)	90,314	14,597	445,222
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	1	—	10
Numerator for diluted earnings per share:
From continuing operations	(21,644)	90,342	18,469	445,273
From discontinued operations	(7)	(27)	(3,872)	(41)
	$(21,651)	$90,315	$14,597	$445,232
Denominator:
Denominator for basic earnings per share — weighted-average shares	108,047	107,652	107,970	107,759
Effect of dilutive shares from stock options and restricted stock	—	817	553	812
Denominator for diluted earnings per share — adjusted weighted-average shares	108,047	108,469	108,523	108,571
Basic earnings per common share:
Income (loss) from continuing operations	$(0.20)	$0.84	$0.18	$4.13
Loss from discontinued operations	—	—	(0.04)	—
Net income (loss)	$(0.20)	$0.84	$0.14	$4.13
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.20)	$0.83	$0.17	$4.10
Loss from discontinued operations	—	—	(0.04)	—
Net income (loss)	$(0.20)	$0.83	$0.13	$4.10

We had a net loss for the three months ended June 30, 2016.  Accordingly, our diluted earnings per share calculation for the three months ended June 30, 2016 was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

Shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	3,409	592	1,861	667
Weighted-average price per share	$51.94	$73.36	$63.70	$72.85

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities June 30, 2016	$64,462	$33,257	$10,669	$87,050
Equity securities September 30, 2015	$64,462	$28,530	$1,509	$91,483

On an ongoing basis we evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  One of our securities was in an unrealized loss position for under 30 days at September 30, 2015 and then dropped below cost again in December 2015 and continued to be in a loss position through August 4, 2016.  The security is in the international offshore drilling industry which is cyclical and has been impacted by the downturn in the energy sector.  Considering the factors above including the limited time that the security was in an unrealized position and based on our ability and intent to hold these investments until the fair value recovers, impairment was not considered other-than-temporary at June 30, 2016.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $12.8 million at June 30, 2016 and $12.9 million at September 30, 2015.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At June 30, 2016, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At June 30, 2016, financial instruments utilizing level 2 inputs include bank certificates of deposit included in short-term investments and other current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value presented in our Consolidated Condensed Balance Sheet as of June 30, 2016:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificate of deposit	$2,000	$—	$2,000	$—
Corporate debt securities	20,608	—	20,608	—
U.S. government and federal agency securities	26,957	17,751	9,206	—
Total short-term investments	49,565	17,751	31,814	—
Cash and cash equivalents	907,032	907,032	—
Investments	87,050	87,050	—	—
Other current assets	26,813	26,563	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$1,072,460	$1,040,396	$32,064	$—
Nonrecurring fair value measurements:
Assets:
Assets held for sale (1)	$3,840	$—	$—	$3,840

(1)         Represents the book value as of June 30, 2016 of decommissioned rigs and rig related equipment written down to their estimated recoverable amounts at June 30, 2016. These assets are included in assets held for sale in our Consolidated Condensed Balance Sheets.

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2016 and September 30, 2015:

	June 30,	September 30,
	2016	2015
	(in millions)

Carrying value of long-term fixed-rate debt	$532.4	$531.5
Fair value of long-term fixed-rate debt	$569.4	$553.5

The fair value at June 30, 2016 for the $40 million fixed-rate debt was estimated using discounted cash flows at rates reflecting current interest rates at similar maturities plus a credit spread which was estimated using the outstanding market information on debt instruments with a similar credit profile to us.  The debt was valued using a Level 2 input.

The fair value for the $500 million fixed-rate debt was based on broker quotes at June 30, 2016.  The notes are classified within Level 2 as they are not actively traded in markets.

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

Components of accumulated other comprehensive income (loss) were as follows:

	June 30,	September 30,
	2016	2015
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$22,587	$27,021
Unrecognized actuarial loss	(28,666)	(30,144)
	$(6,079)	$(3,123)
After-tax amounts:
Unrealized appreciation on securities	$14,482	$17,201
Unrecognized actuarial loss	(17,638)	(18,578)
	$(3,156)	$(1,377)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Unrealized
	Appreciation on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at April 1, 2016	$4,738	$(17,952)	$(13,214)
Other comprehensive income before reclassifications	9,744	—	9,744
Amounts reclassified from accumulated other comprehensive income	—	314	314
Net current-period other comprehensive income	9,744	314	10,058
Balances at June 30, 2016	$14,482	$(17,638)	$(3,156)

	Nine Months Ended June 30, 2016
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at October 1, 2015	$17,201	$(18,578)	$(1,377)
Other comprehensive loss before reclassifications	(2,719)	—	(2,719)
Amounts reclassified from accumulated other comprehensive income	—	940	940
Net current-period other comprehensive income (loss)	(2,719)	940	(1,779)
Balances at June 30, 2016	$14,482	$(17,638)	$(3,156)

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Operations during the three and nine months ended June 30, 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated
(Loss) Components	2016	2015	2016	2015	Statement of Operations
	(in thousands)		(in thousands)
Defined Benefit Pension Items
Amortization of net actuarial loss	$493	$309	$1,479	$927	General and administrative
	(179)	(112)	(539)	(337)	Income tax provision
Total reclassifications for the period	$314	$197	$940	$590	Net of tax

6.              Cash Dividends

The $0.6875 per share cash dividend declared March 2, 2016, was paid June 1, 2016.  On June 1, 2016, a cash dividend of $0.70 per share was declared for shareholders of record on August 15, 2016, payable September 1, 2016. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheets.

7.              Stock-Based Compensation

On March 2, 2011, the 2010 Long-Term Incentive Plan (the “2010 Plan”) was approved by our stockholders.  The 2010 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  There were 876,379 non-qualified stock options and 294,575 shares of restricted stock awards granted in the nine months ended June 30, 2016.  Awards outstanding in the 2005 Long-Term Incentive Plan (the “2005 Plan”) remain subject to the terms and conditions of that plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,722	$1,930	$7,048	$6,900
Restricted stock	3,952	4,111	12,613	12,220
	$5,674	$6,041	$19,661	$19,120

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2016 and 2015:

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

A summary of stock option activity under all existing long-term incentive plans for the three and nine months ended June 30, 2016 is presented in the following tables:

	Three Months Ended June 30, 2016
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at April 1, 2016	3,456	$51.85
Granted	—	—
Exercised	(24)	28.00
Forfeited/Expired	(23)	63.46
Outstanding at June 30, 2016	3,409	$51.94	6.0	$55.6
Vested and expected to vest at June 30, 2016	3,381	$51.89	6.0	$55.3

Exercisable at June 30, 2016	2,244	$46.66	4.5	$48.0

	Nine Months Ended June 30, 2016
		Weighted-
		Average
	Shares	Exercise
Options	(in thousands)	Price

Outstanding at October 1, 2015	2,776	$48.51
Granted	876	58.25
Exercised	(204)	30.73
Forfeited/Expired	(39)	61.04
Outstanding at June 30, 2016	3,409	$51.94

The weighted-average fair value of options granted in the first quarter of fiscal 2016 was $13.12.  No options were granted in the second and third quarters of fiscal 2016.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2016 was $0.9 million and $6.0 million, respectively.

As of June 30, 2016, the unrecognized compensation cost related to stock options was $8.9 million which is expected to be recognized over a weighted-average period of 3.0 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2010 Plan is determined based on the closing price of our shares on the grant date.  As of June 30, 2016, there was $23.9 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the status of our restricted stock awards as of June 30, 2016 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2016
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2015	668	$67.03
Granted	294	58.25
Vested (1)	(256)	64.75
Forfeited	(36)	63.68
Unvested at June 30, 2016	670	$64.22

(1)         The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At June 30, 2016 and September 30, 2015, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	September 30,	June 30,	September 30,
	2016	2015	2016	2015
	(in thousands)

Unsecured senior notes issued July 21, 2009:
Due July 21, 2016	$40,000	$40,000	$(213)	$(498)

Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	500,000	500,000	(7,403)	(7,965)
	540,000	540,000	(7,616)	(8,463)
Less long-term debt due within one year	40,000	40,000	(766)	(906)
Long-term debt	$500,000	$500,000	$(6,850)	$(7,557)

We have $40 million senior unsecured fixed-rate notes outstanding at June 30, 2016 that matured in July 2016.  The final annual principal repayment of $40 million along with interest was paid in July 2016.

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

At June 30, 2016 we had a $300 million unsecured revolving credit facility with no borrowings, but there were three letters of credit outstanding in the amount of $40.3 million.  This facility was terminated on July 13, 2016, and the letters of credit were transferred to a new $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The new facility has $75 million available to use as letters of credit.  The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum.  Based on our debt to total capitalization on June 30, 2016, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent.  The credit facility contains additional terms, conditions, restrictions, and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality

At June 30, 2016, we had two letters of credit outstanding, totaling $12 million that were issued to support international operations.  These letters of credit were issued separately from the $300 million credit facility discussed in the preceding paragraph and do not reduce the available borrowing capacity of that facility.

9.              Income Taxes

Our effective tax rate for the first nine months of fiscal 2016 and 2015 was 62.9 percent and 35.2 percent, respectively.  The effective tax rate for the third quarter of fiscal 2016 and 2015 was -15.5 percent and 30.2 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the nine months ended June 30, 2016 was significantly impacted by reduced earnings before taxes, in conjunction with a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.

10.       Commitments and Contingencies

In conjunction with our current drilling rig construction program, purchase commitments for equipment, parts and supplies of approximately $4.9 million are outstanding at June 30, 2016.

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

The Company and its subsidiaries are parties to various pending legal actions arising in the ordinary course of our business.  We maintain insurance against certain business risks subject to certain deductibles.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our financial condition, cash flows, or results of operations.  When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time.  If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range.  We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

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

On or about April 28, 2015, Joshua Keel (“Keel”), an employee of Helmerich & Payne International Drilling Co. (“HPIDC”), filed a petition in the 152nd Judicial Court for Harris County, Texas (Cause No. 2015-24531) against Helmerich & Payne Inc., HPIDC, the operator, and several subcontractors of the operator.  The suit arises from injuries Keel sustained in an accident that occurred while he was working on HPIDC Rig 223 in New Mexico in July of 2014.  Keel alleges that the defendants were negligent and negligent per se, acted recklessly, intentionally, and/or with an utterly wanton disregard for the rights and safety of the plaintiff and has recently indicated he will seek damages well in excess of $100 million.  Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC has indemnified most of the co-defendants in the lawsuit, subject to certain reservations.  We believe we have meritorious defenses to this matter and intend to vigorously defend the Company and HPIDC, both of whom have motions for summary judgment pending.  The trial for this matter is set to begin September 19, 2016.  We will continue to defend our position and will look to our insurance carriers to respond to any liability that may arise from this incident, including our contractual indemnity obligations; however, we cannot predict the outcome.  We have accrued the amount of our self-insured retention.

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

Summarized financial information of our reportable segments for the three months ended June 30, 2016 and 2015 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2016
Contract Drilling:
U.S. Land	285,028	$—	$285,028	$25,802
Offshore	30,492	—	30,492	2,084
International Land	47,983	—	47,983	(4,991)
	363,503	—	363,503	22,895
Other	2,983	206	3,189	(2,186)
	366,486	206	366,692	20,709
Eliminations	—	(206)	(206)	—
Total	$366,486	$—	$366,486	$20,709

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2015, as adjusted
Contract Drilling:
U.S. Land	$494,615	$—	$494,615	$121,734
Offshore	57,071	—	57,071	14,684
International Land	106,551	—	106,551	18,999
	658,237	—	658,237	155,417
Other	3,208	204	3,412	(2,324)
	661,445	204	661,649	153,093
Eliminations	—	(204)	(204)	—
Total	$661,445	$—	$661,445	$153,093

Summarized financial information of our reportable segments for the nine months ended June 30, 2016 and 2015 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2016
Contract Drilling:
U.S. Land	$1,004,116	$—	$1,004,116	$143,855
Offshore	106,697	—	106,697	13,105
International Land	171,529	—	171,529	(13,924)
	1,282,342	—	1,282,342	143,036
Other	10,182	635	10,817	(4,839)
	1,292,524	635	1,293,159	138,197
Eliminations	—	(635)	(635)	—
Total	$1,292,524	$—	$1,292,524	$138,197

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2015, as adjusted
Contract Drilling:
U.S. Land	$2,103,125	$—	$2,103,125	$664,722
Offshore	189,386	—	189,386	55,386
International Land	304,262	—	304,262	40,139
	2,596,773	—	2,596,773	760,247
Other	11,129	660	11,789	(7,440)
	2,607,902	660	2,608,562	752,807
Eliminations	—	(660)	(660)	—
Total	$2,607,902	$—	$2,607,902	$752,807

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)
	(in thousands)		(in thousands)

Segment operating income	$20,709	$153,093	$138,197	$752,807
Income from asset sales	547	1,791	7,820	8,819
Corporate general and administrative costs and corporate depreciation	(34,512)	(19,835)	(78,982)	(64,880)
Operating income (loss)	(13,256)	135,049	67,035	696,746

Other income (expense):
Interest and dividend income	778	1,588	2,310	4,447
Interest expense	(6,407)	(6,136)	(16,652)	(9,326)
Other	534	(281)	926	88
Total other income (expense)	(5,095)	(4,829)	(13,416)	(4,791)

Income (loss) from continuing operations before income taxes	$(18,351)	$130,220	$53,619	$691,955

The following table presents total assets by reportable segment:

		September 30,
	June 30, 2016	2015 (as adjusted)
	(in thousands)
Total assets
U.S. Land	$5,113,421	$5,429,179
Offshore	108,656	118,852
International Land	493,207	565,712
Other	35,750	38,397
	5,751,034	6,152,140
Investments and corporate operations	1,225,405	987,005
Total assets from continued operations	6,976,439	7,139,145
Discontinued operations	80	8,097
	$6,976,519	$7,147,242

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015 (as adjusted)	2016	2015 (as adjusted)
	(in thousands)		(in thousands)
Operating revenues
United States	$318,059	$547,043	$1,113,542	$2,281,961
Argentina	33,208	53,778	118,365	128,527
Colombia	3,831	13,772	15,176	60,400
Ecuador	481	6,864	4,948	26,264
Other foreign	10,907	39,988	40,493	110,750
Total	$366,486	$661,445	$1,292,524	$2,607,902

12.       Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2016 and 2015 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest cost	$1,116	$1,171	$3,347	$3,513
Expected return on plan assets	(1,490)	(1,743)	(4,470)	(5,229)
Recognized net actuarial loss	493	309	1,479	927
Settlement	1,889	1,200	3,343	1,200
Net pension expense	$2,008	$937	$3,699	$411

We record settlement expense when benefit payments exceed the total annual service and interest costs.

Employer Contributions

We did not contribute to the Pension Plan during the nine months ended June 30, 2016.  We could make contributions for the remainder of fiscal 2016 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Nine Months Ended
	June 30,
	2016	2015 (as adjusted)
	(in thousands)

Capital expenditures incurred	$198,606	$882,079
Additions incurred prior year but paid for in current period	25,344	123,548
Additions incurred but not paid for as of the end of the period	(4,401)	(34,025)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$219,549	$971,602

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

For the nine months ended June 30, 2016, we experienced aggregate foreign currency losses of $9.4 million. The losses are primarily the result of a sharp devaluation of the Argentine peso in December 2015.  It is expected that the Argentine peso will be allowed to float in the free exchange market and foreign exchange restrictions will be less prohibitive.  However, whether in Argentina or elsewhere, in the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2016, approximately 13.3 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the nine months ended June 30, 2016, approximately 80.7 percent of operating revenues from international locations were from operations in South America.  All of the South American operating revenues were from Argentina, Colombia and Ecuador.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

15.       Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued by the FASB in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The ASU provides for full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption.  We have not yet determined which adoption method we will employ.

In July 2015, the FASB extended the effective date of this standard to interim and annual periods beginning on or after December 15, 2017. We are currently evaluating the potential effects of the adoption of this update on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$315,077	$51,429	$(20)	$366,486
Operating costs and other	3,712	314,620	61,700	(290)	379,742
Operating income (loss) from continuing operations	(3,712)	457	(10,271)	270	(13,256)

Other income, net	16	1,290	276	(270)	1,312
Interest expense	(62)	(5,597)	(748)	—	(6,407)
Equity in net loss of subsidiaries	(18,572)	(7,796)	—	26,368	—
Loss from continuing operations before income taxes	(22,330)	(11,646)	(10,743)	26,368	(18,351)
Income tax provision	(1,130)	7,230	(3,258)	—	2,842
Loss from continuing operations	(21,200)	(18,876)	(7,485)	26,368	(21,193)

Income from discontinued operations before income taxes	—	—	2,193	—	2,193
Income tax provision	—	—	2,200	—	2,200
Loss from discontinued operations	—	—	(7)	—	(7)

Net loss	$(21,200)	$(18,876)	$(7,492)	$26,368	$(21,200)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(21,200)	$(18,876)	$(7,492)	$26,368	$(21,200)
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net	—	9,744	—	—	9,744
Minimum pension liability adjustments, net	107	207	—	—	314
Other comprehensive income	107	9,951	—	—	10,058
Comprehensive loss	$(21,093)	$(8,925)	$(7,492)	$26,368	$(11,142)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$543,834	$117,629	$(18)	$661,445
Operating costs and other	3,072	423,409	100,941	(1,026)	526,396
Operating income (loss) from continuing operations	(3,072)	120,425	16,688	1,008	135,049

Other income (expense), net	(103)	1,565	852	(1,007)	1,307
Interest expense	(40)	(4,638)	(1,458)	—	(6,136)
Equity in net income of subsidiaries	92,413	13,040	—	(105,453)	—
Income from continuing operations before income taxes	89,198	130,392	16,082	(105,452)	130,220
Income tax provision	(1,674)	38,941	2,054	—	39,321
Income from continuing operations	90,872	91,451	14,028	(105,452)	90,899

Loss from discontinued operations before income taxes	—	—	(27)	—	(27)
Income tax provision	—	—	—	—	—
Loss from discontinued operations	—	—	(27)	—	(27)

Net income	$90,872	$91,451	$14,001	$(105,452)	$90,872

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$90,872	$91,451	$14,001	$(105,452)	$90,872
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(3,307)	—	—	(3,307)
Minimum pension liability adjustments, net	82	115	—	—	197
Other comprehensive income (loss)	82	(3,192)	—	—	(3,110)
Comprehensive income	$90,954	$88,259	$14,001	$(105,452)	$87,762

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	1,103,361	$189,216	$(53)	$1,292,524
Operating costs and other	9,573	1,003,369	213,640	(1,093)	1,225,489
Operating income (loss) from continuing operations	(9,573)	99,992	(24,424)	1,040	67,035

Other income (expense), net	(235)	2,680	1,831	(1,040)	3,236
Interest expense	(186)	(15,587)	(879)	—	(16,652)
Equity in net income (loss) of subsidiaries	22,042	(23,811)	—	1,769	—
Income (loss) from continuing operations before income taxes	12,048	63,274	(23,472)	1,769	53,619
Income tax provision	(3,959)	42,114	(4,415)	—	33,740
Income (loss) from continuing operations	16,007	21,160	(19,057)	1,769	19,879

Income from discontinued operations before income taxes	—	—	2,241	—	2,241
Income tax provision	—	—	6,113	—	6,113
Loss from discontinued operations	—	—	(3,872)	—	(3,872)

Net income (loss)	$16,007	21,160	$(22,929)	$1,769	$16,007

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$16,007	21,160	$(22,929)	$1,769	$16,007
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(2,719)	—	—	(2,719)
Minimum pension liability adjustments, net	322	618	—	—	940
Other comprehensive income (loss)	322	(2,101)	—	—	(1,779)
Comprehensive income (loss)	$16,329	19,059	$(22,929)	1,769	$14,228

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended June 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$2,270,839	$337,121	$(58)	$2,607,902
Operating costs and other	9,152	1,600,530	304,566	(3,092)	1,911,156
Operating income (loss) from continuing operations	(9,152)	670,309	32,555	3,034	696,746

Other income (expense), net	(100)	6,224	1,444	(3,033)	4,535
Interest expense	(59)	(4,741)	(4,526)	—	(9,326)
Equity in net income of subsidiaries	453,478	23,131	—	(476,609)	—
Income from continuing operations before income taxes	444,167	694,923	29,473	(476,608)	691,955
Income tax provision	(3,856)	243,986	3,761	—	243,891
Income from continuing operations	448,023	450,937	25,712	(476,608)	448,064

Loss from discontinued operations before income taxes	—	—	(118)	—	(118)
Income tax provision	—	—	(77)	—	(77)
Loss from discontinued operations	—	—	(41)	—	(41)

Net income	$448,023	$450,937	$25,671	$(476,608)	$448,023

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$448,023	$450,937	$25,671	$(476,608)	$448,023
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(46,754)	—	—	(46,754)
Minimum pension liability adjustments, net	246	344	—	—	590
Other comprehensive income (loss)	246	(46,410)	—	—	(46,164)
Comprehensive income	$448,269	$404,527	$25,671	$(476,608)	$401,859

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(920)	$892,476	$15,476	$—	$907,032
Short-term investments	—	49,565	—	—	49,565
Accounts receivable, net of reserve	39,698	269,495	42,995	(871)	351,317
Inventories	—	88,438	40,447	—	128,885
Prepaid expenses and other	7,997	33,403	39,638	(2,017)	79,021
Assets held for sale	—	21,772	—	—	21,772
Current assets of discontinued operations	—	—	80	—	80
Total current assets	46,775	1,355,149	138,636	(2,888)	1,537,672

Investments	12,848	87,050	—	—	99,898
Property, plant and equipment, net	61,989	4,840,172	404,273	—	5,306,434
Intercompany	15,982	1,426,888	264,212	(1,707,082)	—
Other assets	10,713	1,019	31,262	(10,479)	32,515
Investment in subsidiaries	5,645,245	203,812	—	(5,849,057)	—

Total assets	$5,793,552	$7,914,090	$838,383	$(7,569,506)	$6,976,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$39,234	$—	$—	$39,234
Accounts payable	80,926	8,718	3,904	(856)	92,692
Accrued liabilities	20,936	138,267	37,474	(2,032)	194,645
Current liabilities of discontinued operations	—	—	38	—	38
Total current liabilities	101,862	186,219	41,416	(2,888)	326,609

Noncurrent liabilities:
Long-term debt	—	493,150	—	—	493,150
Deferred income taxes	—	1,321,148	48,424	(11,479)	1,358,093
Intercompany	971,750	257,947	476,285	(1,705,982)	—
Other	18,478	28,455	46,288	—	93,221
Noncurrent liabilities of discontinued operations	—	—	3,984	—	3,984
Total noncurrent liabilities	990,228	2,100,700	574,981	(1,717,461)	1,948,448

Shareholders’ equity:
Common stock	11,138	100	—	(100)	11,138
Additional paid-in capital	442,883	47,372	547	(47,919)	442,883
Retained earnings	4,438,748	5,577,943	221,439	(5,799,382)	4,438,748
Accumulated other comprehensive loss	(3,156)	1,756	—	(1,756)	(3,156)
Treasury stock, at cost	(188,151)	—	—	—	(188,151)
Total shareholders’ equity	4,701,462	5,627,171	221,986	(5,849,157)	4,701,462

Total liabilities and shareholders’ equity	$5,793,552	$7,914,090	$838,383	$(7,569,506)	$6,976,519

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(838)	$693,273	$36,949	$—	$729,384
Short-term investments	—	45,543	—	—	45,543
Accounts receivable, net of reserve	152	374,383	71,418	(5)	445,948
Inventories	—	88,010	40,531	—	128,541
Deferred income taxes	2,834	19,277	—	(4,905)	17,206
Prepaid expenses and other	20,018	6,713	45,647	(7,903)	64,475
Current assets of discontinued operations	—	—	8,097	—	8,097
Total current assets	22,166	1,227,199	202,642	(12,813)	1,439,194

Investments	12,871	91,483	—	—	104,354
Property, plant and equipment, net	55,902	5,063,705	443,563	—	5,563,170
Intercompany	15,875	1,192,634	230,652	(1,439,161)	—
Other assets	8,387	1,389	38,901	(8,153)	40,524
Investment in subsidiaries	5,623,754	227,587	—	(5,851,341)	—

Total assets	$5,738,955	$7,803,997	$915,758	$(7,311,468)	$7,147,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt due within one year	$—	$39,094	$—	$—	$39,094
Accounts payable	80,673	20,404	7,097	(5)	108,169
Accrued liabilities	10,688	151,721	46,251	(11,103)	197,557
Current liabilities of discontinued operations	—	—	3,377	—	3,377
Total current liabilities	91,361	211,219	56,725	(11,108)	348,197

Noncurrent liabilities:
Long-term debt	—	492,443	—	—	492,443
Deferred income taxes	—	1,275,428	33,546	(13,058)	1,295,916
Intercompany	733,008	186,784	516,169	(1,435,961)	—
Other	18,740	31,560	59,820	—	110,120
Noncurrent liabilities of discontinued operations	—	—	4,720	—	4,720
Total noncurrent liabilities	751,748	1,986,215	614,255	(1,449,019)	1,903,199

Shareholders’ equity:
Common stock	11,099	100	—	(100)	11,099
Additional paid-in capital	420,141	45,824	349	(46,173)	420,141
Retained earnings	4,648,346	5,556,783	244,429	(5,801,212)	4,648,346
Accumulated other comprehensive income (loss)	(1,377)	3,856	—	(3,856)	(1,377)
Treasury stock, at cost	(182,363)	—	—	—	(182,363)
Total shareholders’ equity	4,895,846	5,606,563	244,778	(5,851,341)	4,895,846

Total liabilities and shareholders’ equity	$5,738,955	$7,803,997	$915,758	$(7,311,468)	$7,147,242

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,127	$631,371	$(20,088)	$—	$615,410

INVESTING ACTIVITIES:
Capital expenditures	(15,515)	(200,611)	(3,423)	—	(219,549)
Intercompany transfers	15,515	(15,515)	—	—	—
Purchase of short-term investments	—	(36,958)	—	—	(36,958)
Proceeds from sale of short-term investments	—	32,681	—	—	32,681
Proceeds from asset sales	8	10,956	1,840	—	12,804
Net cash provided by (used in) investing activities	8	(209,447)	(1,583)	—	(211,022)

FINANCING ACTIVITIES:
Dividends paid	(224,040)	—	—	—	(224,040)
Intercompany transfers	224,040	(224,040)	—	—	—
Debt issuance costs	—	(32)	—	—	(32)
Exercise of stock options, net of tax withholding	483	—	—	—	483
Tax withholdings related to net share settlements of restricted stock	(3,912)	—	—	—	(3,912)
Excess tax benefit from stock-based compensation	(788)	1,351	198	—	761
Net cash provided by (used in) financing activities	(4,217)	(222,721)	198	—	(226,740)

Net increase (decrease) in cash and cash equivalents	(82)	199,203	(21,473)	—	177,648
Cash and cash equivalents, beginning of period	(838)	693,273	36,949	—	729,384
Cash and cash equivalents, end of period	$(920)	$892,476	$15,476	$—	$907,032

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2015, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$66,448	$1,068,214	$16,894	$—	$1,151,556

INVESTING ACTIVITIES:
Capital expenditures	(18,708)	(911,844)	(41,050)	—	(971,602)
Intercompany transfers	18,708	(18,708)	—	—	—
Proceeds from asset sales	1	16,804	952	—	17,757
Net cash provided by (used in) Investing activities	1	(913,748)	(40,098)	—	(953,845)

FINANCING ACTIVITIES:
Proceeds from senior notes, net of discount	—	497,125	—	—	497,125
Debt issuance costs	—	(5,202)	—	—	(5,202)
Proceeds on short-term debt	—	—	1,002	—	1,002
Payments on short-term debt	—	—	(1,002)	—	(1,002)
Net increase in bank overdraft	—	—	10,824	—	10,824
Dividends paid	(223,827)	—	—	—	(223,827)
Intercompany transfers	223,827	(223,827)	—	—	—
Repurchase of common stock	(59,654)	—	—	—	(59,654)
Exercise of stock options, net of tax withholding	(609)	—	—	—	(609)
Tax withholdings related to net share settlements of restricted stock	(5,104)	—	—	—	(5,104)
Excess tax benefit from stock-based compensation	91	2,853	25	—	2,969
Net cash provided by (used in) financing activities	(65,276)	270,949	10,849	—	216,522

Net increase (decrease) in cash and cash equivalents	1,173	425,415	(12,355)	—	414,233
Cash and cash equivalents, beginning of period	(2,050)	329,655	32,702	—	360,307
Cash and cash equivalents, end of period	$(877)	$755,070	$20,347	$—	$774,540

17.  Subsequent Events

Due to the downturn in the oil and gas industry from low oil prices, our customers have reduced their drilling activity.  Based on received early termination notices, early termination revenue recognized is expected to be approximately $30 million during the fourth quarter of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

June 30, 2016

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

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

We reported a net loss of $21.2 million ($0.20 loss per diluted share) from operating revenues of $366.5 million for the third quarter ended June 30, 2016, compared with net income of $90.9 million ($0.83 per diluted share) from operating revenues of $661.4 million for the third quarter of fiscal year 2015.  Net income for the third quarter of fiscal 2016 includes approximately $0.3 million (less than $0.01 per diluted share) of after-tax gains from the sale of assets.  Net income for the third quarter of fiscal 2015 includes approximately $1.1 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2016 and 2015.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,
	2016	2015
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$285,028	$494,615
Direct operating expenses	122,694	241,109
General and administrative expense	14,221	10,465
Depreciation	116,061	121,307
Asset impairment charge	6,250	—
Segment operating income	$25,802	$121,734

Revenue days	7,483	14,219
Average rig revenue per day	$35,474	$31,959
Average rig expense per day	$13,780	$14,130
Average rig margin per day	$21,694	$17,829
Rig utilization	24%	47%

U.S. Land segment operating income decreased to $25.8 million for the third quarter of fiscal 2016 compared to $121.7 million in the same period of fiscal 2015.  Revenues were $285.0 million and $494.6 million in the third quarter of fiscal 2016 and 2015, respectively.  Included in U.S. land revenues for the three months ended June 30, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $19.6 million and $40.2 million, respectively.  Also included in revenue for the three months ended June 30, 2016 is early termination revenue of $80.7 million compared to $75.7 million during the same period of fiscal 2015.

Excluding early termination per day revenue of $10,790 and $5,325 for the third quarter of fiscal 2016 and fiscal 2015, respectively, average rig revenue per day for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 decreased by $1,950 to $24,684.  Low oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 47% decrease in revenue days when comparing the third fiscal quarter of 2016 to the same period in 2015.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

During the third quarter of fiscal 2016, we incurred $363 expense per day associated with employee severance expense for early retirement and workforce reductions.  Excluding the $363 per day impact, average rig expense per day decreased $713.  The decrease is primarily attributable to labor and other expenses associated with stacking rigs during the three months ended June 30, 2015.

Depreciation decreased $5.2 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.  The decrease is primarily due to the decommissioning of 23 rigs in fiscal 2015.  During the three months ended June 30, 2016, we recorded an asset impairment charge of $6.3 million to reduce the carrying value in used drilling equipment classified as held for sale to their estimated fair values, based on expected sales prices.  The used drilling equipment is from rigs that were decommissioned from service in prior fiscal periods and written down to their estimated recoverable value at the time of decommissioning.

U.S. land rig utilization decreased to 24 percent for the third quarter of 2016 compared to 47 percent for the third quarter of fiscal 2015.  U.S. land rig revenue days for the third quarter of fiscal 2016 were 7,483 compared with 14,219 for the same period of fiscal 2015, with an average of 82.2 and 156.3 rigs working during the third quarter of fiscal 2016 and 2015, respectively.  We expect rig utilization to increase in the fourth quarter of fiscal 2016 from the third quarter of fiscal 2016, primarily due to some rigs returning to work.

At June 30, 2016, 89 out of 348 existing rigs in the U.S. Land segment were contracted.  Of the 89 contracted rigs, 75 were under fixed term contracts and 14 were working in the spot market.  As of July 28, 2016, 91 rigs were contracted in the segment.  Based on received early termination notices, early termination revenue is expected to be approximately $30 million during the fourth fiscal quarter of 2016.

	Three Months Ended June 30,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$30,492	$57,071
Direct operating expenses	24,249	39,011
General and administrative expense	975	688
Depreciation	3,184	2,688
Segment operating income	$2,084	$14,684

Revenue days	637	728
Average rig revenue per day	$25,568	$38,333
Average rig expense per day	$18,823	$24,068
Average rig margin per day	$6,745	$14,265
Rig utilization	78%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.3 million and $10.7 million for the three months ended June 30, 2016 and 2015, respectively.

Average rig revenue per day and average rig margin per day decreased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

During the third quarter of fiscal 2016, we incurred $1,236 expense per day associated with employee severance expense for early retirement and workforce reductions.  Excluding the $1,236 per day impact, average rig expense per day decreased $6,481.  The decrease is primarily attributable to several rigs under contract during the third quarter of fiscal 2016 that were idle on customer-owned platforms receiving a standby type dayrate without incurring expenses to operate the rig.

At the end of June 30, 2016, seven platform rigs were contracted compared to eight at June 30, 2015 resulting in a lower rig utilization for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

	Three Months Ended June 30,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$47,983	$106,551
Direct operating expenses	38,230	70,602
General and administrative expense	772	628
Depreciation	13,972	16,322
Segment operating income (loss)	$(4,991)	$18,999

Revenue days	1,274	1,836
Average rig revenue per day	$34,693	$53,383
Average rig expense per day	$26,156	$33,598
Average rig margin per day	$8,537	$19,785
Rig utilization	37%	50%

The International Land segment had an operating loss of $5.0 million for the third quarter of fiscal 2016 compared to operating income of $19.0 million in the same period of fiscal 2015.  Included in International land revenues for the three months ended June 30, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $3.8 million and $8.5 million, respectively.  Also included in revenue for the three months ended June 30, 2015 is early termination revenue of $17.3 million.

Excluding early termination per day revenue of $9,413 in the third quarter of fiscal 2015, average rig revenue per day for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 decreased by $9,277 to $34,693.  Low oil prices continued to have a negative effect on customer spending.  Some customers have not renewed expiring contracts while others, during the first nine months of fiscal 2015, elected to terminate fixed-term contracts early. As a result, we experienced a 31% decrease in revenue days when comparing the third fiscal quarter of 2016 to the same period in 2015.  During the current quarter, an average of 14.0 rigs worked compared to an average of 20.2 rigs in the third quarter of fiscal 2015.  We expect revenue days to increase in the fourth quarter of fiscal 2016 due to two idle rigs returning to work during the quarter.

During the third quarter of fiscal 2016, we incurred $924 expense per day associated with employee severance expense for early retirement and workforce reductions.  Excluding the $924 per day impact, average rig expense per day decreased $8,366.  The decrease is primarily attributable to startup costs incurred from rigs transferred to the segment during the three months ended June 30, 2015.

Excluding the impact of early termination revenue and employee severance expense, average rig margin decreased $911 to $9,461 for the third quarter of fiscal 2016 from $10,372 for the third quarter of fiscal 2015.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2016 and 2015, we incurred $2.7 million and $3.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased $17.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Contributing to the increase were expenses related to employee work force reduction including employee severance expenses, additional pension expense and employer match to our 401k/Employee Thrift Plan due to regulatory requirements.

Income tax expense decreased to $2.8 million in the third quarter of fiscal 2016 from $39.3 million in the third quarter of fiscal 2015, and the effective tax rate decreased to -15.5 percent from 30.2 percent.  We expect the effective tax rate for the remaining quarter of fiscal 2016 to be approximately 58.0 percent.

Nine Months Ended June 30, 2016 vs. Nine Months Ended June 30, 2015

We reported income from continuing operations of $16.0 million ($0.13 per diluted share) from operating revenues of $1.3 billion for the nine months ended June 30, 2016, compared with income from continuing operations and net income of $448.0 million ($4.10 per diluted share) from operating revenues of $2.6 billion for the nine months of fiscal year 2015.  Including discontinued operations, we recorded net income of $16.0 million ($0.13 per diluted share) for the nine months ended June 30, 2016.  Income from continuing operations for the first nine months of fiscal 2016 includes approximately $4.7 million ($0.04 per diluted share) of after-tax gains from the sale of assets.  Net income for the first nine months of fiscal 2015 includes approximately $5.5 million ($0.05 per diluted share) of after-tax gains from the sale of assets.

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $3.9 million ($0.04 loss per diluted share) for the nine months ended June 30, 2016, all of which corresponds to the Company’s former operations in Venezuela.

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2016 and 2015.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations for international operations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,
	2016	2015
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$1,004,116	$2,103,125
Direct operating expenses	460,119	1,034,724
General and administrative expense	38,790	34,785
Depreciation	355,102	368,894
Asset impairment charge	6,250	—
Segment operating income	$143,855	$664,722

Revenue days	29,029	62,376
Average rig revenue per day	$32,251	$30,538
Average rig expense per day	$13,532	$13,410
Average rig margin per day	$18,719	$17,128
Rig utilization	31%	68%

U.S. Land segment operating income decreased to $143.9 million for the first nine months of fiscal 2016 compared to $664.7 million in the same period of fiscal 2015.  Revenues were $1.0 billion and $2.1 billion in the first nine months of fiscal 2016 and 2015, respectively.  Included in U.S. land revenues for the nine months ended June 30, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $67.9 million and $198.3 million, respectively.  Also included in revenue for the nine months ended June 30, 2016 is early termination revenue of $189.2 million compared to $170.1 million during the same period of fiscal 2015.

Excluding early termination per day revenue of $6,517 and $2,727 for the first nine months of fiscal 2016 and fiscal 2015, respectively, average rig revenue per day for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 decreased by $2,077 to $25,734.  Low oil prices continued to have a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced a 53% decrease in revenue days when comparing the first nine months of 2016 to the same period in 2015.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

Depreciation decreased $13.8 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.  The decrease is primarily due to the decommissioning of 23 rigs in fiscal 2015.  Included in depreciation are abandonments of $0.7 million and $13.0 million, respectively, for the nine months ended June 30, 2016 and 2015.  During the nine months ended June 30, 2016, we recorded an asset impairment charge of $6.3 million to reduce the carrying value in used drilling equipment classified as held for sale to their estimated fair values, based on expected sales prices.  The used drilling equipment is from rigs that were decommissioned from service in prior fiscal periods and written down to their estimated recoverable value at the time of decommissioning.

U.S. land rig utilization decreased to 31 percent for the first nine months of 2016 compared to 68 percent for the first nine months of fiscal 2015.  U.S. land rig revenue days for the first nine months of fiscal 2016 were 29,029 compared with 62,376 for the same period of fiscal 2015, with an average of 105.9 and 228.5 rigs working during the first nine months of fiscal 2016 and 2015, respectively.  We expect rig utilization to increase in the fourth quarter of fiscal 2016 primarily due to some rigs returning to work.

At June 30, 2016, 89 out of 348 existing rigs in the U.S. Land segment were contracted.  Of the 89 contracted rigs, 75 were under fixed term contracts and 14 were working in the spot market.  As of July 28, 2016, 91 rigs were contracted in the segment.  Based on received early termination notices, early termination revenue is expected to be approximately $30 million during the fourth fiscal quarter of 2016.

	Nine Months Ended June 30,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$106,697	$189,386
Direct operating expenses	81,607	122,750
General and administrative expense	2,674	2,468
Depreciation	9,311	8,782
Segment operating income	$13,105	$55,386

Revenue days	2,064	2,331
Average rig revenue per day	$27,086	$48,136
Average rig expense per day	$19,721	$30,126
Average rig margin per day	$7,365	$18,010
Rig utilization	84%	95%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $17.7 million and $21.5 million for the first nine months ended June 30, 2016 and 2015, respectively.

Average rig revenue per day and average rig margin per day decreased in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 primarily due to several rigs moving to lower pricing while on standby or other special dayrates.

At the end of June 30, 2016, seven platform rigs were contracted compared to eight at June 30, 2015 resulting in a lower rig utilization for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

	Nine Months Ended June 30,
	2016	2015 (as adjusted)
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$171,529	$304,262
Direct operating expenses	140,351	219,916
General and administrative expense	2,377	2,256
Depreciation	42,725	41,951
Segment operating income (loss)	$(13,924)	$40,139

Revenue days	3,992	5,676
Average rig revenue per day	$39,382	$48,398
Average rig expense per day	$29,050	$33,769
Average rig margin per day	$10,332	$14,629
Rig utilization	38%	53%

The International Land segment had an operating loss of $13.9 million for the first nine months of fiscal 2016 compared to operating income of $40.1 million in the same period of fiscal 2015.  Included in International land revenues for the nine months ended June 30, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $14.3 million and $29.6 million, respectively.  Also included in revenue for the nine months ended June 30, 2015 is early termination revenue of $18.7 million.

Included in direct operating expenses for the nine months ended June 30, 2016 is $10.0 million of foreign currency transaction losses, primarily due to a devaluation of the Argentine peso in December 2015.

Excluding early termination per day revenue of $3,293 in the first nine months of fiscal 2015, average rig margin per day for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 decreased by $1,004 to $10,332.  Low oil prices continued to have a negative effect on customer spending.  Some customers have not renewed expiring contracts while others, during the first nine months of fiscal 2015, elected to terminate fixed-term contracts early. As a result, we experienced a 30% decrease in revenue days when comparing the first nine months of 2016 to the same period in 2015.  During the first nine months of fiscal 2016, an average of 14.6 rigs worked compared to an average of 20.8 rigs in the first nine months of fiscal 2015.  We expect revenue days to increase in the fourth quarter of fiscal 2016 due to two idle rigs returning to work during the quarter.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2016 and 2015, we incurred $7.9 million and $12.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased $15.4 million for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.  Contributing to the increase were expenses related to employee work force reductions including employee severance expenses, additional pension expense and employer match to our 401k/Employee Thrift Plan due to regulatory requirements.

Interest expense, net of amounts capitalized, totaled $16.7 million and $9.3 million for the nine months ended June 30, 2016 and 2015, respectively.  Interest expense is primarily attributable to fixed-rate debt outstanding.  The increase in interest expense in the comparative quarters is primarily due to the issuance of $500 million unsecured senior notes in March 2015.

Income tax expense decreased to $33.7 million in the first nine months of fiscal 2016 from $243.9 million in the first nine months of fiscal 2015, and the effective tax rate increased to 62.9 percent from 35.2 percent.  The effective tax rate for the nine months ended June 30, 2016 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.  We expect the effective tax rate for fiscal 2016 to be between 75 percent and 80 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents increased to $907.0 million at June 30, 2016 from $729.4 million at September 30, 2015. The following table provides a summary of cash flows:

	Nine Months Ended June 30,
	2016	2015 (as adjusted)
	(in thousands)
Net cash provided (used) by:

Operating activities	$615,410	$1,151,556
Investing activities	(211,022)	(953,845)
Financing activities	(226,740)	216,522
Increase in cash and cash equivalents	$177,648	$414,233

Operating activities

Cash flows from operating activities were approximately $615.4 million for the nine months ended June 30, 2016 compared to approximately $1.2 billion for the same period ended June 30, 2015.  Multiple items contributed to the change, including lower net income, lower deferred income tax expenses, and lower net changes in current assets and current liabilities in the first nine months of fiscal 2016 compared to the same period in fiscal 2015.

Investing activities

Capital expenditures during the nine months ended June 30, 2016 were $219.5 million compared to $971.6 million during the nine months ended June 30, 2015.  The decrease is primarily due to the reduction in the number of new rigs built during the comparative periods.

Financing activities

Cash used in financing activities for the first nine months of 2016 was comprised primarily of dividends paid of $224.0 million.  During the nine months ended June 30, 2015, we received proceeds from senior notes, net of discount and debt issuance costs of $491.9 million.  Additionally, during the first nine months of fiscal 2015, we purchased 810,097 common shares at an aggregate cost of $59.7 million and paid dividends of $223.8 million.

Other Liquidity

Our operating cash requirements, scheduled debt repayments, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig construction program, for fiscal 2016 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will continue to generate cash flows at current levels.  Our indebtedness totaled $532.4 million at June 30, 2016, of which a $40.0 million scheduled principal payment was paid in July, 2016.  Subsequent to June 30, 2016, we terminated an unsecured $300 million revolving credit facility and obtained a new unsecured $300 million revolving credit facility.  There were no borrowings against the credit facility.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of June 30, 2016 and September 30, 2015 was $2.0 billion and $3.1 billion, respectively.  The decrease in backlog at June 30, 2016 from September 30, 2015 is primarily due to the revenue earned since September 30, 2015 and the expiration and termination of long-term contracts.  Approximately 87.8 percent of the June 30, 2016 backlog is not reasonably expected to be filled in fiscal 2016. Included in backlog is early termination revenue expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.  In addition, a portion of the backlog represents term contracts for new rigs that will be deployed in the future.

The following table sets forth the total backlog by reportable segment as of June 30, 2016 and September 30, 2015, and the percentage of the June 30, 2016 backlog not reasonably expected to be filled in fiscal 2016:

	Three Months Ended
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2016	2015	Expected to be Filled in Fiscal 2016
	(in billions)

U.S. Land	$1.4	$2.2	85.9%
Offshore	0.1	0.1	87.2%
International Land	0.5	0.8	92.6%
	$2.0	$3.1

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

Capital Resources

During the three months ended June 30, 2016, we completed one new FlexRig.  We plan to complete one more FlexRig during this calendar year and then our scheduled building of new FlexRigs will be complete.  As in prior fiscal periods, the new FlexRig is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2016 is expected to be in the range of $300 million to $350 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the further enhancement of our existing fleet.  Capital expenditures were $219.5 million and $971.6 million for the first nine months of fiscal 2016 and 2015, respectively.

There were no other significant changes in our financial position since September 30, 2015.

MATERIAL COMMITMENTS

Material commitments as reported in our 2015 Annual Report on Form 10-K have not changed significantly at June 30, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2015 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued by the FASB in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer.  The ASU provides for full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption.  We have not yet determined which adoption method we will employ.  In July 2015, the FASB extended the effective date of this standard to interim and annual periods beginning on or after December 15, 2017. We are currently evaluating the potential effects of the adoption of this update on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Beginning in fiscal 2015, we began designing and implementing a new enterprise resource planning system.  We are implementing aspects of this system in discrete phases and the initial and most significant transition from our current system to the new system occurred in February 2016.  As we move forward, this implementation will continue to require us to monitor and maintain appropriate internal control over financial reporting.  While we expect that our internal controls over financial reporting will remain largely similar or unchanged, it is possible that in the process, we may make changes to our internal control over financial reporting that could materially affect our internal control over financial reporting.  In addition, it is possible that during future phases of the implementation, we may make changes to our internal control over financial reporting that may not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Keel Litigation.  On or about April 28, 2015, Joshua Keel (“Keel”), an employee of Helmerich & Payne International Drilling Co. (“HPIDC”), filed a petition in the 152nd Judicial Court for Harris County, Texas (Cause No. 2015-24531) against Helmerich & Payne Inc., HPIDC, the operator, and several subcontractors of the operator.  The suit arises from injuries Keel sustained in an accident that occurred while he was working on HPIDC Rig 223 in New Mexico in July of 2014.  Keel alleges that the defendants were negligent and negligent per se, acted recklessly, intentionally, and/or with an utterly wanton disregard for the rights and safety of the plaintiff and has recently indicated he will seek damages well in excess of $100 million.  Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC has indemnified most of the co-defendants in the lawsuit, subject to certain reservations.  We believe we have meritorious defenses to this matter and intend to vigorously defend the Company and HPIDC, both of whom have motions for summary judgment pending.  The trial for this matter is set to begin September 19, 2016.  We will continue to defend our position and will look to our insurance carriers to respond to any liability that may arise from this incident, including our contractual indemnity obligations; however, we cannot predict the outcome.  We have accrued the amount of our self-insured retention.

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

In June 2014, oil prices reached over $106 per barrel and then began to decline significantly during the second half of 2014 and continued to decline in 2015 closing below $40 per barrel by December 31, 2015.  During early 2016, oil prices dropped below $30 per barrel before recovering to recent price levels of over $40 per barrel.  As a result, many of our customers announced significant reductions in their 2016 capital spending budgets.  At June 30, 2015, 153 out of an available 341 land rigs were working in the U.S. Land segment.  In contrast, at June 30, 2016, 89 out of an available 348 land rigs were contracted in the U.S. Land segment.  At July 28, 2016, 91 rigs were contracted in the U.S. Land segment.  In the event oil prices remain depressed for a sustained period, or decline further, our U.S. Land, International Land and Offshore segments may experience further, significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2016, approximately 13.3 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the nine months ended June 30, 2016, approximately 80.7 percent of operating revenues from international locations were from operations in South America.  All of the South American operating revenues were from Argentina, Colombia and Ecuador.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2015.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2016, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the nine months ended June 30, 2016, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Change of Control Agreement applicable to Chief Executive Officer of Helmerich & Payne, Inc.
10.2	Form of Change of Control Agreement applicable to certain officers (other than CEO) and employees of Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2016, filed on August 5, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 5, 2016	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	August 5, 2016	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Change of Control Agreement applicable to Chief Executive Officer of Helmerich & Payne, Inc.
10.2	Form of Change of Control Agreement applicable to certain officers (other than CEO) and employees of Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2016, filed on August 5, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.