Form 10-Q
period 2016-12-31
Helmerich & Payne, Inc.
filed 2017-02-03
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2017
Common Stock, $0.10 par value	108,563,000

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$825,893	$905,561
Short-term investments	45,263	44,148
Accounts receivable, less reserve of $5,016 at December 31, 2016 and $2,696 at September 30, 2016	326,771	375,169
Inventories	126,082	124,325
Prepaid expenses and other	75,926	78,067
Assets held for sale	45,297	45,352
Current assets of discontinued operations	51	64
Total current assets	1,445,283	1,572,686

Investments	105,177	84,955
Property, plant and equipment, net	5,102,679	5,144,733
Other assets	24,498	29,645

Total assets	$6,677,637	$6,832,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,638	$95,422
Accrued liabilities	174,920	234,639
Current liabilities of discontinued operations	70	59
Total current liabilities	286,628	330,120

Noncurrent liabilities:
Long-term debt less unamortized discount and debt issuance costs	492,110	491,847
Deferred income taxes	1,332,269	1,342,456
Other	86,359	102,781
Noncurrent liabilities of discontinued operations	4,356	3,890
Total noncurrent liabilities	1,915,094	1,940,974

Shareholders’ equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 111,876,237 shares and 111,400,339 shares issued as of December 31, 2016 and September 30, 2016, respectively and 108,562,523 shares and 108,077,916 shares outstanding as of December 31, 2016 and September 30, 2016, respectively	11,188	11,140
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	463,859	448,452
Retained earnings	4,178,235	4,289,807
Accumulated other comprehensive income (loss)	12,574	(204)
Treasury stock, at cost	(189,941)	(188,270)
Total shareholders’ equity	4,475,915	4,560,925

Total liabilities and shareholders’ equity	$6,677,637	$6,832,019

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2016	2015
Operating revenues:
Drilling — U.S. Land	$263,636	$369,805
Drilling — Offshore	33,812	41,880
Drilling — International Land	68,031	72,194
Other	3,111	3,968
	368,590	487,847

Operating costs and other:
Operating costs, excluding depreciation	247,679	276,644
Depreciation	133,847	142,129
General and administrative	34,262	32,074
Research and development	2,808	2,919
Income from asset sales	(842)	(4,589)
	417,754	449,177

Operating income (loss) from continuing operations	(49,164)	38,670

Other income (expense):
Interest and dividend income	990	733
Interest expense	(5,055)	(4,524)
Other	387	(261)
	(3,678)	(4,052)

Income (loss) from continuing operations before income taxes	(52,842)	34,618
Income tax provision	(18,288)	18,720
Income (loss) from continuing operations	(34,554)	15,898

Income (loss) from discontinued operations before income taxes	(424)	104
Income tax provision	85	—

Income (loss) from discontinued operations	(509)	104

NET INCOME (LOSS)	$(35,063)	$16,002

Basic earnings per common share:
Income (loss) from continuing operations	$(0.33)	$0.15
Income (loss) from discontinued operations	—	—
Net income (loss)	$(0.33)	$0.15

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.33)	$0.15
Income (loss) from discontinued operations	—	—
Net income (loss)	$(0.33)	$0.15

Weighted average shares outstanding:
Basic	108,276	107,852
Diluted	108,276	108,409

Dividends declared per common share	$0.7000	$0.6875

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2016	2015

Net income (loss)	$(35,063)	$16,002
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($7.8) million at December 31, 2016 and $6.9 million at December 31, 2015	12,412	(11,010)
Minimum pension liability adjustments, net of income taxes of ($0.2) million at December 31, 2016 and ($0.2) million at December 31, 2015	366	313
Other comprehensive income (loss)	12,778	(10,697)
Comprehensive income (loss)	$(22,285)	$5,305

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(35,063)	$16,002
Adjustment for (income) loss from discontinued operations	509	(104)
Income (loss) from continuing operations	(34,554)	15,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133,847	142,129
Amortization of debt discount and debt issuance costs	263	255
Provision for bad debt	2,350	6
Stock-based compensation	5,901	7,921
Other	10	233
Income from asset sales	(842)	(4,589)
Deferred income tax expense	(17,073)	20,169
Change in assets and liabilities:
Accounts receivable	46,048	72,083
Inventories	(1,721)	1,299
Prepaid expenses and other	7,288	(3,657)
Accounts payable	15,883	(10,554)
Accrued liabilities	(69,733)	74,170
Deferred income taxes	(1,153)	3,487
Other noncurrent liabilities	(15,827)	(10,758)
Net cash provided by operating activities from continuing operations	70,687	308,092
Net cash provided by (used in) operating activities from discontinued operations	(19)	104
Net cash provided by operating activities	70,668	308,196

INVESTING ACTIVITIES:
Capital expenditures	(82,127)	(114,470)
Purchase of short-term investments	(15,025)	(6,918)
Proceeds from sales of short-term investments	13,900	4,600
Proceeds from asset sales	1,209	6,058
Net cash used in investing activities	(82,043)	(110,730)

FINANCING ACTIVITIES:
Debt issuance costs	—	(32)
Dividends paid	(76,176)	(74,560)
Exercise of stock options, net of tax withholding	9,827	(59)
Tax withholdings related to net share settlements of restricted stock	(5,647)	(3,617)
Excess tax benefit from stock-based compensation	3,703	(352)
Net cash used in financing activities	(68,293)	(78,620)

Net increase (decrease) in cash and cash equivalents	(79,668)	118,846
Cash and cash equivalents, beginning of period	905,561	729,384
Cash and cash equivalents, end of period	$825,893	$848,230

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2016

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Equity

Balance, September 30, 2016	111,400	$11,140	$448,452	$4,289,807	$(204)	3,322	$(188,270)	$4,560,925
Net income (loss)				(35,063)				(35,063)
Other comprehensive income					12,778			12,778
Dividends declared ($0.70 per share)				(76,509)				(76,509)
Exercise of stock options, net of tax withholding	335	34	13,161			49	(3,368)	9,827
Tax benefit of stock-based awards			3,703					3,703
Stock issued for vested restricted stock, net of shares withheld for employee taxes	141	14	(7,358)			(57)	1,697	(5,647)
Stock-based compensation			5,901					5,901

Balance, December 31, 2016	111,876	$11,188	$463,859	$4,178,235	$12,574	3,314	$(189,941)	$4,475,915

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2016 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

As more fully described in our 2016 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three months ended December 31, 2016, early termination revenue was approximately $13.5 million.  We had $28.9 million of early termination revenue for the three months ended December 31, 2015.

Depreciation in the Consolidated Condensed Statements of Operations includes abandonments of $0.8 million for the three months ended December 31, 2016 and $0.5 million for the three months ended December 31, 2015.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs.  Included in direct operating costs is an aggregate foreign currency loss of $1.4 million for the three months ended December 31, 2016.  For the three months ended December 31, 2015, we had aggregate foreign currency losses of $8.5 million, primarily due to the sharp devaluation of the Argentine peso in December 2015.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2016	2015
	(in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(34,554)	$15,898
Income (loss) from discontinued operations	(509)	104
Net income	(35,063)	16,002
Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(446)	(260)
Numerator for basic earnings per share:
From continuing operations	(35,000)	15,638
From discontinued operations	(509)	104
	(35,509)	15,742
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—
Numerator for diluted earnings per share:
From continuing operations	(35,000)	15,638
From discontinued operations	(509)	104
	$(35,509)	$15,742
Denominator:
Denominator for basic earnings per share — weighted-average shares	108,276	107,852
Effect of dilutive shares from stock options and restricted stock	—	557
Denominator for diluted earnings per share — adjusted weighted-average shares	108,276	108,409

Basic earnings per common share:
Income (loss) from continuing operations	$(0.33)	$0.15
Income (loss) from discontinued operations	—	—
Net income	$(0.33)	$0.15

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.33)	$0.15
Income (loss) from discontinued operations	—	—
Net income	$(0.33)	$0.15

We had a net loss for the three months ended December 31, 2016.  Accordingly, our diluted earnings per share calculation for the three months ended December 31, 2016 was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	555	1,899
Weighted-average price per share	$80.63	$63.66

4.              Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Equity securities December 31, 2016	$38,473	$53,294	$—	$91,767
Equity securities September 30, 2016	$38,473	$33,051	$—	$71,524

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

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $13.4 million at December 31, 2016 and September 30, 2016.  The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At December 31, 2016, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2016, Level 2 inputs include U.S. Agency issued debt securities and corporate bonds measured using broker quotations that utilize observable market inputs. Also included in level 2 inputs are bank certificate of deposits included in short-term investments or current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value presented in our Consolidated Condensed Balance Sheet as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Corporate debt securities	$25,392	$—	$25,392	$—
U.S. government and federal agency securities	19,871	15,883	3,988	—
Total short-term investments	45,263	15,883	29,380	—
Cash and cash equivalents	825,893	825,893	—	—
Investments	91,767	91,767	—	—
Other current assets	28,361	28,111	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$993,284	$963,654	$29,630	$—

Nonrecurring fair value measurements:
Assets:
Assets held for sale (1)	$1,106	$—	$—	$1,106

(1)   Represents the book value as of December 31, 2016 of decommissioned rigs and rig related equipment written down to their estimated recoverable amounts at December 31, 2016.  These assets are included in assets held for sale in our Consolidated Condensed Balance Sheets.

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2016 and September 30, 2016:

	December 31,	September 30,
	2016	2016
	(in millions)

Carrying value of long-term fixed-rate debt	$492.1	$491.8
Fair value of long-term fixed-rate debt	$513.1	$529.6

The fair value for the $500 million fixed-rate debt was based on broker quotes at December 31, 2016.  The notes are classified within Level 2 as they are not actively traded in markets.

5.              Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares in either the first quarter of fiscal 2017 or fiscal 2016.

Components of accumulated other comprehensive income (loss) were as follows:

	December 31,	September 30,
	2016	2016
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$53,293	$33,051
Unrecognized actuarial loss	(33,537)	(34,112)
	$19,756	$(1,061)
After-tax amounts:
Unrealized appreciation on securities	$33,311	$20,899
Unrecognized actuarial loss	(20,737)	(21,103)
	$12,574	$(204)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended December 31, 2016:

	Three Months Ended December 31, 2016
	Unrealized
	Appreciation (Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)

Balances at September 30, 2016	$20,899	$(21,103)	$(204)
Other comprehensive income before reclassifications	12,412	—	12,412
Amounts reclassified from accumulated other comprehensive income (loss)	—	366	366
Net current-period other comprehensive income	12,412	366	12,778
Balances at December 31, 2016	$33,311	$(20,737)	$12,574

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Operations:

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
Details About Accumulated Other	Three Months Ended		Affected Line Item in the
Comprehensive Income	December 31,		Condensed Consolidated
(Loss) Components	2016	2015	Statement of Income
	(in thousands)

Defined Benefit Pension
Amortization of net actuarial loss	$575	$493	General and administrative
	(209)	(180)	Income tax provision
Total reclassifications for the period	$366	$313	Net of tax

6.              Cash Dividends

The $0.70 per share cash dividend declared September 8, 2016, was paid December 1, 2016.  On December 6, 2016, a cash dividend of $0.70 per share was declared for shareholders of record on February 13, 2017, payable March 1, 2017. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheets.

7.              Stock-Based Compensation

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders. The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire 10 years after the grant date.  Awards outstanding in the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) remain subject to the terms and conditions of those plans. As of December 31, 2016, there were 323,775 non-qualified stock options and 263,362 shares of restricted stock awards granted under the 2016 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
Compensation expense
Stock options	$1,652	$3,550
Restricted stock	4,249	4,371
	$5,901	$7,921

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2016 and 2015:

	2016	2015

Risk-free interest rate	2.0%	1.8%
Expected stock volatility	39.4%	37.6%
Dividend yield	3.4%	4.6%
Expected term (in years)	5.5	5.5

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury securities for the expected term of the option.

Expected Volatility Rate.  Expected volatility is based upon historical experience of the daily closing price of our stock over a period which approximates the expected term of the option.

Expected Dividend Yield.  The expected dividend yield is based on our current dividend yield.

Expected Term.  The expected term of the options granted represents the period of time that they are expected to be outstanding.  We estimate the expected term of options granted based on historical experience with grants and exercises.

A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2016 is presented in the following tables:

	Three Months Ended December 31, 2016
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Options	(in thousands)	Price	(in years)	(in millions)

Outstanding at October 1, 2016	3,312	$51.74
Granted	324	81.31
Exercised	(335)	39.40
Forfeited/Expired	(11)	73.36
Outstanding at December 31, 2016	3,290	$55.84	6.15	$72.7
Vested and expected to vest at December 31, 2016	3,236	$55.61	6.10	$72.2

Exercisable at December 31, 2016	2,251	$50.21	4.84	$61.6

The weighted-average fair value of options granted in the first quarter of fiscal 2017 and 2016 was $22.42 and $13.12, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2016 and 2015 was $11.6 million and $3.1 million, respectively.

As of December 31, 2016, the unrecognized compensation cost related to stock options was $11.5 million which is expected to be recognized over a weighted-average period of 3.1 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2016 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2016, there was $34.4 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.9 years.

A summary of the status of our restricted stock awards as of December 31, 2016 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2016
		Weighted-
		Average
	Shares	Grant-Date
Restricted Stock Awards	(in thousands)	Fair Value

Unvested at October 1, 2016	648	$64.24
Granted	263	81.31
Vested (1)	(270)	63.79
Forfeited	(2)	66.73
Unvested at December 31, 2016	639	$71.46

(1)              The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.              Debt

At December 31, 2016 and September 30, 2016, we had the following unsecured long-term debt outstanding:

	Principal		Unamortized Discount and Debt Issuance Costs
	December 31,	September 30,	December 31,	September 30,
	2016	2016	2016	2016
	(in thousands)

Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	500,000	500,000	(7,890)	(8,153)
	500,000	500,000	(7,890)	(8,153)
Less long-term debt due within one year	—	—	—	—
Long-term debt	$500,000	$500,000	$(7,890)	$(8,153)

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

We have a $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The credit facility has $75 million available to use as letters of credit. The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR).  We also pay a commitment fee based on the unused balance of the facility.  Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization.  The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum.  Based on our debt to total capitalization on December 31, 2016, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively.  There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent.  The credit facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality including a limitation that priority debt (as defined in the agreement) may not exceed 17.5% of the net worth of the Company.  As of December 31, 2016, there were no borrowings, but there were four letters of credit outstanding in the amount of $40.3 million.  At December 31, 2016, we had $259.7 million available to borrow under our $300 million unsecured credit facility.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2016, we were in compliance with all debt covenants.

9.              Income Taxes

Our effective tax rate for the first three months of fiscal 2017 and 2016 was 34.6 percent and 54.1 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the three months ended December 31, 2015 was also impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.

10.       Commitments and Contingencies

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At December 31, 2016, we had purchase commitments for equipment, parts and supplies of approximately $87.2 million.

We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business.  We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. (“HPIDC”) and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies are recognized in our Consolidated Financial Statements.

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

On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, HPIDC, and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of HPIDC’s offshore platform rigs in the Gulf of Mexico.  We also engaged in discussions with the Inspector General’s office of the Department of Interior (“DOI”) regarding the same events that were the subject of the DOJ’s investigation.  Although we do not presently anticipate any further action by the DOI in this matter, we can provide no assurance as to the timing or eventual outcome of the DOI’s consideration of the matter.

On or about April 28, 2015, Joshua Keel (“Keel”), an employee of HPIDC, filed a petition in the 152nd Judicial Court for Harris County, Texas (Cause No. 2015-24531) against us, our customer and several subcontractors of our customer. The suit arose from injuries Keel sustained in an accident that occurred while he was working on HPIDC Rig 223 in New Mexico in July of 2014. Keel alleged that the defendants were negligent and negligent per se, acted recklessly, intentionally, and/or with an utterly wanton disregard for the rights and safety of the plaintiff and sought damages well in excess of $100 million. Pursuant to the terms of the drilling contract between HPIDC and its customer, HPIDC indemnified most of the co-defendants in the lawsuit. On September 14, 2016, the parties in the Keel litigation entered into a global settlement agreement, which was approved by the court on October 14, 2016. The total settlement amount of $72 million, accrued at September 30, 2016, was paid by the Company and its insurers on behalf of all defendants, in December 2016, pursuant to industry standard contractual indemnification obligations.

11.       Segment Information

We operate principally in the contract drilling industry. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  Each reportable operating segment is a strategic business unit that is managed separately.  Our primary international areas of operation include Colombia, Ecuador, Argentina, Bahrain, U.A.E. and other South American and Middle Eastern countries.  Other includes additional non-reportable operating segments.  Revenues included in Other consist primarily of rental income.  Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2016 and 2015 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2016
Contract Drilling:
U.S. Land	263,636	$—	$263,636	$(30,888)
Offshore	33,812	—	33,812	6,784
International Land	68,031	—	68,031	825
	365,479	—	365,479	(23,279)
Other	3,111	208	3,319	(2,049)
	368,590	208	368,798	(25,328)
Eliminations	—	(208)	(208)	—
Total	$368,590	$—	$368,590	$(25,328)

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2015
Contract Drilling:
U.S. Land	$369,805	$—	$369,805	$55,532
Offshore	41,880	—	41,880	7,722
International Land	72,194	—	72,194	(6,665)
	483,879	—	483,879	56,589
Other	3,968	219	4,187	(1,304)
	487,847	219	488,066	55,285
Eliminations	—	(219)	(219)	—
Total	$487,847	$—	$487,847	$55,285

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)

Segment operating income (loss)	$(25,328)	$55,285
Income from asset sales	842	4,589
Corporate general and administrative costs and corporate depreciation	(24,678)	(21,204)
Operating income (loss)	(49,164)	38,670

Other income (expense):
Interest and dividend income	990	733
Interest expense	(5,055)	(4,524)
Other	387	(261)
Total other income (expense)	(3,678)	(4,052)

Income (loss) from continuing operations before income taxes	$(52,842)	$34,618

The following table presents total assets by reportable segment:

	December 31, 2016	September 30, 2016
	(in thousands)

Total assets
U.S. Land	$4,933,281	$5,005,299
Offshore	106,860	105,152
International Land	457,566	487,181
Other	36,408	36,141
	5,534,115	5,633,773
Investments and corporate operations	1,143,471	1,198,182
Total assets from continued operations	6,677,586	6,831,955
Discontinued operations	51	64
	$6,677,637	$6,832,019

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)

Operating revenues
United States	$300,559	$409,506
Argentina	48,082	49,786
Colombia	9,371	6,743
Ecuador	1	3,940
Other foreign	10,577	17,872
Total	$368,590	$487,847

12.       Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2016 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)

Interest cost	$975	$1,116
Expected return on plan assets	(1,299)	(1,490)
Recognized net actuarial loss	575	493
Net pension expense	$251	$119

Employer Contributions

We did not contribute to the Pension Plan during the three months ended December 31, 2016.  We could make contributions for the remainder of fiscal 2017 to fund distributions in lieu of liquidating assets.

13.       Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)

Capital expenditures incurred	$92,141	$111,325
Additions incurred prior year but paid for in current period	9,465	25,344
Additions incurred but not paid for as of the end of the period	(19,479)	(22,199)
Capital expenditures per Consolidated Condensed Statements of Cash Flows	$82,127	$114,470

14.       International Risk Factors

We currently have foreign operations in South America, the Middle East and Africa.  In the future, we may further expand the geographic reach of our operations.  As a result, we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December 31, 2015.  Subsequent to the sharp devaluation, the Argentine peso significantly stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  For the three months ended December 31, 2016, we experienced aggregate foreign currency losses of $1.4 million. However, in the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.  In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2016, approximately 18.5 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the three months ended December 31, 2016, approximately 84.5 percent of operating revenues from international locations were from operations in South America.  Substantially all of the South American operating revenues were from Argentina and Colombia.  The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

15.       Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued by the FASB in May 2014.  Rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The ASU provides for full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption.  We have not yet determined which adoption method we will employ.  In July 2015, the FASB extended the effective date of this standard to interim and annual periods beginning on or after December 15, 2017. We are currently evaluating the potential effects of the adoption of this update on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance provides principles and definitions for management that are intended to reduce diversity in the timing and content of disclosures provided in footnotes.  Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable).  The standard is effective for annual periods ending after December 15, 2016. We do not expect the adoption of this standard to have an impact on the Consolidated Condensed Financial Statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The provisions of ASU No. 2016-01 are effective for interim and annual periods starting after December 15, 2017.  At adoption, a cumulative-effect adjustment to beginning retained earnings will be recorded.  We will adopt this standard on October 1, 2018.  Subsequent to adoption, changes in the fair value of our available-for-sale investments will be recognized in net income and the effect will be subject to stock market fluctuations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

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

16.       Guarantor and Non-Guarantor Financial Information

In March 2015, Helmerich & Payne International Drilling Co. (“the issuer”), a 100 percent owned subsidiary of Helmerich & Payne, Inc. (“parent”, “the guarantor”), issued senior unsecured notes with an aggregate principal amount of $500.0 million.  The notes are fully and unconditionally guaranteed by the parent. No subsidiaries of parent currently guarantee the notes, subject to certain provisions that if any subsidiary guarantees certain other debt of the issuer or parent, then such subsidiary will provide a guarantee of the obligations under the notes.

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

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended December 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$297,448	$71,159	$(17)	$368,590
Operating costs and other	3,460	339,502	75,023	(231)	417,754
Operating income (loss) from continuing operations	(3,460)	(42,054)	(3,864)	214	(49,164)

Other income, net	—	1,019	572	(214)	1,377
Interest expense	(86)	(4,709)	(260)	—	(5,055)
Equity in net income (loss) of subsidiaries	(32,992)	329	—	32,663	—

Income (loss) from continuing operations before income taxes	(36,538)	(45,415)	(3,552)	32,663	(52,842)
Income tax provision	(1,475)	(12,550)	(4,263)	—	(18,288)
Income (loss) from continuing operations	(35,063)	(32,865)	711	32,663	(34,554)

Income (loss) from discontinued operations before income taxes	—	—	(424)	—	(424)
Income tax provision	—	—	85	—	85
Loss from discontinued operations	—	—	(509)	—	(509)

Net income (loss)	$(35,063)	$(32,865)	$202	$32,663	$(35,063)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended December 31, 2016
	Guarantor/	Issuer	Non- Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(35,063)	$(32,865)	$202	$32,663	$(35,063)
Other comprehensive income (loss), net of income taxes:
Unrealized (appreciation) depreciation on securities, net	—	12,412	—	—	12,412
Minimum pension liability adjustments, net	106	260	—	—	366
Other comprehensive income (loss)	106	12,672	—	—	12,778
Comprehensive income (loss)	$(34,957)	$(20,193)	$202	$32,663	$(22,285)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended December 31, 2015
	Guarantor/	Issuer	Non- Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$405,537	$82,327	$(17)	$487,847
Operating costs and other	2,705	356,751	90,122	(401)	449,177
Operating income (loss) from continuing operations	(2,705)	48,786	(7,795)	384	38,670

Other income, net	20	656	180	(384)	472
Interest expense	(62)	(4,718)	256	—	(4,524)
Equity in net income (loss) of subsidiaries	17,549	(8,197)	—	(9,352)	—
Income (loss) from continuing operations before income taxes	14,802	36,527	(7,359)	(9,352)	34,618
Income tax provision	(1,200)	19,227	693	—	18,720
Income (loss) from continuing operations	16,002	17,300	(8,052)	(9,352)	15,898

Income from discontinued operations before income taxes	—	—	104	—	104
Income tax provision	—	—	—	—	—
Income from discontinued operations	—	—	104	—	104

Net income (loss)	$16,002	$17,300	$(7,948)	$(9,352)	$16,002

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended December 31, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$16,002	$17,300	$(7,948)	$(9,352)	$16,002
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(11,010)	—	—	(11,010)
Minimum pension liability adjustments, net	107	206	—	—	313
Other comprehensive income (loss)	107	(10,804)	—	—	(10,697)
Comprehensive income (loss)	$16,109	$6,496	$(7,948)	$(9,352)	$5,305

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,722	$811,046	$6,125	$—	$825,893
Short-term investments	—	45,263	—	—	45,263
Accounts receivable, net of reserve	3,392	285,285	39,373	(1,279)	326,771
Inventories	—	90,061	36,021	—	126,082
Prepaid expenses and other	12,019	10,422	53,770	(285)	75,926
Assets held for sale	—	18,452	26,845	—	45,297
Current assets of discontinued operations	—	—	51	—	51
Total current assets	24,133	1,260,529	162,185	(1,564)	1,445,283

Investments	13,411	91,766	—	—	105,177
Property, plant and equipment, net	56,028	4,691,273	355,378	—	5,102,679
Intercompany	16,161	1,495,780	260,554	(1,772,495)	—
Other assets	234	6,814	17,450	—	24,498
Investment in subsidiaries	5,563,500	208,864	—	(5,772,364)	—

Total assets	$5,673,467	$7,755,026	$795,567	$(7,546,423)	$6,677,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,896	$26,861	$6,155	$(1,274)	$111,638
Accrued liabilities	19,660	126,784	28,767	(291)	174,920
Current liabilities of discontinued operations	—	—	70	—	70
Total current liabilities	99,556	153,645	34,992	(1,565)	286,628

Noncurrent liabilities:
Long-term debt	—	492,110	—	—	492,110
Deferred income taxes	(4,081)	1,308,141	28,209	—	1,332,269
Intercompany	1,081,580	215,050	475,765	(1,772,395)	—
Other	20,497	39,335	26,527	—	86,359
Noncurrent liabilities of discontinued operations	—	—	4,356	—	4,356
Total noncurrent liabilities	1,097,996	2,054,636	534,857	(1,772,395)	1,915,094

Shareholders’ equity:
Common stock	11,188	100	—	(100)	11,188
Additional paid-in capital	463,859	51,638	954	(52,592)	463,859
Retained earnings	4,178,235	5,477,241	224,764	(5,702,005)	4,178,235
Accumulated other comprehensive loss	12,574	17,766	—	(17,766)	12,574
Treasury stock, at cost	(189,941)	—	—	—	(189,941)
Total shareholders’ equity	4,475,915	5,546,745	225,718	(5,772,463)	4,475,915

Total liabilities and shareholders’ equity	$5,673,467	$7,755,026	$795,567	$(7,546,423)	$6,677,637

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(955)	$899,028	$7,488	$—	$905,561
Short-term investments	—	44,148	—	—	44,148
Accounts receivable, net of reserve	2	325,325	51,121	(1,279)	375,169
Inventories	—	87,946	36,379	—	124,325
Prepaid expenses and other	6,928	20,625	71,753	(21,239)	78,067
Assets held for sale	—	18,471	26,881	—	45,352
Current assets of discontinued operations	—	—	64	—	64
Total current assets	5,975	1,395,543	193,686	(22,518)	1,572,686

Investments	13,431	71,524	—	—	84,955
Property, plant and equipment, net	59,173	4,716,736	368,824	—	5,144,733
Intercompany	16,147	1,399,323	260,939	(1,676,409)	—
Other assets	233	267	29,145	—	29,645
Investment in subsidiaries	5,579,713	208,118	—	(5,787,831)	—

Total assets	$5,674,672	$7,791,511	$852,594	$(7,486,758)	$6,832,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,000	$10,868	$5,828	$(1,274)	$95,422
Accrued liabilities	1,822	176,985	35,598	20,234	234,639
Current liabilities of discontinued operations	—	—	59	—	59
Total current liabilities	81,822	187,853	41,485	18,960	330,120

Noncurrent liabilities:
Long-term debt	—	491,847	—	—	491,847
Deferred income taxes	(5,930)	1,303,324	45,062	—	1,342,456
Intercompany	1,016,673	209,276	491,838	(1,717,787)	—
Other	21,182	36,379	45,220	—	102,781
Noncurrent liabilities of discontinued operations	—	—	3,890	—	3,890
Total noncurrent liabilities	1,031,925	2,040,826	586,010	(1,717,787)	1,940,974

Shareholders’ equity:
Common stock	11,140	100	—	(100)	11,140
Additional paid-in capital	448,452	47,533	549	(48,082)	448,452
Retained earnings	4,289,807	5,510,105	224,550	(5,734,655)	4,289,807
Accumulated other comprehensive income (loss)	(204)	5,094	—	(5,094)	(204)
Treasury stock, at cost	(188,270)	—	—	—	(188,270)
Total shareholders’ equity	4,560,925	5,562,832	225,099	(5,787,931)	4,560,925

Total liabilities and shareholders’ equity	$5,674,672	$7,791,511	$852,594	$(7,486,758)	$6,832,019

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$5,900	$65,679	$(911)	$—	$70,668

INVESTING ACTIVITIES:
Capital expenditures	(607)	(80,556)	(964)	—	(82,127)
Purchase of short-term investments	—	(15,025)	—	—	(15,025)
Proceeds from sales of short-term investments	—	13,900	—	—	13,900
Intercompany transfers	607	(607)	—	—	—
Proceeds from asset sales	—	1,102	107	—	1,209
Net cash used in investing activities	—	(81,186)	(857)	—	(82,043)

FINANCING ACTIVITIES:
Intercompany transfers	76,176	(76,176)	—	—	—
Dividends paid	(76,176)	—	—	—	(76,176)
Exercise of stock options, net of tax withholding	9,827	—	—	—	9,827
Tax withholdings related to net share settlements of restricted stock	(5,647)	—	—	—	(5,647)
Excess tax benefit from stock-based compensation	(403)	3,701	405	—	3,703
Net cash provided by (used in) financing activities	3,777	(72,475)	405	—	(68,293)

Net increase (decrease) in cash and cash equivalents	9,677	(87,982)	(1,363)	—	(79,668)
Cash and cash equivalents, beginning of period	(955)	899,028	7,488	—	905,561
Cash and cash equivalents, end of period	$8,722	$811,046	$6,125	$—	$825,893

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31, 2015
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,381	$307,138	$(3,323)	$—	$308,196

INVESTING ACTIVITIES:
Capital expenditures	(9,085)	(103,510)	(1,875)	—	(114,470)
Intercompany transfers	9,085	(9,085)	—	—	—
Purchase of short-term investments	—	(6,918)	—	—	(6,918)
Proceeds from sales of short-term investments	—	4,600	—	—	4,600
Proceeds from asset sales	—	5,241	817	—	6,058
Net cash used in investing activities	—	(109,672)	(1,058)	—	(110,730)

FINANCING ACTIVITIES:
Dividends paid	(74,560)	—	—	—	(74,560)
Intercompany transfers	74,560	(74,560)	—	—	—
Debt issuance costs	—	(32)	—	—	(32)
Exercise of stock options, net of tax withholding	(59)	—	—	—	(59)
Tax withholdings related to net share settlements of restricted stock	(3,617)	—	—	—	(3,617)
Excess tax benefit from stock-based compensation	(572)	195	25	—	(352)
Net cash provided by (used in) financing activities	(4,248)	(74,397)	25	—	(78,620)

Net increase (decrease) in cash and cash equivalents	133	123,069	(4,356)	—	118,846
Cash and cash equivalents, beginning of period	(838)	693,273	36,949	—	729,384
Cash and cash equivalents, end of period	$(705)	$816,342	$32,593	$—	$848,230

17.  Subsequent Events

In December 2016, we received early termination notification for five rigs located in our International Land segment.  We currently expect to recognize early termination revenue in either the second or third quarter of fiscal 2017.

Subsequent to December 31, 2016, we sold two U.S. Land rigs classified as held for sale at December 31, 2016.  The rigs had been decommissioned from service in a prior period.  We expect to record an immaterial gain from the sale in the second quarter of fiscal 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2016

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2016 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, the loss of one or a number of our largest customers, early termination of drilling contracts and failure to realize backlog drilling revenue, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets and other international uncertainties, loss of well control, pollution of offshore waters and reservoir damage, operational risks that are not fully insured against or covered by adequate contractual indemnities, passage of laws or regulations including those limiting hydraulic fracturing, litigation and governmental investigations, consideration and possible action by the Department of Interior regarding the events that were the subject matter of our prior (previously disclosed) plea agreement with the United States Department of Justice, failure to comply with the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and other governmental laws and regulations, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in drilling or other technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2016 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015

We reported a net loss of $35.1 million ($0.33 loss per diluted share) from operating revenues of $368.6 million for the first quarter ended December 31, 2016, compared with net income of $16.0 million ($0.15 per diluted share) from operating revenues of $487.8 million for the first quarter of fiscal year 2016.  The net loss for the first quarter of fiscal 2017 includes approximately $0.6 million ($0.01 per diluted share) of after-tax gains from the sale of assets.  The net income for the first quarter of fiscal 2016 includes approximately $2.9 million ($0.03 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2016 and 2015.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2016	2015
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Revenues	$263,636	$369,805
Direct operating expenses	170,606	181,541
General and administrative expense	11,642	12,373
Depreciation	112,276	120,359
Segment operating income (loss)	$(30,888)	$55,532

Revenue days	9,784	11,945
Average rig revenue per day	$24,788	$28,651
Average rig expense per day	$15,204	$12,890
Average rig margin per day	$9,584	$15,761
Rig utilization	31%	39%

The U.S. Land segment had an operating loss of $30.9 million for the first quarter of fiscal 2017 compared to operating income of $55.5 million in the same period of fiscal 2016.  Revenues were $263.6 million and $369.8 million in the first quarter of fiscal 2017 and 2016, respectively.  Included in U.S. land revenues for the three months ended December 31, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $21.1 million and $27.6 million, respectively.  Also included in revenue for the three months ended December 31, 2016 is early termination revenue of $8.8 million compared to $28.9 million during the same period of fiscal 2016.

Excluding early termination per day revenue of $897 and $2,417 for the three months ended December 31, 2016 and 2015, respectively, average rig revenue per day decreased by $2,343 to $23,891.  Low oil prices during 2016 had a negative effect on customer spending.  Some customers did not renew expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced an 18% decrease in revenue days when comparing the first fiscal quarter of 2017 to the same period in 2016.  Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).

Average expense per day increased $2,314 to $15,204 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  The first quarter of fiscal 2017 includes more stacked rigs resulting in greater fixed costs coupled with a smaller base of revenue days over which to spread those fixed costs.  Additionally, during the first quarter of fiscal 2017, we incurred significant start-up expenses related to rigs returning to work during the quarter and for rigs that commenced work in January 2017.

Depreciation decreased $8.1 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.  The decrease is primarily due to a decrease in capital expenditures and legacy assets reaching the end of their depreciable life during fiscal 2016.

U.S. land rig utilization decreased to 31 percent for the first quarter of 2017 compared to 39 percent for the first quarter of fiscal 2016.  U.S. land rig revenue days for the first quarter of fiscal 2017 were 9,784 compared with 11,945 for the same period of fiscal 2016, with an average of 106.3 and 129.8 rigs working, respectively.  We expect rig utilization to increase in the second quarter of fiscal 2017 as rigs continue to return to work.

At December 31, 2016, 127 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 127 contracted rigs, 85 were under fixed term contracts and 42 were working in the spot market.  As of January 26, 2017, 140 rigs were contracted in the segment.  Based on current early termination notices, early termination revenue is expected to be approximately $6.0 million during the second fiscal quarter of 2017.

	Three Months Ended December 31,
	2016	2015
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Revenues	$33,812	$41,880
Direct operating expenses	22,845	30,293
General and administrative expense	916	862
Depreciation	3,267	3,003
Segment operating income	$6,784	$7,722

Revenue days	644	736
Average rig revenue per day	$31,317	$27,539
Average rig expense per day	$20,839	$19,619
Average rig margin per day	$10,478	$7,920
Rig utilization	78%	89%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $4.4 million and $6.3 million for the three months ended December 31, 2016 and 2015, respectively.

Average rig revenue per day and average rig margin per day increased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to several rigs moving to higher pricing from previous standby or special dayrates.

At the end of December 31, 2016, seven platform rigs were contracted compared to eight at December 31, 2015 resulting in a lower rig utilization rate for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

	Three Months Ended December 31,
	2016	2015
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Revenues	$68,031	$72,194
Direct operating expenses	53,350	64,008
General and administrative expense	669	718
Depreciation	13,187	14,133
Segment operating income (loss)	$825	$(6,665)

Revenue days	1,157	1,411
Average rig revenue per day	$55,880	$46,031
Average rig expense per day	$42,911	$34,220
Average rig margin per day	$12,969	$11,811
Rig utilization	33%	40%

The International Land segment had operating income of $0.8 million for the first quarter of fiscal 2017 compared to an operating loss of $6.7 million in the same period of fiscal 2016.  Included in International land revenues for the three months ended December 31, 2016 and 2015 are reimbursements for “out-of-pocket” expenses of $3.4 million and $7.2 million, respectively.  Included in revenue for the three months ended December 31, 2016 is early termination revenue of $4.7 million.  Included in direct operating expenses for the three months ended December 31, 2015 is $8.5 million of foreign currency transaction losses, primarily due to a devaluation of the Argentine peso in December 2015.

Excluding early termination per day revenue of $4,086 in the first quarter of fiscal 2017, average rig revenue per day increased by $5,763 to $51,794.  Low oil prices during 2016 had a negative effect on customer spending.  Some customers have not renewed expiring contracts while others elected to terminate fixed-term contracts early. As a result, we experienced an 18% decrease in revenue days when comparing the first fiscal quarter of 2017 to the same period in 2016.  During the current quarter, an average of 12.6 rigs worked compared to an average of 15.3 rigs in the first quarter of fiscal 2016.  We expect revenue days to decrease significantly in the second quarter of fiscal 2017 due to an early termination notice for five rigs that worked during the first quarter.

Excluding early termination per day revenue in the first quarter of fiscal 2017, average rig margin decreased $2,928 to $8,883 primarily due to fixed costs associated with stacked rigs.

In December 2016, we received early termination notification for five rigs.  We currently expect to recognize early termination revenue in either the second or third quarter of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2016 and 2015, we incurred $2.8 million and $2.9 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

We had an income tax benefit of $18.3 million in the first quarter of fiscal 2017 compared to income tax expense of $18.7 million in the first quarter of fiscal 2016 and the effective tax rate decreased to 34.6 percent from 54.1 percent.  The effective tax rate for the three months ended December 31, 2015 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities. We expect the effective tax rate for each of the remaining three quarters of fiscal 2017 to be between 32 and 33 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $825.9 million at December 31, 2016 from $905.6 million at September 30, 2016. The following table provides a summary of cash flows:

	Three Months Ended
	December 31,
	2016	2015
	(in thousands)
Net cash provided (used) by:

Operating activities	$70,668	$308,196
Investing activities	(82,043)	(110,730)
Financing activities	(68,293)	(78,620)
Increase (decrease) in cash and cash equivalents	$(79,668)	$118,846

Operating activities

Cash flows from operating activities were approximately $70.7 million for the three months ended December 31, 2016 compared to approximately $308.2 million for the same period ended December 31, 2015.  Multiple items contributed to the change, including a net loss in fiscal 2017 compared to net income in 2016, lower deferred income tax expenses, and lower net changes in current assets and current liabilities in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.

Investing activities

Capital expenditures during the three months ended December 31, 2016 were $82.1 million compared to $114.5 million during the three months ended December 31, 2015.  The decrease is primarily due to the reduction in the number of new rigs built during the comparative periods.

Financing activities

Cash used in financing activities for the first three months of fiscal 2017 was comprised primarily of dividends paid of $76.2 million.

Other Liquidity

Our operating cash requirements, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig upgrade construction program, for fiscal 2017 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will generate cash flows.  Our indebtedness totaled $492.1 million at December 31, 2016, however, the debt does not mature until March 19, 2025.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of December 31, 2016 and September 30, 2016 was $1.5 billion and $1.8 billion, respectively.  The decrease in backlog at December 31, 2016 from September 30, 2016 is primarily due to the revenue earned since September 30, 2016.  Approximately 55.2 percent of the December 31, 2016 backlog is not reasonably expected to be filled in fiscal 2017.  Included in backlog is early termination revenue expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.  In addition, a portion of the backlog represents term contracts for new rigs that will commence operations in the future.

The following table sets forth the total backlog by reportable segment as of December 31, 2016 and September 30, 2016, and the percentage of the December 31, 2016 backlog not reasonably expected to be filled in fiscal 2017:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2016	2016	Expected to be Filled in Fiscal 2017
	(in billions)

U.S. Land	$1.1	$1.2	55.1%
Offshore	0.1	0.1	51.5%
International Land	0.3	0.5	56.5%
	$1.5	$1.8

Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, in some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us.  Also, our customers may be unable to perform their contractual obligations.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk.

Capital Resources

During the three months ended December 31, 2016, we completed one new FlexRig.  The new FlexRig is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.

Our capital spending estimate for fiscal 2017 is expected to be approximately $350 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the further enhancement of our existing fleet.  Capital expenditures were $82.1 million and $114.5 million for the first three months of fiscal 2017 and 2016, respectively.

There were no other significant changes in our financial position since September 30, 2016.

MATERIAL COMMITMENTS

Material commitments as reported in our 2016 Annual Report on Form 10-K have not changed significantly at December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2016 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance provides principles and definitions for management that are intended to reduce diversity in the timing and content of disclosures provided in footnotes.  Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable).  The standard is effective for annual periods ending after December 15, 2016. We do not expect the adoption of this standard to have an impact on the Consolidated Condensed Financial Statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The provisions of ASU No. 2016-01 are effective for interim and annual periods starting after December 15, 2017.  At adoption, a cumulative-effect adjustment to beginning retained earnings will be recorded.  We will adopt this standard on October 1, 2018.  Subsequent to adoption, changes in the fair value of our available-for-sale investments will be recognized in net income and the effect will be subject to stock market fluctuations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•                  Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;

•                  “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2016;

•                  Note 8 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference;

•                  Note 14 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference; and

•                  Risk Factors in Item 1A of Part II hereof with regard to commodity price risk and foreign currency exchange risk which is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Investigation by the U.S. Attorney.  On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, Helmerich & Payne International Drilling Co. (“HPIDC”), and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”). The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of HPIDC’s offshore platform rigs in the Gulf of Mexico. We also engaged in discussions with the Inspector General’s office of the Department of the Interior (“DOI”) regarding the same events that were the subject of the DOJ’s investigation. Although we do not presently anticipate any further action by the DOI in this matter, we can provide no assurance as to the timing or eventual outcome of the DOI’s consideration of the matter.

Venezuela Expropriation.  Our wholly-owned subsidiaries, HPIDC and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  We are seeking damages for the taking of our Venezuelan drilling business in violation of international law and for breach of contract.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.

Keel Litigation.  On or about April 28, 2015, Joshua Keel (“Keel”), an employee of HPIDC, filed a petition in the 152nd Judicial Court for Harris County, Texas (Cause No. 2015-24531) against us, our customer and several subcontractors of our customer. The suit arose from injuries Keel sustained in an accident that occurred while he was working on HPIDC Rig 223 in New Mexico in July of 2014. Keel alleged that the defendants were negligent and negligent per se, acted recklessly, intentionally, and/or with an utterly wanton disregard for the rights and safety of the plaintiff and sought damages well in excess of $100 million. Pursuant to the terms of the drilling contract between HPIDC and its customer, HPIDC indemnified most of the co-defendants in the lawsuit. On September 14, 2016, the parties in the Keel litigation entered into a global settlement agreement, which was approved by the court on October 14, 2016. The total settlement amount of $72 million, accrued at September 30, 2016, was paid by the Company and its insurers on behalf of all defendants in December 2016, pursuant to industry standard contractual indemnification obligations.

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

In June 2014, oil prices reached over $106 per barrel and then began to decline significantly during the second half of 2014 and continued to decline in 2015 closing below $40 per barrel by December 31, 2015.  During early 2016, oil prices dropped below $30 per barrel and many of our customers announced significant reductions in their 2016 capital spending budgets.  The severe decline in oil prices led to a significant decline in our active rig fleet.  For example, at December 31, 2014, 294 out of an available 337 land rigs were working in the U.S. Land segment.  In contrast, at June 30, 2016, 89 out of an available 348 land rigs were working in the U.S. Land segment.  However, during the second half of 2016, oil prices increased (but remained below $55 per barrel), the U.S. land active rig count increased and our customers began increasing their drilling budgets.  At September 30, 2016, 95 out of an available 348 land rigs were contracted in the U.S. Land segment.  Due to the gradual rebound in oil prices in calendar 2016 as noted above, we had 127 out of an available 350 land rigs contracted in the U.S. Land segment at December 31, 2016.  At January 26, 2017, 140 rigs were contracted in the U.S. Land segment.  In the event oil prices drop again and remain depressed for a sustained period, our U.S. Land, International Land and Offshore segments may again experience significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

•                                          the desire and ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

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

We currently have operations in South America and the Middle East.  In the future, we may further expand the geographic reach of our operations.  As a result, we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December 31, 2015.  Subsequent to the sharp devaluation, the Argentine peso significantly stabilized and the Argentine Foreign Exchange Market controls now places fewer restrictions on repatriating U.S. dollars.  For the three months ended December 31, 2016, we experienced aggregate foreign currency losses of $1.4 million. However, in the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.  In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2016, approximately 18.5 percent of our consolidated operating revenues were generated from the international contract drilling business. During the three months ended December 31, 2016, approximately 84.5 percent of the international operating revenues were from operations in South America. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2016.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2017, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the three months ended December 31, 2016, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1

Form of Agreements for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

10.2

Form of Agreements for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

10.3

Form of Agreements for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

10.4

Confidential Settlement Agreement and General Release of Claims entered into as of October 14, 2016 between Joshua Keel and Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and certain other parties thereto (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2016, filed on February 3, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 3, 2017	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	February 3, 2017	By:	/S/ JUAN PABLO TARDIO
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

10.1

Form of Agreements for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

10.2

Form of Agreements for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

10.3

Form of Agreements for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Award Agreement and (ii) Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

10.4

Confidential Settlement Agreement and General Release of Claims entered into as of October 14, 2016 between Joshua Keel and Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., and certain other parties thereto (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for fiscal 2016, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2016, filed on February 3, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.