Form 10-Q
period 2017-03-31
Helmerich & Payne, Inc.
filed 2017-05-05
CIK 46765

Icmai

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2017
Common Stock, $0.10 par value	108,566,974

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2017	2016

Assets
CURRENT ASSETS:
Cash and cash equivalents	$741,746	$905,561
Short-term investments	48,012	44,148
Accounts receivable, less reserve of $6,397 in March 31, 2017 and $2,696 in September 30, 2016	345,546	375,169
Inventories	131,679	124,325
Prepaid expenses and other	70,067	78,067
Assets held for sale	26,801	45,352
Current assets of discontinued operations	36	64
Total current assets	1,363,887	1,572,686
INVESTMENTS	88,299	84,955
PROPERTY, PLANT AND EQUIPMENT, at cost:	5,061,368	5,144,733
Other assets	24,630	29,645
TOTAL ASSETS	$6,538,184	$6,832,019

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$127,116	$95,422
Accrued liabilities	174,261	234,639
Current liabilities of discontinued operations	40	59
Total current liabilities	301,417	330,120
NONCURRENT LIABILITIES:
Long-term debt less unamortized discount and debt issuance costs	492,373	491,847
Deferred income taxes	1,308,794	1,342,456
Other	83,552	102,781
Noncurrent liabilities of discontinued operations	4,654	3,890
Total noncurrent liabilities	1,889,373	1,940,974
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, 160,000,000 shares authorized, 111,882,076 shares and 111,400,339 shares issued as of March 31, 2017 and September 30, 2016 respectively and 108,566,124 shares and 108,077,916 shares outstanding as of March 31, 2017 and September 30, 2016 respectively	11,188	11,140
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	470,918	448,452
Retained earnings	4,052,974	4,289,807
Accumulated other comprehensive income (loss)	2,433	(204)
	4,537,513	4,749,195
Treasury stock, at cost	(190,119)	(188,270)
Total shareholders’ equity	4,347,394	4,560,925
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,538,184	$6,832,019

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Operating revenues
Drilling - U.S. Land	$330,967	$349,283	$594,603	$719,088
Drilling - Offshore	36,235	34,325	70,047	76,205
Drilling - International Land	34,757	51,352	102,788	123,546
Other	3,324	3,231	6,435	7,199
	405,283	438,191	773,873	926,038
Operating costs and expenses
Operating costs, excluding depreciation	296,829	221,611	544,508	498,255
Depreciation	152,777	141,517	286,624	283,646
Research and development	2,719	2,315	5,527	5,234
General and administrative	33,519	33,811	67,781	65,885
Income from asset sales	(14,889)	(2,684)	(15,731)	(7,273)
	470,955	396,570	888,709	845,747
Operating income (loss) from continuing operations	(65,672)	41,621	(114,836)	80,291
Other income (expense)
Interest and dividend income	1,338	799	2,328	1,532
Interest expense	(6,084)	(5,721)	(11,139)	(10,245)
Other	174	653	561	392
	(4,572)	(4,269)	(8,250)	(8,321)
Income (loss) from continuing operations before income taxes	(70,244)	37,352	(123,086)	71,970
Income tax provision	(21,771)	12,178	(40,059)	30,898
Income (loss) from continuing operations	(48,473)	25,174	(83,027)	41,072
Income (loss) from discontinued operations before income taxes	(94)	(56)	(518)	48
Income tax provision	251	3,913	336	3,913
Loss from discontinued operations	(345)	(3,969)	(854)	(3,865)
NET INCOME (LOSS)	$(48,818)	$21,205	$(83,881)	$37,207
Basic earnings per common share:
Income (loss) from continuing operations	$(0.45)	$0.23	$(0.77)	$0.38
Loss from discontinued operations	$—	$(0.04)	$(0.01)	$(0.04)
Net income (loss)	$(0.45)	$0.19	$(0.78)	$0.34
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.45)	$0.23	$(0.77)	$0.37
Loss from discontinued operations	$—	$(0.04)	$(0.01)	$(0.04)
Net income (loss)	$(0.45)	$0.19	$(0.78)	$0.33
Weighted average shares outstanding (in thousands):
Basic	108,565	108,014	108,419	107,933
Diluted	108,565	108,466	108,419	108,430

Dividends declared per common share	$0.7000	0.6875	1.4000	1.3750

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net income (loss)	$(48,818)	$21,205	$(83,881)	$37,207
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($6.6) million and $1.2 million at March 31, 2017, and ($0.9) million and ($7.9) million at March 31, 2016	(10,507)	(1,453)	1,905	(12,463)
Minimum pension liability adjustments, net of income taxes of $0.2 million and $0.4 million at March 31, 2017, and $0.2 million and $0.4 million at March 31, 2016	366	313	732	626
Other comprehensive income (loss)	(10,141)	(1,140)	2,637	(11,837)
Comprehensive income (loss)	$(58,959)	$20,065	$(81,244)	$25,370

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$(83,881)	$37,207
Adjustment for loss from discontinued operations	854	3,865
Income (loss) from continuing operations	(83,027)	41,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	286,624	283,646
Amortization of debt discount and debt issuance costs	525	558
Provision for bad debt	3,820	—
Stock-based compensation	12,479	13,987
Pension settlement charge	—	1,454
Income from asset sales	(15,731)	(7,273)
Deferred income tax expense	(34,038)	4,877
Other	32	105
Change in assets and liabilities:
Accounts receivable	30,278	115,222
Inventories	(7,273)	(1,108)
Prepaid expenses and other	17,830	13,753
Accounts payable	31,359	(13,574)
Accrued liabilities	(76,879)	51,059
Deferred income taxes	(1,244)	2,580
Other noncurrent liabilities	(18,316)	(13,939)
Net cash provided by operating activities from continuing operations	146,439	492,419
Net cash provided by (used in) operating activities from discontinued operations	(80)	98
Net cash provided by operating activities	146,359	492,517
INVESTING ACTIVITIES:
Capital expenditures	(175,303)	(180,481)
Purchase of short-term investments	(37,899)	(21,869)
Proceeds from sale of short-term investments	34,000	21,676
Proceeds from asset sales	13,459	9,715
Net cash used in investing activities	(165,743)	(170,959)
FINANCING ACTIVITIES:
Debt issuance costs	—	(32)
Dividends paid	(152,617)	(149,300)
Exercise of stock options, net of tax withholding	9,946	(199)
Tax withholdings related to net share settlements of restricted stock	(5,679)	(3,617)
Excess tax benefit from stock-based compensation	3,919	219
Net cash used in financing activities	(144,431)	(152,929)
Net increase (decrease) in cash and cash equivalents	(163,815)	168,629
Cash and cash equivalents, beginning of period	905,561	729,384
Cash and cash equivalents, end of period	$741,746	$898,013

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2017

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance, September 30, 2016	111,400	11,140	448,452	4,289,807	(204)	3,322	(188,270)	4,560,925
Comprehensive Income:
Net loss				(83,881)				(83,881)
Other comprehensive income					2,637			2,637
Dividends declared ($1.40 per share)				(152,952)				(152,952)
Exercise of stock options	340	34	13,440			51	(3,528)	9,946
Tax benefit of stock-based awards			3,919					3,919
Stock issued for vested restricted stock, net of shares withheld for employee taxes	142	14	(7,372)			(57)	1,679	(5,679)
Stock-based compensation			12,479					12,479
Balance, March 31, 2017	111,882	$11,188	$470,918	$4,052,974	$2,433	3,316	$(190,119)	$4,347,394

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

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

As more fully described in our 2016 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and six months ended March 31, 2017, early termination revenue was approximately $6.2 million and $19.7 million, respectively.  We had $79.6 million and $108.4 million of early termination revenue for the three and six months ended March 31, 2016.

Depreciation in the Consolidated Condensed Statements of Operations includes abandonments of $18.6 million and $19.4 million for the three and six months ended March 31, 2017 and $0.3 million and $0.8 million for the three and six months ended March 31, 2016.  During fiscal 2017, upgrades to our rig fleet to meet customer demands for additional capabilities resulted in the abandonment of older rig components.

During the second quarter of fiscal 2017, we determined rig equipment in our U.S. Land segment previously classified as held for sale no longer met the criteria for held for sale and was reclassified to property, plant and equipment.  The equipment is from rigs that were decommissioned from service in prior fiscal years and is recorded at its estimated fair value.

During the second quarter of fiscal 2017, we sold one of our idle offshore rigs.  The gain from the sale is included in Income from asset sales in our Consolidated Condensed Statements of Operations.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs.  Included in direct operating costs is an aggregate foreign currency loss of $0.6 million and $2.0 million for the three and six months ended March 31, 2017.  For the three and six months ended March 31, 2016, we had aggregate foreign currency gains of $0.2 million and losses of $8.3 million, primarily due to the sharp devaluation of the Argentine peso in December 2015.

2.Discontinued Operations

Current assets of discontinued operations consist of restricted cash to meet remaining current obligations within the country of Venezuela.  Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.  Expenses incurred for in-country obligations are reported as discontinued operations.

3.Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(48,473)	$25,174	$(83,027)	$41,072
Loss from discontinued operations	(345)	(3,969)	(854)	(3,865)
Net income (loss)	(48,818)	21,205	(83,881)	37,207
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(445)	(483)	(891)	(940)
Numerator for basic earnings per share:
From continuing operations	(48,918)	24,691	(83,918)	40,132
From discontinued operations	(345)	(3,969)	(854)	(3,865)
	(49,263)	20,722	(84,772)	36,267
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Numerator for diluted earnings per share:
From continuing operations	(48,918)	24,691	(83,918)	40,132
From discontinued operations	(345)	(3,969)	(854)	(3,865)
	$(49,263)	$20,722	$(84,772)	$36,267
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,565	108,014	108,419	107,933
Effect of dilutive shares from stock options and restricted stock	—	452	—	497
Denominator for diluted earnings per share - adjusted weighted-average shares	108,565	108,466	108,419	108,430
Basic earnings per common share:
Income (loss) from continuing operations	$(0.45)	$0.23	$(0.77)	$0.38
Loss from discontinued operations	—	(0.04)	(0.01)	(0.04)
Net income (loss)	$(0.45)	$0.19	$(0.78)	$0.34
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.45)	$0.23	$(0.77)	$0.37
Loss from discontinued operations	—	(0.04)	(0.01)	(0.04)
Net income (loss)	$(0.45)	$0.19	$(0.78)	$0.33

We had a net loss for the three and six months ended March 31, 2017.  Accordingly, our diluted earnings per share calculation for the three and six months ended March 31, 2017 was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	566	2,211	566	2,211
Weighted-average price per share	$80.43	$62.29	$80.43	$62.29

4.Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
March 31, 2017	$38,473	$36,159	$—	$74,632
September 30, 2016	$38,473	$33,051	$—	$71,524

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

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $13.7 million at March 31, 2017 and $13.4 million September 30, 2016. The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At March 31, 2017, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At March 31, 2017, Level 2 inputs include U.S. Agency issued debt securities, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs. Also included in level 2 inputs are bank certificate of deposits included in short-term investments or current assets.

Currently, we do not have any financial instruments utilizing Level 3 inputs.

The following table summarizes our assets measured at fair value presented in our Consolidated Condensed Balance Sheet as of March 31, 2017:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificate of deposit	$3,099	$—	$3,099	$—
Corporate and municipal debt securities	15,727	—	15,727	—
U.S. government and federal agency securities	29,185	25,195	3,990	—
Total short-term investments	48,011	25,195	22,816	—

Cash and cash equivalents	741,746	741,746	—	—
Investments	74,632	74,632	—	—
Other current assets	28,344	28,094	250	—
Other assets	2,000	2,000	—	—
Total assets measured at fair value	$894,733	$871,667	$23,066	$—

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016
	(in millions)
Carrying value of long-term fixed-rate debt	$492.4	$491.8
Fair value of long-term fixed-rate debt	$523.7	$529.6

The fair value for the $500 million fixed-rate debt was based on broker quotes at March 31, 2017.  The notes are classified within Level 2 as they are not actively traded in markets.

5.Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares in either of the second quarters of fiscal 2017 or fiscal 2016.

Components of accumulated other comprehensive income (loss) were as follows:

	March 31,	September 30,
	2017	2016
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$36,158	$33,051
Unrealized actuarial loss	(32,962)	(34,112)
	$3,196	$(1,061)
After-tax amounts:
Unrealized appreciation on securities	$22,804	$20,899
Unrealized actuarial loss	(20,371)	(21,103)
	$2,433	$(204)

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the three and six months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at January 1, 2017	$33,311	$(20,737)	$12,574
Other comprehensive loss before reclassifications	(10,507)	—	(10,507)
Amounts reclassified from accumulated other comprehensive income	—	366	366
Net current-period other comprehensive income (loss)	(10,507)	366	(10,141)
Balance March 31, 2017	$22,804	$(20,371)	$2,433

	Six Months Ended March 31, 2017
	Unrealized
	Appreciation on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at October 1, 2016	$20,899	$(21,103)	$(204)
Other comprehensive income before reclassifications	1,905	—	1,905
Amounts reclassified from accumulated other comprehensive income	—	732	732
Net current-period other comprehensive income	1,905	732	2,637
Balance March 31, 2017	$22,804	$(20,371)	$2,433

The following provides detail about accumulated other comprehensive income components which were reclassified to the Condensed Consolidated Statement of Operations:

	Amount				Amount
	Reclassified from				Reclassified from
	Accumulated Other				Accumulated Other
	Comprehensive				Comprehensive
	Income				Income
	Three Months Ended				Six Months Ended
Details about Accumulated Other	March 31,				March 31,		Affected line item in the
Comprehensive Income Components	2017		2016		2017	2016	Consolidated Statement of Operations
		(in thousands)			(in thousands)
Defined Benefit Pension Items	$		$
Amortization of net actuarial loss		(575)		(493)	$(1,150)	$(986)	General and administrative
		$209		$180	$418	$360	Income tax provision
Total reclassifications for the period		$(366)		$(313)	$(732)	$(626)	Net of tax

6.Cash Dividends

The $0.70 per share cash dividend declared December 7, 2016, was paid March 1, 2017.  On March 1, 2017, a cash dividend of $0.70 per share was declared for shareholders of record on May 19, 2017, payable June 1, 2017. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheets.

7.Stock-Based Compensation

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date. Awards outstanding in the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (the "2010 Plan") remain subject to the terms and conditions of those plans. As of March 31, 2017, there were 334,259 non-qualified stock options and 265,986 shares of restricted stock awards granted under the 2016 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,869	$1,776	$3,521	$5,326
Restricted stock	4,709	4,290	8,958	8,661
	$6,578	$6,066	$12,479	$13,987

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2017 and 2016:

	2017	2016
Risk-free interest rate	2.0%	1.8%
Expected stock volatility	39.4%	37.6%
Dividend yield	3.4%	4.6%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three and six months ended March 31, 2017 is presented in the following tables:

	Three Months Ended March 31, 2017
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in millions)
Outstanding at January 1, 2017	3,290	$51.74	—	—
Granted	10	69.91	—	—
Exercised	(5)	49.67	—	—
Forfeited/Expired	(2)	53.85	—	$—
Outstanding at March 31, 2017	3,293	$55.90	5.9	$43.9
Vested and expected to vest at March 31, 2017	3,239	$55.67	5.9	$43.6
Exercisable at March 31, 2017	2,244	$50.21	4.6	$39.6

	Six Months Ended
	March 31, 2017
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at October 1, 2016	3,312	$51.74
Granted	334	80.95
Exercised	(340)	39.57
Forfeited/Expired	(13)	70.37
Outstanding at March 31, 2017	3,293	$55.90

The weighted-average fair value of options granted in the first and second quarters of fiscal 2017 was $22.42 and $17.55, respectively.

The total intrinsic value of options exercised during the three and six months ended March 31, 2017 and was $0.1 million and $11.7 million, respectively.

As of March 31, 2017, the unrecognized compensation cost related to stock options was $9.8 million which is expected to be recognized over a weighted-average period of 2.8 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2016 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2017, there was $29.8 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of our restricted stock awards as of March 31, 2017 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2017
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Unvested at October 1,	648	$64.24
Granted	266	81.20
Vested (1)	(270)	63.79
Forfeited	(5)	68.52
Unvested on March 31, 2017	639	$71.46

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

8.Debt

At March 31, 2017 and September 30, 2016, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	September 30,	March 31,	September 30,
	2017	2016	2017	2016
	(in thousands)
Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	$500,000	$500,000	$(7,627)	$(8,153)
	500,000	500,000	(7,627)	(8,153)
Less long-term debt due within one year	—	—	—	—
Long-term debt	$500,000	$500,000	$(7,627)	$(8,153)

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

We have a $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The credit facility has $75 million available to use as letters of credit. The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum. Based on our debt to total capitalization on March 31, 2017, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent. The credit facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality including a limitation that priority debt (as defined in the agreement) may not exceed 17.5% of the net worth of the Company.  As of March 31, 2017, there were no borrowings, but there were four letters of credit outstanding in the amount of $40.3 million.  At March 31, 2017, we had $259.7 million available to borrow under our $300 million unsecured credit facility.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2017, we were in compliance with all debt covenants.

9.Income Taxes

Our effective tax rate for the first six months of fiscal 2017 and 2016 was 32.5 percent and 42.9 percent, respectively. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 31.0 percent and 32.6 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the six months ended March 31, 2016 was also impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.

10.Commitments and Contingencies

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At March 31, 2017, we had purchase commitments for equipment, parts and supplies of approximately $73.0 million.

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

The Company and its subsidiaries are parties to various other pending legal actions arising in the ordinary course of our business.  We maintain insurance against certain business risks subject to certain deductibles.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our financial condition, cash flows, or results of operations.  When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time.  If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range.  We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

On November 8, 2013, the United States District Court for the Eastern District of Louisiana approved the previously disclosed October 30, 2013 plea agreement between our wholly owned subsidiary, HPIDC, and the United States Department of Justice, United States Attorney’s Office for the Eastern District of Louisiana (“DOJ”).  The court’s approval of the plea agreement resolved the DOJ’s investigation into certain choke manifold testing irregularities that occurred in 2010 at one of HPIDC's offshore platform rigs in the Gulf of Mexico. We also engaged in discussions with the Inspector General’s office of the Department of Interior (“DOI”) regarding the same events that were the subject of the DOJ’s investigation. Although we do not presently anticipate any further action by the DOI in this matter, we can provide no assurance as to the timing or eventual outcome of the DOI’s consideration of the matter.

On or about April 28, 2015, Joshua Keel ("Keel"), an employee of HPIDC, filed a petition in the 152nd Judicial Court for Harris County, Texas (Cause No. 2015-24531) against us, our customer and several subcontractors of our customer. The suit arose from injuries Keel sustained in an accident that occurred while he was working on HPIDC Rig 223 in New Mexico in July of 2014. Keel alleged that the defendants were negligent and negligent per se, acted recklessly, intentionally, and/or with an utterly wanton disregard for the rights and safety of the plaintiff and sought damages well in excess of $100 million.  Pursuant to the terms of the drilling contract between HPIDC and its customer, HPIDC indemnified most of the co-defendants in the lawsuit. On September 14, 2016, the parties in the Keel litigation entered into a global settlement agreement, which was approved by the court on October 14, 2016. The total settlement amount of $72 million, accrued at September 30, 2016, was paid by the Company and its insurers on behalf of all defendants, in December 2016, pursuant to industry standard contractual indemnification obligations.

11.Segment Information

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

Summarized financial information of our reportable segments for the six months ended March 31, 2017 and 2016 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2017
Contract Drilling
U.S. Land	$594,603	$—	$594,603	$(82,738)
Offshore	70,047	—	70,047	12,696
International Land	102,788	—	102,788	(10,152)
	767,438	—	767,438	(80,194)
Other	6,435	416	6,851	(3,183)
	773,873	416	774,289	(83,377)
Eliminations	—	(416)	(416)	—
Total	$773,873	$—	$773,873	$(83,377)

(in thousands)
March 31, 2016
Contract Drilling
U.S. Land	$719,088	$—	$719,088	$118,053
Offshore	76,205	—	76,205	11,021
International Land	123,546	—	123,546	(8,933)
	918,839	—	918,839	120,141
Other	7,199	429	7,628	(2,653)
	926,038	429	926,467	117,488
Eliminations	—	(429)	(429)	—
Total	$926,038	$—	$926,038	$117,488

Summarized financial information of our reportable segments for the three months ended March 31, 2017 and 2016 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2017
Contract Drilling
U.S. Land	$330,967	$—	$330,967	$(51,850)
Offshore	36,235	—	36,235	5,912
International Land	34,757	—	34,757	(10,977)
	401,959	—	401,959	(56,915)
Other	3,324	208	3,532	(1,134)
	405,283	208	405,491	(58,049)
Eliminations	—	(208)	(208)	—
Total	$405,283	$—	$405,283	$(58,049)

(in thousands)
March 31, 2016
Contract Drilling
U.S. Land	$349,283	$—	$349,283	$62,521
Offshore	34,325	—	34,325	3,299
International Land	51,352	—	51,352	(2,268)
	434,960	—	434,960	63,552
Other	3,231	210	3,441	(1,349)
	438,191	210	438,401	62,203
Eliminations	—	(210)	(210)	—
Total	$438,191	$—	$438,191	$62,203

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2017	2016	2017	2016
			(in thousands)

Segment operating income	$(58,049)	$62,203	$(83,377)	$117,488
Income from asset sales	14,889	2,684	15,731	7,273
Corporate general and administrative costs and corporate depreciation	(22,512)	(23,266)	(47,190)	(44,470)
Operating income (loss)	(65,672)	41,621	(114,836)	80,291
Other income (expense)
Interest and dividend income	1,338	799	2,328	1,532
Interest expense	(6,084)	(5,721)	(11,139)	(10,245)
Other	174	653	561	392
Total unallocated amounts	(4,572)	(4,269)	(8,250)	(8,321)
Income (loss) from continuing operations before income taxes	$(70,244)	$37,352	$(123,086)	$71,970

The following table presents total assets by reportable segment:

	March 31,	September 30,
	2017	2016
	(in thousands)

Total assets
U.S. Land	$4,938,237	$5,005,299
Offshore	97,740	105,152
International Land	419,354	487,181
Other	35,874	36,141
	5,491,205	5,633,773
Investments and corporate operations	1,046,943	1,198,182
Total assets from continued operations	6,538,148	6,831,955
Discontinued operations	36	64
	$6,538,184	$6,832,019

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
			(in thousands)

Revenues
United States	$370,526	$385,977	$671,085	$795,483
Argentina	23,267	35,371	71,349	85,157
Colombia	8,852	4,602	18,223	11,345
Ecuador	1	527	2	4,467
Other Foreign	2,637	11,714	13,214	29,586
Total	$405,283	$438,191	$773,873	$926,038

12.Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2017 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
			(in thousands)

Interest cost	$975	$1,115	$1,950	$2,231
Expected return on plan assets	(1,299)	(1,490)	(2,598)	(2,980)
Recognized net actuarial loss	575	493	1,150	986
Settlement	—	1,454	—	1,454
Net pension expense	$251	$1,572	$502	$1,691

Employer Contributions

We did not contribute to the Pension Plan during the six months ended March 31, 2017. We could make contributions for the remainder of fiscal 2017 to fund distributions in lieu of liquidating assets.

13.Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Six Months Ended
	March 31,
	2017	2016
	(in thousands)

Capital expenditures incurred	$191,804	$169,166
Additions incurred prior year but paid for in current year	9,465	25,344
Additions incurred but not paid for as of the end of the period	(25,966)	(14,029)
Capital expenditures per Consolidated Statements of Cash Flows	$175,303	$180,481

14.International Risk Factors

We currently have foreign operations in South America and the Middle East.  In the future, we may further expand the geographic reach of our operations.  As a result, we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

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

Estimates from published sources indicate that Argentina is a highly inflationary country, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.3 million for the six months ended March 31, 2016.  Subsequent to the sharp devaluation, the Argentine peso significantly stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  For the six months ended March 31, 2017, we experienced aggregate foreign currency losses of $2.0 million. However, in the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.  In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2017, approximately 13.3 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the six months ended March 31, 2017, approximately 87.1 percent of operating revenues from international locations were from operations in South America.  Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

15.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  Throughout 2016 and in early 2017, additional accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. The ASU provides for full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption.  During 2017, we established an implementation team and began a detailed analysis of our contracts in place during the retrospective period.  We anticipate we will have two primary revenue streams consisting of lease and service components. The requirements in this ASU are effective during interim and annual periods beginning after December 15, 2017.  We expect to adopt this new revenue guidance utilizing the modified retrospective method of adoption in the first quarter of fiscal 2019.  As we are still evaluating certain aspects of our contract drilling revenue, we are unable to quantify the impact that the new revenue standard will have on our consolidated financial statements at this time.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance provides principles and definitions for management that are intended to reduce diversity in the timing and content of disclosures provided in footnotes.  Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable).  The standard is effective for annual periods ending after December 15, 2016. We do not expect the adoption of this standard to have an impact on the consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The provisions of ASU No. 2016-01 are effective for interim and annual periods starting after December 15, 2017.  At adoption, a cumulative-effect adjustment to beginning retained earnings will be recorded.  We will adopt this standard on October 1, 2018.  Subsequent to adoption, changes in the fair value of our available-for-sale investments will be recognized in net income and the effect will be subject to stock market fluctuations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 mandates a modified retrospective transition method. We expect to adopt this new revenue guidance utilizing the modified retrospective method of adoption in the first quarter of fiscal 2019 concurrently with ASU 2014-09.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash.  The ASU requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We will adopt the guidance beginning October 1, 2018 applied retrospectively to all periods presented.  The adoption is not expected to have a material impact on our consolidated financial position or cash flows.

16.Guarantor and Non-Guarantor Financial Information

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

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$367,202	$38,097	$(16)	$405,283
Operating costs and other	3,300	415,544	52,341	(230)	470,955

Operating loss from continuing operations	(3,300)	(48,342)	(14,244)	214	(65,672)

Other income (expense), net	1	1,814	(89)	(214)	1,512
Interest expense	(87)	(5,148)	(849)	—	(6,084)
Equity in net loss of subsidiaries	(46,677)	(11,118)	—	57,795	—
Loss from continuing operations before income taxes	(50,063)	(62,794)	(15,182)	57,795	(70,244)

Income tax provision	(1,245)	(17,410)	(3,116)	—	(21,771)
Loss from continuing operations	(48,818)	(45,384)	(12,066)	57,795	(48,473)

Loss from discontinued operations before income taxes	—	—	(94)	—	(94)
Income tax provision	—	—	251	—	251
Loss from discontinued operations	—	—	(345)	—	(345)

Net loss	$(48,818)	$(45,384)	$(12,411)	$57,795	$(48,818)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(48,818)	$(45,384)	$(12,411)	$57,795	$(48,818)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(10,507)	—	—	(10,507)
Minimum pension liability adjustments, net	106	260	—	—	366
Other comprehensive income (loss)	106	(10,247)	—	—	(10,141)
Comprehensive loss	$(48,712)	$(55,631)	$(12,411)	$57,795	$(58,959)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$382,747	$55,460	$(16)	$438,191
Operating costs and other	3,156	331,998	61,818	(402)	396,570

Operating income (loss) from continuing operations	(3,156)	50,749	(6,358)	386	41,621

Other income (expense), net	(271)	734	1,375	(386)	1,452
Interest expense	(62)	(5,272)	(387)	—	(5,721)
Equity in net income (loss) of subsidiaries	23,065	(7,818)	—	(15,247)	—
Income (loss) from continuing operations before income taxes	19,576	38,393	(5,370)	(15,247)	37,352

Income tax provision	(1,629)	15,657	(1,850)	—	12,178
Income (loss) from continuing operations	21,205	22,736	(3,520)	(15,247)	25,174

Loss from discontinued operations before income taxes	—	—	(56)	—	(56)
Income tax provision	—	—	3,913	—	3,913
Loss from discontinued operations	—	—	(3,969)	—	(3,969)

Net income (loss)	$21,205	$22,736	$(7,489)	$(15,247)	$21,205

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,205	$22,736	$(7,489)	$(15,247)	$21,205
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(1,453)	—	—	(1,453)
Minimum pension liability adjustments, net	106	207	—	—	313
Other comprehensive income (loss)	106	(1,246)	—	—	(1,140)
Comprehensive income (loss)	$21,311	$21,490	$(7,489)	$(15,247)	$20,065

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Six Months Ended March 31, 2017
	Guarantor/	Issuer	Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$664,650	$109,256	$(33)	$773,873
Operating costs and other	6,760	755,046	127,364	(461)	888,709

Operating loss from continuing operations	(6,760)	(90,396)	(18,108)	428	(114,836)

Other income, net	1	2,833	483	(428)	2,889
Interest expense	(173)	(9,857)	(1,109)	—	(11,139)
Equity in net loss of subsidiaries	(79,669)	(10,789)	—	90,458	—
Loss from continuing operations before income taxes	(86,601)	(108,209)	(18,734)	90,458	(123,086)

Income tax provision	(2,720)	(29,960)	(7,379)	—	(40,059)
Loss from continuing operations	(83,881)	(78,249)	(11,355)	90,458	(83,027)

Loss from discontinued operations before income taxes	—	—	(518)	—	(518)
Income tax provision	—	—	336	—	336
Loss from discontinued operations	—	—	(854)	—	(854)

Net loss	$(83,881)	$(78,249)	$(12,209)	$90,458	$(83,881)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Six Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(83,881)	$(78,249)	$(12,209)	$90,458	$(83,881)
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net	—	1,905	—	—	1,905
Minimum pension liability adjustments, net	212	520	—	—	732
Other comprehensive income	212	2,425	—	—	2,637
Comprehensive loss	$(83,669)	$(75,824)	$(12,209)	$90,458	$(81,244)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Six Months Ended March 31, 2016
	Guarantor/	Issuer	Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$788,284	$137,787	$(33)	$926,038
Operating costs and other	5,861	688,749	151,940	(803)	845,747

Operating income (loss) from continuing operations	(5,861)	99,535	(14,153)	770	80,291

Other income (expense), net	(251)	1,390	1,555	(770)	1,924
Interest expense	(124)	(9,990)	(131)	—	(10,245)
Equity in net income (loss) of subsidiaries	40,614	(16,015)	—	(24,599)	—
Income (loss) from continuing operations before income taxes	34,378	74,920	(12,729)	(24,599)	71,970

Income tax provision	(2,829)	34,884	(1,157)	—	30,898
Income (loss) from continuing operations	37,207	40,036	(11,572)	(24,599)	41,072

Income from discontinued operations before income taxes	—	—	48	—	48
Income tax provision	—	—	3,913	—	3,913
Loss from discontinued operations	—	—	(3,865)	—	(3,865)

Net income (loss)	$37,207	$40,036	$(15,437)	$(24,599)	$37,207

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Six Months Ended March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$37,207	$40,036	$(15,437)	$(24,599)	$37,207
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(12,463)	—	—	(12,463)
Minimum pension liability adjustments, net	213	413	—	—	626
Other comprehensive income (loss)	213	(12,050)	—	—	(11,837)
Comprehensive income (loss)	$37,420	$27,986	$(15,437)	$(24,599)	$25,370

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(2,681)	$730,220	$14,207	$—	$741,746
Short-term investments	—	48,012	—	—	48,012
Accounts receivable, net of reserve	2,875	316,580	27,077	(986)	345,546
Inventories	—	96,565	35,114	—	131,679
Prepaid expenses and other	10,274	2,647	60,237	(3,091)	70,067
Assets held for sale	—	—	26,801	—	26,801
Current assets of discontinued operations	—	—	36	—	36
Total current assets	10,468	1,194,024	163,472	(4,077)	1,363,887

Investments	13,668	74,631	—	—	88,299
Property, plant and equipment, net	53,472	4,666,972	340,924	—	5,061,368
Intercompany	16,284	1,577,024	267,754	(1,861,062)	—
Other assets	234	8,101	16,295	—	24,630
Investment in subsidiaries	5,506,749	197,817	—	(5,704,566)	—

Total assets	$5,600,875	$7,718,569	$788,445	$(7,569,705)	$6,538,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,483	$44,242	$4,372	$(981)	$127,116
Accrued liabilities	13,655	137,964	25,738	(3,096)	174,261
Current liabilities of discontinued operations	—	—	40	—	40
Total current liabilities	93,138	182,206	30,150	(4,077)	301,417

Noncurrent liabilities:
Long-term debt	—	492,373	—	—	492,373
Deferred income taxes	(5,472)	1,284,083	30,183	—	1,308,794
Intercompany	1,145,078	232,586	483,298	(1,860,962)	—
Other	20,737	36,036	26,779	—	83,552
Noncurrent liabilities of discontinued operations	—	—	4,654	—	4,654
Total noncurrent liabilities	1,160,343	2,045,078	544,914	(1,860,962)	1,889,373

Shareholders’ equity:
Common stock	11,188	100	—	(100)	11,188
Additional paid-in capital	470,918	51,811	967	(52,778)	470,918
Retained earnings	4,052,974	5,431,855	212,414	(5,644,269)	4,052,974
Accumulated other comprehensive income	2,433	7,519	—	(7,519)	2,433
Treasury stock, at cost	(190,119)	—	—	—	(190,119)
Total shareholders’ equity	4,347,394	5,491,285	213,381	(5,704,666)	4,347,394

Total liabilities and shareholders’ equity	$5,600,875	$7,718,569	$788,445	$(7,569,705)	$6,538,184

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(955)	$899,028	$7,488	$—	$905,561
Short-term investments	—	44,148	—	—	44,148
Accounts receivable, net of reserve	2	325,325	51,121	(1,279)	375,169
Inventories	—	87,946	36,379	—	124,325
Prepaid expenses and other	6,928	20,625	71,753	(21,239)	78,067
Assets held for sale	—	18,471	26,881	—	45,352
Current assets of discontinued operations	—	—	64	—	64
Total current assets	5,975	1,395,543	193,686	(22,518)	1,572,686

Investments	13,431	71,524	—	—	84,955
Property, plant and equipment, net	59,173	4,716,736	368,824	—	5,144,733
Intercompany	16,147	1,399,323	260,939	(1,676,409)	—
Other assets	233	267	29,145	—	29,645
Investment in subsidiaries	5,579,713	208,118	—	(5,787,831)	—
Total assets	$5,674,672	$7,791,511	$852,594	$(7,486,758)	$6,832,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	80,000	10,868	5,828	(1,274)	95,422
Accrued liabilities	1,822	176,985	35,598	20,234	234,639
Current liabilities of discontinued operations	—	—	59	—	59
Total current liabilities	81,822	187,853	41,485	18,960	330,120

Noncurrent liabilities:
Long-term debt	—	491,847	—	—	491,847
Deferred income taxes	(5,930)	1,303,324	45,062	—	1,342,456
Intercompany	1,016,673	209,276	491,838	(1,717,787)	—
Other	21,182	36,379	45,220	—	102,781
Noncurrent liabilities of discontinued operations	—	—	3,890	—	3,890
Total noncurrent liabilities	1,031,925	2,040,826	586,010	(1,717,787)	1,940,974

Shareholders’ equity:
Common stock	11,140	100	—	(100)	11,140
Additional paid-in capital	448,452	47,533	549	(48,082)	448,452
Retained earnings	4,289,807	5,510,105	224,550	(5,734,655)	4,289,807
Accumulated other comprehensive income (loss)	(204)	5,094	—	(5,094)	(204)
Treasury stock, at cost	(188,270)	—	—	—	(188,270)
Total shareholders’ equity	4,560,925	5,562,832	225,099	(5,787,931)	4,560,925

Total liabilities and shareholders’ equity	$5,674,672	$7,791,511	$852,594	$(7,486,758)	$6,832,019

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(5,634)	$144,620	$7,373	$—	$146,359

INVESTING ACTIVITIES:
Capital expenditures	(1,343)	(172,338)	(1,622)	—	(175,303)
Purchase of short-term investments	—	(37,899)	—	—	(37,899)
Proceeds from sale of short-term investments	—	34,000	—	—	34,000
Intercompany transfers	1,343	(1,343)	—	—	—
Proceeds from asset sales	—	12,908	551	—	13,459
Net cash provided by (used in) investing activities	—	(164,672)	(1,071)	—	(165,743)

FINANCING ACTIVITIES:
Intercompany transfers	152,617	(152,617)	—	—	—
Dividends paid	(152,617)	—	—	—	(152,617)
Exercise of stock options, net of tax withholding	9,946	—	—	—	9,946
Tax withholdings related to net share settlements of restricted stock	(5,679)	—	—	—	(5,679)
Excess tax benefit from stock-based compensation	(359)	3,861	417	—	3,919
Net cash provided by (used in) financing activities	3,908	(148,756)	417	—	(144,431)

Net increase (decrease) in cash and cash equivalents	(1,726)	(168,808)	6,719	—	(163,815)
Cash and cash equivalents, beginning of period	(955)	899,028	7,488	—	905,561
Cash and cash equivalents, end of period	$(2,681)	$730,220	$14,207	$—	$741,746

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	March 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$3,543	$510,685	$(21,711)	$—	$492,517

INVESTING ACTIVITIES:
Capital expenditures	(12,667)	(165,291)	(2,523)	—	(180,481)
Purchase of short-term investments	—	(21,869)	—	—	(21,869)
Proceeds from sale of short-term investments	—	21,676	—	—	21,676
Intercompany transfers	12,667	(12,667)	—	—	—
Proceeds from asset sales	—	8,131	1,584	—	9,715
Net cash used in investing activities	—	(170,020)	(939)	—	(170,959)

FINANCING ACTIVITIES:
Debt issuance costs	—	(32)	—	—	(32)
Intercompany transfers	149,300	(149,300)	—	—	—
Dividends paid	(149,300)	—	—	—	(149,300)
Exercise of stock options, net of tax withholding	(199)	—	—	—	(199)
Tax withholdings related to net share settlements of restricted stock	(3,617)	—	—	—	(3,617)
Excess tax benefit from stock-based compensation	(789)	964	44	—	219
Net cash provided by (used in) financing activities	(4,605)	(148,368)	44	—	(152,929)

Net increase (decrease) in cash and cash equivalents	(1,062)	192,297	(22,606)	—	168,629
Cash and cash equivalents, beginning of period	(838)	693,273	36,949	—	729,384
Cash and cash equivalents, end of period	$(1,900)	$885,570	$14,343	$—	$898,013

17. Subsequent Events

In December 2016, we received early termination notification for five rigs located in our International Land segment.  During the second quarter of fiscal 2017, the early termination notification was withdrawn.  Currently, the customer has indicated a desire to assign the contracts to other operators.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2017

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

We reported a net loss of $48.8 million ($0.45 loss per diluted share) from operating revenues of $405.3 million for the second quarter ended March 31, 2017 compared with net income of $21.2 million ($0.19 per diluted share) from operating revenues of $438.2 million for the second quarter of fiscal year 2016.  Included in net income for the second quarter of fiscal 2016 is a $4.0 million loss ($0.04 loss per diluted share) from discontinued operations.  The net loss for the second quarter of fiscal 2017 includes approximately $10.1 million ($0.09 per diluted share) of after-tax gains from the sale of assets.  The net income for the second quarter of fiscal 2016 includes approximately $1.5 million ($0.01 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2017 and 2016.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,

	2017	2016
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$330,967	$349,283
Direct operating expenses	238,249	155,884
General and administrative expense	12,573	12,196
Depreciation	131,995	118,682
Segment operating income (loss)	$(51,850)	$62,521
Operating Statistics:
Revenue days	13,166	9,601
Average rig revenue per day	$22,654	$34,218
Average rig expense per day	$15,612	$14,139
Average rig margin per day	$7,042	$20,079
Rig utilization	42%	31%

The U.S. Land segment had an operating loss of $51.9 million for the second quarter of fiscal 2017 compared to operating income of $62.5 million in the same period of fiscal 2016.  Revenues were $331.0 million and $349.3 million in the second quarter of fiscal 2017 and 2016, respectively.  Included in U.S. land revenues for the three months ended March 31, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $32.7 million and $20.8 million, respectively.  Also included in revenue for the three months ended March 31, 2017 is early termination revenue of $6.0 million compared to $79.6 million during the same period of fiscal 2016.

Excluding early termination per day revenue of $453 and $8,287 for the second quarter of fiscal 2017 and 2016, respectively, average rig revenue per day decreased by $3,730 to $22,201.  While our activity has increased year-over-year in response to higher commodity prices, pricing for recently contracted rigs is relatively low, and rigs with legacy term contracts at higher dayrates make up a lower proportion of our total activity due to continued contract expirations.

Average expense per day increased $1,473 to $15,612 for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.  During the second quarter of fiscal 2017, we incurred significant start-up expenses related to rigs returning to work during the quarter and for rigs that commenced work in April 2017.

Depreciation includes abandonments of $18.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.  Upgrades to our rig fleet to meet customer demands for additional capabilities resulted in the abandonment of older rig components.  Excluding abandonments, depreciation decreased $4.7 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.  The decrease is primarily due to a decrease in capital expenditures and legacy assets reaching the end of their depreciable life during fiscal 2016 and 2017.

During fiscal 2017, we have experienced an increase in revenue days and utilization as rigs returned to work.  U.S. land rig utilization increased to 42 percent for the second quarter of 2017 compared to 31 percent for the second quarter of fiscal 2016.  U.S. land rig revenue days for the second quarter of fiscal 2017 were 13,166 compared with 9,601 for the same period of fiscal 2016, with an average of 146.3 and 105.5 rigs working, respectively.  We expect rig utilization to increase in the third quarter of fiscal 2017 as rigs continue to return to work.

At March 31, 2017, 168 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 168 contracted rigs, 89 were under fixed term contracts and 79 were working in the spot market.  As of April 27, 2017, 176 rigs were contracted in the segment.  Based on current early termination notices, early termination revenue is expected to be approximately $5.1 million during the third fiscal quarter of 2017.

	Three Months Ended March 31,

	2017	2016

OFFSHORE OPERATIONS
Operating revenues	$36,235	$34,325
Direct operating expenses	26,023	27,065
General and administrative expense	902	837
Depreciation	3,398	3,124
Segment operating income	$5,912	$3,299
Operating Statistics:
Revenue days	595	691
Average rig revenue per day	$36,006	$28,004
Average rig expense per day	$25,189	$20,658
Average rig margin per day	$10,817	$7,346
Rig utilization	77%	84%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $6.1 million for both the three months ended March 31, 2017 and 2016.

Average rig revenue per day and average rig margin per day increased in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to several rigs moving to higher pricing from previous standby or special dayrates.

During the second quarter of fiscal 2017, we sold one of our offshore rigs.  At the end of March 31, 2017, six of our available eight platform rigs were contracted compared to seven of our available nine rigs being contracted at March 31, 2016.

	Three Months Ended March 31,

	2017	2016
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$34,757	$51,352
Direct operating expenses	32,181	38,113
General and administrative expense	920	887
Depreciation	12,633	14,620
Segment operating loss	$(10,977)	$(2,268)
Operating Statistics:
Revenue days	870	1,307
Average rig revenue per day	$37,340	$36,774
Average rig expense per day	$33,649	$26,287
Average rig margin per day	$3,691	$10,487
Rig utilization	25%	38%

The International Land segment had an operating loss of $11.0 million for the second quarter of fiscal 2017 compared to an operating loss of $2.3 million in the same period of fiscal 2016.  Included in International land revenues for the three months ended March 31, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $2.3 million and $3.3 million, respectively.

In December 2016, we received early termination notification for five rigs.  As a result, we experienced a 33% decrease in revenue days when comparing the second fiscal quarter of 2017 to the same period in 2016.  During the current quarter, an average of 9.7 rigs generated revenue days compared to an average of 14.4 rigs in the second quarter of fiscal 2016.

Average rig margin per day decreased $6,796 to $3,691 primarily due to fixed costs associated with stacked rigs and local overhead.

In December 2016, we received early termination notification for five rigs located in our International Land segment.  During the second quarter of fiscal 2017, the early termination notification was withdrawn.  Currently, the customer has indicated a desire to assign the contracts to other operators.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2017 and 2016, we incurred $2.7 million and $2.3 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

We had an income tax benefit of $21.8 million in the second quarter of fiscal 2017 compared to income tax expense of $12.2 million in the second quarter of fiscal 2016 and the effective tax rate decreased to 31.0 percent from 32.6 percent.  The effective tax rate for the three months ended March 31, 2016 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities. We expect the effective tax rate for each of the remaining two quarters of fiscal 2017 to be between 31 and 32 percent.

Six Months Ended March 31, 2017 vs. Six Months Ended March 31, 2016

We reported a net loss from continuing operations of $83.0 million ($0.77 loss per diluted share) from operating revenues of $773.9 million for the six months ended March 31, 2017 compared with net income from continuing operations of $41.1 million ($0.37 per diluted share) from operating revenues of $926.0 million for the first six months of fiscal year 2016.  Including discontinued operations, we recorded a net loss of $83.9 million ($0.78 loss per diluted share) for the six months ended March 31, 2017 compared to net income of $37.2 million ($0.33 per diluted share) for the six months ended March 31, 2016.  The net loss for the first six months ended March 31, 2017 includes approximately $10.6 million ($0.10 per diluted share) of after-tax gains from the sale of assets.  The net income for the first six months ended 2016 includes approximately $4.4 million ($0.04 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2017 and 2016.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 11 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,

	2017	2016
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$594,603	$719,088
Direct operating expenses	408,855	337,425
General and administrative expense	24,215	24,569
Depreciation	244,271	239,041
Segment operating income (loss)	$(82,738)	$118,053
Operating Statistics:
Revenue days	22,950	21,546
Average rig revenue per day	$23,564	$31,132
Average rig expense per day	$15,438	$13,447
Average rig margin per day	$8,126	$17,685
Rig utilization	36%	35%

The U.S. Land segment had an operating loss of $82.7 million for the first six months of fiscal 2017 compared to operating income of $118.1 million in the same period of fiscal 2016.  Revenues were $594.6 million and $719.1 million in the first six months of fiscal 2017 and 2016, respectively.  Included in U.S. land revenues for the six months ended March 31, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $53.8 million and $48.3 million, respectively.  Also included in revenue for the six months ended March 31, 2017 is early termination revenue of $14.7 million compared to $108.4 million during the same period of fiscal 2016.

Excluding early termination per day revenue of $642 and $5,033 for the first six months of fiscal 2017 and 2016, respectively, average rig revenue per day decreased by $3,177 to $22,922. Pricing for recently contracted rigs is relatively low, and rigs with legacy term contracts at higher dayrates make up a lower proportion of our total activity due to continued contract expirations.

Average expense per day increased $1,991 to $15,438 for the six months ended March 31, 2017 compared to the same period ended March 31, 2016.  During fiscal 2017, we incurred significant start-up expenses related to rigs returning to work during the year and for rigs that commenced work in April 2017.

Depreciation includes abandonments of $19.1 million and $0.8 million for the six months ended March 31, 2017 and 2016, respectively.  Upgrades to our rig fleet to meet customer demands for additional capabilities resulted in the abandonment of older rig components.  Excluding abandonments, depreciation decreased $13.1 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016.  The decrease is primarily due to a decrease in capital expenditures and legacy assets reaching the end of their depreciable life during fiscal 2016 and 2017.

During fiscal 2017, we have experienced an increase in revenue days and utilization as rigs returned to work.  U.S. land rig utilization increased to 36 percent for the first six months of 2017 compared to 35 percent for the first six months of fiscal 2016.  U.S. land rig revenue days for the first six months of fiscal 2017 were 22,950 compared with 21,546 for the same period of fiscal 2016, with an average of 126.1 and 117.7 rigs working, respectively.  We expect rig utilization to increase in the third quarter of fiscal 2017 as rigs continue to return to work.

At March 31, 2017, 168 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 168 contracted rigs, 89 were under fixed term contracts and 79 were working in the spot market.  As of April 27, 2017, 176 rigs were contracted in the segment.  Based on current early termination notices, early termination revenue is expected to be approximately $5.1 million during the third fiscal quarter of 2017.

	Six Months Ended March 31,

	2017	2016

OFFSHORE OPERATIONS
Operating revenues	$70,047	$76,205
Direct operating expenses	48,868	57,358
General and administrative expense	1,818	1,699
Depreciation	6,665	6,127
Segment operating income	$12,696	$11,021
Operating Statistics:
Revenue days	1,239	1,427
Average rig revenue per day	$33,569	$27,764
Average rig expense per day	$22,929	$20,123
Average rig margin per day	$10,640	$7,641
Rig utilization	77%	87%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $10.5 million and $12.4 million for the first six months ended March 31, 2017 and 2016, respectively.

Average rig revenue per day and average rig margin per day increased in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 primarily due to several rigs moving to higher pricing from previous standby or special dayrates.

During the second quarter of fiscal 2017, we sold one of our offshore rigs.  At the end of March 31, 2017, six of our available eight platform rigs were contracted compared to seven of our available nine rigs being contracted at March 31, 2016.

	Six Months Ended March 31,

	2017	2016
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$102,788	$123,546
Direct operating expenses	85,531	102,121
General and administrative expense	1,589	1,605
Depreciation	25,820	28,753
Segment operating income (loss)	$(10,152)	$(8,933)
Operating Statistics:
Revenue days	2,027	2,718
Average rig revenue per day	$47,923	$41,580
Average rig expense per day	$38,936	$30,406
Average rig margin per day	$8,987	$11,174
Rig utilization	29%	39%

The International Land segment had an operating loss of $10.2 million for the first six months of fiscal 2017 compared to an operating loss of $8.9 million in the same period of fiscal 2016.  Included in International land revenues for the six months ended March 31, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $5.6 million and $10.5 million, respectively.  Included in revenue for the six months ended March 31, 2017 is early termination revenue of $4.7 million.

Excluding early termination per day revenue of $2,332 in the first six months of fiscal 2017, average rig margin per day decreased by $4,519 to $6,655 primarily due to fixed costs associated with stacked rigs and local overhead.  Low oil prices during 2016 and 2017 continue to have a negative effect on customer spending.  In December 2016, we received early termination notification for five rigs.  As a result, we experienced a 25% decrease in revenue days when comparing the first six months of 2017 to the same period in 2016.  During the first six months of fiscal 2017, an average of 11.1 rigs worked compared to an average of 14.9 rigs in the first six months of fiscal 2016.

In December 2016, we received early termination notification for five rigs located in our International Land segment.  During the second quarter of fiscal 2017, the early termination notification was withdrawn.  Currently, the customer has indicated a desire to assign the contracts to other operators.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2017 and 2016, we incurred $5.5 million and $5.2 million, respectively, of research and development expenses related to ongoing development of a rotary steerable system.

OTHER

We had an income tax benefit of $40.1 million in the first six months of fiscal 2017 compared to income tax expense of $30.9 million in the first six months of fiscal 2016 and the effective tax rate decreased to 32.5 percent from 42.9 percent.  The effective tax rate for the six months ended March 31, 2016 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities. We expect the effective tax rate for each of the remaining two quarters of fiscal 2017 to be between 31 and 32 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $741.7 million at March 31, 2017 from $905.6 million at September 30, 2016. The following table provides a summary of cash flows:

	Six Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided (used) by:

Operating activities	$146,359	$492,517
Investing activities	(165,743)	(170,959)
Financing activities	(144,431)	(152,929)
Increase (decrease) in cash and cash equivalents	$(163,815)	$168,629

Operating activities

Cash flows from operating activities were approximately $146.4 million for the six months ended March 31, 2017 compared to approximately $492.5 million for the same period ended March 31, 2016.  Multiple items contributed to the change, including a net loss in fiscal 2017 compared to net income in 2016, lower deferred income tax expenses, and lower net changes in current assets and current liabilities in the second quarter of fiscal 2017 compared to the same period in fiscal 2016.

Investing activities

Capital expenditures during the six months ended March 31, 2017 were $175.3 million compared to $180.5 million during the six months ended March 31, 2016.  While there has been a reduction in the number of new rigs built during the comparative periods, there has been significant investment in upgrading existing rigs to meet specification requirements in highest demand in the market.

Financing activities

Cash used in financing activities for the first six months of fiscal 2017 was comprised primarily of dividends paid of $152.6 million.

Other Liquidity

Our operating cash requirements, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig upgrade construction program, for fiscal 2017 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will generate cash flows.  Our indebtedness totaled $492.4 million at March 31, 2017, however, the debt does not mature until March 19, 2025.  For additional information regarding debt agreements, refer to Note 8 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from executed contracts with original terms in excess of one year, as of March 31, 2017 and September 30, 2016 was $1.5 billion and $1.8 billion, respectively.  The decrease in backlog at March 31, 2017 from September 30, 2016 is primarily due to the revenue earned since September 30, 2016.  Approximately 70.3 percent of the March 31, 2017 backlog is not reasonably expected to be filled in fiscal 2017.  Included in backlog is early termination revenue expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.  In addition, a portion of the backlog represents term contracts for new rigs that will commence operations in the future.

The following table sets forth the total backlog by reportable segment as of March 31, 2017 and September 30, 2016, and the percentage of the March 31, 2017 backlog not reasonably expected to be filled in fiscal 2017:

	Total Backlog
	Revenue
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2017	2016	Expected to be Filled in Fiscal 2017
	(in billions)
U.S. Land	$1.0	$1.2	66.1%
Offshore	0.1	0.1	61.4%
International	0.4	0.5	81.3%
	$1.5	$1.8

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

Capital Resources

During the six months ended March 31, 2017, we completed one new FlexRig.  The new FlexRig is committed to work for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.  During fiscal 2017, we have been upgrading existing rigs to meet customer demands for additional capabilities.

Our capital spending estimate for fiscal 2017 is expected to be approximately $350 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the further enhancement of our existing fleet.  Capital expenditures were $175.3 million and $180.5 million for the first six months of fiscal 2017 and 2016, respectively.

There were no other significant changes in our financial position since September 30, 2016.

MATERIAL COMMITMENTS

Material commitments as reported in our 2016 Annual Report on Form 10-K have not changed significantly at March 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2016 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  Throughout 2016 and in early 2017, additional accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. The ASU provides for full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption.  During 2017, we established an implementation team and began a detailed analysis of our contracts in place during the retrospective period.  We anticipate we will have two primary revenue streams consisting of lease and service components. The requirements in this ASU are effective during interim and annual periods beginning after December 15, 2017.  We expect to adopt this new revenue guidance utilizing the modified retrospective method of adoption in the first quarter of fiscal 2019.  As we are still evaluating certain aspects of our contract drilling revenue, we are unable to quantify the impact that the new revenue standard will have on our consolidated financial statements at this time.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance provides principles and definitions for management that are intended to reduce diversity in the timing and content of disclosures provided in footnotes.  Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable).  The standard is effective for annual periods ending after December 15, 2016. We do not expect the adoption of this standard to have an impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  We do not expect the adoption of this standard to have a material impact on our financial consolidated statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 mandates a modified retrospective transition method. We expect to adopt this new revenue guidance utilizing the modified retrospective method of adoption in the first quarter of fiscal 2019 concurrently with ASU 2014-09.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. The ASU requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We will adopt the guidance beginning October 1, 2018 applied retrospectively to all periods presented.  The adoption is not expected to have a material impact on our consolidated financial position or cash flows.

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2014, oil prices reached over $106 per barrel and then began to decline significantly during the second half of 2014 and continued to decline in 2015 closing below $40 per barrel by December 31, 2015.  During early 2016, oil prices dropped below $30 per barrel and many of our customers announced significant reductions in their 2016 capital spending budgets.  The severe decline in oil prices led to a significant decline in our active rig fleet.  For example, at March 31, 2015, 179 out of an available 332 land rigs were working in the U.S. Land segment.  In contrast, at June 30, 2016, 89 out of an available 348 land rigs were working in the U.S. Land segment.  However, during the second half of 2016, oil prices increased (but remained below $55 per barrel), the U.S. land active rig count increased and our customers began increasing their drilling budgets.  Due to the gradual rebound in oil prices in calendar 2016 as noted

above, we had 168 out of an available 350 land rigs contracted in the U.S. Land segment at March 31, 2017.  At April 27, 2017, 176 rigs were contracted in the U.S. Land segment.  In the event oil prices drop again and remain depressed for a sustained period, our U.S. Land, International Land and Offshore segments may again experience significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December 31, 2015.  Subsequent to the sharp devaluation, the Argentine peso significantly stabilized and the Argentine Foreign Exchange Market controls now places fewer restrictions on repatriating U.S. dollars.  For the six months ended March 31, 2017, we experienced aggregate foreign currency losses of $2.0  million. However, in the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.  In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2017, approximately 13.3 percent of our consolidated operating revenues were generated from the international contract drilling business. During the six months ended March 31, 2017, approximately 87.1 percent of the international operating revenues were from operations in South America. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2016.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2017, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 4 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the six months ended March 31, 2017, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Fourteenth Amendment to Office Lease dated March 8, 2017, between ASP, INC. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2017, filed on May 5, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 5, 2017	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	May 5, 2017	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

10.1	Fourteenth Amendment to Office Lease dated March 8, 2017, between ASP, INC. and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2017, filed on May 5, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.