Form 10-Q
period 2017-06-30
Helmerich & Payne, Inc.
filed 2017-08-04
CIK 46765

Icmai

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2017
Common Stock, $0.10 par value	108,581,547

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2017	2016

Assets
CURRENT ASSETS:
Cash and cash equivalents	$572,787	$905,561
Short-term investments	39,894	44,148
Accounts receivable, less reserve of $6,352 in June 30, 2017 and $2,696 in September 30, 2016	440,872	375,169
Inventories	138,403	124,325
Prepaid expenses and other	58,425	78,067
Assets held for sale	—	45,352
Current assets of discontinued operations	7	64
Total current assets	1,250,388	1,572,686
NONCURRENT ASSETS:
Investments	76,986	84,955
Property, plant and equipment, at cost:	5,062,914	5,144,733
Goodwill	51,967	4,718
Intangible assets, net of amortization	51,569	919
Other assets	20,067	24,008
Total noncurrent assets	5,263,503	5,259,333
TOTAL ASSETS	$6,513,891	$6,832,019

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$137,206	$95,422
Accrued liabilities	196,643	234,639
Current liabilities of discontinued operations	80	59
Total current liabilities	333,929	330,120
NONCURRENT LIABILITIES:
Long-term debt less unamortized discount and debt issuance costs	492,637	491,847
Deferred income taxes	1,325,250	1,342,456
Other	108,946	102,781
Noncurrent liabilities of discontinued operations	3,225	3,890
Total noncurrent liabilities	1,930,058	1,940,974
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, 160,000,000 shares authorized, 111,897,106 shares and 111,400,339 shares issued as of June 30, 2017 and September 30, 2016 respectively and 108,581,547 shares and 108,077,916 shares outstanding as of June 30, 2017 and September 30, 2016 respectively	11,190	11,140
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	478,231	448,452
Retained earnings	3,954,705	4,289,807
Accumulated other comprehensive income (loss)	(4,101)	(204)
	4,440,025	4,749,195
Treasury stock, at cost	(190,121)	(188,270)
Total shareholders’ equity	4,249,904	4,560,925
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,513,891	$6,832,019

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating revenues
Drilling - U.S. Land	$405,516	$285,028	$1,000,119	$1,004,116
Drilling - Offshore	33,711	30,492	103,758	106,697
Drilling - International Land	55,075	47,983	157,863	171,529
Other	4,262	2,983	10,697	10,182
	498,564	366,486	1,272,437	1,292,524
Operating costs and expenses
Operating costs, excluding depreciation	337,463	186,146	881,971	684,401
Depreciation	145,043	138,690	431,667	422,336
Asset impairment charge	—	6,250	—	6,250
Research and development	3,058	2,707	8,585	7,941
General and administrative	42,890	46,496	110,671	112,381
Income from asset sales	(1,862)	(547)	(17,593)	(7,820)
	526,592	379,742	1,415,301	1,225,489
Operating income (loss) from continuing operations	(28,028)	(13,256)	(142,864)	67,035
Other income (expense)
Interest and dividend income	1,700	778	4,028	2,310
Interest expense	(6,364)	(6,407)	(17,503)	(16,652)
Other	(911)	534	(350)	926
	(5,575)	(5,095)	(13,825)	(13,416)
Income (loss) from continuing operations before income taxes	(33,603)	(18,351)	(156,689)	53,619
Income tax provision	(10,478)	2,842	(50,537)	33,740
Income (loss) from continuing operations	(23,125)	(21,193)	(106,152)	19,879
Income (loss) from discontinued operations before income taxes	3,223	2,193	2,705	2,241
Income tax provision	1,897	2,200	2,233	6,113
Income (loss) from discontinued operations	1,326	(7)	472	(3,872)
NET INCOME (LOSS)	$(21,799)	$(21,200)	$(105,680)	$16,007
Basic earnings per common share:
Income (loss) from continuing operations	$(0.22)	$(0.20)	$(0.99)	$0.18
Income (loss) from discontinued operations	$0.01	$—	$—	$(0.04)
Net income (loss)	$(0.21)	$(0.20)	$(0.99)	$0.14
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.22)	$(0.20)	$(0.99)	$0.17
Income (loss) from discontinued operations	$0.01	$—	$—	$(0.04)
Net income (loss)	$(0.21)	$(0.20)	$(0.99)	$0.13
Weighted average shares outstanding (in thousands):
Basic	108,572	108,047	108,470	107,970
Diluted	108,572	108,047	108,470	108,523

Dividends declared per common share	$0.7000	$0.7000	$2.1000	$2.0750

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income (loss)	$(21,799)	$(21,200)	$(105,680)	$16,007
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($4.4) million and ($3.2) million at June 30, 2017, and $6.1 million and ($1.7) million at June 30, 2016	(6,899)	9,744	(4,994)	(2,719)
Minimum pension liability adjustments, net of income taxes of $0.2 million and $0.6 million at June 30, 2017, and $0.1 million and $0.5 million at June 30, 2016	365	314	1,097	940
Other comprehensive income (loss)	(6,534)	10,058	(3,897)	(1,779)
Comprehensive income (loss)	$(28,333)	$(11,142)	$(109,577)	$14,228

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$(105,680)	$16,007
Adjustment for (income) loss from discontinued operations	(472)	3,872
Income (loss) from continuing operations	(106,152)	19,879
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	431,667	422,336
Asset impairment charge	—	6,250
Amortization of debt discount and debt issuance costs	789	879
Provision (recovery) for bad debt	3,858	(3,067)
Stock-based compensation	19,247	19,661
Pension settlement charge	1,411	3,343
Income from asset sales	(17,593)	(7,820)
Deferred income tax expense	(27,798)	77,886
Other	62	255
Change in assets and liabilities:
Accounts receivable	(62,942)	97,698
Inventories	(11,806)	(344)
Prepaid expenses and other	26,820	(6,537)
Accounts payable	41,398	(13,643)
Accrued liabilities	(53,456)	14,632
Deferred income taxes	(1,051)	2,673
Other noncurrent liabilities	(8,205)	(18,741)
Net cash provided by operating activities from continuing operations	236,249	615,340
Net cash provided by (used in) operating activities from discontinued operations	(115)	70
Net cash provided by operating activities	236,134	615,410
INVESTING ACTIVITIES:
Capital expenditures	(300,275)	(219,549)
Purchase of short-term investments	(48,958)	(36,958)
Payment for acquisition of business, net of cash acquired	(70,416)	—
Proceeds from sale of short-term investments	53,150	32,681
Proceeds from asset sales	17,921	12,804
Net cash used in investing activities	(348,578)	(211,022)
FINANCING ACTIVITIES:
Debt issuance costs	—	(32)
Dividends paid	(229,061)	(224,040)
Exercise of stock options, net of tax withholding	10,458	483
Tax withholdings related to net share settlements of restricted stock	(5,848)	(3,912)
Excess tax benefit from stock-based compensation	4,121	761
Net cash used in financing activities	(220,330)	(226,740)
Net increase (decrease) in cash and cash equivalents	(332,774)	177,648
Cash and cash equivalents, beginning of period	905,561	729,384
Cash and cash equivalents, end of period	$572,787	$907,032

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2017

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total

Balance, September 30, 2016	111,400	$11,140	$448,452	$4,289,807	$(204)	3,322	$(188,270)	$4,560,925
Comprehensive loss:
Net loss				(105,680)				(105,680)
Other comprehensive loss					(3,897)			(3,897)
Dividends declared ($2.10 per share)				(229,422)				(229,422)
Exercise of stock options	355	36	13,950			51	(3,528)	10,458
Tax benefit of stock-based awards			4,121					4,121
Stock issued for vested restricted stock, net of shares withheld for employee taxes	142	14	(7,539)			(57)	1,677	(5,848)
Stock-based compensation			19,247					19,247
Balance, June 30, 2017	111,897	$11,190	$478,231	$3,954,705	$(4,101)	3,316	$(190,121)	$4,249,904

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350).  The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU is applicable for public entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance effective June 30, 2017 with no impact on our consolidated financial statements.  Goodwill will be evaluated for impairment each year in our fourth fiscal quarter.

As more fully described in our 2016 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and nine months ended June 30, 2017, early termination revenue was approximately $5.1 million and $24.8 million, respectively.  We had $80.7 million and $189.2 million of early termination revenue for the three and nine months ended June 30, 2016.

Depreciation in the Consolidated Condensed Statements of Operations includes abandonments of $7.7 million and $27.2 million for the three and nine months ended June 30, 2017 and $0.9 million for the nine months ended June 30, 2016.  During fiscal 2017, upgrades to our rig fleet to meet customer demands for additional capabilities resulted in the abandonment of older rig components.

During the second quarter of fiscal 2017, we determined rig equipment in our U.S. Land segment previously classified as held for sale no longer met the criteria for held for sale and was reclassified to property, plant and equipment.  The equipment is from rigs that were decommissioned from service in prior fiscal years and is recorded at its carrying value which is lower than its estimated fair value.

During the third quarter of fiscal 2017, we determined rig equipment in our International Land segment previously classified as held for sale no longer met the criteria for held for sale and was reclassified to property, plant and equipment.  The equipment is recorded at its carrying value which is lower than its estimated fair value.

During the second quarter of fiscal 2017, we sold one of our offshore rigs.  The gain from the sale is included in Income from asset sales in our Consolidated Condensed Statements of Operations.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs.  Included in direct operating costs are aggregate foreign currency losses of $1.3 million and $3.3 million for the three and nine months ended June 30, 2017, respectively.  For the three and nine months ended June 30, 2016, we had aggregate foreign currency losses of $1.1 million and $9.4 million, respectively, primarily due to the sharp devaluation of the Argentine peso in December 2015.

2.Business Combinations

On June 2, 2017, we completed a merger transaction (“MOTIVE Merger”) pursuant to which an unaffiliated drilling technology company, MOTIVE Drilling Technologies, Inc., a Delaware corporation (“MOTIVE”), was merged with and into our wholly owned subsidiary Spring Merger Sub, Inc., a Delaware corporation.  MOTIVE survived the transaction and is now a wholly owned subsidiary of the Company.  At the effective time of the MOTIVE Merger, MOTIVE shareholders received aggregate cash consideration of $74.3 million, net of customary closing adjustments, and may receive up to an additional $25.0 million in potential earnout payments based on future performance.  Transaction costs related to the MOTIVE Merger incurred during the nine months ended June 30, 2017, were $2.8 million and are recorded in the Consolidated Statement of Operations within the general and administrative expense line item.  We recorded revenue of $1.1 million and a net loss of $0.7 million related to the MOTIVE Merger during the three and nine months ended June 30, 2017.

MOTIVE has a proprietary Bit Guidance System that is an algorithm-driven system that considers the total economic consequences of directional drilling decisions and has proven to consistently lower drilling costs through more efficient drilling and increase hydrocarbon production through smoother wellbores and more accurate well placement.  Given our strong and longstanding technology and innovation focus, we believe the technology will continue to advance and provide further benefits for the industry.

The MOTIVE Merger is accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The estimated fair values are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to changes as we obtain additional information for those estimates during the measurement period.  The following table summarizes the purchase price and the preliminary allocation of the fair values of assets acquired and liabilities assumed and separately identifiable intangible assets at the acquisition date (in thousands):

Purchase Price
Consideration given

Cash consideration	$74,275
Long-term contingent earnout liability (Other noncurrent liabilities)	14,509
Total consideration given	$88,784

Allocation of Purchase Price
Fair value of assets acquired
Current assets	$4,425
Property, plant and equipment	300
Intangible asset - developed technology (Intangible assets, net of amortization)	51,000
Goodwill	47,249

Total assets acquired	$102,974

Fair value of liabilities assumed
Current liabilities	$25
Deferred income taxes	14,165

Total liabilities acquired	$14,190

Fair value of total assets and liabilities acquired	$88,784

The fair value of the contingent consideration of $14.5 million, calculated using a Monte Carlo simulation which evaluates numerous potential earnings and pay out scenarios, is considered a level 3 measurement under the fair value hierarchy.  The developed technology is an intangible asset that will be amortized on a straight-line basis over an estimated 15-year life.  We expect annual amortization to be approximately $3.4 million.  The goodwill consists largely of the synergies and economies of scale expected from the drilling technology providing more efficient drilling and directional drilling services, the first mover advantage obtained through the acquisition and expected future developments resulting from the assembled workforce.  The goodwill is reported in the Other segment and will not be allocated to any other reporting unit.  The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.  The developed technology and goodwill are not deductible for income tax purposes.  An associated deferred tax liability has been recorded in regards to the developed technology.

The following unaudited pro forma combined financial information is provided for the nine months ended June 30, 2017 and 2016, as though the MOTIVE Merger had been completed as of October 1, 2015.  These pro forma combined results of operations have been prepared by adjusting our historical results to include the historical results of MOTIVE and reflect pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including application of an appropriate income tax to MOTIVE pre-tax loss.  Additionally, pro forma earnings for the nine months ended June 30, 2017 were adjusted to exclude $1.0 million of after-tax transaction costs.  The unaudited pro forma combined financial information is provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  Future results may vary significantly from the results reflected in this pro forma financial information.

	Pro Forma
	Nine Months Ended June 30,
	2017	2016
	(unaudited)
	(in thousands)

Revenues	$1,275,646	$1,294,146
Net loss	$(105,482)	$(18,292)

3.Discontinued Operations

Current assets of discontinued operations consist of restricted cash to meet remaining current obligations within the country of Venezuela.  Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.  Expenses incurred for in-country obligations are reported as discontinued operations.

4.Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(23,125)	$(21,193)	$(106,152)	$19,879
Income (loss) from discontinued operations	1,326	(7)	472	(3,872)
Net income (loss)	(21,799)	(21,200)	(105,680)	16,007
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(458)	(451)	(1,349)	(1,410)
Numerator for basic earnings per share:
From continuing operations	(23,583)	(21,644)	(107,501)	18,469
From discontinued operations	1,326	(7)	472	(3,872)
	(22,257)	(21,651)	(107,029)	14,597
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Numerator for diluted earnings per share:
From continuing operations	(23,583)	(21,644)	(107,501)	18,469
From discontinued operations	1,326	(7)	472	(3,872)
	$(22,257)	$(21,651)	$(107,029)	$14,597
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,572	108,047	108,470	107,970
Effect of dilutive shares from stock options and restricted stock	—	—	—	553
Denominator for diluted earnings per share - adjusted weighted-average shares	108,572	108,047	108,470	108,523
Basic earnings per common share:
Income (loss) from continuing operations	$(0.22)	$(0.20)	$(0.99)	$0.18
Income (loss) from discontinued operations	0.01	—	—	(0.04)
Net income (loss)	$(0.21)	$(0.20)	$(0.99)	$0.14
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.22)	$(0.20)	$(0.99)	$0.17
Income (loss) from discontinued operations	0.01	—	—	(0.04)
Net income (loss)	$(0.21)	$(0.20)	$(0.99)	$0.13

We had a net loss for the three and nine months ended June 30, 2017.  Accordingly, our diluted earnings per share calculation for the three and nine months ended June 30, 2017 was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	1,332	3,409	1,034	1,861
Weighted-average price per share	$70.82	$51.94	$73.84	$63.70

5.Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
June 30, 2017	$38,473	$27,067	$(2,160)	$63,380
September 30, 2016	$38,473	$33,051	$—	$71,524

On an ongoing basis we evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  One of our securities, Atwood Oceanics, Inc. (“Atwood”), was in an unrealized loss position for less than 30 days at June 30, 2017.  During the quarter, Ensco plc (“Ensco”) announced that it entered into a definitive merger agreement under which Ensco will acquire Atwood in an all-stock transaction. The definitive merger agreement was unanimously approved by each company’s Board of Directors.  Under the terms of the merger agreement, Atwood shareholders will receive 1.60 shares of Ensco for each share of Atwood common stock for a total value of $10.72 per Atwood share based on Ensco’s closing share price of $6.70 on May 26, 2017.  The merger is subject to shareholder approval from both companies (simple majority approval from Ensco shareholders and two-thirds majority approval from Atwood shareholders).  The votes for each respective company are currently pending and do not have an announced date. The transaction is reportedly expected to close as early as the third quarter of calendar year 2017.  Considering the factors above, including whether and when the security will recover in value and based on our ability and intent to hold these investments until the fair value recovers, impairment was not considered other-than-temporary at June 30, 2017.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $13.6 million at June 30, 2017 and $13.4 million at September 30, 2016. The assets are comprised of mutual funds that are measured using Level 1 inputs.

Short-term investments include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Consolidated Condensed Statements of Operations. The securities are recorded at fair value.

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

At June 30, 2017, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets, money market funds we have elected to classify as restricted assets that are included in other current assets and other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At June 30, 2017, Level 2 inputs include U.S. Agency issued debt securities, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs. Also included in level 2 inputs are bank certificate of deposits included in short-term investments or current assets.

Our financial instruments measured using Level 3 inputs consist of potential earnout payments associated with the MOTIVE acquisition during the third quarter of fiscal 2017.  The valuation techniques used for determining the fair value of the potential earnout payments are described further in Note 2.

The following table summarizes our assets and liabilities measured at fair value presented in our Consolidated Condensed Balance Sheet as of June 30, 2017:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificate of deposit	$4,600	$—	$4,600	$—
Corporate and municipal debt securities	13,877	—	13,877	—
U.S. government and federal agency securities	21,417	17,419	3,998	—
Total short-term investments	39,894	17,419	22,475	—

Cash and cash equivalents	572,787	572,787	—	—
Investments	63,380	63,380	—	—
Other current assets	32,917	32,667	250	—
Other assets	6,690	6,690	—	—
Total assets measured at fair value	$715,668	$692,943	$22,725	$—

Liabilities
Contingent earnout liability	$14,509	$—	$—	$14,509

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016
	(in millions)
Carrying value of long-term fixed-rate debt	$492.6	$491.8
Fair value of long-term fixed-rate debt	$527.2	$529.6

The fair value for the $500 million fixed-rate debt was based on broker quotes at June 30, 2017.  The notes are classified within Level 2 as they are not actively traded in markets.

6.Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares in either of the third quarters of fiscal 2017 or fiscal 2016.

Components of accumulated other comprehensive income (loss) were as follows:

	June 30,	September 30,
	2017	2016
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$24,907	$33,051
Unrealized actuarial loss	(32,387)	(34,112)
	$(7,480)	$(1,061)
After-tax amounts:
Unrealized appreciation on securities	$15,905	$20,899
Unrealized actuarial loss	(20,006)	(21,103)
	$(4,101)	$(204)

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the three and nine months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at April 1, 2017	$22,804	$(20,371)	$2,433
Other comprehensive loss before reclassifications	(6,899)	—	(6,899)
Amounts reclassified from accumulated other comprehensive income	—	365	365
Net current-period other comprehensive income (loss)	(6,899)	365	(6,534)
Balance June 30, 2017	$15,905	$(20,006)	$(4,101)

	Nine Months Ended June 30, 2017
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at October 1, 2016	$20,899	$(21,103)	$(204)
Other comprehensive loss before reclassifications	(4,994)	—	(4,994)
Amounts reclassified from accumulated other comprehensive income	—	1,097	1,097
Net current-period other comprehensive income (loss)	(4,994)	1,097	(3,897)
Balance June 30, 2017	$15,905	$(20,006)	$(4,101)

The following provides detail about accumulated other comprehensive income components which were reclassified to the Condensed Consolidated Statements of Operations:

	Amount		Amount
	Reclassified from		Reclassified from
	Accumulated Other		Accumulated Other
	Comprehensive		Comprehensive
	Income (Loss)		Income (Loss)
	Three Months Ended		Nine Months Ended
Details About Accumulated Other	June 30,		June 30,		Affected Line Item in the
Comprehensive Income (Loss) Components	2017	2016	2017	2016	Consolidated Statement of Operations
	(in thousands)		(in thousands)
Defined Benefit Pension Items
Amortization of net actuarial loss	$574	$493	$1,724	$1,479	General and administrative
	(209)	(179)	(627)	(539)	Income tax provision
Total reclassifications for the period	$365	$314	$1,097	$940	Net of tax

7.Cash Dividends

The $0.70 per share cash dividend declared March 1, 2017, was paid June 1, 2017.  On June 7, 2017, a cash dividend of $0.70 per share was declared for shareholders of record on August 18, 2017, payable September 1, 2017. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheets.

8.Stock-Based Compensation

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date. Awards outstanding in the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (the "2010 Plan") remain subject to the terms and conditions of those plans. As of June 30, 2017, there were 396,007 non-qualified stock options and 292,112 shares of restricted stock awards granted under the 2016 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,934	$1,722	$5,455	$7,048
Restricted stock	4,834	3,952	13,792	12,613
	$6,768	$5,674	$19,247	$19,661

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2017 and 2016:

	2017	2016
Risk-free interest rate	2.0%	1.8%
Expected stock volatility	38.9%	37.6%
Dividend yield	3.7%	4.6%
Expected term (in years)	5.5	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three and nine months ended June 30, 2017 is presented in the following tables:

	Three Months Ended June 30, 2017
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in millions)
Outstanding at April 1, 2017	3,293	$55.90	—	—
Granted	62	53.11	—	—
Exercised	(15)	35.11	—	—
Forfeited/Expired	—	—	—	$—
Outstanding at June 30, 2017	3,340	$55.93	5.8	$19.7
Vested and expected to vest at June 30, 2017	3,286	$55.71	5.7	$19.7
Exercisable at June 30, 2017	2,229	$50.31	4.4	$19.6

	Nine Months Ended
	June 30, 2017
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at October 1, 2016	3,312	$51.74
Granted	396	76.61
Exercised	(355)	39.38
Forfeited/Expired	(13)	70.37
Outstanding at June 30, 2017	3,340	$55.93

The weighted-average fair value of options granted in the first, second and third quarters of fiscal 2017 was $22.42,  $17.55 and $10.81, respectively.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2017 was $0.3 million and $12.0 million, respectively.

As of June 30, 2017, the unrecognized compensation cost related to stock options was $8.6 million which is expected to be recognized over a weighted-average period of 2.4 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2016 Plan is determined based on the closing price of our shares on the grant date.  As of June 30, 2017, there was $26.3 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of our restricted stock awards as of June 30, 2017 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2017
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Unvested at October 1,	648	$64.24
Granted	292	78.69
Vested (1)	(271)	63.81
Forfeited	(9)	67.79
Unvested on June 30, 2017	660	$70.76

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.Debt

At June 30, 2017 and September 30, 2016, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	September 30,	June 30,	September 30,
	2017	2016	2017	2016
	(in thousands)
Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	$500,000	$500,000	$(7,363)	$(8,153)
	500,000	500,000	(7,363)	(8,153)
Less long-term debt due within one year	—	—	—	—
Long-term debt	$500,000	$500,000	$(7,363)	$(8,153)

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

We have a $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The credit facility has $75 million available to use as letters of credit. The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum. Based on our debt to total capitalization on June 30, 2017, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent. The credit facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality including a limitation that priority debt (as defined in the agreement) may not exceed 17.5% of the net worth of the Company.  As of June 30, 2017, there were no borrowings, but there were three letters of credit outstanding in the amount of $38.8 million.  At June 30, 2017, we had $261.2 million available to borrow under our $300 million unsecured credit facility.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2017, we were in compliance with all debt covenants.

10.Income Taxes

Our effective tax rate for the first nine months of fiscal 2017 and 2016 was 32.3 percent and 62.9 percent, respectively. Our effective tax rate for the third quarter ending June 30, 2017 and 2016 was 31.2 percent and -15.5 percent, respectively.  Effective tax rates differ from the U.S. federal statutory rate of 35.0 percent primarily due to state and foreign income taxes and the tax benefit from the Internal Revenue Code Section 199 deduction for domestic production activities.  The effective tax rate for the nine months ended June 30, 2016 was also impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on results of operations or financial position.

11.Commitments and Contingencies

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At June 30, 2017, we had purchase commitments for equipment, parts and supplies of approximately $59.7 million.

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

12.Segment Information

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

Summarized financial information of our reportable segments for the nine months ended June 30, 2017 and 2016 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2017
Contract Drilling
U.S. Land	$1,000,119	$—	$1,000,119	$(90,718)
Offshore	103,758	—	103,758	19,152
International Land	157,863	—	157,863	(5,225)
	1,261,740	—	1,261,740	(76,791)
Other	10,697	638	11,335	(5,752)
	1,272,437	638	1,273,075	(82,543)
Eliminations	—	(638)	(638)	—
Total	$1,272,437	$—	$1,272,437	$(82,543)

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2016
Contract Drilling
U.S. Land	$1,004,116	$—	$1,004,116	$143,855
Offshore	106,697	—	106,697	13,105
International Land	171,529	—	171,529	(13,924)
	1,282,342	—	1,282,342	143,036
Other	10,182	635	10,817	(4,839)
	1,292,524	635	1,293,159	138,197
Eliminations	—	(635)	(635)	—
Total	$1,292,524	$—	$1,292,524	$138,197

Summarized financial information of our reportable segments for the three months ended June 30, 2017 and 2016 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2017
Contract Drilling
U.S. Land	$405,516	$—	$405,516	$(7,980)
Offshore	33,711	—	33,711	6,456
International Land	55,075	—	55,075	4,927
	494,302	—	494,302	3,403
Other	4,262	222	4,484	(2,569)
	498,564	222	498,786	834
Eliminations	—	(222)	(222)	—
Total	$498,564	$—	$498,564	$834

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2016
Contract Drilling
U.S. Land	$285,028	$—	$285,028	$25,802
Offshore	30,492	—	30,492	2,084
International Land	47,983	—	47,983	(4,991)
	363,503	—	363,503	22,895
Other	2,983	206	3,189	(2,186)
	366,486	206	366,692	20,709
Eliminations	—	(206)	(206)	—
Total	$366,486	$—	$366,486	$20,709

The following table reconciles segment operating income per the table above to income from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2017	2016	2017	2016
	(in thousands)

Segment operating income (loss)	$834	$20,709	$(82,543)	$138,197
Income from asset sales	1,862	547	17,593	7,820
Corporate general and administrative costs and corporate depreciation	(30,724)	(34,512)	(77,914)	(78,982)
Operating income (loss)	(28,028)	(13,256)	(142,864)	67,035
Other income (expense)
Interest and dividend income	1,700	778	4,028	2,310
Interest expense	(6,364)	(6,407)	(17,503)	(16,652)
Other	(911)	534	(350)	926
Total unallocated amounts	(5,575)	(5,095)	(13,825)	(13,416)
Income (loss) from continuing operations before income taxes	$(33,603)	$(18,351)	$(156,689)	$53,619

The following table presents total assets by reportable segment:

	June 30,	September 30,
	2017	2016
	(in thousands)

Total assets
U.S. Land	$4,974,364	$5,005,299
Offshore	98,568	105,152
International Land	417,241	487,181
Other	134,804	36,141
	5,624,977	5,633,773
Investments and corporate operations	888,907	1,198,182
Total assets from continued operations	6,513,884	6,831,955
Discontinued operations	7	64
	$6,513,891	$6,832,019

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)

Operating Revenues
United States	$443,489	$318,059	$1,114,574	$1,113,542
Argentina	43,167	33,208	114,516	118,365
Colombia	9,356	3,831	27,579	15,176
Ecuador	3	481	5	4,948
Other Foreign	2,549	10,907	15,763	40,493
Total	$498,564	$366,486	$1,272,437	$1,292,524

13.Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2017 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)

Interest cost	$975	$1,116	$2,925	$3,347
Expected return on plan assets	(1,298)	(1,490)	(3,896)	(4,470)
Recognized net actuarial loss	574	493	1,724	1,479
Settlement	1,411	1,889	1,411	3,343
Net pension expense	$1,662	$2,008	$2,164	$3,699

We record settlement expense when benefit payments exceed the total annual service and interest costs.

Employer Contributions

We did not contribute to the Pension Plan during the nine months ended June 30, 2017. We could make contributions for the remainder of fiscal 2017 to fund distributions in lieu of liquidating assets.

14.Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Nine Months Ended
	June 30,
	2017	2016
	(in thousands)

Capital expenditures incurred	$315,735	$198,606
Additions incurred prior year but paid for in current year	9,465	25,344
Additions incurred but not paid for as of the end of the period	(24,925)	(4,401)
Capital expenditures per Consolidated Statements of Cash Flows	$300,275	$219,549

15.International Risk Factors

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $9.4 million for the nine months ended June 30, 2016.  Subsequent to the sharp devaluation, the Argentine peso significantly stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  For the nine months ended June 30, 2017, we experienced aggregate foreign currency losses of $3.3 million. However, in the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.  In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2017, approximately 12.4 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the nine months ended June 30, 2017, approximately 90.0 percent of operating revenues from international locations were from operations in South America.  Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

16.Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 mandates a modified retrospective transition method. We expect to adopt this new lease guidance utilizing the modified retrospective method of adoption in the first quarter of fiscal 2019 concurrently with ASU 2014-09.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This standard is effective for public business entities for annual periods or any interim periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted.  We do not expect the new guidance to have a material impact on its financial condition or results of operation.

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

17.Guarantor and Non-Guarantor Financial Information

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

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$439,227	$59,355	$(18)	$498,564
Operating costs and other	3,364	463,220	60,224	(216)	526,592

Operating loss from continuing operations	(3,364)	(23,993)	(869)	198	(28,028)

Other income (expense), net	(4)	2,052	(1,061)	(198)	789
Interest expense	(87)	(5,294)	(983)	—	(6,364)
Equity in net income (loss) of subsidiaries	(19,510)	(85)	—	19,595	—
Loss from continuing operations before income taxes	(22,965)	(27,320)	(2,913)	19,595	(33,603)

Income tax provision	(1,166)	(7,360)	(1,952)	—	(10,478)
Loss from continuing operations	(21,799)	(19,960)	(961)	19,595	(23,125)

Loss from discontinued operations before income taxes	—	—	3,223	—	3,223
Income tax provision	—	—	1,897	—	1,897
Loss from discontinued operations	—	—	1,326	—	1,326

Net income (loss)	$(21,799)	$(19,960)	$365	$19,595	$(21,799)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(21,799)	$(19,960)	$365	$19,595	$(21,799)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(6,899)	—	—	(6,899)
Minimum pension liability adjustments, net	104	261	—	—	365
Other comprehensive income (loss)	104	(6,638)	—	—	(6,534)
Comprehensive income (loss)	$(21,695)	$(26,598)	$365	$19,595	$(28,333)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$315,077	$51,429	$(20)	$366,486
Operating costs and other	3,712	314,620	61,700	(290)	379,742

Operating income (loss) from continuing operations	(3,712)	457	(10,271)	270	(13,256)

Other income, net	16	1,290	276	(270)	1,312
Interest expense	(62)	(5,597)	(748)	—	(6,407)
Equity in net loss of subsidiaries	(18,572)	(7,796)	—	26,368	—
Loss from continuing operations before income taxes	(22,330)	(11,646)	(10,743)	26,368	(18,351)

Income tax provision	(1,130)	7,230	(3,258)	—	2,842
Loss from continuing operations	(21,200)	(18,876)	(7,485)	26,368	(21,193)

Income from discontinued operations before income taxes	—	—	2,193	—	2,193
Income tax provision	—	—	2,200	—	2,200
Loss from discontinued operations	—	—	(7)	—	(7)

Net loss	$(21,200)	$(18,876)	$(7,492)	$26,368	$(21,200)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net loss	$(21,200)	$(18,876)	$(7,492)	$26,368	$(21,200)
Other comprehensive income, net of income taxes:
Unrealized depreciation on securities, net	—	9,744	—	—	9,744
Minimum pension liability adjustments, net	107	207	—	—	314
Other comprehensive income	107	9,951	—	—	10,058
Comprehensive loss	$(21,093)	$(8,925)	$(7,492)	$26,368	$(11,142)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,103,877	$168,611	$(51)	$1,272,437
Operating costs and other	10,124	1,218,266	187,588	(677)	1,415,301

Operating loss from continuing operations	(10,124)	(114,389)	(18,977)	626	(142,864)

Other income, net	(3)	4,885	(578)	(626)	3,678
Interest expense	(260)	(15,151)	(2,092)	—	(17,503)
Equity in net loss of subsidiaries	(99,179)	(10,874)	—	110,053	—
Loss from continuing operations before income taxes	(109,566)	(135,529)	(21,647)	110,053	(156,689)

Income tax provision	(3,886)	(37,320)	(9,331)	—	(50,537)
Loss from continuing operations	(105,680)	(98,209)	(12,316)	110,053	(106,152)

Loss from discontinued operations before income taxes	—	—	2,705	—	2,705
Income tax provision	—	—	2,233	—	2,233
Loss from discontinued operations	—	—	472	—	472

Net loss	$(105,680)	$(98,209)	$(11,844)	$110,053	$(105,680)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(105,680)	$(98,209)	$(11,844)	$110,053	$(105,680)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(4,994)	—	—	(4,994)
Minimum pension liability adjustments, net	316	781	—	—	1,097
Other comprehensive income (loss)	316	(4,213)	—	—	(3,897)
Comprehensive loss	$(105,364)	$(102,422)	$(11,844)	$110,053	$(109,577)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,103,361	$189,216	$(53)	$1,292,524
Operating costs and other	9,573	1,003,369	213,640	(1,093)	1,225,489

Operating income (loss) from continuing operations	(9,573)	99,992	(24,424)	1,040	67,035

Other income (expense), net	(235)	2,680	1,831	(1,040)	3,236
Interest expense	(186)	(15,587)	(879)	—	(16,652)
Equity in net income (loss) of subsidiaries	22,042	(23,811)	—	1,769	—
Income (loss) from continuing operations before income taxes	12,048	63,274	(23,472)	1,769	53,619

Income tax provision	(3,959)	42,114	(4,415)	—	33,740
Income (loss) from continuing operations	16,007	21,160	(19,057)	1,769	19,879

Income from discontinued operations before income taxes	—	—	2,241	—	2,241
Income tax provision	—	—	6,113	—	6,113
Loss from discontinued operations	—	—	(3,872)	—	(3,872)

Net income (loss)	$16,007	$21,160	$(22,929)	$1,769	$16,007

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$16,007	$21,160	$(22,929)	$1,769	$16,007
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(2,719)	—	—	(2,719)
Minimum pension liability adjustments, net	322	618	—	—	940
Other comprehensive income (loss)	322	(2,101)	—	—	(1,779)
Comprehensive income (loss)	$16,329	$19,059	$(22,929)	$1,769	$14,228

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,141)	$559,945	$13,983	$—	$572,787
Short-term investments	—	39,894	—	—	39,894
Accounts receivable, net of reserve	2,095	380,873	57,909	(5)	440,872
Inventories	—	103,066	35,337	—	138,403
Prepaid expenses and other	14,701	7,159	66,820	(30,255)	58,425
Current assets of discontinued operations	—	—	7	—	7
Total current assets	15,655	1,090,937	174,056	(30,260)	1,250,388

Investments	13,606	63,380	—	—	76,986
Property, plant and equipment, net	51,118	4,658,226	353,570	—	5,062,914
Intercompany	90,685	1,736,767	269,194	(2,096,646)	—
Goodwill	—	—	51,967	—	51,967
Intangible assets, net of amortization	—	—	51,569	—	51,569
Other assets	4,992	5,577	9,498	—	20,067
Investment in subsidiaries	5,480,782	197,768	—	(5,678,550)	—

Total assets	$5,656,838	$7,752,655	$909,854	$(7,805,456)	$6,513,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,333	$52,929	$3,944	$—	$137,206
Accrued liabilities	26,104	172,480	28,319	(30,260)	196,643
Current liabilities of discontinued operations	—	—	80	—	80
Total current liabilities	106,437	225,409	32,343	(30,260)	333,929

Noncurrent liabilities:
Long-term debt	—	492,637	—	—	492,637
Deferred income taxes	(9,099)	1,272,699	61,650	—	1,325,250
Intercompany	1,284,237	255,190	557,119	(2,096,546)	—
Other	25,359	41,849	41,738	—	108,946
Noncurrent liabilities of discontinued operations	—	—	3,225	—	3,225
Total noncurrent liabilities	1,300,497	2,062,375	663,732	(2,096,546)	1,930,058

Shareholders’ equity:
Common stock	11,190	100	—	(100)	11,190
Additional paid-in capital	478,231	51,993	967	(52,960)	478,231
Retained earnings	3,954,705	5,411,898	212,812	(5,624,710)	3,954,705
Accumulated other comprehensive income	(4,101)	880	—	(880)	(4,101)
Treasury stock, at cost	(190,121)	—	—	—	(190,121)
Total shareholders’ equity	4,249,904	5,464,871	213,779	(5,678,650)	4,249,904

Total liabilities and shareholders’ equity	$5,656,838	$7,752,655	$909,854	$(7,805,456)	$6,513,891

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(955)	$899,028	$7,488	$—	$905,561
Short-term investments	—	44,148	—	—	44,148
Accounts receivable, net of reserve	2	325,325	51,121	(1,279)	375,169
Inventories	—	87,946	36,379	—	124,325
Prepaid expenses and other	6,928	20,625	71,753	(21,239)	78,067
Assets held for sale	—	18,471	26,881	—	45,352
Current assets of discontinued operations	—	—	64	—	64
Total current assets	5,975	1,395,543	193,686	(22,518)	1,572,686

Investments	13,431	71,524	—	—	84,955
Property, plant and equipment, net	59,173	4,716,736	368,824	—	5,144,733
Intercompany	16,147	1,399,323	260,939	(1,676,409)	—
Goodwill	—	—	4,718	—	4,718
Intangible assets, net of amortization	—	—	919	—	919
Other assets	233	267	23,508	—	24,008
Investment in subsidiaries	5,579,713	208,118	—	(5,787,831)	—
Total assets	$5,674,672	$7,791,511	$852,594	$(7,486,758)	$6,832,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,000	$10,868	$5,828	$(1,274)	$95,422
Accrued liabilities	1,822	176,985	35,598	20,234	234,639
Current liabilities of discontinued operations	—	—	59	—	59
Total current liabilities	81,822	187,853	41,485	18,960	330,120

Noncurrent liabilities:
Long-term debt	—	491,847	—	—	491,847
Deferred income taxes	(5,930)	1,303,324	45,062	—	1,342,456
Intercompany	1,016,673	209,276	491,838	(1,717,787)	—
Other	21,182	36,379	45,220	—	102,781
Noncurrent liabilities of discontinued operations	—	—	3,890	—	3,890
Total noncurrent liabilities	1,031,925	2,040,826	586,010	(1,717,787)	1,940,974

Shareholders’ equity:
Common stock	11,140	100	—	(100)	11,140
Additional paid-in capital	448,452	47,533	549	(48,082)	448,452
Retained earnings	4,289,807	5,510,105	224,550	(5,734,655)	4,289,807
Accumulated other comprehensive income (loss)	(204)	5,094	—	(5,094)	(204)
Treasury stock, at cost	(188,270)	—	—	—	(188,270)
Total shareholders’ equity	4,560,925	5,562,832	225,099	(5,787,931)	4,560,925

Total liabilities and shareholders’ equity	$5,674,672	$7,791,511	$852,594	$(7,486,758)	$6,832,019

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(4,457)	$231,133	$9,458	$—	$236,134

INVESTING ACTIVITIES:
Capital expenditures	(2,344)	(293,946)	(3,985)	—	(300,275)
Purchase of short-term investments	—	(48,958)	—	—	(48,958)
Acquisition of business, net cash received	(70,416)	—	—	—	(70,416)
Proceeds from sale of short-term investments	—	53,150	—	—	53,150
Intercompany transfers	72,760	(72,760)	—	—	—
Proceeds from asset sales	—	17,316	605	—	17,921
Net cash provided by (used in) investing activities	—	(345,198)	(3,380)	—	(348,578)

FINANCING ACTIVITIES:
Intercompany transfers	229,061	(229,061)	—	—	—
Dividends paid	(229,061)	—	—	—	(229,061)
Exercise of stock options, net of tax withholding	10,458	—	—	—	10,458
Tax withholdings related to net share settlements of restricted stock	(5,848)	—	—	—	(5,848)
Excess tax benefit from stock-based compensation	(339)	4,043	417	—	4,121
Net cash provided by (used in) financing activities	4,271	(225,018)	417	—	(220,330)

Net increase (decrease) in cash and cash equivalents	(186)	(339,083)	6,495	—	(332,774)
Cash and cash equivalents, beginning of period	(955)	899,028	7,488	—	905,561
Cash and cash equivalents, end of period	$(1,141)	$559,945	$13,983	$—	$572,787

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,127	$631,371	$(20,088)	$—	$615,410

INVESTING ACTIVITIES:
Capital expenditures	(15,515)	(200,611)	(3,423)	—	(219,549)
Purchase of short-term investments	—	(36,958)	—	—	(36,958)
Proceeds from sale of short-term investments	—	32,681	—	—	32,681
Intercompany transfers	15,515	(15,515)	—	—	—
Proceeds from asset sales	8	10,956	1,840	—	12,804
Net cash provided by (used in) investing activities	8	(209,447)	(1,583)	—	(211,022)

FINANCING ACTIVITIES:
Debt issuance costs	—	(32)	—	—	(32)
Intercompany transfers	224,040	(224,040)	—	—	—
Dividends paid	(224,040)	—	—	—	(224,040)
Exercise of stock options, net of tax withholding	483	—	—	—	483
Tax withholdings related to net share settlements of restricted stock	(3,912)	—	—	—	(3,912)
Excess tax benefit from stock-based compensation	(788)	1,351	198	—	761
Net cash provided by (used in) financing activities	(4,217)	(222,721)	198	—	(226,740)

Net increase (decrease) in cash and cash equivalents	(82)	199,203	(21,473)	—	177,648
Cash and cash equivalents, beginning of period	(838)	693,273	36,949	—	729,384
Cash and cash equivalents, end of period	$(920)	$892,476	$15,476	$—	$907,032

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2017

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

We reported a net loss from continuing operations of $23.1 million ($0.22 loss per diluted share) from operating revenues of $498.6 million for the third quarter ended June 30, 2017 compared with a net loss from continuing operations of $21.2 million ($0.20 loss per diluted share) from operating revenues of $366.5 million for the third quarter of fiscal year 2016.  Including discontinued operations, we recorded a net loss of $21.8 million ($0.21 loss per diluted share) for the three months ended June 30, 2017 compared to a net loss of $21.2 million ($0.20 per diluted share) for the three months ended June 30, 2016.  Income from continuing operations for the third quarter of fiscal 2017 includes approximately $1.3 million ($0.01 per diluted share) of after-tax gains from the sale of assets.  The net loss for the third quarter of fiscal 2016 includes approximately $0.3 million (less than $0.01 per diluted share) of after-tax gains from the sale of assets.

On June 2, 2017, we completed a merger transaction (“MOTIVE Merger”) pursuant to which an unaffiliated drilling technology company, MOTIVE Drilling Technologies, Inc., a Delaware corporation (“MOTIVE”), was merged with and into our wholly owned subsidiary Spring Merger Sub, Inc., a Delaware corporation.  MOTIVE survived the transaction and is now a wholly owned subsidiary of the Company.  At the effective time of the MOTIVE Merger, MOTIVE shareholders received aggregate cash consideration of $74.3 million, net of customary closing adjustments, and may receive up to an additional $25.0 million in potential earnout payments based on future performance.  Transaction costs related to the MOTIVE Merger incurred during the nine months ended June 30, 2017, were $2.8 million and are recorded in the Consolidated Statement of Operations within the general and administrative expense line item.  We recorded revenue of $1.1 million and a net loss of $0.7 million related to the MOTIVE Merger during the three and nine months ended June 30, 2017.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2017 and 2016.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,

	2017	2016
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$405,516	$285,028
Direct operating expenses	277,372	122,694
General and administrative expense	13,347	14,221
Depreciation	122,777	116,061
Asset impairment charge	—	6,250
Segment operating income (loss)	$(7,980)	$25,802
Operating Statistics:
Revenue days	16,577	7,483
Average rig revenue per day	$21,986	$35,474
Average rig expense per day	$14,256	$13,780
Average rig margin per day	$7,730	$21,694
Rig utilization	52%	24%

The U.S. Land segment had an operating loss of $8.0 million for the third quarter of fiscal 2017 compared to operating income of $25.8 million in the same period of fiscal 2016.  Revenues were $405.5 million and $285.0 million in the third quarter of fiscal 2017 and 2016, respectively.  Included in U.S. land revenues for the three months ended June 30, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $41.1 million and $19.6 million, respectively.  Also included in revenue for the three months ended June 30, 2017 is early termination revenue of $5.1 million compared to $80.7 million during the same period of fiscal 2016.

Excluding early termination per day revenue of $310 and $10,790 for the third quarter of fiscal 2017 and 2016, respectively, average rig revenue per day decreased by $3,008 to $21,676.  While our activity has increased year-over-year in response to higher commodity prices, pricing for recently contracted rigs is relatively lower than the previous period and rigs with legacy term contracts at higher dayrates make up a lower proportion of our total activity due to continued contract expirations.

Average expense per day increased $476 to $14,256 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  During the third quarter of fiscal 2017, we incurred start-up expenses related to rigs returning to work during the quarter and for rigs that commenced work in July 2017.  Additionally, during the third quarter of fiscal 2016, we had a higher number of idle rigs contributing to the average rig expense per day, offset by the impact of a higher proportion of our contracted rigs on standby generating revenue days with minimal average daily expense.  Excluding the impact of these factors, rigs working during the third quarter of fiscal 2017 incurred an average rig expense per day similar to rigs working in the third quarter of fiscal 2016.

Depreciation includes abandonments of $7.7 million for the three months ended June 30, 2017.  Upgrades to our rig fleet to meet customer demands for additional capabilities resulted in the abandonment of older rig components.  Excluding abandonments, depreciation decreased $1.0 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.  The decrease is primarily due to lower levels of capital expenditures during fiscal 2017 and 2016 and legacy assets reaching the end of their depreciable life during fiscal 2016 and 2017.

During fiscal 2017, we have experienced an increase in revenue days and utilization as rigs returned to work.  U.S. land rig utilization increased to 52 percent for the third quarter of 2017 compared to 24 percent for the third quarter of fiscal 2016.  U.S. land rig revenue days for the third quarter of fiscal 2017 were 16,577 compared with 7,483 for the same period of fiscal 2016, with an average of 182.2 and 82.2 rigs working, respectively.  We expect rig utilization to increase in the fourth quarter of fiscal 2017 due to rig additions during the third quarter of fiscal 2017.

At June 30, 2017, 190 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 190 contracted rigs, 99 were under fixed term contracts and 91 were working in the spot market.  As of July 27, 2017, 189 rigs were contracted in the segment.  Based on current early termination notices, early termination revenue is expected to be approximately $4.6 million during the fourth fiscal quarter of 2017.

	Three Months Ended June 30,

	2017	2016
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$33,711	$30,492
Direct operating expenses	23,656	24,249
General and administrative expense	969	975
Depreciation	2,630	3,184
Segment operating income	$6,456	$2,084
Operating Statistics:
Revenue days	546	637
Average rig revenue per day	$35,644	$25,568
Average rig expense per day	$24,141	$18,823
Average rig margin per day	$11,503	$6,745
Rig utilization	75%	78%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.2 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively.

Average rig revenue per day and average rig margin per day increased in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to several rigs moving to higher pricing from previous standby or special dayrates.

At the end of June 30, 2017, six of our available eight platform rigs were contracted compared to seven of our available nine rigs being contracted at June 30, 2016.

	Three Months Ended June 30,

	2017	2016
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$55,075	$47,983
Direct operating expenses	35,006	38,230
General and administrative expense	714	772
Depreciation	14,428	13,972
Segment operating income (loss)	$4,927	$(4,991)
Operating Statistics:
Revenue days	1,633	1,274
Average rig revenue per day	$32,708	$34,693
Average rig expense per day	$19,645	$26,156
Average rig margin per day	$13,063	$8,537
Rig utilization	47%	37%

The International Land segment had an operating income of $4.9 million for the third quarter of fiscal 2017 compared to an operating loss of $5.0 million in the same period of fiscal 2016.  Included in International land revenues for the three months ended June 30, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $1.7 million and $3.8 million, respectively.

In December 2016, we received early termination notification for five rigs located in our International Land segment.  During the second quarter of fiscal 2017, the early termination notification was withdrawn.  The customer has successfully assigned the contracts to other operators.  Two of the rigs began drilling in the third quarter.  The remaining three are expected to begin drilling in the fourth quarter of fiscal 2017.  Average rig margin per day increased $4,526 to $13,063 primarily due to retroactive payments related to a prior period for rigs that had been early terminated.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2017 and 2016, we incurred $3.1 million and $2.7 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses decreased $3.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Contributing to the decrease was expense related to an employer match to our 401k/Employee Thrift Plan due to regulatory requirements that was incurred in the third quarter of fiscal 2016.

We had an income tax benefit of $10.5 million in the third quarter of fiscal 2017 compared to income tax expense of $2.8 million in the third quarter of fiscal 2016 and the effective tax rate was 31.2 percent compared to -15.5 percent.  The effective tax rate for the three months ended June 30, 2016 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities. We expect the effective tax rate for the remaining quarter of fiscal 2017 to be between 31 and 32 percent.

Nine Months Ended June 30, 2017 vs. Nine Months Ended June 30, 2016

We reported a net loss of $105.7 million ($0.99 loss per diluted share) from operating revenues of $1.3 billion for the nine months ended June 30, 2017 compared with net income of $16.0 million ($0.13 per diluted share) from operating revenues of $1.3 billion for the first nine months of fiscal year 2016.  The net loss for the first nine months ended June 30, 2017 includes approximately $11.9 million ($0.11 per diluted share) of after-tax gains from the sale of assets.  Net income for the first nine months of fiscal 2016 includes approximately $4.7 million ($0.04 per diluted share) of after-tax gains from the sale of assets.

In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system.  The implementation of this system resulted in a reported loss from discontinued operations of $3.9 million ($0.04 loss per diluted share) for the nine months ended June 30, 2016, all of which corresponds to the Company’s former operations in Venezuela.

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2017 and 2016.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Nine Months Ended June 30,

	2017	2016
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$1,000,119	$1,004,116
Direct operating expenses	686,227	460,119
General and administrative expense	37,562	38,790
Depreciation	367,048	355,102
Asset impairment charge	—	6,250
Segment operating income (loss)	$(90,718)	$143,855
Operating Statistics:
Revenue days	39,527	29,029
Average rig revenue per day	$22,902	$32,251
Average rig expense per day	$14,942	$13,532
Average rig margin per day	$7,960	$18,719
Rig utilization	42%	31%

The U.S. Land segment had an operating loss of $90.7 million for the first nine months of fiscal 2017 compared to operating income of $143.9 million in the same period of fiscal 2016.  Revenues were $1.0 billion in both the first nine months of fiscal 2017 and 2016.  Included in U.S. land revenues for the nine months ended June 30, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $94.9 million and $67.9 million, respectively.  Also included in revenue for the nine months ended June 30, 2017 is early termination revenue of $19.9 million compared to $189.2 million during the same period of fiscal 2016.

Excluding early termination per day revenue of $503 and $6,517 for the first nine months of fiscal 2017 and 2016, respectively, average rig revenue per day decreased by $3,335 to $22,399. Pricing for recently contracted rigs is relatively lower than the previous period and rigs with legacy term contracts at higher dayrates make up a lower proportion of our total activity due to continued contract expirations.

Average expense per day increased $1,410 to $14,942 for the nine months ended June 30, 2017 compared to the same period ended June 30, 2016.  During fiscal 2017, we incurred significant start-up expenses related to rigs returning to work during the year.  Additionally, during the nine months ended June 30, 2016, we had a higher number of idle rigs contributing to the average rig expense per day, offset by the impact of a higher proportion of our contracted rigs on standby generating revenue days with minimal average daily expense.  Excluding the impact of these factors, rigs working during the nine months ended June 30, 2017 incurred an average rig expense per day similar to rigs working in the prior year comparative period.

Depreciation includes abandonments of $26.8 million and $0.7 million for the nine months ended June 30, 2017 and 2016, respectively.  Upgrades to our rig fleet to meet customer demands for additional capabilities resulted in the abandonment of older rig components.  Excluding abandonments, depreciation decreased $20.4 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016.  The decrease is primarily due to lower levels of capital expenditures during fiscal 2017 and 2016 and legacy assets reaching the end of their depreciable life during fiscal

2016 and 2017.  During the nine months ended June 30, 2016, we recorded an asset impairment charge of $6.3 million to reduce the carrying value in used drilling equipment classified as held for sale to their estimated fair values, based on expected sales prices.  The used drilling equipment is from rigs that were decommissioned from service in prior fiscal periods and written down to their estimated recoverable value at the time of decommissioning.

During fiscal 2017, we have experienced an increase in revenue days and utilization as rigs returned to work.  U.S. land rig utilization increased to 42 percent for the first nine months of 2017 compared to 31 percent for the first nine months of fiscal 2016.  U.S. land rig revenue days for the first nine months of fiscal 2017 were 39,527 compared with 29,029 for the same period of fiscal 2016, with an average of 144.8 and 105.9 rigs working, respectively.  We expect rig utilization to increase in the fourth quarter of fiscal 2017 due to rig additions during the third quarter of fiscal 2017.

At June 30, 2017, 190 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 190 contracted rigs, 99 were under fixed term contracts and 91 were working in the spot market.  As of July 27, 2017, 189 rigs were contracted in the segment.  Based on current early termination notices, early termination revenue is expected to be approximately $4.6 million during the fourth fiscal quarter of 2017.

	Nine Months Ended June 30,

	2017	2016
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$103,758	$106,697
Direct operating expenses	72,524	81,607
General and administrative expense	2,787	2,674
Depreciation	9,295	9,311
Segment operating income	$19,152	$13,105
Operating Statistics:
Revenue days	1,785	2,064
Average rig revenue per day	$34,204	$27,086
Average rig expense per day	$23,300	$19,721
Average rig margin per day	$10,904	$7,365
Rig utilization	77%	84%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $15.7 million and $17.7 million for the first nine months ended June 30, 2017 and 2016, respectively.

Average rig revenue per day and average rig margin per day increased in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily due to several rigs moving to higher pricing from previous standby or special dayrates.

At the end of June 30, 2017, six of our available eight platform rigs were contracted compared to seven of our available nine rigs being contracted at June 30, 2016.

	Nine Months Ended June 30,

	2017	2016
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$157,863	$171,529
Direct operating expenses	120,537	140,351
General and administrative expense	2,303	2,377
Depreciation	40,248	42,725
Segment operating loss	$(5,225)	$(13,924)
Operating Statistics:
Revenue days	3,660	3,992
Average rig revenue per day	$41,134	$39,382
Average rig expense per day	$30,328	$29,050
Average rig margin per day	$10,806	$10,332
Rig utilization	35%	38%

The International Land segment had an operating loss of $5.2 million for the first nine months of fiscal 2017 compared to an operating loss of $13.9 million in the same period of fiscal 2016.  Included in International land revenues for the nine months ended June 30, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $7.3 million and $14.3 million, respectively.  Included in revenue for the nine months ended June 30, 2017 is early termination revenue of $4.7 million.

Excluding early termination per day revenue of $1,292 in the first nine months of fiscal 2017, average rig revenue per day increased by $460 to $39,842 primarily due to a rig being on a standby rate during fiscal 2016 compared to a higher working rate in fiscal 2017.  Low oil prices during 2016 and 2017 continue to have a negative effect on customer spending.  During the first nine months of fiscal 2017, an average of 13.4 rigs worked compared to an average of 14.6 rigs in the first nine months of fiscal 2016.

In December 2016, we received early termination notification for five rigs located in our International Land segment.  During the second quarter of fiscal 2017, the early termination notification was withdrawn.  The customer has successfully assigned the contracts to other operators.  Two of the rigs began drilling in the third quarter.  The remaining three are expected to begin drilling in the fourth quarter of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2017 and 2016, we incurred $8.6 million and $7.9 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses decreased $1.7 million for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.  The decrease is primarily due to expense incurred in fiscal 2016 related to an employer match to our 401k/Employee Thrift Plan due to regulatory requirements that was not incurred in fiscal 2017.

We had an income tax benefit of $50.5 million in the first nine months of fiscal 2017 compared to income tax expense of $33.7 million in the first nine months of fiscal 2016 and the effective tax rate was 32.3 percent compared to 62.9 percent.  The effective tax rate for the nine months ended June 30, 2016 was impacted by a December 2015 tax law change which resulted in a reduction of the fiscal 2015 Internal Revenue Code Section 199 deduction for domestic production activities. We expect the effective tax rate for fiscal 2017 to be between 32 and 33 percent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $572.8 million at June 30, 2017 from $905.6 million at September 30, 2016. The following table provides a summary of cash flows:

	Nine Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided (used) by:

Operating activities	$236,134	$615,410
Investing activities	(348,578)	(211,022)
Financing activities	(220,330)	(226,740)
Increase (decrease) in cash and cash equivalents	$(332,774)	$177,648

Operating activities

Cash flows from operating activities were approximately $236.1 million for the nine months ended June 30, 2017 compared to approximately $615.4 million for the same period ended June 30, 2016.  Multiple items contributed to the change, including a net loss in fiscal 2017 compared to net income in 2016, unfavorable changes in the deferred income tax liability, and less favorable net changes in current assets and current liabilities during the nine months ended June 30, 2017 compared to the same period in fiscal 2016.

Investing activities

Capital expenditures during the nine months ended June 30, 2017 were $300.3 million compared to $219.5 million during the nine months ended June 30, 2016.  While there has been a reduction in the number of new rigs built during the comparative periods, there has been significant investment in upgrading existing rigs to meet specification requirements in highest demand in the market.  During the third quarter of fiscal 2017, we paid $70.4 million, net of cash acquired, for MOTIVE Drilling Technology, Inc., a drilling technology company.

Financing activities

Cash used in financing activities for the first nine months of fiscal 2017 was comprised primarily of dividends paid of $229.1 million.

Other Liquidity

Our operating cash requirements, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig upgrade construction program, for fiscal 2017 are expected to be funded through cash and cash provided from operating activities.  Given current market conditions, there can be no assurance that we will generate cash flows.  Our indebtedness totaled $492.6 million at June 30, 2017, however, the debt does not mature until March 19, 2025.  For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from both executed contracts with original terms in excess of one year and binding letters of intent for contracts of similar duration, as of June 30, 2017 and September 30, 2016 was $1.4 billion and $1.8 billion, respectively.  The decrease in backlog at June 30, 2017 from September 30, 2016 is primarily due to the revenue earned since September 30, 2016.  Approximately 84.0 percent of the June 30, 2017 backlog is not reasonably expected to be filled in fiscal 2017.  Included in backlog is early termination revenue expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.

The following table sets forth the total backlog by reportable segment as of June 30, 2017 and September 30, 2016, and the percentage of the June 30, 2017 backlog not reasonably expected to be filled in fiscal 2017:

	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2017	2016	Expected to be Filled in Fiscal 2017
	(in billions)
U.S. Land	$0.9	$1.2	81.3%
Offshore	0.1	0.1	76.1%
International	0.4	0.5	90.8%
	$1.4	$1.8

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

Capital Resources

During the nine months ended June 30, 2017, we completed one new FlexRig.  The new FlexRig is working for an exploration and production company under a fixed-term contract, performing drilling services on a daywork contract basis.  During fiscal 2017, we have been upgrading existing rigs to meet customer demands for additional capabilities.

Our capital spending estimate for fiscal 2017 is now estimated to be approximately $400 million, and potentially higher depending on the timing of expenditures related to upgrading opportunities.  This increase from our prior estimate of $350 million is due to more rigs being upgraded than initially anticipated and higher levels of maintenance capital expenditures as a result of more rigs working than previously estimated.  The revised estimate excludes the acquisition of MOTIVE Drilling Technologies, Inc.  Capital expenditures were $300.3 million and $219.5 million for the first nine months of fiscal 2017 and 2016, respectively.

There were no other significant changes in our financial position since September 30, 2016.

MATERIAL COMMITMENTS

Material commitments as reported in our 2016 Annual Report on Form 10-K have not changed significantly at June 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 mandates a modified retrospective transition method. We expect to adopt this new lease guidance utilizing the modified retrospective method of adoption in the first quarter of fiscal 2019 concurrently with ASU 2014-09.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This standard is effective for public business entities for annual periods or any interim periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted.  We do not expect the new guidance to have a material impact on its financial condition or results of operation.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350).  The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU is applicable for public entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance effective June 30, 2017 with no impact on our consolidated financial statements.   Goodwill will be evaluated for impairment each year in our fourth fiscal quarter.

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2014, oil prices reached over $106 per barrel and then began to decline significantly during the second half of 2014 and continued to decline in 2015 closing below $40 per barrel by December 31, 2015.  During early 2016, oil prices dropped below $30 per barrel and many of our customers announced significant reductions in their 2016 capital spending budgets.  The severe decline in oil prices led to a significant decline in our active rig fleet.  For example, at March 31, 2015, 179 out of an available 332 land rigs were contracted in the U.S. Land segment.  In contrast, at June 30, 2016, 89 out of an available 348 land rigs were contracted in the U.S. Land segment.  However, during the second half of 2016, oil prices increased (but remained below $55 per barrel), the U.S. land active rig count increased and our customers began increasing their drilling budgets.  Due to the gradual rebound in oil prices in calendar 2016 as noted

above, we had 190 out of an available 350 land rigs contracted in the U.S. Land segment at June 30, 2017.  At July 27, 2017, 189 rigs were contracted in the U.S. Land segment.  In the event oil prices drop again and remain depressed for a sustained period, our U.S. Land, International Land and Offshore segments may again experience significant declines in both drilling activity and spot dayrate pricing which could have a material adverse effect on our business, financial condition and results of operations.

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $9.4 million for the nine months ended June 30, 2016.  Subsequent to the sharp devaluation, the Argentine peso significantly stabilized and the Argentine Foreign Exchange Market controls now places fewer restrictions on repatriating U.S. dollars.  For the nine months ended June 30, 2017, we experienced aggregate foreign currency losses of $3.3 million. However, in the future, other contracts or applicable law may require payments to be made in foreign currencies.  As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate contract provisions designed to mitigate such risks.  In the event of future payments in foreign currencies and an inability to timely exchange foreign currencies for U.S. dollars, we may incur currency devaluation losses which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2017, approximately 12.4 percent of our consolidated operating revenues were generated from the international contract drilling business. During the nine months ended June 30, 2017, approximately 90.0 percent of the international operating revenues were from operations in South America. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2016.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2017, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the nine months ended June 30, 2017, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 22, 2017 between Helmerich & Payne, Inc., MOTIVE Drilling Technologies, Inc., Spring Merger Sub, Inc., and Shareholder Representative Services LLC.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2017, filed on August 4, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 4, 2017	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	August 4, 2017	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 22, 2017 between Helmerich & Payne, Inc., MOTIVE Drilling Technologies, Inc., Spring Merger Sub, Inc., and Shareholder Representative Services LLC.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2017, filed on August 4, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.