Form 10-Q
period 2017-12-31
Helmerich & Payne, Inc.
filed 2018-02-02
CIK 46765

Icmai

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 31, 2018
Common Stock, $0.10 par value	108,866,812

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	December 31,	September 30,
	2017	2017
	(in thousands)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$383,664	$521,375
Short-term investments	42,541	44,491
Accounts receivable, less reserve of $5,666 at December 31, 2017 and $5,721 at September 30, 2017	535,271	477,074
Inventories	139,066	137,204
Prepaid expenses and other	65,802	55,120
Current assets of discontinued operations	2	3
Total current assets	1,166,346	1,235,267
NONCURRENT ASSETS:
Investments	83,943	84,026
Net property, plant and equipment, at cost:	4,950,400	5,001,051
Goodwill	69,347	51,705
Intangible assets, net of amortization	78,636	50,785
Other assets	13,424	17,154
Total noncurrent assets	5,195,750	5,204,721

TOTAL ASSETS	$6,362,096	$6,439,988

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$126,936	$135,628
Accrued liabilities	228,732	208,683
Current liabilities of discontinued operations	94	74
Total current liabilities	355,762	344,385
NONCURRENT LIABILITIES:
Long-term debt less unamortized discount and debt issuance costs	493,168	492,902
Deferred income taxes	830,494	1,332,689
Other	87,852	101,409
Noncurrent liabilities of discontinued operations	4,470	4,012
Total noncurrent liabilities	1,415,984	1,931,012
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, 160,000,000 shares authorized,112,008,961 shares and 111,956,875 shares issued as of December 31, 2017 and September 30, 2017 respectively and 108,845,327 shares and 108,604,047 shares outstanding as of December 31, 2017 and September 30, 2017 respectively	11,201	11,196
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	479,914	487,248
Retained earnings	4,278,326	3,855,686
Accumulated other comprehensive income	2,039	2,300
	4,771,480	4,356,430
Treasury stock, at cost	(181,130)	(191,839)
Total shareholders’ equity	4,590,350	4,164,591
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,362,096	$6,439,988

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016

Operating revenues
Drilling - U.S. Land	$461,640	$263,636
Drilling - Offshore	33,366	33,812
Drilling - International Land	63,214	68,031
Other	5,867	3,111
	564,087	368,590
Operating costs and expenses
Operating costs, excluding depreciation and amortization	373,083	247,679
Depreciation and amortization	143,267	133,847
Research and development	3,234	2,808
General and administrative	46,548	34,262
Income from asset sales	(5,565)	(842)
	560,567	417,754
Operating income (loss) from continuing operations	3,520	(49,164)
Other income (expense)
Interest and dividend income	1,724	990
Interest expense	(5,773)	(5,055)
Other	530	387
	(3,519)	(3,678)
Income (loss) from continuing operations before income taxes	1	(52,842)
Income tax benefit	(500,641)	(18,288)
Income (loss) from continuing operations	500,642	(34,554)
Loss from discontinued operations before income taxes	(519)	(424)
Income tax provision	17	85
Loss from discontinued operations	(536)	(509)
NET INCOME (LOSS)	$500,106	$(35,063)
Basic earnings per common share:
Income (loss) from continuing operations	$4.57	$(0.33)
Loss from discontinued operations	$—	$—
Net income (loss)	$4.57	$(0.33)
Diluted earnings per common share:
Income (loss) from continuing operations	$4.55	$(0.33)
Loss from discontinued operations	$—	$—
Net income (loss)	$4.55	$(0.33)
Weighted average shares outstanding (in thousands):
Basic	108,683	108,276
Diluted	109,095	108,276

Dividends declared per common share	$0.7000	$0.7000

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016

Net income (loss)	$500,106	$(35,063)
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of $0.2 million at December 31, 2017 and ($7.8) million at December 31, 2016	(601)	12,412
Minimum pension liability adjustments, net of income taxes of ($0.1) million at December 31, 2017 and ($0.2) million at December 31, 2016	340	366
Other comprehensive income (loss)	(261)	12,778
Comprehensive income (loss)	$499,845	$(22,285)

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2017	2016
		As Adjusted
OPERATING ACTIVITIES:
Net income (loss)	$500,106	$(35,063)
Adjustment for loss from discontinued operations	536	509
Income (loss) from continuing operations	500,642	(34,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,267	133,847
Amortization of debt discount and debt issuance costs	266	263
Provision for bad debt	53	2,350
Stock-based compensation	7,087	5,901
Income from asset sales	(5,565)	(842)
Deferred income tax benefit	(503,744)	(17,073)
Other	3,799	10
Change in assets and liabilities:
Accounts receivable	(53,778)	46,048
Inventories	(1,862)	(1,721)
Prepaid expenses and other	(8,562)	7,288
Accounts payable	(8,997)	15,883
Accrued liabilities	15,324	(69,733)
Deferred income taxes	1,987	2,550
Other noncurrent liabilities	(17,645)	(15,827)
Net cash provided by operating activities from continuing operations	72,272	74,390
Net cash used in operating activities from discontinued operations	(57)	(19)
Net cash provided by operating activities	72,215	74,371
INVESTING ACTIVITIES:
Capital expenditures	(91,698)	(82,127)
Purchase of short-term investments	(16,183)	(15,025)
Payment for acquisition of business, net of cash acquired	(47,832)	—
Proceeds from sale of short-term investments	18,120	13,900
Proceeds from asset sales	8,749	1,209
Net cash used in investing activities	(128,844)	(82,043)
FINANCING ACTIVITIES:
Dividends paid	(76,503)	(76,176)
Proceeds from stock option exercises	892	10,253
Payments for employee taxes on net settlement of equity awards	(5,471)	(6,073)
Net cash used in financing activities	(81,082)	(71,996)
Net decrease in cash and cash equivalents	(137,711)	(79,668)
Cash and cash equivalents, beginning of period	521,375	905,561
Cash and cash equivalents, end of period	$383,664	$825,893

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2017

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
	(in thousands, except per share amounts)
Balance, September 30, 2017	111,957	$11,196	$487,248	$3,855,686	$2,300	3,353	$(191,839)	$4,164,591
Comprehensive income (loss):
Net income				500,106				500,106
Other comprehensive loss					(261)			(261)
Dividends declared ($0.70 per share)				(76,911)				(76,911)
Exercise of stock options, net of shares withheld for employee taxes	1	—	(3,976)			(61)	3,485	(491)
Cumulative effect of adopting Accounting Standards Update 2016-09			872	(555)				317
Stock issued for vested restricted stock, net of shares withheld for employee taxes	51	5	(11,317)			(128)	7,224	(4,088)
Stock-based compensation			7,087					7,087
Balance, December 31, 2017	112,009	$11,201	$479,914	$4,278,326	$2,039	3,164	$(181,130)	$4,590,350

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2017 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

On October 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense.  The adoption of this ASU could cause volatility in the effective tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity.  Excess tax benefits and deficiencies are recorded within the provision for income taxes within the Consolidated Condensed Statements of Operations on a prospective basis as required by the standard; however, we elected to present changes to the statement of cash flows on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, prior period cash flows from operations for three months ended December 30, 2016 has been adjusted to reflect an increase of $3.7 million, with a corresponding decrease to cash flows used in financing activities, compared to amounts previously reported.  The standard also requires taxes paid for employee withholdings to be presented as a financing activity on the statement of cash flows but this requirement had no impact on our total financing activities as this has been the practice historically.  We also elected to account for forfeitures of awards as they occur, instead of estimating a forfeiture amount. We recorded a  $0.3 million cumulative-effect adjustment to retained earnings for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This update simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  We adopted ASU No. 2015-11 on October 1, 2017 with no impact on our consolidated financial statements.

As more fully described in our 2017 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three months ended December 31, 2017, early termination revenue was approximately $4.3 million compared to approximately $13.5 million for the three months ended December 31, 2016.

Depreciation in the Consolidated Condensed Statements of Operations includes abandonments of $7.3 million for the three months ended December 31, 2017 and $0.8 million for the three months ended December 31, 2016.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Aggregate foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs and totaled losses of $1.5 million and $1.4 million for the three months ended December 31, 2017 and December 31, 2016, respectively.

Goodwill represents the excess of cost over the net amounts assigned to assets acquired and liabilities assumed in business combinations.  Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis, or when indications of potential impairment exist.  All of our goodwill is within our other non-reportable business segment.

Intangible assets with indefinite lives are tested for impairment at least annually in the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the assets may be impaired.  Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  The following is a summary of our finite-lived and indefinite-lived intangible assets other than goodwill at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Finite-lived intangible asset:
Developed technology	$70,000	$1,983	$51,000	$1,134
Trade name	5,700	—	—	—
Customer relationships	4,000	—	—	—
	$79,700	$1,983	$51,000	$1,134

Indefinite-lived intangible asset:
Trademark	$919		$919

Amortization expense was $0.8 million for the three months ended December 31, 2017 and is estimated to be approximately $5.3 million for fiscal 2018.  Estimated intangible amortization is estimated to be approximately $5.8 million for fiscal years 2019-2022 and approximately $5.1 million for fiscal 2023.

2.Business Combinations

On December 8, 2017, we completed an acquisition (“MagVAR Acquisition”) of an unaffiliated company, Magnetic Variation Services, LLC (“MagVAR”), which is now a wholly owned subsidiary of the Company.  The operations for MagVAR are included with all other non-reportable business segments.  At the effective time of the MagVAR Acquisition, MagVAR shareholders received aggregate cash consideration of $47.8 million, net of customary closing adjustments, and certain management members received restricted stock awards covering 213,904 shares of Helmerich & Payne, Inc. common stock.  The grant date fair value of the restricted stock will be amortized to expense over the three year vesting period.  At closing, $6.0 million of the cash consideration was placed in escrow, to be released to the seller twelve months after the acquisition closing date.  The amount placed in escrow is classified as restricted cash and is included in prepaid expenses and other in the Consolidated Condensed Balance Sheet at December 31, 2017.  Transaction costs related to the MagVAR Acquisition incurred during the three months ended December 31, 2017 were approximately $0.5 million and are recorded in the Consolidated Condensed

Statements of Operations within general and administrative expense.  We recorded revenue of $0.6 million and a net loss of $0.1 million related to MagVAR during the three months ended December 31, 2017.

Through comprehensive 3D geomagnetic reference modeling, MagVAR provides measurement while drilling (“MWD”) survey corrections by identifying and quantifying MWD tool measurement errors in real-time, greatly improving directional drilling performance and wellbore placement.  MagVAR technology has been successfully deployed in both onshore and offshore fields in North America, South America, Europe, Africa, Australia and Asia.

The MagVAR Acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The following table summarizes the purchase price and the preliminary allocation of the fair values of assets acquired and liabilities assumed and separately identifiable intangible assets at the acquisition date (in thousands):

Purchase Price
Consideration given
Cash consideration	$48,485

Allocation of Purchase Price
Fair value of assets acquired
Current assets	$2,304
Property, plant and equipment	13
Intangible assets	28,700
Goodwill	17,642

Total assets acquired	$48,659

Fair value of liabilities assumed
Current liabilities	$174

Fair value of total assets and liabilities acquired	$48,485

Intangible assets acquired consist of developed technology, a trade name and customer relationships.  The intangible assets will be amortized under a straight-line method over their estimated useful lives ranging from 5 to 20 years.

The methodologies used in valuing the intangible assets include the multi-period excess earnings method for developed technology, the with and without method for customer relationships and the relief-from-royalty method for the trade name.  The values assigned to the assets acquired and liabilities assumed are based on preliminary calculations and valuations of fair value and may be adjusted during the measurement period as we obtain additional information for those estimates.  Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.  As of December 31, 2017, the primary area that is not yet finalized includes the fair values of intangible assets and their estimated useful lives.

The excess of the purchase price over the total net identifiable assets has been recorded as goodwill.  Factors comprising goodwill includes the synergies expected from the expanded service capabilities as well as the value of the assembled workforce.  The goodwill is reported in the Other segment and will not be allocated to any other reporting unit.  The goodwill is not subject to amortization, but will be evaluated at least annually for impairment, or more frequently if impairment indicators are present.  The intangible assets and goodwill will be amortized straight line over 15 years for income tax purposes.

The following unaudited pro forma combined financial information is provided for the three months ended December 31, 2017 and 2016, as though the MagVAR Acquisition had been completed as of October 1, 2016.  These pro forma combined results of operations have been prepared by adjusting our historical results to include the historical results of MagVAR and reflect pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including application of an appropriate income tax to MagVAR pre-tax loss.  Additionally, pro forma earnings for the three months ended December 31, 2017 were adjusted to exclude $0.4 million of after-tax transaction costs.  The unaudited pro forma combined financial information is provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  Future results may vary significantly from the results reflected in this pro forma financial information.

	Pro Forma (unaudited)
	Three Months Ended December 31,
	2017	2016
	(in thousands)

Revenues	$567,775	$370,699
Net income (loss)	$499,906	$(34,889)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$500,642	$(34,554)
Loss from discontinued operations	(536)	(509)
Net income (loss)	500,106	(35,063)
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(3,537)	(446)
Numerator for basic earnings per share:
From continuing operations	497,105	(35,000)
From discontinued operations	(536)	(509)
	496,569	(35,509)
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	10	—
Numerator for diluted earnings per share:
From continuing operations	497,115	(35,000)
From discontinued operations	(536)	(509)
	$496,579	$(35,509)
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,683	108,276
Effect of dilutive shares from stock options and restricted stock	412	—
Denominator for diluted earnings per share - adjusted weighted-average shares	109,095	108,276
Basic earnings per common share:
Income (loss) from continuing operations	$4.57	$(0.33)
Loss from discontinued operations	—	—
Net income (loss)	$4.57	$(0.33)
Diluted earnings per common share:
Income (loss) from continuing operations	$4.55	$(0.33)
Loss from discontinued operations	—	—
Net income (loss)	$4.55	$(0.33)

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

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	3,377	555
Weighted-average price per share	$63.47	$80.63

5.Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on market quotes.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
December 31, 2017	$38,473	$30,856	$—	$69,329
September 30, 2017	$38,473	$31,700	$—	$70,173

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

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $14.6 million at December 31, 2017 and $13.9 million at September 30, 2017. The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At December 31, 2017, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds that are classified as restricted assets.  The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion are included in other assets.  Also included is cash denominated in a foreign currency that we have elected to classify as restricted to be used to settle the remaining liabilities of discontinued operations.  For these items, quoted current market prices are readily available.

At December 31, 2017, Level 2 inputs include U.S. Agency issued debt securities, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 inputs consist of potential earnout payments associated with the acquisition of MOTIVE Drilling Technologies, Inc. in fiscal 2017.  The valuation techniques used for determining the fair value of the potential earnout payments use a Monte Carlo simulation which evaluates numerous potential earnings and pay out scenarios.

The following table summarizes our assets and liabilities measured at fair value presented in our Consolidated Condensed Balance Sheet as of December 31, 2017:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Corporate and municipal debt securities	$15,716	$—	$15,716	$—
U.S. government and federal agency securities	26,825	26,825	—	—
Total short-term investments	42,541	26,825	15,716	—
Cash and cash equivalents	383,664	383,664	—	—
Investments	69,329	69,329	—	—
Other current assets	38,226	38,226	—	—
Other assets	6,798	6,798	—	—
Total assets measured at fair value	$540,558	$524,842	$15,716	$—

Liabilities:
Contingent earnout liability	$17,356	$—	$—	$17,356

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2017 and September 30, 2017:

	December 31,	September 30,
	2017	2017
	(in millions)
Carrying value of long-term fixed-rate debt	$493.2	$492.9
Fair value of long-term fixed-rate debt	$527.8	$529.0

The fair value for the $500 million fixed-rate debt was based on broker quotes at December 31, 2017.  The notes are classified within Level 2 as they are not actively traded in markets.

6.Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares in either the first quarter of fiscal 2018 or fiscal 2017.

Components of accumulated other comprehensive income (loss) were as follows:

	December 31,	September 30,
	2017	2017
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$30,856	$31,700
Unrealized actuarial loss	(28,412)	(28,873)
	$2,444	$2,827
After-tax amounts:
Unrealized appreciation on securities	$19,469	$20,070
Unrealized actuarial loss	(17,430)	(17,770)
	$2,039	$2,300

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended December 31, 2017:

	Three Months Ended December 31, 2017
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at September 30, 2017	$20,070	$(17,770)	$2,300
Other comprehensive loss before reclassifications	(601)	—	(601)
Amounts reclassified from accumulated other comprehensive income	—	340	340
Net current-period other comprehensive income (loss)	(601)	340	(261)
Balance at December 31, 2017	$19,469	$(17,430)	$2,039

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statements of Operations:

	Reclassified from
	Accumulated Other
	Comprehensive
	Income (Loss)
	Three Months Ended
Details About Accumulated Other	December 31,		Affected Line Item in the
Comprehensive Income (Loss) Components	2017	2016	Consolidated Statements of Operations
	(in thousands)
Amortization of net actuarial loss on defined benefit pension plan	$461	$575	General and administrative
	(121)	(209)	Income tax provision
Total reclassifications for the period	$340	$366	Net of tax

7.Cash Dividends

The $0.70 per share cash dividend declared September 6, 2017, was paid December 1, 2017.  On December 5, 2017, a cash dividend of $0.70 per share was declared for shareholders of record on February 12, 2018, payable March 1, 2018. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheets.

8.Stock-Based Compensation

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding in the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (the "2010 Plan") remain subject to the terms and conditions of those plans. During the three months ended December 31, 2017, there were 660,002 non-qualified stock options and 403,339 shares of restricted stock awards granted under the 2016 Plan.  An additional 213,904 of restricted stock grants were awarded outside of the 2010 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)
Compensation expense
Stock options	$1,963	$1,652
Restricted stock	5,124	4,249
	$7,087	$5,901

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2017 and 2016:

	2017	2016
Risk-free interest rate	2.2%	2.0%
Expected stock volatility	36.1%	39.4%
Dividend yield	4.8%	3.4%
Expected term (in years)	6.0	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2017 is presented in the following tables:

	Three Months Ended December 31, 2017
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in millions)
Outstanding at October 1, 2017	3,278	$56.41
Granted	660	58.52
Exercised	(183)	35.07
Outstanding at December 31, 2017	3,755	$57.82	6.43	$36.1
Vested and expected to vest at December 31, 2017	3,755	$57.82	6.43	$36.1
Exercisable at December 31, 2017	2,388	$55.15	4.92	$29.2

The weighted-average fair value of options granted in the first quarter of fiscal 2018 and 2017 was $12.94 and $22.42, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2017 and 2016 was $4.1 million and $11.6 million, respectively.

As of December 31, 2017, the unrecognized compensation cost related to stock options was $13.7 million which is expected to be recognized over a weighted-average period of 3.4 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2016 Plan is determined based on the closing price of our shares on the grant date.  As of December 31, 2017, there was $54.2 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the status of our restricted stock awards as of December 31, 2017 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2017
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Unvested at October 1, 2017	659	$70.76
Granted	617	59.39
Vested (1)	(248)	71.06
Forfeited	(1)	69.48
Unvested on December 31, 2017	1,027	$63.72

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.Debt

At December 31, 2017 and September 30, 2017, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,	September 30,	December 31,	September 30,
	2017	2017	2017	2017
	(in thousands)
Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	$500,000	$500,000	$(6,832)	$(7,098)
	500,000	500,000	(6,832)	(7,098)
Less long-term debt due within one year	—	—	—	—
Long-term debt	$500,000	$500,000	$(6,832)	$(7,098)

On March 19, 2015, we issued $500 million of 4.65 percent 10-year unsecured senior notes.  Interest is payable semi-annually on March 15 and September 15.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective interest method.

We have a $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The credit facility has $75 million available to use as letters of credit. The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum. Based on our debt to total capitalization on December 31, 2017, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent. The credit facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality including a limitation that priority debt (as defined in the agreement) may not exceed 17.5% of the net worth of the Company.  As of December 31, 2017, there were no borrowings, but there were three letters of credit outstanding in the amount of $39.3 million.  At December 31, 2017, we had $260.7 million available to borrow under our $300 million unsecured credit facility.

At December 31, 2017, we had a $12 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international operations.  The Company currently has three bonds issued under this line for a total value of $5.6 million.  Two of the bonds are denominated in a foreign currency which rose in value against the dollar increasing the value from September 30, 2017 by $0.2 million.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2017, we were in compliance with all debt covenants.

10.    Income Taxes

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes to the U.S. federal income tax law.  The Act is a comprehensive bill containing several provisions which the Company has been and is still analyzing.

The Act includes a reduction to the federal statutory corporate income tax rate.  Since the Company has a September 30 fiscal year end, the rate reduction will be phased in over two fiscal years.  As such, IRC Section 15 provides the Company will be taxed at a blended 24.5 percent federal statutory income tax rate in fiscal 2018 and then the enacted 21 percent federal income tax rate in subsequent fiscal years.

The Company recorded tax benefits of $500.6 million and $18.3 million for the first three months of fiscal 2018 and 2017, respectively.  The amounts represent effective tax rates of 50,064,100.0 percent and 34.6 percent respectively.  The unusual effective tax rate calculated for the first three months of fiscal 2018 is due to the recording of discrete tax benefits of $500.6 million (of which $500.4 million relates to an estimate of the re-measurement of the Company’s net deferred tax liability as a result of the new corporate income tax rate from the Act).  Other effective tax rate differences from the U.S. federal statutory rate are due to incremental state and foreign income taxes and non-deductible permanent items.

The staff of the U.S. Securities and Exchange Commission (“SEC”) has recognized the complexity of reflecting the impacts of the Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.

At December 31, 2017 we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made reasonable estimates of the effects on our existing deferred tax balances.  In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740.  These items, some of which do not apply until fiscal 2019, include the impact on the deferred taxes of the Company’s foreign operations, the deductibility of certain executive compensation and the related impact to deferred taxes, deductibility of certain employee fringe benefits, and related state income tax adjustments.

Provisional amounts

Deferred tax assets and liabilities: We re-measured certain deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally 21 percent.  However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  Included within our net deferred tax liability are deferred state income tax balances, which are recorded net of federal tax expense.  While many states have not publicly commented on the changes in the Act, we have estimated the value of our state deferred tax balances based upon existing law and related guidance. The provisional benefit recorded to the re-measurement of our net deferred tax liability was $500.4 million.

Foreign tax effects: The Act provides for a one-time transition tax based on total post-1986 earnings and profits (“E&P”) that were previously deferred from US income taxes.  We have estimated no transition tax liability as a result of the Act.  This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets.

At its January 10, 2018 board meeting, the FASB discussed several topics related to income tax accounting for tax reform. One topic was the reclassification of certain tax effects stranded in accumulated other comprehensive income (“AOCI”).  According to FASB guidance, the tax effect of certain temporary differences are required to be reported within AOCI, which we have historically followed.  As a result of the Act and the requirement to re-measure deferred tax assets/liabilities, we recorded approximately $0.3 million of tax benefit from continuing operations for the items which are normally reported as a component of AOCI. As of the date of this report, the FASB has not issued definitive guidance on whether this treatment should change, or which of the alternative proposed methodologies will ultimately be available.  For this reason, we continue to follow official guidance, and will report any potential change in a subsequent reporting period.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on our results of operations or financial position.

11.Commitments and Contingencies

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At December 31, 2017, we had purchase commitments for equipment, parts and supplies of approximately $53.5 million.

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

12.Segment Information

We operate principally in the contract drilling industry. The contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  Our contract drilling business includes the following reportable operating segments: U.S. Land, Offshore and International Land.  Each reportable operating segment is a strategic business unit that is managed separately.  Our primary international areas of operation include Argentina, Bahrain, Colombia, U.A.E. and other South American and Middle Eastern countries.  Other includes additional non-reportable operating segments.  Revenues included in Other consist of rental income as well as technology services provided for the directional drilling process and MWD survey corrections.  Consolidated revenues and expenses reflect the elimination of intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December  31, 2017 and 2016 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2017
Contract Drilling
U.S. Land	$461,640	$—	$461,640	$24,745
Offshore	33,366	—	33,366	8,725
International Land	63,214	—	63,214	3,534
	558,220	—	558,220	37,004
Other	5,867	220	6,087	(7,317)
	564,087	220	564,307	29,687
Eliminations	—	(220)	(220)	—
Total	$564,087	$—	$564,087	$29,687

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
December 31, 2016
Contract Drilling
U.S. Land	$263,636	$—	$263,636	$(30,888)
Offshore	33,812	—	33,812	6,784
International Land	68,031	—	68,031	825
	365,479	—	365,479	(23,279)
Other	3,111	208	3,319	(2,049)
	368,590	208	368,798	(25,328)
Eliminations	—	(208)	(208)	—
Total	$368,590	$—	$368,590	$(25,328)

The following table reconciles segment operating income (loss) per the table above to income (loss) from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)

Segment operating income (loss)	$29,687	$(25,328)
Income from asset sales	5,565	842
Corporate general and administrative costs and corporate depreciation	(31,732)	(24,678)
Operating income (loss)	3,520	(49,164)
Other income (expense)
Interest and dividend income	1,724	990
Interest expense	(5,773)	(5,055)
Other	530	387
Total unallocated amounts	(3,519)	(3,678)
Income (loss) from continuing operations before income taxes	$1	$(52,842)

The following table presents total assets by reportable segment:

	December 31,	September 30,
	2017	2017
	(in thousands)

Total assets
U.S. Land	$4,956,429	$4,967,074
Offshore	103,852	99,533
International Land	421,322	413,392
Other	182,001	133,085
	5,663,604	5,613,084
Investments and corporate operations	698,490	826,901
Total assets from continued operations	6,362,094	6,439,985
Discontinued operations	2	3
	$6,362,096	$6,439,988

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)

Operating Revenues
United States	$500,758	$300,559
Argentina	48,829	48,082
Colombia	11,996	9,371
Other Foreign	2,504	10,578
Total	$564,087	$368,590

13.Pensions and Other Post-retirement Benefits

The following provides information at December 31, 2017 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)

Interest cost	$1,014	$975
Expected return on plan assets	(1,386)	(1,299)
Recognized net actuarial loss	461	575
Net pension expense	$89	$251

Employer Contributions

We did not contribute to the Pension Plan during the three months ended December  31, 2017. We could make contributions for the remainder of fiscal 2018 to fund distributions in lieu of liquidating assets.

14.Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Three Months Ended
	December 31,
	2017	2016
	(in thousands)

Capital expenditures incurred	$96,146	$92,141
Additions incurred in prior year but paid for in current year	20,004	9,465
Additions incurred but not paid for as of the end of the period	(24,452)	(19,479)
Capital expenditures per Consolidated Statements of Cash Flows	$91,698	$82,127

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December  31, 2015.  Subsequent to the devaluation, the Argentine peso stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  These changes have reduced our current foreign currency exchange rate risk in Argentina.  For the three months ended December 31, 2017 and 2016, we experienced aggregate foreign currency losses of $1.5 million and $1.4 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere which could have a material adverse impact on our business, financial condition and results of operations.

Because of the impact of local laws, our future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities.  While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will, in all cases, be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms acceptable to us.

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2017, approximately 11.2 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the three months ended December  31, 2017, approximately 96.2 percent of operating revenues from international locations were from operations in South America.  Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

16.Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance.  Throughout 2016 and in early 2017, additional accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014.  The ASU provides for full retrospective, modified retrospective, or use of the cumulative effect method during the period of adoption.  During 2017, we established an implementation team and began a detailed analysis of our contracts in place during the retrospective period.  The requirements in ASU No. 2014-09 are effective during interim and annual periods beginning after December 15, 2017.  In fiscal 2017, we performed an initial assessment of the impact of ASU No. 2014-09 with the assistance of an outside consultant.  Our assessment was based on a bottoms-up approach, in which we analyzed our existing contracts and current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our contracts.  We are in the process of implementing the appropriate changes to our business processes, systems or controls to support recognition and disclosure under the new standard.  Our findings and progress toward implementation of the standard are periodically reported to management.  Currently, we do not expect the impact of adopting ASU No. 2014-09 to be material to our total net revenues and operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard, thus, revenue associated with the majority of our contracts will continue to be recognized as services are provided.  We will adopt this standard on October 1, 2018 and, based on our evaluation to date, we anticipate using the modified retrospective method; however, we are still in the process of finalizing our documentation and assessment of the impact of the standard on our financial results and related disclosures.  We anticipate additional disclosures in future filings related to our planned adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU No. 2016-02 initially mandated a modified retrospective transition method with an option to use certain practical expedients.  Since a portion of our contract drilling revenue will be subject to this new leasing guidance, we expect to adopt this new lease guidance in the first quarter of fiscal 2019 concurrently with ASU No. 2014-09.  In addition, the Company expects to apply certain transition practical expedients allowed by the standard.  We are in the process of implementing changes to our business processes, systems and controls to support recognition and disclosure under the new standard.  We are also in the process of implementing a lease accounting software to control the lease data.  We have performed a scoping and preliminary assessment of the impact of this new standard.  Our findings and progress toward implementation of the standard are periodically reported to management.  As a lessor, we expect the adoption of this new standard will apply to our drilling contracts.  As a lessee, this standard will primarily impact us in situations where we lease real estate and equipment, for which we will recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet.  In January 2018, the FASB issued a proposed ASU affecting the amendments in ASU No. 2016-02 providing entities with an additional (and optional) transition method of adoption resulting in a cumulative effect adjustment upon adoption.  The amendments in the proposed update would provide lessors with a practical expedient to not separate nonlease components from the related lease components if certain requirements are met.  The Company expects to adopt the new lease guidance utilizing the new proposed transition method of adoption as included in the proposed ASU, if codified.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU No. 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This standard is effective for annual periods or any interim periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted.  We do not expect the new guidance to have a material impact on our financial condition or results of operation.

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

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended December 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$495,006	$69,097	$(16)	$564,087
Operating costs and other	4,178	481,648	74,946	(205)	560,567

Operating income (loss) from continuing operations	(4,178)	13,358	(5,849)	189	3,520

Other income, net	261	1,641	541	(189)	2,254
Interest expense	(28)	(5,700)	(45)	—	(5,773)
Equity in net income of subsidiaries	507,420	21,365	—	(528,785)	—
Income (loss) from continuing operations before income taxes	503,475	30,664	(5,353)	(528,785)	1

Income tax expense (benefit)	3,369	(478,594)	(25,416)	—	(500,641)
Income from continuing operations	500,106	509,258	20,063	(528,785)	500,642

Loss from discontinued operations before income taxes	—	—	(519)	—	(519)
Income tax provision	—	—	17	—	17
Loss from discontinued operations	—	—	(536)	—	(536)

Net income	$500,106	$509,258	$19,527	$(528,785)	$500,106

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended December 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$500,106	$509,258	$19,527	$(528,785)	$500,106
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(601)	—	—	(601)
Minimum pension liability adjustments, net	102	238	—	—	340
Other comprehensive income (loss)	102	(363)	—	—	(261)
Comprehensive income	$500,208	$508,895	$19,527	$(528,785)	$499,845

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended December 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$297,448	$71,159	$(17)	$368,590
Operating costs and expenses	3,460	339,502	75,023	(231)	417,754

Operating loss from continuing operations	(3,460)	(42,054)	(3,864)	214	(49,164)

Other expense, net	—	1,019	572	(214)	1,377
Interest expense	(86)	(4,709)	(260)	—	(5,055)
Equity in net income (loss) of subsidiaries	(32,992)	329	—	32,663	—
Loss from continuing operations before income taxes	(36,538)	(45,415)	(3,552)	32,663	(52,842)

Income tax benefit	(1,475)	(12,550)	(4,263)	—	(18,288)
Income (loss) from continuing operations	(35,063)	(32,865)	711	32,663	(34,554)

Loss from discontinued operations before income taxes	—	—	(424)	—	(424)
Income tax provision	—	—	85	—	85
Loss from discontinued operations	—	—	(509)	—	(509)

Net income (loss)	$(35,063)	$(32,865)	$202	$32,663	$(35,063)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended December 31, 2016
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(35,063)	$(32,865)	$202	$32,663	$(35,063)
Other comprehensive income (loss), net of income taxes:
Unrealized (appreciation) depreciation on securities, net	—	12,412	—	—	12,412
Minimum pension liability adjustments, net	106	260	—	—	366
Other comprehensive income	106	12,672	—	—	12,778
Comprehensive income (loss)	$(34,957)	$(20,193)	$202	$32,663	$(22,285)

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,956)	$376,084	$9,536	$—	$383,664
Short-term investments	—	42,541	—	—	42,541
Accounts receivable, net of reserve	2,601	433,812	98,863	(5)	535,271
Inventories	—	104,497	34,569	—	139,066
Prepaid expenses and other	24,284	6,506	35,265	(253)	65,802
Current assets of discontinued operations	—	—	2	—	2
Total current assets	24,929	963,440	178,235	(258)	1,166,346

Investments	14,614	69,329	—	—	83,943
Property, plant and equipment, net	48,723	4,568,909	332,768	—	4,950,400
Intercompany	140,441	1,912,973	247,626	(2,301,040)	—
Goodwill	—	—	69,347	—	69,347
Intangible assets, net of amortization	—	—	78,636	—	78,636
Other assets	5,058	1,090	7,276	—	13,424
Investment in subsidiaries	5,977,108	204,805	—	(6,181,913)	—

Total assets	$6,210,873	$7,720,546	$913,888	$(8,483,211)	$6,362,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,921	$39,454	$5,561	$—	$126,936
Accrued liabilities	27,437	155,555	45,998	(258)	228,732
Current liabilities of discontinued operations	—	—	94	—	94
Total current liabilities	109,358	195,009	51,653	(258)	355,762

Noncurrent liabilities:
Long-term debt	—	493,168	—	—	493,168
Deferred income taxes	(6,291)	794,862	41,923	—	830,494
Intercompany	1,491,283	235,150	574,507	(2,300,940)	—
Other	26,173	37,975	23,704	—	87,852
Noncurrent liabilities of discontinued operations	—	—	4,470	—	4,470
Total noncurrent liabilities	1,511,165	1,561,155	644,604	(2,300,940)	1,415,984

Shareholders’ equity:
Common stock	11,201	100	—	(100)	11,201
Additional paid-in capital	479,914	52,436	1,040	(53,476)	479,914
Retained earnings	4,278,326	5,905,471	216,591	(6,122,062)	4,278,326
Accumulated other comprehensive income	2,039	6,375	—	(6,375)	2,039
Treasury stock, at cost	(181,130)	—	—	—	(181,130)
Total shareholders’ equity	4,590,350	5,964,382	217,631	(6,182,013)	4,590,350

Total liabilities and shareholders’ equity	$6,210,873	$7,720,546	$913,888	$(8,483,211)	$6,362,096

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(587)	$508,091	$13,871	$—	$521,375
Short-term investments	—	44,491	—	—	44,491
Accounts receivable, net of reserve	766	411,599	64,714	(5)	477,074
Inventories	—	102,470	34,734	—	137,204
Prepaid expenses and other	12,200	6,383	36,979	(442)	55,120
Current assets of discontinued operations	—	—	3	—	3
Total current assets	12,379	1,073,034	150,301	(447)	1,235,267

Investments	13,853	70,173	—	—	84,026
Property, plant and equipment, net	49,851	4,609,144	342,056	—	5,001,051
Intercompany	90,885	1,746,662	248,540	(2,086,087)	—
Goodwill	—	—	51,705	—	51,705
Intangible assets, net of amortization	—	—	50,785	—	50,785
Other assets	4,955	3,839	8,360	—	17,154
Investment in subsidiaries	5,470,050	183,382	—	(5,653,432)	—
Total assets	$5,641,973	$7,686,234	$851,747	$(7,739,966)	$6,439,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,360	$48,679	$4,589	$—	$135,628
Accrued liabilities	26,698	148,491	33,941	(447)	208,683
Current liabilities of discontinued operations	—	—	74	—	74
Total current liabilities	109,058	197,170	38,604	(447)	344,385

Noncurrent liabilities:
Long-term debt	—	492,902	—	—	492,902
Deferred income taxes	(11,201)	1,286,381	57,509	—	1,332,689
Intercompany	1,354,068	210,823	521,096	(2,085,987)	—
Other	25,457	43,471	32,481	—	101,409
Noncurrent liabilities of discontinued operations	—	—	4,012	—	4,012
Total noncurrent liabilities	1,368,324	2,033,577	615,098	(2,085,987)	1,931,012

Shareholders’ equity:
Common stock	11,196	100	—	(100)	11,196
Additional paid-in capital	487,248	52,437	1,039	(53,476)	487,248
Retained earnings	3,855,686	5,396,212	197,006	(5,593,218)	3,855,686
Accumulated other comprehensive income	2,300	6,738	—	(6,738)	2,300
Treasury stock, at cost	(191,839)	—	—	—	(191,839)
Total shareholders’ equity	4,164,591	5,455,487	198,045	(5,653,532)	4,164,591

Total liabilities and shareholders’ equity	$5,641,973	$7,686,234	$851,747	$(7,739,966)	$6,439,988

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$3,210	$70,962	$(1,957)	$—	$72,215

INVESTING ACTIVITIES:
Capital expenditures	(2,189)	(86,404)	(3,105)	—	(91,698)
Purchase of short-term investments	—	(16,183)	—	—	(16,183)
Acquisition of business, net of cash acquired	(47,832)	—	—	—	(47,832)
Proceeds from sale of short-term investments	—	18,120	—	—	18,120
Intercompany transfers	50,021	(50,021)	—	—	—
Proceeds from asset sales	—	8,022	727	—	8,749
Net cash used in investing activities	—	(126,466)	(2,378)	—	(128,844)

FINANCING ACTIVITIES:
Intercompany transfers	76,503	(76,503)	—	—	—
Dividends paid	(76,503)	—	—	—	(76,503)
Proceeds from stock option exercises	892	—	—	—	892
Payments for employee taxes on net settlement of equity awards	(5,471)	—	—	—	(5,471)
Net cash used in financing activities	(4,579)	(76,503)	—	—	(81,082)

Net decrease in cash and cash equivalents	(1,369)	(132,007)	(4,335)	—	(137,711)
Cash and cash equivalents, beginning of period	(587)	508,091	13,871	—	521,375
Cash and cash equivalents, end of period	$(1,956)	$376,084	$9,536	$—	$383,664

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31, 2016, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$5,497	$69,380	$(506)	$—	$74,371

INVESTING ACTIVITIES:
Capital expenditures	(607)	(80,556)	(964)	—	(82,127)
Purchase of short-term investments	—	(15,025)	—	—	(15,025)
Proceeds from sale of short-term investments	—	13,900	—	—	13,900
Intercompany transfers	607	(607)	—	—	—
Proceeds from asset sales		1,102	107	—	1,209
Net cash used in investing activities	—	(81,186)	(857)	—	(82,043)

FINANCING ACTIVITIES:
Intercompany transfers	76,176	(76,176)	—	—	—
Dividends paid	(76,176)	—	—	—	(76,176)
Proceeds from stock option exercises	10,253	—	—	—	10,253
Payments for employee taxes on net settlement of equity awards	(6,073)	—	—	—	(6,073)
Net cash provided by (used in) financing activities	4,180	(76,176)	—	—	(71,996)

Net increase (decrease) in cash and cash equivalents	9,677	(87,982)	(1,363)	—	(79,668)
Cash and cash equivalents, beginning of period	(955)	899,028	7,488	—	905,561
Cash and cash equivalents, end of period	$8,722	$811,046	$6,125	$—	$825,893

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2017

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2017 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, the loss of one or a number of our largest customers, early termination of drilling contracts and failure to realize backlog drilling revenue, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets and other international uncertainties, loss of well control, pollution of offshore waters and reservoir damage, operational risks that are not fully insured against or covered by adequate contractual indemnities, passage of laws or regulations including those limiting hydraulic fracturing, litigation and governmental investigations, consideration and possible action by the Department of Interior regarding the events that were the subject matter of our prior (previously disclosed) plea agreement with the United States Department of Justice, failure to comply with the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and other governmental laws and regulations, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in drilling or other technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2017 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 vs. Three Months Ended December 31, 2016

We reported income from continuing operations of $500.6 million ($4.55 per diluted share) from operating revenues of $564.1 million for the first quarter ended December 31, 2017 compared with a loss from continuing operations of $34.6 million ($0.33 loss per diluted share) from operating revenues of $368.6 million for the first quarter of fiscal year 2017.  Including discontinued operations, we recorded net income of $500.1 million ($4.55 per diluted share) for the three months ended December 31, 2017 compared to a net loss of $35.1 million ($0.33 loss per diluted share) for the three months ended December 31, 2016.  Income from continuing operations for the three months ended December 31, 2017 is primarily due to a $500.4 million tax adjustment due to lower tax rates as a result of the Tax Cuts and Jobs Act legislation enacted December 22, 2017.  Income from continuing operations for the first quarter of fiscal 2018 includes approximately $4.1 million ($0.04 per diluted share) of after-tax gains from the sale of assets compared to $0.6 million ($0.01 per diluted share) in the first quarter of fiscal 2017.

On December 8, 2017, we completed an acquisition (“MagVAR Acquisition”) of an unaffiliated company, Magnetic Variation Services, LLC, which is now a wholly owned subsidiary of the Company.  The operations for MagVAR are included with all other non-reportable business segments.  At the effective time of the MagVAR Acquisition, MagVAR shareholders received aggregate cash consideration of $47.8 million, net of customary closing adjustments, and certain management members received restricted stock awards covering 213,904 shares of Helmerich & Payne, Inc. common stock.  At closing, $6.0 million of the cash consideration was placed in escrow, to be released to the seller twelve months after the acquisition closing date.  Transaction costs related to the MagVAR Acquisition incurred during the three months ended December 31, 2017 were approximately $0.5 million and are recorded in the Consolidated Condensed Statements of Operations within general and administrative expense.  We recorded revenue of $0.6 million and a net loss of $0.1 million related to MagVAR during the three months ended December 31, 2017.

Through comprehensive 3D geomagnetic reference modeling, MagVAR provides measurement while drilling (“MWD”) survey corrections by identifying and quantifying MWD tool measurement errors in real-time, greatly improving directional drilling performance and wellbore placement.  MagVAR technology has been successfully deployed in both onshore and offshore fields in North America, South America, Europe, Africa, Australia and Asia.

The MagVAR Acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The estimated fair values are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to changes as we obtain additional information for those estimates during the measurement period.

The following tables summarize operations by reportable operating segment for the three months ended December 31, 2017 and 2016.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended December 31,
	2017	2016
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$461,640	$263,636
Direct operating expenses	299,064	170,606
General and administrative expense	13,993	11,642
Depreciation	123,838	112,276
Segment operating income (loss)	$24,745	$(30,888)
Operating Statistics:
Revenue days	18,362	9,784
Average rig revenue per day	$22,400	$24,788
Average rig expense per day	$13,546	$15,204
Average rig margin per day	$8,854	$9,584
Rig utilization	57%	31%

The U.S. Land segment had operating income of $24.7 million for the first quarter of fiscal 2018 compared to an operating loss of $30.9 million in the same period of fiscal 2017.  Revenues were $461.6 million and $263.6 million in the first quarter of fiscal 2018 and 2017, respectively.  Included in U.S. land revenues for the three months ended December 31, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $50.3 million and $21.1 million, respectively.  Also included in revenue for the three months ended December 31, 2017 is early termination revenue of $4.3 million compared to $8.8 million during the same period of fiscal 2017.

Excluding early termination per day revenue of $233 and $897 for the three months ended December 31, 2017 and 2016, respectively, average rig revenue per day decreased by $1,724 to $22,167.  A greater proportion of rigs working during the first quarter of fiscal 2018 were contracted during fiscal 2017 and the first quarter of fiscal 2018 at pricing that was at a relatively lower level reflecting current market conditions compared to legacy term contracts working during the first quarter of fiscal 2017 at high dayrates.  Our activity has increased year-over-year primarily in response to higher commodity prices.

U.S. land rig utilization increased to 57 percent for the first quarter of fiscal 2018 compared to 31 percent for the first quarter of fiscal 2017.  U.S. land rig revenue days for the first quarter of fiscal 2018 were 18,362 compared with 9,784 for the same period of fiscal 2017, with an average of 199.6 and 106.3 rigs working, respectively.

Average expense per day decreased $1,658 to $13,546 for first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.  The decrease is primarily due to incurring significant start-up expenses in the first quarter of fiscal 2017 related to rigs returning to work during the quarter and for rigs that commenced work in January 2017.  Additionally, more rigs stacked in the first quarter of fiscal 2017 which resulted in greater fixed costs coupled with a smaller base of revenue days over which to spread those fixed costs.

Excluding abandonments, depreciation increased $5.2 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.  The increase is primarily due to capital expenditures in the previous fiscal year.  As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This resulted in abandonments of $7.2 million in the three months ended December 31, 2017 compared to $0.8 million for the three months ended December 31, 2016.

At December 31, 2017, 204 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 204 contracted rigs, 102 were under fixed term contracts and 102 were working in the spot market.  As of January 25, 2018, 206 rigs were contracted in the segment.  Based on prior early termination notices, early termination revenue is expected to be approximately $4.0 million during the second fiscal quarter of 2018.

	Three Months Ended December 31,
	2017	2016
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$33,366	$33,812
Direct operating expenses	21,122	22,845
General and administrative expense	1,165	916
Depreciation	2,354	3,267
Segment operating income	$8,725	$6,784
Operating Statistics:
Revenue days	460	644
Average rig revenue per day	$35,776	$31,317
Average rig expense per day	$23,401	$20,839
Average rig margin per day	$12,375	$10,478
Rig utilization	63%	78%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $4.1 million and $4.4 million for the three months ended December 31, 2017 and 2016, respectively.

Average rig revenue per day and average rig margin per day increased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to a greater proportion of rigs performing drilling operations at full operating dayrates compared to rigs contracted a lower standy rates.

At the end of December 31, 2017, five of our available eight platform rigs were contracted compared to seven of our available nine rigs being contracted at December 31, 2016.

	Three Months Ended December 31,
	2017	2016
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$63,214	$68,031
Direct operating expenses	46,737	53,350
General and administrative expense	1,132	669
Depreciation	11,811	13,187
Segment operating loss	$3,534	$825
Operating Statistics:
Revenue days	1,587	1,157
Average rig revenue per day	$38,039	$55,880
Average rig expense per day	$26,688	$42,911
Average rig margin per day	$11,351	$12,969
Rig utilization	45%	33%

The International Land segment had operating income of $3.5 million for the first quarter of fiscal 2018 compared to operating income of $0.8 million in the same period of fiscal 2017.  Included in International land revenues for the three months ended December 31, 2017 and 2016 are reimbursements for “out-of-pocket” expenses of $2.9 million and $3.4 million, respectively.  Also included are $4.7 million of early termination revenue during the first quarter of fiscal 2017.

Excluding early termination per day revenue in the first quarter of fiscal 2017, average rig margin per day increased $2,468 to $11,351 primarily due to a significant contractual demobilization profit and related retroactive payment for a rig that became idle during the first quarter of fiscal 2018.  The average number of active rigs was 17.3 during the first quarter of fiscal 2018 compared to 12.6 during the first quarter of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the three months ended December 31, 2017 and 2016, we incurred $3.2 million and $2.8 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $46.5 million in the three months ended December 31, 2017 compared to $34.3 million in the three months ended December 31, 2016.  The $12.2 million increase in fiscal 2018 is primarily attributable to additions in employee count during fiscal 2017 that has resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2017.

We had an income tax benefit of $500.6 million in the first quarter of fiscal 2018 (of which approximately $500.4 million is attributed to the estimated re-measurement of our net deferred tax liability due to the enactment of the Tax Cuts and Jobs Act) compared to an income tax benefit of $18.3 million in the first quarter of fiscal 2017.  Our blended statutory federal income tax rate for fiscal 2018 is approximately 24.5% (before incremental state and foreign taxes).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $383.7 million at December 31, 2017 from $521.4 million at September 30, 2017. The following table provides a summary of cash flows:

	Three Months Ended
	December 31,
	2017	2016
		As adjusted
	(in thousands)
Net cash provided (used) by:

Operating activities	$72,215	$74,371
Investing activities	(128,844)	(82,043)
Financing activities	(81,082)	(71,996)
Increase (decrease) in cash and cash equivalents	$(137,711)	$(79,668)

Operating activities

Cash flows from operating activities were approximately $72.2 million for the three months ended December 31, 2017 compared to approximately $74.4 million for the same period ended December 31, 2016.  As the Company experienced increasing activity and revenue levels, changes in working capital, especially in accounts receivable, had an unfavorable impact on net cash provided by operating activities during the three months ended December 31, 2017.  Net cash provided by operating activities during the three months ended December 31, 2016, also involved an unfavorable movement in working capital as business improved.  The three months ended December 31, 2016, included a large litigation claim payment during the period that reduced both our accrued liabilities and accounts receivable, but did not represent a change in our liquidity position.

Investing activities

Capital expenditures during the three months ended December 31, 2017 were $91.7 million compared to $82.1 million during the three months ended December 31, 2016.  During the first quarter of fiscal 2018, we paid $47.8 million, net of cash acquired, for Magnetic Variation Services, LLC, a drilling technology company.

Financing activities

Cash used in financing activities for the first three months of fiscal 2018 was comprised primarily of dividends paid of $76.5 million.

Other Liquidity

Our operating cash requirements, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig upgrade construction program, for fiscal 2018 are expected to be funded through cash and cash provided from operating activities.  However, there can be no assurance that we will in all instances generate sufficient cash flows from operating activities to meet all of our anticipated expenditures.  Our indebtedness totaled $493.2 million at December 31, 2017, however, the debt does not mature until March 19, 2025.  For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from both executed contracts with original terms in excess of one year and binding letters of intent for contracts of similar duration, as of December 31, 2017 and September 30, 2017 was $1.2 billion and $1.3 billion, respectively.  The decrease in backlog at December 31, 2017 from September 30, 2017 is primarily due to the revenue earned since September 30, 2017.  Approximately 49.0 percent of the December 31, 2017 backlog is not reasonably expected to be filled in fiscal 2018.  Included in backlog at December 31, 2017 and September 30, 2017, is early termination revenue of approximately $10.2 million and $14.7 million, respectively, that is expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.

The following table sets forth the total backlog by reportable segment as of December 31, 2017 and September 30, 2017, and the percentage of the December 31, 2017 backlog not reasonably expected to be filled in fiscal 2018:

	Three Months Ended
	December 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2017	2017	Expected to be Filled in Fiscal 2018
	(in billions)
U.S. Land	$0.9	$0.9	43.8%
Offshore	—	—	—%
International	0.3	0.4	65.2%
	$1.2	$1.3

Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, in some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us.  Also, our customers may be unable to perform their contractual obligations.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See the risk factors under “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk.

Capital Resources

Our capital spending estimate for fiscal 2018 is estimated to be approximately $350 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the future enhancement of our existing fleet.  Capital expenditures were $91.7 million and $82.1 million for the first three months of fiscal 2018 and 2017, respectively.  During fiscal 2018, we continued to upgrade existing rigs to meet customer demands for additional capabilities.

There were no other significant changes in our financial position since September 30, 2017.

MATERIAL COMMITMENTS

Material commitments as reported in our 2017 Annual Report on Form 10-K have not changed significantly at December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2017 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 and Note 16 of these Consolidated Condensed Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•	Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•	“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 22, 2017;
•	Note 9 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference;
•	Note 15 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference; and
•	Risk Factors in Item 1A of Part II hereof with regard to commodity foreign currency exchange risk which is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December 31, 2015.  Subsequent to the devaluation, the Argentine peso stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  These changes have reduced our current foreign currency exchange rate risk in Argentina.  For the three months ended December 31, 2017 and 2016, we experienced aggregate foreign currency losses of $1.5 million and $1.4 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars in Argentina or elsewhere which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2017, approximately 11.2 percent of our consolidated operating revenues were generated from the international contract drilling business. During the three months ended December 31, 2017, approximately 96.2 percent of the international operating revenues were from operations in South America. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2017.  In order to update these risk factors for developments that have occurred during the first three months of fiscal 2018, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the three months ended December 31, 2017, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

ITEM 6.   EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

3.1

Amended and Restated By-Laws of Helmerich & Payne, Inc., effective as of December 5, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 5, 2017, SEC File No. 001-04221).

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2017, filed on February 2, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 2, 2018	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	February 2, 2018	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)