Form 10-Q
period 2018-03-31
Helmerich & Payne, Inc.
filed 2018-05-04
CIK 46765

Icmai

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 30, 2018
Common Stock, $0.10 par value	108,881,688

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	September 30,
	2018	2017
	(in thousands)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$334,764	$521,375
Short-term investments	45,270	44,491
Accounts receivable, less reserve of $5,726 at March 31, 2018 and $5,721 at September 30, 2017	545,348	477,074
Inventories	143,177	137,204
Prepaid expenses and other	62,424	55,120
Current assets of discontinued operations	—	3
Total current assets	1,130,983	1,235,267
NONCURRENT ASSETS:
Investments	73,356	84,026
Net property, plant and equipment, at cost	4,898,525	5,001,051
Goodwill	69,496	51,705
Intangible assets, net of amortization	77,001	50,785
Other assets	12,431	17,154
Total noncurrent assets	5,130,809	5,204,721

TOTAL ASSETS	$6,261,792	$6,439,988

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$123,012	$135,628
Accrued liabilities	217,095	208,683
Current liabilities of discontinued operations	78	74
Total current liabilities	340,185	344,385
NONCURRENT LIABILITIES:
Long-term debt less unamortized discount and debt issuance costs	493,433	492,902
Deferred income taxes	816,669	1,332,689
Other	93,661	101,409
Noncurrent liabilities of discontinued operations	14,691	4,012
Total noncurrent liabilities	1,418,454	1,931,012
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,008,961 shares and 111,956,875 shares issued as of March 31, 2018 and September 30, 2017 respectively and 108,876,808 shares and 108,604,047 shares outstanding as of March 31, 2018 and September 30, 2017 respectively	11,201	11,196
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	487,135	487,248
Retained earnings	4,189,497	3,855,686
Accumulated other comprehensive income (loss)	(5,221)	2,300
	4,682,612	4,356,430
Treasury stock, at cost	(179,459)	(191,839)
Total shareholders’ equity	4,503,153	4,164,591
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,261,792	$6,439,988

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Operating revenues
Drilling - U.S. Land	$482,729	$330,967	$944,369	$594,603
Drilling - Offshore	32,983	36,235	66,349	70,047
Drilling - International Land	52,459	34,757	115,673	102,788
Other	9,313	3,324	15,180	6,435
	577,484	405,283	1,141,571	773,873
Operating costs and expenses
Operating costs, excluding depreciation and amortization	385,556	296,829	758,639	544,508
Depreciation and amortization	145,675	152,777	288,942	286,624
Research and development	4,436	2,719	7,670	5,527
General and administrative	48,325	33,519	94,873	67,781
Income from asset sales	(5,255)	(14,889)	(10,820)	(15,731)
	578,737	470,955	1,139,304	888,709
Operating income (loss) from continuing operations	(1,253)	(65,672)	2,267	(114,836)
Other income (expense)
Interest and dividend income	1,847	1,338	3,571	2,328
Interest expense	(6,028)	(6,084)	(11,801)	(11,139)
Other	(121)	174	409	561
	(4,302)	(4,572)	(7,821)	(8,250)
Loss from continuing operations before income taxes	(5,555)	(70,244)	(5,554)	(123,086)
Income tax benefit	(3,922)	(21,771)	(504,563)	(40,059)
Income (loss) from continuing operations	(1,633)	(48,473)	499,009	(83,027)
Income (loss) from discontinued operations before income taxes	1,263	(94)	744	(518)
Income tax provision	11,509	251	11,526	336
Loss from discontinued operations	(10,246)	(345)	(10,782)	(854)
NET INCOME (LOSS)	$(11,879)	$(48,818)	$488,227	$(83,881)
Basic earnings per common share:
Income (loss) from continuing operations	$(0.03)	$(0.45)	$4.55	$(0.77)
Loss from discontinued operations	$(0.09)	$—	$(0.10)	$(0.01)
Net income (loss)	$(0.12)	$(0.45)	$4.45	$(0.78)
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.03)	$(0.45)	$4.53	$(0.77)
Loss from discontinued operations	$(0.09)	$—	$(0.10)	$(0.01)
Net income (loss)	$(0.12)	$(0.45)	$4.43	$(0.78)
Weighted average shares outstanding (in thousands):
Basic	108,868	108,565	108,775	108,419
Diluted	108,868	108,565	109,212	108,419

Dividends declared per common share	$0.70	$0.70	$1.40	$1.40

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net income (loss)	$(11,879)	$(48,818)	$488,227	$(83,881)
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of ($3.4) million and ($3.6) million at March 31, 2018 and ($6.6) million and $1.2 million at March 31, 2017	(7,568)	(10,507)	(8,169)	1,905
Minimum pension liability adjustments, net of income taxes of $0.2 million and $0.3 million at March 31, 2018 and $0.2 million and $0.4 million at March 31, 2017	308	366	648	732
Other comprehensive income (loss)	(7,260)	(10,141)	(7,521)	2,637
Comprehensive income (loss)	$(19,139)	$(58,959)	$480,706	$(81,244)

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	March 31,
	2018	2017
		As Adjusted
OPERATING ACTIVITIES:
Net income (loss)	$488,227	$(83,881)
Adjustment for loss from discontinued operations	10,782	854
Income (loss) from continuing operations	499,009	(83,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	288,942	286,624
Amortization of debt discount and debt issuance costs	531	525
Provision for bad debt	429	3,820
Stock-based compensation	15,546	12,479
Income from asset sales	(10,820)	(15,731)
Deferred income tax benefit	(506,373)	(34,038)
Other	5,701	32
Change in assets and liabilities:
Accounts receivable	(61,791)	30,278
Inventories	(5,973)	(7,273)
Prepaid expenses and other	(4,158)	17,830
Accounts payable	(13,119)	31,359
Accrued liabilities	8,418	(76,879)
Deferred income taxes	(5,980)	2,675
Other noncurrent liabilities	(13,272)	(18,316)
Net cash provided by operating activities from continuing operations	197,090	150,358
Net cash used in operating activities from discontinued operations	(96)	(80)
Net cash provided by operating activities	196,994	150,278
INVESTING ACTIVITIES:
Capital expenditures	(191,202)	(175,303)
Purchase of short-term investments	(36,784)	(37,899)
Payment for acquisition of business, net of cash acquired	(47,886)	—
Proceeds from sale of short-term investments	32,020	34,000
Proceeds from asset sales	17,826	13,459
Net cash used in investing activities	(226,026)	(165,743)
FINANCING ACTIVITIES:
Dividends paid	(153,433)	(152,617)
Proceeds from stock option exercises	1,645	10,372
Payments for employee taxes on net settlement of equity awards	(5,791)	(6,105)
Net cash used in financing activities	(157,579)	(148,350)
Net decrease in cash and cash equivalents	(186,611)	(163,815)
Cash and cash equivalents, beginning of period	521,375	905,561
Cash and cash equivalents, end of period	$334,764	$741,746

The accompanying notes are an integral part of these statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2018

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
	(in thousands, except per share amounts)
Balance, September 30, 2017	111,957	$11,196	$487,248	$3,855,686	$2,300	3,353	$(191,839)	$4,164,591
Comprehensive income (loss):
Net income				488,227				488,227
Other comprehensive loss					(7,521)			(7,521)
Dividends declared ($1.40 per share)				(153,861)				(153,861)
Exercise of stock options, net of shares withheld for employee taxes	1	—	(5,063)			(90)	5,005	(58)
Cumulative effect of adopting Accounting Standards Update 2016-09			872	(555)				317
Stock issued for vested restricted stock, net of shares withheld for employee taxes	51	5	(11,468)			(131)	7,375	(4,088)
Stock-based compensation			15,546					15,546
Balance, March 31, 2018	112,009	$11,201	$487,135	$4,189,497	$(5,221)	3,132	$(179,459)	$4,503,153

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

On October 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense.  The adoption of this ASU could cause volatility in the effective tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity.  Excess tax benefits and deficiencies are recorded within the provision for income taxes within the Consolidated Condensed Statements of Operations on a prospective basis as required by the standard; however, we elected to present changes to the statement of cash flows on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, prior period cash flows from operations for six months ended March  31, 2017 has been adjusted to reflect an increase of $3.9 million, with a corresponding decrease to cash flows used in financing activities, compared to amounts previously reported.    The standard also requires taxes paid for employee withholdings to be presented as a financing activity on the statement of cash flows but this requirement had no impact on our total financing activities as this has been the practice historically.  We also elected to account for forfeitures of awards as they occur, instead of estimating a forfeiture amount. We recorded a  $0.3 million cumulative-effect adjustment to retained earnings for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

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

As more fully described in our 2017 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and six months ended March 31, 2018, early termination revenue was approximately $4.0 million and $8.3 million, respectively.  We had $6.2 million and $19.7 million of early termination revenue for the three and six months ended March 31, 2017.

Depreciation in the Consolidated Condensed Statements of Operations includes abandonments of $8.2 million and $15.5 million for the three and six months ended March 31, 2018 and $18.6 million and $19.4 million for the three and six months ended March 31, 2017.

The functional currency for all our foreign operations is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period.  Income statement accounts are translated at average rates for the period presented.  Aggregate foreign currency gains and losses from remeasurement of foreign currency financial statements and foreign currency translations into U.S. dollars are included in direct operating costs and totaled gains of $0.2 million and losses of $1.4 million for the three and six months ended March 31, 2018.  Included in direct operating costs is an aggregate foreign currency loss of $0.6 million and $2.0 million for the three and six months ended March 31, 2017.

Goodwill represents the excess of cost over the net amounts assigned to assets acquired and liabilities assumed in business combinations.  Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis, or when indications of potential impairment exist.  All of our goodwill is within our other non-reportable business segment.

Intangible assets with indefinite lives are tested for impairment at least annually in the fourth fiscal quarter and if events occur or circumstances change that would indicate that the value of the assets may be impaired.  Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  The following is a summary of our finite-lived and indefinite-lived intangible assets other than goodwill at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Finite-lived intangible asset:
Developed technology	$70,000	$3,256	$51,000	$1,134
Trade name	5,700	95	—	—
Customer relationships	4,000	267	—	—
	$79,700	$3,618	$51,000	$1,134

Indefinite-lived intangible asset:
Trademark	$919		$919

Amortization expense was $1.7 million and $2.5 million for the three and six months ended March 31, 2018 and is estimated to be approximately $5.4 million for fiscal 2018.  Estimated intangible amortization is estimated to be approximately $5.8 million for fiscal years 2019-2022 and approximately $5.1 million for fiscal 2023.

2.Business Combinations

On December 8, 2017, we completed an acquisition (“MagVAR Acquisition”) of an unaffiliated company, Magnetic Variation Services, LLC (“MagVAR”), which is now a wholly owned subsidiary of the Company.  The operations for MagVAR are included with all other non-reportable business segments.  At the effective time of the MagVAR Acquisition, MagVAR shareholders received aggregate cash consideration of $47.9 million, net of customary closing adjustments, and certain management members received restricted stock awards covering 213,904 shares of Helmerich & Payne, Inc. common stock.  The grant date fair value of the restricted stock will be amortized to expense over the three year vesting period.  At closing, $6.0 million of the cash consideration was placed in escrow, to be released to the seller twelve months after the acquisition closing date.  The amount placed in escrow is classified as restricted cash and is included in prepaid expenses and other in the Consolidated Condensed Balance Sheet at March 31, 2018.  Transaction costs related to the MagVAR Acquisition incurred during the six months ended March 31, 2018 were approximately $1.2 million and are recorded in the Consolidated Condensed Statements of Operations within general and administrative expense.  We recorded revenue of $3.9 million and a net loss of $1.1 million related to MagVAR during the six months ended March 31, 2018.

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

The MagVAR Acquisition has been accounted for as a business combination in accordance with Accounting Standards Codifiction (“ASC”) 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The following table summarizes the purchase price and the fair values of assets acquired and liabilities assumed and separately identifiable intangible assets at the acquisition date (in thousands):

Purchase Price
Consideration given
Cash consideration	$48,485

Allocation of Purchase Price
Fair value of assets acquired
Current assets	$2,286
Property, plant and equipment	13
Intangible assets	28,700
Goodwill	17,791

Total assets acquired	$48,790

Fair value of liabilities assumed
Current liabilities	$305

Fair value of total assets and liabilities acquired	$48,485

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

The following unaudited pro forma combined financial information is provided for the six months ended March 31, 2018 and 2017, as though the MagVAR Acquisition had been completed as of October 1, 2016.  These pro forma combined results of operations have been prepared by adjusting our historical results to include the historical results of MagVAR and reflect pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including application of an appropriate income tax to MagVAR pre-tax loss.  Additionally, pro forma earnings for the six months ended March 31, 2018 were adjusted to exclude $0.6 million of after-tax transaction costs.  The unaudited pro forma combined financial information is provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  Future results may vary significantly from the results reflected in this pro forma financial information.

	Pro Forma (unaudited)
	Six Months Ended March 31,
	2018	2017
	(in thousands)

Revenues	$1,145,258	$778,628
Net income (loss)	$488,439	$(83,287)

3.Discontinued Operations

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(1,633)	$(48,473)	$499,009	$(83,027)
Loss from discontinued operations	(10,246)	(345)	(10,782)	(854)
Net income (loss)	(11,879)	(48,818)	488,227	(83,881)
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(717)	(445)	(4,106)	(891)
Numerator for basic earnings per share:
From continuing operations	(2,350)	(48,918)	494,903	(83,918)
From discontinued operations	(10,246)	(345)	(10,782)	(854)
	(12,596)	(49,263)	484,121	(84,772)
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	11	—
Numerator for diluted earnings per share:
From continuing operations	(2,350)	(48,918)	494,914	(83,918)
From discontinued operations	(10,246)	(345)	(10,782)	(854)
	$(12,596)	$(49,263)	$484,132	$(84,772)
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,868	108,565	108,775	108,419
Effect of dilutive shares from stock options and restricted stock	—	—	437	—
Denominator for diluted earnings per share - adjusted weighted-average shares	108,868	108,565	109,212	108,419
Basic earnings per common share:
Income (loss) from continuing operations	$(0.03)	$(0.45)	$4.55	$(0.77)
Loss from discontinued operations	(0.09)	—	(0.10)	(0.01)
Net income (loss)	$(0.12)	$(0.45)	$4.45	$(0.78)
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.03)	$(0.45)	$4.53	$(0.77)
Loss from discontinued operations	(0.09)	—	(0.10)	(0.01)
Net income (loss)	$(0.12)	$(0.45)	$4.43	$(0.78)

We had a net loss for the three months ended March 31, 2018 and three and six months ended March 31, 2017.  Accordingly, our diluted earnings per share calculation for these periods were equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	1,613	566	1,676	566
Weighted-average price per share	$68.69	$80.43	$68.12	$80.43

5.Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Consolidated Condensed Balance Sheets as Investments, is based on Level 1 inputs.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
March 31, 2018	$38,473	$26,572	$(6,664)	$58,381
September 30, 2017	$38,473	$31,700	$—	$70,173

On an ongoing basis we evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary.  If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis established.  We review several factors to determine whether a loss is other-than-temporary.  These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. When securities are sold, the cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.  One of our securities declined to an unrealized loss position during the three months ended March 31, 2018.  The security is in the international offshore drilling industry which is cyclical and only increased modestly in 2017 after several years of declines in the offshore drilling sector.  Subsequent to March 31, 2018, the market price of the security increased to a value above cost.  Considering the factors above including the limited time that the security was in an unrealized position and based on our ability and intent to hold these investments until the fair value recovers, impairment was not considered other-than-temporary at March 31, 2018.

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $15.0 million at March 31, 2018 and $13.9 million at September 30, 2017. The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

At March 31, 2018, our financial instruments utilizing Level 1 inputs include cash equivalents, equity securities with active markets and money market funds that are classified as restricted assets.  The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion are included in other assets.  For these items, quoted current market prices are readily available.

At March 31, 2018, Level 2 inputs include certificates of deposit, U.S. Agency issued debt securities, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 inputs consist of potential earnout payments associated with the acquisition of MOTIVE Drilling Technologies, Inc. in fiscal 2017.  The valuation techniques used for determining the fair value of the potential earnout payments use a Monte Carlo simulation which evaluates numerous potential earnings and pay out scenarios.

The following table summarizes our assets and liabilities measured at fair value presented in our Consolidated Condensed Balance Sheet as of March 31, 2018:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$3,498	$—	$3,498	$—
Corporate and municipal debt securities	15,858	—	15,858	—
U.S. government and federal agency securities	25,914	25,914	—	—
Total short-term investments	45,270	25,914	19,356	—
Cash and cash equivalents	334,764	334,764	—	—
Investments	58,381	58,381	—	—
Other current assets	38,385	38,385	—	—
Other assets	6,905	6,905	—	—
Total assets measured at fair value	$483,705	$464,349	$19,356	$—

Liabilities:
Contingent earnout liability	$15,702	$—	$—	$15,702

The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2018 and September 30, 2017:

	March 31,	September 30,
	2018	2017
	(in millions)
Carrying value of long-term fixed-rate debt	$493.4	$492.9
Fair value of long-term fixed-rate debt	$521.8	$529.0

The fair value for the $500 million fixed-rate debt was based on broker quotes at March 31, 2018.  The notes are classified within Level 2 as they are not actively traded in markets.

6.Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares in either of the second quarters of fiscal 2018 or fiscal 2017.

Components of accumulated other comprehensive income (loss) were as follows:

	March 31,	September 30,
	2018	2017
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$19,908	$31,700
Unrealized actuarial loss	(27,952)	(28,873)
	$(8,044)	$2,827
After-tax amounts:
Unrealized appreciation on securities	$11,901	$20,070
Unrealized actuarial loss	(17,122)	(17,770)
	$(5,221)	$2,300

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at January 1, 2018	$19,469	$(17,430)	$2,039
Other comprehensive loss before reclassifications	(7,568)	—	(7,568)
Amounts reclassified from accumulated other comprehensive income	—	308	308
Net current-period other comprehensive income (loss)	(7,568)	308	(7,260)
Balance at March 31, 2018	$11,901	$(17,122)	$(5,221)

	Six Months Ended March 31, 2018
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at October 1, 2017	$20,070	$(17,770)	$2,300
Other comprehensive loss before reclassifications	(8,169)	—	(8,169)
Amounts reclassified from accumulated other comprehensive income	—	648	648
Net current-period other comprehensive income (loss)	(8,169)	648	(7,521)
Balance at March 31, 2018	$11,901	$(17,122)	$(5,221)

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statements of Operations:

	Reclassified from		Reclassified from
	Accumulated Other		Accumulated Other
	Comprehensive		Comprehensive
	Income (Loss)		Income (Loss)
	Three Months Ended		Six Months Ended
Details About Accumulated Other	March 31,		March 31,		Affected Line Item in the
Comprehensive Income (Loss) Components	2018	2017	2018	2017	Consolidated Statements of Operations
	(in thousands)		(in thousands)
Amortization of net actuarial loss on defined benefit pension plan	$(460)	$(575)	$(921)	$(1,150)	General and administrative
	152	209	273	418	Income tax provision
Total reclassifications for the period	$(308)	$(366)	$(648)	$(732)	Net of tax

7.Cash Dividends

The $0.70 per share cash dividend declared December 5, 2017, was paid March 1, 2018.  On March 7, 2018, a cash dividend of $0.70 per share was declared for shareholders of record on May 18, 2018, payable June 1, 2018. The dividend payable is included in accounts payable in the Consolidated Condensed Balance Sheets.

8.Stock-Based Compensation

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding in the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (collectively the "2010 Plan") remain subject to the terms and conditions of those plans. During the six months ended March 31, 2018, there were 667,032 non-qualified stock options and 405,086 shares of restricted stock awards granted under the 2016 Plan.  An additional 213,904 of restricted stock grants were awarded outside of the 2016 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Compensation expense
Stock options	$2,109	$1,869	$4,072	$3,521
Restricted stock	6,350	4,709	11,474	8,958
	$8,459	$6,578	$15,546	$12,479

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.2%	2.0%
Expected stock volatility	36.1%	39.4%
Dividend yield	4.8%	3.4%
Expected term (in years)	6.0	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three and six months ended March 31, 2018 is presented in the following tables:

	Three Months Ended March 31, 2018
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in millions)
Outstanding at January 1, 2018	3,755	$57.82
Granted	7	71.57
Exercised	(41)	30.66
Outstanding at March 31, 2018	3,721	$58.15	6.24	$40.1
Vested and expected to vest at March 31, 2018	3,721	$58.15	6.24	$40.1
Exercisable at March 31, 2018	2,358	$55.64	4.75	$31.1

	Six Months Ended
	March 31, 2018
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at October 1, 2017	3,278	$56.41
Granted	667	58.66
Exercised	(224)	34.27
Outstanding at March 31, 2018	3,721	$58.15

The weighted-average fair value of options granted in the first and second quarters of fiscal 2018 was $12.94 and $17.78, respectively.

The total intrinsic value of options exercised during the three and six months ended March 31, 2018 was $1.6 million and $5.6 million, respectively.

As of March 31, 2018, the unrecognized compensation cost related to stock options was $11.8 million which is expected to be recognized over a weighted-average period of 2.2 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards under the 2016 Plan is determined based on the closing price of our shares on the grant date.  As of March 31, 2018, there was $47.8 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the status of our restricted stock awards under the 2010 Plan and the 2016 Plan as of March 31, 2018 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2018
		Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value per Share
Unvested at October 1, 2017	659	$70.76
Granted	619	59.43
Vested (1)	(251)	71.63
Forfeited	(4)	66.27
Unvested on March 31, 2018	1,023	$63.71

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.Debt

At March 31, 2018 and September 30, 2017, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	September 30,	March 31,	September 30,
	2018	2017	2018	2017
	(in thousands)
Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	$500,000	$500,000	$(6,567)	$(7,098)
	500,000	500,000	(6,567)	(7,098)
Less long-term debt due within one year	—	—	—	—
Long-term debt	$500,000	$500,000	$(6,567)	$(7,098)

On March 19, 2015, we issued $500 million of 4.65 percent 10-year unsecured senior notes.  Interest is payable semi-annually on March 15 and September 15.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective interest method.

We have a $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The credit facility has $75 million available to use as letters of credit. The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (LIBOR). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum. Based on our debt to total capitalization on March 31, 2018, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent. The credit facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality including a limitation that priority debt (as defined in the agreement) may not exceed 17.5% of the net worth of the Company.  As of March 31, 2018, there were no borrowings, but there were three letters of credit outstanding in the amount of $39.3 million.  At March 31, 2018, we had $260.7 million available to borrow under our $300 million unsecured credit facility.

At March 31, 2018, we had a $12 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international operations.  The Company currently has three bonds issued under this line for a total value of $5.6 million.  Two of the bonds are denominated in a foreign currency which rose in value against the dollar increasing the value at March 31, 2018 by approximately $0.1 million from the value reported at September 30, 2017.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2018, we were in compliance with all debt covenants.

10.    Income Taxes

Our effective tax rate for the first six months of fiscal 2018 and 2017 was 9,084.7 percent and 32.5 percent, respectively.  Our effective tax rate for the three months ended March 31, 2018 and 2017 was 70.6 percent and 31.0 percent, respectively.  The effective tax rate for the six and three months ended March 31, 2018 was impacted by a discrete income tax adjustment related to the reduction of the federal statutory corporate income tax rate as part of the Tax Cuts and Job Act (the “Act”) which was enacted on December 22, 2017.  The related discrete tax benefit recorded for the six and three months ended March 31, 2018 was $501.8 million and $1.4 million, respectively.  In addition, effective tax rates differ from the U.S. federal statutory rate (24.5 percent for fiscal 2018 and 35.0 percent for fiscal 2017) due to non-deductible permanent items and state and foreign income taxes.

At March 31, 2018, we have not completed our accounting for all of the tax effects of the Act and recorded an additional tax benefit of $1.4 million to the provisional tax benefit recorded under Staff Accounting Bulletin No. 118 at December 31, 2017.  In addition, we have considered the impact of the statutory changes enacted by the Act, including those provisions effective for the fiscal 2018 tax year, in our estimated annual effective tax rate for fiscal 2018 and have recorded provisional amounts, based on reasonable estimates, in our income tax provision for the six and three months ended March 31, 2018.

For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits.  However, we do not expect the increases or decreases to have a material effect on our results of continuing operations or financial position.

11.Commitments and Contingencies

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At March 31, 2018, we had purchase commitments for equipment, parts and supplies of approximately $70.3 million.

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

Summarized financial information of our reportable segments for the three months ended March 31, 2018 and 2017 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2018
Contract Drilling
U.S. Land	$482,729	$35	$482,764	$27,075
Offshore	32,983	—	32,983	5,449
International Land	52,459	—	52,459	(695)
	568,171	35	568,206	31,829
Other	9,313	252	9,565	(7,015)
	577,484	287	577,771	24,814
Eliminations	—	(287)	(287)	—
Total	$577,484	$—	$577,484	$24,814

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2017
Contract Drilling
U.S. Land	$330,967	$—	$330,967	$(51,850)
Offshore	36,235	—	36,235	5,912
International Land	34,757	—	34,757	(10,977)
	401,959	—	401,959	(56,915)
Other	3,324	208	3,532	(1,134)
	405,283	208	405,491	(58,049)
Eliminations	—	(208)	(208)	—
Total	$405,283	$—	$405,283	$(58,049)

Summarized financial information of our reportable segments for the six months ended March 31, 2018 and 2017 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2018
Contract Drilling
U.S. Land	$944,369	$35	$944,404	$51,820
Offshore	66,349	—	66,349	14,174
International Land	115,673	—	115,673	2,839
	1,126,391	35	1,126,426	68,833
Other	15,180	472	15,652	(14,332)
	1,141,571	507	1,142,078	54,501
Eliminations	—	(507)	(507)	—
Total	$1,141,571	$—	$1,141,571	$54,501

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
March 31, 2017
Contract Drilling
U.S. Land	$594,603	$—	$594,603	$(82,738)
Offshore	70,047	—	70,047	12,696
International Land	102,788	—	102,788	(10,152)
	767,438	—	767,438	(80,194)
Other	6,435	416	6,851	(3,183)
	773,873	416	774,289	(83,377)
Eliminations	—	(416)	(416)	—
Total	$773,873	$—	$773,873	$(83,377)

The following table reconciles segment operating income (loss) per the table above to income (loss) from continuing operations before income taxes as reported on the Consolidated Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Segment operating income (loss)	$24,814	$(58,049)	$54,501	$(83,377)
Income from asset sales	5,255	14,889	10,820	15,731
Corporate general and administrative costs and corporate depreciation	(31,322)	(22,512)	(63,054)	(47,190)
Operating income (loss)	(1,253)	(65,672)	2,267	(114,836)
Other income (expense)
Interest and dividend income	1,847	1,338	3,571	2,328
Interest expense	(6,028)	(6,084)	(11,801)	(11,139)
Other	(121)	174	409	561
Total unallocated amounts	(4,302)	(4,572)	(7,821)	(8,250)
Loss from continuing operations before income taxes	$(5,555)	$(70,244)	$(5,554)	$(123,086)

The following table presents total assets by reportable segment:

	March 31,	September 30,
	2018	2017
	(in thousands)

Total assets
U.S. Land	$4,940,149	$4,967,074
Offshore	101,350	99,533
International Land	399,898	413,392
Other	182,003	133,085
	5,623,400	5,613,084
Investments and corporate operations	638,392	826,901
Total assets from continued operations	6,261,792	6,439,985
Discontinued operations		3
	$6,261,792	$6,439,988

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating Revenues
United States	$524,435	$370,526	$1,025,193	$671,085
Argentina	49,800	23,267	98,629	71,349
Colombia	237	8,852	12,233	18,223
Other Foreign	3,012	2,638	5,516	13,216
Total	$577,484	$405,283	$1,141,571	$773,873

13.Pensions and Other Post-retirement Benefits

The following provides information at March 31, 2018 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Interest cost	$1,014	$975	$2,028	$1,950
Expected return on plan assets	(1,386)	(1,299)	(2,772)	(2,598)
Recognized net actuarial loss	460	575	921	1,150
Net pension expense	$88	$251	$177	$502

Employer Contributions

We did not contribute to the Pension Plan during the six months ended March  31, 2018. We could make contributions for the remainder of fiscal 2018 to fund distributions in lieu of liquidating assets.

14.Supplemental Cash Flow Information

Capital expenditures on the Consolidated Condensed Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Consolidated Condensed Statements of Cash Flows:

	Six Months Ended
	March 31,
	2018	2017
	(in thousands)

Capital expenditures incurred	$190,965	$191,804
Additions incurred in prior year but paid for in current year	20,004	9,465
Additions incurred but not paid for as of the end of the period	(19,767)	(25,966)
Capital expenditures per Consolidated Statements of Cash Flows	$191,202	$175,303

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

We are not operating in any country that is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.  However, estimates from other published sources may indicate that Argentina is a highly inflationary country.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December  31, 2015.  Subsequent to the devaluation, the Argentine peso stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  These changes have reduced our current foreign currency exchange rate risk in Argentina.  For the six months ended March 31, 2018 and 2017, we experienced aggregate foreign currency losses of $1.4 million and $2.0 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2018, approximately 10.1 percent of our consolidated operating revenues were generated from international locations in our contract drilling business.  During the six months ended March  31, 2018, approximately 95.8 percent of operating revenues from international locations were from operations in South America.  Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

16.Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition requirements. Subsequent to the issuance of Update 2014-09, the FASB has issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. ASU 2014-09 outlines a single comprehensive model for revenue recognition based on the core principle that a company will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The ASU provides for either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The requirements in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period.  In fiscal 2017, we established an implementation team and performed an initial assessment of the impact of ASU 2014-09 with the assistance of an outside consultant.  The Company has identified and reviewed revenue streams and identified a subset of contracts to represent these revenue streams. The Company is in the process of performing a detailed analysis of such contracts. As part of the analysis, we will identify specific areas impacted under the new standard.  In addition, we are in the process of implementing the appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.  Our findings and progress toward implementation of the standard are periodically reported to management and the Audit Committee.  Currently, we do not expect the impact of adopting ASU 2014-09 to be material on our consolidated balance sheet, results of operations and cash flows, though we anticipate that it may affect the timing for the recognition of certain types of revenues derived from drilling contracts, and the timing for recognizing certain costs that are incurred to fulfill those contracts.  We will adopt this standard on October 1, 2018 and, based on our evaluation to date, we anticipate using the modified retrospective method; however, we are still in the process of finalizing our documentation and assessment of the impact of the standard on our financial results and related disclosures.  We anticipate additional disclosures in future filings related to our planned adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing right-of-use assets and lease payment liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a determination is to be made at the inception of a contract as to whether the contract is, or contains, a lease. Leases convey the right to control the use of an identified asset in exchange for consideration. Only the lease components of a contract must be accounted for in accordance with this ASU. Non-lease components, such as activities that transfer a good or service to the customer, shall be accounted for under other applicable Topics. ASU 2016-02 permits lessees to make policy elections to not recognize lease assets and liabilities for leases with terms of less than twelve months and/or to not separate lease and non-lease components and account for the non-lease components together with the lease components as a single lease component.  Lessor accounting remains substantially similar to current GAAP.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

As a lessor, we expect the adoption of this new standard will apply to our drilling contracts.  As a lessee, this standard will primarily impact us in situations where we lease real estate and equipment, for which we will recognize a right-of-use asset and a corresponding lease liability on our consolidated balance sheet. Since a portion of our contract drilling revenue will be subject to the new leasing guidance, we will evaluate the impact of ASU 2016-02 concurrently with the provisions of ASU 2014-09 and the impact this will have on our consolidated financial statements. We are in the process of implementing changes to our business processes, systems and controls to support recognition and disclosure under the new standard including the implementation of a lease accounting software to control the lease data.  We have performed a scoping and preliminary assessment of the impact of this new standard.  Our findings and progress toward implementation of the standard are periodically reported to management.

In January 2018, the FASB issued a proposed ASU affecting the amendments in ASU No. 2016-02 providing entities with an additional (and optional) transition method of adoption resulting in a cumulative effect adjustment upon adoption. Based on our evaluation to date, the Company expects to adopt the new lease guidance utilizing the new proposed transition method of adoption as included in the proposed ASU, if codified. In addition, the Company expects to apply certain transition practical expedients allowed by the standard; however, we are still in the process of finalizing our documentation and assessment of the impact of the standard on our financial results and related disclosures. We anticipate additional disclosures in future filings related to our planned adoption of this standard.    Our findings and progress toward implementation of the standard are periodically reported to management and the Audit Committee.  The Company previously disclosed its intention to adopt this standard at the same time as it adopted the new revenue standard discussed above; however, we now expect to adopt this new guidance October 1, 2019.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income.  The provisions of ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  At adoption, a cumulative-effect adjustment to beginning retained earnings will be recorded.  We will adopt this standard on October 1, 2018.  Subsequent to adoption, changes in the fair value of our available-for-sale investments will be recognized in net income and the effect will be subject to stock market fluctuations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. The ASU sets forth a "current expected credit loss" (CECL) model which requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact this standard will have on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16,  Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The ASU is effective for annual reporting periods beginning after December 15, 2017,  and interim reporting periods within those annual reporting periods.  Early adoption is permitted. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.  We expect to adopt the guidance beginning October 1, 2018 and are currently evaluating the impact this update will have on the financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. The ASU requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption during an interim period.  We will adopt the guidance beginning October 1, 2018 applied retrospectively to all periods presented.  The adoption is not expected to have a material impact on our consolidated financial position or cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU No. 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted.  We do not expect the new guidance to have a material impact on our financial condition or results of operation.

In February 2018, the FASB issued ASU No. 2018-02,  Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update relates to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act. The guidance permits the reclassification of certain income tax effects of the Act from Other Comprehensive Income to Retained Earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods; retrospective to each period (or periods) in which the income tax effects of the Act related to the items remaining in Other Comprehensive Income are recognized or at the beginning of the period of adoption. We are currently evaluating the impact that the guidance may have on our consolidated financial statements.

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

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$515,712	$61,793	$(21)	$577,484
Operating costs and other	4,209	503,173	71,601	(246)	578,737

Operating income (loss) from continuing operations	(4,209)	12,539	(9,808)	225	(1,253)

Other income, net	19	1,732	200	(225)	1,726
Interest expense	(138)	(4,551)	(1,339)	—	(6,028)
Equity in net income of subsidiaries	(7,963)	(16,081)	—	24,044	—
Loss from continuing operations before income taxes	(12,291)	(6,361)	(10,947)	24,044	(5,555)

Income tax expense (benefit)	(411)	1,639	(5,150)	—	(3,922)
Loss from continuing operations	(11,880)	(8,000)	(5,797)	24,044	(1,633)

Income from discontinued operations before income taxes	—	—	1,263	—	1,263
Income tax provision	—	—	11,509	—	11,509
Loss from discontinued operations	—	—	(10,246)	—	(10,246)

Net loss	$(11,880)	$(8,000)	$(16,043)	$24,044	$(11,879)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(11,880)	$(8,000)	$(16,043)	$24,044	$(11,879)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(7,568)	—	—	(7,568)
Minimum pension liability adjustments, net	92	216	—	—	308
Other comprehensive income (loss)	92	(7,352)	—	—	(7,260)
Comprehensive loss	$(11,788)	$(15,352)	$(16,043)	$24,044	$(19,139)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$367,202	$38,097	$(16)	$405,283
Operating costs and expenses	3,300	415,544	52,341	(230)	470,955

Operating loss from continuing operations	(3,300)	(48,342)	(14,244)	214	(65,672)

Other income (expense), net	1	1,814	(89)	(214)	1,512
Interest expense	(87)	(5,148)	(849)	—	(6,084)
Equity in net loss of subsidiaries	(46,677)	(11,118)	—	57,795	—
Loss from continuing operations before income taxes	(50,063)	(62,794)	(15,182)	57,795	(70,244)

Income tax benefit	(1,245)	(17,410)	(3,116)	—	(21,771)
Loss from continuing operations	(48,818)	(45,384)	(12,066)	57,795	(48,473)

Loss from discontinued operations before income taxes	—	—	(94)	—	(94)
Income tax provision	—	—	251	—	251
Loss from discontinued operations	—	—	(345)	—	(345)

Net loss	$(48,818)	$(45,384)	$(12,411)	$57,795	$(48,818)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(48,818)	$(45,384)	$(12,411)	$57,795	$(48,818)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(10,507)	—	—	(10,507)
Minimum pension liability adjustments, net	106	260	—	—	366
Other comprehensive income (loss)	106	(10,247)	—	—	(10,141)
Comprehensive loss	$(48,712)	$(55,631)	$(12,411)	$57,795	$(58,959)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands)

	Six Months Ended March 31, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,010,718	$130,890	$(37)	$1,141,571
Operating costs and other	8,387	984,821	146,547	(451)	1,139,304

Operating income (loss) from continuing operations	(8,387)	25,897	(15,657)	414	2,267

Other income, net	280	3,373	741	(414)	3,980
Interest expense	(166)	(10,251)	(1,384)	—	(11,801)
Equity in net income of subsidiaries	499,457	5,284	—	(504,741)	—
Income (loss) from continuing operations before income taxes	491,184	24,303	(16,300)	(504,741)	(5,554)

Income tax expense (benefit)	2,958	(476,955)	(30,566)	—	(504,563)
Income from continuing operations	488,226	501,258	14,266	(504,741)	499,009

Income from discontinued operations before income taxes	—	—	744	—	744
Income tax provision	—	—	11,526	—	11,526
Loss from discontinued operations	—	—	(10,782)	—	(10,782)

Net income	$488,226	$501,258	$3,484	$(504,741)	$488,227

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Six Months Ended March 31, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$488,226	$501,258	$3,484	$(504,741)	$488,227
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(8,169)	—	—	(8,169)
Minimum pension liability adjustments, net	194	454	—	—	648
Other comprehensive income (loss)	194	(7,715)	—	—	(7,521)
Comprehensive income	$488,420	$493,543	$3,484	$(504,741)	$480,706

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$664,650	$109,256	$(33)	$773,873
Operating costs and other	6,760	755,046	127,364	(461)	888,709

Operating loss from continuing operations	(6,760)	(90,396)	(18,108)	428	(114,836)

Other income, net	1	2,833	483	(428)	2,889
Interest expense	(173)	(9,857)	(1,109)	—	(11,139)
Equity in net loss of subsidiaries	(79,669)	(10,789)	—	90,458	—
Loss from continuing operations before income taxes	(86,601)	(108,209)	(18,734)	90,458	(123,086)

Income tax provision	(2,720)	(29,960)	(7,379)	—	(40,059)
Loss from continuing operations	(83,881)	(78,249)	(11,355)	90,458	(83,027)

Loss from discontinued operations before income taxes	—	—	(518)	—	(518)
Income tax provision	—	—	336	—	336
Loss from discontinued operations	—	—	(854)	—	(854)

Net loss	$(83,881)	$(78,249)	$(12,209)	$90,458	$(83,881)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Six Months Ended March 31, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(83,881)	$(78,249)	$(12,209)	$90,458	$(83,881)
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net	—	1,905	—	—	1,905
Minimum pension liability adjustments, net	212	520	—	—	732
Other comprehensive income	212	2,425	—	—	2,637
Comprehensive loss	$(83,669)	$(75,824)	$(12,209)	$90,458	$(81,244)

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(787)	$324,530	$11,021	$—	$334,764
Short-term investments	—	45,270	—	—	45,270
Accounts receivable, net of reserve	794	465,049	79,581	(76)	545,348
Inventories	—	109,527	33,650	—	143,177
Prepaid expenses and other	22,718	4,484	35,285	(63)	62,424
Current assets of discontinued operations	—	—	—	—	—
Total current assets	22,725	948,860	159,537	(139)	1,130,983

Investments	14,976	58,380	—	—	73,356
Property, plant and equipment, net	47,706	4,527,404	323,415	—	4,898,525
Intercompany	147,333	2,000,285	247,981	(2,395,599)	—
Goodwill	—	—	69,496	—	69,496
Intangible assets, net of amortization	—	—	77,001	—	77,001
Other assets	5,166	1,055	6,210	—	12,431
Investment in subsidiaries	5,961,792	188,761	—	(6,150,553)	—

Total assets	$6,199,698	$7,724,745	$883,640	$(8,546,291)	$6,261,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,251	$39,878	$2,951	$(68)	$123,012
Accrued liabilities	30,356	172,718	14,092	(71)	217,095
Current liabilities of discontinued operations	—	—	78	—	78
Total current liabilities	110,607	212,596	17,121	(139)	340,185

Noncurrent liabilities:
Long-term debt	—	493,433	—	—	493,433
Deferred income taxes	(7,011)	774,914	48,766	—	816,669
Intercompany	1,566,255	252,200	577,044	(2,395,499)	—
Other	26,694	42,574	24,393	—	93,661
Noncurrent liabilities of discontinued operations	—	—	14,691	—	14,691
Total noncurrent liabilities	1,585,938	1,563,121	664,894	(2,395,499)	1,418,454

Shareholders’ equity:
Common stock	11,201	100	—	(100)	11,201
Additional paid-in capital	487,135	52,436	1,040	(53,476)	487,135
Retained earnings	4,189,497	5,897,470	200,585	(6,098,055)	4,189,497
Accumulated other comprehensive income	(5,221)	(978)	—	978	(5,221)
Treasury stock, at cost	(179,459)	—	—	—	(179,459)
Total shareholders’ equity	4,503,153	5,949,028	201,625	(6,150,653)	4,503,153

Total liabilities and shareholders’ equity	$6,199,698	$7,724,745	$883,640	$(8,546,291)	$6,261,792

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(587)	$508,091	$13,871	$—	$521,375
Short-term investments	—	44,491	—	—	44,491
Accounts receivable, net of reserve	766	411,599	64,714	(5)	477,074
Inventories	—	102,470	34,734	—	137,204
Prepaid expenses and other	12,200	6,383	36,979	(442)	55,120
Current assets of discontinued operations	—	—	3	—	3
Total current assets	12,379	1,073,034	150,301	(447)	1,235,267

Investments	13,853	70,173	—	—	84,026
Property, plant and equipment, net	49,851	4,609,144	342,056	—	5,001,051
Intercompany	90,885	1,746,662	248,540	(2,086,087)	—
Goodwill	—	—	51,705	—	51,705
Intangible assets, net of amortization	—	—	50,785	—	50,785
Other assets	4,955	3,839	8,360	—	17,154
Investment in subsidiaries	5,470,050	183,382	—	(5,653,432)	—
Total assets	$5,641,973	$7,686,234	$851,747	$(7,739,966)	$6,439,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,360	$48,679	$4,589	$—	$135,628
Accrued liabilities	26,698	148,491	33,941	(447)	208,683
Current liabilities of discontinued operations	—	—	74	—	74
Total current liabilities	109,058	197,170	38,604	(447)	344,385

Noncurrent liabilities:
Long-term debt	—	492,902	—	—	492,902
Deferred income taxes	(11,201)	1,286,381	57,509	—	1,332,689
Intercompany	1,354,068	210,823	521,096	(2,085,987)	—
Other	25,457	43,471	32,481	—	101,409
Noncurrent liabilities of discontinued operations	—	—	4,012	—	4,012
Total noncurrent liabilities	1,368,324	2,033,577	615,098	(2,085,987)	1,931,012

Shareholders’ equity:
Common stock	11,196	100	—	(100)	11,196
Additional paid-in capital	487,248	52,437	1,039	(53,476)	487,248
Retained earnings	3,855,686	5,396,212	197,006	(5,593,218)	3,855,686
Accumulated other comprehensive income	2,300	6,738	—	(6,738)	2,300
Treasury stock, at cost	(191,839)	—	—	—	(191,839)
Total shareholders’ equity	4,164,591	5,455,487	198,045	(5,653,532)	4,164,591

Total liabilities and shareholders’ equity	$5,641,973	$7,686,234	$851,747	$(7,739,966)	$6,439,988

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$3,946	$192,093	$955	$—	$196,994

INVESTING ACTIVITIES:
Capital expenditures	(4,661)	(181,218)	(5,323)	—	(191,202)
Purchase of short-term investments	—	(36,784)	—	—	(36,784)
Acquisition of business, net of cash acquired	(47,886)	—	—	—	(47,886)
Proceeds from sale of short-term investments	—	32,020	—	—	32,020
Intercompany transfers	52,547	(52,547)	—	—	—
Proceeds from asset sales	—	16,308	1,518	—	17,826
Net cash used in investing activities	—	(222,221)	(3,805)	—	(226,026)

FINANCING ACTIVITIES:
Intercompany transfers	153,433	(153,433)	—	—	—
Dividends paid	(153,433)	—	—	—	(153,433)
Proceeds from stock option exercises	1,645	—	—	—	1,645
Payments for employee taxes on net settlement of equity awards	(5,791)	—	—	—	(5,791)
Net cash used in financing activities	(4,146)	(153,433)	—	—	(157,579)

Net decrease in cash and cash equivalents	(200)	(183,561)	(2,850)	—	(186,611)
Cash and cash equivalents, beginning of period	(587)	508,091	13,871	—	521,375
Cash and cash equivalents, end of period	$(787)	$324,530	$11,021	$—	$334,764

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31, 2017, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(5,993)	$148,481	$7,790	$—	$150,278

INVESTING ACTIVITIES:
Capital expenditures	(1,343)	(172,338)	(1,622)	—	(175,303)
Purchase of short-term investments	—	(37,899)	—	—	(37,899)
Proceeds from sale of short-term investments	—	34,000	—	—	34,000
Intercompany transfers	1,343	(1,343)	—	—	—
Proceeds from asset sales	—	12,908	551	—	13,459
Net cash used in investing activities	—	(164,672)	(1,071)	—	(165,743)

FINANCING ACTIVITIES:
Intercompany transfers	152,617	(152,617)	—	—	—
Dividends paid	(152,617)	—	—	—	(152,617)
Proceeds from stock option exercises	10,372	—	—	—	10,372
Payments for employee taxes on net settlement of equity awards	(6,105)	—	—	—	(6,105)
Net cash provided by (used in) financing activities	4,267	(152,617)	—	—	(148,350)

Net increase (decrease) in cash and cash equivalents	(1,726)	(168,808)	6,719	—	(163,815)
Cash and cash equivalents, beginning of period	(955)	899,028	7,488	—	905,561
Cash and cash equivalents, end of period	$(2,681)	$730,220	$14,207	$—	$741,746

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2018

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

We reported a loss from continuing operations of $1.6 million ($0.03 loss per diluted share) from operating revenues of $577.5 million for the second quarter ended March 31, 2018 compared with a loss from continuing operations of $48.5 million ($0.45 loss per diluted share) from operating revenues of $405.3 million for the second quarter of fiscal year 2017.  Included in the net loss for the second quarter of fiscal 2018 is a $10.2 million loss ($0.09 loss per diluted share) from discontinued operations.  Including discontinued operations, we recorded a net loss of $11.9 million ($0.12 loss per diluted share) for the three months ended March 31, 2018 compared to a net loss of $48.8 million ($0.45 loss per diluted share) for the three months ended March 31, 2017.  The net loss from continuing operations for the second quarter of fiscal 2018 includes approximately $3.9 million ($0.04 per diluted share) of after-tax gains from the sale of assets compared to $10.1 million ($0.09 per diluted share) in the second quarter of fiscal 2017.

On December 8, 2017, we completed an acquisition (“MagVAR Acquisition”) of an unaffiliated company, Magnetic Variation Services, LLC, which is now a wholly owned subsidiary of the Company.  The operations for MagVAR are included with all other non-reportable business segments.  At the effective time of the MagVAR Acquisition, MagVAR shareholders received aggregate cash consideration of $47.9 million, net of customary closing adjustments, and certain management members received restricted stock awards covering 213,904 shares of Helmerich & Payne, Inc. common stock.  At closing, $6.0 million of the cash consideration was placed in escrow, to be released to the seller twelve months after the acquisition closing date.  Transaction costs related to the MagVAR Acquisition incurred during the six months ended March 31, 2018 were approximately $1.2 million and are recorded in the Consolidated Condensed Statements of Operations within general and administrative expense.  We recorded revenue of $3.9 million and a net loss of $1.1 million related to MagVAR during the six months ended March 31, 2018.

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

The following tables summarize operations by reportable operating segment for the three months ended March 31, 2018 and 2017.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$482,729	$330,967
Direct operating expenses	317,688	238,249
General and administrative expense	14,011	12,573
Depreciation	123,955	131,995
Segment operating income (loss)	$27,075	$(51,850)
Operating Statistics:
Revenue days	18,666	13,166
Average rig revenue per day	$22,928	$22,654
Average rig expense per day	$14,086	$15,612
Average rig margin per day	$8,842	$7,042
Rig utilization	59%	42%

The U.S. Land segment had operating income of $27.1 million for the second quarter of fiscal 2018 compared to an operating loss of $51.9 million in the same period of fiscal 2017.  Revenues were $482.7 million and $331.0 million in the second quarter of fiscal 2018 and 2017, respectively.  Included in U.S. land revenues for the three months ended March 31, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $54.8 million and $32.7 million, respectively.  Also included in revenue for the three months ended March 31, 2018 is early termination revenue of $4.0 million compared to $6.0 million during the same period of fiscal 2017.

Excluding early termination per day revenue of $217 and $453 for the second quarter of fiscal 2018 and 2017, respectively, average rig revenue per day increased by $510 to $22,711 as spot market pricing continues to improve. Our activity has increased year-over-year primarily in response to higher commodity prices.

U.S. land rig utilization increased to 59 percent for the second quarter of fiscal 2018 compared to 42 percent for the second quarter of fiscal 2017.  U.S. land rig revenue days for the second quarter of fiscal 2018 were 18,666 compared with 13,166 for the same period of fiscal 2017, with an average of 207.4 and 146.3 rigs working, respectively.

Average expense per day decreased $1,526 to $14,086 for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.  The decrease is primarily due to lower start-up expenses incurred during the second fiscal quarter of 2018 as compared to the second fiscal quarter of 2017, as well as a smaller base of revenue days in the second quarter of fiscal 2017 over which to spread those start-up costs.  Additionally, more rigs were idle in the second quarter of fiscal 2017 which resulted in greater fixed costs coupled with a smaller base of revenue days over which to spread those fixed costs.

Excluding abandonments, depreciation increased $3.2 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.  As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This trend continued in fiscal 2018.  This resulted in abandonments of $7.1 million in the three months ended March 31, 2018 compared to $18.3 million for the three months ended March 31, 2017.

At March 31, 2018, 213 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 213 contracted rigs, 125 were under fixed term contracts and 88 were working in the spot market.  As of April 26, 2018, 216 rigs were contracted in the segment.  Based on prior early termination notices, early termination revenue is expected to be approximately $2.2 million during the third fiscal quarter of 2018.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$32,983	$36,235
Direct operating expenses	23,595	26,023
General and administrative expense	1,106	902
Depreciation	2,833	3,398
Segment operating income	$5,449	$5,912
Operating Statistics:
Revenue days	450	595
Average rig revenue per day	$33,583	$36,006
Average rig expense per day	$24,079	$25,189
Average rig margin per day	$9,504	$10,817
Rig utilization	63%	77%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.2 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively.

Average rig revenue per day,  average rig margin per day and segment operating income decreased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to a different mix of rigs operating at full dayrate and rigs on standby during the comparable periods.  Revenue days declined during the second quarter of fiscal 2018 compared to fiscal 2017 due to the sale of a rig during the second quarter of fiscal 2017 and a rig working in the second quarter of fiscal 2017 that was idle during the second quarter of fiscal 2018.  The idle rig is scheduled to return to work in the third quarter of fiscal 2018.  While our activity and margins declined year-over-year, segment operating income benefited from lower depreciation expense.

At the end of March 31, 2018 and March 31, 2017, six of our available eight platform rigs were contracted.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$52,459	$34,757
Direct operating expenses	39,249	32,181
General and administrative expense	832	920
Depreciation	13,073	12,633
Segment operating loss	$(695)	$(10,977)
Operating Statistics:
Revenue days	1,530	870
Average rig revenue per day	$32,796	$37,340
Average rig expense per day	$24,263	$33,649
Average rig margin per day	$8,533	$3,691
Rig utilization	45%	25%

The International Land segment had an operating loss of $0.7 million for the second quarter of fiscal 2018 compared to an operating loss of $11.0 million in the same period of fiscal 2017.  Included in International land revenues for the three months ended March 31, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $2.3 million in each period.

Average rig margin per day increased $4,842 to $8,533 primarily due to increased activity which resulted in fixed costs being spread over a greater number of revenue days.  Our activity has increased year-over-year primarily in response to higher commodity prices.  The average number of active rigs was 17.0 during the second quarter of fiscal 2018 compared to 9.7 during the second quarter of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the three months ended March 31, 2018 and 2017, we incurred $4.4 million and $2.7 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $48.3 million in the three months ended March 31, 2018 compared to $33.5 million in the three months ended March 31, 2017.  The $14.8 million increase in fiscal 2018 is primarily attributable to additions in employee count during fiscal 2018 and the second half of fiscal 2017 and the acquisition of two companies since March 31, 2017.  This has resulted in an increase in employee compensation, including taxes and benefits and stock-based compensation, compared to the same period in 2017.

We had an income tax benefit of $3.9 million in the second quarter of fiscal 2018 (of which approximately $1.4 million is attributed to the estimated re-measurement of our net deferred tax liability due to the enactment of the Tax Cuts and Jobs Act) compared to an income tax benefit of $21.8 million in the second quarter of fiscal 2017.  Our blended statutory federal income tax rate for fiscal 2018 is approximately 24.5% (before incremental state and foreign taxes).

Six Months Ended March 31, 2018 vs. Six Months Ended March 31, 2017

We reported income from continuing operations of $499.0 million ($4.53 per diluted share) from operating revenues of $1.1 billion for the six months ended March 31, 2018 compared with a loss from continuing operations of $83.0 million ($0.77 loss per diluted share) from operating revenues of $773.9 million for the first six months of fiscal year 2017.  Included in net income for the six months ended March 31, 2018 and 2017 are losses from discontinued operations of $10.8 million ($0.10 loss per diluted share) and $0.9 million ($0.01 loss per diluted share), respectively.  Including discontinued operations, we recorded net income of $488.2 million ($4.43 per diluted share) for the six months ended March 31, 2018 compared to a net loss of $83.9 million ($0.78 loss per diluted share) for the six months ended March 31, 2017.  Income from continuing operations for the six months ended March 31, 2018 includes a $501.8 million tax benefit due to lower tax rates as a result of the Tax Cuts and Jobs Act legislation enacted December 22, 2017.  Income from continuing operations for the six months ended March 31, 2018 includes approximately $8.0 million ($0.07 per diluted share) of after-tax gains from the sale of assets.  The net loss for the six months ended March 31, 2017 inclues approximately $10.6 million ($0.10 per diluted share) of after-tax gains from the sale of assets.

The following tables summarize operations by reportable operating segment for the six months ended March 31, 2018 and 2017.  Operating statistics in the tables exclude the effects of offshore platform and international management contracts, and do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Consolidated Condensed Financial Statements.

	Six Months Ended March 31,
	2018	2017
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$944,369	$594,603
Direct operating expenses	616,752	408,855
General and administrative expense	28,004	24,215
Depreciation	247,793	244,271
Segment operating income (loss)	$51,820	$(82,738)
Operating Statistics:
Revenue days	37,028	22,950
Average rig revenue per day	$22,666	$23,564
Average rig expense per day	$13,818	$15,438
Average rig margin per day	$8,848	$8,126
Rig utilization	58%	36%

The U.S. Land segment had operating income of $51.8 million for the first six months of fiscal 2018 compared to an operating loss of $82.7 million in the same period of fiscal 2017.  Revenues were $944.4 million and $594.6 million in the first six months of fiscal 2018 and 2017, respectively.  Included in U.S. land revenues for the six months ended March 31, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $105.1 million and $53.8 million, respectively.  Also included in revenue for the six months ended March 31, 2018 is early termination revenue of $8.3 million compared to $14.7 million during the same period of fiscal 2017.

Excluding early termination per day revenue of $225 and $642 for the first six months of fiscal 2018 and 2017, respectively, average rig revenue per day decreased by $481 to $22,441.  The favorable impact of improving spot pricing was more than offset by long term contracts ending that were priced years ago during strong markets.  Our activity has increased year-over-year primarily in response to higher commodity prices.

Rig utilization in our U.S. Land segment increased to 58 percent for the first six months of fiscal 2018 compared to 36 percent for the first six months of fiscal 2017.  U.S. land rig revenue days for the first six months of fiscal 2018 were 37,028 compared with 22,950 for the same period of fiscal 2017, with an average of 203.5 and 126.1 rigs working, respectively.

Average expense per day decreased  $1,620 to $13,818 for the six months ended March 31, 2018 compared to the same period ended March 31, 2017.  The decrease is primarily due to lower start-up expenses incurred during fiscal 2018 as compared to fiscal 2017, as well as a smaller base of revenue days in fiscal 2017 over which to spread those start-up costs.  During fiscal 2017, we incurred more start-up expenses related to rigs returning to work during the year and for rigs that commenced work in April 2017 compared to start-up expenses incurred in the first six months of fiscal 2018.  Additionally, more rigs were idle in the first half of fiscal 2017 which resulted in greater fixed costs coupled with a smaller base of revenue days over which to spread those fixed costs.

Excluding abandonments, depreciation increased by $8.4 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017.  The increase is primarily due to capital expenditures in the previous fiscal year.  As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This resulted in abandonments of $14.3 million for the six months ended March 31, 2018 compared to $19.1 million for the six months ended March 31, 2017.

At March 31, 2018, 213 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 213 contracted rigs, 125 were under fixed term contracts and 88 were working in the spot market.  As of April 26, 2018, 216 rigs were contracted in the segment.  Based on prior early termination notices, early termination revenue is expected to be approximately $2.2 million during the third fiscal quarter of 2018.

	Six Months Ended March 31,
	2018	2017
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$66,349	$70,047
Direct operating expenses	44,717	48,868
General and administrative expense	2,271	1,818
Depreciation	5,187	6,665
Segment operating income	$14,174	$12,696
Operating Statistics:
Revenue days	910	1,239
Average rig revenue per day	$34,692	$33,569
Average rig expense per day	$23,737	$22,929
Average rig margin per day	$10,955	$10,640
Rig utilization	63%	77%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $9.3 million and $10.5 million for the first six months ended March 31, 2018 and 2017, respectively.

Average rig revenue per day,  average rig margin per day and segment operating income increased in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 primarily due to a greater proportion of rigs performing drilling operations at full operating dayrates compared to rigs contracted a lower standby rates.  Revenue days declined during the first six months of fiscal 2018 compared to the first six months of fiscal 2017 due to the sale of a rig during the second quarter of fiscal 2017 and a rig working in the first six months of fiscal 2017 that was idle during the first six months of fiscal 2018.  The idle rig is scheduled to return to work in the third quarter of fiscal 2018.

At the end of March 31, 2018 and March 31, 2017, six of our available eight platform rigs were contracted.

	Six Months Ended March 31,
	2018	2017
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$115,673	$102,788
Direct operating expenses	85,986	85,531
General and administrative expense	1,964	1,589
Depreciation	24,884	25,820
Segment operating income (loss)	$2,839	$(10,152)
Operating Statistics:
Revenue days	3,117	2,027
Average rig revenue per day	$35,465	$47,923
Average rig expense per day	$25,497	$38,936
Average rig margin per day	$9,968	$8,987
Rig utilization	45%	29%

The International Land segment had an operating income of $2.8 million for the first six months of fiscal 2018 compared to an operating loss of $10.2 million in the same period of fiscal 2017.  Included in International land revenues for the six months ended March 31, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $5.1 million and $5.6 million, respectively.  Also included is $4.7 million of early termination revenue during the six months ended March 31, 2017.

Excluding early termination per day revenue of $2,332 in the first six months of fiscal 2017, average rig margin per day increased $3,313 to $9,968.  Our activity has increased year-over-year primarily in response to higher commodity prices.  During the first six months of fiscal 2018, the average number of active rigs was 17.1 compared to 11.1 rigs in the first six months of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the six months ended March 31, 2018 and 2017, we incurred $7.7 million and $5.5 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $94.9 million in the six months ended March 31, 2018 compared to $67.8 million in the six months ended March 31, 2017.  The $27.1 million increase in fiscal 2018 is primarily attributable to additions in employee count during fiscal 2018 and the second half of fiscal 2017 and the acquisition of two companies since March 31, 2017.  This has resulted in an increase in employee compensation, including taxes and benefits and stock-based compensation, compared to the same period in 2017.

We had an income tax benefit of $504.6 million in the first six months of fiscal 2018 (of which approximately $501.8 million is attributed to the estimated re-measurement of our net deferred tax liability due to the enactment of the Tax Cuts and Jobs Act) compared to an income tax benefit of $40.1 million in the first six months of fiscal 2017.  Our blended statutory federal income tax rate for fiscal 2018 is approximately 24.5% (before incremental state and foreign taxes).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $334.8 million at March 31, 2018 from $521.4 million at September 30, 2017. The following table provides a summary of cash flows:

	Six Months Ended
	March 31,
	2018	2017
		As adjusted
	(in thousands)
Net cash provided (used) by:

Operating activities	$196,994	$150,278
Investing activities	(226,026)	(165,743)
Financing activities	(157,579)	(148,350)
Decrease in cash and cash equivalents	$(186,611)	$(163,815)

Operating activities

Cash flows from operating activities were approximately $197.0 million for the six months ended March 31, 2018 compared to approximately $150.3 million for the same period ended March 31, 2017.    The increase was primarily driven by increases in activity and rig margins.  As the Company experienced increasing activity and revenue levels, changes in working capital, especially in accounts receivable, had an unfavorable impact on net cash provided by operating activities during both periods.

Investing activities

Capital expenditures during the six months ended March 31, 2018 were $191.2 million compared to $175.3 million during the six months ended March 31, 2017. During fiscal 2018, we paid $47.9 million, net of cash acquired, for Magnetic Variation Services, LLC, a drilling technology company.

Financing activities

Cash used in financing activities for the first six months of fiscal 2018 was comprised primarily of dividends paid of $153.4 million.

Other Liquidity

Our operating cash requirements, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig upgrade construction program, for fiscal 2018 are expected to be funded through cash and cash provided from operating activities.  However, there can be no assurance that we will in all instances generate sufficient cash flows from operating activities to meet all of our anticipated expenditures.  If needed, we may decide to obtain additional funding from our $300 million revolving credit facility, which does not mature until July 13, 2021.  As mentioned in Note 9, we had $260.7 million available to borrow under this revolving credit facility as of March 31, 2018.  In addition, we have access as needed to the public debt markets as a result of the strength of our Balance Sheet and our investment grade credit ratings.  Our indebtedness totaled $493.4 million at March 31, 2018, however, the debt does not mature until March 19, 2025.  For additional information regarding debt agreements, refer to Note 9 of the Consolidated Condensed Financial Statements.

Backlog

Our contract drilling backlog, being the expected future revenue from both executed contracts with original terms in excess of one year and binding letters of intent for contracts of similar duration, as of March 31, 2018 and September 30, 2017 was $1.3 billion.  Approximately 61.3 percent of the March 31, 2018 backlog is not reasonably expected to be filled in fiscal 2018.  Included in backlog at March 31, 2018 and September 30, 2017, is early termination revenue of approximately $6.2 million and $14.7 million, respectively, that is expected to be recognized after the periods presented in which early termination notice was received prior to the end of the period.

The following table sets forth the total backlog by reportable segment as of March 31, 2018 and September 30, 2017, and the percentage of the March 31, 2018 backlog not reasonably expected to be filled in fiscal 2018:

	Total Backlog
	Revenue
	March 31,	September 30,	Percentage Not Reasonably
Reportable Segment	2018	2017	Expected to be Filled in Fiscal 2018
	(in billions)
U.S. Land	$1.0	$0.9	58.3%
Offshore	—	—	—%
International	0.3	0.4	73.4%
	$1.3	$1.3

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

Capital Resources

With continuing improvements in market conditions, our capital spending for fiscal 2018 is estimated to be in the range of approximately $400 million to $450 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the future enhancement of our existing fleet.  Capital expenditures were $191.2 million and $175.3 million for the first six months of fiscal 2018 and 2017, respectively.  During fiscal 2018, we continued to upgrade existing rigs to meet customer demands for additional capabilities.

There were no other significant changes in our financial position since September 30, 2017.

MATERIAL COMMITMENTS

Material commitments as reported in our 2017 Annual Report on Form 10-K have not changed significantly at March 31, 2018.

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are not operating in any country that is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.  However, estimates from other published sources may indicate that Argentina is a highly inflationary country.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.

In December 2015, the Argentine peso experienced a sharp devaluation resulting in an aggregate foreign currency loss of $8.5 million for the three months ended December 31, 2015.  Subsequent to the devaluation, the Argentine peso stabilized and the Argentine Foreign Exchange Market controls now place fewer restrictions on repatriating U.S. dollars.  These changes have reduced our current foreign currency exchange rate risk in Argentina.  For the six months ended March 31, 2018 and 2017, we experienced aggregate foreign currency losses of $1.4 million and $2.0 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars in Argentina or elsewhere which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2018, approximately 10.1 percent of our consolidated operating revenues were generated from the international contract drilling business. During the six months ended March 31, 2018, approximately 95.8 percent of the international operating revenues were from operations in South America. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2017.  In order to update these risk factors for developments that have occurred during the first six months of fiscal 2018, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 5 to the Consolidated Condensed Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the six months ended March 31, 2018, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) the Consolidated Condensed Statements of Operations, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 4, 2018	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	May 4, 2018	By:	/S/ JUAN PABLO TARDIO
Juan Pablo Tardio, Chief Financial Officer
(Principal Financial Officer)