Form 10-Q
period 2018-06-30
Helmerich & Payne, Inc.
filed 2018-08-01
CIK 46765

Icmai

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 31, 2018
Common Stock, $0.10 par value	108,943,754

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	September 30,
	2018	2017
	(in thousands)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$306,426	$521,375
Short-term investments	44,279	44,491
Accounts receivable, net of allowance of $5,786 and $5,721, respectively	565,321	477,074
Inventories	152,109	137,204
Prepaid expenses and other	65,343	55,120
Current assets - discontinued operations	—	3
Total current assets	1,133,478	1,235,267
NONCURRENT ASSETS:
Investments	92,702	84,026
Property, plant and equipment, net	4,883,378	5,001,051
Goodwill	69,496	51,705
Intangible assets, net	75,564	50,785
Other assets	11,254	17,154
Total noncurrent assets	5,132,394	5,204,721

TOTAL ASSETS	$6,265,872	$6,439,988

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$143,732	$135,628
Accrued liabilities	237,935	208,683
Current liabilities - discontinued operations	1	74
Total current liabilities	381,668	344,385
NONCURRENT LIABILITIES:
Long-term debt less unamortized discount and debt issuance costs	493,700	492,902
Deferred income taxes	833,738	1,332,689
Other	99,727	101,409
Noncurrent liabilities - discontinued operations	14,548	4,012
Total noncurrent liabilities	1,441,713	1,931,012
SHAREHOLDERS’ EQUITY:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,008,961 shares and 111,956,875 shares issued as of June 30, 2018 and September 30, 2017, respectively, and 108,943,554 shares and 108,604,047 shares outstanding as of June 30, 2018 and September 30, 2017, respectively	11,201	11,196
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	494,604	487,248
Retained earnings	4,103,418	3,855,686
Accumulated other comprehensive income	8,942	2,300
	4,618,165	4,356,430
Treasury stock, at cost	(175,674)	(191,839)
Total shareholders’ equity	4,442,491	4,164,591
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,265,872	$6,439,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating revenues
Drilling - U.S. Land	$536,582	$405,516	$1,480,951	$1,000,119
Drilling - Offshore	37,669	33,711	104,018	103,758
Drilling - International Land	63,297	55,075	178,970	157,863
Other	11,324	4,262	26,504	10,697
	648,872	498,564	1,790,443	1,272,437
Operating costs and expenses
Operating costs, excluding depreciation and amortization	444,511	337,463	1,203,150	881,971
Depreciation and amortization	144,579	145,043	433,521	431,667
Research and development	5,479	3,058	13,149	8,585
General and administrative	52,399	42,890	147,272	110,671
Gain on sale of property, plant and equipment	(4,313)	(1,862)	(15,133)	(17,593)
	642,655	526,592	1,781,959	1,415,301
Operating income (loss) from continuing operations	6,217	(28,028)	8,484	(142,864)
Other income (expense)
Interest and dividend income	2,109	1,700	5,680	4,028
Interest expense	(5,993)	(6,364)	(17,794)	(17,503)
Other	28	(911)	437	(350)
	(3,856)	(5,575)	(11,677)	(13,825)
Income (loss) from continuing operations before income taxes	2,361	(33,603)	(3,193)	(156,689)
Income tax provision (benefit)	10,535	(10,478)	(494,028)	(50,537)
(Loss) income from continuing operations	(8,174)	(23,125)	490,835	(106,152)
Income from discontinued operations before income taxes	8,383	3,223	9,127	2,705
Income tax provision	8,217	1,897	19,743	2,233
Income (loss) from discontinued operations	166	1,326	(10,616)	472
NET (LOSS) INCOME	$(8,008)	$(21,799)	$480,219	$(105,680)
Basic earnings per common share:
(Loss) income from continuing operations	$(0.08)	$(0.22)	$4.47	$(0.99)
Income (loss) from discontinued operations	$—	$0.01	$(0.10)	$—
Net (loss) income	$(0.08)	$(0.21)	$4.37	$(0.99)
Diluted earnings per common share:
(Loss) income from continuing operations	$(0.08)	$(0.22)	$4.45	$(0.99)
Income (loss) from discontinued operations	$—	$0.01	$(0.10)	$—
Net (loss) income	$(0.08)	$(0.21)	$4.35	$(0.99)
Weighted average shares outstanding (in thousands):
Basic	108,905	108,572	108,818	108,470
Diluted	108,905	108,572	109,338	108,470

Dividends declared per common share	$0.71	$0.70	$2.11	$2.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net (loss) income	$(8,008)	$(21,799)	$480,219	$(105,680)
Other comprehensive income (loss), net of income taxes:
Unrealized appreciation (depreciation) on securities, net of income taxes of $5,593 and $1,970 at June 30, 2018 and ($4,352) and ($3,150) at June 30, 2017	13,826	(6,899)	5,657	(4,994)
Minimum pension liability adjustments, net of income taxes of $124 and $397 at June 30, 2018 and $209 and $627 at June 30, 2017	337	365	985	1,097
Other comprehensive income (loss)	14,163	(6,534)	6,642	(3,897)
Comprehensive income (loss)	$6,155	$(28,333)	$486,861	$(109,577)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	June 30,
	2018	2017
		As Adjusted
OPERATING ACTIVITIES:
Net income (loss)	$480,219	$(105,680)
Adjustment for income (loss) from discontinued operations	10,616	(472)
Income (loss) from continuing operations	490,835	(106,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	433,521	431,667
Amortization of debt discount and debt issuance costs	798	789
Provision for bad debt	598	3,858
Stock-based compensation	23,472	19,247
Pension settlement charge	—	1,411
Gain from sale of property, plant and equipment	(15,133)	(17,593)
Deferred income tax benefit	(498,491)	(27,798)
Other	3,735	62
Change in assets and liabilities:
Increase in accounts receivable	(87,508)	(62,942)
Increase in inventories	(14,905)	(11,806)
(Increase) decrease in prepaid expenses and other	(5,900)	26,820
Increase in accounts payable	6,513	41,398
Increase (decrease) in accrued liabilities	30,043	(53,456)
Decrease (increase) in deferred income tax liability	(2,511)	3,070
Decrease in other noncurrent liabilities	(6,496)	(8,205)
Net cash provided by operating activities from continuing operations	358,571	240,370
Net cash used in operating activities from discontinued operations	(150)	(115)
Net cash provided by operating activities	358,421	240,255
INVESTING ACTIVITIES:
Capital expenditures	(322,658)	(300,275)
Purchase of short-term investments	(52,159)	(48,958)
Payment for acquisition of business, net of cash acquired	(47,886)	(70,416)
Proceeds from sale of short-term investments	52,470	53,150
Proceeds from asset sales	28,049	17,921
Net cash used in investing activities	(342,184)	(348,578)
FINANCING ACTIVITIES:
Dividends paid	(230,368)	(229,061)
Proceeds from stock option exercises	5,160	10,884
Payments for employee taxes on net settlement of equity awards	(5,978)	(6,274)
Net cash used in financing activities	(231,186)	(224,451)
Net decrease in cash and cash equivalents	(214,949)	(332,774)
Cash and cash equivalents, beginning of period	521,375	905,561
Cash and cash equivalents, end of period	$306,426	$572,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

(in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total
	(in thousands, except per share amounts)
Balance, September 30, 2017	111,957	$11,196	$487,248	$3,855,686	$2,300	3,353	$(191,839)	$4,164,591
Comprehensive income:
Net income				480,219				480,219
Other comprehensive income					6,642			6,642
Dividends declared ($2.11 per share)				(231,932)				(231,932)
Exercise of stock options, net of shares withheld for employee taxes	1	—	(5,147)			(152)	8,503	3,356
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09			872	(555)				317
Stock issued for vested restricted stock, net of shares withheld for employee taxes	51	5	(11,841)			(136)	7,662	(4,174)
Stock-based compensation			23,472					23,472
Balance, June 30, 2018	112,009	$11,201	$494,604	$4,103,418	$8,942	3,065	$(175,674)	$4,442,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Presentation

Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us” and “our” in these Notes to Unaudited Condensed Consolidated Financial Statements refers to Helmerich & Payne, Inc. and its consolidated subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2017 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

As more fully described in our 2017 Annual Report on Form 10-K, our contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed.  For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three and nine months ended June 30, 2018, early termination revenue was approximately $6.0 million and $14.3 million, respectively.  We had $5.1 million and $24.8 million of early termination revenue for the three and nine months ended June 30, 2017, respectively.

Depreciation in the Condensed Consolidated Statements of Operations includes abandonments of $7.0 million and $22.5 million, respectively, for the three and nine months ended June 30, 2018 and $7.7 million and $27.2 million, respectively, for the three and nine months ended June 30, 2017.

During the three months ended June 30, 2018, we have shortened the estimated useful life of certain components of rigs planned for conversion, with a total net book value of $10.4 million, resulting in an increase in depreciation expense during the three months ended June 30, 2018 of approximately $1.0 million. This will also increase the depreciation expense for the next three months by approximately $5.7 million and will decrease the depreciation expense for fiscal years 2019, 2020, 2021, 2022, and 2023 by $1.4 million, $1.7 million, $1.6 million, $0.9 million, and $0.3 million, respectively and thereafter by $0.8 million.

The functional currency for all our foreign operations is the U.S. dollar.  Aggregate foreign currency gains and losses from the translation of monetary assets and liabilities denominated in foreign currency into U.S. dollars are included in direct operating costs and totaled losses of $1.1 million and $2.5 million for the three and nine months ended June 30, 2018, respectively, and $1.3 million and $3.3 million for the three and nine months ended June 30, 2017, respectively.

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a  business combination, at the date of acquisition.  Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis, or when indications of potential impairment exist.  All of our goodwill is within our Other non-reportable business segment.

Intangible assets with indefinite lives are tested for impairment at least annually in the fourth fiscal quarter or if events occur or circumstances change that would indicate that the value of the assets may be impaired.  Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  The following is a summary of our finite-lived and indefinite-lived intangible assets other than goodwill at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Finite-lived intangible asset:
Developed technology	$70,000	$4,422	$51,000	$1,134
Trade name	5,700	166	—	—
Customer relationships	4,000	467	—	—
	$79,700	$5,055	$51,000	$1,134

Indefinite-lived intangible asset:
Trademark	$919		$919

Amortization expense was $1.4 million and $3.9 million for the three and nine months ended June 30, 2018, respectively, and is estimated to be approximately $5.4 million for fiscal 2018.  Estimated intangible amortization is estimated to be approximately $5.8 million for each of the next four succeeding fiscal years and approximately $5.1 million for fiscal 2023.

Recently adopted accounting pronouncements

On October 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The standard requires that all excess tax benefits and deficiencies previously recorded as additional paid-in capital be prospectively recorded in income tax expense.  The adoption of this ASU could cause volatility in the effective tax rate on a quarter by quarter basis due primarily to fluctuations in the Company's stock price and the timing of stock option exercises and vesting of restricted share grants. The standard requires excess tax benefits to be presented as an operating activity on the statement of cash flows rather than as a financing activity.  Excess tax benefits and deficiencies are recorded within the provision for income taxes within the Condensed Consolidated Statements of Operations on a prospective basis as required by the standard; however, we elected to present changes to the statement of cash flows on a retrospective basis as allowed by the standard in order to maintain comparability between fiscal years. As such, prior period cash flows from operations for nine months ended June 30, 2017 has been adjusted to reflect an increase of $4.1 million, with a corresponding decrease to cash flows used in financing activities, compared to amounts previously reported.  The standard also requires taxes paid for employee withholdings to be presented as a financing activity on the statement of cash flows but this requirement had no impact on our total financing activities as this has been the practice historically.  We also elected to account for forfeitures of awards as they occur, instead of estimating a forfeiture amount. We recorded a $0.3 million cumulative-effect adjustment to retained earnings for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Disclosures are required when conditions give rise to substantial doubt. Substantial doubt is deemed to exist when it is probable that the company will be unable to meet its obligations within one year from the financial statement issuance date. The new guidance is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. On October 1, 2017, we adopted the ASU with no impact on our condensed consolidated financial statements or the related footnote disclosures.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This update simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  On October 1, 2017, we adopted ASU No. 2015-11 with no impact on our condensed consolidated financial statements.

2.Business Combinations

On December 8, 2017, we completed an acquisition (“MagVAR Acquisition”) of an unaffiliated company, Magnetic Variation Services, LLC (“MagVAR”), which is now a wholly owned subsidiary of the Company.  The operations for MagVAR are included with our Other non-reportable business segment.  At the effective time of the MagVAR Acquisition, MagVAR shareholders received aggregate cash consideration of $47.9 million, net of customary closing adjustments, and certain management members received restricted stock awards covering 213,904 shares of Helmerich & Payne, Inc. common stock.  The grant date fair value of the restricted stock will be amortized to expense over the three year vesting period.  At closing, $6.0 million of the cash consideration was placed in escrow, to be released to the sellers twelve months after the acquisition closing date.  The amount placed in escrow is classified as restricted cash and is included in prepaid expenses and other in the Condensed Consolidated Balance Sheet at June 30, 2018.  Transaction costs related to the MagVAR Acquisition incurred during the nine months ended June 30, 2018 were approximately $1.2 million and are recorded in the Condensed Consolidated Statements of Operations within general and administrative expense.  We recorded revenue of $7.5 million and a net loss of $2.0 million related to MagVAR during the nine months ended June 30, 2018.

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

The MagVAR Acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The following table summarizes the purchase price and the fair values of assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price
Consideration given
Cash consideration	$48,485

Allocation of Purchase Price
Fair value of assets acquired
Current assets	$2,286
Property, plant and equipment	13
Intangible assets	28,700
Goodwill	17,791

Total assets acquired	$48,790

Fair value of liabilities assumed
Current liabilities	$305

Fair value of total assets acquired and liabilities assumed	$48,485

Intangible assets acquired consist of developed technology, a trade name and customer relationships.  The intangible assets will be amortized under a straight-line method over their estimated useful lives ranging from 5 to 20 years.

The methodologies used in valuing the intangible assets include the multi-period excess earnings method for developed technology, the with and without method for customer relationships and the relief-from-royalty method for the trade name.  The excess of the purchase price over the total net identifiable assets has been recorded as goodwill.  Factors comprising goodwill includes the synergies expected from the expanded service capabilities as well as the value of the assembled workforce.  The goodwill is reported within our Other non-reportable business segment and will not be allocated to any other reporting unit.  The goodwill is not subject to amortization, but will be evaluated at least annually for impairment, or more frequently if impairment indicators are present.  The intangible assets and goodwill will be amortized straight line over 15 years for income tax purposes.

The following unaudited pro forma combined financial information is provided for the nine months ended June 30, 2018 and 2017, as though the MagVAR Acquisition had been completed as of October 1, 2016.  These pro forma combined results of operations have been prepared by adjusting our historical results to include the historical results of MagVAR and reflect pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including application of an appropriate income tax to MagVAR’s pre-tax loss.  Additionally, pro forma earnings for the nine months ended June 30, 2018 were adjusted to exclude $0.5 million of after-tax transaction costs.  The unaudited pro forma combined financial information is provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  Future results may vary significantly from the results reflected in this pro forma financial information.

	Pro Forma (unaudited)
	Nine Months Ended June 30,
	2018	2017
	(in thousands)

Revenues	$1,794,131	$1,279,424
Net income (loss)	$480,411	$(104,519)

3.Discontinued Operations

Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.  Expenses incurred for in-country obligations are reported as discontinued operations.    The activity for the three and nine months ended June 30, 2018 was impacted by the devaluation of the Venezuela bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunced an exchange system known as DICOM.  The DICOM floating rate was approximately 115,000 Bolivars per United States dollar at June 30, 2018.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Numerator:
(Loss) income from continuing operations	$(8,174)	$(23,125)	$490,835	$(106,152)
Income (loss) from discontinued operations	166	1,326	(10,616)	472
Net (loss) income	(8,008)	(21,799)	480,219	(105,680)
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(717)	(458)	(4,241)	(1,349)
Numerator for basic earnings per share:
From continuing operations	(8,891)	(23,583)	486,594	(107,501)
From discontinued operations	166	1,326	(10,616)	472
	(8,725)	(22,257)	475,978	(107,029)
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	10	—
Numerator for diluted earnings per share:
From continuing operations	(8,891)	(23,583)	486,604	(107,501)
From discontinued operations	166	1,326	(10,616)	472
	$(8,725)	$(22,257)	$475,988	$(107,029)
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,905	108,572	108,818	108,470
Effect of dilutive shares from stock options and restricted stock	—	—	520	—
Denominator for diluted earnings per share - adjusted weighted-average shares	108,905	108,572	109,338	108,470
Basic earnings per common share:
(Loss) income from continuing operations	$(0.08)	$(0.22)	$4.47	$(0.99)
Income (loss) from discontinued operations	—	0.01	(0.10)	—
Net (loss) income	$(0.08)	$(0.21)	$4.37	$(0.99)
Diluted earnings per common share:
(Loss) income from continuing operations	$(0.08)	$(0.22)	$4.45	$(0.99)
Income (loss) from discontinued operations	—	0.01	(0.10)	—
Net (loss) income	$(0.08)	$(0.21)	$4.35	$(0.99)

We had a net loss for the three months ended June 30, 2018 and three and nine months ended June 30, 2017.  Accordingly, our diluted earnings per share calculation for these periods were equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Shares excluded from calculation of diluted earnings per share	929	1,332	1,585	1,034
Weighted-average price per share	$75.56	$70.82	$68.51	$73.84

5.Financial Instruments and Fair Value Measurement

The estimated fair value of our available-for-sale securities, reflected on our Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs.  The following is a summary of available-for-sale securities, which excludes assets held in a Non-qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
June 30, 2018	$38,473	$39,327	$—	$77,800
September 30, 2017	$38,473	$31,700	$—	$70,173

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

The assets held in the Non-qualified Supplemental Savings Plan are carried at fair value which totaled $15.0 million at June 30, 2018 and $13.9 million at September 30, 2017. The assets are comprised of mutual funds that are measured using Level 1 inputs.

Short-term investments include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Condensed Consolidated Statements of Operations. The securities are recorded at fair value.

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

At June 30, 2018, our financial instruments utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets.  The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion are included in other assets.  For these items, quoted current market prices are readily available.

At June 30, 2018, Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 inputs consist of potential earnout payments associated with the acquisition of MOTIVE Drilling Technologies, Inc. in fiscal 2017.  The valuation techniques used for determining the fair value of the potential earnout payments use a Monte Carlo simulation which evaluates numerous potential earnings and pay out scenarios.

The following table summarizes our assets and liabilities measured at fair value presented in our Condensed Consolidated Balance Sheet as of June 30, 2018:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$1,500	$—	$1,500	$—
Corporate and municipal debt securities	13,794	—	13,794	—
U.S. government and federal agency securities	28,985	28,985	—	—
Total short-term investments	44,279	28,985	15,294	—
Cash and cash equivalents	306,426	306,426	—	—
Investments	77,800	77,800	—	—
Other current assets	34,614	34,614	—	—
Other assets	6,902	6,902	—	—
Total assets measured at fair value	$470,021	$454,727	$15,294	$—

Liabilities:
Contingent earnout liability	$9,402	$—	$—	$9,402

The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)

Net liabilities at beginning of period	$15,702	$—	$14,879	$—
Total gains or losses:
Included in earnings	(175)	14,509	5,148	14,509
Settlements	(6,125)	—	(10,625)	—
Net liabilities at end of period	$9,402	$14,509	$9,402	$14,509

Settlements represent earnout payments that have been earned or paid during the period.

The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2018 and September 30, 2017:

	June 30,	September 30,
	2018	2017
	(in millions)
Carrying value of long-term fixed-rate debt	$493.7	$492.9
Fair value of long-term fixed-rate debt	$516.5	$529.0

The fair value for the $500 million fixed-rate debt was based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.

6.Shareholders’ Equity

The Company has authorization from the Board of Directors for the repurchase of up to four million shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares during the nine months ended June 30, 2018 and 2017.

Components of accumulated other comprehensive income were as follows:

	June 30,	September 30,
	2018	2017
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities	$39,327	$31,700
Unrealized actuarial loss	(27,491)	(28,873)
	$11,836	$2,827
After-tax amounts:
Unrealized appreciation on securities	$25,727	$20,070
Unrealized actuarial loss	(16,785)	(17,770)
	$8,942	$2,300

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at April 1, 2018	$11,901	$(17,122)	$(5,221)
Other comprehensive income before reclassifications	13,826	—	13,826
Amounts reclassified from accumulated other comprehensive income	—	337	337
Net current-period other comprehensive income	13,826	337	14,163
Balance at June 30, 2018	$25,727	$(16,785)	$8,942

	Nine Months Ended June 30, 2018
	Unrealized
	Appreciation
	(Depreciation) on	Defined
	Available-for-sale	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at October 1, 2017	$20,070	$(17,770)	$2,300
Other comprehensive income before reclassifications	5,657	—	5,657
Amounts reclassified from accumulated other comprehensive income	—	985	985
Net current-period other comprehensive income	5,657	985	6,642
Balance at June 30, 2018	$25,727	$(16,785)	$8,942

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statements of Operations:

	Reclassified from		Reclassified from
	Accumulated Other		Accumulated Other
	Comprehensive		Comprehensive
	Income (Loss)		Income (Loss)
	Three Months Ended		Nine Months Ended
Details About Accumulated Other	June 30,		June 30,		Affected Line Item in the Condensed
Comprehensive Income (Loss) Components	2018	2017	2018	2017	Consolidated Statements of Operations
	(in thousands)		(in thousands)
Amortization of net actuarial loss on defined benefit pension plan	$(461)	$(574)	$(1,382)	$(1,724)	General and administrative
	124	209	397	627	Income tax provision
Total reclassifications for the period	$(337)	$(365)	$(985)	$(1,097)	Net of tax

7.Cash Dividends

On June 6, 2018, a cash dividend of $0.71 per share was declared for shareholders of record on August 17, 2018, payable August 31, 2018. The dividend payable is included in accounts payable in the Condensed Consolidated Balance Sheets.    The $0.70 per share cash dividends declared March 7, 2018 and December 5, 2017, were paid June 1, 2018 and March 1, 2018, respectively.

8.Stock-Based Compensation

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors.  Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding in the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan (collectively the "2010 Plan") remain subject to the terms and conditions of those plans. During the nine months ended June 30, 2018, there were 690,947 non-qualified stock options and 411,271 shares of restricted stock awards granted under the 2016 Plan.  An additional 213,904 of restricted stock grants were awarded outside of the 2016 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Compensation expense
Stock options	$1,815	$1,934	$5,887	$5,455
Restricted stock	6,111	4,834	17,585	13,792
	$7,926	$6,768	$23,472	$19,247

STOCK OPTIONS

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the nine months ended June 30, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.2%	2.0%
Expected stock volatility	36.1%	38.9%
Dividend yield	4.7%	3.7%
Expected term (in years)	6.0	5.5

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

A summary of stock option activity under all existing long-term incentive plans for the three and nine months ended June 30, 2018 is presented in the following tables:

	Three Months Ended June 30, 2018
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in millions)
Outstanding at April 1, 2018	3,721	$58.15
Granted	24	68.90
Exercised	(66)	56.02
Forfeited/Expired	(59)	68.70
Outstanding at June 30, 2018	3,620	$58.08	5.96	$31.5
Vested and expected to vest at June 30, 2018	3,620	$58.08	5.96	$31.5
Exercisable at June 30, 2018	2,308	$55.61	4.44	$25.8

	Nine Months Ended
	June 30, 2018
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at October 1, 2017	3,278	$56.41
Granted	691	59.01
Exercised	(290)	39.20
Forfeited/Expired	(59)	68.70
Outstanding at June 30, 2018	3,620	$58.08

The weighted-average fair value of options granted in the first, second and third quarters of fiscal 2018 was $12.94,  $17.78 and $17.82, respectively.

The total intrinsic value of options exercised during the three and nine months ended June 30, 2018 was $1.0 million and $6.6 million, respectively.

As of June 30, 2018, the unrecognized compensation cost related to stock options was $9.3 million which is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date.  As of June 30, 2018, there was $41.0 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of our restricted stock awards as of June 30, 2018 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended
	June 30, 2018
		Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value per Share
Unvested at October 1, 2017	659	$70.76
Granted	625	59.52
Vested (1)	(258)	71.16
Forfeited	(19)	68.98
Unvested on June 30, 2018	1,007	$63.72

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

9.Debt

At June 30, 2018 and September 30, 2017, we had the following unsecured long-term debt outstanding:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	September 30,	June 30,	September 30,
	2018	2017	2018	2017
	(in thousands)
Unsecured senior notes issued March 19, 2015:
Due March 19, 2025	$500,000	$500,000	$(6,300)	$(7,098)
	500,000	500,000	(6,300)	(7,098)
Less long-term debt due within one year	—	—	—	—
Long-term debt	$500,000	$500,000	$(6,300)	$(7,098)

On March 19, 2015, we issued $500 million of 4.65 percent 10-year unsecured senior notes.  Interest is payable semi-annually on March 15 and September 15.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective interest method.

We have a $300 million unsecured revolving credit facility which will mature on July 13, 2021.  The credit facility has $75 million available to use as letters of credit. The majority of any borrowings under the facility would accrue interest at a spread over the London Interbank Offered Rate (“LIBOR”). We also pay a commitment fee based on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined according to a scale based on a ratio of our total debt to total capitalization. The spread over LIBOR ranges from 1.125 percent to 1.75 percent per annum and commitment fees range from .15 percent to .30 percent per annum. Based on our debt to total capitalization on June 30, 2018, the spread over LIBOR and commitment fees would be 1.125 percent and .15 percent, respectively. There is one financial covenant in the facility which requires us to maintain a funded leverage ratio (as defined) of less than 50 percent. The credit facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality including a limitation that priority debt (as defined in the agreement) may not exceed 17.5% of the net worth of the Company.  As of June 30, 2018, the Company had no borrowings against the line, but there were three letters of credit outstanding in the amount of $39.3 million.  Two of these letters of credit in the amount of $29.3 million supports self-insured losses under the Company’s high deductible casualty insurance programs and the remaining $10.0 million letter of credit supports an operating line of credit with a bank in Argentina.  As a result, at June 30, 2018, we had $260.7 million available to borrow under our $300 million unsecured credit facility.

At June 30, 2018, we had a $12 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international operations.  The Company currently has one bond issued under this line which is in a foreign currency and was valued at $2 million on June 30, 2018.  The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2018, we were in compliance with all debt covenants.

10.  Income Taxes

Our income tax provision (benefit) for the first nine months of fiscal 2018 and 2017 was ($494.0) million and ($50.5) million, respectively, resulting in effective tax rates of 15,472.2 percent and 32.3 percent, respectively.  Our income tax provision (benefit) for the three months ended June 30, 2018 and 2017 was $10.5 million and ($10.5) million, respectively, resulting in effective tax rates of 446.2 percent and 31.2 percent, respectively.  The effective tax rate for the nine months ended June 30, 2018 was impacted by discrete income tax adjustments related to the reduction of the federal statutory corporate income tax rate as part of the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017 and an increase in the deferred state income tax rate.  The total related discrete income tax provision (benefit) recorded for these items for the nine and three months ended June 30, 2018 was ($491.4) million and $10.4 million, respectively.  In addition, effective tax rates differ from the U.S. federal statutory rate (24.5 percent for fiscal 2018 and 35.0 percent for fiscal 2017) due to non-deductible permanent items and state and foreign income taxes.

At June 30, 2018, we have not completed our accounting for all of the tax effects of the Act; however, we recorded a tax expense of $0.7 million related to the provisional tax benefit recorded under Staff Accounting Bulletin No. 118 at March 31, 2017.  This additional tax relates to the re-measurement of the estimated fiscal year 2018 ending deferred tax balances.  In addition, we considered the impact of the statutory changes enacted by the Act, including those provisions effective for fiscal 2018, in our estimated annual effective tax rate and have recorded provisional amounts, based on reasonable estimates, in our income tax provision for the nine and three months ended June 30, 2018.  These items include deductibility of certain employee fringe benefits and state income tax adjustments related to the Act.  We continue to gather information related to these items and are waiting for further guidance from the Internal Revenue Service and state taxing authorities.

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

11.Commitments and Contingencies

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At June 30, 2018, we had purchase commitments for equipment, parts and supplies of approximately $97.5 million.

We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business.  We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. (“HPIDC”) and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No gain contingencies were recognized in our Condensed Consolidated Financial Statements.

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

Summarized financial information of our reportable segments for the three months ended June 30, 2018 and 2017 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2018
Contract Drilling
U.S. Land	$536,582	$599	$537,181	$34,339
Offshore	37,669	—	37,669	3,780
International Land	63,297	—	63,297	4,332
	637,548	599	638,147	42,451
Other	11,324	303	11,627	(7,226)
	648,872	902	649,774	35,225
Eliminations	—	(902)	(902)	—
Total	$648,872	$—	$648,872	$35,225

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2017
Contract Drilling
U.S. Land	$405,516	$—	$405,516	$(7,980)
Offshore	33,711	—	33,711	6,456
International Land	55,075	—	55,075	4,927
	494,302	—	494,302	3,403
Other	4,262	222	4,484	(2,569)
	498,564	222	498,786	834
Eliminations	—	(222)	(222)	—
Total	$498,564	$—	$498,564	$834

Summarized financial information of our reportable segments for the nine months ended June 30, 2018 and 2017 is shown in the following tables:

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2018
Contract Drilling
U.S. Land	$1,480,951	$634	$1,481,585	$86,159
Offshore	104,018	—	104,018	17,954
International Land	178,970	—	178,970	7,171
	1,763,939	634	1,764,573	111,284
Other	26,504	775	27,279	(21,558)
	1,790,443	1,409	1,791,852	89,726
Eliminations	—	(1,409)	(1,409)	—
Total	$1,790,443	$—	$1,790,443	$89,726

				Segment
	External	Inter-	Total	Operating
(in thousands)	Sales	Segment	Sales	Income (Loss)
June 30, 2017
Contract Drilling
U.S. Land	$1,000,119	$—	$1,000,119	$(90,718)
Offshore	103,758	—	103,758	19,152
International Land	157,863	—	157,863	(5,225)
	1,261,740	—	1,261,740	(76,791)
Other	10,697	638	11,335	(5,752)
	1,272,437	638	1,273,075	(82,543)
Eliminations	—	(638)	(638)	—
Total	$1,272,437	$—	$1,272,437	$(82,543)

The following table reconciles segment operating income (loss) per the table above to income (loss) from continuing operations before income taxes as reported on the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Segment operating income (loss)	$35,225	$834	$89,726	$(82,543)
Income from asset sales	4,313	1,862	15,133	17,593
Corporate general and administrative costs and corporate depreciation	(33,321)	(30,724)	(96,375)	(77,914)
Operating income (loss)	6,217	(28,028)	8,484	(142,864)
Other income (expense)
Interest and dividend income	2,109	1,700	5,680	4,028
Interest expense	(5,993)	(6,364)	(17,794)	(17,503)
Other	28	(911)	437	(350)
Total unallocated amounts	(3,856)	(5,575)	(11,677)	(13,825)
Income (loss) from continuing operations before income taxes	$2,361	$(33,603)	$(3,193)	$(156,689)

The following table presents total assets by reportable segment:

	June 30,	September 30,
	2018	2017
	(in thousands)

Total assets
U.S. Land	$4,977,734	$4,967,074
Offshore	98,473	99,533
International Land	388,427	413,392
Other	182,731	133,085
	5,647,365	5,613,084
Investments and corporate operations	618,507	826,901
Total assets from continuing operations	6,265,872	6,439,985
Discontinued operations	—	3
	$6,265,872	$6,439,988

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating Revenues
United States	$585,126	$443,489	$1,610,319	$1,114,574
Argentina	50,272	43,167	148,901	114,516
Colombia	10,639	9,356	22,872	27,579
Other Foreign	2,835	2,552	8,351	15,768
Total	$648,872	$498,564	$1,790,443	$1,272,437

13.Pensions and Other Post-retirement Benefits

The following provides information at June 30, 2018 related to the Company-sponsored domestic defined benefit pension plan:

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Interest cost	$1,013	$975	$3,041	$2,925
Expected return on plan assets	(1,386)	(1,298)	(4,158)	(3,896)
Recognized net actuarial loss	461	574	1,382	1,724
Settlement	—	1,411	—	1,411
Net pension expense	$88	$1,662	$265	$2,164

Employer Contributions

We did not contribute to the Pension Plan during the nine months ended June 30, 2018. We could make contributions for the remainder of fiscal 2018 to fund distributions in lieu of liquidating assets.

14.Supplemental Cash Flow Information

Capital expenditures on the Condensed Consolidated Statements of Cash Flows do not include additions which have been incurred but not paid for as of the end of the period.  The following table reconciles total capital expenditures incurred to total capital expenditures in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	June 30,
	2018	2017
	(in thousands)

Capital expenditures incurred	$321,588	$315,735
Additions incurred in prior year but paid for in current year	20,004	9,465
Additions incurred but not paid for as of the end of the period	(18,934)	(24,925)
Capital expenditures per the Condensed Consolidated Statements of Cash Flows	$322,658	$300,275

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

Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.

For the nine months ended June 30, 2018 and 2017, we experienced aggregate foreign currency losses of $2.5 million and $3.3 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2018, approximately 10.0 percent of our operating revenues were generated from international locations in our contract drilling business.  During the nine months ended June 30, 2018, approximately 96.0 percent of operating revenues from international locations were from operations in South America.  Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

16.Recently Issued Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02,  Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update relates to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act. The guidance permits the reclassification of certain income tax effects of the Act from Other Comprehensive Income to Retained Earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods; retrospective to each period (or periods) in which the income tax effects of the Act related to the items remaining in Other Comprehensive Income are recognized or at the beginning of the period of adoption.  We are currently evaluating the impact that the guidance may have on our consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification.  This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating what impact the adoption of this guidance will have on our financial statements and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU No. 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted.  We will adopt the standard on October 1, 2018.  We do not expect the new guidance to have a material impact on our financial condition or results of operation.

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

In October 2016, the FASB issued ASU No. 2016-16,  Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.  The ASU eliminates the exception to defer the tax effect for all intra-entity sales of assets other than inventory until the transferred asset is sold to a third party or otherwise recovered through use.  As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.  Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.  This update is effective for annual and interim periods beginning after December 15, 2017.  We are currently evaluating what impact the adoption of this guidance will have on our financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. We will adopt the standard on October 1, 2018.  We are currently assessing the impact this standard will have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income/(loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019.  We are currently evaluating what impact the adoption of this guidance will have on our financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842):  Amendments to the FASB Accounting Standards Codification. The amendments require an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606):  A new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We have not yet adopted nor selected a transition method and are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.

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

In connection with the notes, we are providing the following condensed consolidating financial information in accordance with the Securities and Exchange Commission disclosure requirements, so that separate financial statements of the issuer are not required to be filed. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

Condensed consolidating financial information for the issuer, Helmerich & Payne International Drilling Co., and parent, guarantor, Helmerich & Payne, Inc. is shown in the tables below.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$574,252	$74,647	$(27)	$648,872
Operating costs and other	4,240	557,994	80,639	(218)	642,655

Operating (loss) income from continuing operations	(4,240)	16,258	(5,992)	191	6,217

Other income, net	196	1,854	278	(191)	2,137
Interest expense	(108)	(5,117)	(768)	—	(5,993)
Equity in net loss of subsidiaries	(4,883)	(2,093)	—	6,976	—
(Loss) income from continuing operations before income taxes	(9,035)	10,902	(6,482)	6,976	2,361

Income tax (benefit) provision	(1,027)	17,384	(5,822)	—	10,535
Loss from continuing operations	(8,008)	(6,482)	(660)	6,976	(8,174)

Income from discontinued operations before income taxes	—	—	8,383	—	8,383
Income tax provision	—	—	8,217	—	8,217
Income from discontinued operations	—	—	166	—	166

Net loss	$(8,008)	$(6,482)	$(494)	$6,976	$(8,008)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(8,008)	$(6,482)	$(494)	$6,976	$(8,008)
Other comprehensive (loss) income, net of income taxes:
Unrealized depreciation on securities, net	—	13,826	—	—	13,826
Minimum pension liability adjustments, net	101	236	—	—	337
Other comprehensive income	101	14,062	—	—	14,163
Comprehensive (loss) income	$(7,907)	$7,580	$(494)	$6,976	$6,155

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$439,227	$59,355	$(18)	$498,564
Operating costs and expenses	3,364	463,220	60,224	(216)	526,592

Operating loss from continuing operations	(3,364)	(23,993)	(869)	198	(28,028)

Other (expense) income, net	(4)	2,052	(1,061)	(198)	789
Interest expense	(87)	(5,294)	(983)	—	(6,364)
Equity in net loss of subsidiaries	(19,510)	(85)	—	19,595	—
Loss from continuing operations before income taxes	(22,965)	(27,320)	(2,913)	19,595	(33,603)

Income tax benefit	(1,166)	(7,360)	(1,952)	—	(10,478)
Loss from continuing operations	(21,799)	(19,960)	(961)	19,595	(23,125)

Income from discontinued operations before income taxes	—	—	3,223	—	3,223
Income tax provision	—	—	1,897	—	1,897
Income from discontinued operations	—	—	1,326	—	1,326

Net (loss) income	$(21,799)	$(19,960)	$365	$19,595	$(21,799)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(21,799)	$(19,960)	$365	$19,595	$(21,799)
Other comprehensive (loss) income, net of income taxes:
Unrealized depreciation on securities, net	—	(6,899)	—	—	(6,899)
Minimum pension liability adjustments, net	104	261	—	—	365
Other comprehensive income (loss)	104	(6,638)	—	—	(6,534)
Comprehensive (loss) income	$(21,695)	$(26,598)	$365	$19,595	$(28,333)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(in thousands)

	Nine Months Ended June 30, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,584,970	$205,537	$(64)	$1,790,443
Operating costs and other	12,627	1,542,815	227,186	(669)	1,781,959

Operating (loss) income from continuing operations	(12,627)	42,155	(21,649)	605	8,484

Other income, net	477	5,226	1,019	(605)	6,117
Interest expense	(274)	(15,368)	(2,152)	—	(17,794)
Equity in net income of subsidiaries	494,574	3,191	—	(497,765)	—
Income (loss) from continuing operations before income taxes	482,150	35,204	(22,782)	(497,765)	(3,193)

Income tax provision (benefit)	1,931	(459,571)	(36,388)	—	(494,028)
Income from continuing operations	480,219	494,775	13,606	(497,765)	490,835

Income from discontinued operations before income taxes	—	—	9,127	—	9,127
Income tax provision	—	—	19,743	—	19,743
Loss from discontinued operations	—	—	(10,616)	—	(10,616)

Net income	$480,219	$494,775	$2,990	$(497,765)	$480,219

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Nine Months Ended June 30, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net income	$480,219	$494,775	$2,990	$(497,765)	$480,219
Other comprehensive income, net of income taxes:
Unrealized apreciation on securities, net	—	5,657	—	—	5,657
Minimum pension liability adjustments, net	295	690	—	—	985
Other comprehensive income	295	6,347	—	—	6,642
Comprehensive income	$480,514	$501,122	$2,990	$(497,765)	$486,861

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,103,877	$168,611	$(51)	$1,272,437
Operating costs and other	10,124	1,218,266	187,588	(677)	1,415,301

Operating loss from continuing operations	(10,124)	(114,389)	(18,977)	626	(142,864)

Other (expense) income, net	(3)	4,885	(578)	(626)	3,678
Interest expense	(260)	(15,151)	(2,092)	—	(17,503)
Equity in net loss of subsidiaries	(99,179)	(10,874)	—	110,053	—
Loss from continuing operations before income taxes	(109,566)	(135,529)	(21,647)	110,053	(156,689)

Income tax (benefit)	(3,886)	(37,320)	(9,331)	—	(50,537)
Loss from continuing operations	(105,680)	(98,209)	(12,316)	110,053	(106,152)

Income from discontinued operations before income taxes	—	—	2,705	—	2,705
Income tax provision	—	—	2,233	—	2,233
Income from discontinued operations	—	—	472	—	472

Net loss	$(105,680)	$(98,209)	$(11,844)	$110,053	$(105,680)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Nine Months Ended June 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net loss	$(105,680)	$(98,209)	$(11,844)	$110,053	$(105,680)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(4,994)	—	—	(4,994)
Minimum pension liability adjustments, net	316	781	—	—	1,097
Other comprehensive income (loss)	316	(4,213)	—	—	(3,897)
Comprehensive loss	$(105,364)	$(102,422)	$(11,844)	$110,053	$(109,577)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	June 30, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,027)	$292,439	$15,014	$—	$306,426
Short-term investments	—	44,279	—	—	44,279
Accounts receivable, net of allowance	(164)	482,746	82,855	(116)	565,321
Inventories	—	119,043	33,066	—	152,109
Prepaid expenses and other	15,707	13,353	37,101	(818)	65,343
Total current assets	14,516	951,860	168,036	(934)	1,133,478

Investments	14,902	77,800	—	—	92,702
Property, plant and equipment, net	48,273	4,520,974	314,131	—	4,883,378
Intercompany	150,255	2,079,427	250,461	(2,480,143)	—
Goodwill	—	—	69,496	—	69,496
Intangible assets, net	—	—	75,564	—	75,564
Other assets	5,162	921	5,171	—	11,254
Investment in subsidiaries	5,970,971	186,724	—	(6,157,695)	—

Total assets	$6,204,079	$7,817,706	$882,859	$(8,638,772)	$6,265,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,019	$55,242	$6,580	$(109)	$143,732
Accrued liabilities	33,009	163,373	42,379	(826)	237,935
Current liabilities - discontinued operations	—	—	1	—	1
Total current liabilities	115,028	218,615	48,960	(935)	381,668

Noncurrent liabilities:
Long-term debt	—	493,700	—	—	493,700
Deferred income taxes	(7,230)	820,472	20,496	—	833,738
Intercompany	1,627,211	277,742	575,090	(2,480,043)	—
Other	26,579	50,569	22,579	—	99,727
Noncurrent liabilities - discontinued operations	—	—	14,548	—	14,548
Total noncurrent liabilities	1,646,560	1,642,483	632,713	(2,480,043)	1,441,713

Shareholders’ equity:
Common stock	11,201	100	—	(100)	11,201
Additional paid-in capital	494,604	52,436	1,040	(53,476)	494,604
Retained earnings	4,103,418	5,890,988	200,146	(6,091,134)	4,103,418
Accumulated other comprehensive income	8,942	13,084	—	(13,084)	8,942
Treasury stock, at cost	(175,674)	—	—	—	(175,674)
Total shareholders’ equity	4,442,491	5,956,608	201,186	(6,157,794)	4,442,491

Total liabilities and shareholders’ equity	$6,204,079	$7,817,706	$882,859	$(8,638,772)	$6,265,872

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	September 30, 2017
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(587)	$508,091	$13,871	$—	$521,375
Short-term investments	—	44,491	—	—	44,491
Accounts receivable, net of allowance	766	411,599	64,714	(5)	477,074
Inventories	—	102,470	34,734	—	137,204
Prepaid expenses and other	12,200	6,383	36,979	(442)	55,120
Current assets - discontinued operations	—	—	3	—	3
Total current assets	12,379	1,073,034	150,301	(447)	1,235,267

Investments	13,853	70,173	—	—	84,026
Property, plant and equipment, net	49,851	4,609,144	342,056	—	5,001,051
Intercompany	90,885	1,746,662	248,540	(2,086,087)	—
Goodwill	—	—	51,705	—	51,705
Intangible assets, net	—	—	50,785	—	50,785
Other assets	4,955	3,839	8,360	—	17,154
Investment in subsidiaries	5,470,050	183,382	—	(5,653,432)	—
Total assets	$5,641,973	$7,686,234	$851,747	$(7,739,966)	$6,439,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,360	$48,679	$4,589	$—	$135,628
Accrued liabilities	26,698	148,491	33,941	(447)	208,683
Current liabilities - discontinued operations	—	—	74	—	74
Total current liabilities	109,058	197,170	38,604	(447)	344,385

Noncurrent liabilities:
Long-term debt	—	492,902	—	—	492,902
Deferred income taxes	(11,201)	1,286,381	57,509	—	1,332,689
Intercompany	1,354,068	210,823	521,096	(2,085,987)	—
Other	25,457	43,471	32,481	—	101,409
Noncurrent liabilities - discontinued operations	—	—	4,012	—	4,012
Total noncurrent liabilities	1,368,324	2,033,577	615,098	(2,085,987)	1,931,012

Shareholders’ equity:
Common stock	11,196	100	—	(100)	11,196
Additional paid-in capital	487,248	52,437	1,039	(53,476)	487,248
Retained earnings	3,855,686	5,396,212	197,006	(5,593,218)	3,855,686
Accumulated other comprehensive income	2,300	6,738	—	(6,738)	2,300
Treasury stock, at cost	(191,839)	—	—	—	(191,839)
Total shareholders’ equity	4,164,591	5,455,487	198,045	(5,653,532)	4,164,591

Total liabilities and shareholders’ equity	$5,641,973	$7,686,234	$851,747	$(7,739,966)	$6,439,988

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2018
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$378	$350,557	$7,486	$—	$358,421

INVESTING ACTIVITIES:
Capital expenditures	(8,725)	(306,278)	(7,655)	—	(322,658)
Purchase of short-term investments	—	(52,159)	—	—	(52,159)
Acquisition of business, net of cash acquired	(47,886)	—	—	—	(47,886)
Proceeds from sale of short-term investments	—	52,470	—	—	52,470
Intercompany transfers	56,611	(56,611)	—	—	—
Proceeds from asset sales	—	26,737	1,312	—	28,049
Net cash used in investing activities	—	(335,841)	(6,343)	—	(342,184)

FINANCING ACTIVITIES:
Intercompany transfers	230,368	(230,368)	—	—	—
Dividends paid	(230,368)	—	—	—	(230,368)
Proceeds from stock option exercises	5,160	—	—	—	5,160
Payments for employee taxes on net settlement of equity awards	(5,978)	—	—	—	(5,978)
Net cash used in financing activities	(818)	(230,368)	—	—	(231,186)

Net (decrease) increase in cash and cash equivalents	(440)	(215,652)	1,143	—	(214,949)
Cash and cash equivalents, beginning of period	(587)	508,091	13,871	—	521,375
Cash and cash equivalents, end of period	$(1,027)	$292,439	$15,014	$—	$306,426

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30, 2017, as adjusted
	Guarantor/	Issuer	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(4,796)	$235,176	$9,875	$—	$240,255

INVESTING ACTIVITIES:
Capital expenditures	(2,344)	(293,946)	(3,985)	—	(300,275)
Purchase of short-term investments	—	(48,958)	—	—	(48,958)
Acquisition of business, net cash received	(70,416)	—	—	—	(70,416)
Proceeds from sale of short-term investments	—	53,150	—	—	53,150
Intercompany transfers	72,760	(72,760)	—	—	—
Proceeds from asset sales	—	17,316	605	—	17,921
Net cash used in investing activities	—	(345,198)	(3,380)	—	(348,578)

FINANCING ACTIVITIES:
Intercompany transfers	229,061	(229,061)	—	—	—
Dividends paid	(229,061)	—	—	—	(229,061)
Proceeds from stock option exercises	10,884	—	—	—	10,884
Payments for employee taxes on net settlement of equity awards	(6,274)	—	—	—	(6,274)
Net cash provided by (used in) financing activities	4,610	(229,061)	—	—	(224,451)

Net (decrease) increase in cash and cash equivalents	(186)	(339,083)	6,495	—	(332,774)
Cash and cash equivalents, beginning of period	(955)	899,028	7,488	—	905,561
Cash and cash equivalents, end of period	$(1,141)	$559,945	$13,983	$—	$572,787

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere herein and the Consolidated Financial Statements and notes thereto included in our 2017 Annual Report on Form 10-K.  Our future operating results may be affected by various trends and factors which are beyond our control. These include, among other factors, fluctuations in natural gas and crude oil prices, the loss of one or a number of our largest customers, early termination of drilling contracts and failure to realize backlog drilling revenue, forfeiture of early termination payments under fixed term contracts due to sustained unacceptable performance, unsuccessful collection of receivables, inability to procure key rig components, failure to timely deliver rigs within applicable grace periods, disruption to or cessation of the business of our limited source vendors or fabricators, currency exchange losses, expropriation of assets and other international uncertainties, loss of well control, pollution of offshore waters and reservoir damage, operational risks that are not fully insured against or covered by adequate contractual indemnities, passage of laws or regulations including those limiting hydraulic fracturing, litigation and governmental investigations, consideration and possible action by the Department of Interior regarding the events that were the subject matter of our prior (previously disclosed) plea agreement with the United States Department of Justice, failure to comply with the United States Foreign Corrupt Practices Act, foreign anti-bribery laws and other governmental laws and regulations, a sluggish global economy, changes in general economic and political conditions, adverse weather conditions including hurricanes, rapid or unexpected changes in drilling or other technologies and uncertain business conditions that affect our businesses. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.  Our risk factors are more fully described in our 2017 Annual Report on Form 10-K and elsewhere in this Form 10-Q.

With the exception of historical information, the matters discussed in Management’s Discussion & Analysis of Financial Condition and Results of Operations include forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, or “continue” or the negative thereof or similar terminology.  These forward-looking statements are made as of the date of this Form 10-Q and are based on various assumptions.  We caution that, while we believe such assumptions to be reasonable and make them in good faith, assumptions about future events and conditions almost always vary from actual results.  The differences between assumed facts and actual results can be material.  We are including this cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or persons acting on our behalf.  The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or persons acting on our behalf.  Except as required by law, we undertake no duty to update or revise our forward-looking statements based on changes of internal estimates on expectations or otherwise.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

We reported a loss from continuing operations of $8.2 million ($0.08 loss per diluted share) from operating revenues of $648.9 million for the third quarter ended June 30, 2018 compared with a loss from continuing operations of $23.1 million ($0.22 loss per diluted share) from operating revenues of $498.6 million for the third quarter of fiscal year 2017.  Included in the net loss for the third quarter of fiscal 2018 is $0.2 million (no effect per diluted share) of income from discontinued operations.  Including discontinued operations, we recorded a net loss of $8.0 million ($0.08 loss per diluted share) for the three months ended June 30, 2018 compared to a net loss of $21.8 million ($0.21 loss per diluted share) for the three months ended June 30, 2017.  The net loss from continuing operations for the third quarter of fiscal 2018 includes approximately $3.1 million ($0.03 per diluted share) of after-tax gains from the sale of assets compared to $1.3 million ($0.01 per diluted share) in the third quarter of fiscal 2017.

The following tables summarize operations by reportable operating segment for the three months ended June 30, 2018 and 2017.  Operating statistics in the tables do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  The operating statistics for the Offshore and International Land segments exclude the effects of offshore platform and international management contracts, respectively.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,
	2018	2017
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$536,582	$405,516
Direct operating expenses	362,037	277,372
General and administrative expense	14,788	13,347
Depreciation	125,418	122,777
Segment operating income (loss)	$34,339	$(7,980)
Operating Statistics:
Revenue days	19,917	16,577
Average rig revenue per day	$23,698	$21,986
Average rig expense per day	$14,934	$14,256
Average rig margin per day	$8,764	$7,730
Rig utilization	63%	52%

The U.S. Land segment had operating income of $34.3 million for the third quarter of fiscal 2018 compared to an operating loss of $8.0 million in the same period of fiscal 2017.  Revenues were $536.6 million and $405.5 million in the third quarter of fiscal 2018 and 2017, respectively.  Included in U.S. land revenues for the three months ended June 30, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $64.6 million and $41.1 million, respectively.  Also included in revenue for the three months ended June 30, 2018 is early termination revenue of $5.9 million compared to $5.1 million during the same period of fiscal 2017.

Excluding early termination per day revenue of $298 and $310 for the third quarter of fiscal 2018 and 2017, respectively, average rig revenue per day increased by $1,724 to $23,400 as spot market pricing continues to improve. Our activity has increased primarily in response to higher commodity prices.

U.S. land rig utilization increased to 63 percent for the third quarter of fiscal 2018 compared to 52 percent for the third quarter of fiscal 2017.  U.S. land rig revenue days for the third quarter of fiscal 2018 were 19,917 compared with 16,577 for the same period of fiscal 2017, with an average of 218.9 and 182.2 rigs working, respectively.

Average expense per day increased  $678 to $14,934 for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.  The increase is primarily due to a base wage increase for our field personnel in some regions and higher pass-through and other one-time costs during the third quarter of fiscal 2018.  These factors were partially offset by a decrease in average daily expenses for rig start-ups and idle rig expenses.

Excluding abandonments, depreciation increased  $3.4 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.  As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This trend continued in fiscal 2018.  This resulted in abandonments of $7.0 million in the three months ended June 30, 2018 compared to $7.7 million for the three months ended June 30, 2017.

At June 30, 2018, 224 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 224 contracted rigs, 136 were under fixed term contracts and 88 were working in the spot market.  Based on prior early termination notices, early termination revenue is expected to be approximately $1.8 million during the fourth fiscal quarter of 2018.

	Three Months Ended June 30,
	2018	2017
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$37,669	$33,711
Direct operating expenses	30,146	23,656
General and administrative expense	1,126	969
Depreciation	2,617	2,630
Segment operating income	$3,780	$6,456
Operating Statistics:
Revenue days	574	546
Average rig revenue per day	$35,293	$35,644
Average rig expense per day	$30,607	$24,141
Average rig margin per day	$4,686	$11,503
Rig utilization	79%	75%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $5.1 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively.

During the first month of the third fiscal quarter of 2018, a previously idle rig commenced work on a customer’s platform.  Average rig revenue per day was relatively flat for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.  Average expense per day increased $6,466 to $30,607 for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.  The expense increase is primarily due to expenses associated with rig start-up and unfavorable adjustments to self-insurance expenses related to worker’s compensation during the third fiscal quarter of 2018.  As a result of the higher expenses, average rig margin per day and segment operating income decreased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.

At the end of June 30, 2018 and June 30, 2017, six of our available eight platform rigs were contracted.

	Three Months Ended June 30,
	2018	2017
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$63,297	$55,075
Direct operating expenses	46,810	35,006
General and administrative expense	995	714
Depreciation	11,160	14,428
Segment operating income	$4,332	$4,927
Operating Statistics:
Revenue days	1,762	1,633
Average rig revenue per day	$33,941	$32,708
Average rig expense per day	$23,947	$19,645
Average rig margin per day	$9,994	$13,063
Rig utilization	51%	47%

The International Land segment had operating income of $4.3 million for the third quarter of fiscal 2018 compared to operating income of $4.9 million in the same period of fiscal 2017.  Included in International land revenues for the three months ended June 30, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $3.5 million and $1.7 million, respectively.

During the third quarter of fiscal 2017, we received $10.7 million of customer payments in arrears and recognized 450 revenue days associated with the payment.  Excluding the effect of this late payment, average rig margin per day increased $1,016 to $9,994 primarily due to increased activity which resulted in fixed costs being spread over a greater number of revenue days.  Our activity has increased primarily in response to higher commodity prices.  Excluding the late payment, the average number of active rigs was 19.4 during the third quarter of fiscal 2018 compared to 13.1 during the third quarter of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the three months ended June 30, 2018 and 2017, we incurred $5.5 million and $3.1 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $52.4 million in the three months ended June 30, 2018 compared to $42.9 million in the three months ended June 30, 2017.  The $9.5 million increase in fiscal 2018 is primarily due to additions in employee count during fiscal 2018 and the last quarter of fiscal 2017 and the acquisition of two companies since March 31, 2017.  This has resulted in an increase in employee compensation, including taxes and benefits and stock-based compensation, compared to the same period in 2017.

We had income tax expense of $10.5 million in the third quarter of fiscal 2018 (of which approximately $9.7 million is attributed to an increase in the deferred state income tax rate) compared to an income tax benefit of $10.5 million in the third quarter of fiscal 2017.  Our blended statutory federal income tax rate for fiscal 2018 is approximately 24.5% (before incremental state and foreign taxes).

Nine Months Ended June 30, 2018 vs. Nine Months Ended June 30, 2017

We reported income from continuing operations of $490.8 million ($4.45 per diluted share) from operating revenues of $1.8 billion for the nine months ended June 30, 2018 compared with a loss from continuing operations of $106.2 million ($0.99 loss per diluted share) from operating revenues of $1.3 billion for the first nine months of fiscal year 2017.  Included in net income for the nine months ended June 30, 2018 and 2017 are losses from discontinued operations of $10.6 million ($0.10 loss per diluted share) and income from discontinued operations of $0.5 million ($0.00 loss per diluted share), respectively.  Including discontinued operations, we recorded net income of $480.2 million ($4.35 per diluted share) for the nine months ended June 30, 2018 compared to a net loss of $105.7 million ($0.99 loss per diluted share) for the nine months ended June 30, 2017.  Income from continuing operations for the nine months ended June 30, 2018 includes a $491.4 million tax benefit due to the Act and an increase in the deferred state income tax rate.  Income from continuing operations for the nine months ended June 30, 2018 includes approximately $11.1 million ($0.10 per diluted share) of after-tax gains from the sale of assets.  The net loss for the nine months ended June 30, 2017 includes approximately $11.9 million ($0.11 per diluted share) of after-tax gains from the sale of assets.

On December 8, 2017, we completed an acquisition (“MagVAR Acquisition”) of an unaffiliated company, Magnetic Variation Services, LLC, which is now a wholly owned subsidiary of the Company.  The operations for MagVAR are included within our Other non-reportable business segment.  At the effective time of the MagVAR Acquisition, MagVAR shareholders received aggregate cash consideration of $47.9 million, net of customary closing adjustments, and certain management members received restricted stock awards covering 213,904 shares of Helmerich & Payne, Inc. common stock.  At closing, $6.0 million of the cash consideration was placed in escrow, to be released to the sellers twelve months after the acquisition closing date.  Transaction costs related to the MagVAR Acquisition incurred during the nine months ended June 30, 2018 were approximately $1.2 million and are recorded in the Condensed Consolidated Statements of Operations within general and administrative expense.  We recorded revenue of $7.5 million and a net loss of $2.0 million related to MagVAR during the nine months ended June 30, 2018.

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

The following tables summarize operations by reportable operating segment for the nine months ended June 30, 2018 and 2017.  Operating statistics in the tables do not include reimbursements of “out-of-pocket” expenses in revenue, expense and margin per day calculations.  The operating statistics for the Offshore and International Land segments exclude the effects of offshore platform and international management contracts, respectively.  Per day calculations also exclude gains and losses from translation of foreign currency transactions.  Segment operating income is described in detail in Note 12 to the Condensed Consolidated Financial Statements.

	Nine Months Ended June 30,
	2018	2017
	(in thousands, except days and per day amounts)
U.S. LAND OPERATIONS
Operating revenues	$1,480,951	$1,000,119
Direct operating expenses	978,789	686,227
General and administrative expense	42,792	37,562
Depreciation	373,211	367,048
Segment operating income (loss)	$86,159	$(90,718)
Operating Statistics:
Revenue days	56,946	39,527
Average rig revenue per day	$23,027	$22,902
Average rig expense per day	$14,209	$14,942
Average rig margin per day	$8,818	$7,960
Rig utilization	60%	42%

The U.S. Land segment had operating income of $86.2 million for the first nine months of fiscal 2018 compared to an operating loss of $90.7 million in the same period of fiscal 2017.  Revenues were $1.5 billion and $1.0 billion in the first nine months of fiscal 2018 and 2017, respectively.  Included in U.S. land revenues for the nine months ended June 30, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $169.7 million and $94.9 million, respectively.  Also included in revenue for the nine months ended June 30, 2018 is early termination revenue of $14.3 million compared to $19.9 million during the same period of fiscal 2017.

Excluding early termination per day revenue of $251 and $503 for the first nine months of fiscal 2018 and 2017, respectively, average rig revenue per day increased by $377 to $22,776.  Our activity has increased year-over-year primarily in response to higher commodity prices.

Rig utilization in our U.S. Land segment increased to 60 percent for the first nine months of fiscal 2018 compared to 42 percent for the first nine months of fiscal 2017.  U.S. land rig revenue days for the first nine months of fiscal 2018 were 56,946 compared with 39,527 for the same period of fiscal 2017, with an average of 208.6 and 144.8 rigs working, respectively.

Average expense per day decreased $733 to $14,209 for the nine months ended June 30, 2018 compared to the same period ended June 30, 2017.  The decrease is primarily due to lower start-up expenses incurred during fiscal 2018 as compared to fiscal 2017, as well as a smaller base of revenue days in fiscal 2017 over which to spread those start-up costs.  During fiscal 2017, we incurred more start-up expenses related to rigs returning to work during the year and for rigs that commenced work compared to start-up expenses incurred in the first nine months of fiscal 2018.  Additionally, more rigs were idle during the nine months ended June 30, 2017, which resulted in greater fixed costs coupled with a smaller base of revenue days over which to spread those fixed costs.

Excluding abandonments, depreciation increased by $11.7 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017.  The increase is primarily due to capital expenditures in the previous and current fiscal years.  As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This resulted in abandonments of $21.2 million for the nine months ended June 30, 2018 compared to $26.8 million for the nine months ended June 30, 2017.

At June 30, 2018, 224 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 224 contracted rigs, 136 were under fixed term contracts and 88 were working in the spot market.  Based on prior early termination notices, early termination revenue is expected to be approximately $1.8 million during the fourth fiscal quarter of 2018.

	Nine Months Ended June 30,
	2018	2017
	(in thousands, except days and per day amounts)
OFFSHORE OPERATIONS
Operating revenues	$104,018	$103,758
Direct operating expenses	74,863	72,524
General and administrative expense	3,397	2,787
Depreciation	7,804	9,295
Segment operating income	$17,954	$19,152
Operating Statistics:
Revenue days	1,484	1,785
Average rig revenue per day	$34,924	$34,204
Average rig expense per day	$26,394	$23,300
Average rig margin per day	$8,530	$10,904
Rig utilization	68%	77%

Offshore revenues include reimbursements for “out-of-pocket” expenses of $14.4 million and $15.7 million for the nine months ended June 30, 2018 and 2017, respectively.

Average rig revenue per day increased slightly, while average expense per day increased $3,094 to $26,394 for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.  The expense increase is primarily due to expenses associated with an April 2018 rig start-up and unfavorable adjustments to self-insurance expenses during the third fiscal quarter of 2018.  As a result, rig margin per day and segment operating income decreased in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017.  Revenue days declined during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 due to the sale of a rig during the second quarter of fiscal 2017 and a rig working in the first nine months of fiscal 2017 that was idle during the first six months of fiscal 2018.  The idle rig returned to work in the third quarter of fiscal 2018.

At the end of June 30, 2018 and June 30, 2017, six of our available eight platform rigs were contracted.

	Nine Months Ended June 30,
	2018	2017
	(in thousands, except days and per day amounts)
INTERNATIONAL LAND OPERATIONS
Operating revenues	$178,970	$157,863
Direct operating expenses	132,796	120,537
General and administrative expense	2,959	2,303
Depreciation	36,044	40,248
Segment operating income (loss)	$7,171	$(5,225)
Operating Statistics:
Revenue days	4,878	3,660
Average rig revenue per day	$34,919	$41,134
Average rig expense per day	$24,941	$30,328
Average rig margin per day	$9,978	$10,806
Rig utilization	47%	35%

The International Land segment had operating income of $7.2 million for the first nine months of fiscal 2018 compared to an operating loss of $5.2 million in the same period of fiscal 2017.  Included in International land revenues for the nine months ended June 30, 2018 and 2017 are reimbursements for “out-of-pocket” expenses of $8.6 million and $7.3 million, respectively.  Also included is $4.7 million of early termination revenue during the nine months ended June 30, 2017.

Excluding early termination per day revenue of $1,292 in the first nine months of fiscal 2017, average rig margin per day increased $464 to $9,978.  Our activity has increased year-over-year primarily in response to higher commodity prices.  During the first nine months of fiscal 2018, the average number of active rigs was 17.9 compared to 13.4 rigs in the first nine months of fiscal 2017.

RESEARCH AND DEVELOPMENT

For the nine months ended June 30, 2018 and 2017, we incurred $13.1 million and $8.6 million, respectively, of research and development expenses primarily related to ongoing development of a rotary steerable system.

OTHER

General and administrative expenses increased to $147.3 million in the nine months ended June 30, 2018 compared to $110.7 million in the nine months ended June 30, 2017.  The $36.6 million increase in fiscal 2018 is primarily attributable to additions in employee count during fiscal 2018 and the last quarter of fiscal 2017 and the acquisition of two companies since March 31, 2017.  This has resulted in an increase in employee compensation, including taxes and benefits and stock-based compensation, compared to the same period in 2017.

We had an income tax benefit of $494.0 million in the first nine months of fiscal 2018 compared to an income tax benefit of $50.5 million in the first nine months of fiscal 2017.  The tax benefit for the first nine months of fiscal 2018 is mostly attributed to a $501.1 million tax benefit related to the estimated re-measurement of our net deferred tax liability due to the enactment of the Act and a $9.7 million tax expense related to an increase in the deferred state income tax rate.  Our blended statutory federal income tax rate for fiscal 2018 is approximately 24.5% (before incremental state and foreign taxes).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash and cash equivalents decreased to $306.4 million at June 30, 2018 from $521.4 million at September 30, 2017. The following table provides a summary of cash flows:

	Nine Months Ended
	June 30,
	2018	2017
		As adjusted
	(in thousands)
Net cash provided (used) by:

Operating activities	$358,421	$240,255
Investing activities	(342,184)	(348,578)
Financing activities	(231,186)	(224,451)
Decrease in cash and cash equivalents	$(214,949)	$(332,774)

Operating activities

Cash flows from operating activities were approximately $358.4 million for the nine months ended June 30, 2018 compared to approximately $240.3 million for the same period ended June 30, 2017.  The increase was primarily driven by increases in activity and rig margins.  As the Company experienced increasing activity and revenue levels, changes in working capital, in part due to an increase in accounts receivable and an increase in inventories due to the reactivation of rigs, had an unfavorable impact on net cash provided by operating activities during both periods.

Investing activities

Capital expenditures during the nine months ended June 30, 2018 were $322.7 million compared to $300.3 million during the nine months ended June 30, 2017. During fiscal 2018 and 2017, we paid $47.9 million and $70.4 million, respectively, net of cash acquired, for the acquisition of drilling technology companies.

With continuing improvements in market conditions, our capital spending for fiscal 2018 is estimated to be approximately $450 million.  The actual spending level may vary depending primarily on actual maintenance capital requirements and market driven special projects related to the future enhancement of our existing fleet.  In June 2018, the Company’s Board of Directors approved approximately $100 million in funding for long lead items that will be partially used to convert seven FlexRig4 rigs deployed in our U.S. Land Operations segment to FlexRig3s with multi-well pad capability, primarily during fiscal 2019.  During fiscal 2018, we continued to upgrade existing rigs to meet customer demands for additional capabilities.

Financing activities

Cash used in financing activities for the first nine months of fiscal 2018 and 2017 was comprised primarily of dividends paid of $230.4 million and $229.1 million, respectively.

Other Liquidity

Our operating cash requirements, interest payments, dividend payments, any stock repurchases and estimated capital expenditures, including our rig upgrade construction program, for fiscal 2018 are expected to be funded through cash and cash provided from operating activities.  However, there can be no assurance that we will, in all instances, generate sufficient cash flows from operating activities to meet all of our anticipated expenditures.  If needed, we may decide to obtain additional funding from our $300 million revolving credit facility, which does not mature until July 13, 2021.  As mentioned in Note 9 to our Condensed Consolidated Financial Statements, we had $260.7 million available to borrow under this revolving credit facility as of June 30, 2018.  In addition, we have access as needed to the public debt markets as a result of the strength of our Balance Sheet and our investment grade credit ratings.  Our indebtedness under our unsecured senior notes totaled $493.7 million at June 30, 2018; however, the debt does not mature until March 19, 2025.  For additional information regarding debt agreements, refer to Note 9 of the Condensed Consolidated Financial Statements.

There were no other significant changes in our financial position since September 30, 2017.

Backlog

Our contract drilling backlog, being the expected future revenue from both executed contracts with original terms one year or longer and binding letters of intent for contracts of similar duration, as of June 30, 2018 and September 30, 2017 was $1.2 billion and $1.3 billion, respectively.  Approximately 77.0 percent of the June 30, 2018 backlog is not reasonably expected to be filled in fiscal 2018.  Included in backlog at June 30, 2018 and September 30, 2017, is early termination revenue of approximately $3.6 million and $14.7 million, respectively, that is expected to be recognized after such periods and for which the early termination notice was received prior to the end of the period.

The following table sets forth the total backlog by reportable segment as of June 30, 2018 and September 30, 2017, and the percentage of the June 30, 2018 backlog not reasonably expected to be filled in fiscal 2018:

	Total Backlog
	Revenue
	June 30,	September 30,	Percentage Not Reasonably
Reportable Segment	2018	2017	Expected to be Filled in Fiscal 2018
	(in billions)
U.S. Land	$0.9	$0.9	74.9%
Offshore	—	—	—%
International	0.3	0.4	84.8%
	$1.2	$1.3

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

MATERIAL COMMITMENTS

Material commitments as reported in our 2017 Annual Report on Form 10-K have not changed significantly at June 30, 2018, other than those disclosed in Note 11 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2017 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 and Note 16 of these Condensed Consolidated Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•	Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•	“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 22, 2017;
•	Note 9 to the Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference;
•	Note 15 to the Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference; and
•	Risk Factors in Item 1A of Part II hereof with regard to commodity foreign currency exchange risk which is incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018 at ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.  However, estimates from other published sources may indicate that Argentina is a highly inflationary country.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.

For the nine months ended June 30, 2018 and 2017, we experienced aggregate foreign currency losses of $2.5 million and $3.3 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars in Argentina or elsewhere which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2018, approximately 10.0 percent of our consolidated operating revenues were generated from the international contract drilling business. During the nine months ended June 30, 2018, approximately 96.0 percent of the international operating revenues were from operations in South America. Substantially all of the

South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Other risk factors

Reference is made to the risk factors pertaining to the Company’s securities portfolio and current backlog of contract drilling revenue in Item 1A of Part 1 of the Company’s Form 10-K for the year ended September 30, 2017.  In order to update these risk factors for developments that have occurred during the first nine months of fiscal 2018, the risk factors are hereby amended and updated by reference to, and incorporation herein of Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof (regarding our securities portfolio) and Liquidity and Capital Resources — Backlog contained in Item 2 of Part I hereof.

Except as discussed above for the nine months ended June 30, 2018, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K.

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
101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2018, filed on August 1, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 1, 2018	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	August 1, 2018	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer
(Principal Financial Officer)