Form 10-Q
period 2018-12-31
Helmerich & Payne, Inc.
filed 2019-01-30
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-4221

HELMERICH & PAYNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

1437 South Boulder Avenue, Suite 1400, Tulsa, Oklahoma, 74119

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 24, 2019
Common Stock, $0.10 par value	109,405,326

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
(in thousands except share data and per share amounts)	2018	2018
Assets
Current Assets:
Cash and cash equivalents	$228,462	$284,355
Short-term investments	41,072	41,461
Accounts receivable, net of allowance of $6,230 and $6,217, respectively	545,731	565,202
Inventories of materials and supplies, net	159,992	158,134
Prepaid expenses and other	67,490	66,398
Total current assets	1,042,747	1,115,550
Investments	54,731	98,696
Property, plant and equipment, net	4,900,339	4,857,382
Other Noncurrent Assets:
Goodwill	67,902	64,777
Intangible assets, net	71,969	73,207
Other assets	6,653	5,255
Total other noncurrent assets	146,524	143,239

Total assets	$6,144,341	$6,214,867

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$141,406	$132,664
Accrued liabilities	244,507	244,504
Total current liabilities	385,913	377,168
Noncurrent Liabilities:
Long-term debt	490,805	493,968
Deferred income taxes	853,187	853,136
Other	84,565	93,606
Noncurrent liabilities - discontinued operations	3,633	14,254
Total noncurrent liabilities	1,432,190	1,454,964
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,080,262 and 112,008,961 shares issued as of December 31, 2018 and September 30, 2018, respectively, and 109,404,890 and 108,993,718 shares outstanding as of December 31, 2018 and September 30, 2018, respectively	11,208	11,201
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	484,122	500,393
Retained earnings	3,997,283	4,027,779
Accumulated other comprehensive income (loss)	(12,296)	16,550
Treasury stock, at cost, 2,675,372 shares and 3,015,243 shares as of December 31, 2018 and September 30, 2018, respectively	(154,079)	(173,188)
Total shareholders’ equity	4,326,238	4,382,735
Total liabilities and shareholders' equity	$6,144,341	$6,214,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amounts)	2018	2017
		As adjusted (Note 2)
Operating revenues
Contract drilling	$737,358	$561,069
Other	3,240	3,018
	740,598	564,087
Operating costs and expenses
Contract drilling operating expenses, excluding depreciation and amortization	487,593	371,916
Operating expenses applicable to other revenues	1,274	1,167
Depreciation and amortization	141,460	143,267
Research and development	7,019	3,234
Selling, general and administrative	54,508	46,459
Gain on sale of assets	(5,545)	(5,565)
	686,309	560,478
Operating income from continuing operations	54,289	3,609
Other income (expense)
Interest and dividend income	2,450	1,724
Interest expense	(4,720)	(5,773)
Loss on investment securities	(42,844)	—
Other	541	441
	(44,573)	(3,608)
Income from continuing operations before income taxes	9,716	1
Income tax provision (benefit)	1,352	(500,641)
Income from continuing operations	8,364	500,642
Income (loss) from discontinued operations before income taxes	12,665	(519)
Income tax provision	2,070	17
Income (loss) from discontinued operations	10,595	(536)
Net Income	$18,959	$500,106
Basic earnings per common share:
Income from continuing operations	$0.07	$4.57
Income from discontinued operations	$0.10	$—
Net income	$0.17	$4.57
Diluted earnings per common share:
Income from continuing operations	$0.07	$4.55
Income from discontinued operations	$0.10	$—
Net income	$0.17	$4.55
Weighted average shares outstanding (in thousands):
Basic	109,142	108,683
Diluted	109,425	109,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2018	2017
Net income	$18,959	$500,106
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of $0.2 million at December 31, 2017	—	(601)
Minimum pension liability adjustments, net of income taxes of ($0.1) million at December 31, 2018, and ($0.1) million at December 31, 2017	225	340
Other comprehensive income (loss)	225	(261)
Comprehensive income (loss)	$19,184	$499,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended December 31, 2018

(Unaudited)

					Accumulated
			Additional		Other
(in thousands, except	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
per share amounts)	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance, September 30, 2018	112,009	$11,201	$500,393	$4,027,779	$16,550	3,015	$(173,188)	$4,382,735
Comprehensive income:
Net income				18,959				18,959
Other comprehensive income					225			225
Dividends declared ($0.71 per share)				(78,488)				(78,488)
Exercise of employee stock options, net of shares withheld for employee taxes			(6,756)			(125)	6,980	224
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(16,673)			(215)	12,129	(4,537)
Stock-based compensation			7,158					7,158
Cumulative effect adjustment for adoption of ASC 606 (Note 9)				(38)				(38)
Cumulative effect adjustment for adoption of ASU No. 2016-01 (Note 2)				29,071	(29,071)			—
Balance, December 31, 2018	112,080	$11,208	$484,122	$3,997,283	$(12,296)	2,675	$(154,079)	$4,326,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2018	2017
		As adjusted (Note 2)
Cash flows from operating activities:
Net income	$18,959	$500,106
Adjustment for (income) loss from discontinued operations	(10,595)	536
Income from continuing operations	8,364	500,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,460	143,267
Amortization of debt discount and debt issuance costs	329	266
Provision for bad debt	873	53
Stock-based compensation	7,158	7,087
Loss on investment securities	42,844	—
Gain from sale of assets	(5,545)	(5,565)
Deferred income tax (benefit) expense	1,107	(503,744)
Other	168	3,799
Change in assets and liabilities increasing (decreasing) cash:
Accounts receivable	19,700	(53,778)
Inventories of materials and supplies	(1,858)	(1,862)
Prepaid expenses and other	(209)	(2,672)
Accounts payable	8,012	(8,997)
Accrued liabilities	(2,919)	16,824
Deferred income tax liability	(306)	1,987
Other noncurrent liabilities	(9,670)	(17,645)
Net cash provided by operating activities from continuing operations	209,508	79,662
Net cash used in operating activities from discontinued operations	(26)	(57)
Net cash provided by operating activities	209,482	79,605
Cash flows from investing activities:
Capital expenditures	(196,094)	(91,698)
Purchase of short-term investments	(31,324)	(16,183)
Payment for acquisition of business, net of cash acquired	(2,781)	(47,832)
Proceeds from sale of short-term investments	31,860	18,120
Proceeds from asset sales	11,609	8,749
Net cash used in investing activities	(186,730)	(128,844)
Cash flows from financing activities:
Dividends paid	(78,122)	(76,503)
Debt issuance costs paid	(3,912)	—
Proceeds from stock option exercises	1,954	892
Payments for employee taxes on net settlement of equity awards	(6,267)	(5,471)
Payment of contingent consideration from acquisition of business	—	(1,500)
Net cash used in financing activities	(86,347)	(82,582)
Net decrease in cash and cash equivalents and restricted cash	(63,595)	(131,821)
Cash and cash equivalents and restricted cash, beginning of period	326,185	560,509
Cash and cash equivalents and restricted cash, end of period	$262,590	$428,688

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$6,140	$75
Income tax paid, net	$5,710	$2,673
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	$8,708	$(4,448)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Effective October 1, 2018, we implemented organizational changes, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Certain operations previously reported in “Other” within our segment disclosures are now managed and presented within the new H&P Technologies reportable segment. As a result, beginning with the reporting of first quarter 2019, our operations are organized into the following reportable business segments: U.S. Land, Offshore, International Land and H&P Technologies. Certain other corporate activities and our real estate operations are included in Other. All segment disclosures have been recast for these segment changes. Refer to Note 15—Business Segments and Geographic Information for further details on H&P Technologies, our new reportable segment.

Our U.S. Land operations are primarily located in Colorado, Louisiana, Ohio, Oklahoma, New Mexico, North Dakota, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, Offshore operations are conducted in the Gulf of Mexico and our International Land operations has rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates (“U.A.E.”).

We also own, develop and operate limited commercial real estate properties. Our real estate investments, which are located exclusively within Tulsa, Oklahoma, include a shopping center, multi-tenant industrial warehouse properties, and undeveloped real estate.

Fiscal Year 2019 Acquisition

On November 1, 2018, we completed an acquisition of an unaffiliated company, Angus Jamieson Consulting (“AJC”), which is now a wholly-owned subsidiary of the Company for a total consideration of approximately $3.4 million. AJC is a software-based, training and consultancy company based in Inverness, Scotland and is widely recognized as an industry leader in wellbore positioning. The operations of AJC are included in the H&P Technologies reportable business segment. The acquisition of AJC has been accounted for as a business combination in accordance with FASB Accounting Standards Codification (“ASC”) ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The allocation of the purchase price includes goodwill of $3.1 million.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES

Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2018 Annual Report on Form 10-K and other current filings with the Commission.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation as it relates to the new reportable segment, H&P Technologies, effective October 1, 2018. Refer to Note 15–Business Segments and Geographic Information. Additionally, the prior comparative periods presented in the unaudited condensed consolidated financial statements have been adjusted in accordance with the adoption of accounting standard updates included in the Recently Issued Accounting Updates table below.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the unaudited condensed consolidated statements of operations and other comprehensive income (loss) from the date the Company gains control until the date when the Company ceases to control the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.

We had restricted cash and cash equivalents of $34.1 million and $41.8 million at December 31, 2018 and September 30, 2018, respectively. Of the total at December 31, 2018 and September 30, 2018, $3.0 million and $11.3 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of each of December 31, 2018 and September 30, 2018 is from the initial capitalization of the captive insurance company, and $29.1 million and $28.5 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance company.  The restricted amounts are primarily invested in short-term money market securities. See Recently Issued Accounting Updates below for changes to the presentation of restricted cash effective October 1, 2018 as a result of adopting Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash during the three months ended December 31, 2018.

The restricted cash and cash equivalents are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets (in thousands):

	December 31,		September 30,
	2018	2017	2018	2017
Cash	$228,462	$383,664	$284,355	$521,375
Restricted Cash
Prepaid expenses and other	30,246	38,226	39,830	32,439
Other assets	3,882	6,798	2,000	6,695
Total cash, cash equivalents, and restricted cash	$262,590	$428,688	$326,185	$560,509

Drilling Revenues

Contract drilling revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured and it is determined to be probable that a significant reversal will not occur.  For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment.  Mobilization payments received, and direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Refer to Note 9—Revenue from Contracts with Customers for additional information regarding our contract drilling services revenue.

Recently Issued Accounting Updates

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, clarifications of ASUs listed below, immaterial, or already adopted by the Company.

The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

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

		October 1, 2018	We adopted this ASU during the first quarter of fiscal year 2019, as required. There was no impact to our unaudited condensed consolidated financial statements and disclosures.
ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented.

		October 1, 2018	We adopted this ASU during the first quarter of fiscal year 2019, as required. There was not a material impact on our unaudited condensed consolidated financial statements and disclosures.
ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

The ASU requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending cash amounts for the periods shown on the statement of cash flows.

October 1, 2018

We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact on the unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2017 was an increase of $5.9 million in net cash provided by operating activities.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

Under prior U.S. GAAP, the tax effects of intra-entity asset transfers (intercompany sales) were deferred until the transferred asset was sold to a third party or otherwise recovered through use. This was an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity recognizes the tax expense from the sale of the asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer's jurisdiction is also recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party.

		October 1, 2018	We adopted this ASU during the first quarter of fiscal year 2019, as required. There was no material impact to our unaudited condensed consolidated financial statements and disclosures.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The ASU was intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues.	October 1, 2018

We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact on the unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2017 is a reclassification of $1.5 million from net cash provided by operating activities to net cash used in financing activities.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. At adoption, a cumulative-effect adjustment to beginning retained earnings is recorded to reflect the fair value of such investments at the date of adoption in retained earnings rather than accumulated other comprehensive income.

October 1, 2018

We adopted this ASU during the first quarter of fiscal year 2019, as required. As a result, changes in the fair value of our equity investments have been recognized in net income since the date of adoption, and our future results of operations will continue to be subject to stock market fluctuations for these investments. The cumulative catch up impact that was recorded to the beginning balance of retained earnings at October 1, 2018 was a reclassification of $44.0 million ($29.1 million after-tax) of cumulative gains from the beginning balance of accumulated other comprehensive income.

Topic 606: Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The update outlined a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and superseded other revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also required disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Furthermore, as part of Topic 606, the FASB introduced ASC 340-40 Other Assets and Deferred Costs, which provides guidance on the capitalization of contract related costs that are not within the scope of other authoritative literature. Companies could use either a full retrospective or a modified retrospective approach to adopt the updates.

October 1, 2018

We adopted this topic, using the modified retrospective transitional approach, during the first quarter of fiscal year 2019, as required. We recognized the cumulative effect by initially applying the revenue standard as an adjustment to the opening balance of retained earnings during the period (October 1, 2018). Refer to Note 9—Revenue from Contracts with Customers for the impact of the adoption.

Standards that are not yet adopted as of December 31, 2018
ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans—General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit, pension and other postretirement plans. This update is effective for annual and interim periods beginning after December 15, 2020.

	October 1, 2021	We are currently evaluating the impact that the new guidance may have on our consolidated financial statements and disclosures.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project, where entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2019.

	October 1, 2020	We are currently evaluating the impact that the new guidance may have on our consolidated financial statements and disclosures.

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

This ASU relates to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings. The guidance also requires certain new disclosures. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal periods and early adoption is permitted. Entities may adopt the guidance using one of two transition methods, retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in Other Comprehensive Income are recognized or at the beginning of the period of adoption.

	October 1, 2019	We are currently evaluating the impact that the new guidance may have on our consolidated financial statements and disclosures.
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326)

This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income(loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019.

	October 1, 2020	We are currently evaluating the impact that the new guidance may have on our consolidated financial statements and disclosures.
ASU No. 2016-02, Leases (Topic 842)

ASU No. 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current U.S. GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method of adoption with an option to use certain practical expedients.

	October 1, 2019	We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures.

Cash Flows

The following is a summary of the retrospective impact of our adoption of ASU No. 2016-15 and ASU No. 2016-18 (in thousands):

	Three Months Ended December 31, 2017
	Historical	Effect of		Effect of
	Accounting	Adoption of		Adoption of	As
	Method	ASU No. 2016-15		ASU No. 2016-18	Adjusted
Unaudited Condensed Consolidated Statements of Cash Flows
Change in prepaid expenses and other	$(8,562)	$-		$5,890	$(2,672)
Change in accrued liabilities	15,324	1,500		-	16,824
Cash provided by operating activities	72,215	1,500	xx	5,890	79,605

Payment of contingent consideration from acquisition of business	-	(1,500)		-	(1,500)
Cash used in financing activities	(81,082)	(1,500)		-	(82,582)

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

International Land Drilling Risks

International Land drilling operations may significantly contribute to our revenues and net operating income. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows.  Also, the success of our international land operations will be subject to numerous contingencies, some of which are beyond management’s control.  These contingencies include general and regional economic conditions, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws.  Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos.  The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars. These controls have not been in place in Argentina since December of 2016.

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

For the three months ended December 31, 2018 and 2017, we experienced aggregate foreign currency losses of $3.9 million and $1.5 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.

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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2018, approximately 8.9 percent of our operating revenues were generated from international locations in our contract drilling business compared to 11.2 percent during the three months ended December 31, 2017.  During the three months ended December 31, 2018, approximately 89.1 percent of operating revenues from international locations were from operations in South America compared to 96.2 percent during the three months ended December 31, 2017.  Substantially all of the South American operating revenues were from Argentina and

Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS

Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.  Expenses incurred for in-country obligations are reported as discontinued operations.  The activity for the three months ended December 31, 2018 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM.  The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 638 Bolivars per United States dollar at December 31, 2018.  The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2018 and September 30, 2018 consisted of the following (in thousands):

	Estimated Useful Lives	December 31, 2018	September 30, 2018
Contract drilling equipment	4 - 15 years	$8,534,720	$8,442,081
Real estate properties	10 - 45 years	69,420	68,888
Other	2 - 23 years	478,604	471,310
Construction in progress		192,983	163,968
		9,275,727	9,146,247
Accumulated depreciation		(4,375,388)	(4,288,865)
Property, plant and equipment, net		$4,900,339	$4,857,382

Depreciation

Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations of $140.0 million and $142.4 million includes abandonments of $1.0 million and $7.3 million for the three months ended December 31, 2018 and 2017, respectively.

During the three months ended December 31, 2018, we shortened the estimated useful life of certain components of rigs planned for conversion resulting in an increase in depreciation expense during the three months ended December 31, 2018 of approximately $2.5 million. This will also increase the depreciation expense for the next three months by approximately $0.7 million and will decrease the depreciation expense for fiscal years 2020, 2021, 2022, 2023, and 2024 by $0.6 million, $0.6 million, $0.4 million, $0.1 million, and $0.1 million, respectively and thereafter by $0.1 million.

Gain on Sale of Assets

We had a gain on sales of assets of $5.5 million and $5.6 million for the three months ended December 31, 2018 and 2017, respectively. These gains were primarily related to drill pipe damaged or lost in drilling operations.

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition.  Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis, or when indications of potential impairment exist.    All of our goodwill is within our H&P Technologies reportable segment.

The following is a summary of changes in goodwill (in thousands):

Balance at September 30, 2018	64,777
Additions (Note 1)	3,125
Balance at December 31, 2018	$67,902

Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.    Intangible assets arising from business acquisitions consisted of the following:

	December 31, 2018			September 30, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible asset:
Developed technology	$70,200	$6,755	$63,445	$70,000	$5,589	$64,411
Trade name	5,700	309	5,391	5,700	237	5,463
Customer relationships	4,000	867	3,133	4,000	667	3,333
	$79,900	$7,931	$71,969	$79,700	$6,493	$73,207

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.4 million and $0.8 million for three months ended December 31, 2018 and 2017, respectively. Estimated intangible amortization is estimated to be approximately $5.8 million for each of the next three succeeding fiscal years and approximately $5.1 million for fiscal year 2023.

NOTE 6 DEBT

At December 31, 2018 and September 30, 2018, we had the following unsecured long-term debt outstanding:

	December 31, 2018			September 30, 2018
		Unamortized			Unamortized
	Face	Debt Issuance	Book	Face	Debt Issuance	Book
	Amount	Cost	Value	Amount	Cost	Value
	(in thousands)
Unsecured senior notes:
Due March 19, 2025	$500,000	$(9,195)	$490,805	$500,000	$(6,032)	$493,968
	500,000	(9,195)	490,805	500,000	(6,032)	493,968
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$500,000	$(9,195)	$490,805	$500,000	$(6,032)	$493,968

On March 19, 2015, our wholly-owned direct subsidiary, Helmerich & Payne International Drilling Co. (“HPIDC”), issued $500 million of 4.65 percent 10-year unsecured senior notes (the “HPIDC 2025 Notes”).  Interest on the HPIDC 2025 Notes is payable semi-annually on March 15 and September 15.  The debt discount is being amortized to interest expense using the effective interest method.  The debt issuance costs are amortized straight-line over the stated life of the obligation, which approximates the effective interest method.

On November 19, 2018, we commenced an offer to exchange (the “Exchange Offer”) any and all outstanding HPIDC 2025 Notes for (i) up to $500.0 million aggregate principal amount of new 4.65 percent 10-year unsecured senior notes of the Company (the “Company 2025 Notes”), with registration rights, and (ii) cash. Concurrently with the Exchange Offer, we solicited consents (the “Consent Solicitation”) to adopt certain proposed amendments (the “Proposed Amendments”) to the indenture governing the HPIDC 2025 Notes, which include eliminating substantially all of the restrictive covenants in such indenture and limiting the reporting covenant under such indenture. On December 20, 2018, we settled the Exchange Offer, pursuant to which we issued approximately $487.1 million in aggregate principal amount of Company 2025 Notes. Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The terms of the Company 2025 Notes are governed by an indenture, dated December 20, 2018, as amended and supplemented by the first supplemental indenture thereto, dated December 20, 2018, each among the Company, HPIDC and Wells Fargo Bank, National Association, as trustee. Following the consummation of the Exchange Offer, HPIDC had outstanding approximately $12.9 million in aggregate principal amount of HPIDC 2025 Notes. In connection with the Consent Solicitation, the requisite number of consents to adopt the

Proposed Amendments was received. Accordingly, on December 20, 2018, HPIDC, the Company and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the indenture governing the HPIDC 2025 Notes to adopt the Proposed Amendments.

On November 13, 2018, we entered into an unsecured revolving credit facility (the “2018 Credit Facility”), which will mature on November 13, 2023. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The 2018 Credit Facility is currently guaranteed by HPIDC, which guarantee is subject to release following or simultaneously with HPIDC’s release as an obligor under the HPIDC 2025 Notes and the Company 2025 Notes. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company or HPIDC as determined by Moody’s and Standard & Poor’s (“S&P”). The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of HPIDC on September 30, 2018, the spread over LIBOR would have been 1.125 percent and commitment fees would have been 0.125 percent had borrowings been outstanding under the facility. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2018, there were no borrowings, but there were three letters of credit outstanding in the amount of $38.0 million, and we had $712.0 million available to borrow under the 2018 Credit Facility. Subsequent to December 31, 2018, one letter of credit was reduced by $500,000, increasing the amount available under the 2018 Credit Facility by that amount.

In connection with entering into the 2018 Credit Facility, we terminated our $300 million unsecured credit facility under the credit agreement dated as of July 13, 2016 by and among HPIDC, as borrower, the Company, as guarantor, Wells Fargo, National Association, as administrative agent, and the lenders party thereto.

At December 31, 2018, we had a $12 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international operations.  There was nothing outstanding as of December 31, 2018.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2018, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES

Our income tax provision (benefit) from continuing operations for the first three months of fiscal years 2019 and 2018 was $1.4 million and ($500.6) million, respectively, resulting in effective tax rates of 13.9 percent and (50,064,100.0) percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for fiscal year 2019 (24.53 percent for fiscal year 2018) primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments.  The discrete adjustments for the first three months of fiscal year 2019 are primarily due to the recording of a tax benefit related to the reversal of an uncertain tax liability of $1.7 million, as the statute of limitations has expired.  The discrete adjustments for the first three months of fiscal year 2018 were primarily due to the recording of a tax benefit of $500.4 million related to the remeasurement of the Company’s net deferred tax liability as a result of the Tax Reform Act.

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

NOTE 8 SHAREHOLDERS’ EQUITY

The Company has authorization from the Board of Directors for the repurchase of up to four million common shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares during the three months ended December 31, 2018 and 2017.

Components of accumulated other comprehensive income were as follows:

	December 31,	September 30,
	2018	2018
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities (1)	$—	$44,023
Unrealized actuarial loss	(21,401)	(21,693)
	$(21,401)	$22,330
After-tax amounts:
Unrealized appreciation on securities (1)	$—	$29,071
Unrealized actuarial loss	(12,296)	(12,521)
	$(12,296)	$16,550

(1)

As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2016-01 on October 1, 2018. The standard requires that changes in the fair value of our equity investments must be recognized in net income.

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended December 31, 2018:

	Three Months Ended December 31, 2018
	Unrealized
	Appreciation	Defined
	on Equity	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at September 30, 2018	$29,071	$(12,521)	$16,550
Adoption of ASU No. 2016-01 (1)	(29,071)	—	(29,071)
Balance at October 1, 2018	—	(12,521)	(12,521)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	225	225
Net current-period other comprehensive income	—	225	225
Balance at December 31, 2018	$—	$(12,296)	$(12,296)

(1)

As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2016-01 on October 1, 2018. The transition provisions enforced upon adoption require any unrealized gains or losses as of October 1, 2018 to be recognized in the beginning balance of equity.

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Unaudited Condensed Consolidated Statements of Operations:

	Reclassified from
	Accumulated Other
	Comprehensive
	Income (Loss)
	Three Months Ended		Affected Line
Details About Accumulated Other	December 31,		Item in the Consolidated
Comprehensive Income (Loss) Components	2018	2017	Statements of Operations
	(in thousands)
Amortization of net actuarial loss on defined benefit pension plan	$292	$461	Selling, general and administrative
	(67)	(121)	Income tax provision
Total reclassifications for the period	$225	$340	Net of tax

A cash dividend of $0.71 per share was declared on  September 5, 2018 for shareholders of record on November 12, 2018,  and paid on December 3, 2018.  An additional cash dividend of $0.71 per share was declared on December 14, 2018 for shareholders of record on February 8, 2019, payable on March 1, 2019.  The dividend payable is included in accounts payable in the Unaudited Condensed Consolidated Balance Sheets.

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS

Impact of Adoption

Effective October 1, 2018, we adopted ASC 606 - “Revenue from Contracts with Customer” and ASC 340-40 “Contracts with Customers,” which are effective for annual periods beginning on or after December 15, 2017. ASC 606 introduced a five‑step approach to revenue recognition and ASC 340-40 introduced detailed rules for contract revenue related costs. Details of the new requirements as well as the impact on our unaudited condensed consolidated financial statements are described below.

We have applied ASC 606 in accordance with the modified retrospective transitional approach recognizing the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings during this period (October 1, 2018). Comparative prior year periods were not adjusted. In applying the modified retrospective approach, we elected practical expedients for (a) completed contracts as described in ASC 606-10-65-c2, and (b) contract modifications as described in ASC 606-10-65-1-f(4), allowing (a) the application of the revenue standard only to contracts that were not completed as of the date of initial application, and (b) to reflect the aggregate effect of all modifications that occur before the adoption date in accordance with the new standard when: (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We believe that the impact on the opening balance of retained earnings during the period (October 1, 2018) would not have been significantly different had we not elected to use the practical expedients.

ASC 606 uses the terms ‘contract asset’ and ‘contract liability’ to describe what might more commonly be known as ‘accrued or unbilled revenue’ and ‘deferred revenue’, respectively; however, the Standard does not prohibit an entity from using alternative descriptions in the statement of financial position. We have adopted the terminology used in ASC 606 to describe such balances. Apart from providing more extensive disclosures for our revenue transactions, the application of ASC 606 has not had a significant impact on our financial position and/or financial performance.

Contract Drilling Services Revenue

Substantially all of our drilling services are performed on a “daywork” contract basis, under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. These contract drilling services represent a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing contract drilling services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based input measure as we provide services to the customer.

Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three months ended December 31, 2018 and 2017 early termination revenue was approximately $7.1 million and $4.3 million, respectively.

We also act as a principal for certain reimbursable services and auxiliary equipment provided by us to our clients, for which we incur costs and earn revenues. Many of these costs are variable, or dependent upon the activity that is actually performed each day under the related contract. Accordingly, reimbursements that we receive for out-of-pocket expenses are recorded as revenues and the out-of-pocket expenses for which they relate are recorded as operating costs during the period to which they relate within the series of distinct time increments. All of our revenues are recognized net of sales taxes, when applicable.

With most drilling contracts, we also receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenues associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service and are recognized ratably over the related contract term that drilling services are provided.

Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the contract term. The amount of demobilization revenue that we ultimately collect is dependent upon the specific contractual terms, most of which include provisions for reduced or no payment for demobilization when, among other things, the contract is renewed or extended with the same client, or when the rig is subsequently contracted with another client prior to the termination of the current contract. Since revenues associated with demobilization activity are typically variable, at each period end, they are estimated at the most likely amount, and constrained when the likelihood of a significant reversal is probable. Any change in the expected amount of demobilization revenue is accounted for with the net cumulative impact of the change in estimate recognized in the period during which the revenue estimate is revised.

Contract Costs

Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment costs asset (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of December 31, 2018, we had capitalized fulfillment costs of $10.7 million.

Capital modification costs are incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.

Remaining Performance Obligations

The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2018 was approximately $1.6 billion, of which approximately $0.9 billion is expected to be recognized during the remainder of fiscal year 2019,  $0.6 billion during fiscal year 2020, and approximately $0.1 billion is expected to be recognized in fiscal year 2021 and thereafter.  These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. We do not have material long-term contracts related to our H&P Technologies segment.

Contract Assets and Liabilities

Amounts owed from our customers under our revenue contracts are typically billed on a monthly basis as the service is being provided and are due within 1-30 days of billing. Such amounts are classified as accounts receivable on our Unaudited Condensed Consolidated Balance Sheets. Under certain of our contracts, we recognize revenues in excess of billings, referred to as contract assets, within our accounts receivable within our unaudited condensed consolidated balance sheets.

Under certain of our contracts, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within accrued liabilities and other noncurrent liabilities in our Unaudited Condensed Consolidated Balance Sheets. Contract balances are presented at the net amount at a contract level.

The following table summarizes the balances of our contract assets and liabilities at the dates indicated:

	As of December 31, 2018	As of October 1, 2018
	(in thousands)
Contract assets	$3,058	$2,600

Fiscal Year 2019
(in thousands)
Contract liabilities balance at October 1	$30,032
Payment received and deferred	-
Revenue recognized during the period	(10,860)
Contract liabilities balance at December 31	$19,172

NOTE 10 STOCK-BASED COMPENSATION

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options and restricted stock awards to selected employees and to non-employee Directors. Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan remain subject to the terms and conditions of those plans. During the three months ended December 31, 2018, there were no non-qualified granted stock options, as we have, prospectively and for fiscal year 2019, replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. We have eliminated stock options as an element of our Director compensation program. During the three months ended December 31, 2018, 472,987 shares of restricted stock awards were granted under the 2016 Plan.  An additional 142,603 of restricted stock grants were awarded outside of the 2016 Plan in conjunction with the acquisition of MagVAR.

A summary of compensation cost for stock-based payment arrangements recognized in selling, general and administrative expense is as follows:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
Compensation expense
Stock options	$1,416	$1,963
Restricted stock	5,742	5,124
	$7,158	$7,087

Stock Options

Prospectively, and for the fiscal year ending September 30, 2019, we have eliminated stock options as an element of our director compensation program. The Board of Directors has determined to award stock-based compensation to directors solely in the form of restricted stock.

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the three months ended December 31, 2017:

2017
Risk-free interest rate (1)	2.2%
Expected stock volatility (2)	36.1%
Dividend yield (3)	4.8%
Expected term (in years) (4)	6.0

(1)	The risk-free interest rate is based on U.S. Treasury securities for the expected term of the option.
(2)	Expected volatilities are based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the option.
(3)	The dividend yield is based on our current dividend yield.
(4)

The expected term of the options granted represents the period of time that they are expected to be outstanding. We estimate term of option granted based on historical experience with grants and exercise.

A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2018 is presented in the following tables:

	Three Months Ended December 31, 2018
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at October 1, 2018	3,499	$58.62
Granted	—	—
Exercised	(191)	22.07
Forfeited/Expired	(9)	58.43
Outstanding at December 31, 2018	3,299	$60.74	5.92	$2,269
Vested and expected to vest at December 31, 2018	3,299	$60.74	5.92	$2,269
Exercisable at December 31, 2018	2,497	$60.23	5.15	$2,269

The weighted-average fair value of options granted in the first quarter of fiscal year 2018 was $12.94.

The total intrinsic value of options exercised during the three months ended December 31, 2018 and 2017 was $7.6 million and $4.1 million, respectively.

As of December 31, 2018, the unrecognized compensation cost related to stock options was $5.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date.  As of December 31, 2018, there was $55.9 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of our restricted stock awards as of December 31, 2018 and changes in restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended
	December 31, 2018
		Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value per Share
Outstanding at October 1, 2018	1,001	$63.74
Granted	473	58.48
Vested (1)	(361)	64.47
Forfeited	(7)	59.59
Outstanding on December 31, 2018	1,106	$61.27

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Performance Units

We have made awards to certain employees that are subject to market-based performance conditions ("performance units"). Subject to the terms and conditions set forth in the applicable performance unit award agreements and the 2016 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit awards consist of two separate components.  Performance units that comprise the first component are subject to a three-year performance cycle.  Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period.

At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200% of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date.

The grant date fair value of performance units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return, dividend yields and cross-correlations between our and our self-determined Peer Group companies. On December 14, 2018, we granted 145,153 performance units with a weighted average grant date fair value of $9.1 million. That cost is expected to be recognized over a weighted-average period of three years.

NOTE 11 EARNINGS (LOSS) PER COMMON SHARE

ASC 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share.  We have granted and expect to continue to grant to employees restricted stock grants and performance units that contain non-forfeitable rights to dividends.  Such grants are considered participating securities under ASC 260.  As such, we are required to include these grants in the calculation of our basic earnings per share and calculate basic earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.

Basic earnings per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented.

Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and performance units.

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants and performance units that receive dividends, which are considered participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$8,364	$500,642
Income (loss) from discontinued operations	10,595	(536)
Net income	18,959	500,106
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(777)	(3,537)

Numerator for basic earnings per share:
From continuing operations	7,587	497,105
From discontinued operations	10,595	(536)
	18,182	496,569
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	(1)	10

Numerator for diluted earnings per share:
From continuing operations	7,586	497,115
From discontinued operations	10,595	(536)
	$18,181	$496,579
Denominator:
Denominator for basic earnings per share - weighted-average shares	109,142	108,683
Effect of dilutive shares from stock options, restricted stock and performance units	283	412
Denominator for diluted earnings per share - adjusted weighted-average shares	109,425	109,095

Basic earnings per common share:
Income from continuing operations	$0.07	$4.57
Income from discontinued operations	0.10	—
Net income	$0.17	$4.57

Diluted earnings per common share:
Income from continuing operations	$0.07	$4.55
Income from discontinued operations	0.10	—
Net income	$0.17	$4.55

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands, except per share amounts)
Shares excluded from calculation of diluted earnings per share	2,089	3,377
Weighted-average price per share	$67.25	$63.47

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

The assets held in the Non-Qualified Supplemental Savings Plan are carried at fair value, which totaled $15.0 million at December 31, 2018 and $16.2 million at September 30, 2018. The assets are comprised of mutual funds that are measured using Level 1 inputs.

Short-term investments include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Unaudited Condensed Consolidated Statements of Operations. The securities are recorded at fair value.

Our non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value when acquired in a business combination or when an impairment charge is recognized. If measured at fair value in the Unaudited Condensed Consolidated Balance Sheets, these would generally be classified within Level 2 or 3 of the fair value hierarchy.

The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government.  The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.

The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at December 31, 2018 and September 30, 2018.

The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2018:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$6,508	$—	$6,508	$—
Corporate and municipal debt securities	6,862	—	6,862	—
U.S. government and federal agency securities	27,702	22,703	4,999	—
Total short-term investments	41,072	22,703	18,369	—
Cash and cash equivalents	228,462	228,462	—	—
Investments	39,775	39,652	123	—
Other current assets	30,246	30,246	—	—
Other assets	3,882	3,882	—	—
Total assets measured at fair value	$343,437	$324,945	$18,492	$—

Liabilities:
Contingent earnout liability	$12,147	$—	$—	$12,147

At December 31, 2018, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets.  The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion is included in other assets.  For these items, quoted current market prices are readily available.

At December 31, 2018, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 inputs consist of potential earnout payments associated with the acquisition of AJC in fiscal year 2019 and MOTIVE Drilling Technologies, Inc. in fiscal year 2017.  The valuation techniques used for determining the fair value of the potential earnout payments use a Monte Carlo simulation which evaluates numerous potential earnings and pay out scenarios.

The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
Net liabilities at beginning of period	$11,160	$14,879
Additions	673	—
Total gains or losses:
Included in earnings	314	3,977
Settlements (1)	—	(1,500)
Net liabilities at end of period	$12,147	$17,356

(1)	Settlements represent earnout payments that have been paid during the period.

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2018 and September 30, 2018:

	December 31,	September 30,
	2018	2018
	(in millions)
Carrying value of long-term fixed-rate debt	$490.8	$494.0
Fair value of long-term fixed-rate debt	$509.9	$509.3

The fair value for the $500 million fixed-rate debt was based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.

We adopted ASU No. 2016-01 on October 1, 2018, and as a result, we recognize our marketable equity securities that have readily determinable fair values at fair value, with changes in such values reflected in net income.  Previously, we recognized changes in fair value of equity securities in other comprehensive income in the Unaudited Condensed Consolidated Statements of Comprehensive Income. There is no longer a requirement to consider whether the decline in fair value is other-than-temporary. When equity securities are sold, the cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.

The estimated fair value of our equity securities, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs.  As of December 31, 2018 we recorded a loss of $42.8 million which resulted from the decrease in the fair value of our investments from September 30, 2018. The following is a summary of our securities, which excludes assets held in a Non-Qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
December 31, 2018	$38,473	$13,154	$(11,975)	$39,652
September 30, 2018	$38,473	$44,023	$—	$82,496

NOTE 13  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following provides information at December 31, 2018 related to the Company-sponsored domestic defined benefit pension plan:

	Three Months Ended
	December 31,
	2018	2017
	(in thousands)
Interest cost	$1,097	$1,014
Expected return on plan assets	(1,386)	(1,386)
Recognized net actuarial loss	292	461
Net pension expense	$3	$89

Employer Contributions

We did not contribute to the Pension Plan during the three months ended December 31, 2018. We could make contributions for the remainder of fiscal year 2019 to fund distributions in lieu of liquidating assets.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At December 31, 2018, we had purchase commitments for equipment, parts and supplies of approximately $90.2 million.

Guarantee Arrangements

We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business.  We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.

Contingencies

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain or loss contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, HPIDC and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A.  Our subsidiaries seek damages for the taking of their Venezuelan drilling business in violation of international law and for breach of contract.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No contingent gains were recognized in our Unaudited Condensed Consolidated Financial Statements.

In January 2018, an employee of Helmerich & Payne International Drilling Co. (“HPIDC”) suffered personal injury and subsequently, brought a lawsuit against the operator and Helmerich & Payne, Inc. (“H&P”).  Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC indemnified the operator in the lawsuit, subject to certain limitations.  H&P has settled this matter on behalf of itself and the operator with $21.0 million of the settlement amount to be paid by the Company.  The settlement amount was accrued for as of December 31, 2018. While we believe we had meritorious defenses to the matter, we determined that settlement was a reasonable alternative to the uncertainty and expense associated with a jury trial.

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

NOTE 15 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Description of the Business

We are a global contract drilling company based in Tulsa, Oklahoma with operations in all major U.S. onshore basins as well as South America and the Middle East. Our contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  We believe we are the recognized industry leader in drilling as well as technological innovation.

Effective October 1, 2018, we implemented organizational changes, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Certain operations previously reported in “other” within our segment disclosures are now managed and presented within the new H&P Technologies reportable segment. As a result, beginning with the reporting of first quarter 2019, our operations are organized into the following reportable business segments: U.S. Land, Offshore, International Land and H&P Technologies. Certain other corporate activities and our real estate operations are included in Other. All segment disclosures have been recast for these segment changes.  Consolidated revenues and expenses reflect the elimination of intercompany transactions.

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

Summarized financial information of our reportable segments for the three months ended December 31, 2018 and 2017 is shown in the following tables:

	December 31, 2018
			International	H&P
(in thousands)	U.S. Land	Offshore	Land	Technologies	Other	Eliminations	Total
External Sales	$624,241	$36,910	$66,287	$9,920	$3,240	$—	$740,598
Intersegment	582	—	—	—	234	$(816)	—
Total Sales	624,823	36,910	66,287	9,920	3,474	(816)	740,598

Segment Operating Income (Loss)	79,668	7,168	6,630	(10,344)	1,554	—	84,676

	December 31, 2017
			International	H&P
(in thousands)	U.S. Land	Offshore	Land	Technologies (1)	Other (1)	Eliminations	Total
External Sales	$461,640	$33,366	$63,214	$2,849	$3,018	$—	$564,087
Intersegment	—	—	—	—	220	(220)	—
Total Sales	461,640	33,366	63,214	2,849	3,238	(220)	564,087

Segment Operating Income (Loss)	24,745	8,725	3,534	(8,815)	1,498	—	29,687

(1)	Prior period information has been recast to reflect the change in operating segments.

The following table reconciles segment operating income (loss) per the table above to income from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	December 31,
	2018	2017
(in thousands)		As adjusted
Segment operating income	$84,676	$29,687
Income from asset sales	5,545	5,565
Corporate selling, general and administrative costs and corporate depreciation	(35,932)	(31,643)
Operating income from continuing operations	54,289	3,609
Other income (expense)
Interest and dividend income	2,450	1,724
Interest expense	(4,720)	(5,773)
Loss on investment securities	(42,844)	—
Other	541	441
Total unallocated amounts	(44,573)	(3,608)
Income from continuing operations before income taxes	$9,716	$1

The following table presents total assets by reportable segment:

	December 31,	September 30,
(in thousands)	2018	2018
Total assets
U.S. Land	$5,076,230	$5,012,378
Offshore	103,650	105,439
International Land	328,718	362,033
H&P Technologies	153,170	146,957
Other	29,678	29,525
	5,691,446	5,656,332
Investments and corporate operations	452,895	558,535
Total assets from continuing operations	6,144,341	6,214,867
Discontinued operations	—	—
	$6,144,341	$6,214,867

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended
	December 31,
(in thousands)	2018	2017
Operating revenues
United States	$674,001	$500,758
Argentina	41,605	48,829
Colombia	17,426	11,996
Other Foreign	7,566	2,504
Total	$740,598	$564,087

Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue upon adoption of ASC 606.

NOTE 16 GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In March 2015, HPIDC, a wholly-owned subsidiary of the Company, issued senior unsecured notes in an aggregate principal amount of $500 million.  In December 2018, the Company completed the Exchange Offer, pursuant to which $487.1 million aggregate principal amount of the HPIDC notes was exchanged for new senior unsecured notes of the Company in an equal aggregate principal amount (see Note 6—Debt). The $12.9 million of remaining HPIDC notes continue to be fully and unconditionally guaranteed by the Company. No subsidiaries of the Company currently guarantee such notes, subject to certain provisions that if any subsidiary guarantees certain other debt of HPIDC or the Company, then such subsidiary will provide a guarantee of the obligations under such notes.

In connection with the Exchange Offer, HPIDC fully and unconditionally guaranteed the Company’s newly issued $487.1 million of notes. No other subsidiaries of the Company currently guarantee such notes, subject to certain provisions that if any subsidiary guarantees certain other debt of the Company, then such subsidiary will provide a guarantee of the obligations under such notes.

In connection with the notes described above, we are providing the following unaudited condensed consolidating financial information in accordance with the Securities and Exchange Commission disclosure requirements, so that separate financial statements of HPIDC are not required to be filed. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements. Unaudited condensed consolidating financial information for HPIDC and the Company is shown in the tables below.

CONDENSED CONSOLIDATING BALANCE SHEETS

(Unaudited)

	December 31, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$208,219	$20,243	$—	$228,462
Short-term investments	—	41,072	—	—	41,072
Accounts receivable, net of allowance	(299)	493,770	52,628	(368)	545,731
Inventories of materials and supplies, net	(1)	129,389	30,604	—	159,992
Prepaid expenses and other	14,804	12,626	40,387	(327)	67,490
Total current assets	14,504	885,076	143,862	(695)	1,042,747

Investments	14,957	39,651	123	—	54,731
Property, plant and equipment, net	47,383	4,577,824	275,132	—	4,900,339
Intercompany receivables	282,543	1,658,200	507,824	(2,448,567)	—
Goodwill	—	—	67,902	—	67,902
Intangible assets, net	—	—	71,969	—	71,969
Other assets	318	1,266	5,069	—	6,653
Investment in subsidiaries	6,003,703	185,924	—	(6,189,627)	—

Total assets	$6,363,408	$7,347,941	$1,071,881	$(8,638,889)	$6,144,341

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,631	$51,394	$6,741	$(360)	$141,406
Accrued liabilities	20,733	192,779	31,330	(335)	244,507
Total current liabilities	104,364	244,173	38,071	(695)	385,913

Noncurrent liabilities:
Long-term debt	482,126	8,679	—	—	490,805
Deferred income taxes	(3,437)	835,673	20,951	—	853,187
Intercompany payables	1,432,156	208,841	807,470	(2,448,467)	—
Other	21,960	40,384	22,221	—	84,565
Noncurrent liabilities - discontinued operations	—	—	3,633	—	3,633
Total noncurrent liabilities	1,932,805	1,093,577	854,275	(2,448,467)	1,432,190

Shareholders’ equity:
Common stock	11,208	100	—	(100)	11,208
Additional paid-in capital	484,122	52,437	1,039	(53,476)	484,122
Retained earnings	3,997,283	5,966,748	178,496	(6,145,244)	3,997,283
Accumulated other comprehensive income (loss)	(12,296)	(9,094)	—	9,094	(12,296)
Treasury stock, at cost	(154,079)	—	—	—	(154,079)
Total shareholders’ equity	4,326,238	6,010,191	179,535	(6,189,726)	4,326,238

Total liabilities and shareholders’ equity	$6,363,407	$7,347,941	$1,071,881	$(8,638,888)	$6,144,341

	September 30, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$273,214	$11,141	$—	$284,355
Short-term investments	—	41,461	—	—	41,461
Accounts receivable, net of allowance	(29)	499,644	65,859	(272)	565,202
Inventories of materials and supplies, net	—	127,154	30,980	—	158,134
Prepaid expenses and other	20,783	10,649	35,539	(573)	66,398
Total current assets	20,754	952,122	143,519	(845)	1,115,550

Investments	16,200	82,496	—	—	98,696
Property, plant and equipment, net	46,859	4,515,077	295,446	—	4,857,382
Intercompany receivables	161,532	2,024,652	294,206	(2,480,390)	—
Goodwill	—	—	64,777	—	64,777
Intangible assets, net	—	—	73,207	—	73,207
Other assets	268	907	4,080	—	5,255
Investment in subsidiaries	5,981,197	172,513	—	(6,153,710)	—
Total assets	$6,226,810	$7,747,767	$875,235	$(8,634,945)	$6,214,867

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,819	$43,626	$5,483	$(264)	$132,664
Accrued liabilities	43,449	164,542	37,093	(580)	244,504
Total current liabilities	127,268	208,168	42,576	(844)	377,168

Noncurrent liabilities:
Long-term debt	—	493,968	—	—	493,968
Deferred income taxes	(7,112)	834,714	25,534	—	853,136
Intercompany payables	1,701,694	178,759	599,837	(2,480,290)	—
Other	22,225	48,836	22,545	—	93,606
Noncurrent liabilities - discontinued operations	—	—	14,254	—	14,254
Total noncurrent liabilities	1,716,807	1,556,277	662,170	(2,480,290)	1,454,964

Shareholders’ equity:
Common stock	11,201	100	—	(100)	11,201
Additional paid-in capital	500,393	52,437	1,040	(53,477)	500,393
Retained earnings	4,027,779	5,910,955	169,449	(6,080,404)	4,027,779
Accumulated other comprehensive income	16,550	19,830	—	(19,830)	16,550
Treasury stock, at cost	(173,188)	—	—	—	(173,188)
Total shareholders’ equity	4,382,735	5,983,322	170,489	(6,153,811)	4,382,735

Total liabilities and shareholders’ equity	$6,226,810	$7,747,767	$875,235	$(8,634,945)	$6,214,867

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$661,151	$79,471	$(24)	$740,598
Operating costs and other	2,766	598,973	84,839	(269)	686,309

Operating income (loss) from continuing operations	(2,766)	62,178	(5,368)	245	54,289

Other income (expense), net	(1,036)	(45,200)	1,908	(245)	(44,573)
Equity in net income (loss) of subsidiaries	22,396	15,305	—	(37,701)	—
Income (loss) from continuing operations before income taxes	18,594	32,283	(3,460)	(37,701)	9,716

Income tax (benefit) provision	(365)	5,159	(3,442)	—	1,352
Income (loss) from continuing operations	18,959	27,124	(18)	(37,701)	8,364

Income from discontinued operations before income taxes	—	—	12,665	—	12,665
Income tax provision	—	—	2,070		2,070
Income from discontinued operations	—	—	10,595	—	10,595

Net income	$18,959	$27,124	$10,577	$(37,701)	$18,959

	Three Months Ended December 31, 2017, as adjusted (Note 2)
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$495,006	$69,097	$(16)	$564,087
Operating costs and other	4,089	481,648	74,946	(205)	560,478

Operating income (loss) from continuing operations	(4,089)	13,358	(5,849)	189	3,609

Other income (expense), net	144	(4,059)	496	(189)	(3,608)
Equity in net income of subsidiaries	507,420	21,365	—	(528,785)	—
Income (loss) from continuing operations before income taxes	503,475	30,664	(5,353)	(528,785)	1

Income tax provision (benefit)	3,369	(478,594)	(25,416)	—	(500,641)
Income from continuing operations	500,106	509,258	20,063	(528,785)	500,642

Loss from discontinued operations before income taxes	—	—	(519)	—	(519)
Income tax provision	—	—	17	—	17
Loss from discontinued operations	—	—	(536)	—	(536)

Net income	$500,106	$509,258	$19,527	$(528,785)	$500,106

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$18,959	$27,124	$10,577	$(37,701)	$18,959
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net	78	147	—	—	225
Other comprehensive income (loss)	78	147	—	—	225
Comprehensive income (loss)	$19,037	$27,271	$10,577	$(37,701)	$19,184

	Three Months Ended December 31, 2017
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net income	$500,106	$509,258	$19,527	$(528,785)	$500,106
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(601)	—	—	(601)
Minimum pension liability adjustments, net	102	238	—	—	340
Other comprehensive income (loss)	102	(363)	—	—	(261)
Comprehensive income	$500,208	$508,895	$19,527	$(528,785)	$499,845

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31, 2018
		Helmerich & Payne
	Helmerich	International
	& Payne, Inc.	Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$2,188	$201,473	$5,821	$—	$209,482

Cash flows from investing activities:
Capital expenditures	(3,118)	(191,210)	(1,766)	—	(196,094)
Purchase of short-term investments	—	(31,324)	—	—	(31,324)
Payment for acquisition of business, net of cash acquired	(2,781)	—	—	—	(2,781)
Proceeds from sale of short-term investments	—	31,860	—	—	31,860
Intercompany transfers	5,899	(5,899)	—	—	—
Proceeds from asset sales	—	8,227	3,382	—	11,609
Net cash provided by (used in) investing activities	—	(188,346)	1,616	—	(186,730)

Cash flows from financing activities:
Intercompany transfers	78,122	(78,122)	—	—	—
Dividends paid	(78,122)	—	—	—	(78,122)
Debt issuance costs paid	(3,912)	—	—	—	(3,912)
Payments for employee taxes on net settlement of equity awards	(6,267)	—	—	—	(6,267)
Proceeds from stock option exercises	1,954	—	—	—	1,954
Net cash used in financing activities	(8,225)	(78,122)	—	—	(86,347)

Net increase (decrease) in cash and cash equivalents and restricted cash	(6,037)	(64,995)	7,437	—	(63,595)
Cash and cash equivalents and restricted cash, beginning of period	6,037	273,214	46,934	—	326,185
Cash and cash equivalents and restricted cash, end of period	$—	$208,219	$54,371	$—	$262,590

	Three Months Ended December 31, 2017, as adjusted (Note 2)
		Helmerich & Payne
	Helmerich	International
	& Payne, Inc.	Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$10,776	$69,593	$(764)	$—	$79,605

Cash flows from investing activities:
Capital expenditures	(2,189)	(86,404)	(3,105)	—	(91,698)
Purchase of short-term investments	—	(16,183)	—	—	(16,183)
Payment for acquisition of business, net cash acquired	(47,832)	—	—	—	(47,832)
Proceeds from sale of short-term investments	—	18,120	—	—	18,120
Intercompany transfers	50,021	(50,021)	—	—	—
Proceeds from asset sales	—	8,022	727	—	8,749
Net cash used in investing activities	—	(126,466)	(2,378)	—	(128,844)

Cash flows from financing activities:
Intercompany transfers	76,503	(76,503)	—	—	—
Dividends paid	(76,503)	—	—	—	(76,503)
Payments for employee taxes on net settlement of equity awards	(5,471)	—	—	—	(5,471)
Proceeds from stock option exercises	892	—	—	—	892
Payment of contingent consideration from acquisition of business	—	—	(1,500)	—	(1,500)
Net cash used in financing activities	(4,579)	(76,503)	(1,500)	—	(82,582)

Net increase (decrease) in cash and cash equivalents and restricted cash	6,197	(133,376)	(4,642)	—	(131,821)
Cash and cash equivalents and restricted cash, beginning of period	9,385	507,504	43,620	—	560,509
Cash and cash equivalents and restricted cash, end of period	$15,582	$374,128	$38,978	$—	$428,688

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

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

Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2018 Annual Report under Item 1A— “Risk Factors,” as well as in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary

Helmerich & Payne, Inc. provides performance-driven drilling services and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2018, our drilling rig fleet included a total of 390 drilling rigs. Our contract drilling segments consist of the U.S. Land segment with 350 rigs, the Offshore segment with 8 offshore platform rigs and the International Land segment with 32 rigs as of December 31, 2018. At the close of the first quarter of fiscal year 2019, we had 269 contracted rigs, of which 173 were under a fixed term contract and 96 were working well-to-well, compared to 259 contracted rigs at September 30, 2018. As the U.S. land drilling industry recovered from an all-time low of approximately 380 active rigs in the summer of 2016 to over 1,000 rigs as of September 30, 2018, we led the way in reactivating rigs in the United States and gained significant market share in the process. We believe that our success during this time frame is validation of the capabilities of our land drilling fleet and our decisions during the downturn to prepare for an eventual improvement in the business, and our ability to deliver best-in-class field performance and customer satisfaction. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability.  As we move forward, we believe that our advanced uniform rig fleet, financial strength, long term contract backlog and strong customer and employee base position us very well to take advantage of future opportunities.

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

With respect to U.S. Land Drilling, the resurgence of oil and natural gas production coming from the United States brought about by unconventional shale drilling for oil has significantly impacted the supply of oil and natural gas. The advent of unconventional drilling in the United States began in earnest in 2009 and continues to evolve as E&Ps drill longer lateral wells with tighter well spacing. During this time, we designed, built and delivered new technology AC drive rigs (FlexRigs) to the market at a fast pace, substantially growing our fleet. The pace of progress of unconventional drilling was interrupted by a decrease in crude oil prices in late 2014 from $106 per barrel in June 2014 to below $30 per barrel in early 2016.

Crude oil prices began to recover in 2016, and after reaching a trough in May of 2016, unconventional drilling activity began to recover and this recovery extended through 2017 and 2018. Throughout this time, the length of the lateral section of wells drilled in the U.S. has continued to grow. The progression of longer lateral wells has required many of the industries’ rigs to be upgraded to certain specifications in order to meet the technical challenges of drilling longer lateral wells. The upgraded rigs meeting those specifications are commonly referred to in the industry as super-spec rigs and have the following specific characteristics: AC Drive, 1,500 horsepower drawworks, 750,000 lbs. hookload rating, 7,500 psi mud circulating system and multiple-well pad capability.

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

During the first quarter of fiscal year 2019, crude oil prices dropped to below levels where exploration and production companies set their 2018 capital budgets. While there has been some recovery in the crude oil price from recent lows, the timing of the decline could cause some of our customers to re-examine the levels of their exploration and production capital expenditures in 2019 and potentially reduce the amount of planned activity. In fact, some of our customers have already made this determination and reduced planned spending, while others have decided not to and some still have yet to make it a decision.  Based on the current market conditions, we now expect the demand for rigs to be moderate.  We believe some of the moderation may affect the demand for super-spec rigs, but we anticipate much of the demand reduction will center on non super-spec rigs.  Just as we are well positioned to respond to increased demand in super-spec rigs and the related upgrades, we are also equally positioned to pull back and react to weaker customer demand.  For that reason, we have moderated our super-spec upgrade cadence and reduced our capital expenditure plan for fiscal year 2019 from a range of $650 million to $680 million to a range of $500 million to $530 million.

During the first fiscal quarter of 2019, we converted five FlexRig4’s to super-spec capacity and upgraded nine of our FlexRig3 rigs to super-spec. As of December 31 2018, we held over 40 percent of the super-spec market share in

U.S. land drilling. Due to our financial strength, we are in the position to continue to upgrade rigs to super-spec as long as market demand for such rigs remains high and we have a supply of economically viable super-spec upgradable rigs.

In our International Land Drilling segment, despite the recent volatility in crude oil prices we still believe that our market leading position in the Neuquén basin of Argentina may provide opportunities for us to deploy additional AC rigs from the United States. We have also seen periodic spot market work for our deeper drilling 3,000 horsepower rigs in Northern Argentina. These spot market contracts do not have a defined term and operate on a well-by-well basis. We expect the market in Colombia to be more correlated with oil price volatility in fiscal year 2019. We believe that our international land operations are a potential area of growth over the next several years, but acknowledge that such growth may be more sporadic than what we expect in the U.S. market.

At this time, our Offshore Drilling operations are expected to report relatively stable utilization and cash flows in the upcoming fiscal year. We anticipate one or more of our platform rigs could either be stacked or placed on a lower margin stack rate in fiscal year 2019.

Recent Developments

In November 2018, we announced our acquisition of Angus Jamieson Consulting (“AJC”), a software-based, training and consultancy company based in Inverness, Scotland. AJC is widely recognized as an industry leader in wellbore positioning and provides software and in-depth training for clients. The skills and talents of AJC will accelerate capabilities to deliver future, value-driven automation.

In December 2018, we settled an offer to exchange (the “Exchange Offer”) any and all outstanding 4.65 percent 10-year unsecured senior notes (the “HPIDC 2025 Notes”) issued by Helmerich & Payne International Drilling Co., our wholly-owned direct subsidiary (“HPIDC”), for (i) up to $500.0 million aggregate principal amount of new 4.65 percent 10-year unsecured senior notes of the Company (the “Company 2025 Notes”), with registration rights, and (ii) cash. Concurrently with the Exchange Offer, we solicited consents to adopt certain proposed amendments to the indenture governing the HPIDC 2025 Notes. The HPIDC 2025 Notes tendered had a principal amount of $487.1 million which represents 97.43 percent of the Existing Notes outstanding prior to the exchange.

During the first quarter of fiscal year 2019, we initiated a reorganization of our active International Land drilling operations and our Offshore Drilling operations into separate, wholly-owned subsidiaries of Helmerich & Payne, Inc. through an internal restructuring transaction. This will result in the transfer of certain assets from HPIDC to other wholly-owned subsidiaries of Helmerich & Payne, Inc., once completed. We believe that reorganizing these businesses into separate wholly-owned subsidiaries of Helmerich & Payne, Inc. will foster operational efficiency, simplify our organizational structure and provide additional clarity in our internal reporting.

As a result of the reorganization of our operations during the first quarter of fiscal year 2019, we have identified a new reportable business segment, H&P Technologies. This business segment will be used to drive development of advanced drilling technologies and directional drilling automation solutions, resulting in greater safety, reliability and well performance for our customers. A key benefit of our performance-driven drilling services is the reduced positional uncertainty in the directional drilling process and the fact that our technology can be used on any rig, regardless of the drilling or service provider, allowing our customers to benefit from these technologies on all rigs.

The combination of Magnetic Variation Services, LLC (“MagVAR”) geomagnetic correction capability, MOTIVE’s unique directional drilling technology and AJC’s software expertise creates a powerful platform that generates a compelling value opportunity for E&P companies. H&P Technologies’ Value Driven Automation™ platform offers a unique and desirable service that brings directional drilling accuracy to a new level in the oil and gas industry.

Contract Backlog

As of December 31, 2018 and September 30, 2018, our contract drilling backlog, being the expected future dayrate revenue from executed contracts with original terms of 365 days or greater, was $1.6 billion and $1.1 billion, respectively. The increase in backlog at December 31, 2018 from September 30, 2018 is primarily due to an increased number of incremental term contracts and term contract extensions with various customers in the U.S. Land segment during the first quarter of fiscal year 2019.  Approximately 56.3 percent of the December 31, 2018 backlog is reasonably expected to be filled in fiscal year 2020 and thereafter.  We do not have material long-term contracts related to our H&P Technologies segment. Refer to Note 9 to the Unaudited Condensed Consolidated Financial Statements where we have disclosed our drilling contract backlog for all expected future dayrate revenue from all executed contracts as part of the requirements of ASC 606 - Revenue from Contracts with Customers.

The following table sets forth the total backlog by reportable segment as of December 31, 2018 and September 30, 2018, and the percentage of the December 31, 2018 backlog reasonably expected to be filled in fiscal year 2020 and thereafter:

	Total Backlog		Percentage Reasonably
	Revenue		Expected to be Filled in
	December 31,	September 30,	Fiscal Year 2020
Reportable Segment	2018	2018	and Thereafter
	(in billions)
U.S. Land	$1.4	$0.9	43.0%
Offshore	—	—	—%
International Land	0.2	0.2	37.7%
	$1.6	$1.1

Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, in some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us.  Also, our customers may be unable to perform their contractual obligations.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may continue to decline and may not be ultimately realized as fixed‑term contracts may in certain instances be terminated without an early termination payment,” of our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission, regarding fixed term contract risk.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Consolidated Results of Operations

Net Income We reported income from continuing operations of $8.4 million ($0.07 per diluted share) from operating revenues of $740.6 million for the three months ended December 31, 2018 compared with income from continuing operations of $500.6 million ($4.55 per diluted share) from operating revenues of $564.1 million for the three months ended December 31, 2017.  Included in net income for the three months ended December 31, 2018 is $10.6 million ($0.10 per diluted share) of income from discontinued operations.  Including discontinued operations, we recorded net income of $19.0 million ($0.17 per diluted share) for the three months ended December 31, 2018 compared to net income of $500.1 million ($4.55 per diluted share) for the three months ended December 31, 2017.  Net income from continuing operations for the three months ended December 31, 2018 includes approximately $4.3 million ($0.04 per diluted share) of after-tax gains from the sale of assets compared to $4.1 million ($0.04 per diluted share) during the three months ended December 31, 2017.

Selling, General and Administrative Expense General and administrative expenses increased to $54.5 million in the three months ended December 31, 2018 compared to $46.5 million in the three months ended December 31, 2017.  The $8.0 million increase in fiscal year 2019 compared to the same period in fiscal year 2018 is primarily due to additions in employee count and compensation period over period and three full months of activity from MagVAR, acquired on December 8, 2017, which resulted in an increase in employee compensation, including taxes and benefits, compared to the same period in 2017.

Income Taxes We had income tax expense of $1.4 million for the three months ended December 31, 2018  (which includes a discrete tax benefit of approximately $1.7 million related to the reversal of an uncertain tax liability, as the statute of limitation expired) compared to an income tax benefit of $500.6 million (which included a discrete tax benefit of approximately $500.4 million related to the remeasurement of the Company’s net deferred tax liability as a result of the Tax Reform Act) for the three months ended December 31, 2017.  Our statutory federal income tax rate for fiscal year 2019 is 21.0% (before incremental state and foreign taxes).

Research and Development For the three months ended December 31, 2018 and 2017, we incurred $7.0 million and $3.2 million, respectively, of research and development expenses.  The increase in expense is primarily related to the acquisitions of MOTIVE and MagVAR given that a portion of their ongoing expenses are classified as research and development and additional new initiatives that are conducted through H&P Technologies.

U.S. Land Operations Segment

	Three Months Ended
	December 31,
(in thousands, except operating statistics)	2018	2017	% Change
Operating revenues	$624,241	$461,640	35.2%
Direct operating expenses	408,806	299,064	36.7
Selling, general and administrative expense	11,656	13,993	(16.7)
Depreciation	124,111	123,838	0.2
Segment operating income	$79,668	$24,745	222.0
Operating Statistics (1):
Revenue days	21,933	18,362	19.4%
Average rig revenue per day	$25,265	$22,400	12.8
Average rig expense per day	$15,443	$13,546	14.0
Average rig margin per day	$9,822	$8,854	10.9
Rig utilization	68%	57%	19.3

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $70.1 million and $50.3 million during the three months ended December 31, 2018 and 2017, respectively.

Operating Income The U.S. Land segment had operating income of $79.7 million for the three months ended December 31, 2018 compared to operating income of $24.7 million in the same period of fiscal year 2018.  Revenues were $624.2 million and $461.6 million in the three months ended December 31, 2018 and 2017, respectively.  Included in U.S. land revenues for the three months ended December 31, 2018 is early termination revenue of $2.4 million compared to $4.3 million during the same period of fiscal year 2018. Included in U.S. land operating expenses for the three months ended December 31, 2018 are costs of $18 million associated with a settled lawsuit.

Revenue Excluding early termination per day revenue of $109 and $233 for the three months ended December 31, 2018 and 2017, respectively, average rig revenue per day increased by $2,989 to $25,156 as spot market pricing continues to improve. Compared to the three months ended December 31, 2017, our activity has increased primarily in response to higher commodity prices.

Direct Operating Expenses Average expense per day, excluding costs associated with a settled lawsuit of $821 per day for the three months ended December 31, 2018, increased $1,076 to $14,622 during the three months ended December 31, 2018 compared to the three months ended December 31, 2017.  The increase is primarily due to higher pass-through costs, including higher wages for field personnel in some regions and higher rig recommissioning expense during the three months ended December 31, 2018. These factors were partially offset by a decrease in average daily expenses for idle rig expenses.

Depreciation Excluding abandonments, depreciation increased $6.7 million in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This trend continued in fiscal year 2018. This resulted in abandonments of $0.7 million in the three months ended December 31, 2018 compared to $7.2 million for the three months ended December 31, 2017. In fiscal year 2019, depreciation expense also included $2.5 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2019.

Utilization U.S. land rig utilization increased to 68 percent for the three months ended December 31, 2018 compared to 57 percent during the three months ended December 31, 2017.  At December 31, 2018, 244 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 244 contracted rigs, 156 were under fixed term contracts and 88 were working in the spot market.

Offshore Operations Segment

	Three Months Ended
	December 31,
(in thousands, except operating statistics)	2018	2017	% Change
Operating revenues	$36,910	$33,366	10.6%
Direct operating expenses	26,305	21,122	24.5
Selling, general and administrative expense	769	1,165	(34.0)
Depreciation	2,668	2,354	13.3
Segment operating income	$7,168	$8,725	(17.8)
Operating Statistics (1):
Revenue days	525	460	14.1%
Average rig revenue per day	$35,635	$35,776	(0.4)
Average rig expense per day	$25,637	$23,401	9.6
Average rig margin per day	$9,998	$12,375	(19.2)
Rig utilization	71%	63%	12.7

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $5.8 million and $4.1 million during the three months ended December 31, 2018 and 2017, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

Operating Income During the three months ended December 31, 2018, the Offshore segment had operating income of $7.2 million compared to operating income of $8.7 million for the three months ended December 31, 2017. This decrease is primarily attributable to favorable adjustments to self-insurance expenses that benefited the first fiscal quarter of 2018 along with a rate reduction that took place during the fourth quarter of fiscal 2018 as a long-term contract expired. These negative effects were partially offset by activity and cash flow from an additional rig which commenced operations during the third quarter of fiscal 2018.

Revenue Average rig revenue per day remained relatively flat in the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Direct Operating Expenses Average rig expense increased to $25,637 per day during the three months ended December 31, 2018 from $23,401 per day in the three months ended December 31, 2017. This per day increase was primarily attributable to one rig undergoing maintenance at a  zero rate during the first quarter of fiscal year 2019, as well as higher maintenance and supply expense for our other working rigs. The increase in absolute direct operating expenses was also driven by additional activity in the first fiscal quarter of 2019 as well as favorable adjustments to self-insurance expenses that benefited the first fiscal quarter of 2018.

Utilization During the first month of the third quarter of fiscal year 2018, a previously idle rig commenced work on a customer’s platform.  As of December 31, 2018, six of our eight available platform rigs were contracted as compared to five of our eight available platform rigs at December 31, 2017.

International Land Operations Segment

	Three Months Ended
	December 31,
(in thousands, except operating statistics)	2018	2017	% Change
Operating revenues	$66,287	$63,214	4.9%
Direct operating expenses	47,539	46,737	1.7
Selling, general and administrative expense	2,281	1,132	101.5
Depreciation	9,837	11,811	(16.7)
Segment operating income	$6,630	$3,534	87.6
Operating Statistics (1):
Revenue days	1,758	1,587	10.8%
Average rig revenue per day	$35,575	$38,039	(6.5)
Average rig expense per day	$22,704	$26,688	(14.9)
Average rig margin per day	$12,871	$11,351	13.4
Rig utilization	60%	45%	33.3

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $3.7 million and $2.9 million during the three months ended December 31, 2018 and 2017, respectively. Also excluded are the effects of currency revaluation income and expense.

Operating Income The International Land segment had operating income of $6.6 million for the three months ended December 31, 2018 compared to operating income of $3.5 million for the three months ended December 31, 2017.

Revenue Our activity has increased primarily in response to higher commodity prices.  We experienced a 10.8 percent increase in revenue days when comparing the three months ended December 31, 2018 to the three months ended December 31, 2017. The average number of active rigs was 19.1 during fiscal year 2019 compared to 17.3 during fiscal year 2018.

Utilization Our utilization increased from 45 percent in the first quarter of fiscal year 2018 to 60 percent in fiscal year 2019. The increase was primarily driven by the wind down of our operations in Ecuador, which reduced the number of available rigs by six.

H&P Technologies Operations Segment

	Three Months Ended
	December 31,
(in thousands)	2018	2017	% Change
Operating revenues	$9,920	$2,849	248.2%
Direct operating expenses, including research and development	12,391	8,589	44.3
Selling, general and administrative expense	6,099	1,709	256.9
Depreciation and amortization	1,774	1,366	29.9
Operating loss	$(10,344)	$(8,815)	17.3

Operating Loss H&P Technologies had an operating loss of $10.3 million in the three months ended December 31, 2018 compared to an operating loss of $8.8 million in the three months ended December 31, 2017. The change was primarily driven by the acquisition of MagVAR in December 2017 and additional investment to expand our research and development capabilities.

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended
	December 31,
(in thousands)	2018	2017	% Change
Operating revenues	$3,240	$3,018	7.4%
Direct operating expenses	1,274	1,167	9.2
Depreciation and amortization	412	353	16.7
Operating income	$1,554	$1,498	3.7

Operating Income Operating income from other operations remained relatively flat. During the three months ended December 31, 2018 other operations had operating income of $1.6 million compared to operating income of $1.5 million during the three months ended December 31, 2017.

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

Cash Flows

Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the dayrates we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures. As our revenues increase, net working capital is typically a use of capital, while conversely, as our revenues decrease, net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.

As of December 31, 2018, we had $228.5 million of cash on hand and $41.1 million of short-term investments. Our cash flows for the three months ended December  31, 2018 and 2017 are presented below:

	Three Months Ended
	December 31,
(in thousands)	2018	2017
		As adjusted
Net cash provided (used) by:
Operating activities	$209,482	$79,605
Investing activities	(186,730)	(128,844)
Financing activities	(86,347)	(82,582)
Decrease in cash and cash equivalents	$(63,595)	$(131,821)

Operating Activities

Net working capital excluding cash and short-term investments were $387.3 million for the three months ended December 31, 2018 compared to $412.6 million for the same period ended December 31, 2017. Cash flows from operating activities were approximately $209.5 million for the three months ended December 31, 2018 compared to approximately $79.6 million for the three months ended December 31, 2017.  The increase was primarily driven by increases in activity and rig margins coupled with a favorable variance in the use of working capital. Additionally, we recognized a $42.8 million loss as a result of the decline in value in our equity securities during the three months ended December 31, 2018. Furthermore, we recognized a deferred income tax benefit of $503.7 million during the three months ended December 31, 2017, which was a result of the Tax Reform Act.

Investing Activities

Capital Expenditures Our investing activities are primarily related to capital expenditures for our fleet. Our capital expenditures during the three months ended December 31, 2018 were $196.1 million compared to $91.7 million during the three months ended December 31, 2017. Based on current market conditions, we have adjusted our capital expenditures budget plan for fiscal year 2019 from a range of $650 million to $680 million to a range of $500 million to $530 million.  This estimate includes moderated capital maintenance requirements, capital spending related to reactivating idle rigs, tubulars and other upgrades primarily related to improving our existing rig fleet.

Acquisition of Business During the three months ended December 31, 2018, we paid $2.8 million, net of cash acquired, for the acquisition of AJC. During the three months ended December 31, 2017, we paid $47.8 million, net of cash acquired, for MagVAR.

Sale of Assets Our proceeds from asset sales totaled $11.6 million during the first three months of fiscal year 2019 and $8.7 million during the first three months of fiscal year 2018. Income from asset sales during the three months ended December 31, 2018 and 2017 totaled $5.5 million and $5.6 million, respectively. In each period, we had sales of old or damaged rig equipment and drill pipe used in the ordinary course of business included in operating activity within the statement of cash flow.

Stock Portfolio Held We manage a legacy portfolio of marketable equity securities consisting of common shares of Ensco plc and Schlumberger, Ltd. that, at the end of the first quarter of fiscal year 2019, had a fair value of $39.7 million. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. The portfolio is recorded at fair value on our balance sheet.

Our stock portfolio held as of December 31, 2018 is presented below:

	Number
December 31, 2018	of Shares	Cost Basis	Market Value
	(in thousands, except share amounts)
Ensco plc	6,400,000	$34,760	$22,784
Schlumberger, Ltd.	467,500	3,713	16,868
Total		$38,473	$39,652

Financing Activities

We paid dividends of $0.71 and $0.70 per share during the three months ended December 31, 2018 and 2017, respectively. Total dividends paid were $78.1 million and $76.5 million during the three months ended December 31, 2018 and 2017, respectively. Adjusting for stock splits accordingly, we have increased the effective annual dividend per share every fiscal year for the past 46 years. The declaration and amount of future dividends is at the discretion of our Board of Directors and subject to our financial condition, results of operations, cash flows, and other factors our Board of Directors deems relevant.

Credit Facilities

On November 13, 2018, we entered into an unsecured revolving credit facility (the “2018 Credit Facility”), which will mature on November 13, 2023. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The 2018 Credit Facility is currently guaranteed by Helmerich & Payne

International Drilling Co. (“HPIDC”), which guarantee is subject to release following or simultaneously with HPIDC’s release as an obligor under the HPIDC 2025 Notes and the Company 2025 Notes. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company or HPIDC as determined by Moody’s and S&P. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of HPIDC on September 30, 2018, the spread over LIBOR would have been 1.125 percent and commitment fees would have been 0.125 percent had borrowings been outstanding under the facility. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2018, there were no borrowings, but there were three letters of credit outstanding in the amount of $38.0 million, and we had $712.0 million available to borrow under the 2018 Credit Facility. See Note 6-–Debt to the Unaudited Condensed Consolidated Financial Statements for more information about the 2018 Credit Facility. Subsequent to December 31, 2018, one letter of credit was reduced by $500,000, increasing the amount available under the 2018 Credit Facility by that amount.

In connection with entering into the 2018 Credit Facility, we terminated our $300 million unsecured credit facility under the credit agreement dated as of July 13, 2016 by and among HPIDC, as borrower, the Company, as guarantor, Wells Fargo, National Association, as administrative agent, and the lenders party thereto.

As of December 31, 2018, the Company has a $12 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international land operations. There is nothing outstanding as of December 31, 2018.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2018, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2019.

Senior Notes

On November 19, 2018, we commenced an offer to exchange (the “Exchange Offer”) any and all outstanding HPIDC 2025 Notes for (i) up to $500.0 million aggregate principal amount the Company 2025 Notes, with registration rights, and (ii) cash. Concurrently with the Exchange Offer, we solicited consents (the “Consent Solicitation”) to adopt certain proposed amendments (the “Proposed Amendments”) to the indenture governing the HPIDC 2025 Notes, which include eliminating substantially all of the restrictive covenants in such indenture and limiting the reporting covenant under such indenture. On December 20, 2018, we settled the Exchange Offer, pursuant to which we issued approximately $487.1 million in aggregate principal amount of Company 2025 Notes. Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The terms of the Company 2025 Notes are governed by an indenture, dated December 20, 2018, as amended and supplemented by the first supplemental indenture thereto, dated December 20, 2018, each among the Company, HPIDC and Wells Fargo Bank, National Association, as trustee. Following the consummation of the Exchange Offer, HPIDC had outstanding approximately $12.9 million in aggregate principal amount of HPIDC 2025 Notes. In connection with the Consent Solicitation, the requisite number of consents to adopt the Proposed Amendments was received. Accordingly, on December 20, 2018, HPIDC, the Company and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the indenture governing the HPIDC 2025 Notes to adopt the Proposed Amendments.

Future Cash Requirements

Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures, including our rig upgrade construction program, for fiscal year 2019, are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.    If needed, we may decide to obtain additional funding from our $750 million revolving credit facility, which will mature on November 13, 2023.  As mentioned in Note 6  to the Unaudited Condensed Consolidated Financial Statements, we had $712.0 million available to borrow under this revolving credit facility as of December 31, 2018.  In addition, we have access as needed to the public debt markets as a result of the strength of our balance sheet and our investment grade credit ratings.  Our indebtedness under our unsecured senior notes totaled $490.8 million at December 31, 2018; however, such debt does not mature until March 19, 2025.  The long-term debt to total capitalization ratio was 10.2 percent at December 31, 2018 compared to 9.70 percent at December 31, 2017. For additional information regarding debt agreements, refer to Note 6 to the Unaudited Condensed Consolidated Financial Statements.

There were no other significant changes in our financial position since September 30, 2018.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Material Commitments

Material commitments as reported in our 2018 Annual Report on Form 10-K have not changed significantly at December 31, 2018, other than those disclosed in Note 14 to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2018 Annual Report on Form 10-K.  There have been no material changes in these critical accounting policies and estimates, with the exception of revenue recognition. We adopted ASC 606 - Revenue from Contracts with Customers on October 1, 2018. For further discussion of the changes to our revenue recognition policy, as a result of adopting ASC 606, see Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

See Note 2 to the Unaudited Condensed Consolidated Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•	Note 12 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;

•	“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 16, 2018;

•	Note 6 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and

•	Note 2 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10-Q.  Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit
Number	Description

4.1

Indenture, dated December 20, 2018, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on December 20, 2018, SEC File No. 001-04221).

4.2

First Supplemental Indenture, dated December 20, 2018, to the Indenture, dated December 20, 2018, among Helmerich & Payne, Inc. Helmerich & Payne International Drilling Co. and Wells Fargo Bank, National Association, as trustee (including the forms of 4.65% Senior Note due 2025) (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on December 20, 2018, SEC File No. 001-04221).

4.3

Registration Rights Agreement, dated December 20, 2018, among Helmerich & Payne, Inc., Helmerich & Payne International Drilling Co., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 2018, SEC File No. 001-04221).

4.4

Second Supplemental Indenture, dated December 20, 2018, to the Indenture, dated March 19, 2015, among Helmerich & Payne International Drilling Co., Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.6 of the Company’s Form 8-K filed on December 20, 2018, SEC File No. 001-04221).

10.1

Credit Agreement, dated November 13, 2018, among Helmerich & Payne, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, SEC File No. 001-04221).

*10.2

Form of Performance-Vested Restricted Share Unit Award Agreement for Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 18, 2018, SEC File No. 001-04221).

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

101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2018, filed on January 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statement of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

* Management or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	January 30, 2019	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	January 30, 2019	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)