Form 10-Q
period 2019-03-31
Helmerich & Payne, Inc.
filed 2019-04-29
CIK 46765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended:  March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock ($0.10 par value)	HP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 19, 2019
Common Stock, $0.10 par value	109,414,675

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
(in thousands except share data and per share amounts)	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$243,912	$284,355
Short-term investments	26,118	41,461
Accounts receivable, net of allowance of $4,395 and $6,217, respectively	552,737	565,202
Inventories of materials and supplies, net	161,526	158,134
Prepaid expenses and other	63,711	66,398
Total current assets	1,048,004	1,115,550
Investments	60,247	98,696
Property, plant and equipment, net	4,886,948	4,857,382
Other Noncurrent Assets:
Goodwill	67,902	64,777
Intangible assets, net	70,531	73,207
Other assets	10,930	5,255
Total other noncurrent assets	149,363	143,239

Total assets	$6,144,562	$6,214,867

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$130,721	$132,664
Accrued liabilities	242,986	244,504
Total current liabilities	373,707	377,168
Noncurrent Liabilities:
Long-term debt	491,227	493,968
Deferred income taxes	861,440	853,136
Other	84,989	93,606
Noncurrent liabilities - discontinued operations	14,579	14,254
Total noncurrent liabilities	1,452,235	1,454,964
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,080,262 and 112,008,961 shares issued as of March 31, 2019 and September 30, 2018, respectively, and 109,412,425 and 108,993,718 shares outstanding as of March 31, 2019 and September 30, 2018, respectively	11,208	11,201
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	493,421	500,393
Retained earnings	3,979,708	4,027,779
Accumulated other comprehensive income (loss)	(12,072)	16,550
Treasury stock, at cost, 2,667,837 shares and 3,015,243 shares as of March 31, 2019 and September 30, 2018, respectively	(153,645)	(173,188)
Total shareholders’ equity	4,318,620	4,382,735
Total liabilities and shareholders' equity	$6,144,562	$6,214,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
		As adjusted (Note 2)		As adjusted (Note 2)
Operating revenues
Contract drilling	$717,653	$574,471	$1,455,011	$1,135,540
Other	3,215	3,013	6,455	6,031
	720,868	577,484	1,461,466	1,141,571
Operating costs and expenses
Contract drilling operating expenses, excluding depreciation and amortization	441,719	384,419	929,312	756,335
Operating expenses applicable to other revenues	1,620	1,137	2,894	2,304
Depreciation and amortization	143,161	145,675	284,620	288,942
Research and development	7,262	4,436	14,281	7,670
Selling, general and administrative	43,506	48,236	98,014	94,695
Gain on sale of assets	(11,546)	(5,255)	(17,090)	(10,820)
	625,722	578,648	1,312,031	1,139,126
Operating income (loss) from continuing operations	95,146	(1,164)	149,435	2,445
Other income (expense)
Interest and dividend income	2,061	1,847	4,512	3,571
Interest expense	(6,167)	(6,028)	(10,888)	(11,801)
Gain (loss) on investment securities	5,878	—	(36,957)	—
Other	17	(210)	548	231
	1,789	(4,391)	(42,785)	(7,999)
Income (loss) from continuing operations before income taxes	96,935	(5,555)	106,650	(5,554)
Income tax provision (benefit)	25,078	(3,922)	26,429	(504,563)
Income (loss) from continuing operations	71,857	(1,633)	80,221	499,009
Income from discontinued operations before income taxes	2,889	1,263	15,554	744
Income tax provision	13,855	11,509	15,925	11,526
Loss from discontinued operations	(10,966)	(10,246)	(371)	(10,782)
Net income (loss)	$60,891	$(11,879)	$79,850	$488,227
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.65	$(0.03)	$0.72	$4.55
Loss from discontinued operations	$(0.10)	$(0.09)	$—	$(0.10)
Net income (loss)	$0.55	$(0.12)	$0.72	$4.45
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.65	$(0.03)	$0.72	$4.53
Loss from discontinued operations	$(0.10)	$(0.09)	$—	$(0.10)
Net income (loss)	$0.55	$(0.12)	$0.72	$4.43
Weighted average shares outstanding (in thousands):
Basic	109,406	108,868	109,273	108,775
Diluted	109,503	108,868	109,452	109,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$60,891	$(11,879)	$79,850	$488,227
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net of income taxes of ($3.4) million and ($3.6) million for the three and six months ended March 31, 2018, respectively	—	(7,568)	—	(8,169)
Minimum pension liability adjustments, net of income taxes of ($0.1) million and ($0.1) million for the three and six months ended March 31, 2019, respectively, and ($0.2) million and ($0.3) million for the three and six months ended March 31, 2018, respectively	224	308	449	648
Other comprehensive income (loss)	224	(7,260)	449	(7,521)
Comprehensive income (loss)	$61,115	$(19,139)	$80,299	$480,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended March 31, 2019

 (Unaudited)

					Accumulated
			Additional		Other
(in thousands, except	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
per share amounts)	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance, September 30, 2018	112,009	$11,201	$500,393	$4,027,779	$16,550	3,015	$(173,188)	$4,382,735
Comprehensive income:
Net income	—	—	—	18,959	—	—	—	18,959
Other comprehensive income	—	—	—	—	225	—	—	225
Dividends declared ($0.71 per share)	—	—	—	(78,488)	—	—	—	(78,488)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(6,756)	—	—	(125)	6,980	224
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(16,673)	—	—	(215)	12,129	(4,537)
Stock-based compensation	—	—	7,158	—	—	—	—	7,158
Cumulative effect adjustment for adoption of ASC 606 (Note 9)	—	—	—	(38)	—	—	—	(38)
Cumulative effect adjustment for adoption of ASU No. 2016-01 (Note 2)	—	—	—	29,071	(29,071)	—	—	—
Balance, December 31, 2018	112,080	$11,208	$484,122	$3,997,283	$(12,296)	2,675	$(154,079)	$4,326,238
Comprehensive income:
Net income	—	—	—	60,891	—	—	—	60,891
Other comprehensive income	—	—	—	—	224	—	—	224
Dividends declared ($0.71 per share)	—	—	—	(78,466)	—	—	—	(78,466)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(107)	—	—	(7)	409	302
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(25)	—	—	—	25	—
Stock-based compensation	—	—	9,431	—	—	—	—	9,431
Balance, March 31, 2019	112,080	$11,208	$493,421	$3,979,708	$(12,072)	2,668	$(153,645)	$4,318,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.

Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended March 31, 2018

(Unaudited)

					Accumulated
			Additional		Other
(in thousands, except	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
per share amounts)	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance, September 30, 2017	111,957	$11,196	$487,248	$3,855,686	$2,300	3,353	$(191,839)	$4,164,591
Comprehensive income:
Net income	—	—	—	500,106	—	—	—	500,106
Other comprehensive loss	—	—	—	—	(261)	—	—	(261)
Dividends declared ($0.70 per share)	—	—	—	(76,911)	—	—	—	(76,911)
Exercise of employee stock options, net of shares withheld for employee taxes	1	—	(3,976)	—	—	(61)	3,485	(491)
Vesting of restricted stock awards, net of shares withheld for employee taxes	51	5	(11,317)	—	—	(128)	7,224	(4,088)
Stock-based compensation	—	—	7,087	—	—	—	—	7,087
Cumulative effect of adopting Accounting Standards Update 2016-09	—	—	872	(555)	—	—	—	317
Balance, December 31, 2017	112,009	$11,201	$479,914	$4,278,326	$2,039	3,164	$(181,130)	$4,590,350
Comprehensive income:
Net loss	—	—	—	(11,879)	—	—	—	(11,879)
Other comprehensive income	—	—	—	—	(7,260)	—	—	(7,260)
Dividends declared ($0.70 per share)	—	—	—	(76,950)	—	—	—	(76,950)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(1,087)	—	—	(29)	1,520	433
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(151)	—	—	(3)	151	—
Stock-based compensation	—	—	8,459	—	—	—	—	8,459
Balance, March 31, 2018	112,009	$11,201	$487,135	$4,189,497	$(5,221)	3,132	$(179,459)	$4,503,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2019	2018
		As adjusted (Note 2)
Cash flows from operating activities:
Net income	$79,850	$488,227
Adjustment for (income) loss from discontinued operations	371	10,782
Income from continuing operations	80,221	499,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,620	288,942
Amortization of debt discount and debt issuance costs	752	531
Provision for (recovery of) bad debt	(75)	429
Stock-based compensation	16,589	15,546
Loss on investment securities	36,957	—
Gain from sale of assets	(17,090)	(10,820)
Deferred income tax (benefit) expense	8,827	(506,373)
Other	(3,209)	5,701
Change in assets and liabilities increasing (decreasing) cash:
Accounts receivable	13,642	(61,791)
Inventories of materials and supplies	(3,268)	(5,973)
Prepaid expenses and other	3,960	6,992
Other noncurrent assets	(4,602)	(4,993)
Accounts payable	(2,639)	(13,119)
Accrued liabilities	(456)	12,918
Deferred income tax liability	160	(5,980)
Other noncurrent liabilities	(5,326)	(13,272)
Net cash provided by operating activities from continuing operations	409,063	207,747
Net cash used in operating activities from discontinued operations	(45)	(96)
Net cash provided by operating activities	409,018	207,651
Cash flows from investing activities:
Capital expenditures	(329,980)	(191,202)
Purchase of short-term investments	(42,406)	(36,784)
Payment for acquisition of business, net of cash acquired	(2,781)	(47,886)
Proceeds from sale of short-term investments	58,015	32,020
Proceeds from asset sales	24,559	17,826
Net cash used in investing activities	(292,593)	(226,026)
Cash flows from financing activities:
Dividends paid	(156,580)	(153,433)
Debt issuance costs paid	(3,912)	—
Proceeds from stock option exercises	2,257	1,645
Payments for employee taxes on net settlement of equity awards	(6,268)	(5,791)
Payment of contingent consideration from acquisition of business	—	(4,500)
Net cash used in financing activities	(164,503)	(162,079)
Net decrease in cash and cash equivalents and restricted cash	(48,078)	(180,454)
Cash and cash equivalents and restricted cash, beginning of period	326,185	560,509
Cash and cash equivalents and restricted cash, end of period	$278,107	$380,055

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$13,234	$11,796
Income tax paid, net	$9,127	$3,278
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	$12,734	$237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 NATURE OF OPERATIONS

Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling services and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies.

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

Our U.S. Land operations are primarily located in Colorado, Louisiana, Ohio, Oklahoma, New Mexico, North Dakota, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, Offshore operations are conducted in the Gulf of Mexico and our International Land operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates (“U.A.E.”).

We also own, develop and operate limited commercial real estate properties. Our real estate investments, which are located exclusively within Tulsa, Oklahoma, include a shopping center, multi-tenant industrial warehouse properties, and undeveloped real estate.

Fiscal Year 2019 Acquisition

On November 1, 2018, we completed an acquisition of an unaffiliated company, Angus Jamieson Consulting (“AJC”), which is now a wholly-owned subsidiary of the Company for a total consideration of approximately $3.4 million. AJC is a software-based, training and consultancy company based in Inverness, Scotland and is widely recognized as an industry leader in wellbore positioning. The operations of AJC are included in the H&P Technologies reportable business segment. The acquisition of AJC has been accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The allocation of the purchase price includes goodwill of $3.1 million.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES

Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information.  Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2018 Annual Report on Form 10-K and other current filings with the SEC.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included.  The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation as it relates to the new reportable segment, H&P Technologies, effective October 1, 2018. Refer to Note 15–Business Segments and Geographic Information. Additionally, the prior comparative periods presented in the unaudited condensed consolidated financial statements have been adjusted in accordance with the adoption of accounting standard updates included in the Recently Issued Accounting Updates table below.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, demand deposits with banks and any highly liquid investment with an original maturity of three months or less. Approximately $227.3 million of cash and cash equivalents reside in accounts in the United States and the remaining $16.6 million are in other countries. Our cash, cash equivalents and short-term investments are subject to global economic as well as credit risk, and international accounts are subject to risks specific to the countries where they are located. Some of our U.S. bank accounts also carry balances greater than the federally insured limit.

We had restricted cash of $34.2 million and $45.3 million at March 31, 2019 and 2018, respectively, and $41.8 million and $39.1 million at September 2018 and 2017, respectively. Of the total at March 31, 2019 and September 30, 2018, $3.0 million and $11.3 million, respectively, is related to the acquisition of drilling technology companies,  $2.0 million as of each of March 31, 2019 and September 30, 2018 is from the initial capitalization of the captive insurance company, and $29.2 million and $28.5 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance company.  The restricted amounts are primarily invested in short-term money market securities. See Recently Issued Accounting Updates below for changes to the presentation of restricted cash effective October 1, 2018 as a result of adopting Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

The restricted cash and cash equivalents are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets (in thousands):

	March 31,		September 30,
	2019	2018	2018	2017
Cash	$243,912	$334,764	$284,355	$521,375
Restricted Cash
Prepaid expenses and other	30,363	38,385	39,830	32,439
Other assets	3,832	6,906	2,000	6,695
Total cash, cash equivalents, and restricted cash	$278,107	$380,055	$326,185	$560,509

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

Recently Issued Accounting Updates

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, clarifications of ASUs listed below, immaterial, or already adopted by the Company.

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
ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The amendments should be applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement.

October 1, 2018

We adopted this ASU during the first quarter of fiscal year 2019, as required. There was not a material impact on our unaudited condensed consolidated financial statements and disclosures. Prior year numbers were reclassified appropriately.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

The ASU requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending cash amounts for the periods shown on the statement of cash flows.

October 1, 2018

We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact on the unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2018 was an increase of $6.2 million in net cash provided by operating activities.

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

We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact on the unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2018 is a reclassification of $4.5 million from net cash provided by operating activities to net cash used in financing activities.

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

Standards that are not yet adopted as of March 31, 2019
ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans—General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit, pension and other postretirement plans. This update is effective for annual and interim periods beginning after December 15, 2020.

	October 1, 2021	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.
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

	October 1, 2020	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.

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

	October 1, 2019	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) and related ASU’s issued subsequent

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

	October 1, 2020	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.
ASU No. 2016-02, Leases (Topic 842) and related ASU’s issued subsequent

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

	October 1, 2019	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.

Cash Flows

The following is a summary of the retrospective impact of our adoption of ASU No. 2016-15 and ASU No. 2016-18 (in thousands):

	Six Months Ended March 31, 2018
	Historical	Effect of		Effect of
	Accounting	Adoption of		Adoption of	As
	Method	ASU No. 2016-15		ASU No. 2016-18	Adjusted
Unaudited Condensed Consolidated Statements of Cash Flows
Change in prepaid expenses and other	$835	$-		$6,157	$6,992
Change in accrued liabilities	8,418	4,500		-	12,918
Cash provided by operating activities	196,994	4,500	xx	6,157	207,651

Payment of contingent consideration from acquisition of business	-	(4,500)		-	(4,500)
Cash used in financing activities	(157,579)	(4,500)		-	(162,079)

Self-Insurance

We have accrued a liability for estimated workers’ compensation and other casualty claims incurred based on actuarial estimates that take into account historical losses, loss development trends, and incurred but not reported claims.  There are also other liabilities and losses that are estimated internally, and related insurance recoveries are recorded when considered probable.

We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $5 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general liability claims and claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historic experience and statistical methods that we believe are reliable. We have also engaged actuaries to perform reviews of our domestic casualty losses as well as losses in our captive insurance company.  Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

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

For the three and six months ended March 31, 2019, we experienced aggregate foreign currency losses of $0.7 million and $4.6 million, respectively. For the three and six months ended March 31, 2018, we recorded an aggregate foreign currency gain of $0.2 million and a loss of $1.4 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.

Because of the impact of local laws, our future operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities.  While we believe that neither operating through such entities nor pursuing such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms acceptable to us.

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the six months ended March 31, 2019, approximately 8.1 percent of our operating revenues were generated from international locations in our contract drilling business compared to 10.1 percent during the six months ended March, 31, 2018.  During the six months ended March 31, 2019, approximately 90.9 percent of operating revenues from international locations were from operations in South America compared to 95.8 percent during the six months ended March 31, 2018.  Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS

Current and noncurrent liabilities consist of municipal and income taxes payable and social obligations due within the country of Venezuela.  Expenses incurred for in-country obligations are reported as discontinued operations.  The activity for the three and six months ended March 31, 2019 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM.  The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 3,294 Bolivars per United States dollar at March 31, 2019.  The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2019 and September 30, 2018 consisted of the following (in thousands):

	Estimated Useful Lives	March 31, 2019	September 30, 2018
Contract drilling equipment	4 - 15 years	$8,636,213	$8,442,081
Real estate properties	10 - 45 years	69,937	68,888
Other	2 - 23 years	481,053	471,310
Construction in progress		189,831	163,968
		9,377,034	9,146,247
Accumulated depreciation		(4,490,086)	(4,288,865)
Property, plant and equipment, net		$4,886,948	$4,857,382

Depreciation

Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $141.7 million and $144.0 million for the three months ended March 31, 2019 and 2018, respectively, and $281.7 million and $286.5 million for the six months ended March 31, 2019 and 2018, respectively. Included in depreciation expense is abandonments of $4.4 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively, and $5.4 million and $15.5 million for the six months ended March 31, 2019 and 2018, respectively.

During the six months ended March 31, 2019, we shortened the estimated useful life of certain components of rigs planned for conversion resulting in an increase in depreciation expense during the six months ended March 31, 2019 of approximately $3.6 million. This will also increase the depreciation expense for the next three months by approximately $0.6 million and will decrease the depreciation expense for fiscal years 2020, 2021, 2022, 2023, and 2024 by $0.7 million, $0.7 million, $0.5 million, $0.2 million, and $0.2 million, respectively and thereafter by $0.3 million.

Gain on Sale of Assets

We had gains on sales of assets of $11.5 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively, and $17.1 million and $10.8 million for the six months ended March 31, 2019 and 2018, respectively. These gains were primarily related to drill pipe damaged or lost in drilling operations.

Impairments

Consistent with our policy, we evaluate our drilling rigs and related equipment for impairment whenever events or changes in circumstances indicate the carrying value of these assets may exceed the estimated undiscounted future net cash flows. Our evaluation, among other things, includes a review of external market factors and an assessment on the future marketability of specific rigs’ asset group. Given the continued low utilization within our domestic and international FlexRig4 asset groups, together with the continued delivery of new, more capable rigs, and market volatility, we considered these economic factors to be indicators that these asset groups may potentially be impaired.

As a result, at February 28, 2019, we performed impairment testing on our domestic and international FlexRig4 asset groups, which have an aggregate net book value of $366.9 million and $60.5 million, respectively. We concluded that the net book values of the asset groups are recoverable through estimated undiscounted cash flows with a thin surplus. The most significant assumptions used in our undiscounted cash flow model include: timing on awards of future drilling contracts, oil prices, operating dayrates, operating costs, rig reactivation costs, drilling rig utilization, estimated remaining useful life and net proceeds received upon future sale/disposition. The assumptions are consistent with the Company’s internal forecasts for future years. These significant assumptions are classified as Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts. Although we believe the assumptions used in our analysis are reasonable and appropriate and the probability-weighted average of expected future undiscounted net cash flows exceed the net book value for each of the domestic and international FlexRig4 asset group as of February 28, 2019, different assumptions and estimates could materially impact the analysis and our resulting conclusion.

Due to the sensitivity of the recoverability models used to test the domestic and international FlexRig4 asset groups for impairment at February 28, 2019, we engaged a third party independent accounting firm who performed a fair market analysis of each of the asset groups, utilizing a combination of the income, market and replacement cost approaches. We concluded that the weighted average fair value of each of these two asset groups exceeded their respective net book value by approximately 5 percent for the domestic FlexRig4 asset group and 14 percent for the international FlexRig4 asset group. The significant assumptions in the valuation are based on those of a market participant and are classified as Level 2 and Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures. Management is performing a detailed assessment to determine the best approach to maximize the utilization of these two asset groups. We determined that there were no events or conditions that have occurred to date that would result in a change in our analysis; however, it is reasonably possible that the estimates of undiscounted cash flows or the fair market value estimates related to these asset groups may change in the future, which could result in the recognition of impairment expense.

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

The following is a summary of changes in goodwill (in thousands):

Balance at September 30, 2018	64,777
Additions (Note 1)	3,125
Balance at March 31, 2019	$67,902

Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  Intangible assets arising from business acquisitions consisted of the following:

	March 31, 2019			September 30, 2018
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible asset:
Developed technology	$70,200	$7,922	$62,278	$70,000	$5,589	$64,411
Trade name	5,700	380	5,320	5,700	237	5,463
Customer relationships	4,000	1,067	2,933	4,000	667	3,333
	$79,900	$9,369	$70,531	$79,700	$6,493	$73,207

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.4 million and $1.7 million for three months ended March 31, 2019 and 2018, respectively, and $2.8 million and $2.5 million for the six months ended March 31, 2019 and 2018, respectively.  Estimated intangible amortization is estimated to be approximately $5.8 million for each of the next three succeeding fiscal years and approximately $5.1 million for fiscal year 2023.

NOTE 6 DEBT

At March 31, 2019 and September 30, 2018, we had the following unsecured long-term debt outstanding:

	March 31, 2019			September 30, 2018
		Unamortized			Unamortized
	Face	Debt Issuance	Book	Face	Debt Issuance	Book
	Amount	Cost	Value	Amount	Cost	Value
	(in thousands)
Unsecured senior notes:
Due March 19, 2025	$500,000	$(8,773)	$491,227	$500,000	$(6,032)	$493,968
	500,000	(8,773)	491,227	500,000	(6,032)	493,968
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$500,000	$(8,773)	$491,227	$500,000	$(6,032)	$493,968

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

On February 15, 2019, we commenced a registered exchange offer (the “Registered Exchange Offer”) to exchange the Company 2025 Notes for new SEC-registered notes that are substantially identical to the terms of the Company 2025 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and certain transfer restrictions, registration rights and additional interest provisions relating to the Company 2025 Notes do not apply to the new notes. The Registered Exchange Offer expired on March 18, 2019, and approximately 99.99% of the Company 2025 Notes were exchanged. The Company 2025 Notes that were not exchanged pursuant to the Registered Exchange Offer have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.

On November 13, 2018, we entered into an unsecured revolving credit facility (the “2018 Credit Facility”), which will mature on November 13, 2023. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The 2018 Credit Facility is currently guaranteed by HPIDC, which guarantee is subject to release following or simultaneously with the repayment or exchange of the HPIDC 2025 Notes and HPIDC’s release as a guarantor under the Company 2025 Notes. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company or, in the event the Company has no such rating, the debt rating for senior unsecured debt of HPIDC, both as determined by Moody’s and Standard & Poor’s (“S&P”). The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of HPIDC on March 31, 2019, the spread over LIBOR would have been 1.125 percent had borrowings been outstanding under the facility and commitment fees are 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2019, there were no borrowings, but there were two letters of credit outstanding in the amount of $12.1 million, leaving $737.9 million available to borrow under the 2018 Credit Facility. Subsequent to March 31, 2019, one of the letter of credit outstanding against the 2018 Credit Facility was eliminated, leaving one remaining letter of credit outstanding in the amount of $10 million, with $740 million available to borrow.

In connection with entering into the 2018 Credit Facility, we terminated our $300 million unsecured credit facility under the credit agreement dated as of July 13, 2016 by and among HPIDC, as borrower, the Company, as guarantor, Wells Fargo, National Association, as administrative agent, and the lenders party thereto.

At March 31, 2019, we had an outstanding letter of credit with a bank under a bilateral line of credit in the amount of $25.5 million. Subsequent to March 31, 2019, a second bilateral credit facility was opened and a letter of credit was issued in the amount of $2.1 million.

At March 31, 2019, we also had a $12.0 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international operations. Nothing was outstanding under the $12.0 million facility as of March 31, 2019.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2019, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES

Our income tax provision (benefit) from continuing operations for the first six months of fiscal years 2019 and 2018 was $26.4 million and ($504.6)  million, respectively, resulting in effective tax rates of 24.8 percent and 9,084.7 percent, respectively. Our income tax provision (benefit) from continuing operations for the three months ended March 31, 2019 and 2018 was $25.1 million and ($3.9) million, respectively, resulting in effective tax rates of 25.9 percent and 70.6 percent, respectively. Effective tax rate differences from the U.S. federal statutory rate for the first three and six months of fiscal year 2019 and the first three and six months of fiscal year 2018 are primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments.  Furthermore, we recognized a deferred income tax benefit of $506.4 million during the six months ended March 31, 2018, which was a result of the Tax Reform Act.

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

NOTE 8 SHAREHOLDERS’ EQUITY

The Company has authorization from the Board of Directors for the repurchase of up to four million common shares per calendar year.  The repurchases may be made using our cash and cash equivalents or other available sources.  We had no purchases of common shares during the six months ended March 31, 2019 and 2018.

Components of accumulated other comprehensive income were as follows:

	March 31,	September 30,
	2019	2018
	(in thousands)
Pre-tax amounts:
Unrealized appreciation on securities (1)	$—	$44,023
Unrealized actuarial loss	(21,109)	(21,693)
	$(21,109)	$22,330
After-tax amounts:
Unrealized appreciation on securities (1)	$—	$29,071
Unrealized actuarial loss	(12,072)	(12,521)
	$(12,072)	$16,550

(1)

As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2016-01 on October 1, 2018. The standard requires that changes in the fair value of our equity investments must be recognized in net income.

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended March 31, 2019:

Three Months Ended
March 31, 2019
Defined Benefit
Pension Plan
(in thousands)
Balance at December 31, 2018	$(12,296)
Amounts reclassified from accumulated other comprehensive income	224
Net current-period other comprehensive income	224
Balance at March 31, 2019	$(12,072)

	Six Months Ended March 31, 2019
	Unrealized
	Appreciation	Defined
	on Equity	Benefit
	Securities	Pension Plan	Total
	(in thousands)
Balance at September 30, 2018	$29,071	$(12,521)	$16,550
Adoption of ASU No. 2016-01 (1)	(29,071)	—	(29,071)
Balance at October 1, 2018	—	(12,521)	(12,521)
Amounts reclassified from accumulated other comprehensive income	—	449	449
Net current-period other comprehensive income	—	449	449
Balance at March 31, 2019	$—	$(12,072)	$(12,072)

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

The following provides detail about accumulated other comprehensive income (loss) components which were reclassified to the Unaudited Condensed Consolidated Statements of Operations:

	Reclassified from		Reclassified from
	Accumulated Other		Accumulated Other
	Comprehensive		Comprehensive
	Income (Loss)		Income (Loss)
	Three Months Ended		Six Months Ended		Affected Line
Details About Accumulated Other	March 31,		March 31,		Item in the Consolidated
Comprehensive Income (Loss) Components	2019	2018	2019	2018	Statements of Operations
	(in thousands)		(in thousands)
Amortization of net actuarial loss on defined benefit pension plan	$(291)	$(460)	$(583)	$(921)	Other income (expense)
	67	152	134	273	Income tax provision
Total reclassifications for the period	$(224)	$(308)	$(449)	$(648)	Net of tax

A cash dividend of $0.71 per share was declared on September 5, 2018 for shareholders of record on November 12, 2018, and was paid on December 3, 2018, and a cash dividend of $0.71 per share was declared on December 14, 2018 for shareholders of record on February 8, 2019, and was paid on March 1, 2019. An additional cash dividend of $0.71 per share was declared on March 6, 2019 for shareholders of record on May 13, 2019, payable on June 3, 2019. The dividend payable is included in accounts payable in the Unaudited Condensed Consolidated Balance Sheets.

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS

Impact of Adoption

Effective October 1, 2018, we adopted ASC 606 - “Revenue from Contracts with Customer” and ASC 340-40 “Contracts with Customers.” ASC 606 introduced a five‑step approach to revenue recognition and ASC 340-40 introduced detailed rules for contract revenue related costs. Details of the new requirements as well as the impact on our unaudited condensed consolidated financial statements are described below.

We have applied ASC 606 in accordance with the modified retrospective transitional approach recognizing the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings during this period (October 1, 2018). Comparative prior year periods were not adjusted. In applying the modified retrospective approach, we elected practical expedients for (a) completed contracts as described in ASC 606-10-65-c2, and (b) contract modifications as described in ASC 606-10-65-1-f(4), allowing the application of the revenue standard only to contracts that were not completed as of the date of initial application  and to reflect the aggregate effect of all modifications that occur before the adoption date in accordance with the new standard when: (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We believe that the impact on the opening balance of retained earnings during the period (October 1, 2018) would not have been significantly different had we not elected to use the practical expedients.

ASC 606 uses the terms “contract asset” and “contract liability” to describe what might more commonly be known as “accrued or unbilled revenue” and “deferred revenue”, respectively; however, the standard does not prohibit an entity from using alternative descriptions in the statement of financial position. We have adopted the terminology used in

ASC 606 to describe such balances. Apart from providing more extensive disclosures for our revenue transactions, the application of ASC 606 has not had a significant impact on our financial position and/or financial performance.

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

Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three months ended March 31, 2019 and 2018, early termination revenue was approximately $1.2 million and $4.0 million, respectively. During the six months ended March 31, 2019 and 2018, early termination revenue was approximately $8.3 million for both periods.

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

Contract Costs

Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of March 31, 2019, we had capitalized fulfillment costs of $16.8 million.

If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.

Remaining Performance Obligations

The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2019 was approximately $1.6 billion, of which approximately $0.7 billion is expected to be recognized during the remainder of fiscal year 2019,  $0.7 billion during fiscal year 2020, and approximately $0.2 billion is expected to be recognized in fiscal year 2021 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. We do not have material long-term contracts related to our H&P Technologies segment.

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

The following table summarizes the balances of our contract assets and liabilities at the dates indicated:

	March 31, 2019	October 1, 2018
	(in thousands)
Contract assets	$3,191	$2,600

March 31, 2019
(in thousands)
Contract liabilities balance at October 1, 2018	$30,032
Payment received/accrued and deferred	15,578
Revenue recognized during the period	(21,305)
Contract liabilities balance at March 31, 2019	$24,305

NOTE 10 STOCK-BASED COMPENSATION

On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and performance share units to selected employees and to non-employee directors. Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan remain subject to the terms and conditions of those plans. During the six months ended March 31, 2019, there were no non-qualified granted stock options, as we have, prospectively and for fiscal year 2019, replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. We have also eliminated stock options as an element of our director compensation program. The Board of Directors has determined to award stock-based compensation to directors solely in the form of restricted stock. During the six months ended March 31, 2019, 472,987 shares of restricted stock awards and 145,153 performance share units were granted under the 2016 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in selling, general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Compensation expense
Stock options	$938	$2,109	$2,354	$4,072
Restricted stock	6,861	6,350	12,603	11,474
Performance share units	1,632	—	1,632	—
	$9,431	$8,459	$16,589	$15,546

Stock Options

The following summarizes the weighted-average assumptions utilized in determining the fair value of options granted during the six months ended March 31, 2018:

2018
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

A summary of stock option activity under all existing long-term incentive plans for the three and six months ended March 31, 2019 is presented in the following tables:

	Three Months Ended March 31, 2019
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2019	3,299	$60.74
Exercised	(7)	42.56
Outstanding at March 31, 2019	3,292	$60.77	5.70	$5,782
Vested and expected to vest at March 31, 2019	3,292	$60.77	5.70	$5,782
Exercisable at March 31, 2019	2,503	$60.28	4.93	$5,690

	Six Months Ended
	March 31, 2019
		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price
Outstanding at October 1, 2018	3,499	$58.62
Exercised	(198)	22.80
Forfeited	(9)	58.43
Outstanding on March 31, 2019	3,292	$60.77

The weighted-average fair value of options granted in the second quarter of fiscal year 2018 was $17.78.

The total intrinsic value of options exercised during the three and six months ended March 31, 2019 was $0.1 million and $7.7 million, respectively.

As of March 31, 2019, the unrecognized compensation cost related to stock options was $4.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

Restricted stock awards consist of our common stock and are time-vested over three to six years.  We recognize compensation expense on a straight-line basis over the vesting period.  The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date.  As of March 31, 2019, there was $49.0 million of total unrecognized compensation cost related to unvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of our restricted stock awards as of March 31, 2019 and changes in restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2019
		Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value per Share
Outstanding at October 1, 2018	1,001	$63.74
Granted	473	58.48
Vested (1)	(361)	64.48
Forfeited	(8)	59.41
Outstanding on March 31, 2019	1,105	$61.27

(1)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Performance Share Units

We have made awards to certain employees that are subject to market-based performance conditions ("performance share units"). Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2016 Plan, grants of performance share units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance share unit awards consist of two separate components.  Performance share units that comprise the first component are subject to a three-year performance cycle.  Performance share units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance share units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance share unit award throughout the Vesting Period.

At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance share units. The vesting of units ranges from zero to 200% of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date.

The grant date fair value of performance share units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return, dividend yields and cross-correlations between our and our self-determined Peer Group companies. As of March 31, 2019, there was $7.5 million of unrecognized compensation cost related to unvested performance share unit awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the status of our performance share units as of March 31, 2019 and changes in performance share units outstanding during the six months then ended is presented below:

	Six Months Ended
	March 31, 2019
		Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value per Share
Outstanding at October 1, 2018	—	$—
Granted	145	62.66
Outstanding on March 31, 2019	145	$62.66

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Income from continuing operations	$71,857	$(1,633)	$80,221	$499,009
Income (loss) from discontinued operations	(10,966)	(10,246)	(371)	(10,782)
Net income	60,891	(11,879)	79,850	488,227
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(784)	(717)	(1,560)	(4,106)

Numerator for basic earnings per share:
From continuing operations	71,073	(2,350)	78,661	494,903
From discontinued operations	(10,966)	(10,246)	(371)	(10,782)
	60,107	(12,596)	78,290	484,121
Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	11

Numerator for diluted earnings per share:
From continuing operations	71,073	(2,350)	78,661	494,914
From discontinued operations	(10,966)	(10,246)	(371)	(10,782)
	$60,107	$(12,596)	$78,290	$484,132
Denominator:
Denominator for basic earnings per share - weighted-average shares	109,406	108,868	109,273	108,775
Effect of dilutive shares from stock options, restricted stock and performance units	97	—	179	437
Denominator for diluted earnings per share - adjusted weighted-average shares	109,503	108,868	109,452	109,212

Basic earnings per common share:
Income from continuing operations	$0.65	$(0.03)	$0.72	$4.55
Income from discontinued operations	(0.10)	(0.09)	—	(0.10)
Net income	$0.55	$(0.12)	$0.72	$4.45

Diluted earnings per common share:
Income from continuing operations	$0.65	$(0.03)	$0.72	$4.53
Income from discontinued operations	(0.10)	(0.09)	—	(0.10)
Net income	$0.55	$(0.12)	$0.72	$4.43

The following average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Shares excluded from calculation of diluted earnings per share	2,921	1,613	2,770	1,676
Weighted-average price per share	$64.04	$68.69	$64.18	$68.12

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

The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value, which totaled $14.5 million at March 31, 2019 and $16.2 million at September 30, 2018. The assets are comprised of mutual funds that are measured using Level 1 inputs.

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

The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at March 31, 2019 and September 30, 2018.

The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$6,696	$—	$6,696	$—
Corporate and municipal debt securities	3,981	—	3,981	—
U.S. government and federal agency securities	15,441	11,441	4,000	—
Total short-term investments	26,118	11,441	14,677	—
Cash and cash equivalents	243,912	243,912	—	—
Investments	45,787	45,521	266	—
Other current assets	30,363	30,363	—	—
Other assets	3,832	3,832	—	—
Total assets measured at fair value	$350,012	$335,069	$14,943	$—

Liabilities:
Contingent earnout liability	$9,015	$—	$—	$9,015

At March 31, 2019, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets.  The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion is included in other assets.  For these items, quoted current market prices are readily available.

At March 31, 2019, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

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

The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Net liabilities at beginning of period	$12,147	$17,356	$11,160	$14,879
Additions	—	—	673	—
Total gains or losses:
Included in earnings	(3,132)	1,346	(2,818)	5,323
Settlements (1)	—	(3,000)	—	(4,500)
Net liabilities at end of period	$9,015	$15,702	$9,015	$15,702

(1)	Settlements represent earnout payments that have been paid or earned during the period.

The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2018 and September 30, 2018:

	March 31,	September 30,
	2019	2018
	(in millions)
Carrying value of long-term fixed-rate debt	$491.2	$494.0
Fair value of long-term fixed-rate debt	$507.0	$509.3

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

The estimated fair value of our equity securities, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs.  As of March 31, 2019, we recorded a loss of $37.0 million, which resulted from the decrease in the fair value of our investments from September 30, 2018. The following is a summary of our securities, which excludes assets held in a Non-Qualified Supplemental Savings Plan:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Equity Securities:
March 31, 2019	$38,473	$16,656	$(9,608)	$45,521
September 30, 2018	$38,473	$44,023	$—	$82,496

NOTE 13  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following provides information at March 31, 2019 related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in thousands)
Interest cost	$1,097	$1,014	$2,194	$2,028
Expected return on plan assets	(1,386)	(1,386)	(2,772)	(2,772)
Recognized net actuarial loss	291	460	583	921
Net pension expense	$2	$88	$5	$177

Employer Contributions

We did not contribute to the Pension Plan during the six months ended March 31, 2019. We could make contributions for the remainder of fiscal year 2019 to fund distributions in lieu of liquidating assets.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress.  At March 31, 2019, we had purchase commitments for equipment, parts and supplies of approximately $20.1 million.

Guarantee Arrangements

We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business.  We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.

Contingencies

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain or loss contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  HPIDC, our wholly-owned subsidiary and the parent company of our Venezuelan subsidiary, has a lawsuit pending in the United States District Court for the District of Columbia against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A., seeking damages for the taking of their Venezuelan drilling business in violation of international law.  While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No contingent gains were recognized in our Unaudited Condensed Consolidated Financial Statements.

In January 2018, an employee of HPIDC suffered personal injury and subsequently, brought a lawsuit against the operator and H&P.  Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC indemnified the operator in the lawsuit, subject to certain limitations.  H&P has settled this matter on behalf of itself and the operator with $21.0 million of the settlement amount to be paid by the Company.  During the three months ended March 31, 2019, we made settlement payments related to this matter totaling $10.5 million. The remaining $10.5 million was accrued for as of March 31, 2019. The settlement amount was accrued for as of March 31, 2019.  While we believe we had meritorious defenses to the matter, we determined that settlement was a reasonable alternative to the uncertainty and expense associated with a jury trial.

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

Summarized financial information of our reportable segments for the three months ended March 31, 2019 and 2018 is shown in the following tables:

	March 31, 2019
			International	H&P
(in thousands)	U.S. Land (1)	Offshore	Land	Technologies	Other	Eliminations	Total
External Sales	$623,935	$34,583	$50,808	$8,327	$3,215	$—	$720,868
Intersegment	—	—	—	1,814	232	$(2,046)	—
Total Sales	623,935	34,583	50,808	10,141	3,447	(2,046)	720,868

Segment Operating Income (Loss)	106,139	4,531	7,968	(7,933)	1,165	—	111,870

	March 31, 2018
			International	H&P
(in thousands)	U.S. Land	Offshore	Land	Technologies (2)	Other (2)	Eliminations	Total
External Sales	$482,729	$32,983	$52,459	$6,300	$3,013	$—	$577,484
Intersegment	35	—	—	—	252	(287)	—
Total Sales	482,764	32,983	52,459	6,300	3,265	(287)	577,484

Segment Operating Income (Loss)	27,075	5,449	(695)	(8,533)	1,518	—	24,814

(1)	Includes $1,731 thousand of technology related sales.
(2)	Prior period information has been recast to reflect the change in operating segments.

Summarized financial information of our reportable segments for the six months ended March 31, 2019 and 2018 is shown in the following tables:

	March 31, 2019
			International	H&P
(in thousands)	U.S. Land (1)	Offshore	Land	Technologies	Other	Eliminations	Total
External Sales	$1,248,758	$71,493	$117,095	$17,665	$6,455	$—	$1,461,466
Intersegment	—	—	—	2,396	466	(2,862)	—
Total Sales	1,248,758	71,493	117,095	20,061	6,921	(2,862)	1,461,466

Segment Operating Income (Loss)	185,807	11,699	14,597	(18,277)	2,719	—	196,545

	March 31, 2018
			International	H&P
(in thousands)	U.S. Land	Offshore	Land	Technologies (2)	Other (2)	Eliminations	Total
External Sales	$944,369	$66,349	$115,673	$9,149	$6,031	$—	$1,141,571
Intersegment	35	—	—	33	439	(507)	—
Total Sales	944,404	66,349	115,673	9,182	6,470	(507)	1,141,571

Segment Operating Income (Loss)	51,820	14,174	2,839	(17,348)	3,016	—	54,501

(1)	Includes $2,313 thousand of technology related sales.
(2)	Prior period information has been recast to reflect the change in operating segments.

The following table reconciles segment operating income (loss) per the tables above to income from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
(in thousands)		As adjusted		As adjusted
Segment operating income	$111,870	$24,814	$196,545	$54,501
Gain on sale of assets	11,546	5,255	17,090	10,820
Corporate selling, general and administrative costs and corporate depreciation	(28,270)	(31,233)	(64,200)	(62,876)
Operating income (loss) from continuing operations	95,146	(1,164)	149,435	2,445
Other income (expense)
Interest and dividend income	2,061	1,847	4,512	3,571
Interest expense	(6,167)	(6,028)	(10,888)	(11,801)
Loss on investment securities	5,878	—	(36,957)	—
Other	17	(210)	548	231
Total unallocated amounts	1,789	(4,391)	(42,785)	(7,999)
Income (loss) from continuing operations before income taxes	$96,935	$(5,555)	$106,650	$(5,554)

The following table presents total assets by reportable segment:

	March 31,	September 30,
(in thousands)	2019	2018
Total assets
U.S. Land	$5,090,206	$5,012,378
Offshore	94,627	105,439
International Land	318,600	362,033
H&P Technologies	153,216	146,957
Other	30,343	29,525
	5,686,992	5,656,332
Investments and corporate operations	457,570	558,535
Total assets from continuing operations	6,144,562	6,214,867
Discontinued operations	—	—
	$6,144,562	$6,214,867

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2019	2018	2019	2018
Operating revenues
United States	$669,424	$524,435	$1,343,425	$1,025,193
Argentina	41,084	49,800	82,689	98,629
Colombia	7,198	237	24,624	12,233
Other Foreign	3,162	3,012	10,728	5,516
Total	$720,868	$577,484	$1,461,466	$1,141,571

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

In connection with the Exchange Offer, HPIDC fully and unconditionally guaranteed the Company’s newly issued $487.1 million of notes. No other subsidiaries of the Company currently guarantee such notes, subject to certain provisions that if any subsidiary guarantees certain other debt of the Company, then such subsidiary will provide a guarantee of the obligations under such notes. In February 2019, approximately $487.0 million aggregate principal amount of such notes was subsequently exchanged in the Registered Exchange Offer for substantially identical new notes of the Company registered under the Securities Act. See Note 6-–Debt to the Unaudited Condensed Consolidated Financial Statements for more information about the Registered Exchange Offer.

In connection with the notes described above, we are providing the following unaudited condensed consolidating financial information in accordance with the SEC disclosure requirements, so that separate financial statements of HPIDC are not required to be filed. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements. Unaudited condensed consolidating financial information for HPIDC and the Company is shown in the tables below.

CONDENSED CONSOLIDATING BALANCE SHEETS

(Unaudited)

	March 31, 2019
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$228,460	$15,452	$—	$243,912
Short-term investments	—	24,441	1,677	—	26,118
Accounts receivable, net of allowance	(286)	498,955	54,251	(183)	552,737
Inventories of materials and supplies, net	—	129,531	31,995	—	161,526
Prepaid expenses and other	14,382	13,550	35,862	(83)	63,711
Total current assets	14,096	894,937	139,237	(266)	1,048,004

Investments	14,460	45,521	266	—	60,247
Property, plant and equipment, net	46,425	4,571,458	269,065	—	4,886,948
Intercompany receivables	292,395	1,764,216	517,319	(2,573,930)	—
Goodwill	—	—	67,902	—	67,902
Intangible assets, net	—	—	70,531	—	70,531
Other assets	317	6,061	4,552	—	10,930
Investment in subsidiaries	6,071,562	283,798	—	(6,355,360)	—

Total assets	$6,439,255	$7,565,991	$1,068,872	$(8,929,556)	$6,144,562

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$84,763	$42,241	$3,892	$(175)	$130,721
Accrued liabilities	12,497	191,895	38,685	(91)	242,986
Total current liabilities	97,260	234,136	42,577	(266)	373,707

Noncurrent liabilities:
Long-term debt	482,543	8,684	—	—	491,227
Deferred income taxes	(3,843)	851,018	14,265	—	861,440
Intercompany payables	1,523,963	236,628	813,239	(2,573,830)	—
Other	20,712	46,492	17,785	—	84,989
Noncurrent liabilities - discontinued operations	—	—	14,579	—	14,579
Total noncurrent liabilities	2,023,375	1,142,822	859,868	(2,573,830)	1,452,235

Shareholders’ equity:
Common stock	11,208	100	—	(100)	11,208
Additional paid-in capital	493,421	52,437	1,039	(53,476)	493,421
Retained earnings	3,979,708	6,145,443	165,388	(6,310,831)	3,979,708
Accumulated other comprehensive income (loss)	(12,072)	(8,947)	—	8,947	(12,072)
Treasury stock, at cost	(153,645)	—	—	—	(153,645)
Total shareholders’ equity	4,318,620	6,189,033	166,427	(6,355,460)	4,318,620

Total liabilities and shareholders’ equity	$6,439,255	$7,565,991	$1,068,872	$(8,929,556)	$6,144,562

	September 30, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$273,214	$11,141	$—	$284,355
Short-term investments	—	41,461	—	—	41,461
Accounts receivable, net of allowance	(29)	499,644	65,859	(272)	565,202
Inventories of materials and supplies, net	—	127,154	30,980	—	158,134
Prepaid expenses and other	20,783	10,649	35,539	(573)	66,398
Total current assets	20,754	952,122	143,519	(845)	1,115,550

Investments	16,200	82,496	—	—	98,696
Property, plant and equipment, net	46,859	4,515,077	295,446	—	4,857,382
Intercompany receivables	161,532	2,024,652	294,206	(2,480,390)	—
Goodwill	—	—	64,777	—	64,777
Intangible assets, net	—	—	73,207	—	73,207
Other assets	268	907	4,080	—	5,255
Investment in subsidiaries	5,981,197	172,513	—	(6,153,710)	—
Total assets	$6,226,810	$7,747,767	$875,235	$(8,634,945)	$6,214,867

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,819	$43,626	$5,483	$(264)	$132,664
Accrued liabilities	43,449	164,542	37,093	(580)	244,504
Total current liabilities	127,268	208,168	42,576	(844)	377,168

Noncurrent liabilities:
Long-term debt	—	493,968	—	—	493,968
Deferred income taxes	(7,112)	834,714	25,534	—	853,136
Intercompany payables	1,701,694	178,759	599,837	(2,480,290)	—
Other	22,225	48,836	22,545	—	93,606
Noncurrent liabilities - discontinued operations	—	—	14,254	—	14,254
Total noncurrent liabilities	1,716,807	1,556,277	662,170	(2,480,290)	1,454,964

Shareholders’ equity:
Common stock	11,201	100	—	(100)	11,201
Additional paid-in capital	500,393	52,437	1,040	(53,477)	500,393
Retained earnings	4,027,779	5,910,955	169,449	(6,080,404)	4,027,779
Accumulated other comprehensive income	16,550	19,830	—	(19,830)	16,550
Treasury stock, at cost	(173,188)	—	—	—	(173,188)
Total shareholders’ equity	4,382,735	5,983,322	170,489	(6,153,811)	4,382,735

Total liabilities and shareholders’ equity	$6,226,810	$7,747,767	$875,235	$(8,634,945)	$6,214,867

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$656,786	$64,106	$(24)	$720,868
Operating costs and other	2,818	557,572	65,602	(270)	625,722

Operating income (loss) from continuing operations	(2,818)	99,214	(1,496)	246	95,146

Other income (expense), net	(45)	7,875	372	(246)	7,956
Interest expense	(6,080)	(22)	(65)	—	(6,167)
Equity in net income (loss) of subsidiaries	67,713	(5,634)	—	(62,079)	—
Income (loss) from continuing operations before income taxes	58,770	101,433	(1,189)	(62,079)	96,935

Income tax (benefit) provision	(2,121)	26,228	971	—	25,078
Income (loss) from continuing operations	60,891	75,205	(2,160)	(62,079)	71,857

Income from discontinued operations before income taxes	—	—	2,889	—	2,889
Income tax provision	—	—	13,855		13,855
Loss from discontinued operations	—	—	(10,966)	—	(10,966)

Net income (loss)	$60,891	$75,205	$(13,126)	$(62,079)	$60,891

	Three Months Ended March 31, 2018, as adjusted (Note 2)
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$515,712	$61,793	$(21)	$577,484
Operating costs and other	4,120	503,173	71,601	(246)	578,648

Operating income (loss) from continuing operations	(4,120)	12,539	(9,808)	225	(1,164)

Other income (expense), net	(70)	1,732	200	(225)	1,637
Interest expense	(138)	(4,551)	(1,339)	—	(6,028)
Equity in net loss of subsidiaries	(7,963)	(16,081)	—	24,044	—
Income (loss) from continuing operations before income taxes	(12,291)	(6,361)	(10,947)	24,044	(5,555)

Income tax provision (benefit)	(411)	1,639	(5,150)	—	(3,922)
Loss from continuing operations	(11,880)	(8,000)	(5,797)	24,044	(1,633)

Income from discontinued operations before income taxes	—	—	1,263	—	1,263
Income tax provision	—	—	11,509	—	11,509
Loss from discontinued operations	—	—	(10,246)	—	(10,246)

Net loss	$(11,880)	$(8,000)	$(16,043)	$24,044	$(11,879)

	Six Months Ended March 31, 2019
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,317,937	$143,577	$(48)	$1,461,466
Operating costs and other	5,584	1,156,545	150,441	(539)	1,312,031

Operating income (loss) from continuing operations	(5,584)	161,392	(6,864)	491	149,435

Other income (expense), net	(42)	(32,636)	1,272	(491)	(31,897)
Interest income (expense)	(7,119)	(4,712)	943	—	(10,888)
Equity in net income of subsidiaries	90,109	9,671	—	(99,780)	—
Income (loss) from continuing operations before income taxes	77,364	133,715	(4,649)	(99,780)	106,650

Income tax (benefit) provision	(2,486)	31,387	(2,472)	—	26,429
Income (loss) from continuing operations	79,850	102,328	(2,177)	(99,780)	80,221

Income from discontinued operations before income taxes	—	—	15,554	—	15,554
Income tax provision	—	—	15,925	—	15,925
Loss from discontinued operations	—	—	(371)	—	(371)

Net income (loss)	$79,850	$102,328	$(2,548)	$(99,780)	$79,850

	Six Months Ended March 31, 2018, as adjusted (Note 2)
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$1,010,718	$130,890	$(37)	$1,141,571
Operating costs and other	8,209	984,821	146,547	(451)	1,139,126

Operating income (loss) from continuing operations	(8,209)	25,897	(15,657)	414	2,445

Other income, net	102	3,373	741	(414)	3,802
Interest expense	(166)	(10,251)	(1,384)	—	(11,801)
Equity in net income of subsidiaries	499,457	5,284	—	(504,741)	—
Income (loss) from continuing operations before income taxes	491,184	24,303	(16,300)	(504,741)	(5,554)

Income tax (benefit) provision	2,958	(476,955)	(30,566)	—	(504,563)
Income from continuing operations	488,226	501,258	14,266	(504,741)	499,009

Income from discontinued operations before income taxes	—	—	744	—	744
Income tax provision	—	—	11,526	—	11,526
Loss from discontinued operations	—	—	(10,782)	—	(10,782)

Net income	$488,226	$501,258	$3,484	$(504,741)	$488,227

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31, 2019
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$60,891	$75,205	$(13,126)	$(62,079)	$60,891
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net	77	147	—	—	224
Other comprehensive income	77	147	—	—	224
Comprehensive income (loss)	$60,968	$75,352	$(13,126)	$(62,079)	$61,115

	Three Months Ended March 31, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net loss	$(11,880)	$(8,000)	$(16,043)	$24,044	$(11,879)
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(7,568)	—	—	(7,568)
Minimum pension liability adjustments, net	92	216	—	—	308
Other comprehensive income (loss)	92	(7,352)	—	—	(7,260)
Comprehensive loss	$(11,788)	$(15,352)	$(16,043)	$24,044	$(19,139)

	Six Months Ended March 31, 2019
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$79,850	$102,328	$(2,548)	$(99,780)	$79,850
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net	155	294	—	—	449
Other comprehensive income	155	294	—	—	449
Comprehensive income (loss)	$80,005	$102,622	$(2,548)	$(99,780)	$80,299

	Six Months Ended March 31, 2018
		Helmerich & Payne
	Helmerich & Payne, Inc.	International Drilling Co.	Non-Guarantor		Total
	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net income	$488,226	$501,258	$3,484	$(504,741)	$488,227
Other comprehensive income (loss), net of income taxes:
Unrealized depreciation on securities, net	—	(8,169)	—	—	(8,169)
Minimum pension liability adjustments, net	194	454	—	—	648
Other comprehensive income (loss)	194	(7,715)	—	—	(7,521)
Comprehensive income	$488,420	$493,543	$3,484	$(504,741)	$480,706

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31, 2019
		Helmerich & Payne
	Helmerich	International
	& Payne, Inc.	Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$1,888	$402,102	$5,028	$—	$409,018

Cash flows from investing activities:
Capital expenditures	(5,178)	(320,577)	(4,225)	—	(329,980)
Purchase of short-term investments	—	(40,729)	(1,677)	—	(42,406)
Payment for acquisition of business, net of cash acquired	(2,781)	—	—	—	(2,781)
Proceeds from sale of short-term investments	—	58,015	—	—	58,015
Intercompany transfers	7,957	(7,957)	—	—	—
Proceeds from asset sales	—	20,971	3,588	—	24,559
Net cash provided by (used in) investing activities	(2)	(290,277)	(2,314)	—	(292,593)

Cash flows from financing activities:
Intercompany transfers	156,580	(156,580)	—	—	—
Dividends paid	(156,580)	—	—	—	(156,580)
Debt issuance costs paid	(3,912)	—	—	—	(3,912)
Payments for employee taxes on net settlement of equity awards	(6,268)	—	—	—	(6,268)
Proceeds from stock option exercises	2,257	—	—	—	2,257
Net cash used in financing activities	(7,923)	(156,580)	—	—	(164,503)

Net increase (decrease) in cash and cash equivalents and restricted cash	(6,037)	(44,755)	2,714	—	(48,078)
Cash and cash equivalents and restricted cash, beginning of period	6,037	273,214	46,934	—	326,185
Cash and cash equivalents and restricted cash, end of period	$—	$228,459	$49,648	$—	$278,107

	Six Months Ended March 31, 2018, as adjusted (Note 2)
		Helmerich & Payne
	Helmerich	International
	& Payne, Inc.	Drilling Co.	Non-Guarantor		Total
(In thousands)	(Guarantor)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$10,351	$192,093	$5,207	$—	$207,651

Cash flows from investing activities:
Capital expenditures	(4,661)	(181,218)	(5,323)	—	(191,202)
Purchase of short-term investments	—	(36,784)	—	—	(36,784)
Payment for acquisition of business, net cash acquired	(47,886)	—	—	—	(47,886)
Proceeds from sale of short-term investments	—	32,020	—	—	32,020
Intercompany transfers	52,547	(52,547)	—	—	—
Proceeds from asset sales	—	16,308	1,518	—	17,826
Net cash used in investing activities	—	(222,221)	(3,805)	—	(226,026)

Cash flows from financing activities:
Intercompany transfers	153,433	(153,433)	—	—	—
Dividends paid	(153,433)	—	—	—	(153,433)
Payments for employee taxes on net settlement of equity awards	(5,791)	—	—	—	(5,791)
Proceeds from stock option exercises	1,645	—	—	—	1,645
Payment of contingent consideration from acquisition of business	—	—	(4,500)	—	(4,500)
Net cash used in financing activities	(4,146)	(153,433)	(4,500)	—	(162,079)

Net increase (decrease) in cash and cash equivalents and restricted cash	6,205	(183,561)	(3,098)	—	(180,454)
Cash and cash equivalents and restricted cash, beginning of period	9,385	507,504	43,620	—	560,509
Cash and cash equivalents and restricted cash, end of period	$15,590	$323,943	$40,522	$—	$380,055

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

Executive Summary

Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) provides performance-driven drilling services and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2019, our drilling rig fleet included a total of 390 drilling rigs. Our contract drilling segments consist of the U.S. Land segment with 350 rigs, the Offshore segment with 8 offshore platform rigs and the International Land segment with 32 rigs as of March 31, 2019. At the close of the second quarter of fiscal year 2019, we had 249 contracted rigs, of which 155 were under a fixed term contract and 94 were working well-to-well, compared to 259 contracted rigs at September 30, 2018. As the U.S. land drilling industry recovered from an all-time low of approximately 380 active rigs in the summer of 2016 to over 950 rigs as of March 31, 2019, we led the way in reactivating rigs in the United States and gained significant market share in the process. We believe that our success during this time frame is validation of the capabilities of our land drilling fleet and our decisions during the downturn to prepare for an eventual improvement in the business, and our ability to deliver best-in-class field performance and customer satisfaction. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability.  As we move forward, we believe that our advanced uniform rig fleet, financial strength, long term contract backlog and strong customer and employee base position us very well to take advantage of future opportunities.

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

Crude oil prices began to recover in 2016, and after reaching a trough in May of 2016, unconventional drilling activity began to recover, and this recovery extended through 2017 and 2018. Throughout this time, the length of the lateral section of wells drilled in the U.S. has continued to grow. The progression of longer lateral wells has required many of the industries’ rigs to be upgraded to certain specifications in order to meet the technical challenges of drilling longer lateral wells. The upgraded rigs meeting those specifications are commonly referred to in the industry as super-spec rigs and have the following specific characteristics: AC Drive, 1,500 horsepower drawworks, 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.

Beginning in early 2018, we saw the demand for super-spec rigs increase, as crude oil ranged between $59 and $66 per barrel. During 2018, the demand for super-spec rigs continued to increase and we benefitted by gaining market share as a result of having the largest super-spec fleet in the industry and having the largest number of rigs that could readily and economically be upgraded to the super-spec classification.

During the first quarter of fiscal year 2019, crude oil prices dropped to below levels where exploration and production companies set their calendar year 2018 capital budgets. Crude oil prices have since rebounded from recent lows; however, the timing of the volatility in crude oil prices caused some of our customers to re-examine the levels of their exploration and production capital expenditures in calendar year 2019. Some of our customers made the determination to reduce planned spending, while others decided not to, and some made decisions to increase the level of spending.  Based on the current market conditions, we now expect the demand for rigs to remain moderate for the remainder of fiscal year 2019.  We anticipate much of the demand reduction will center on non-AC rigs; however, the demand for super-spec rigs may also be impacted. Just as we are well positioned to respond to increased demand in super-spec rigs and the related upgrades, we are also equally positioned to pull back and react to weaker customer demand.  For that reason, we moderated our super-spec upgrade cadence and reduced our initial capital expenditure plan for fiscal year 2019 from an initial range of $650 million to $680 million to a current range of $500 million to $530 million.

During the first six months of fiscal year 2019, we converted five FlexRig4’s to super-spec capacity and upgraded 18 of our FlexRig3 rigs to super-spec. As of March 31, 2019, we held approximately 45 percent of the super-spec market share in U.S. land drilling. Due to our financial strength, we are in the position to continue to upgrade rigs to super-spec as long as market demand for such rigs remains high and we have a supply of economically viable super-spec upgradable rigs.

In our International Land Drilling segment, despite the recent volatility in crude oil prices, we believe that our market leading position in the Neuquén basin of Argentina provides opportunities for us to deploy additional AC rigs from the United States. We expect the market in Colombia to be more correlated with oil price volatility in the remainder of fiscal year 2019. We believe that our international land operations are a potential area of growth over the next several years, including for idle U.S. AC rigs, but acknowledge that such growth may be more sporadic than what we have experienced in the U.S. market.

In the first six months of fiscal year 2019, our Offshore Drilling operations have reported relatively stable utilization and cash flows. We anticipate one or more of our platform rigs could either be stacked or placed on a lower margin stack rate in the remainder of fiscal year 2019.

Recent Developments

In December 2018, we settled an offer to exchange (the “Exchange Offer”) any and all outstanding 4.65 percent 10-year unsecured senior notes (the “HPIDC 2025 Notes”) issued by Helmerich & Payne International Drilling Co., our wholly-owned direct subsidiary (“HPIDC”), for (i) up to $500.0 million aggregate principal amount of new 4.65 percent 10-year unsecured senior notes of the Company (the “Company 2025 Notes”), with registration rights, and (ii) cash. Concurrently with the Exchange Offer, we solicited consents to adopt certain proposed amendments to the indenture governing the HPIDC 2025 Notes. The HPIDC 2025 Notes tendered had a principal amount of $487.1 million which represents 97.43 percent of the Existing Notes outstanding prior to the Exchange Offer. See “—Liquidity and Capital Resources” below.

In March 2019, we settled a registered exchange offer (the “Registered Exchange Offer”) to exchange the Company 2025 Notes for new SEC-registered notes that are substantially identical to the terms of the Company 2025 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the Company 2025 Notes do not apply to the new notes. Approximately 99.99% of the Company 2025 Notes were exchanged in the Registered Exchange Offer.

As a result of the reorganization of our operations during the first quarter of fiscal year 2019, we identified a new reportable business segment, H&P Technologies. This business segment is used to drive development of advanced drilling technologies and directional drilling automation solutions, resulting in greater safety, reliability and well performance for our customers. A key benefit of our performance-driven drilling services is the reduced positional uncertainty in the directional drilling process and the fact that our technology can be used on any rig, regardless of the drilling or service provider, allowing our customers to benefit from these technologies on all rigs.

In November 2018, we announced our acquisition of Angus Jamieson Consulting (“AJC”), a software-based, training and consultancy company based in Inverness, Scotland. AJC is recognized as an industry leader in wellbore positioning and provides software and in-depth training for clients. The skills and talents of AJC will accelerate capabilities to deliver future, value-driven automation in H&P Technologies.

The combination of Magnetic Variation Services, LLC’s (“MagVAR”) geomagnetic correction capability, MOTIVE Drilling Technologies, Inc.’s (“MOTIVE”) unique directional drilling technology and AJC’s software expertise creates H&P Technologies’ Value Driven Automation™ platform, offering a service to exploration and production companies for wellbore quality and placement.

At February 28, 2019, we performed impairment testing on our domestic and international FlexRig4 asset groups, which have an aggregate net book value of $366.9 million and $60.5 million, respectively. We concluded that the net book values of the asset groups are recoverable through estimated undiscounted cash flows with a thin surplus. The most significant assumptions used in our undiscounted cash flow model include: timing on awards of future drilling contracts, oil prices, operating dayrates, operating costs, rig reactivation costs, drilling rig utilization, estimated remaining useful life and net proceeds received upon future sale/disposition. The assumptions are consistent with the Company’s internal forecasts for future years. These significant assumptions are classified as Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts. Although we believe the assumptions used in our analysis are reasonable and appropriate and the probability-weighted average of expected future undiscounted net cash flows exceed the net book value for each of the domestic and international FlexRig4 asset group as of February 28, 2019, different assumptions and estimates could materially impact the analysis and our resulting conclusion.

Due to the sensitivity of the recoverability models used to test the domestic and international FlexRig4 asset groups for impairment at February 28, 2019, we engaged a third party independent accounting firm who performed a fair market analysis of each of the asset groups, utilizing a combination of the income, market and replacement cost approaches. We concluded that the weighted average fair value of each of these two asset groups exceeded their respective net book value by approximately 5 percent for the domestic FlexRig4 asset group and 14 percent for the international FlexRig4 asset group. The significant assumptions in the valuation are based on those of a market participant and are classified as Level 2 and Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures. Management is performing a detailed assessment to determine the best approach to maximize the utilization of these two asset groups. We determined that there were no events or conditions that have occurred to date that would result in a change in our analysis; however, it is reasonably possible that the estimates of undiscounted cash flows or the fair market value estimates related to these asset groups may change in the future, which could result in the recognition of impairment expense

Contract Backlog

As of March 31, 2019 and September 30, 2018, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.6 billion and $1.2 billion, respectively. The increase in backlog at March 31, 2019 from September 30, 2018 is primarily due to an increased number of incremental term contracts and term contract extensions with various customers in the U.S. Land segment during the first six months of fiscal year 2019. Approximately 57.7 percent of the March 31, 2019 total backlog is reasonably expected to be filled in fiscal year 2020 and thereafter. We do not have material long-term contracts related to our H&P Technologies segment.

The following table sets forth the total backlog by reportable segment as of March 31, 2019 and September 30, 2018, and the percentage of the March 31, 2019 backlog reasonably expected to be filled in fiscal year 2020 and thereafter:

	Total Backlog		Percentage Reasonably
	Revenue		Expected to be Filled in
	March 31,	September 30,	Fiscal Year 2020
Reportable Segment	2019	2018	and Thereafter
	(in billions)
U.S. Land	$1.4	$1.0	59.4%
Offshore	—	—	—%
International Land	0.2	0.2	46.4%
	$1.6	$1.2

Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term.  However, in some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us.  Also, our customers may be unable to perform their contractual obligations.  Accordingly, the actual amount of revenue earned may vary from the backlog reported.  See “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may continue to decline and may not be ultimately realized as fixed‑term contracts may in certain instances be terminated without an early termination payment,” of our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Consolidated Results of Operations

Net Income We reported income from continuing operations of $71.9 million ($0.65 per diluted share) from operating revenues of $720.9 million for the three months ended March 31, 2019 compared to a loss from continuing operations of $1.6 million ($0.03 loss per diluted share) from operating revenues of $577.5 million for the three months ended March 31, 2018.  Included in net income for the three months ended March 31, 2019 is an $11.0 million ($0.10 per diluted share) loss from discontinued operations.  Including discontinued operations, we recorded net income of $60.9 million ($0.55 per diluted share) for the three months ended March 31, 2019 compared to a net loss of $11.9 million ($0.12 loss per diluted share) for the three months ended March 31, 2018.  Net income from continuing operations for the three months ended March 31, 2019 includes approximately $8.9 million ($0.08 per diluted share) of after-tax gains from the sale of assets compared to $3.9 million ($0.04 per diluted share) during the three months ended March 31, 2018.

Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $43.5 million during the three months ended March 31, 2019 compared to $48.2 million in the three months ended March 31, 2018.  The $4.7 million decrease in fiscal year 2019 compared to the same period in fiscal year 2018 is primarily due to lower professional services expenses.

Income Taxes We had income tax expense of $25.1 million for the three months ended March 31, 2019 compared to an income tax benefit of $3.9 million for the three months ended March 31, 2018.  Our statutory federal income tax rate for fiscal year 2019 is 21.0% (before incremental state and foreign taxes).

Research and Development For the three months ended March 31, 2019 and 2018, we incurred $7.3 million and $4.4 million, respectively, of research and development expenses. The increase in expense is primarily related to new initiatives that are conducted through H&P Technologies.

U.S. Land Operations Segment

	Three Months Ended
	March 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$622,204	$482,729	28.9%
Direct operating expenses	377,984	317,688	19.0
Selling, general and administrative expense	11,169	14,011	(20.3)
Depreciation	126,912	123,955	2.4
Segment operating income	$106,139	$27,075	292.0
Operating Statistics (1):
Revenue days	21,262	18,666	13.9%
Average rig revenue per day	$25,681	$22,928	12.0
Average rig expense per day	$14,195	$14,086	0.8
Average rig margin per day	$11,486	$8,842	29.9
Rig utilization	67%	59%	13.6

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $76.2 million and $54.8 million during the three months ended March 31, 2019 and 2018, respectively.

Operating Income The U.S. Land segment had operating income of $106.1 million for the three months ended March 31, 2019 compared to operating income of $27.1 million in the same period of fiscal year 2018.  Revenues were $622.2 million and $482.7 million in the three months ended March 31, 2019 and 2018, respectively.  Included in U.S. land revenues for the three months ended March 31, 2019 is early termination revenue of $1.2 million compared to $4.0 million during the same period of fiscal year 2018.

Revenue Excluding early termination per day revenue of $57 and $217 for the three months ended March 31, 2019 and 2018, respectively, average rig revenue per day increased by $2,913 to $25,624 as dayrate pricing improved year-over-year. Compared to the three months ended March 31, 2018, our activity has increased as customer demand for super-spec rigs has continued to grow.

Direct Operating Expenses Average expense per day increased $109 to $14,195 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase is primarily due to higher self-insurance expenses.

Depreciation Excluding abandonments, depreciation increased $5.8 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This trend continued in fiscal year 2018 and fiscal year 2019. This resulted in abandonments of $4.2 million in the three months ended March 31, 2019 compared to $7.1 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, depreciation expense also included $1.1 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2019.

Utilization U.S. land rig utilization increased to 67 percent for the three months ended March 31, 2019 compared to 59 percent during the three months ended March 31, 2018.  At March 31, 2019, 226 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 226 contracted rigs, 142 were under fixed term contracts and 84 were working in the spot market.

Offshore Operations Segment

	Three Months Ended
	March 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$34,583	$32,983	4.9%
Direct operating expenses	26,984	23,595	14.4
Selling, general and administrative expense	805	1,106	(27.2)
Depreciation	2,263	2,833	(20.1)
Segment operating income	$4,531	$5,449	(16.8)
Operating Statistics (1):
Revenue days	540	450	20.0%
Average rig revenue per day	$31,361	$33,583	(6.6)
Average rig expense per day	$25,941	$24,079	7.7
Average rig margin per day	$5,420	$9,504	(43.0)
Rig utilization	75%	63%	19.0

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $5.5 million and $5.2 million during the three months ended March 31, 2019 and 2018, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

Operating Income During the three months ended March 31, 2019, the Offshore segment had operating income of $4.5 million compared to operating income of $5.4 million for the three months ended March 31, 2018. This decrease is primarily attributable to a rate reduction that took place during the fourth quarter of fiscal year 2018 as a long-term contract expired and another active rig moving to a lower standby rate in December 2018. These negative effects were partially offset by activity and cash flow from an additional rig that commenced operations during the third quarter of fiscal year 2018.

Revenue Average rig revenue per day declined in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the factors mentioned above.

Direct Operating Expenses Average rig expense increased to $25,941 per day during the three months ended March 31, 2019 from $24,079 per day in the three months ended March 31, 2018. This per day increase was primarily attributable to one rig returning to work and having higher expenses per day than the average, partially offset by another rig having lower than average expenses.

Utilization As of March 31, 2019, six of our eight available platform rigs were generating revenue days as compared to five of our eight available platform rigs at March 31, 2018.

International Land Operations Segment

	Three Months Ended
	March 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$50,808	$52,459	(3.1)%
Direct operating expenses	33,051	39,249	(15.8)
Selling, general and administrative expense	794	832	(4.6)
Depreciation	8,995	13,073	(31.2)
Segment operating income (loss)	$7,968	$(695)	(1,246.5)
Operating Statistics (1):
Revenue days	1,559	1,530	1.9%
Average rig revenue per day	$31,130	$32,796	(5.1)
Average rig expense per day	$19,269	$24,263	(20.6)
Average rig margin per day	$11,861	$8,533	39.0
Rig utilization	54%	45%	20.0

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $2.3 million during both the three months ended March 31, 2019 and 2018. Also excluded are the effects of currency revaluation income and expense.

Operating Income The International Land segment had operating income of $8.0 million for the three months ended March 31, 2019 compared to an operating loss of $0.7 million for the three months ended March 31, 2018.

Revenue We experienced a 1.9 percent increase in revenue days when comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The average number of active rigs was 17.3 during the three months ended March 31, 2019 compared to 17.0 during the same period in fiscal year 2018.

Direct Operating Expenses Average rig expense decreased to $19,269 per day during the three months ended March 31, 2019 as compared to $24,263 per day during the three months ended March 31, 2018. This decrease was primarily attributable to the devaluation of the Argentine peso, which decreased our average daily expenses as a result of being translated from local currency to the U.S. dollar.

Utilization Our utilization increased from 45 percent in the second quarter of fiscal year 2018 to 54 percent in the second quarter of fiscal year 2019. The increase was primarily driven by the wind down of our operations in Ecuador, which reduced the number of available rigs by six. At March 31, 2019, 17 out of 32 existing rigs in the International Land segment were contracted.  Of the 17 contracted rigs, 11 were under fixed term contracts and 6 were working in the spot market.

H&P Technologies Operations Segment

	Three Months Ended
	March 31,
(in thousands)	2019	2018	% Change
Operating revenues	$10,141	$6,300	61.0%
Direct operating expenses, including research and development	11,476	8,686	32.1
Selling, general and administrative expense	4,782	4,109	16.4
Depreciation and amortization	1,816	2,038	(10.9)
Segment operating loss	$(7,933)	$(8,533)	(7.0)

Operating Loss H&P Technologies had an operating loss of $7.9 million in the three months ended March 31, 2019 compared to an operating loss of $8.5 million in the three months ended March 31, 2018. The change was primarily driven by revenue growth, partially offset by additional research and development initiatives.

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018	% Change
Operating revenues	$3,215	$3,013	6.7%
Direct operating expenses	1,619	1,137	42.4
Depreciation and amortization	431	358	20.4
Operating income	$1,165	$1,518	(23.3)

Operating Income Operating income from other operations remained relatively flat. During the three months ended March 31, 2019, other operations had operating income of $1.2 million compared to operating income of $1.5 million during the three months ended March 31, 2018.

Results of Operations for the Six Months Ended March 31, 2019 and 2018

Consolidated Results of Operations

Net Income We reported income from continuing operations of $80.2 million ($0.72 per diluted share) from operating revenues of $1.5 billion for the six months ended March 31, 2019 compared to income from continuing operations of $499.0 million ($4.53 per diluted share) from operating revenues of $1.1 billion for the six months ended March 31, 2018.  Included in net income for the six months ended March 31, 2019 is a loss from discontinued operations of $0.4 million (no impact per diluted share).  Including discontinued operations, we recorded net income of $79.9 million ($0.72 per diluted share) for the six months ended March 31, 2019 compared to net income of $488.2 million ($4.43 per diluted share) for the six months ended March 31, 2018.  Net income from continuing operations for the six months ended March 31, 2019 includes approximately $13.2 million ($0.12 per diluted share) of after-tax gains from the sale of assets compared to $8.0 million ($0.07 per diluted share) during the six months ended March 31, 2018.

Selling, General and Administrative Expense Selling, general and administrative expenses increased to $98.0 million during the six months ended March 31, 2019 compared to $94.7 million in the six months ended March 31, 2018.  The $3.3 million increase in fiscal year 2019 compared to the same period in fiscal year 2018 is primarily due to higher variable compensation costs.

Income Taxes We had income tax expense of $26.4 million for the six months ended March 31, 2019 (which includes a discrete tax benefit of approximately $1.7 million related to the reversal of an uncertain tax liability, as the statute of limitation expired) compared to an income tax benefit of $504.6 million (which included a discrete tax benefit of approximately $501.8 million related to the remeasurement of the Company’s net deferred tax liability as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”)) for the six months ended March 31, 2018.  Our statutory federal income tax rate for fiscal year 2019 is 21.0% (before incremental state and foreign taxes).

Research and Development For the six months ended March 31, 2019 and 2018, we incurred $14.3 million and $7.7 million, respectively, of research and development expenses. The increase in expense is primarily related to new initiatives that are conducted through H&P Technologies. Additionally, the December 2017 acquisition of MagVAR drove some of the increase given that a portion of its ongoing expenses are classified as research and development.

U.S. Land Operations Segment

	Six Months Ended
	March 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$1,246,445	$944,369	32.0%
Direct operating expenses	786,790	616,752	27.6
Selling, general and administrative expense	22,826	28,004	(18.5)
Depreciation	251,022	247,793	1.3
Segment operating income	$185,807	$51,820	258.6
Operating Statistics (1):
Revenue days	43,194	37,028	16.7%
Average rig revenue per day	$25,471	$22,666	12.4
Average rig expense per day	$14,829	$13,818	7.3
Average rig margin per day	$10,642	$8,848	20.3
Rig utilization	68%	58%	17.2

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $146.3 million and $105.1 million during the six months ended March 31, 2019 and 2018, respectively.

Operating Income The U.S. Land segment had operating income of $185.8 million for the six months ended March 31, 2019 compared to operating income of $51.8 million in the same period of fiscal year 2018.  Revenues were $1.2 billion and $944.4 million in the six months ended March 31, 2019 and 2018, respectively.  Included in U.S. land revenues for the six months ended March 31, 2019 is early termination revenue of $3.6 million compared to $8.3 million during the same period of fiscal year 2018. Included in U.S. land operating expenses for the six months ended March 31, 2019 are costs of $18 million associated with a settled lawsuit.

Revenue Excluding early termination per day revenue of $83 and $225 for the six months ended March 31, 2019 and 2018, respectively, average rig revenue per day increased by $2,947 to $25,388 as dayrate pricing improved year-over-year. Compared to the six months ended March 31, 2018, our activity has increased as customer demand for super-spec rigs has continued to grow.

Direct Operating Expenses Average expense per day, excluding costs associated with a settled lawsuit of $417 per day for the six months ended March 31, 2019, increased $594 to $14,412 during the six months ended March 31, 2019 compared to the six months ended March 31, 2018.  The increase is primarily due to higher pass-through costs, including higher wages for field personnel in some regions and higher rig recommissioning expense during the six months ended March 31, 2019. These factors were partially offset by a decrease in average daily expenses for idle rig expenses.

Depreciation Excluding abandonments, depreciation increased $12.5 million in the six months ended March 31, 2018 compared to the six months ended March 31, 2018. As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This trend continued in fiscal year 2018 and fiscal year 2019. This resulted in abandonments of $5.0 million in the six months ended March 31, 2019 compared to $14.3 million for the six months ended March 31, 2018. During the six months ended March 31, 2019, depreciation expense also included $3.6 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2019.

Utilization U.S. land rig utilization increased to 68 percent for the six months ended March 31, 2019 compared to 58 percent during the six months ended March 31, 2018.  At March 31, 2019, 226 out of 350 existing rigs in the U.S. Land segment were contracted.  Of the 226 contracted rigs, 142 were under fixed term contracts and 84 were working in the spot market.

Offshore Operations Segment

	Six Months Ended
	March 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$71,493	$66,349	7.8%
Direct operating expenses	53,289	44,717	19.2
Selling, general and administrative expense	1,574	2,271	(30.7)
Depreciation	4,931	5,187	(4.9)
Segment operating income	$11,699	$14,174	(17.5)
Operating Statistics (1):
Revenue days	1,065	910	17.0%
Average rig revenue per day	$33,468	$34,692	(3.5)
Average rig expense per day	$25,791	$23,737	8.7
Average rig margin per day	$7,677	$10,955	(29.9)
Rig utilization	73%	63%	15.9

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $11.3 million and $9.3 million during the six months ended March 31, 2019 and 2018, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

Operating Income During the six months ended March 31, 2019, the Offshore segment had operating income of $11.7 million compared to operating income of $14.2 million for the six months ended March 31, 2018. This decrease is primarily attributable to a rate reduction that took place during the fourth quarter of fiscal year 2018 as a long-term contract expired and another active rig moving to a lower standby rate in December 2018. These negative effects were partially offset by activity and cash flow from an additional rig that commenced operations during the third quarter of fiscal year 2018.

Revenue Average rig revenue per day remained relatively flat in the six months ended March 31, 2019 compared to the six months ended March 31, 2018.

Direct Operating Expenses Average rig expense increased to $25,791 per day during the six months ended March 31, 2019 from $23,737 per day in the six months ended March 31, 2018. This per day increase was primarily attributable to some of the factors mentioned above as well as one rig undergoing maintenance at a zero rate during the first quarter of fiscal year 2019.

Utilization As of March 31, 2019, six of our eight available platform rigs were generating revenue days as compared to five of our eight available platform rigs at March 31, 2018.

International Land Operations Segment

	Six Months Ended
	March 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$117,095	$115,673	1.2%
Direct operating expenses	80,590	85,986	(6.3)
Selling, general and administrative expense	3,076	1,964	56.6
Depreciation	18,832	24,884	(24.3)
Segment operating income	$14,597	$2,839	414.2
Operating Statistics (1):
Revenue days	3,318	3,117	6.4%
Average rig revenue per day	$33,476	$35,465	(5.6)
Average rig expense per day	$21,083	$25,497	(17.3)
Average rig margin per day	$12,393	$9,968	24.3
Rig utilization	57%	45%	26.7

(1)

Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $6.0 million and $5.1 million during the six months ended March 31, 2019 and 2018, respectively. Also excluded are the effects of currency revaluation income and expense.

Operating Income The International Land segment had operating income of $14.6 million for the six months ended March 31, 2019 compared to operating income of $2.8 million for the six months ended March 31, 2018.

Revenue Our activity has increased primarily in response to higher commodity prices.  We experienced a 6.4 percent increase in revenue days when comparing the six months ended March 31, 2019 to the six months ended March 31, 2018. The average number of active rigs was 18.2 during fiscal year 2019 compared to 17.1 during fiscal year 2018.

Direct Operating Expenses Average rig expense decreased to $21,083 per day during the six months ended March 31, 2019 as compared to $25,497 per day during the six months ended March 31, 2018. This decrease was primarily attributable to the devaluation of the Argentine peso, which decreased our average daily expenses as a result of being translated from local currency to the U.S. dollar.

Utilization Our utilization increased from 45 percent in the second quarter of fiscal year 2018 to 57 percent in fiscal year 2019. The increase was primarily driven by the wind down of our operations in Ecuador, which reduced the number of available rigs by six. At March 31, 2019, 17 out of 32 existing rigs in the International Land segment were contracted.  Of the 17 contracted rigs, 11 were under fixed term contracts and 6 were working in the spot market.

H&P Technologies Operations Segment

	Six Months Ended
	March 31,
(in thousands)	2019	2018	% Change
Operating revenues	$20,061	$9,149	119.3%
Direct operating expenses, including research and development	23,867	17,275	38.2
Selling, general and administrative expense	10,881	5,818	87.0
Depreciation and amortization	3,590	3,404	5.5
Segment operating loss	$(18,277)	$(17,348)	5.4

Operating Loss H&P Technologies had an operating loss of $18.3 million in the six months ended March 31, 2019 compared to an operating loss of $17.3 million in the six months ended March 31, 2018. The change was primarily driven by the acquisition of MagVAR in December 2018 as well as additional revenue growth. This was partially offset by additional research and development initiatives during fiscal year 2019.

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Six Months Ended
	March 31,
(in thousands)	2019	2018	% Change
Operating revenues	$6,455	$6,031	7.0%
Direct operating expenses	2,893	2,304	25.6
Depreciation and amortization	843	711	18.6
Operating income	$2,719	$3,016	(9.8)

Operating Income Operating income from other operations remained relatively flat. During the six months ended March 31, 2019, other operations had operating income of $2.7 million compared to operating income of $3.0 million during the six months ended March 31, 2018.

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

As of March 31, 2019, we had $243.9 million of cash on hand and $26.1 million of short-term investments. Our cash flows for the six months ended March 31, 2019 and 2018 are presented below:

	Six Months Ended
	March 31,
(in thousands)	2019	2018
		As adjusted
Net cash provided (used) by:
Operating activities	$409,018	$207,651
Investing activities	(292,593)	(226,026)
Financing activities	(164,503)	(162,079)
Decrease in cash and cash equivalents	$(48,078)	$(180,454)

Operating Activities

Net working capital excluding cash and short-term investments were $404.3 million as of March 31, 2019 compared to $412.6 million as of September 30, 2018. Cash flows from operating activities were approximately $409.0 million for the six months ended March 31, 2019 compared to approximately $207.7 million for the six months ended March 31, 2018.  The increase was primarily driven by increases in activity and rig margins coupled with a favorable variance in the use of working capital.

Investing Activities

Capital Expenditures Our investing activities are primarily related to capital expenditures for our fleet. Our capital expenditures during the six months ended March 31, 2019 were $330.0 million compared to $191.2 million during the six months ended March 31, 2018. Based on current market conditions, we have adjusted our initial capital expenditures budget plan for fiscal year 2019 from an initial range of $650 million to $680 million to a current range of $500 million to $530 million.  This estimate includes moderated capital maintenance requirements, capital spending related to reactivating idle rigs, tubulars and other upgrades primarily related to improving our existing rig fleet.

Acquisition of Business During the six months ended March 31, 2019, we paid $2.8 million, net of cash acquired, for the acquisition of AJC. During the six months ended March 31, 2018, we paid $47.9 million, net of cash acquired, for MagVAR.

Sale of Assets Our proceeds from asset sales totaled $24.6 million during the first six months of fiscal year 2019 and $17.8 million during the first six months of fiscal year 2018. Gains from asset sales during the six months ended March 31, 2019 and 2018 totaled $17.1 million and $10.8 million, respectively. In each period, we had sales of old or damaged rig equipment and drill pipe used in the ordinary course of business included in investing activity within the statement of cash flow.

Stock Portfolio Held We manage a legacy portfolio of marketable equity securities consisting of common shares of Ensco plc and Schlumberger, Ltd. that, at the end of the second quarter of fiscal year 2019, had a fair value of $45.5 million. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. The portfolio is recorded at fair value on our balance sheet.

Our stock portfolio held as of March 31, 2019 is presented below:

	Number
March 31, 2019	of Shares	Cost Basis	Market Value
	(in thousands, except share amounts)
Ensco plc	6,400,000	$34,760	$25,152
Schlumberger, Ltd.	467,500	3,713	20,369
Total		$38,473	$45,521

Financing Activities

We paid dividends of $1.42 and $1.40 per share during the six months ended March 31, 2019 and 2018, respectively. Total dividends paid were $156.6 million and $153.4 million during the six months ended March 31, 2019 and 2018, respectively. Adjusting for stock splits accordingly, we have increased the effective annual dividend per share every fiscal year for the past 46 years. The declaration and amount of future dividends is at the discretion of our Board of Directors and subject to our financial condition, results of operations, cash flows, and other factors our Board of Directors deems relevant.

Credit Facilities

On November 13, 2018, we entered into an unsecured revolving credit facility (the “2018 Credit Facility”), which will mature on November 13, 2023. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The 2018 Credit Facility is currently guaranteed by Helmerich & Payne International Drilling Co. (“HPIDC”), which guarantee is subject to release following or simultaneously with the repayment or exchange of the HPIDC 2025 Notes and HPIDC’s release as a guarantor under the Company 2025 Notes. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate

(LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company or, in the event the Company has no such rating, the debt rating for senior unsecured debt of HPIDC, both as determined by Moody’s and S&P. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of HPIDC on March 31, 2019, the spread over LIBOR would have been 1.125 percent had borrowings been outstanding under the facility and commitment fees are 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2019, there were no borrowings, but there were two letters of credit outstanding in the amount of $12.1 million, leaving $737.9 million available to borrow under the 2018 Credit Facility. See Note 6-–Debt to the Unaudited Condensed Consolidated Financial Statements for more information about the 2018 Credit Facility. Subsequent to March 31, 2019, one of the letters of credit outstanding against the 2018 Credit Facility was eliminated, leaving one remaining letter of credit outstanding in the amount of $10 million, with $740 million available to borrow.

In connection with entering into the 2018 Credit Facility, we terminated our $300 million unsecured credit facility under the credit agreement dated as of July 13, 2016 by and among HPIDC, as borrower, the Company, as guarantor, Wells Fargo, National Association, as administrative agent, and the lenders party thereto.

As of March 31, 2019, we had an outstanding letter of credit with a bank under a bilateral line of credit in the amount of $25.5 million. Subsequent to March 31, 2019, a second bilateral credit facility was opened and a letter of credit was issued in the amount of $2.1 million.

As of March 31, 2019, we also had a $12.0 million unsecured standalone line of credit facility, which is purposed for the issuance of bid and performance bonds, as needed, for international land operations. Nothing was outstanding under the $12.0 million facility as of March 31, 2019.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2019, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2019.

Senior Notes

On November 19, 2018, we commenced the Exchange Offer for any and all outstanding HPIDC 2025 Notes for (i) up to $500.0 million aggregate principal amount of the Company 2025 Notes, with registration rights, and (ii) cash. Concurrently with the Exchange Offer, we solicited consents (the “Consent Solicitation”) to adopt certain proposed amendments (the “Proposed Amendments”) to the indenture governing the HPIDC 2025 Notes, which include eliminating substantially all of the restrictive covenants in such indenture and limiting the reporting covenant under such indenture. On December 20, 2018, we settled the Exchange Offer, pursuant to which we issued approximately $487.1 million in aggregate principal amount of Company 2025 Notes. Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The terms of the Company 2025 Notes are governed by an indenture, dated December 20, 2018, as amended and supplemented by the first supplemental indenture thereto, dated December 20, 2018, each among the Company, HPIDC and Wells Fargo Bank, National Association, as trustee. Following the consummation of the Exchange Offer, HPIDC had outstanding approximately $12.9 million in aggregate principal amount of HPIDC 2025 Notes. In connection with the Consent Solicitation, the requisite number of consents to adopt the Proposed Amendments was received. Accordingly, on December 20, 2018, HPIDC, the Company and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the indenture governing the HPIDC 2025 Notes to adopt the Proposed Amendments.

On February 15, 2019, we commenced the Registered Exchange Offer to exchange the Company 2025 Notes for new SEC-registered notes that are substantially identical to the terms of the Company 2025 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the Company 2025 Notes do not apply to the new notes. The Registered Exchange Offer expired on March 18, 2019, and approximately 99.99% of the Company 2025 Notes were exchanged. The Company 2025 Notes that were not exchanged pursuant to the Registered Exchange Offer have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.

Future Cash Requirements

Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures, including our rig upgrade construction program, for fiscal year 2019, are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.    If needed, we may decide to obtain additional funding from our $750 million 2018 Credit Facility.  Our indebtedness under our unsecured senior notes totaled $491.2 million at March 31, 2019 and matures on March 19, 2025.  The long-term debt to total capitalization ratio was 10.2 percent and 9.9 percent at March 31, 2019 and 2018, respectively. For additional information regarding debt agreements, refer to Note 6 to the Unaudited Condensed Consolidated Financial Statements.

There were no other significant changes in our financial position since September 30, 2018.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Material Commitments

Material commitments as reported in our 2018 Annual Report on Form 10-K have not changed significantly at March 31, 2019, other than those disclosed in Note 14 to the Unaudited Condensed Consolidated Financial Statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of our market risks, see

•	Note 12 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;

•	“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report on Form 10-K filed with the SEC on November 16, 2018;

•	Note 6 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and

•	Note 2 to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Venezuela Expropriation.

In 2011, our wholly-owned subsidiaries, HPIDC and Helmerich & Payne de Venezuela, CA (“H&P de Venezuela”) filed a lawsuit in the United States District Court for the District of Columbia against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, SA (“Petroleo”), and PDVSA Petroleo, SA (“PDVSA”) under exceptions to the Foreign Sovereign Immunities Act in response to Venezuela’s nationalization of H&P’s business.

Due to the ongoing political upheaval in Venezuela, the proceedings in the lawsuit are presently stayed. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.  No contingent gains were recognized in our Unaudited Condensed Consolidated Financial Statements.

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

101

Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2019, filed on April 29, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statement of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	April 29, 2019	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	April 29, 2019	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)