Form 10-Q
period 2019-06-30
Helmerich & Payne, Inc.
filed 2019-07-26
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended:  June 30, 2019
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
N/A
(Former name, former address and former fiscal year,
if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($0.10 par value)	HP	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 18, 2019
Common Stock, $0.10 par value	109,433,698

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(in thousands except share data and per share amounts)	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$334,775	$284,355
Short-term investments	45,748	41,461
Accounts receivable, net of allowance of $4,837 and $6,217, respectively	508,183	565,202
Inventories of materials and supplies, net	150,126	158,134
Prepaid expenses and other	77,406	66,398
Total current assets	1,116,238	1,115,550
Investments	48,291	98,696
Property, plant and equipment, net	4,583,673	4,857,382
Other Noncurrent Assets:
Goodwill	67,902	64,777
Intangible assets, net	69,093	73,207
Other assets	12,182	5,255
Total other noncurrent assets	149,177	143,239

Total assets	$5,897,379	$6,214,867

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$134,077	$132,664
Accrued liabilities	256,449	244,504
Total current liabilities	390,526	377,168
Noncurrent Liabilities:
Long-term debt, net	491,651	493,968
Deferred income taxes	827,027	853,136
Other	78,490	93,606
Noncurrent liabilities - discontinued operations	14,631	14,254
Total noncurrent liabilities	1,411,799	1,454,964
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,080,262 and 112,008,961 shares issued as of June 30, 2019 and September 30, 2018, respectively, and 109,433,198 and 108,993,718 shares outstanding as of June 30, 2019 and September 30, 2018, respectively	11,208	11,201
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	501,585	500,393
Retained earnings	3,750,785	4,027,779
Accumulated other comprehensive income (loss)	(16,085)	16,550
Treasury stock, at cost, 2,647,064 shares and 3,015,243 shares as of June 30, 2019 and September 30, 2018, respectively	(152,439)	(173,188)
Total shareholders’ equity	4,095,054	4,382,735
Total liabilities and shareholders' equity	$5,897,379	$6,214,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
		As adjusted (Note 2)		As adjusted (Note 2)
Operating revenues
Contract drilling	$684,788	$637,548	$2,139,798	$1,763,939
Other	3,186	11,324	9,642	26,504
	687,974	648,872	2,149,440	1,790,443
Operating costs and expenses
Contract drilling operating expenses, excluding depreciation and amortization	443,114	443,087	1,372,426	1,199,422
Operating expenses applicable to other revenues	1,414	1,424	4,308	3,728
Depreciation and amortization	143,297	144,579	427,917	433,521
Asset impairment charge	224,327	—	224,327	—
Research and development	7,066	5,479	21,347	13,149
Selling, general and administrative	46,590	52,310	144,604	147,005
Gain on sale of assets	(9,960)	(4,313)	(27,050)	(15,133)
	855,848	642,566	2,167,879	1,781,692
Operating income (loss) from continuing operations	(167,874)	6,306	(18,439)	8,751
Other income (expense)
Interest and dividend income	2,349	2,109	6,861	5,680
Interest expense	(6,257)	(5,993)	(17,145)	(17,794)
Loss on investment securities	(13,271)	—	(50,228)	—
Other	(1,599)	(61)	(1,051)	170
	(18,778)	(3,945)	(61,563)	(11,944)
Income (loss) from continuing operations before income taxes	(186,652)	2,361	(80,002)	(3,193)
Income tax provision (benefit)	(32,031)	10,535	(5,602)	(494,028)
Income (loss) from continuing operations	(154,621)	(8,174)	(74,400)	490,835
Income from discontinued operations before income taxes	7,244	8,383	22,798	9,127
Income tax provision	7,306	8,217	23,231	19,743
Income (loss) from discontinued operations	(62)	166	(433)	(10,616)
Net income (loss)	$(154,683)	$(8,008)	$(74,833)	$480,219
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.42)	$(0.08)	$(0.71)	$4.47
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	$(1.42)	$(0.08)	$(0.71)	$4.37
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.42)	$(0.08)	$(0.71)	$4.45
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	$(1.42)	$(0.08)	$(0.71)	$4.35
Weighted average shares outstanding (in thousands):
Basic	109,425	108,905	109,324	108,818
Diluted	109,425	108,905	109,324	109,338
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(154,683)	$(8,008)	$(74,833)	$480,219
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net of income taxes of ($5.6) million and ($2.0) million for the three and nine months ended June 30, 2018, respectively	—	13,826	—	5,657
Minimum pension liability adjustments, net of income taxes of ($0.1) million and ($0.2) million for the three and nine months ended June 30, 2019, respectively, and ($0.1) million and ($0.4) million for the three and nine months ended June 30, 2018, respectively	226	337	675	985
Other comprehensive income	226	14,163	675	6,642
Comprehensive income (loss)	$(154,457)	$6,155	$(74,158)	$486,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three Months Ended June 30, 2019 and 2018
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, March 31, 2019	112,080	$11,208	$493,421	$3,979,708	$(12,072)	2,668	$(153,645)	$4,318,620
Comprehensive loss:
Net loss	—	—	—	(154,683)	—	—	—	(154,683)
Other comprehensive income	—	—	—	—	226	—	—	226
Dividends declared ($0.71 per share)	—	—	—	(78,479)	—	—	—	(78,479)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(225)	—	—	(15)	870	645
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(489)	—	—	(6)	336	(153)
Stock-based compensation	—	—	8,878	—	—	—	—	8,878
Reclassification of stranded tax effect for adoption of ASU No. 2018-02 (Note 2)	—	—	—	4,239	(4,239)	—	—	—
Balance, June 30, 2019	112,080	$11,208	$501,585	$3,750,785	$(16,085)	2,647	$(152,439)	$4,095,054

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, March 31, 2018	112,009	$11,201	$487,135	$4,189,497	$(5,221)	3,132	$(179,459)	$4,503,153
Comprehensive income:
Net loss	—	—	—	(8,008)	—	—	—	(8,008)
Other comprehensive income	—	—	—	—	14,163	—	—	14,163
Dividends declared ($0.71 per share)	—	—	—	(78,071)	—	—	—	(78,071)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(84)	—	—	(62)	3,498	3,414
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(373)	—	—	(5)	287	(86)
Stock-based compensation	—	—	7,926	—	—	—	—	7,926
Balance, June 30, 2018	112,009	$11,201	$494,604	$4,103,418	$8,942	3,065	$(175,674)	$4,442,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Nine Months Ended June 30, 2019 and 2018
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2018	112,009	$11,201	$500,393	$4,027,779	$16,550	3,015	$(173,188)	$4,382,735
Comprehensive loss:
Net loss	—	—	—	(74,833)	—	—	—	(74,833)
Other comprehensive income	—	—	—	—	675	—	—	675
Dividends declared ($2.13 per share)	—	—	—	(235,433)	—	—	—	(235,433)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(7,088)	—	—	(147)	8,259	1,171
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(17,187)	—	—	(221)	12,490	(4,690)
Stock-based compensation	—	—	25,467	—	—	—	—	25,467
Cumulative effect adjustment for adoption of ASU No. 2014-09 (Note 9)	—	—	—	(38)	—	—	—	(38)
Cumulative effect adjustment for adoption of ASU No. 2016-01 (Note 2)	—	—	—	29,071	(29,071)	—	—	—
Reclassification of stranded tax effect for adoption of ASU No. 2018-02 (Note 2)	—	—	—	4,239	(4,239)	—	—	—
Balance, June 30, 2019	112,080	$11,208	$501,585	$3,750,785	$(16,085)	2,647	$(152,439)	$4,095,054

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2017	111,957	$11,196	$487,248	$3,855,686	$2,300	3,353	$(191,839)	$4,164,591
Comprehensive income:
Net income	—	—	—	480,219	—	—	—	480,219
Other comprehensive income	—	—	—	—	6,642	—	—	6,642
Dividends declared ($2.11 per share)	—	—	—	(231,932)	—	—	—	(231,932)
Exercise of employee stock options, net of shares withheld for employee taxes	1	—	(5,147)	—	—	(152)	8,503	3,356
Vesting of restricted stock awards, net of shares withheld for employee taxes	51	5	(11,841)	—	—	(136)	7,662	(4,174)
Stock-based compensation	—	—	23,472	—	—	—	—	23,472
Cumulative effect adjustment for adoption of ASU No. 2016-09	—	—	872	(555)	—	—	—	317
Balance, June 30, 2018	112,009	$11,201	$494,604	$4,103,418	$8,942	3,065	$(175,674)	$4,442,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2019	2018
		As adjusted (Note 2)
Cash flows from operating activities:
Net income (loss)	$(74,833)	$480,219
Adjustment for loss from discontinued operations	433	10,616
Income (loss) from continuing operations	(74,400)	490,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427,917	433,521
Asset impairment charge	224,327	—
Amortization of debt discount and debt issuance costs	1,176	798
Provision for bad debt	544	598
Stock-based compensation	25,467	23,472
Loss on investment securities	50,228	—
Gain on sale of assets	(27,050)	(15,133)
Deferred income tax benefit	(25,503)	(498,491)
Other	5,356	3,735
Change in assets and liabilities increasing (decreasing) cash:
Accounts receivable	63,002	(87,508)
Inventories of materials and supplies	1,473	(14,905)
Prepaid expenses and other	(9,556)	(9,623)
Other noncurrent assets	(5,899)	6,105
Accounts payable	276	6,513
Accrued liabilities	8,110	40,668
Deferred income tax liability	11	(2,511)
Other noncurrent liabilities	(6,052)	(6,496)
Net cash provided by operating activities from continuing operations	659,427	371,578
Net cash used in operating activities from discontinued operations	(56)	(150)
Net cash provided by operating activities	659,371	371,428
Cash flows from investing activities:
Capital expenditures	(403,570)	(322,658)
Purchase of short-term investments	(71,852)	(52,159)
Payment for acquisition of business, net of cash acquired	(2,781)	(47,886)
Proceeds from sale of short-term investments	68,015	52,470
Proceeds from asset sales	36,227	28,049
Net cash used in investing activities	(373,961)	(342,184)
Cash flows from financing activities:
Dividends paid	(235,058)	(230,368)
Debt issuance costs paid	(3,912)	—
Proceeds from stock option exercises	2,901	5,160
Payments for employee taxes on net settlement of equity awards	(6,420)	(5,978)
Payment of contingent consideration from acquisition of business	—	(10,625)
Net cash used in financing activities	(242,489)	(241,811)
Net increase (decrease) in cash and cash equivalents and restricted cash	42,921	(212,567)
Cash and cash equivalents and restricted cash, beginning of period	326,185	560,509
Cash and cash equivalents and restricted cash, end of period	$369,106	$347,942

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$12,794	$11,888
Income tax paid, net	$11,213	$4,633
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	$16,279	$1,070
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 NATURE OF OPERATIONS
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies.
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
Fiscal Year 2019 Acquisition
On November 1, 2018, we completed an acquisition of an unaffiliated company, Angus Jamieson Consulting (“AJC”), which is now a wholly-owned subsidiary of the Company, for a total consideration of approximately $3.4 million. AJC is a software-based training and consultancy company based in Inverness, Scotland and is widely recognized as an industry leader in wellbore positioning. The operations of AJC are included in the H&P Technologies reportable business segment. The acquisition of AJC has been accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The allocation of the purchase price includes goodwill of $3.1 million.
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
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) from the date the Company gains control until the date when the Company ceases to control the subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and any highly liquid investment with an original maturity of three months or less. Approximately $318.9 million of cash and cash equivalents reside in accounts in the United States and the remaining $15.9 million are in other countries. Our cash, cash equivalents and short-term investments are subject to global economic as well as credit risk, and international accounts are subject to risks specific to the countries where they are located. Some of our U.S. bank accounts also carry balances greater than the federally insured limit.
We had restricted cash of $34.3 million and $41.5 million at June 30, 2019 and 2018, respectively, and $41.8 million and $39.1 million at September 30, 2018 and 2017, respectively. Of the total at June 30, 2019 and September 30, 2018, $3.0 million and $11.3 million, respectively, is related to the acquisition of drilling technology companies,  $2.0 million as of each of June 30, 2019 and September 30, 2018 is from the initial capitalization of the captive insurance company, and $29.3 million and $28.5 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance company.  The restricted amounts are primarily invested in short-term money market securities. See Recently Issued Accounting Updates below for changes to the presentation of restricted cash effective October 1, 2018 as a result of adopting Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.
The restricted cash and cash equivalents are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	June 30,		September 30,
(in thousands)	2019	2018	2018	2017
Cash	$334,775	$306,426	$284,355	$521,375
Restricted Cash
Prepaid expenses and other	30,543	34,614	39,830	32,439
Other assets	3,788	6,902	2,000	6,695
Total cash, cash equivalents, and restricted cash	$369,106	$347,942	$326,185	$560,509

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

Recently Issued Accounting Updates
Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates ("ASU's") to the FASB Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, clarifications of ASUs listed below, immaterial, or already adopted by the Company.
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
ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers should present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers should present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The amendments are applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement.
October 1, 2018
We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact was not material to our unaudited condensed consolidated financial statements and disclosures.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
The ASU requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending cash amounts for the periods shown on the statement of cash flows.
October 1, 2018
We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact on the unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2018 was an increase of $2.4 million in net cash provided by operating activities.

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
We adopted this ASU during the first quarter of fiscal year 2019, as required, on a retrospective basis. The retrospective impact on the unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2018 is a reclassification of $10.6 million from net cash provided by operating activities to net cash used in financing activities.

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

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The update outlined a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and superseded other revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also required disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Furthermore, as part of Topic 606, the FASB introduced ASC 340-40, Other Assets and Deferred Costs, which provides guidance on the capitalization of contract related costs that are not within the scope of other authoritative literature. Companies could use either a full retrospective or a modified retrospective approach to adopt the updates.
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

June 30, 2019
We early adopted this ASU during the third quarter of fiscal year 2019. The adoption did not have a material impact to our unaudited condensed consolidated financial statements and disclosures. Refer to Note 12—Fair Value Measurement of Financial Instruments.

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
June 30, 2019
We early adopted this ASU during the third quarter of fiscal year 2019. We reclassified $4.2 million from accumulated other comprehensive income (loss) to retained earnings for stranded income tax effects resulting from the Tax Reform Act. The adoption did not have a material impact to our unaudited condensed consolidated financial statements and disclosures.

Standards that are not yet adopted as of June 30, 2019
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

This ASU aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for annual and interim periods beginning after December 15, 2019.
	October 1, 2020	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.
ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans—General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit, pension and other postretirement plans. This update is effective for annual and interim periods ending after December 15, 2020.
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
	October 1, 2019	We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.

Cash Flows
The following is a summary of the retrospective impact of our adoption of ASU No. 2016-15 and ASU No. 2016-18:

	Nine Months Ended June 30, 2018
(in thousands)	Historical Accounting Method	Effect of Adoption of ASU No. 2016-15	Effect of Adoption of ASU No. 2016-18	As Adjusted
Unaudited Condensed Consolidated Statements of Cash Flows
Change in prepaid expenses and other	$(11,798)	$—	$2,175	$(9,623)
Change in noncurrent assets	5,898	—	207	6,105
Change in accrued liabilities	30,043	10,625	—	40,668
Cash provided by operating activities	358,421	10,625	2,382	371,428

Payment of contingent consideration from acquisition of business	—	(10,625)	—	(10,625)
Cash used in financing activities	(231,186)	(10,625)	—	(241,811)

Self-Insurance
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $5 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general liability claims and claims that are incurred but not reported. Estimates are based on adjuster estimates, historical experience and statistical methods that we believe are reliable. We also engage actuaries to perform reviews of our domestic casualty losses as well as losses in our captive insurance company. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.
International Land Drilling Risks
International Land drilling operations may significantly contribute to our revenues and net operating income (loss). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our international land operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements, international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars. These controls have not been in place in Argentina since December of 2016.
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
For the three and nine months ended June 30, 2019, we experienced an aggregate foreign currency gain of $0.1 million and an aggregate foreign currency loss of $4.6 million, respectively. For the three and nine months ended June 30, 2018, we recorded aggregate foreign currency losses of $1.1 million and $2.5 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the nine months ended June 30, 2019, approximately 7.7 percent of our operating revenues were generated from international locations in our contract drilling business compared to 10.1 percent during the nine months ended June 30, 2018. During the nine months ended June 30, 2019, approximately 92.1 percent of operating revenues from international locations were from operations in South America compared to 95.4 percent during the nine months ended June 30, 2018. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
NOTE 3 DISCONTINUED OPERATIONS
Current and noncurrent liabilities of our discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations. The activity for the three and nine months ended June 30, 2019 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 6,566 Bolivars per United States dollar at June 30, 2019. The DICOM floating rate might not reflect the barter market exchange rates.
NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2019 and September 30, 2018 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2019	September 30, 2018
Contract drilling equipment	4 - 15 years	$8,486,332	$8,442,081
Real estate properties	10 - 45 years	71,114	68,888
Other	2 - 23 years	469,933	471,310
Construction in progress		158,936	163,968
		9,186,315	9,146,247
Accumulated depreciation		(4,602,642)	(4,288,865)
Property, plant and equipment, net		$4,583,673	$4,857,382

Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $141.9 million and $143.1 million for the three months ended June 30, 2019 and 2018, respectively, and $423.6 million and $430.0 million for the nine months ended June 30, 2019 and 2018, respectively. Included in depreciation expense is abandonments of $1.4 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively, and $6.8 million and $22.5 million for the nine months ended June 30, 2019 and 2018, respectively.
During the nine months ended June 30, 2019, we shortened the estimated useful life of certain components of rigs planned for conversion resulting in an increase in depreciation expense during the nine months ended June 30, 2019 of approximately $4.5 million. This will also increase the depreciation expense for the next three months by approximately $0.7 million and will decrease the depreciation expense for fiscal years 2020, 2021, 2022, 2023, and 2024 by $0.8 million, $0.8 million, $0.6 million, $0.3 million, and $0.3 million, respectively and thereafter by $0.5 million.
Gain on Sale of Assets
We had gains on sales of assets of $10.0 million and $4.3 million for the three months ended June 30, 2019 and 2018, respectively, and $27.1 million and $15.1 million for the nine months ended June 30, 2019 and 2018, respectively. These gains were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.

Impairments

During the third quarter of fiscal year 2019, the Company's management performed a detailed assessment, considering a number of approaches, to maximize the utilization and enhance the margins of the domestic and international FlexRig4 asset groups. In June 2019, this assessment concluded that marketing a smaller fleet of these two asset groups would provide the best economic outcome. As such, the decision was made to downsize the number of domestic and international FlexRig4 drilling rigs, to be marketed to our customers, from 71 rigs to 20 domestic rigs and from 10 rigs to 8 international rigs, and utilize the major interchangeable components of the decommissioned drilling rigs within these asset groups as capital spares for all of our remaining rig fleet. This has reduced the aggregate net book values of the asset groups as of June 30, 2019 from $317.8 million to $107.5 million for domestic rigs and from $55.7 million to $47.8 million for international rigs. Following the downsizing process, we performed a detailed study to optimize the quantities of capital spares and drilling support equipment required to support the future operations of our rig fleet going forward. These decisions and analysis resulted in a write down of excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, to their estimated proceeds to ultimately be received on sale or disposal based on our historical experience with sales and disposals of similar assets, resulting in an impairment of $224.3 million, which was recorded in our Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2019. Of the $224.3 million total impairment charge recorded, $216.9 million and $7.4 million was recorded in our U.S. Land and International Land segment, respectively, during the three months ended June 30, 2019. The significant assumptions in the valuation are classified as Level 2 inputs by ASC Topic 820, Fair Value Measurement and Disclosures.

Due to the downsizing of our domestic and international FlexRig4 asset groups, at June 30, 2019, we performed impairment testing on these two asset groups. We concluded that the net book values of the asset groups are recoverable through estimated undiscounted cash flows with a surplus. The most significant assumptions used in our undiscounted cash flow model include: timing on awards of future drilling contracts, operating dayrates, operating costs, rig reactivation costs, drilling rig utilization, estimated remaining useful life, and net proceeds received upon future sale/disposition. The assumptions are consistent with the Company's internal forecasts for future years. These significant assumptions are classified as Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures, as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts. Although we believe the assumptions used in our analysis are reasonable and appropriate and the probability-weighted average of expected future undiscounted net cash flows exceed the net book value for each of the domestic and international FlexRig4 asset groups as of June 30, 2019, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
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
The following is a summary of changes in goodwill (in thousands):

Balance at September 30, 2018	$64,777
Additions (Note 1)	3,125
Balance at June 30, 2019	$67,902

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  Intangible assets arising from business acquisitions consisted of the following:

		June 30, 2019			September 30, 2018
(in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$70,200	$9,089	$61,111	$70,000	$5,589	$64,411
Trade name	20 years	5,700	451	5,249	5,700	237	5,463
Customer relationships	5 years	4,000	1,267	2,733	4,000	667	3,333
		$79,900	$10,807	$69,093	$79,700	$6,493	$73,207

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.4 million for each of the three months ended June 30, 2019 and 2018 and $4.2 million and $3.9 million for the nine months ended June 30, 2019 and 2018, respectively. Estimated intangible amortization is estimated to be approximately $5.8 million for each of the next three succeeding fiscal years and approximately $5.1 million for fiscal year 2023.
NOTE 6 DEBT
At June 30, 2019 and September 30, 2018, we had the following unsecured long-term debt outstanding:

	June 30, 2019			September 30, 2018
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$500,000	$(8,349)	$491,651	$500,000	$(6,032)	$493,968
	500,000	(8,349)	491,651	500,000	(6,032)	493,968
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$500,000	$(8,349)	$491,651	$500,000	$(6,032)	$493,968

Senior Notes
HPIDC 2025 Notes
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
Private Exchange Offer and Consent Solicitation
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
Registered Exchange Offer
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

Credit Facilities
On November 13, 2018, we entered into an unsecured revolving credit facility (the “2018 Credit Facility”), which will mature on November 13, 2023. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The 2018 Credit Facility is currently guaranteed by HPIDC, which guarantee is subject to release following or simultaneously with the repayment or exchange of the HPIDC 2025 Notes and HPIDC’s release as a guarantor under the Company 2025 Notes. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company or, in the event the Company has no such rating, the debt rating for senior unsecured debt of HPIDC, both as determined by Moody’s and Standard & Poor’s (“S&P”). The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of HPIDC on June 30, 2019, the spread over LIBOR would have been 1.125 percent had borrowings been outstanding under the facility and commitment fees are 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2019, there were no borrowings, but there was one letter of credit outstanding in the amount of $10.0 million, leaving $740.0 million available to borrow under the 2018 Credit Facility.
In connection with entering into the 2018 Credit Facility, we terminated our $300 million unsecured credit facility under the credit agreement dated as of July 13, 2016 by and among HPIDC, as borrower, the Company, as guarantor, Wells Fargo, National Association, as administrative agent, and the lenders party thereto.
At June 30, 2019, we had two outstanding letters of credit with banks under bilateral line of credit agreements, in the amounts of $25.5 million and $2.1 million, respectively.
At June 30, 2019, we also had a $12.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of bid and performance bonds, as needed, for international operations. Nothing was outstanding under the $12.0 million facility as of June 30, 2019.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2019, we were in compliance with all debt covenants.
NOTE 7 INCOME TAXES
Our income tax benefit from continuing operations for the nine months ended June 30, 2019 and 2018 was $(5.6) million and $(494.0) million, respectively, resulting in effective tax rates of 7.0 percent and 15,472.2 percent, respectively. Our income tax provision (benefit) from continuing operations for the three months ended June 30, 2019 and 2018 was $(32.0) million and $10.5 million, respectively, resulting in effective tax rates of 17.2 percent and 446.2 percent, respectively. Effective tax rate differences from the U.S. federal statutory rate for the three and nine months ended June 30, 2019 and 2018 are primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments.  The total benefit recorded for discrete adjustments for the nine months ended June 30, 2019 was $8.2 million. The discrete adjustments primarily relate to a decrease in our deferred state income tax rate, return to provision adjustments, and the recording of a tax benefit related to the reversal of an uncertain tax liability. The total benefit recorded for discrete adjustments for the nine months ended June 30, 2018 was $492.2 million. The 2018 discrete adjustments primarily relate to a reduction of the statutory federal income tax rate as part of the Tax Reform Act, an increase to our deferred state income tax rate, and return to provision adjustments.
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

NOTE 8 SHAREHOLDERS’ EQUITY
Our Board of Directors (the "Board") has authorized the Company to repurchase up to four million common shares per calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the nine months ended June 30, 2019 and 2018.
Components of accumulated other comprehensive loss were as follows:

(in thousands)	June 30, 2019	September 30, 2018
Pre-tax amounts:
Unrealized appreciation on securities (1)	$—	$44,023
Unrealized actuarial loss	(20,818)	(21,693)
	$(20,818)	$22,330
After-tax amounts:
Unrealized appreciation on securities (1)	$—	$29,071
Unrealized actuarial loss	(16,085)	(12,521)
	$(16,085)	$16,550

(1)
As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2016-01 on October 1, 2018. The standard requires that changes in the fair value of our equity investments must be recognized in net income.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three and nine months ended June 30, 2019:

Three Months Ended June 30, 2019
(in thousands)	Defined Benefit Pension Plan
Balance at March 31, 2019	$(12,072)
Adoption of ASU No. 2018-02 (1)	(4,239)
(16,311)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	226
Net current-period other comprehensive loss	226
Balance at June 30, 2019	$(16,085)

(1)
As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2018-02 as of June 30, 2019. The standard permits the reclassification of certain income tax effects of the Tax Reform Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings.

	Nine Months Ended June 30, 2019
(in thousands)	Unrealized Appreciation on Equity Securities	Defined Benefit Pension Plan	Total
Balance at September 30, 2018	$29,071	$(12,521)	$16,550
Adoption of ASU No. 2016-01 (1)	(29,071)	—	(29,071)
Adoption of ASU No. 2018-02 (2)	—	(4,239)	(4,239)
	—	(16,760)	(16,760)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	—	675	675
Net current-period other comprehensive loss	—	675	675
Balance at June 30, 2019	$—	$(16,085)	$(16,085)

(1)
As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2016-01 on October 1, 2018. The transition provisions enforced upon adoption require any unrealized gains or losses as of October 1, 2018 to be recognized in the beginning balance of equity.

(2)
As disclosed in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties, we adopted ASU No. 2018-02 as of June 30, 2019. The standard permits the reclassification of certain income tax effects of the Tax Reform Act from Accumulated Other Comprehensive Income (Loss) to Retained Earnings.

The following provides detail about accumulated other comprehensive loss components, which were reclassified to the Unaudited Condensed Consolidated Statements of Operations:

	Reclassified from Accumulated Other Comprehensive Income (Loss)		Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Amortization of net actuarial loss on defined benefit pension plan	$(291)	$(461)	$(874)	$(1,382)	Other income (expense)
	65	124	199	397	Income tax provision
Total reclassifications for the period	$(226)	$(337)	$(675)	$(985)	Net of tax

A cash dividend of $0.71 per share was declared on March 6, 2019 for shareholders of record on May 13, 2019, and was paid on June 3, 2019. An additional cash dividend of $0.71 per share was declared on June 5, 2019 for shareholders of record on August 12, 2019, payable on September 3, 2019. The dividend payable is included in accounts payable in the Unaudited Condensed Consolidated Balance Sheets.
NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Impact of Adoption
Effective October 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and ASC 340-40, “Contracts with Customers.” ASC 606 introduced a five‑step approach to revenue recognition and ASC 340-40 introduced detailed rules for contract revenue related costs. Details of the new requirements as well as the impact on our Unaudited Condensed Consolidated Financial Statements are described below.
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
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met.  During the three months ended June 30, 2019 and 2018, early termination revenue was approximately $0.8 million and $6.0 million, respectively. During the nine months ended June 30, 2019 and 2018, early termination revenue was approximately $9.1 million and $14.3 million, respectively.
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
Contract Costs
Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of June 30, 2019, we had capitalized fulfillment costs of $15.9 million.
If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of June 30, 2019 was approximately $1.6 billion, of which approximately $0.5 billion is expected to be recognized during the remainder of fiscal year 2019, approximately $0.9 billion during fiscal year 2020, and approximately $0.2 billion in fiscal year 2021 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. We do not have material long-term contracts related to our H&P Technologies segment.
Contract Assets and Liabilities
Amounts owed from our customers under our revenue contracts are typically billed on a monthly basis as the service is being provided and are due within 1-30 days of billing. Such amounts are classified as accounts receivable on our Unaudited Condensed Consolidated Balance Sheets. Under certain of our contracts, we recognize revenues in excess of billings, referred to as contract assets, within prepaid expenses and other current assets within our Unaudited Condensed Consolidated Balance Sheets.
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

The following table summarizes the balances of our contract assets and liabilities at the dates indicated:

(in thousands)	June 30, 2019	October 1, 2018
Contract assets	$1,551	$2,600

(in thousands)	June 30, 2019
Contract liabilities balance at October 1, 2018	$30,032
Payment received/accrued and deferred	21,656
Revenue recognized during the period	(30,903)
Contract liabilities balance at June 30, 2019	$20,785

NOTE 10 STOCK-BASED COMPENSATION
On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and performance share units to selected employees and to non-employee directors. Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan remain subject to the terms and conditions of those plans. During the nine months ended June 30, 2019, there were no non-qualified granted stock options, as we have, prospectively and for fiscal year 2019, replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. We have also eliminated stock options as an element of our director compensation program. The Board has determined to award stock-based compensation to directors solely in the form of restricted stock. During the nine months ended June 30, 2019, 474,775 shares of restricted stock awards and 145,153 performance share units were granted under the 2016 Plan.
A summary of compensation cost for stock-based payment arrangements recognized in selling, general and administrative expense is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation expense
Stock options	$719	$1,815	$3,073	$5,887
Restricted stock	6,771	6,111	19,374	17,585
Performance share units	1,388	—	3,020	—
	$8,878	$7,926	$25,467	$23,472

Stock Options
A summary of stock option activity under all existing long-term incentive plans for the three and nine months ended June 30, 2019 is presented in the following tables:

	Three Months Ended June 30, 2019
(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2019	3,292	$60.77
Exercised	(15)	42.67
Forfeited/Expired	(14)	62.24
Outstanding at June 30, 2019	3,263	$60.85	5.42	$3,158
Vested and expected to vest at June 30, 2019	3,263	$60.85	5.42	$3,158
Exercisable at June 30, 2019	2,505	$60.37	4.69	$3,158

	Nine Months Ended June 30, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2018	3,499	$58.62
Exercised	(213)	24.21
Forfeited	(23)	60.77
Outstanding at June 30, 2019	3,263	$60.85

 The total intrinsic value of options exercised during the three and nine months ended June 30, 2019 was $0.3 million and $7.9 million, respectively.
As of June 30, 2019, the unrecognized compensation cost related to stock options was $3.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock
Restricted stock awards consist of our common stock and are time-vested over four years. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of June 30, 2019, there was $41.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.
A summary of the status of our restricted stock awards as of June 30, 2019 and changes in restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended June 30, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at October 1, 2018	1,001	$63.74
Granted	475	58.45
Vested (1)	(369)	64.32
Forfeited	(17)	61.01
Outstanding at June 30, 2019	1,090	$61.28

(1)	The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
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
The grant date fair value of performance share units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return, dividend yields and cross-correlations between our and our self-determined Peer Group companies. As of June 30, 2019, there was $6.1 million of unrecognized compensation cost related to unvested performance share unit awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the status of our performance share units as of June 30, 2019 and changes in performance share units outstanding during the nine months then ended is presented below:

	Nine Months Ended June 30, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at October 1, 2018	—	$—
Granted	145	62.66
Outstanding at June 30, 2019	145	$62.66

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
Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, nonvested restricted stock and performance share units.
Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants that receive dividends, which are considered participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations	$(154,621)	$(8,174)	$(74,400)	$490,835
Income (loss) from discontinued operations	(62)	166	(433)	(10,616)
Net income (loss)	(154,683)	(8,008)	(74,833)	480,219
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(772)	(717)	(2,332)	(4,241)

Numerator for basic earnings (loss) per share:
From continuing operations	(155,393)	(8,891)	(76,732)	486,594
From discontinued operations	(62)	166	(433)	(10,616)
	(155,455)	(8,725)	(77,165)	475,978
Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	10

Numerator for diluted earnings (loss) per share:
From continuing operations	(155,393)	(8,891)	(76,732)	486,604
From discontinued operations	(62)	166	(433)	(10,616)
	$(155,455)	$(8,725)	$(77,165)	$475,988
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	109,425	108,905	109,324	108,818
Effect of dilutive shares from stock options, restricted stock and performance share units	—	—	—	520
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	109,425	108,905	109,324	109,338

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.42)	$(0.08)	$(0.71)	$4.47
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	$(1.42)	$(0.08)	$(0.71)	$4.37

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.42)	$(0.08)	$(0.71)	$4.45
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	$(1.42)	$(0.08)	$(0.71)	$4.35

We had a net loss for the three and nine months ended June 30, 2019 and the three months ended June 30, 2018.  Accordingly, our diluted earnings per share calculation for these periods were equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards.  These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Shares excluded from calculation of diluted earnings (loss) per share	2,753	929	2,768	1,585
Weighted-average price per share	$64.22	$75.56	$64.21	$68.51

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

The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value, which totaled $15.8 million at June 30, 2019 and $16.2 million at September 30, 2018. The assets are comprised of mutual funds that are measured using Level 1 inputs.
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
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at June 30, 2019 and September 30, 2018.
The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019:

(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$6,728	$—	$6,728	$—
Corporate and municipal debt securities	12,180	—	12,180	—
U.S. government and federal agency securities	26,840	26,840	—	—
Total short-term investments	45,748	26,840	18,908	—
Cash and cash equivalents	334,775	334,775	—	—
Investments	32,517	32,226	291	—
Other current assets	30,543	30,543	—	—
Other assets	3,788	3,788	—	—
Total assets measured at fair value	$447,371	$428,172	$19,199	$—

Liabilities:
Contingent earnout liability	$9,555	$—	$—	$9,555

At June 30, 2019, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available.
At June 30, 2019, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.
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

The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net liabilities at beginning of period	$9,015	$15,702	$11,160	$14,879
Additions	—	—	673	—
Total gains or losses:
Included in earnings	540	(175)	(2,278)	5,148
Settlements (1)	—	(6,125)	—	(10,625)
Net liabilities at end of period	$9,555	$9,402	$9,555	$9,402

(1)	Settlements represent earnout payments that have been paid or earned during the period.

The following table provides quantitative information about our Level 3 unobservable inputs at June 30, 2019:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Percentage
Contingent Consideration	$9,555	Monte Carlo simulation	Discount rate	11.0%
			Revenue volatility	13.0%
			Risk free rate	2.0%
The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2019 and September 30, 2018:

(in millions)	June 30, 2019	September 30, 2018
Carrying value of long-term fixed-rate debt	$491.7	$494.0
Fair value of long-term fixed-rate debt	$530.0	$509.3

The fair value for the $500 million fixed-rate debt was based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.
We adopted ASU No. 2016-01 on October 1, 2018, and as a result, we recognize our marketable equity securities that have readily determinable fair values at fair value, with changes in such values reflected in net income. Previously, we recognized changes in fair value of equity securities in other comprehensive income in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). There is no longer a requirement to consider whether the decline in fair value is other-than-temporary. When equity securities are sold, the cost of securities used in determining realized gains and losses is based on the average cost basis of the security sold.
The estimated fair value of our equity securities, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs. As of June 30, 2019, we recorded a loss of $50.3 million, which resulted from the decrease in the fair value of our investments from September 30, 2018.
The following is a summary of our securities, which excludes assets held in a Non-Qualified Supplemental Savings Plan:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity Securities:
June 30, 2019	$38,473	$14,865	$(21,112)	$32,226
September 30, 2018	$38,473	$44,023	$—	$82,496

NOTE 13 EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost
The following provides information at June 30, 2019 related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$1,097	$1,013	$3,291	$3,041
Expected return on plan assets	(1,386)	(1,386)	(4,158)	(4,158)
Recognized net actuarial loss	291	461	874	1,382
Settlement	1,548	—	1,548	—
Net pension expense	$1,550	$88	$1,555	$265

According to ASC 960, Plan Accounting-Defined Benefit Pension Plans, if the lump sum distributions made during a plan year exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the three and nine months ended June 30, 2019. Accordingly, we recognized settlement expense of $1.5 million for the three and nine months ended June 30, 2019, in other expense within our Condensed Consolidated Statements of Operations.
Employer Contributions
We did not contribute to the Pension Plan during the nine months ended June 30, 2019. We could make contributions for the remainder of fiscal year 2019 to fund distributions in lieu of liquidating assets.
NOTE 14 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2019, we had purchase commitments for equipment, parts and supplies of approximately $21.8 million.
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
In January 2018, an employee of HPIDC suffered personal injury and subsequently, brought a lawsuit against the operator and H&P.  Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC indemnified the operator in the lawsuit, subject to certain limitations.  H&P has settled this matter on behalf of itself and the operator with $21.0 million of the settlement amount to be paid by the Company.  The settlement was paid out during the nine months ended June 30, 2019. While we believe we had meritorious defenses to the matter, we determined that settlement was a reasonable alternative to the uncertainty and expense associated with a jury trial.
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
Segment Performance
We evaluate segment performance based on income or loss from continuing operations (segment operating income) before income taxes which includes:

•	Revenues from external and internal customers

•	Direct operating costs

•	Depreciation and

•	Allocated general and administrative costs

•	Asset impairment charges
but excludes corporate costs for other depreciation, income from asset sales and other corporate income and expense.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.

Summarized financial information of our reportable segments for the three months ended June 30, 2019 and 2018 is shown in the following tables:

	Three Months Ended June 30, 2019
(in thousands)	U.S. Land (1)	Offshore	International Land	H&P Technologies	Other	Eliminations	Total
External Sales	$593,297	$37,674	$46,283	$7,534	$3,186	$—	$687,974
Intersegment	—	—	—	1,842	8	$(1,850)	—
Total Sales	593,297	37,674	46,283	9,376	3,194	(1,850)	687,974

Segment Operating Income (Loss)	(138,205)	5,078	(5,023)	(8,810)	(731)	—	(147,691)

	Three Months Ended June 30, 2018
(in thousands)	U.S. Land	Offshore	International Land	H&P Technologies (2)	Other (2)	Eliminations	Total
External Sales	$536,582	$37,669	$63,297	$7,693	$3,631	$—	$648,872
Intersegment	599	—	—	—	303	(902)	—
Total Sales	537,181	37,669	63,297	7,693	3,934	(902)	648,872

Segment Operating Income (Loss)	34,339	3,780	4,332	(9,052)	1,826	—	35,225

(1)	Includes $9.1 million of technology related sales, of which $1.8 million is fulfilled by the H&P Technologies business segment.

(2)	Prior period information has been recast to reflect the change in operating segments.
Summarized financial information of our reportable segments for the nine months ended June 30, 2019 and 2018 is shown in the following tables:

	Nine Months Ended June 30, 2019
(in thousands)	U.S. Land (1)	Offshore	International Land	H&P Technologies	Other	Eliminations	Total
External Sales	$1,842,054	$109,167	$163,378	$25,199	$9,642	$—	$2,149,440
Intersegment	—	—	—	4,154	23	(4,177)	—
Total Sales	1,842,054	109,167	163,378	29,353	9,665	(4,177)	2,149,440

Segment Operating Income (Loss)	47,602	16,778	9,575	(27,088)	1,988	—	48,855

	Nine Months Ended June 30, 2018
(in thousands)	U.S. Land	Offshore	International Land	H&P Technologies (2)	Other (2)	Eliminations	Total
External Sales	$1,480,951	$104,018	$178,970	$16,842	$9,662	$—	$1,790,443
Intersegment	634	—	—	—	775	(1,409)	—
Total Sales	1,481,585	104,018	178,970	16,842	10,437	(1,409)	1,790,443

Segment Operating Income (Loss)	86,159	17,954	7,171	(26,400)	4,842	—	89,726

(1)	Includes $20.9 million of technology related sales, of which $4.2 million is fulfilled by the H&P Technologies business segment.

(2)	Prior period information has been recast to reflect the change in operating segments.

The following table reconciles segment operating income (loss) per the tables above to income from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
		As adjusted		As adjusted
Segment operating income (loss)	$(147,691)	$35,225	$48,855	$89,726
Gain on sale of assets	9,960	4,313	27,050	15,133
Corporate selling, general and administrative costs and corporate depreciation	(30,143)	(33,232)	(94,344)	(96,108)
Operating income (loss) from continuing operations	(167,874)	6,306	(18,439)	8,751
Other income (expense)
Interest and dividend income	2,349	2,109	6,861	5,680
Interest expense	(6,257)	(5,993)	(17,145)	(17,794)
Loss on investment securities	(13,271)	—	(50,228)	—
Other	(1,599)	(61)	(1,051)	170
Total unallocated amounts	(18,778)	(3,945)	(61,563)	(11,944)
Income (loss) from continuing operations before income taxes	$(186,652)	$2,361	$(80,002)	$(3,193)

The following table presents total assets by reportable segment:

(in thousands)	June 30, 2019	September 30, 2018
Total assets
U.S. Land	$4,742,605	$5,012,378
Offshore	100,490	105,439
International Land	318,195	362,033
H&P Technologies	149,712	146,957
Other	31,232	29,525
	5,342,234	5,656,332
Investments and corporate operations	555,145	558,535
Total assets from continuing operations	5,897,379	6,214,867
Discontinued operations	—	—
	$5,897,379	$6,214,867

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operating revenues
United States	641,270	585,126	1,984,695	1,610,319
Argentina	40,977	50,272	123,666	148,901
Colombia	3,451	10,639	28,075	22,872
Other Foreign	$2,276	$2,835	$13,004	$8,351
Total	$687,974	$648,872	$2,149,440	$1,790,443

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

	June 30, 2019
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$94,354	$224,838	$15,583	$—	$334,775
Short-term investments	—	44,071	1,677	—	45,748
Accounts receivable, net	(291)	462,885	46,582	(993)	508,183
Inventories of materials and supplies, net	—	118,530	31,596	—	150,126
Prepaid expenses and other	14,414	19,160	43,684	148	77,406
Total current assets	108,477	869,484	139,122	(845)	1,116,238

Investments	15,774	32,226	291	—	48,291
Property, plant and equipment, net	45,450	4,270,440	267,783	—	4,583,673
Intercompany receivables	299,182	1,959,592	522,577	(2,781,351)	—
Goodwill	—	—	67,902	—	67,902
Intangible assets, net	—	—	69,093	—	69,093
Other assets	318	6,471	5,393	—	12,182
Investment in subsidiaries	5,926,270	277,550	—	(6,203,820)	—
Total assets	$6,395,471	$7,415,763	$1,072,161	$(8,986,016)	$5,897,379

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$84,703	$45,946	$3,789	$(361)	$134,077
Accrued liabilities	25,190	205,630	26,113	(484)	256,449
Total current liabilities	109,893	251,576	29,902	(845)	390,526

Noncurrent liabilities:
Long-term debt, net	482,962	8,689	—	—	491,651
Deferred income taxes	(4,273)	783,109	48,191	—	827,027
Intercompany payables	1,690,102	259,027	832,122	(2,781,251)	—
Other	21,733	47,537	9,220	—	78,490
Noncurrent liabilities - discontinued operations	—	—	14,631	—	14,631
Total noncurrent liabilities	2,190,524	1,098,362	904,164	(2,781,251)	1,411,799

Shareholders’ equity:
Common stock	11,208	100	—	(100)	11,208
Additional paid-in capital	501,585	52,437	1,040	(53,477)	501,585
Retained earnings	3,750,785	6,025,212	137,055	(6,162,267)	3,750,785
Accumulated other comprehensive income (loss)	(16,085)	(11,924)	—	11,924	(16,085)
Treasury stock, at cost	(152,439)	—	—	—	(152,439)
Total shareholders’ equity	4,095,054	6,065,825	138,095	(6,203,920)	4,095,054
Total liabilities and shareholders’ equity	$6,395,471	$7,415,763	$1,072,161	$(8,986,016)	$5,897,379

	September 30, 2018
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$273,214	$11,141	$—	$284,355
Short-term investments	—	41,461	—	—	41,461
Accounts receivable, net	(29)	499,644	65,859	(272)	565,202
Inventories of materials and supplies, net	—	127,154	30,980	—	158,134
Prepaid expenses and other	20,783	10,649	35,539	(573)	66,398
Total current assets	20,754	952,122	143,519	(845)	1,115,550

Investments	16,200	82,496	—	—	98,696
Property, plant and equipment, net	46,859	4,515,077	295,446	—	4,857,382
Intercompany receivables	161,532	2,024,652	294,206	(2,480,390)	—
Goodwill	—	—	64,777	—	64,777
Intangible assets, net	—	—	73,207	—	73,207
Other assets	268	907	4,080	—	5,255
Investment in subsidiaries	5,981,197	172,513	—	(6,153,710)	—
Total assets	$6,226,810	$7,747,767	$875,235	$(8,634,945)	$6,214,867

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,819	$43,626	$5,483	$(264)	$132,664
Accrued liabilities	43,449	164,542	37,093	(580)	244,504
Total current liabilities	127,268	208,168	42,576	(844)	377,168

Noncurrent liabilities:
Long-term debt, net	—	493,968	—	—	493,968
Deferred income taxes	(7,112)	834,714	25,534	—	853,136
Intercompany payables	1,701,694	178,759	599,837	(2,480,290)	—
Other	22,225	48,836	22,545	—	93,606
Noncurrent liabilities - discontinued operations	—	—	14,254	—	14,254
Total noncurrent liabilities	1,716,807	1,556,277	662,170	(2,480,290)	1,454,964

Shareholders’ equity:
Common stock	11,201	100	—	(100)	11,201
Additional paid-in capital	500,393	52,437	1,040	(53,477)	500,393
Retained earnings	4,027,779	5,910,955	169,449	(6,080,404)	4,027,779
Accumulated other comprehensive income	16,550	19,830	—	(19,830)	16,550
Treasury stock, at cost	(173,188)	—	—	—	(173,188)
Total shareholders’ equity	4,382,735	5,983,322	170,489	(6,153,811)	4,382,735
Total liabilities and shareholders’ equity	$6,226,810	$7,747,767	$875,235	$(8,634,945)	$6,214,867

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2019
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenue	$—	$633,284	$58,870	$(4,180)	$687,974
Operating costs and other	2,942	780,880	76,383	(4,357)	855,848
Operating loss from continuing operations	(2,942)	(147,596)	(17,513)	177	(167,874)

Other income (expense), net	(35)	(12,639)	330	(177)	(12,521)
Interest expense	(6,083)	(132)	(42)	—	(6,257)
Equity in net loss of subsidiaries	(145,440)	(3,417)	—	148,857	—
Loss from continuing operations before income taxes	(154,500)	(163,784)	(17,225)	148,857	(186,652)

Income tax (benefit) provision	183	(43,271)	11,057	—	(32,031)
Loss from continuing operations	(154,683)	(120,513)	(28,282)	148,857	(154,621)

Income from discontinued operations before income taxes	—	—	7,244	—	7,244
Income tax provision	—	—	7,306	—	7,306
Loss from discontinued operations	—	—	(62)	—	(62)
Net loss	$(154,683)	$(120,513)	$(28,344)	$148,857	$(154,683)

	Three Months Ended June 30, 2018 as adjusted (Note 2)
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenue	$—	$574,252	$74,647	$(27)	$648,872
Operating costs and other	4,151	557,994	80,639	(218)	642,566
Operating income (loss) from continuing operations	(4,151)	16,258	(5,992)	191	6,306

Other income (expense), net	107	1,854	278	(191)	2,048
Interest expense	(108)	(5,117)	(768)	—	(5,993)
Equity in net loss of subsidiaries	(4,883)	(2,093)	—	6,976	—
Income (loss) from continuing operations before income taxes	(9,035)	10,902	(6,482)	6,976	2,361

Income tax provision (benefit)	(1,027)	17,384	(5,822)	—	10,535
Loss from continuing operations	(8,008)	(6,482)	(660)	6,976	(8,174)

Income from discontinued operations before income taxes	—	—	8,383	—	8,383
Income tax provision	—	—	8,217	—	8,217
Income from discontinued operations	—	—	166	—	166
Net loss	$(8,008)	$(6,482)	$(494)	$6,976	$(8,008)

	Nine Months Ended June 30, 2019
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenue	$—	$1,951,221	$202,447	$(4,228)	$2,149,440
Operating costs and other	8,526	1,937,425	226,824	(4,896)	2,167,879
Operating income (loss) from continuing operations	(8,526)	13,796	(24,377)	668	(18,439)

Other income (expense), net	(77)	(45,275)	1,602	(668)	(44,418)
Interest income (expense)	(13,202)	(4,844)	901	—	(17,145)
Equity in net income (loss) of subsidiaries	(55,331)	6,254	—	49,077	—
Loss from continuing operations before income taxes	(77,136)	(30,069)	(21,874)	49,077	(80,002)

Income tax (benefit) provision	(2,303)	(11,884)	8,585	—	(5,602)
Loss from continuing operations	(74,833)	(18,185)	(30,459)	49,077	(74,400)

Income from discontinued operations before income taxes	—	—	22,798	—	22,798
Income tax provision	—	—	23,231	—	23,231
Loss from discontinued operations	—	—	(433)	—	(433)
Net loss	$(74,833)	$(18,185)	$(30,892)	$49,077	$(74,833)

	Nine Months Ended June 30, 2018 as adjusted (Note 2)
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Operating revenue	$—	$1,584,970	$205,537	$(64)	$1,790,443
Operating costs and other	12,360	1,542,815	227,186	(669)	1,781,692
Operating income (loss) from continuing operations	(12,360)	42,155	(21,649)	605	8,751

Other income, net	210	5,226	1,019	(605)	5,850
Interest expense	(274)	(15,368)	(2,152)	—	(17,794)
Equity in net income of subsidiaries	494,574	3,191	—	(497,765)	—
Income (loss) from continuing operations before income taxes	482,150	35,204	(22,782)	(497,765)	(3,193)

Income tax (benefit) provision	1,931	(459,571)	(36,388)	—	(494,028)
Income from continuing operations	480,219	494,775	13,606	(497,765)	490,835

Income from discontinued operations before income taxes	—	—	9,127	—	9,127
Income tax provision	—	—	19,743	—	19,743
Loss from discontinued operations	—	—	(10,616)	—	(10,616)
Net income	$480,219	$494,775	$2,990	$(497,765)	$480,219

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30, 2019
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(154,683)	$(120,513)	$(28,344)	$148,857	$(154,683)
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net	78	148	—	—	226
Other comprehensive income	78	148	—	—	226
Comprehensive loss	$(154,605)	$(120,365)	$(28,344)	$148,857	$(154,457)

	Three Months Ended June 30, 2018
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(8,008)	$(6,482)	$(494)	$6,976	$(8,008)
Other comprehensive income, net of income taxes:
Unrealized depreciation on securities, net	—	13,826	—	—	13,826
Minimum pension liability adjustments, net	101	236	—	—	337
Other comprehensive income	$101	$14,062	$—	$—	$14,163
Comprehensive income (loss)	$(7,907)	$7,580	$(494)	$6,976	$6,155

	Nine Months Ended June 30, 2019
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(74,833)	$(18,185)	$(30,892)	$49,077	$(74,833)
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net	233	442	—	—	675
Other comprehensive income	233	442	—	—	675
Comprehensive loss	$(74,600)	$(17,743)	$(30,892)	$49,077	$(74,158)

	Nine Months Ended June 30, 2018
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income	$480,219	$494,775	$2,990	$(497,765)	$480,219
Other comprehensive income, net of income taxes:
Unrealized appreciation on securities, net	—	5,657	—	—	5,657
Minimum pension liability adjustments, net	295	690	—	—	985
Other comprehensive income	295	6,347	—	—	6,642
Comprehensive income	$480,514	$501,122	$2,990	$(497,765)	$486,861

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30, 2019
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$(15,599)	$657,016	$17,954	$—	$659,371

Cash flows from investing activities:
Capital expenditures	(7,355)	(389,615)	(6,600)	—	(403,570)
Purchase of short-term investments	—	(70,175)	(1,677)	—	(71,852)
Payment for acquisition of business, net of cash acquired	(2,781)	—	—	—	(2,781)
Proceeds from sale of short-term investments	—	68,015	—	—	68,015
Intercompany transfers	7,355	(7,355)	—	—	—
Proceeds from asset sales	6	32,585	3,636	—	36,227
Net cash used in investing activities	(2,775)	(366,545)	(4,641)	—	(373,961)

Cash flows from financing activities:
Intercompany transfers	235,058	(235,058)	—	—	—
Dividends paid	(235,058)	—	—	—	(235,058)
Debt issuance costs paid	(3,912)	—	—	—	(3,912)
Payments for employee taxes on net settlement of equity awards	(6,420)	—	—	—	(6,420)
Proceeds from stock option exercises	2,901	—	—	—	2,901
Other intercompany transfers	111,339	(103,788)	(7,551)	—	—
Net cash provided by (used in) financing activities	103,908	(338,846)	(7,551)	—	(242,489)

Net increase (decrease) in cash and cash equivalents and restricted cash	85,534	(48,375)	5,762	—	42,921
Cash and cash equivalents and restricted cash, beginning of period	6,037	273,214	46,934	—	326,185
Cash and cash equivalents and restricted cash, end of period	$91,571	$224,839	$52,696	$—	$369,106

	Nine Months Ended June 30, 2018 as adjusted (Note 2)
(in thousands)	Helmerich & Payne, Inc. (Guarantor)	Helmerich & Payne International Drilling Co. (Issuer)	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by operating activities	$1,914	$350,557	$18,957	$—	$371,428

Cash flows from investing activities:
Capital expenditures	(8,725)	(306,278)	(7,655)	—	(322,658)
Purchase of short-term investments	—	(52,159)	—	—	(52,159)
Payment for acquisition of business, net cash acquired	(47,886)	—	—	—	(47,886)
Proceeds from sale of short-term investments	—	52,470	—	—	52,470
Intercompany transfers	56,611	(56,611)	—	—	—
Proceeds from asset sales	—	26,737	1,312	—	28,049
Net cash used in investing activities	—	(335,841)	(6,343)	—	(342,184)

Cash flows from financing activities:
Intercompany transfers	230,368	(230,368)	—	—	—
Dividends paid	(230,368)	—	—	—	(230,368)
Payments for employee taxes on net settlement of equity awards	(5,978)	—	—	—	(5,978)
Proceeds from stock option exercises	5,160	—	—	—	5,160
Payment of contingent consideration from acquisition of business	—	—	(10,625)	—	(10,625)
Net cash used in financing activities	(818)	(230,368)	(10,625)	—	(241,811)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,096	(215,652)	1,989	—	(212,567)
Cash and cash equivalents and restricted cash, beginning of period	9,385	507,504	43,620	—	560,509
Cash and cash equivalents and restricted cash, end of period	$10,481	$291,852	$45,609	$—	$347,942

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
Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) provides performance-driven drilling services and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2019, our drilling rig fleet included a total of 338 drilling rigs. Our contract drilling segments consist of the U.S. Land segment with 299 rigs, the Offshore segment with 8 offshore platform rigs and the International Land segment with 31 rigs as of June 30, 2019. At the close of the third quarter of fiscal year 2019, we had 236 contracted rigs, of which 155 were under a fixed term contract and 81 were working well-to-well, compared to 259 contracted rigs at September 30, 2018. As the U.S. land drilling industry recovered from an all-time low of approximately 380 active rigs in the summer of 2016 to over 925 rigs as of June 30, 2019, we led the way in reactivating rigs in the United States and gained significant market share in the process. We believe that our success during this time frame is validation of the capabilities of our land drilling fleet and our decisions during the downturn to prepare for an eventual improvement in the business, and our ability to deliver best-in-class field performance and customer satisfaction. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, financial strength, long term contract backlog and strong customer and employee base position us very well to take advantage of future opportunities.
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
With respect to U.S. Land Drilling, the resurgence of oil and natural gas production coming from the United States brought about by unconventional shale drilling for oil has significantly impacted the supply of oil and natural gas. The advent of unconventional drilling in the United States began in early 2009 and continues to evolve as E&Ps drill longer lateral wells with tighter well spacing. During this time, we designed, built and delivered new technology AC drive rigs (FlexRigs) to the market at a fast pace, substantially growing our fleet. The pace of progress of unconventional drilling was interrupted by a decrease in crude oil prices in late 2014 from $106 per barrel in June 2014 to below $30 per barrel in early 2016.
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
Beginning in early 2018, we saw the demand for super-spec rigs increase, as crude oil ranged between $59 and $66 per barrel. During 2018, the demand for super-spec rigs continued to increase and we benefited by gaining market share as a result of having the largest super-spec fleet in the industry and having the largest number of rigs that could readily and economically be upgraded to the super-spec classification.
During the first quarter of fiscal year 2019, crude oil prices dropped to below levels where exploration and production companies set their calendar year 2018 capital budgets, which caused some of our customers to re-examine the levels of their exploration and production capital expenditures in calendar year 2019. Some of our customers made the determination to reduce planned spending, while others decided to maintain or increase the level of spending. For that reason, we moderated our super-spec upgrade cadence and reduced our initial capital expenditure plan for fiscal year 2019 from an initial range of $650 million to $680 million to a current range of $500 million to $530 million. Crude oil prices have remained volatile in fiscal year 2019, creating additional uncertainty with regards to customers' spending patterns. Based on the current market conditions, we expect the demand for rigs to remain relatively moderate for the remainder of fiscal year 2019. While we anticipate much of the demand reduction will center on non-AC rigs, the demand for super-spec rigs will likely also be impacted. Recently, we experienced a drop in customer demand, resulting in approximately 30 super-spec FlexRigs being stacked at June 30, 2019. Just as we are well positioned to respond to the anticipated future increased demand in super-spec rigs and the related upgrades, we are also equally positioned to pull back and react to weaker customer demand. Going forward, we expect our super-spec upgrade cadence will be more moderate than in recent years as we have a ready supply of super-spec FlexRigs to meet the anticipated future customer demand. If demand exceeds our currently available super-spec FlexRigs, then we would respond accordingly and increase our upgrade cadence. Considering the evolution of unconventional shale drilling and based upon current market conditions and the impact they have had on the Company's fleet, we underwent a review of the composition and suitability of our idle rig fleet during the three months ended June 30, 2019 (see "—Recent Developments" for further information).
During the first nine months of fiscal year 2019, we converted five FlexRig4’s to super-spec capacity and upgraded 20 of our FlexRig3 rigs to super-spec. As of June 30, 2019, we held over 40 percent of the super-spec market share in U.S. land drilling. Our financial strength positions us to upgrade rigs to super-spec to meet market demand and we have a supply of economically viable super-spec upgradable rigs.
In our International Land Drilling segment, despite the recent volatility in crude oil prices, we believe that our market leading position in the Neuquén basin of Argentina provides opportunities for us to deploy additional AC rigs from the United States. As such, we sent the first super-spec FlexRig to Argentina and expect that it will commence work during the fourth fiscal quarter of 2019. Additionally, we have recently signed a letter of intent for a second super-spec FlexRig to be deployed from the United States into Argentina. We expect that rig to commence operations in fiscal 2020. We believe that our international land operations are a potential area of growth over the next several years, including for idle U.S. AC rigs, but acknowledge that such growth may be more sporadic than what we have experienced in the U.S. market.
In the first nine months of fiscal year 2019, our Offshore Drilling operations have reported relatively stable utilization and cash flows. We expect the same for the remainder of fiscal year 2019.

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
As a result of the reorganization of our operations during the first quarter of fiscal year 2019, we identified a new reportable business segment, H&P Technologies. This business segment is used to drive development of advanced drilling technologies and directional drilling automation solutions, resulting in greater safety, reliability and well performance for our customers. A key benefit of our performance-driven drilling services is the reduced positional uncertainty in the directional drilling process and the fact that our technology can be used on any rig, regardless of the drilling or service provider, allowing our customers to benefit from these technologies on all rigs. The adoption of our FlexApps continues as customers see the value of these technologies as demonstrated by their requests to use them on non-H&P rigs. Our preparation to respond to this type of demand includes migrating our FlexApp offerings into our H&P Technologies business segment, beginning in fiscal Q4 2019, and developing rig-neutral solutions to operate the software on non-H&P rigs. The activity of our FlexApps is currently included in our U.S. Land business segment.
In November 2018, we announced our acquisition of Angus Jamieson Consulting (“AJC”), a software-based training and consultancy company based in Inverness, Scotland. AJC is recognized as an industry leader in wellbore positioning and provides software and in-depth training for clients. The skills and talents of AJC will accelerate capabilities to deliver future, value-driven automation in H&P Technologies.
The combination of Magnetic Variation Services, LLC’s (“MagVAR”) geomagnetic correction capability, MOTIVE Drilling Technologies, Inc.’s (“MOTIVE”) unique directional drilling technology and AJC’s software expertise creates H&P Technologies’ Value Driven Automation™ platform, offering a service to exploration and production companies for wellbore quality and placement.
During the third quarter of fiscal year 2019, the Company established an incubator program for new research and development projects, the results of which have been included in Other within our segment disclosures.

During the third quarter of fiscal year 2019, the Company's management performed a detailed assessment, considering a number of approaches, to maximize the utilization and enhance the margins of the domestic and international FlexRig4 asset groups. In June 2019, this assessment concluded that marketing a smaller fleet of these two asset groups would provide the best economic outcome. As such, the decision was made to downsize the number of domestic and international FlexRig4 drilling rigs, to be marketed to our customers, from 71 rigs to 20 domestic rigs and from 10 rigs to 8 international rigs, and utilize the major interchangeable components of the decommissioned drilling rigs within these asset groups as capital spares for all of our remaining rig fleet. This has reduced the aggregate net book values of the asset groups as of June 30, 2019 from $317.8 million to $107.5 million for domestic rigs and from $55.7 million to $47.8 million for international rigs. Following the downsizing process, we performed a detailed study to optimize the quantities of capital spares and drilling support equipment required to support the future operations of our rig fleet going forward. These decisions and analysis resulted in a write down of excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, to their estimated proceeds to ultimately be received on sale or disposal based on our historical experience with sales and disposals of similar assets, resulting in an impairment of $224.3 million, which was recorded in our Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2019. Of the $224.3 million total impairment charge recorded, $216.9 million and $7.4 million was recorded in our U.S. Land and International Land segment, respectively, during the three months ended June 30, 2019. The significant assumptions in the valuation are classified as Level 2 inputs by ASC Topic 820, Fair Value Measurement and Disclosures.

    Due to the downsizing of our domestic and international FlexRig4 asset groups, at June 30, 2019, we performed impairment testing on these two asset groups. We concluded that the net book values of the asset groups are recoverable through estimated undiscounted cash flows with a surplus. The most significant assumptions used in our undiscounted cash flow model include: timing on awards of future drilling contracts, operating dayrates, operating costs, rig reactivation costs, drilling rig utilization, estimated remaining useful life, and net proceeds received upon future sale/disposition. The assumptions are consistent with the Company's internal forecasts for future years. These significant assumptions are classified as Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures, as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts. Although we believe the assumptions used in our analysis are reasonable and appropriate and the probability-weighted average of expected future undiscounted net cash flows exceed the net book value for each of the domestic and international FlexRig4 asset groups as of June 30, 2019, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
Contract Backlog
As of June 30, 2019 and September 30, 2018, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.6 billion and $1.2 billion, respectively. The increase in backlog at June 30, 2019 from September 30, 2018 is primarily due to an increased number of incremental term contracts and term contract extensions with various customers in the U.S. Land segment during the first nine months of fiscal year 2019. Approximately 72.0 percent of the June 30, 2019 total backlog is reasonably expected to be fulfilled in fiscal year 2020 and thereafter. We do not have material long-term contracts related to our H&P Technologies segment.
The following table sets forth the total backlog by reportable segment as of June 30, 2019 and September 30, 2018, and the percentage of the June 30, 2019 backlog reasonably expected to be fulfilled in fiscal year 2020 and thereafter:

	Total Backlog Revenue		Percentage Reasonably Expected to be Filled in Fiscal Year 2020 and Thereafter
(in billions)	June 30, 2019	September 30, 2018
U.S. Land	$1.4	$1.0	71.7%
Offshore	—	—	—%
International Land	0.2	0.2	74.7%
	$1.6	$1.2
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
Results of Operations for the Three Months Ended June 30, 2019 and 2018
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $154.6 million ($1.42 loss per diluted share) from operating revenues of $688.0 million for the three months ended June 30, 2019 compared to a loss from continuing operations of $8.2 million ($0.08 loss per diluted share) from operating revenues of $648.9 million for the three months ended June 30, 2018. Included in the net loss for the three months ended June 30, 2019 is a $0.1 million loss from discontinued operations (no impact per diluted share). Including discontinued operations, we recorded a net loss of $154.7 million ($1.42 loss per diluted share) for the three months ended June 30, 2019 compared to a net loss of $8.0 million ($0.08 loss per diluted share) for the three months ended June 30, 2018.
Asset Impairment Charge During the three months ended June 30, 2019, and mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, and as a result, an impairment charge of $224.3 million was recorded in our Unaudited Condensed Consolidated Statement of Operations.
Research and Development For the three months ended June 30, 2019 and 2018, we incurred $7.1 million and $5.5 million, respectively, of research and development expenses. The increase in expense is primarily related to new initiatives that are conducted through H&P Technologies.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $46.6 million during the three months ended June 30, 2019 compared to $52.3 million in the three months ended June 30, 2018. The $5.7 million decrease in fiscal year 2019 compared to the same period in fiscal year 2018 is primarily due to lower variable compensation and professional services expenses.
Income Taxes We had an income tax benefit of $32.0 million for the three months ended June 30, 2019 (which includes discrete tax benefits of approximately $6.8 million primarily related to a decrease in our deferred state income tax rate) compared to an income tax provision of $10.5 million for the three months ended June 30, 2018.  Our statutory federal income tax rate for fiscal year 2019 is 21.0% (before incremental state and foreign taxes).

U.S. Land Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$591,455	$536,582	10.2%
Direct operating expenses	374,097	362,037	3.3
Research and development	165	—	—
Selling, general and administrative expense	11,450	14,788	(22.6)
Depreciation	127,040	125,418	1.3
Asset impairment charge	216,908	$—	—
Segment operating income (loss)	$(138,205)	$34,339	(502.5)
Operating Statistics (1):
Revenue days	19,846	19,917	(0.4)%
Average rig revenue per day	$26,155	$23,698	10.4
Average rig expense per day	$15,202	$14,934	1.8
Average rig margin per day	$10,953	$8,764	25.0
Rig utilization	62%	63%	(1.6)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $72.4 million and $64.6 million during the three months ended June 30, 2019 and 2018, respectively.

Operating Income (Loss) The U.S. Land segment had an operating loss of $138.2 million for the three months ended June 30, 2019 compared to operating income of $34.3 million in the same period of fiscal year 2018.  Excluding the impairment charge of $216.9 million, operating income during the three months ended June 30, 2019 was $78.7 million. Revenues were $591.5 million and $536.6 million in the three months ended June 30, 2019 and 2018, respectively.  Included in U.S. land revenues for the three months ended June 30, 2019 is early termination revenue of $0.7 million compared to $5.9 million during the same period of fiscal year 2018.
Revenue Excluding early termination per day revenue of $33 and $298 for the three months ended June 30, 2019 and 2018, respectively, average rig revenue per day increased by $2,722 to $26,122 as dayrate pricing improved year-over-year. Compared to the three months ended June 30, 2018, our activity was relatively flat.
Direct Operating Expenses Average expense per day increased $268 to $15,202 during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase is primarily due to higher self-insurance expenses.
Depreciation Excluding abandonments, depreciation increased $7.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities.  This trend continued in fiscal year 2018 and fiscal year 2019, although it has abated to some extent in 2019 as our rig upgrade cadence has slowed. This resulted in abandonments of $1.2 million in the three months ended June 30, 2019 compared to $7.0 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, depreciation expense also included $1.0 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2019.
Asset Impairment Charge During the three months ended June 30, 2019, and mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment and as a result, an impairment charge of $216.9 million was recorded in our Unaudited Condensed Consolidated Statement of Operations.
Utilization U.S. land rig utilization decreased to 62 percent for the three months ended June 30, 2019 compared to 63 percent during the three months ended June 30, 2018.  At June 30, 2019, 214 out of 299 existing rigs in the U.S. Land segment were contracted. Of the 214 contracted rigs, 143 were under fixed term contracts and 71 were working in the spot market.

Offshore Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$37,674	$37,669	—%
Direct operating expenses	28,869	30,146	(4.2)
Selling, general and administrative expense	1,145	1,126	1.7
Depreciation	2,582	2,617	(1.3)
Segment operating income	$5,078	$3,780	34.3
Operating Statistics (1):
Revenue days	546	574	(4.9)%
Average rig revenue per day	$39,643	$35,293	12.3
Average rig expense per day	$27,222	$30,607	(11.1)
Average rig margin per day	$12,421	$4,686	165.1
Rig utilization	75%	79%	(5.1)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $7.3 million and $5.1 million during the three months ended June 30, 2019 and 2018, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

Operating Income During the three months ended June 30, 2019, the Offshore segment had operating income of $5.1 million compared to operating income of $3.8 million for the three months ended June 30, 2018. This increase is primarily attributable to start-up expenses and lower self-insurance expenses during the three months ended June 30, 2019. Additionally, a rig returned from a standby rate to a full operating rate during the three months ended June 30, 2019.
Revenue Average rig revenue per day increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the factors mentioned above.
Direct Operating Expenses Average rig expense decreased to $27,222 per day during the three months ended June 30, 2019 from $30,607 per day due to the factors mentioned above.
Utilization As of June 30, 2019 and 2018, six of our eight available platform rigs were under contract.
International Land Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$46,283	$63,297	(26.9)%
Direct operating expenses	34,146	46,810	(27.1)
Selling, general and administrative expense	1,150	995	15.6
Depreciation	8,591	11,160	(23.0)
Asset impairment charge	7,419	$—	—
Segment operating income (loss)	$(5,023)	$4,332	(216.0)
Operating Statistics (1):
Revenue days	1,510	1,762	(14.3)%
Average rig revenue per day	$29,669	$33,941	(12.6)
Average rig expense per day	$21,650	$23,947	(9.6)
Average rig margin per day	$8,019	$9,994	(19.8)
Rig utilization	51%	51%	—

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $1.5 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively. Also excluded are the effects of currency revaluation income and expense.

Operating Income (Loss) The International Land segment had an operating loss of $5.0 million for the three months ended June 30, 2019 compared to operating income of $4.3 million for the three months ended June 30, 2018. Excluding the impairment charge of $7.4 million, operating income during the three months ended June 30, 2019 was $2.4 million.
Revenue We experienced a 14.3 percent decrease in revenue days when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. The average number of active rigs was 16.6 during the three months ended June 30, 2019 compared to 19.4 during the same period in fiscal year 2018.

Direct Operating Expenses Average rig expense decreased to $21,650 per day during the three months ended June 30, 2019 as compared to $23,947 per day during the three months ended June 30, 2018. This decrease was primarily attributable to the devaluation of the Argentine peso, which decreased our average daily expenses as a result of being translated from local currency to the U.S. dollar.
Asset Impairment Charge During the three months ended June 30, 2019, and mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment and as a result, an impairment charge of $7.4 million was recorded in our Unaudited Condensed Consolidated Statement of Operations.
Utilization Our utilization remained flat during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. At June 30, 2019, 16 out of 31 existing rigs in the International Land segment were contracted. Of the 16 contracted rigs, 10 were under fixed term contracts and 6 were working in the spot market. Despite lower activity, utilization was flat due to the decommissioning of 6 rigs at the end of fiscal year 2018.
H&P Technologies Operations Segment

	Three Months Ended June 30,
(in thousands)	2019	2018	% Change
Operating revenues	$9,376	$7,693	21.9%
Direct operating expenses	6,357	4,500	41.3
Research and development	4,801	5,479	(12.4)
Selling, general and administrative expense	5,204	5,071	2.6
Depreciation and amortization	1,824	1,695	7.6
Segment operating loss	$(8,810)	$(9,052)	(2.7)
Operating Loss H&P Technologies had an operating loss of $8.8 million in the three months ended June 30, 2019 compared to an operating loss of $9.1 million in the three months ended June 30, 2018. The change was primarily driven by revenue growth, partially offset by additional expenses.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2019	2018	% Change
Operating revenues	$3,186	$3,631	(12.3)%
Direct operating expenses	1,414	1,424	(0.7)
Research and development	2,100	—	—
Depreciation and amortization	403	381	5.8
Operating income (loss)	$(731)	$1,826	(140.0)
Operating Income (Loss) Operating income from other operations declined to a loss due to higher research and development expense.
Results of Operations for the Nine Months Ended June 30, 2019 and 2018
Consolidated Results of Operations
Net Income (Loss) We reported a loss from continuing operations of $74.4 million ($0.71 loss per diluted share) from operating revenues of $2.1 billion for the nine months ended June 30, 2019 compared to income from continuing operations of $490.8 million ($4.45 per diluted share) from operating revenues of $1.8 billion for the nine months ended June 30, 2018.  Included in the net loss for the nine months ended June 30, 2019 is a loss from discontinued operations of $0.4 million (no impact per diluted share). Including discontinued operations, we recorded a net loss of $74.8 million ($0.71 loss per diluted share) for the nine months ended June 30, 2019 compared to net income of $480.2 million ($4.35 per diluted share) for the nine months ended June 30, 2018.
Asset Impairment Charge During the nine months ended June 30, 2019, and mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, and as a result, an impairment charge of $224.3 million was recorded in our Unaudited Condensed Consolidated Statement of Operations.

Research and Development For the nine months ended June 30, 2019 and 2018, we incurred $21.3 million and $13.1 million, respectively, of research and development expenses. The increase in expense is primarily related to new initiatives that are conducted through H&P Technologies.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $144.6 million during the nine months ended June 30, 2019 compared to $147.0 million in the nine months ended June 30, 2018.  The $2.4 million decrease in fiscal year 2019 compared to the same period in fiscal year 2018 is primarily due to lower professional service fees.
Income Taxes We had an income tax benefit of $5.6 million for the nine months ended June 30, 2019 (which includes discrete tax benefits of approximately $8.2 million primarily related to a decrease in our deferred state income tax rate, return to provision adjustments, and the reversal of an uncertain tax liability, as the statute of limitation expired) compared to an income tax benefit of $494.0 million (which included discrete tax benefits of approximately $492.2 million primarily related to the remeasurement of the Company’s net deferred tax liability as a result of the Tax Reform Act and an increase to our deferred state income tax rate) for the nine months ended June 30, 2018. Our statutory federal income tax rate for fiscal year 2019 is 21.0% (before incremental state and foreign taxes).
U.S. Land Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$1,837,900	$1,480,951	24.1%
Direct operating expenses	1,160,887	978,789	18.6
Research and development	165	—	—
Selling, general and administrative expense	34,276	42,792	(19.9)
Depreciation	378,062	373,211	1.3
Asset impairment charge	216,908	$—	—
Segment operating income	$47,602	$86,159	(44.8)
Operating Statistics (1):
Revenue days	63,040	56,946	10.7%
Average rig revenue per day	$25,686	$23,027	11.5
Average rig expense per day	$14,947	$14,209	5.2
Average rig margin per day	$10,739	$8,818	21.8
Rig utilization	66%	60%	10.0

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $218.6 million and $169.7 million during the nine months ended June 30, 2019 and 2018, respectively.

Operating Income The U.S. Land segment had operating income of $47.6 million for the nine months ended June 30, 2019 compared to operating income of $86.2 million in the same period of fiscal year 2018. Excluding the impairment charge of $216.9 million, operating income during the nine months ended June 30, 2019 was $264.5 million. Revenues were $1.8 billion and $1.5 billion during the nine months ended June 30, 2019 and 2018, respectively. Included in U.S. land revenues for the nine months ended June 30, 2019 is early termination revenue of $4.3 million compared to $14.3 million during the same period of fiscal year 2018. Included in U.S. land operating expenses for the nine months ended June 30, 2019 are costs of $18 million associated with a settled lawsuit.
Revenue Excluding early termination per day revenue of $67 and $251 for the nine months ended June 30, 2019 and 2018, respectively, average rig revenue per day increased by $2,843 to $25,619 as dayrate pricing improved year-over-year. Compared to the nine months ended June 30, 2018, our activity has increased as customer demand grew.
Direct Operating Expenses Average expense per day, excluding costs associated with a settled lawsuit of $286 per day for the nine months ended June 30, 2019, increased $452 to $14,661 during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The increase is primarily due to higher pass-through costs, including higher wages for field personnel in some regions and higher rig recommissioning expense during the nine months ended June 30, 2019. These factors were partially offset by a decrease in average daily expenses for idle rig expenses.
Depreciation Excluding abandonments, depreciation increased $19.9 million in the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. As the drilling markets continued to recover during 2017, we began abandoning older rig components that were replaced by upgrades to our rig fleet to meet customer demands for additional capabilities. This trend continued in fiscal year 2018 and fiscal year 2019, although it has abated to some extent in 2019 as our rig upgrade cadence has slowed. This resulted in abandonments of $6.1 million in the nine months ended June 30, 2019 compared to $21.2 million for the nine months ended June 30, 2018. Abandonments were primarily due to the abandonment of used drilling equipment in both periods. During the nine months ended June 30, 2019, depreciation expense also included $4.6 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2019.
Asset Impairment Charge During the nine months ended June 30, 2019, and mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment and as a result, an impairment charge of $216.9 million was recorded in our Unaudited Condensed Consolidated Statement of Operations.
Utilization U.S. land rig utilization increased to 66 percent for the nine months ended June 30, 2019 compared to 60 percent during the nine months ended June 30, 2018. At June 30, 2019, 214 out of 299 existing rigs in the U.S. Land segment were contracted. Of the 214 contracted rigs, 143 were under fixed term contracts and 71 were working in the spot market.
Offshore Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$109,167	$104,018	5.0%
Direct operating expenses	82,158	74,863	9.7
Selling, general and administrative expense	2,719	3,397	(20.0)
Depreciation	7,512	7,804	(3.7)
Segment operating income	$16,778	$17,954	(6.6)
Operating Statistics (1):
Revenue days	1,611	1,484	8.6%
Average rig revenue per day	$35,561	$34,924	1.8
Average rig expense per day	$26,276	$26,394	(0.4)
Average rig margin per day	$9,285	$8,530	8.9
Rig utilization	74%	68%	8.8

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $18.5 million and $14.4 million during the nine months ended June 30, 2019 and 2018, respectively. The operating statistics only include rigs owned by us and exclude offshore platform management and labor service contracts and currency revaluation expense.

Operating Income During the nine months ended June 30, 2019, the Offshore segment had operating income of $16.8 million compared to operating income of $18.0 million for the nine months ended June 30, 2018. This decrease is primarily attributable to a rate reduction that took place during the fourth quarter of fiscal year 2018 as a long-term contract expired. These negative effects were partially offset by activity and cash flow from an additional rig that commenced operations during the third quarter of fiscal year 2018.
Revenue Average rig revenue per day remained relatively flat in the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.
Direct Operating Expenses Average rig expense remained relatively flat in the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.
Utilization As of June 30, 2019 and 2018, six of our eight available platform rigs were under contract. Utilization increased year-over-year as a previously idle rig returned to work in April 2018.

International Land Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$163,378	$178,970	(8.7)%
Direct operating expenses	114,736	132,796	(13.6)
Selling, general and administrative expense	4,225	2,959	42.8
Depreciation	27,423	36,044	(23.9)
Asset impairment charge	7,419	$—	—
Segment operating income	$9,575	$7,171	33.5
Operating Statistics (1):
Revenue days	4,828	4,878	(1.0)%
Average rig revenue per day	$32,285	$34,919	(7.5)
Average rig expense per day	$21,261	$24,941	(14.8)
Average rig margin per day	$11,024	$9,978	10.5
Rig utilization	55%	47%	17.0

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $7.5 million and $8.6 million during the nine months ended June 30, 2019 and 2018, respectively. Also excluded are the effects of currency revaluation income and expense.

Operating Income The International Land segment had operating income of $9.6 million for the nine months ended June 30, 2019 compared to operating income of $7.2 million for the nine months ended June 30, 2018. Excluding the impairment charge of $7.4 million, operating income during the nine months ended June 30, 2019 was $17.0 million.
Revenue We experienced a 1.0 percent decrease in revenue days when comparing the nine months ended June 30, 2019 to the nine months ended June 30, 2018. The average number of active rigs was 17.7 during fiscal year 2019 compared to 17.9 during fiscal year 2018.
Direct Operating Expenses Average rig expense decreased to $21,261 per day during the nine months ended June 30, 2019 as compared to $24,941 per day during the nine months ended June 30, 2018. This decrease was primarily attributable to the devaluation of the Argentine peso, which also decreased our average daily expenses as a result of being translated from local currency to the U.S. dollar.
Asset Impairment Charge During the nine months ended June 30, 2019, and mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment and as a result, an impairment charge of $7.4 million was recorded in our Unaudited Condensed Consolidated Statement of Operations.
Utilization Our utilization increased from 47 percent in the third quarter of fiscal year 2018 to 55 percent in fiscal year 2019. The increase was primarily driven by the wind down of our operations in Ecuador, which reduced the number of available rigs by six. At June 30, 2019, 16 out of 31 existing rigs in the International Land segment were contracted.  Of the 16 contracted rigs, 10 were under fixed term contracts and 6 were working in the spot market.
H&P Technologies Operations Segment

	Nine Months Ended June 30,
(in thousands)	2019	2018	% Change
Operating revenues	$29,353	$16,842	74.3%
Direct operating expenses	15,859	14,105	12.4
Research and development	19,082	13,149	45.1
Selling, general and administrative expense	16,085	10,889	47.7
Depreciation and amortization	5,415	5,099	6.2
Segment operating loss	$(27,088)	$(26,400)	2.6
Operating Loss H&P Technologies had an operating loss of $27.1 million during the nine months ended June 30, 2019 compared to an operating loss of $26.4 million during the nine months ended June 30, 2018. The change was primarily driven by additional revenue growth during the nine months ended June 30, 2019. This was partially offset by additional research and development initiatives during fiscal year 2019.

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2019	2018	% Change
Operating revenues	$9,642	$9,662	(0.2)%
Direct operating expenses	4,308	3,728	15.6
Research and development	2,100	—	—
Depreciation and amortization	1,246	1,092	14.1
Operating income	$1,988	$4,842	(58.9)
Operating Income Operating income from other operations declined due to higher research and development expense. During the nine months ended June 30, 2019, other operations had operating income of $2.0 million compared to operating income of $4.8 million during the nine months ended June 30, 2018.
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
As of June 30, 2019, we had $334.8 million of cash on hand and $45.7 million of short-term investments. Our cash flows for the nine months ended June 30, 2019 and 2018 are presented below:

	Nine Months Ended June 30,
(in thousands)	2019	2018
		As adjusted
Net cash provided (used) by:
Operating activities	$659,371	$371,428
Investing activities	(373,961)	(342,184)
Financing activities	(242,489)	(241,811)
Increase (decrease) in cash and cash equivalents	$42,921	$(212,567)
Operating Activities
Net working capital excluding cash and short-term investments were $345.2 million as of June 30, 2019 compared to $412.6 million as of September 30, 2018. Cash flows from operating activities were approximately $659.4 million for the nine months ended June 30, 2019 compared to approximately $371.4 million for the nine months ended June 30, 2018.  The increase was primarily driven by increases in activity and rig margins coupled with a favorable variance in the use of working capital.
Investing Activities
Capital Expenditures Our investing activities are primarily related to capital expenditures for our fleet. Our capital expenditures during the nine months ended June 30, 2019 were $403.6 million compared to $322.7 million during the nine months ended June 30, 2018. The year-over-year increase in capital expenditures is driven by greater maintenance capital expenditures associated with higher average rig activity and bulk purchase capital expenditures associated with rig reactivations. Based on current market conditions, we have adjusted our initial capital expenditures budget plan for fiscal year 2019 from an initial range of $650 million to $680 million to a current range of $500 million to $530 million.  This estimate includes moderated capital maintenance requirements, capital spending related to reactivating idle rigs, tubulars and other upgrades primarily related to improving our existing rig fleet.
Acquisition of Business During the nine months ended June 30, 2019, we paid $2.8 million, net of cash acquired, for the acquisition of AJC. During the nine months ended June 30, 2018, we paid $47.9 million, net of cash acquired, for MagVAR.
Sale of Assets Our proceeds from asset sales totaled $36.2 million during the nine months ended June 30, 2019 and $28.0 million during the nine months ended June 30, 2018. Gains from asset sales during the nine months ended June 30, 2019 and 2018 totaled $27.1 million and $15.1 million, respectively. In each period, we had sales of old or damaged rig equipment and drill pipe used in the ordinary course of business included in investing activity within the statement of cash flow.
Stock Portfolio Held We manage a legacy portfolio of marketable equity securities consisting of common shares of Ensco Rowan plc and Schlumberger, Ltd. that, at the end of the third quarter of fiscal year 2019, had a fair value of $32.2 million. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. The portfolio is recorded at fair value on our balance sheet.
Our stock portfolio held as of June 30, 2019 is presented below:

(in thousands, except share amounts)	Number of Shares	Cost Basis	Market Value
Ensco Rowan plc	1,600,000	$34,760	$13,648
Schlumberger, Ltd.	467,500	3,713	18,578
Total		$38,473	$32,226
Financing Activities
We paid dividends of $2.13 and $2.11 per share during the nine months ended June 30, 2019 and 2018, respectively. Total dividends paid were $235.1 million and $230.4 million during the nine months ended June 30, 2019 and 2018, respectively. Adjusting for stock splits accordingly, we have increased the effective annual dividend per share every fiscal year for the past 46 years. The declaration and amount of future dividends is at the discretion of our Board of Directors and subject to our financial condition, results of operations, cash flows, and other factors our Board of Directors deems relevant.
Credit Facilities
On November 13, 2018, we entered into an unsecured revolving credit facility (the “2018 Credit Facility”), which will mature on November 13, 2023. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The 2018 Credit Facility is currently guaranteed by Helmerich & Payne International Drilling Co. (“HPIDC”), which guarantee is subject to release following or simultaneously with the repayment or exchange of the HPIDC 2025 Notes and HPIDC’s release as a guarantor under the Company 2025 Notes. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company or, in the event the Company has no such rating, the debt rating for senior unsecured debt of HPIDC, both as determined by Moody’s and S&P. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of HPIDC on June 30, 2019, the spread over LIBOR would have been 1.125 percent had borrowings been outstanding under the facility and commitment fees are 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2019, there were no borrowings, but there was one letter of credit outstanding in the amount of $10.0 million, leaving $740.0 million available to borrow under the 2018 Credit Facility. See Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements for more information about the 2018 Credit Facility.

In connection with entering into the 2018 Credit Facility, we terminated our $300 million unsecured credit facility under the credit agreement dated as of July 13, 2016 by and among HPIDC, as borrower, the Company, as guarantor, Wells Fargo, National Association, as administrative agent, and the lenders party thereto.
As of June 30, 2019, we had two outstanding letters of credit with banks under bilateral line of credit agreements, in the amounts of $25.5 million and $2.1 million, respectively.
As of June 30, 2019, we also had a $12.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of bid and performance bonds, as needed, for international land operations. Nothing was outstanding under the $12.0 million facility as of June 30, 2019.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2019, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2019.
Senior Notes
Private Exchange Offer and Consent Solicitation
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
Registered Exchange Offer
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
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures, including our rig upgrade construction program, for fiscal year 2019, are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $491.7 million at June 30, 2019 and matures on March 19, 2025. The long-term debt to total capitalization ratio was 10.9 percent and 10.1 percent at June 30, 2019 and 2018, respectively. For additional information regarding debt agreements, refer to Note 6 to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2018.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Material Commitments
Material commitments as reported in our 2018 Annual Report on Form 10-K have not changed significantly at June 30, 2019, other than those disclosed in Note 14 to the Unaudited Condensed Consolidated Financial Statements.
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
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2019, filed on July 26, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 26, 2019	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	July 26, 2019	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)