Form 10-Q
period 2019-12-31
Helmerich & Payne, Inc.
filed 2020-02-05
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended:  December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 28, 2020
Common Stock, $0.10 par value	108,877,646

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
(in thousands except share data and per share amounts)	2019	2019
Assets
Current Assets:
Cash and cash equivalents	$355,010	$347,943
Short-term investments	57,044	52,960
Accounts receivable, net of allowance of $4,037 and $9,927, respectively	500,947	495,602
Inventories of materials and supplies, net	148,688	149,653
Prepaid expenses and other	92,955	68,928
Total current assets	1,154,644	1,115,086

Investments	35,149	31,991
Property, plant and equipment, net	4,412,359	4,502,084
Other Noncurrent Assets:
Goodwill	82,786	82,786
Intangible assets, net	86,329	86,716
Operating lease right-of-use asset	52,190	—
Other assets	18,053	20,852
Total other noncurrent assets	239,358	190,354

Total assets	$5,841,510	$5,839,515

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$122,609	$123,146
Accrued liabilities	296,738	287,092
Total current liabilities	419,347	410,238

Noncurrent Liabilities:
Long-term debt, net	479,355	479,356
Deferred income taxes	798,802	806,611
Other	153,026	115,746
Noncurrent liabilities - discontinued operations	15,443	15,341
Total noncurrent liabilities	1,446,626	1,417,054
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,151,563 and 112,080,262 shares issued as of December 31, 2019 and September 30, 2019, respectively, and 108,877,209 and 108,437,904 shares outstanding as of December 31, 2019 and September 30, 2019, respectively	11,215	11,208
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	499,277	510,305
Retained earnings	3,666,260	3,714,307
Accumulated other comprehensive income (loss)	(28,119)	(28,635)
Treasury stock, at cost, 3,274,354 shares and 3,642,358 shares as of December 31, 2019 and September 30, 2019, respectively	(173,096)	(194,962)
Total shareholders’ equity	3,975,537	4,012,223
Total liabilities and shareholders' equity	$5,841,510	$5,839,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amounts)	2019	2018
Operating revenues
Contract drilling services	$611,398	$737,358
Other	3,259	3,240
	614,657	740,598
Operating costs and expenses
Contract drilling services operating expenses, excluding depreciation and amortization	389,206	487,593
Other operating expenses	11,545	1,274
Depreciation and amortization	130,131	141,460
Research and development	6,878	7,019
Selling, general and administrative	49,808	54,508
Gain on sale of assets	(4,279)	(5,545)
	583,289	686,309
Operating income from continuing operations	31,368	54,289
Other income (expense)
Interest and dividend income	2,214	2,450
Interest expense	(6,100)	(4,720)
Gain (loss) on investment securities	2,821	(42,844)
Gain on sale of subsidiary	14,963	—
Other	(399)	541
	13,499	(44,573)
Income from continuing operations before income taxes	44,867	9,716
Income tax provision	14,138	1,352
Income from continuing operations	30,729	8,364
Income from discontinued operations before income taxes	7,457	12,665
Income tax provision	7,581	2,070
Income (loss) from discontinued operations	(124)	10,595
Net income	$30,605	$18,959

Basic earnings per common share:
Income from continuing operations	$0.27	$0.07
Income from discontinued operations	—	0.10
Net income	$0.27	$0.17

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.07
Income from discontinued operations	—	0.10
Net income	$0.27	$0.17

Weighted average shares outstanding:
Basic	108,555	109,142
Diluted	108,724	109,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2019	2018
Net income	$30,605	$18,959
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net of income taxes of ($0.2) million and ($0.1) million December 31, 2019 and 2018, respectively	516	225
Other comprehensive income	516	225
Comprehensive income	$31,121	$19,184
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income:
Net income	—	—	—	30,605	—	—	—	30,605
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(78,652)	—	—	—	(78,652)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,103)	—	—	(110)	7,148	4,045
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,126)	—	—	(258)	14,718	(3,401)
Stock-based compensation	—	—	10,201	—	—	—	—	10,201
Balance, December 31, 2019	112,151	$11,215	$499,277	$3,666,260	$(28,119)	3,274	$(173,096)	$3,975,537

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2018	112,009	$11,201	$500,393	$4,027,779	$16,550	3,015	$(173,188)	$4,382,735
Comprehensive income:
Net income	—	—	—	18,959	—	—	—	18,959
Other comprehensive income	—	—	—	—	225	—	—	225
Dividends declared ($0.71 per share)	—	—	—	(78,488)	—	—	—	(78,488)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(6,756)	—	—	(125)	6,980	224
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(16,673)	—	—	(215)	12,129	(4,537)
Stock-based compensation	—	—	7,158	—	—	—	—	7,158
Cumulative effect adjustment for adoption of ASC 606	—	—	—	(38)	—	—	—	(38)
Cumulative effect adjustment for adoption of ASU No. 2016-01	—	—	—	29,071	(29,071)	—	—	—
Balance, December 31, 2018	112,080	$11,208	$484,122	$3,997,283	$(12,296)	2,675	$(154,079)	$4,326,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$30,605	$18,959
Adjustment for (income) loss from discontinued operations	124	(10,595)
Income from continuing operations	30,729	8,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,131	141,460
Amortization of debt discount and debt issuance costs	444	329
Provision for bad debt	(2,069)	873
Stock-based compensation	10,201	7,158
(Gain) loss on investment securities	(2,821)	42,844
Gain on sale of assets	(4,279)	(5,545)
Gain on sale of subsidiary	(14,963)	—
Deferred income tax (benefit) expense	(7,966)	1,107
Other	(139)	168
Change in assets and liabilities increasing (decreasing) cash:
Accounts receivable	(3,269)	19,700
Inventories of materials and supplies	965	(1,858)
Prepaid expenses and other	(19,699)	64
Other noncurrent assets	6,367	(273)
Accounts payable	(1,580)	8,012
Accrued liabilities	(8,093)	(2,919)
Deferred income tax liability	6	(306)
Other noncurrent liabilities	(2,184)	(9,670)
Net cash provided by operating activities from continuing operations	111,781	209,508
Net cash used in operating activities from discontinued operations	—	(26)
Net cash provided by operating activities	111,781	209,482
Cash flows from investing activities:
Capital expenditures	(46,021)	(196,094)
Purchase of short-term investments	(28,948)	(31,324)
Payment for acquisition of business, net of cash acquired	—	(2,781)
Proceeds from sale of short-term investments	25,000	31,860
Proceeds from sale of subsidiary	15,056	—
Proceeds from asset sales	11,878	11,609
Net cash used in investing activities	(23,035)	(186,730)
Cash flows from financing activities:
Dividends paid	(77,602)	(78,122)
Debt issuance costs paid	—	(3,912)
Proceeds from stock option exercises	4,100	1,954
Payments for employee taxes on net settlement of equity awards	(3,455)	(6,267)
Other	(445)	—
Net cash used in financing activities	(77,402)	(86,347)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,344	(63,595)
Cash and cash equivalents and restricted cash, beginning of period	382,971	326,185
Cash and cash equivalents and restricted cash, end of period	$394,315	$262,590

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$46	$6,140
Income tax paid, net	934	5,710
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	4,877	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(1,339)	8,708
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
Our operations are organized into the following reportable business segments: U.S. Land, Offshore, International Land and H&P Technologies. Additionally, during the fourth quarter of fiscal year 2019, we migrated our FlexApp offerings into our H&P Technologies business segment. The activity of our FlexApps was previously included in our U.S. Land segment. All segment disclosures have been restated, as practicable, for these segment changes. Certain other corporate activities, our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance company are included in "Other". Refer to Note 17—Business Segments and Geographic Information for further details on our reportable segments.
Our U.S. Land operations are primarily located in Colorado, Louisiana, Ohio, Oklahoma, Montana, New Mexico, North Dakota, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, Offshore operations are conducted in the Gulf of Mexico and our International Land operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own, develop and operate limited commercial real estate properties. Our real estate investments, which are located exclusively within Tulsa, Oklahoma, include a shopping center, multi-tenant industrial warehouse properties, and undeveloped real estate.
Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly-owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the H&P Technologies reportable segment. This transaction does not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2019 Annual Report on Form 10-K and other current filings with the SEC.  In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Approximately $315.8 million of cash and cash equivalents resides in accounts in the United States and the remaining $39.2 million are in other countries. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.

We had restricted cash of $39.3 million and $34.1 million at December 31, 2019 and 2018, respectively, and $35.0 million and $41.8 million at September 30, 2019 and 2018, respectively. Of the total at December 31, 2019 and September 30, 2019, $3.5 million and $3.0 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of both fiscal period ends is from the additional capitalization of the captive insurance company, $33.7 million and $30.0 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance company, and $0.1 million at December 31, 2019 is for other restricted purposes.  The restricted amounts are primarily invested in short-term money market securities.
The restricted cash and cash equivalents are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	December 31,		September 30,
(in thousands)	2019	2018	2019	2018
Cash	$355,010	$228,462	$347,943	$284,355
Restricted Cash
Prepaid expenses and other	35,618	30,246	31,291	39,830
Other assets	3,687	3,882	3,737	2,000
Total cash, cash equivalents, and restricted cash	$394,315	$262,590	$382,971	$326,185

Leases
We lease various offices, warehouses, equipment and vehicles. Rental contracts are typically made for fixed periods of 1 to 15 years but may have extension options. Lease terms are negotiated on an individual basis and contain a wide range of different terms and conditions. The lease agreements do not impose any covenants, but leased assets may not be used as security for borrowing purposes.

Up until the end of fiscal year 2019, leases of property, plant and equipment were classified as either finance or operating leases. Payments made under operating leases (net of any incentives received from the lessor) were charged to the income statement on a straight-line basis over the period of the lease (“levelized lease cost”).

Beginning October 1, 2019, leases are recognized as a right-of-use asset and a corresponding liability within accrued liabilities and other non-current liabilities at the date at which the leased asset is available for use by the Company. Each lease payment is allocated between the liability and finance cost. The finance cost is recognized over the lease period to produce a constant periodic rate of interest on the remaining balance of the liability for each period. The right-of-use asset is depreciated over the shorter of the asset's useful life and the lease term on a straight-line basis for finance type leases and as the difference between the levelized lease cost and the finance cost for operating leases.

Assets and liabilities arising from a lease are initially measured on a present value basis. Lease liabilities include the net present value of the following lease payments:

•	Fixed payments (including in-substance fixed payments), less any lease incentives receivable

•	Variable lease payments that are based on an index or a rate

•	Amounts expected to be payable by the lessee under residual value guarantees

•	The exercise price of a purchase option if the lessee is reasonably certain to exercise that option, and

•	Payments of penalties for terminating the lease, if the lease term reflects the lessee exercising that option.

The lease payments are discounted using the interest rate implicit in the lease. If that rate cannot be determined, the lessee’s incremental borrowing rate is used, which is the rate that the lessee would have to pay to borrow the funds necessary to obtain an asset of similar value in a similar economic environment with similar terms and conditions.

Right-of-use assets are measured at cost and are comprised of the following:

•	The amount of the initial measurement of lease liability

•	Any lease payments made at or before the commencement date less any lease incentives received

•	Any initial direct costs, and

•	Asset retirement obligations related to that lease, as applicable.

Payments associated with short-term leases and leases of low-value assets are recognized on a straight-line basis as an expense in profit or loss. Short-term leases are leases with a lease term of 12 months or less. Low-value assets are comprised of IT-equipment and office furniture.

In determining the lease term, management considers all facts and circumstances that create an economic incentive to exercise an extension option, or not exercise a termination option. Extension options (or periods after termination options) are only included in the lease term if the lease is reasonably certain to be extended (or not terminated). The assessment is reviewed if a significant event or a significant change in circumstances occurs and that is within the control of the lessee. Refer to Note 6—Leases for additional information regarding our leases.
Recently Issued Accounting Updates
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, clarifications of ASUs listed below, immaterial, or already adopted by the Company.
The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Recently Adopted Accounting Pronouncements
ASU No. 2016-02, Leases (Topic 842) and related ASUs issued subsequent
ASU No. 2016-02 requires organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current U.S. GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method of adoption with an option to use certain practical expedients.
		October 1, 2019	We adopted this ASU during the first quarter of fiscal year 2020, as required. Refer to Note 6—Leases for additional information.
ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

This ASU aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for annual and interim periods beginning after December 15, 2019. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted.
October 1, 2019
We early adopted this ASU during the first quarter of fiscal year 2020 on a prospective basis. The prospective impact was not material to our unaudited condensed consolidated financial statements and disclosures.

Standards that are not yet adopted as of December 31, 2019
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) and related ASUs issued subsequent
This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income(loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019.
		October 1, 2020	We are currently evaluating the impact the new guidance may have on our condensed consolidated financial statements and disclosures.

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
	October 1, 2021	We are currently evaluating the impact the new guidance may have on our condensed consolidated financial statements and disclosures.
ASU No. 2019-12, Financial Instruments – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions related to Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for annual and interim periods beginning after December 15, 2020. Early adoption of the amendment is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.
	October 1, 2021	We are currently evaluating the impact the new guidance may have on our condensed consolidated financial statements and disclosures.

Self-Insurance
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general liability claims and claims that are incurred but not reported. Estimates are based on adjusters' estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our domestic casualty losses as well as losses in our captive insurance company. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.
On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. In addition, we intend to utilize the Captive to insure the deductibles for our drilling rigs and related equipment under a property insurance program. The Company and the Captive maintain excess and reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted escrow account, resulting in a transfer of risk from our operating subsidiaries to the Captive for the deductible self-insurance retention. The actuarial estimated underwriting expenses for to the three months ended December 31, 2019 was approximately $8.5 million and was recorded within the Other operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues and expenses during the three months ended December 31, 2019 amounted to $7.7 million, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the U.S. Land, Offshore, and International Land reportable operating segments and are reflected as intersegment sales within "Other".
International Land Drilling Risks
International Land drilling operations may significantly contribute to our revenues and net operating income. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our international land operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the

Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars, including controls that were implemented in September 2019 and are presently in effect. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. As of December 31, 2019, our cash balance in Argentina was $30.5 million.
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
For the three months ended December 31, 2019 and 2018, we experienced an aggregate foreign currency gain of $1.0 million and an aggregate foreign currency loss of $3.9 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2019, approximately 7.8 percent of our operating revenues were generated from international locations in our contract drilling business compared to 8.9 percent during the three months ended December 31, 2018. During the three months ended December 31, 2019, approximately 87.0 percent of operating revenues from international locations were from operations in South America compared to 89.1 percent during the three months ended December 31, 2018. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
NOTE 3 BUSINESS COMBINATIONS

Fiscal Year 2019 Acquisitions
On August 21, 2019, we completed an acquisition of an unaffiliated company, DrillScan Energy SAS and its subsidiaries ("DrillScan"), which is now a wholly-owned subsidiary of the Company, for total consideration of approximately $32.7 million, which includes $17.7 million of contingent consideration. The fair value of the total assets acquired, and liabilities assumed, as of the acquisition date, were $36.3 million and $3.6 million, respectively, including goodwill of $14.9 million. Of the total assets acquired, $19.1 million was allocated to identifiable intangible assets. DrillScan is a leading provider of proprietary drilling engineering software, well engineering services and training for the oil and gas industry. The operations of DrillScan are included in the H&P Technologies reportable business segment. The acquisition of DrillScan was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. In accordance with GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. This acquisition is still within this measurement period, and as a result, the acquisition date fair values we have recorded for the assets acquired and liabilities assumed are subject to change as a result of new information identified.
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

NOTE 4 DISCONTINUED OPERATIONS
Current and noncurrent liabilities from discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three months ended December 31, 2019 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 46,621 Bolivars per United States dollar at December 31, 2019. The DICOM floating rate might not reflect the barter market exchange rates.
NOTE 5 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2019 and September 30, 2019 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2019	September 30, 2019
Contract drilling services equipment	4 - 15 years	$7,739,064	$7,881,323
Tubulars	4 years	611,730	618,310
Real estate properties	10 - 45 years	72,512	72,507
Other	2 - 23 years	463,962	471,803
Construction in progress (1)		135,142	117,761
		9,022,410	9,161,704
Accumulated depreciation		(4,610,051)	(4,659,620)
Property, plant and equipment, net		$4,412,359	$4,502,084

(1)
Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase-orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.

Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $128.2 million and $140.0 million, which includes abandonments of $0.8 million and $1.0 million for the three months ended December 31, 2019 and 2018, respectively.
Gain on Sale of Assets
We had gains on sales of assets of $4.3 million and $5.5 million for the three months ended December 31, 2019 and 2018, respectively. These gains were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.
NOTE 6 LEASES
ASC 842 Adoption
On October 1, 2019, we adopted ASC 842, retrospectively through a cumulative-effect adjustment without restating comparative periods for the 2019 and 2018 fiscal years as permitted under the specific transitional provisions in ASC 842. The reclassifications and the adjustments arising from the new leasing rules are therefore recognized in the opening balance sheet on October 1, 2019.
Upon adoption of ASC 842, we recognized lease liabilities in relation to leases that had previously been classified as operating leases under the principles of ASC 840. These liabilities were measured at the present value of the remaining lease payments, discounted using the lessee’s incremental borrowing rate as of October 1, 2019, as most of our contracts do not provide an implicit rate. The weighted average lessee’s incremental borrowing rate applied to the operating lease liabilities on October 1, 2019 was approximately 2.9%.

The change in accounting policy affected the following items in the balance sheet on October 1, 2019:

(in thousands)	September 30, 2019	Adjustments	October 1, 2019
Other Noncurrent Assets:
Operating lease right-of-use asset	$—	$56,071	$56,071
Current Liabilities:
Accrued liabilities	—	16,277	16,277
Noncurrent Liabilities:
Other	—	39,794	39,794

As of December 31, 2019, segment assets and liabilities have all increased from September 30, 2019 as a result of the change in accounting policy. All reportable segments were affected by the change in policy.

In applying ASC 842 for the first time, we have used the following practical expedients permitted by the topic:

•	The use of a single discount rate to a portfolio of leases with reasonably similar characteristics,

•
Not to reassess whether a contract is, or contains a lease at the date of initial application; instead, for contracts entered into before the transition date, we relied on our assessment in which we applied ASC 840 prior to the adoption date,

•	The option to not reassess initial direct cost for existing leases, and

•	The use of hindsight in determining the lease term where the contract contains options to extend or terminate the lease.

We have made the accounting policy election to not recognize a right-of-use asset lease and lease liability for leases with a term of 12 months or less and leases of low-value. Additionally, ASC 842 provides lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components and account for the combined component under ASC 606 when the non-lease component is the predominant element of the combined component. The lessor practical expedient is limited to circumstances in which the lease, if accounted for separately, would be classified as an operating lease under ASC 842.

With respect to our drilling service contracts that commenced in the first quarter of fiscal year 2020, we concluded that our drilling contracts contain a lease component and that the non-lease component is the predominant element of the combined component of such contracts. As such, we elected to apply the practical expedient to not separate the lease and non-lease components and account for the combined component under ASC 606. Therefore, we do not expect any change in our revenue recognition patterns or disclosures as a result of our adoption of ASC 842.

Lease Position

(in thousands)	October 1, 2019	December 31, 2019
Operating lease commitments disclosed	62,218	57,341

Discounted using the lessee's incremental borrowing rate at the date of initial application	57,323	52,847
(Less): short-term leases recognized on a straight-line basis as expense	(1,252)	(657)
Lease liability recognized	$56,071	$52,190

Of which:
Current lease liabilities	$16,277	$15,287
Non-current lease liabilities	39,794	36,903

The recognized right-of-use assets relate to the following types of assets:

(in thousands)	October 1, 2019	December 31, 2019
Properties	$52,188	$48,691
Equipment	3,652	3,298
Other	231	201
Total right-of-use assets	$56,071	$52,190

The associated right-of-use assets for the leases were measured at the amount equal to the lease liability, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized on the balance sheet at September 30, 2019.

Lease Costs

The table below presents certain information related to the lease costs for our operating leases for the three months ended December 31, 2019.

(in thousands)	Three Months Ended December 31, 2019
Operating lease cost	$4,270
Short-term lease cost	607
Total lease cost	$4,877

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of December 31, 2019.

Three Months Ended December 31, 2019
Weighted average remaining lease term	9.6
Weighted average discount rate	2.9%

Lease Obligations

Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2019 (in thousands) are as follows:

Fiscal Year	Amount
2020	$12,661
2021	10,082
2022	8,585
2023	7,658
2024	7,242
Thereafter	11,113
Total	$57,341

Total rent expense was $4.9 million and $3.7 million for three months ended December 31, 2019 and 2018, respectively. The future minimum lease payments for our Tulsa corporate office and our Tulsa industrial facility represent a material portion of the amounts shown in the table above. The lease agreement for our Tulsa corporate office commenced on May 30, 2003 and has subsequently been amended, most recently on March 12, 2018. The agreement will expire on January 31, 2025; however, we have two five-year renewal options, which were not recognized as part of our right-of-use assets and lease liabilities. The lease agreement for our Tulsa industrial facility, where we perform maintenance and assembly of FlexRig components commenced on December 21, 2018 and will expire on June 30, 2025; however, we have two two-year renewal options which were recognized as part of our right-of-use assets and lease liabilities.

NOTE 7 GOODWILL AND INTANGIBLE ASSETS
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
During the three months ended December 31, 2019, we had no additions or impairments to goodwill. As of December 31, 2019, and September 30, 2019, the goodwill balance was $82.8 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  Intangible assets arising from business acquisitions consisted of the following:

		December 31, 2019			September 30, 2019
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$11,841	$77,255	$89,096	$10,256	$78,840
Intellectual property	13 years	1,500	19	1,481	—	—	—
Trade name	20 years	5,865	605	5,260	5,865	522	5,343
Customer relationships	5 years	4,000	1,667	2,333	4,000	1,467	2,533
		$100,461	$14,132	$86,329	$98,961	$12,245	$86,716

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.9 million and $1.4 million for the three months ended December 31, 2019 and 2018, respectively. Intangible amortization is estimated to be approximately $7.1 million for fiscal year 2020, approximately $7.2 million for each of fiscal year 2021 and 2022, approximately $6.5 million for fiscal year 2023 and approximately $6.4 million for fiscal year 2024.
NOTE 8 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	December 31, 2019			September 30, 2019
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$487,148	$(7,793)	$479,355	$487,148	$(7,792)	$479,356
	487,148	(7,793)	479,355	487,148	(7,792)	479,356
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$487,148	$(7,793)	$479,355	$487,148	$(7,792)	$479,356

Senior Notes
HPIDC 2025 Notes
On March 19, 2015, our subsidiary, Helmerich & Payne International Drilling Co. ("HPIDC") issued $500 million of 4.65 percent unsecured senior notes due 2025 of HPIDC (the "HPIDC 2025 Notes"), which were redeemed in full on September 27, 2019 as described under "––Exchange Offer, Consent Solicitation and Redemption." Interest on the HPIDC 2025 Notes was payable semi-annually on March 15 and September 15. The debt discount was being amortized to interest expense using the effective interest method. The debt issuance costs were being amortized straight-line over the stated life of the obligation, which approximated the effective interest method.

Exchange Offer, Consent Solicitation and Redemption
On December 20, 2018, we settled an offer to exchange (the “Exchange Offer”) any and all outstanding HPIDC 2025 Notes for (i) up to $500 million aggregate principal amount of new 4.65 percent unsecured senior notes due 2025 of the Company (the “Company 2025 Notes”), with registration rights, and (ii) cash, pursuant to which we issued approximately $487.1 million in aggregate principal amount of Company 2025 Notes. Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The debt issuance costs are being amortized straight-line over the stated life of the obligation, which approximates the effective interest method.
Following the consummation of the Exchange Offer, HPIDC had outstanding approximately $12.9 million in aggregate principal amount of HPIDC 2025 Notes. On December 20, 2018, HPIDC, the Company and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the indenture governing the HPIDC 2025 Notes to adopt certain proposed amendments pursuant to a consent solicitation conducted concurrently with the Exchange Offer.
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
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for an unsecured revolving credit facility (the “2018 Credit Facility”), which was originally set to mature on November 13, 2023. Pursuant to the first amendment to our 2018 Credit Facility entered into on November 13, 2019, among other things, the maturity date was extended by one year to November 13, 2024. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate ("LIBOR") or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2019, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of December 31, 2019, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively.
As of December 31, 2019, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $14.1 million of financial guarantees were outstanding as of December 31, 2019.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2019, we were in compliance with all debt covenants.
NOTE 9 INCOME TAXES
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates will occur as information and assumptions change.
Our income tax provision from continuing operations for the three months ended December 31, 2019 and 2018 was $14.1 million and $1.4 million, respectively, resulting in effective tax rates of 31.5 percent and 13.9 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2019 and 2018 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. The discrete adjustments for the three months ended December 31, 2019 are primarily due to tax expense of $2.4 million related to equity compensation.  The discrete adjustments for the three months ended December 31, 2018 were primarily due to the recording of a tax benefit related to the reversal of an uncertain tax liability of $1.7 million for which the statute of limitations has since expired.

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
NOTE 10 SHAREHOLDERS’ EQUITY
The Company has authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares per calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the three months ended December 31, 2019 and 2018.
A cash dividend of $0.71 per share was declared on September 4, 2019 for shareholders of record on November 11, 2019, and was paid on December 2, 2019. An additional cash dividend of $0.71 per share was declared on December 13, 2019 for shareholders of record on February 10, 2020, payable on March 2, 2020. The dividend payable is included in accounts payable in the Unaudited Condensed Consolidated Balance Sheets.
Components of accumulated other comprehensive loss were as follows:

(in thousands)	December 31, 2019	September 30, 2019
Pre-tax amounts:
Unrealized actuarial loss	$(36,415)	$(37,084)
	$(36,415)	$(37,084)
After-tax amounts:
Unrealized actuarial loss	$(28,119)	$(28,635)
	$(28,119)	$(28,635)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three months ended December 31, 2019:

(in thousands)	Three Months Ended December 31, 2019
Balance at September 30, 2019	$(28,635)
Activity during the period
Amounts reclassified from accumulated other comprehensive income	516
Net current-period other comprehensive income	516
Balance at December 31, 2019	$(28,119)

NOTE 11 REVENUE FROM CONTRACTS WITH CUSTOMERS
Contract Drilling Services Revenue
During the three months ended December 31, 2019 and 2018, early termination revenue was approximately $0.1 million and $7.1 million, respectively.
Contract Costs
We had capitalized fulfillment costs of $14.3 million as of December 31, 2019 and $13.9 million as of September 30, 2019.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2019 was approximately $1.1 billion, of which approximately $0.7 billion is expected to be recognized during the remainder of fiscal year 2020, approximately $0.3 billion during fiscal year 2021, and approximately $0.1 billion in fiscal year 2022 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. We do not have material long-term contracts related to our H&P Technologies segment.

Contract Assets and Liabilities
The following table summarizes the balances of our contract assets and liabilities at the dates indicated:

(in thousands)	December 31, 2019	September 30, 2019
Contract assets	$3,024	$2,151

(in thousands)	December 31, 2019
Contract liabilities balance at September 30, 2019	$23,354
Payment received/accrued and deferred	11,098
Revenue recognized during the period	(9,340)
Contract liabilities balance at December 31, 2019	$25,112

NOTE 12 STOCK-BASED COMPENSATION
On March 2, 2016, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”) was approved by our stockholders.  The 2016 Plan, among other things, authorizes the Human Resources Committee of the Board to grant non-qualified stock options, restricted stock awards and performance share units to selected employees and to non-employee directors. Restricted stock may be granted for no consideration other than prior and future services.  The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire 10 years after the grant date.  Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. As a result, there were no new non-qualified stock options granted during the three months ended December 31, 2019. We have also eliminated stock options as an element of our director compensation program. The Board has determined to award stock-based compensation to directors solely in the form of restricted stock. During the three months ended December 31, 2019, 727,009 shares of restricted stock awards and 258,857 performance share units were granted under the 2016 Plan.
A summary of compensation cost for stock-based payment arrangements recognized in contract drilling services operating expense and selling, general and administrative expense is as follows:

	Three Months Ended December 31,
(in thousands)	2019	2018
Stock-based compensation expense
Stock options	$571	$1,416
Restricted stock	7,370	5,742
Performance share units	2,260	—
	$10,201	$7,158

Of the total stock-based compensation expense, $2.4 million and $1.6 million was recorded in contract drilling services operating expense and $7.8 million and $5.6 million was recorded in selling, general and administrative expense for the three months ended December 31, 2019 and 2018, respectively, on our Unaudited Condensed Consolidated Statements of Operations.

Stock Options
A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2019 is presented in the following table:

	Three Months Ended December 31, 2019
(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	3,238	$60.86
Exercised	(202)	38.02
Forfeited/Expired	(8)	38.02
Outstanding at December 31, 2019	3,028	$62.44	5.30	$—
Vested and expected to vest at December 31, 2019	3,028	$62.44	5.30	$—
Exercisable at December 31, 2019	2,632	$62.44	4.93	$—

 The total intrinsic value of options exercised during the three months ended December 31, 2019 and 2018 was $0.3 million and $7.6 million, respectively.
As of December 31, 2019, the unrecognized compensation cost related to stock options was $2.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock
Restricted stock awards consist of our common stock and are time-vested over four years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of December 31, 2019, there was $57.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.1 years.
A summary of the status of our restricted stock awards as of December 31, 2019 and changes in non-vested restricted stock outstanding during the three months then ended is presented below:

	Three Months Ended December 31, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2019	1,085	$61.28
Granted	727	41.88
Vested (1)	(414)	62.13
Forfeited	(2)	60.59
Non-vested restricted stock outstanding at December 31, 2019	1,396	$50.93

(1)	The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
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

At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance share units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date.
The grant date fair value of performance share units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of December 31, 2019, there was $13.6 million of unrecognized compensation cost related to unvested performance share units. That cost is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the status of our performance share units as of December 31, 2019 and changes in performance share units outstanding during the three months then ended is presented below:

	Three Months Ended December 31, 2019
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested performance share units outstanding at September 30, 2019	145	$62.66
Granted	259	43.40
Non-vested performance share units outstanding at December 31, 2019	404	$50.31

The weighted-average fair value calculations for performance share units granted during the three months ended December 31, 2019 and 2018 are based on the following weighted-average assumptions set forth in the table below.

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Risk-free interest rate (1)	1.6%	2.7%
Expected stock volatility (2)	34.8%	35.9%
Expected term (in years)	3.2	3.0

(1)	The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance share units.

(2)	Expected volatilities are based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the performance share units.
NOTE 13 EARNINGS (LOSSES) PER COMMON SHARE
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2019	2018
Numerator:
Income from continuing operations	$30,729	$8,364
Income (loss) from discontinued operations	(124)	10,595
Net income	30,605	18,959
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(991)	(777)

Numerator for basic earnings (loss) per share:
From continuing operations	29,738	7,587
From discontinued operations	(124)	10,595
	29,614	18,182
Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	(1)

Numerator for diluted earnings (loss) per share:
From continuing operations	29,738	7,586
From discontinued operations	(124)	10,595
	$29,614	$18,181
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,555	109,142
Effect of dilutive shares from stock options, restricted stock and performance share units	169	283
Denominator for diluted earnings per share - adjusted weighted-average shares	108,724	109,425

Basic earnings per common share:
Income from continuing operations	$0.27	$0.07
Income from discontinued operations	—	0.10
Net income	$0.27	$0.17

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.07
Income from discontinued operations	—	0.10
Net income	$0.27	$0.17

The following average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2019	2018
Shares excluded from calculation of diluted earnings (loss) per share	3,413	2,089
Weighted-average price per share	$61.02	$67.25

NOTE 14 FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
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

The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value, which totaled $16.1 million at December 31, 2019 and $15.7 million at September 30, 2019. The assets are comprised of mutual funds that are measured using Level 1 inputs.
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
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at December 31, 2019 and September 30, 2019.
The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$6,643	$—	$6,643	$—
Corporate and municipal debt securities	22,978	—	22,978	—
U.S. government and federal agency securities	27,423	27,423	—	—
Total short-term investments	57,044	27,423	29,621	—
Cash and cash equivalents	355,010	355,010	—	—
Investments	19,087	18,794	293	—
Other current assets	35,618	35,618	—	—
Other assets	3,687	3,687	—	—
Total assets measured at fair value	$470,446	$440,532	$29,914	$—

Liabilities:
Contingent earnout liability	$19,873	$—	$—	$19,873

At December 31, 2019, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available. Additionally, the fair value of the contingent consideration associated with the acquisition of MOTIVE Drilling Technologies, Inc. in fiscal year 2017 is zero, as of December 31, 2019. As this was the final quarter under the terms of the contingency agreement, the fair value was calculated using actual financial results. These inputs are classified as Level 1.
At December 31, 2019, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.
Our financial instruments measured using Level 3 unobservable inputs consist of potential earnout payments associated with the acquisition of DrillScan and AJC in fiscal year 2019.
The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

(in thousands)	2019	2018
Net liabilities at September 30,	$18,373	$11,160
Additions	1,500	673
Total gains or losses:
Included in earnings	—	314
Net liabilities at December 31,	$19,873	$12,147

The following table provides quantitative information (in thousands) about our Level 3 unobservable inputs at December 31, 2019:

Fair Value	Valuation Technique	Unobservable Input	Unobservable Input	Range	Weighted Average (1)
$6,000	Monte Carlo simulation	Discount rate	2.8%
		Revenue Volatility	24.4%
		Risk free rate	1.9%
$13,873	Probability Analysis	Discount rate	3.0%
		Payment amounts		$3,000 - $7,000	$4,800
		Probabilities		40% - 54%	47%

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
The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2019 and September 30, 2019:

(in millions)	December 31, 2019	September 30, 2019
Carrying value of long-term fixed-rate debt	$479.4	$479.4
Fair value of long-term fixed-rate debt	532.4	526.4

The fair value for the $487.1 million fixed-rate debt is based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.
The estimated fair value of our investments, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs. As of December 31, 2019, we recorded a gain of $2.8 million, which resulted from the increase in the fair value of our investments from September 30, 2019.
NOTE 15 EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost
The following provides information at December 31, 2019 and 2018, related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended December 31,
(in thousands)	2019	2018
Interest cost	$1,097	$1,097
Expected return on plan assets	(1,381)	(1,386)
Recognized net actuarial loss	669	292
Net pension expense	$385	$3

Employer Contributions
We did not contribute to the Pension Plan during the three months ended December 31, 2019. For the remainder of fiscal year 2020, we do not expect minimum contributions required by law to be needed; however, we may make contributions during the remainder of fiscal year 2020 if needed to fund unexpected distributions in lieu of liquidating pension assets.

NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2019, we had purchase commitments for equipment, parts and supplies of approximately $11.1 million.

Lease Obligations
Refer to Note 6—Leases for additional information on our lease obligations.
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
In October 2017, an employee of HPIDC suffered personal injury and subsequently brought a lawsuit against the operator. Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC indemnified the operator in the lawsuit, subject to certain limitations. A settlement agreement was reached with the operator. As of September 30, 2019, we accrued $9.5 million for this lawsuit, which was subsequently paid out during the three months ended December 31, 2019. The Company and its subsidiaries are parties to various other pending legal actions arising in the ordinary course of our business. We maintain insurance against certain business risks subject to certain deductibles.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our financial condition, cash flows, or results of operations. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time.  If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range.  We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.
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
As of December 31, 2019, our contract drilling services business includes the following reportable operating segments: U.S. Land, Offshore, International Land and H&P Technologies. This is consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Additionally, during the fourth quarter of fiscal year 2019, we migrated our FlexApp offerings into our H&P Technologies segment. The activity of our FlexApps was previously included in our U.S. Land segment. All segment disclosures have been restated, as practicable, for these segment changes. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance company are included in "Other". Consolidated revenues and expenses reflect the elimination of intercompany transactions.
Each reportable operating segment is a strategic business unit that is managed separately, and consolidated revenues and expenses reflect the elimination of all material intercompany transactions. Other includes additional non-reportable operating segments. External revenues included in “Other” primarily consist of rental income.

Segment Performance
We evaluate segment performance based on income or loss from continuing operations (segment operating income) before income taxes which includes:

•	Revenues from external and internal customers

•	Direct operating costs

•	Depreciation and amortization

•	Allocated general and administrative costs

•	Asset impairment charges
but excludes gain on sale of assets and corporate selling, general and administrative costs and corporate depreciation.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three months ended December 31, 2019 and 2018 is shown in the following tables:

	Three Months Ended December 31, 2019
(in thousands)	U.S. Land	Offshore	International Land	H&P Technologies	Other	Eliminations	Total
External Sales	$508,828	$40,255	$46,462	$15,853	$3,259	$—	$614,657
Intersegment	—	—	—	2,699	7,740	(10,439)	—
Total Sales	508,828	40,255	46,462	18,552	10,999	(10,439)	614,657

Segment Operating Income (Loss)	56,690	6,328	3,115	(4,551)	(1,237)		60,345

	Three Months Ended December 31, 2018
(in thousands)	U.S. Land (1)	Offshore	International Land	H&P Technologies (1)	Other	Eliminations	Total
External Sales	$619,425	$36,910	$66,287	$14,736	$3,240	$—	$740,598
Intersegment	—	—	—	—	—	—	—
Total Sales	619,425	36,910	66,287	14,736	3,240	—	740,598

Segment Operating Income (Loss)	75,748	7,168	6,630	(6,381)	1,554	—	84,719

(1)
Prior period information has been restated to reflect the transfer of FlexApp revenue and the related costs from U.S. Land to H&P Technologies. Certain FlexApp revenue not separately priced in drilling contracts, and recorded in the U.S. Land segment, was impracticable to retrospectively quantify, and as such was not restated.

The following table reconciles segment operating income per the tables above to income from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2019	2018
Segment operating income	$60,345	$84,719
Gain on sale of assets	4,279	5,545
Corporate selling, general and administrative costs and corporate depreciation	(33,256)	(35,975)
Operating income from continuing operations	31,368	54,289
Other income (expense)
Interest and dividend income	2,214	2,450
Interest expense	(6,100)	(4,720)
Gain (loss) on investment securities	2,821	(42,844)
Gain on sale of subsidiary	14,963	—
Other	(399)	541
Total unallocated amounts	13,499	(44,573)
Income from continuing operations before income taxes	$44,867	$9,716

The following table presents total assets by reportable segment:

(in thousands)	December 31, 2019	September 30, 2019
Total assets (1)
U.S. Land	$4,601,633	$5,099,583
Offshore	109,564	102,442
International Land	353,681	217,094
H&P Technologies	189,371	184,558
Other	31,723	32,532
	5,285,972	5,636,209
Investments and corporate operations	555,538	203,306
Total assets from continuing operations	5,841,510	5,839,515
Discontinued operations	—	—
	$5,841,510	$5,839,515

(1)	Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2019	2018
Operating revenues
United States	$566,815	$674,001
Argentina	40,609	41,605
Bahrain	4,684	2,528
Colombia	996	17,426
Other Foreign	1,553	5,038
Total	$614,657	$740,598

Refer to Note 11—Revenue from Contracts with Customers for additional information regarding the recognition of revenue upon adoption of ASC 606.

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
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2019 Annual Report on Form 10-K under Item 1A— “Risk Factors,” as well as in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2019, our drilling rig fleet included a total of 338 drilling rigs. Our contract drilling services segments consist of the U.S. Land segment with 299 rigs, the Offshore segment with eight offshore platform rigs and the International Land segment with 31 rigs as of December 31, 2019. At the close of the first quarter of fiscal year 2020, we had 219 contracted rigs, of which 142 were under a fixed term contract and 77 were working well-to-well, compared to 218 contracted rigs at September 30, 2019. As the U.S. land drilling industry recovered from an all-time low of approximately 380 active rigs in the summer of 2016, we led the way in reactivating rigs in the United States and gained significant market share in the process. We believe that our success during this time frame is validation of the capabilities of our land drilling fleet and our decisions during the downturn to prepare for an eventual improvement in the business, and our ability to deliver best-in-class field performance and customer satisfaction. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, financial strength, long term contract backlog and strong customer and employee base position us very well to take advantage of future opportunities.
Market Outlook
Our revenues are derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas (“E&Ps”). Generally, the level of capital expenditures is dictated by current and expected future prices of crude oil and natural gas, which are determined by various supply and demand factors. Both commodities have historically been, and we expect them to continue to be, cyclical and highly volatile.
With respect to U.S. Land Drilling, the resurgence of oil and natural gas production coming from the United States brought about by unconventional shale drilling for oil has significantly impacted the supply of oil and natural gas. The advent of unconventional drilling in the United States began in early 2009 and continues to evolve as E&Ps drill longer lateral wells with tighter well spacing. During this time, we designed, built and delivered to the market new technology AC drive (FlexRig®) rigs, substantially growing our fleet. The pace of progress of unconventional drilling over the years has been cyclical and volatile, dictated by crude oil and natural gas price fluctuations, which at times have proven to be dramatic. Throughout this time, the length of the lateral section of wells drilled in the U.S. has continued to grow. The progression of longer lateral wells has required many of the industry’s rigs to be upgraded to certain specifications in order to meet the technical challenges of drilling longer lateral wells. The upgraded rigs meeting those specifications are commonly referred to in the industry as super-spec rigs and have the following specific characteristics: AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
As a result of having a large super-spec fleet and a large number of rigs that could readily and economically be upgraded to the super-spec classification, we gained market share and became the largest provider of super-spec rigs in the industry. As such, we believe we are well positioned to respond to various market conditions.
Despite recent crude oil prices pushing in excess of $60 per barrel, they have receded to the low $50's; therefore, we anticipate our customers will set their 2020 capital budgets on a more modest level for crude oil pricing. While we believe this level of capital spending is supportive of higher activity levels than experienced in late 2019, we do not envision sizeable increases from those levels during 2020. We expect our customers to remain capital disciplined, which will ultimately impact their level of spending during 2020.
Utilization for our super-spec FlexRig fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization). The decline in industry activity during calendar year 2019 resulted in customers idling some of our super-spec rigs. At December 31, 2019, we had 47 idle super-spec rigs out of our fleet of 233 super-spec FlexRig drilling rigs. Some customers may have a requirement or a preference for walking multiple-well pad capability, and we would convert certain idle super-spec skidding rigs to walking for multi-year term contracts. The lack of a sizable commitment to super-spec upgrades in fiscal year 2020 is the main driver of the decrease in our capital expenditure budget, which is initially set at between $275 million and $300 million for fiscal year 2020, down from $458.4 million in fiscal year 2019.
In our H&P Technologies segment, we expect further market penetration of our digital technology offerings as customers continue to appreciate the economic benefits of deploying these technologies in their well programs. We continue to see the expansion for more pronounced industry adoption at a measured pace, though realizing the inherent challenges in adopting new and disruptive technologies in a flat oil price environment. Similar to our other segments, H&P Technologies shares the same underlying drivers in terms of crude oil prices and E&Ps' capital expenditures but is ultimately tied to both rig count activity and market penetration of the Company and the industry.
In our International Land Drilling segment, we believe that our market leading position in the Neuquén basin of Argentina provides opportunities for us to either deploy additional AC rigs from the United States or upgrade rigs in Argentina to super-spec. However, a recent political regime change in the country may impact the current contracting environment and possibly delay such opportunities further into calendar year 2020 or beyond. We continue to believe that our international land operations are a potential area of growth over the next several years, including for idle U.S. AC rigs, but acknowledge that such growth may be sporadic.
For the three months ended December 31, 2019, our Offshore Drilling operations have reported relatively stable utilization and cash flows and we expect a similar operating environment during fiscal year 2020.
Recent Developments
Liquidity

In November 2019, we entered into the first amendment to our 2018 Credit Facility (as defined herein) by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “2018 Credit Facility Amendment”). Among other things, the 2018 Credit Facility Amendment (i) extended the maturity date of the 2018 Credit Facility by one year to November 13, 2024, (ii) deleted certain negative covenants and (iii) refreshed the number of permissible extensions of the maturity date that require only the consent of extending lenders.

Business Segments

During the fourth quarter of fiscal year 2019, we migrated our FlexApp offerings into our H&P Technologies segment. The activity of our FlexApps was previously included in our U.S. Land segment. All segment disclosures have been restated, as practicable, for these segment changes.
Self-Insurance

On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. In addition, we intend to utilize the Captive to insure the deductibles for our drilling rigs and related equipment under a property insurance program. The Company and the Captive maintain excess and reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted escrow account, resulting in a transfer of risk from our operating subsidiaries to the Captive for the deductible self-insurance retention. The actuarial estimated underwriting expenses for to the three months ended December 31, 2019 was approximately $8.5 million and was recorded within the Other operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues and expenses during the three months ended December 31, 2019 amounted to $7.7 million, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the U.S. Land, Offshore, and International Land reportable operating segments and are reflected as intersegment sales within "Other".
Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly-owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the H&P Technologies reportable segment. This transaction does not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
Contract Backlog
As of December 31, 2019, and September 30, 2019, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.1 billion and $1.2 billion, respectively. The decrease in backlog at December 31, 2019 from September 30, 2019 is primarily due to a decrease in the number of remaining term contract days in the U.S. Land segment during the first three months of fiscal year 2020. Approximately 37.4 percent of the December 31, 2019 total backlog is reasonably expected to be fulfilled in fiscal year 2021 and thereafter. We do not have material long-term contracts related to our H&P Technologies segment.

The following table sets forth the total backlog by reportable segment as of December 31, 2019 and September 30, 2019, and the percentage of the December 31, 2019 backlog reasonably expected to be fulfilled in fiscal year 2021 and thereafter:

(in billions)	December 31, 2019	September 30, 2019	Percentage Reasonably Expected to be Filled in Fiscal Year 2021 and Thereafter
U.S. Land	$0.9	$1.0	33.6%
Offshore	—	—	—
International Land	0.2	0.2	59.9
	$1.1	$1.2
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, in some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Also, our customers may be unable to perform their contractual obligations. Accordingly, the actual amount of revenue earned may vary from the backlog reported. See “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may continue to decline and may not be ultimately realized as fixed‑term contracts may in certain instances be terminated without an early termination payment,” of our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.
Results of Operations for the Three Months Ended December 31, 2019 and 2018
Consolidated Results of Operations
Net Income We reported income from continuing operations of $30.7 million ($0.27 per diluted share) from operating revenues of $614.7 million for the three months ended December 31, 2019 compared to income from continuing operations of $8.4 million ($0.07 per diluted share) from operating revenues of $740.6 million for the three months ended December 31, 2018. Included in the net income for the three months ended December 31, 2019 is a loss of $0.1 million (no impact per diluted share) from discontinued operations. Including discontinued operations, we recorded net income of $30.6 million ($0.27 per diluted share) for the three months ended December 31, 2019 compared to net income of $19.0 million ($0.17 per diluted share) for the three months ended December 31, 2018.
Research and Development For the three months ended December 31, 2019 and 2018, we incurred $6.9 million and $7.0 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $49.8 million during the three months ended December 31, 2019 compared to $54.5 million in the three months ended December 31, 2018. The $4.7 million decrease in fiscal year 2020 compared to the same period in fiscal year 2019 is primarily due to lower professional services expenses.
Income Taxes We had income tax expense of $14.1 million for the three months ended December 31, 2019 (which includes discrete tax expense of $2.4 million primarily related to equity compensation) compared to income tax expense of $1.4 million (which included a discrete tax benefit of $1.7 million related to the reversal of an uncertain tax liability, as the statute of limitation expired) for the three months ended December 31, 2018.  Our statutory federal income tax rate for fiscal year 2020 is 21.0 percent (before incremental state and foreign taxes).

U.S. Land Operations Segment

	Three Months Ended December 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$508,828	$619,425	(17.9)%
Direct operating expenses	327,292	407,852	(19.8)
Research and development	259	166	56.0
Selling, general and administrative expense	10,861	11,656	(6.8)
Depreciation	113,726	124,003	(8.3)
Segment operating income	$56,690	$75,748	(25.2)
Operating Statistics (1):
Revenue days	17,684	21,933	(19.4)%
Average rig revenue per day	$25,405	$25,047	1.4
Average rig expense per day	14,987	15,400	(2.7)
Average rig margin per day	$10,418	$9,647	8.0
Rig utilization	64%	68%	(5.9)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $59.6 million and $70.1 million during the three months ended December 31, 2019 and 2018, respectively. Average expense per day excludes intercompany expense activity related to FlexApps of $2.7 million for the three months ended December 31, 2019.

Operating Income The U.S. Land segment had operating income of $56.7 million for the three months ended December 31, 2019 compared to operating income of $75.7 million in the same period of fiscal year 2019.  Revenues were $508.8 million and $619.4 million in the three months ended December 31, 2019 and 2018, respectively.  Included in U.S. land revenues for the three months ended December 31, 2019 is early termination revenue of $0.1 million compared to $2.4 million during the same period of fiscal year 2019. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us). The decrease in direct operating expenses is primarily due to a settled lawsuit that constitutes $821 per day for the three months ended December 31, 2018.
Revenue Excluding early termination per day revenue of $8 and $109 for the three months ended December 31, 2019 and 2018, respectively, average rig revenue per day increased by $459 to $25,397 as dayrate pricing and customer utilization of our FlexServices offerings improved year-over-year. Compared to the three months ended December 31, 2018, our revenue days declined by 19.4 percent. This decline was driven by a focus on free cash flow generation and budget discipline by many of our publicly-traded E&P customers which commenced during the fiscal year 2019.
Direct Operating Expenses Average expense per day decreased $413 to $14,987 during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.  The decrease is primarily due to a settled lawsuit that constitutes $821 per day for the three months ended December 31, 2018.
Depreciation Depreciation includes charges for abandoned equipment of $0.8 million and $0.7 million for the three months ended December 31, 2019 and 2018, respectively. In the three months ended December 31, 2019, depreciation expense included $0.5 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2020 as compared to $2.5 million of accelerated depreciation for the three months ended December 31, 2018.
Utilization U.S. land rig utilization decreased to 64 percent for the three months ended December 31, 2019 compared to 68 percent during the three months ended December 31, 2018.  At December 31, 2019, 195 out of 299 existing rigs in the U.S. Land segment were contracted. Of the 195 contracted rigs, 132 were under fixed term contracts and 63 were working in the spot market.

Offshore Operations Segment

	Three Months Ended December 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$40,255	$36,910	9.1%
Direct operating expenses	30,045	26,305	14.2
Selling, general and administrative expense	1,137	769	47.9
Depreciation	2,745	2,668	2.9
Segment operating income	$6,328	$7,168	(11.7)
Operating Statistics (1):
Revenue days	550	525	4.8%
Average rig revenue per day	$43,839	$35,635	23.0
Average rig expense per day	30,602	25,637	19.4
Average rig margin per day	$13,237	$9,998	32.4
Rig utilization	75%	71%	5.6

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $9.9 million and $5.8 million for the three months ended December 31, 2019 and 2018, respectively. The operating statistics only include rigs that we own and exclude offshore platform management and labor service contracts revenues of $6.2 million and $12.5 million, offshore platform management and labor service contracts expenses of $3.3 million and $7.1 million, and currency revaluation expense of $10.8 thousand and $11.0 thousand for the three months ended December 31, 2019 and 2018, respectively.

Operating Income During the three months ended December 31, 2019, the Offshore segment had operating income of $6.3 million compared to operating income of $7.2 million for the three months ended December 31, 2018. This decrease is primarily attributable to lower contribution from two rigs that demobilized back to shore during the first quarter of fiscal year 2020. We expect one of the two rigs to begin mobilizing to a new platform during the second quarter of fiscal year 2020.
Revenue Average rig revenue per day increased in the three months ended December 31, 2019 compared to the three months ended December 31, 2018 due to one of our customers shifting their activity from a customer-owned rig managed by H&P to a rig owned by H&P.
Direct Operating Expenses Average rig expense increased to $30,602 per day during the three months ended December 31, 2019 from $25,637 per day due to the factors mentioned above.
Utilization As of December 31, 2019 and 2018, six of our eight available platform rigs were under contract. Subsequently, in early January 2020, our contracted rigs were reduced to five.
International Land Operations Segment

	Three Months Ended December 31,
(in thousands, except operating statistics)	2019	2018	% Change
Operating revenues	$46,462	$66,287	(29.9)%
Direct operating expenses	34,075	47,539	(28.3)
Selling, general and administrative expense	1,455	2,281	(36.2)
Depreciation	7,817	9,837	(20.5)
Segment operating income	$3,115	$6,630	(53.0)
Operating Statistics (1):
Revenue days	1,619	1,758	(7.9)%
Average rig revenue per day	$27,714	$35,575	(22.1)
Average rig expense per day	20,506	22,704	(9.7)
Average rig margin per day	$7,208	$12,871	(44.0)
Rig utilization	57%	60%	(5.0)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $1.6 million and $3.7 million for the three months ended December 31, 2019 and 2018, respectively. Also excluded are the effects of currency revaluation income and expense of $(0.7) million and $3.9 million for the three months ended December 31, 2019 and 2018, respectively.

Operating Income The International Land segment had operating income of $3.1 million for the three months ended December 31, 2019 compared to operating income of $6.6 million for the three months ended December 31, 2018.

Revenue We experienced a 7.9 percent decrease in revenue days when comparing the three months ended December 31, 2019 to the three months ended December 31, 2018. The average number of active rigs was 17.6 during the three months ended December 31, 2019 compared to 19.1 during the same period in fiscal year 2019.
Direct Operating Expenses Average rig expense decreased to $20,506 per day during the three months ended December 31, 2019 as compared to $22,704 per day during the three months ended December 31, 2018. This decrease was primarily attributable to the devaluation of the Argentine peso, which decreased our average daily expenses as a result of being translated from local currency to the U.S. dollar.
Utilization Our utilization decreased during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. At December 31, 2019, 18 out of 31 existing rigs in the International Land segment were contracted. Of the 18 contracted rigs, nine were under fixed term contracts and nine were working in the spot market.
H&P Technologies Operations Segment

	Three Months Ended December 31,
(in thousands)	2019	2018	% Change
Operating revenues	$18,552	$14,736	25.9%
Direct operating expenses	8,389	6,326	32.6
Research and development	6,490	6,853	(5.3)
Selling, general and administrative expense	5,885	6,056	(2.8)
Depreciation and amortization	2,339	1,882	24.3
Segment operating loss	$(4,551)	$(6,381)	(28.7)
Operating Loss H&P Technologies had an operating loss of $4.6 million in the three months ended December 31, 2019 compared to an operating loss of $6.4 million in the three months ended December 31, 2018. The change was primarily driven by revenue growth, partially offset by additional direct operating expenses.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2019	2018	% Change
Operating revenues	$10,999	$3,240	239.5%
Direct operating expenses	11,545	1,274	806.2
Research and development	129	—	—
Selling, general and administrative expense	241	—	—
Depreciation	321	412	(22.1)
Operating income (loss)	$(1,237)	$1,554	(179.6)
Operating Income (Loss) On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs include accruals for estimated losses of approximately $8.5 million allocated to the Captive during the three months ended December 31, 2019. Intercompany premium revenues recorded by the Captive during the three months ended December 31, 2019 amounted to $7.7 million, which were eliminated upon consolidation.
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
As of December 31, 2019, we had $355.0 million of cash on hand and $57.0 million of short-term investments. Our cash flows for the three months ended December 31, 2019 and 2018 are presented below:

	Three Months Ended December 31,
(in thousands)	2019	2018
Net cash provided (used) by:
Operating activities	$111,781	$209,482
Investing activities	(23,035)	(186,730)
Financing activities	(77,402)	(86,347)
Increase (decrease) in cash and cash equivalents	$11,344	$(63,595)
Operating Activities
Net working capital excluding cash and short-term investments were $323.2 million as of December 31, 2019 compared to $303.9 million as of September 30, 2019. Cash flows from operating activities were approximately $111.8 million for the three months ended December 31, 2019 compared to approximately $209.5 million for the three months ended December 31, 2018.  The decrease was primarily driven by less activity coupled with an unfavorable variance in the use of working capital. In particular, the timing of when legal settlements in the first quarter of fiscal years 2019 and 2020 were accrued and paid out had unusual impacts on the year-over-year comparison in our cash flow from operations.
Investing Activities
Capital Expenditures Our investing activities are primarily related to capital expenditures for our fleet. Our capital expenditures during the three months ended December 31, 2019 were $46.0 million compared to $196.1 million during the three months ended December 31, 2018. The year-over-year decrease in capital expenditures is driven by a decrease in super-spec upgrades.
Sale of Assets Our proceeds from asset sales totaled $11.9 million during the three months ended December 31, 2019 and $11.6 million during the three months ended December 31, 2019. These sales were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.
Sale of Subsidiary In December 2019, we closed on the sale of a wholly-owned subsidiary of HPIDC, TerraVici. As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser, in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million.
Stock Portfolio Held We manage marketable securities consisting of common shares of Schlumberger, Ltd. that, at the end of the first quarter of fiscal year 2019, had a fair value of $18.8 million. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. The portfolio is recorded at fair value on our balance sheet.
Our marketable securities held as of December 31, 2019 are presented below:

(in thousands, except share amounts)	Number of Shares	Cost Basis	Market Value
Schlumberger, Ltd.	467,500	3,713	18,794
Financing Activities
We paid dividends of $0.71 per share during the three months ended December 31, 2019 and 2018. Total dividends paid were $77.6 million and $78.1 million during the three months ended December 31, 2019 and 2018, respectively. Adjusting for stock splits accordingly, we have increased the effective annual dividend per share every fiscal year for the past 48 years. The declaration and amount of future dividends is at the discretion of our Board of Directors and subject to our financial condition, results of operations, cash flows, and other factors our Board of Directors deems relevant.
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for an unsecured revolving credit facility (the “2018 Credit Facility”), which was originally set to mature on November 13, 2023. Pursuant to the 2018 Credit Facility Amendment entered into on November 13, 2019, among other things, the maturity date was extended by one year to November 13, 2024. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor's. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2019, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of December 31, 2019, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively. As of December 31, 2019, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $14.1 million of financial guarantees were outstanding as of December 31, 2019. The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2019, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2020.
Senior Notes
Exchange Offer and Consent Solicitation
On December 20, 2018, we settled an offer to exchange (the “Exchange Offer”) any and all outstanding 4.65 percent unsecured senior notes due 2025 of HPIDC (the "HPIDC 2025 Notes") for (i) up to $500 million aggregate principal amount of new 4.65 percent unsecured senior notes due 2025 of the Company (the “Company 2025 Notes”), with registration rights, and (ii) cash, pursuant to which we issued approximately $487.1 million in aggregate principal amount of Company 2025 Notes. Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The debt issuance costs are being amortized straight-line over the stated life of the obligation, which approximates the effective interest method.
Following the consummation of the Exchange Offer, HPIDC had outstanding approximately $12.9 million in aggregate principal amount of HPIDC 2025 Notes. On December 20, 2018, HPIDC, the Company and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture to the indenture governing the HPIDC 2025 Notes to adopt certain proposed amendments pursuant to a consent solicitation conducted concurrently with the Exchange Offer.
On September 27, 2019, we redeemed the remaining approximately $12.9 million in aggregate principal amount of HPIDC 2025 Notes for approximately $14.6 million, including accrued interest and a prepayment premium. Simultaneously with the redemption of the HPIDC 2025 Notes, HPIDC was released as a guarantor under the Company 2025 Notes and the 2018 Credit Facility. As a result of such release, H&P is the only obligor under the Company 2025 Notes and the 2018 Credit Facility.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2020, are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $479.4 million at December 31, 2019 and matures on March 19, 2025. The long-term debt to total capitalization ratio was 10.9 percent and 10.2 percent at December 31, 2019 and 2018, respectively. For additional information regarding debt agreements, refer to Note 8—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2019.

Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
Material Commitments
Material commitments as reported in our 2019 Annual Report on Form 10-K have not changed significantly at December 31, 2019, other than those disclosed in Note 16—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2019 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates, with the exception of lease accounting. We adopted ASC 842 - Leases on October 1, 2019. For further discussion of the changes to our leases policy, as a result of adopting ASC 842, see Note 6—Leases to the Unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
See Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see

•
Note 14—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;

•	“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report on Form 10-K filed with the SEC on November 15, 2019;

•	Note 8—Debt to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and

•
Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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
10.1
Amendment No. 1 to Credit Agreement, dated November 13, 2019, among Helmerich & Payne, Inc., the lenders party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, SEC File No. 001-04221).

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2019, filed on February 5, 2020, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 5, 2020	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	February 5, 2020	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer (Principal Financial Officer)