Form 10-Q
period 2020-03-31
Helmerich & Payne, Inc.
filed 2020-05-04
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended:  March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 24, 2020
Common Stock, $0.10 par value	107,418,296

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
(in thousands except share data and per share amounts)	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$336,089	$347,943
Short-term investments	45,655	52,960
Accounts receivable, net of allowance of $3,108 and $9,927, respectively	531,556	495,602
Inventories of materials and supplies, net	112,474	149,653
Prepaid expenses and other	94,342	68,928
Total current assets	1,120,116	1,115,086

Investments	20,300	31,991
Property, plant and equipment, net	3,840,213	4,502,084
Other Noncurrent Assets:
Goodwill	45,653	82,786
Intangible assets, net	84,533	86,716
Operating lease right-of-use asset	48,730	—
Other assets	17,209	20,852
Total other noncurrent assets	196,125	190,354

Total assets	$5,176,754	$5,839,515

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$144,794	$123,146
Accrued liabilities	232,625	287,092
Total current liabilities	377,419	410,238

Noncurrent Liabilities:
Long-term debt, net	479,811	479,356
Deferred income taxes	700,360	806,611
Other	142,664	115,746
Noncurrent liabilities - discontinued operations	15,494	15,341
Total noncurrent liabilities	1,338,329	1,417,054
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized,112,151,563 and 112,080,262 shares issued as of March 31, 2020 and September 30, 2019, respectively, and 107,418,296 and 108,437,904 shares outstanding as of March 31, 2020 and September 30, 2019, respectively	11,215	11,208
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	509,928	510,305
Retained earnings	3,168,966	3,714,307
Accumulated other comprehensive loss	(27,603)	(28,635)
Treasury stock, at cost, 4,733,267 shares and 3,642,358 shares as of March 31, 2020 and September 30, 2019, respectively	(201,500)	(194,962)
Total shareholders’ equity	3,461,006	4,012,223
Total liabilities and shareholders' equity	$5,176,754	$5,839,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating revenues
Contract drilling services	$630,290	$717,653	$1,241,688	$1,455,011
Other	3,349	3,215	6,608	6,455
	633,639	720,868	1,248,296	1,461,466
Operating costs and expenses
Contract drilling services operating expenses, excluding depreciation and amortization	417,743	441,719	817,072	929,312
Other operating expenses	1,315	1,620	2,737	2,894
Depreciation and amortization	132,006	143,161	262,137	284,620
Research and development	6,214	7,262	13,092	14,281
Selling, general and administrative	41,978	43,506	91,786	98,014
Asset impairment charge	563,234	—	563,234	—
Gain on sale of assets	(10,310)	(11,546)	(14,589)	(17,090)
	1,152,180	625,722	1,735,469	1,312,031
Operating income from continuing operations	(518,541)	95,146	(487,173)	149,435
Other income (expense)
Interest and dividend income	3,566	2,061	5,780	4,512
Interest expense	(6,095)	(6,167)	(12,195)	(10,888)
Gain (loss) on investment securities	(12,413)	5,878	(9,592)	(36,957)
Gain on sale of subsidiary	—	—	14,963	—
Other	(398)	17	(797)	548
	(15,340)	1,789	(1,841)	(42,785)
Income (loss) from continuing operations before income taxes	(533,881)	96,935	(489,014)	106,650
Income tax provision (benefit)	(113,413)	25,078	(99,275)	26,429
Income (loss) from continuing operations	(420,468)	71,857	(389,739)	80,221
Income from discontinued operations before income taxes	6,067	2,889	13,524	15,554
Income tax provision	6,139	13,855	13,720	15,925
Loss from discontinued operations	(72)	(10,966)	(196)	(371)
Net income (loss)	$(420,540)	$60,891	$(389,935)	$79,850

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(3.88)	$0.65	$(3.61)	$0.72
Loss from discontinued operations	—	(0.10)	—	—
Net income (loss)	$(3.88)	$0.55	$(3.61)	$0.72

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(3.88)	$0.65	$(3.61)	$0.72
Loss from discontinued operations	—	(0.10)	—	—
Net income (loss)	$(3.88)	$0.55	$(3.61)	$0.72

Weighted average shares outstanding:
Basic	108,557	109,406	108,556	109,273
Diluted	108,557	109,503	108,556	109,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(420,540)	$60,891	$(389,935)	$79,850
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net of income taxes of ($0.2) million and ($0.3) million for the three and six months ended March 31, 2020, respectively, and ($0.1) million and ($0.1) million for the three and six months ended March 31, 2019, respectively	516	224	1,032	449
Other comprehensive income	516	224	1,032	449
Comprehensive income (loss)	$(420,024)	$61,115	$(388,903)	$80,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Six Months Ended March 31, 2020
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income:
Net income	—	—	—	30,605	—	—	—	30,605
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(78,652)	—	—	—	(78,652)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,103)	—	—	(110)	7,148	4,045
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,126)	—	—	(258)	14,718	(3,401)
Stock-based compensation	—	—	10,201	—	—	—	—	10,201
Balance, December 31, 2019	112,151	$11,215	$499,277	$3,666,260	$(28,119)	3,274	$(173,096)	$3,975,537
Comprehensive income:
Net loss	—	—	—	(420,540)	—	—	—	(420,540)
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(76,754)	—	—	—	(76,754)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(47)	—	—	—	47	—
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(53)	—	—	(1)	53	—
Stock-based compensation	—	—	10,751	—	—	—	—	10,751
Share repurchases	—	—	—	—	—	1,460	(28,504)	(28,504)
Balance, March 31, 2020	112,151	$11,215	$509,928	$3,168,966	$(27,603)	4,733	$(201,500)	$3,461,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Six Months Ended March 31, 2019
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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(389,935)	$79,850
Adjustment for loss from discontinued operations	196	371
Income (loss) from continuing operations	(389,739)	80,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	262,137	284,620
Asset impairment charges	563,234	—
Amortization of debt discount and debt issuance costs	900	752
Provision for (recovery of) bad debt	1,779	(75)
Stock-based compensation	20,952	16,589
Loss on investment securities	9,592	36,957
Gain on sale of assets	(14,589)	(17,090)
Gain on sale of subsidiary	(14,963)	—
Deferred income tax (benefit) expense	(106,878)	8,827
Other	(3,779)	(3,209)
Change in assets and liabilities increasing (decreasing) cash:
Accounts receivable	(37,717)	13,642
Inventories of materials and supplies	(1,380)	(3,268)
Prepaid expenses and other	(15,962)	3,960
Other noncurrent assets	10,107	(4,602)
Accounts payable	21,764	(2,639)
Accrued liabilities	(68,146)	(456)
Deferred income tax liability	322	160
Other noncurrent liabilities	(4,964)	(5,326)
Net cash provided by operating activities from continuing operations	232,670	409,063
Net cash used in operating activities from discontinued operations	(28)	(45)
Net cash provided by operating activities	232,642	409,018
Cash flows from investing activities:
Capital expenditures	(94,312)	(329,980)
Purchase of short-term investments	(36,336)	(42,406)
Payment for acquisition of business, net of cash acquired	—	(2,781)
Proceeds from sale of short-term investments	43,894	58,015
Proceeds from sale of subsidiary	15,056	—
Proceeds from asset sales	24,799	24,559
Other	(51)	—
Net cash used in investing activities	(46,950)	(292,593)
Cash flows from financing activities:
Dividends paid	(155,890)	(156,580)
Debt issuance costs paid	—	(3,912)
Proceeds from stock option exercises	4,100	2,257
Payments for employee taxes on net settlement of equity awards	(3,455)	(6,268)
Payment of contingent consideration from acquisition of business	(4,250)	—
Share repurchases	(28,504)	—
Other	(445)	—
Net cash used in financing activities	(188,444)	(164,503)
Net decrease in cash and cash equivalents and restricted cash	(2,752)	(48,078)
Cash and cash equivalents and restricted cash, beginning of period	382,971	326,185
Cash and cash equivalents and restricted cash, end of period	$380,219	$278,107

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$11,440	$13,234
Income tax paid, net	43,509	9,127
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	9,626	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	189	12,734
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
Our operations are organized into the following reportable business segments: U.S. Land, Offshore, International Land and H&P Technologies. Additionally, during the fourth quarter of fiscal year 2019, we migrated our FlexApp offerings into our H&P Technologies business segment. The activity of our FlexApps was previously included in our U.S. Land segment. All segment disclosures have been restated, as practicable, for these segment changes. Certain other corporate activities, our real estate operations, our incubator program for new research and development projects and our wholly owned captive insurance companies are included in "Other". Refer to Note 17—Business Segments and Geographic Information for further details on our reportable segments.
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
Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the H&P Technologies reportable segment. This transaction does not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
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

COVID-19 and OPEC+ Production Escalation Impacts
The recent outbreak of a novel strain of coronavirus (“COVID-19”) and its development into a pandemic in March 2020 has resulted in significant economic disruption globally, including in North America and many of the other geographic areas where we operate, or where our customers are located or suppliers or vendors operate. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers, and policies of companies around the world, resulting in many of the same effects intended by such governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing and quarantining and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our domestic operations and this has resulted in a complete suspension of all drilling operations in at least one foreign jurisdiction. In addition, a customer in one foreign jurisdiction has claimed force majeure resulting in zero chargeable revenues during the suspension period.
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we have seen a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs.
These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 and prolonged excess oil supply on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the COVID-19 outbreak within the U.S. and the parts of the world in which we operate and the related impact on the oil and gas industry, all of which are highly uncertain and cannot be predicted with certainty at this time.

From a financial perspective, we believe the Company is operationally and financially well positioned to continue operating even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. At March 31, 2020, the Company had cash and cash equivalents and short-term investments of $381.7 million. The 2018 Credit Facility (as defined within Note 8—Debt) has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. As of March 31, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company 2025 Notes (as defined within Note 8—Debt) do not come due until March 19, 2025.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Approximately $294.6 million of cash and cash equivalents resides in accounts in the United States and the remaining $41.5 million are in other countries. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $44.1 million and $34.2 million at March 31, 2020 and 2019, respectively, and $35.0 million and $41.8 million at September 30, 2019 and 2018, respectively. Of the total at March 31, 2020 and September 30, 2019, $1.9 million and $3.0 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of both fiscal period ends is from the additional capitalization of our wholly-owned captive insurance company, $39.1 million and $30.0 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies, and $1.1 million at March 31, 2020 is for other restricted purposes.  The restricted amounts are primarily invested in federally insured deposit accounts.
The restricted cash and cash equivalents are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	March 31,		September 30,
(in thousands)	2020	2019	2019	2018
Cash	$336,089	$243,912	$347,943	$284,355
Restricted Cash
Prepaid expenses and other	40,744	30,363	31,291	39,830
Other assets	3,386	3,832	3,737	2,000
Total cash, cash equivalents, and restricted cash	$380,219	$278,107	$382,971	$326,185

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
In determining the lease term, management considers all facts and circumstances that create an economic incentive to exercise an extension option, or not exercise a termination option. Extension options (or periods after termination options) are only included in the lease term if the lease is reasonably certain to be extended (or not terminated). The assessment is reviewed if a significant event or a significant change in circumstances occurs and is within the control of the lessee. Refer to Note 6—Leases for additional information regarding our leases.

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

Standards that are not yet adopted as of March 31, 2020
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) and related ASUs issued subsequent
This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income(loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019.
		October 1, 2020	We are currently evaluating the impact the new guidance may have on our unaudited condensed consolidated financial statements and disclosures.
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
		October 1, 2021	We are currently evaluating the impact the new guidance may have on our unaudited condensed consolidated financial statements and disclosures.

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
	October 1, 2021	We are currently evaluating the impact the new guidance may have on our unaudited condensed consolidated financial statements and disclosures.

Self-Insurance
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general liability claims and claims that are incurred but not reported. Estimates are based on adjusters' estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our domestic casualty losses as well as losses in our captive insurance companies. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.
On October 1, 2019, we elected to utilize a wholly owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain on the operating segment books and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We also intend to continue utilizing the Captive to insure the deductibles for our assets under a property insurance program. The Company and the Captive maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the Captive for the deductible self-insurance retention. The actuarial estimated underwriting expenses for the three and six months ended March 31, 2020 was approximately $6.0 million and $14.7 million, respectively, and was recorded within Contract drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues and expenses during the three and six months ended March 31, 2020 amounted to $10.5 million and $18.2 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the U.S. Land, Offshore, and International Land reportable operating segments and are reflected as intersegment sales within "Other". The Company previously self-insured employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will pay for health plan claims that exceed $50,000. One hundred percent of the stop-loss premium is being set aside by the Captive as reserves. The stop-loss program does not have a material impact on a consolidated basis.
International Land Drilling Risks
International Land drilling operations may significantly contribute to our revenues and net operating income. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our international land operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars, including controls that were implemented in September 2019 and are presently in effect. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. As of March 31, 2020, our cash balance in Argentina was $33.7 million.

In the past the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
For the three and six months ended March 31, 2020, we experienced aggregate foreign currency losses of $3.4 million and $2.8 million, respectively. For the three and six months ended March 31, 2019, we recorded aggregate foreign currency losses of $0.7 million and $4.6 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and six months ended March 31, 2020, approximately 8.2 percent and 8.0 percent, respectively, of our operating revenues were generated from international locations in our contract drilling business compared to 7.1 percent and 8.1 percent during the three and six months ended March 31, 2019, respectively. During the three and six months ended March 31, 2020, approximately 66.4 percent and 76.2 percent, respectively, of operating revenues from international locations were from operations in South America compared to 93.9 percent and 90.9 percent during the three and six months ended March 31, 2019, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
NOTE 3 BUSINESS COMBINATIONS
Fiscal Year 2019 Acquisitions
On August 21, 2019, we completed an acquisition of an unaffiliated company, DrillScan Energy SAS and its subsidiaries ("DrillScan"), which is now a wholly owned subsidiary of the Company, for total consideration of approximately $32.7 million, which includes $17.7 million of contingent consideration. The fair value of the total assets acquired, and liabilities assumed, as of the acquisition date, were $36.3 million and $3.6 million, respectively, including goodwill of $14.9 million. Of the total assets acquired, $19.1 million was allocated to identifiable intangible assets. DrillScan is a leading provider of proprietary drilling engineering software, well engineering services and training for the oil and gas industry. The operations of DrillScan are included in the H&P Technologies reportable business segment. The acquisition of DrillScan was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. In accordance with GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. This acquisition is still within this measurement period, and as a result, the acquisition date fair values we have recorded for the assets acquired and liabilities assumed are subject to change as a result of new information identified. During the three and six months ended March 31, 2020, as a result of new information identified related to the acquisition of DrillScan, the acquisition date fair value of the contingent consideration and goodwill increased by approximately $1.2 million.
On November 1, 2018, we completed an acquisition of an unaffiliated company, Angus Jamieson Consulting (“AJC”), which is now a wholly owned subsidiary of the Company, for total consideration of approximately $3.4 million. AJC is a software-based training and consultancy company based in Inverness, Scotland and is widely recognized as an industry leader in wellbore positioning. The operations of AJC are included in the H&P Technologies reportable segment. The acquisition of AJC has been accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The allocation of the purchase price includes goodwill of $3.1 million.

NOTE 4 DISCONTINUED OPERATIONS
Current and noncurrent liabilities from discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three and six months ended March 31, 2020 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 80,946 Bolivars per United States dollar at March 31, 2020. The DICOM floating rate might not reflect the barter market exchange rates.
NOTE 5 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2020 and September 30, 2019 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2020	September 30, 2019
Contract drilling services equipment	4 - 15 years	$7,330,789	$7,881,323
Tubulars	4 years	615,238	618,310
Real estate properties	10 - 45 years	72,517	72,507
Other	2 - 23 years	474,148	471,803
Construction in progress (1)		71,252	117,761
		8,563,944	9,161,704
Accumulated depreciation		(4,723,731)	(4,659,620)
Property, plant and equipment, net		$3,840,213	$4,502,084

(1)
Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase-orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.

Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $130.2 million and $141.7 million for the three months ended March 31, 2020 and 2019, respectively, and $258.5 million and $281.7 million for the six months ended March 31, 2020 and 2019, respectively. Included in depreciation expenses is abandonments of $0.9 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively, and $1.7 million and $5.4 million for the six months ended March 31, 2020 and 2019, respectively.
Gain on Sale of Assets
We had gains on sales of assets of $10.3 million and $11.5 million for the three months ended March 31, 2020 and 2019, respectively, and $14.6 million and $17.1 million for the six months ended March 31, 2020 and 2019, respectively. These gains were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.
Impairments

Consistent with our policy, we evaluate our drilling rigs and related equipment for impairment whenever events or changes in circumstances indicate the carrying value of these assets may exceed the estimated undiscounted future net cash flows. Our evaluation, among other things, includes a review of external market factors and an assessment on the future marketability of a specific rigs’ asset group.

During the three months ended March 31, 2020, several significant economic events took place that severely impacted the current demand on drilling services, including the significant drop in crude oil prices caused by OPEC+'s price war coupled with a decrease in the demand due to the COVID-19 pandemic. To maintain a competitive edge in a challenging market, the Company’s management introduced a new strategy focused on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. This resulted in grouping the super-spec rigs of our legacy Domestic FlexRig3 asset group with our FlexRig5 asset group creating a new "Domestic super-spec FlexRig" asset group, while combining the legacy Domestic conventional asset group, FlexRig4 asset group and FlexRig3 non-super-spec rigs into one asset group (Domestic non-super-spec asset group) (See Note 18—Subsequent Events). Given the current and projected low utilization for our Domestic non-super-spec asset group and all International asset groups, we considered these economic factors to be indicators that these asset groups may be impaired.

At March 31, 2020, we performed impairment testing on our Domestic non-super-spec and International conventional, FlexRig3, and FlexRig4 asset groups which had an aggregate net book value of $605.8 million. We concluded that the net book value of each asset group is not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $441.4 million in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020. Of the $441.4 million total impairment charge recorded, $292.4 million and $149.0 million was recorded in the U.S. Land and International Land segment, respectively. Impairment was measured as the amount by which the net book value of each asset group exceeds its fair value.

The most significant assumptions used in our undiscounted cash flow model include timing on awards of future drilling contracts, drilling rig utilization, estimated remaining useful life, and net proceeds received upon future sale/disposition. These assumptions are classified as Level 3 inputs by ASC Topic 820 Fair Value measurement and Disclosures as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts.

In determining the fair value of each asset group, we utilized a combination of income and market approaches. The significant assumptions in the valuation are based on those of a market participant and are classified as Level 2 and Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures.

The Company also recorded an additional non-cash impairment charge related to in-progress drilling equipment and rotational inventory of $44.9 million and $38.6 million, respectively, which had aggregate book values of $68.4 million and $38.6 million, respectively, in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020. Of the $83.5 million total impairment charge recorded for in-progress drilling equipment and rotational inventory, $75.8 million and $7.7 million was recorded in the U.S. Land and International Land segment, respectively.
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

As of March 31, 2020, segment assets and liabilities have all increased from September 30, 2019 as a result of the change in accounting policy. All reportable segments were affected by the change in policy.
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

We have made the accounting policy election to not recognize a right-of-use asset and corresponding liability for leases with a term of 12 months or less and leases of low-value. Additionally, ASC 842 provides lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components and account for the combined component under ASC 606 when the non-lease component is the predominant element of the combined component. The lessor practical expedient is limited to circumstances in which the lease, if accounted for separately, would be classified as an operating lease under ASC 842.
With respect to our drilling service contracts that commenced or were amended during the six months ended March 31, 2020, we concluded that our drilling contracts contain a lease component and that the non-lease component is the predominant element of the combined component of such contracts. As such, we elected to apply the practical expedient to not separate the lease and non-lease components and account for the combined component under ASC 606. Therefore, we do not expect any change in our revenue recognition patterns or disclosures as a result of our adoption of ASC 842.
Lease Position

(in thousands)	October 1, 2019	March 31, 2020
Operating lease commitments disclosed	62,218	53,998

Discounted using the lessee's incremental borrowing rate at the date of initial application	57,323	49,822
(Less): short-term leases recognized on a straight-line basis as expense	(1,252)	(1,092)
Lease liability recognized	$56,071	$48,730

Of which:
Current lease liabilities	$16,277	$13,412
Non-current lease liabilities	39,794	35,318
The recognized right-of-use assets relate to the following types of assets:

(in thousands)	October 1, 2019	March 31, 2020
Properties	$52,188	$45,123
Equipment	3,652	2,945
Other	231	662
Total right-of-use assets	$56,071	$48,730

The right-of-use assets were measured at the amount equal to the lease liability, adjusted for the amount of any prepaid or accrued lease payments recognized on the balance sheet at September 30, 2019.
Lease Costs
The following table presents certain information related to the lease costs for our operating leases:

(in thousands)	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	$4,286	$8,557
Short-term lease cost	462	1,069
Total lease cost	$4,748	$9,626
Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of March 31, 2020.

March 31, 2020
Weighted average remaining lease term	9.4
Weighted average discount rate	2.9%

Lease Obligations
Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at March 31, 2020 (in thousands) are as follows:

Fiscal Year	Amount
2020	$9,279
2021	10,017
2022	8,653
2023	7,707
2024	7,258
Thereafter	11,084
Total	$53,998

Total rent expense was $4.7 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively, and $9.6 million and $7.7 million for the six months ended March 31, 2020 and 2019, respectively. The future minimum lease payments for our Tulsa corporate office and our Tulsa industrial facility represent a material portion of the amounts shown in the table above. The lease agreement for our Tulsa corporate office commenced on May 30, 2003 and has subsequently been amended, most recently on March 12, 2018. The agreement will expire on January 31, 2025; however, we have two five-year renewal options, which were not recognized as part of our right-of-use assets and lease liabilities. The lease agreement for our Tulsa industrial facility, where we perform maintenance and assembly of FlexRig components commenced on December 21, 2018 and will expire on June 30, 2025; however, we have two two-year renewal options which were recognized as part of our right-of-use assets and lease liabilities.
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
The following is a summary of changes in goodwill (in thousands):

Balance at September 30, 2019	$82,786
Additions	1,200
Impairment	(38,333)
Balance at March 31, 2020	$45,653

During the three and six months ended March 31, 2020, as a result of new information identified related to the acquisition of DrillScan, the acquisition date fair value of the contingent consideration and goodwill increased by approximately $1.2 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our H&P Technologies reportable segment. Intangible assets consisted of the following:

		March 31, 2020			September 30, 2019
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$13,331	$75,765	$89,096	$10,256	$78,840
Intellectual property	13 years	1,500	47	1,453	—	—	—
Trade name	20 years	5,865	683	5,182	5,865	522	5,343
Customer relationships	5 years	4,000	1,867	2,133	4,000	1,467	2,533
		$100,461	$15,928	$84,533	$98,961	$12,245	$86,716

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively, and $3.7 million and $2.8 million for six months ended March 31, 2020 and 2019, respectively. Intangible amortization is estimated to be approximately $3.6 million for the remainder of fiscal year 2020, approximately $7.2 million for fiscal years 2021 and 2022, approximately $6.5 million for fiscal year 2023 and approximately $6.4 million for fiscal year 2024.
Impairments
Consistent with our policy, we test goodwill annually for impairment in the fourth quarter of our fiscal year, or more frequently if there are indicators that goodwill might be impaired. Due to the market conditions described in Note 5—Property, Plant and Equipment, we concluded that goodwill and intangible assets might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated and the intangible assets are recorded, for recoverability. This resulted in a goodwill only non-cash impairment charge of $38.3 million recorded in Asset Impairment Charge on the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020.
The recoverable amount of the H&P Technologies segment as a reporting unit is determined based on a fair value calculation which uses cash flow projections based on the Company’s financial budgets approved by the board of directors covering a five-year period, and a discount rate of 14 percent. Cash flows beyond that five-year period have been extrapolated using the fifth-year data with no implied growth factor.
The recoverable amount of the intangible assets tested for impairment within the H&P Technologies reporting unit is determined based on undiscounted cash flow projections using the Company’s financial budgets approved by the board of directors covering a five-year period, and extrapolated for the remaining weighted average useful lives of the intangible assets.

The most significant assumptions used in our cash flow model include timing on awards of future contracts, commercial pricing terms, utilization, discount rate, and the terminal value. These assumptions are classified as Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts. Although we believe the assumptions used in our analysis and the probability-weighted average of expected future cash flows are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
NOTE 8 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	March 31, 2020			September 30, 2019
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$487,148	$(7,337)	$479,811	$487,148	$(7,792)	$479,356
	487,148	(7,337)	479,811	487,148	(7,792)	479,356
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$487,148	$(7,337)	$479,811	$487,148	$(7,792)	$479,356

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
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), which is set to mature on November 13, 2024. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of March 31, 2020, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively.
As of March 31, 2020, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $14.3 million of financial guarantees were outstanding as of March 31, 2020.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2020, we were in compliance with all debt covenants.
NOTE 9 INCOME TAXES
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes certain income tax provisions for corporations; however, as of March 31, 2020, we are not anticipating any of the benefits to impact the Company’s current tax provision.
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates will occur as information and assumptions change.
Our income tax (benefit) provision from continuing operations for the three months ended March 31, 2020 and 2019 was $(113.4) million and $25.1 million, respectively, resulting in effective tax rates of 21.2 percent and 25.9 percent, respectively. Our income tax provision (benefit) from continuing operations for the six months ended March 31, 2020 and 2019 was $(99.3) million and $26.4 million, respectively, resulting in effective tax rates of 20.3 percent and 24.8 percent, respectively. The income tax benefit for the three and six months ended March 31, 2020 includes an estimated deferred tax benefit that is primarily due to the significant reduction in the GAAP basis of property as a result of the asset impairments. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2020 and 2019 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments.
The Company made $43.5 million in income tax payments during the six months ended March 31, 2020 of which approximately $21.5 million relate to fiscal year 2019. As of March 31, 2020, $17.8 million of the payments have been classified as prepaid income tax to be applied to future income tax liabilities.

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
NOTE 10 SHAREHOLDERS’ EQUITY
The Company has authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares per calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the three and six months ended March 31, 2020, we purchased 1.5 million common shares at an aggregate cost of $28.5 million, which are held as treasury shares. We had no purchases of common shares during the six months ended March 31, 2019.
A cash dividend of $0.71 per share was declared on September 4, 2019 for shareholders of record on November 11, 2019 and was paid on December 2, 2019, and a cash dividend of $0.71 per share was declared on December 13, 2019 for shareholders of record on February 10, 2020 and was paid on March 2, 2020. An additional cash dividend of $0.71 per share was declared on March 4, 2020 for shareholders of record on May 11, 2020, payable on June 1, 2020. As a result, we recorded a dividend payable of $77.3 million within Accounts Payable on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020.
Components of accumulated other comprehensive loss were as follows:

(in thousands)	March 31, 2020	September 30, 2019
Pre-tax amounts:
Unrealized actuarial loss	$(35,746)	$(37,084)
	$(35,746)	$(37,084)
After-tax amounts:
Unrealized actuarial loss	$(27,603)	$(28,635)
	$(27,603)	$(28,635)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and six months ended March 31, 2020:

(in thousands)	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Balance at beginning of period	$(28,119)	$(28,635)
Activity during the period
Amounts reclassified from accumulated other comprehensive income	516	1,032
Net current-period other comprehensive income	516	1,032
Balance at March 31, 2020	$(27,603)	$(27,603)

NOTE 11 REVENUE FROM CONTRACTS WITH CUSTOMERS
Contract Drilling Services Revenue
Due to the continued decline in the price of oil, our customers have reduced their drilling activity and we have received rig release notifications for rigs under term and well-to-well contracts. The releases for rigs under term contracts result in early termination compensation owed to us, while releases for rigs under well-to-well contracts given outside the notification window per the contract result in notification fees owed to us. During the three months ended March 31, 2020 and 2019, early termination revenue associated with term contracts was approximately $8.2 million and $1.2 million, respectively, and $8.3 million for both the six months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, notification fee revenue related to well-to-well contracts was approximately $2.2 million and $0.3 million, respectively, and $2.1 million and $0.3 million for the six months ended March 31, 2020 and 2019, respectively. Subsequent to March 31, 2020, we have received additional rig release notifications, which will result in additional early termination and notification fee revenue. Refer to Note 18—Subsequent Events.
As a result of the depressed market conditions and negative outlook for the near term, certain of our customers have opted to renegotiate existing drilling contracts. During the three months ended March 31, 2020, we agreed to certain price concessions on some of our existing drilling contracts; however, the total impact on current and future periods is not significant.
Contract Costs
We had capitalized fulfillment costs of $9.9 million and $13.9 million as of March 31, 2020 and September 30, 2019, respectively.

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2020 was approximately $837.6 million, of which approximately $413.1 million is expected to be recognized during the remainder of fiscal year 2020, approximately $312.1 million during fiscal year 2021, and approximately $112.4 million in fiscal year 2022 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. We do not have material long-term contracts related to our H&P Technologies segment.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets and liabilities:

(in thousands)	March 31, 2020	September 30, 2019
Contract assets	$2,270	$2,151

(in thousands)	March 31, 2020
Contract liabilities balance at September 30, 2019	$23,354
Payment received/accrued and deferred	13,594
Revenue recognized during the period	(24,050)
Contract liabilities balance at March 31, 2020	$12,898

NOTE 12 STOCK-BASED COMPENSATION
On March 3, 2020, the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) was approved by our stockholders. The 2020 Plan replaces our stockholder-approved Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"). The 2020 Plan is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units, share bonuses, other share-based awards and cash awards.  Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan, the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan and the 2016 Plan remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. As a result, there were no new non-qualified stock options granted during the six months ended March 31, 2020. We have also eliminated stock options as an element of our non-employee director compensation program. The Board has determined to award stock-based compensation to non-employee directors solely in the form of restricted stock. During the six months ended March 31, 2020, 727,009 shares of restricted stock awards and 258,857 performance share units were granted under the 2016 Plan and 54,118 shares of restricted stock awards were granted under the 2020 Plan.
A summary of compensation cost for stock-based payment arrangements recognized in contract drilling services operating expense and selling, general and administrative expense is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense
Stock options	$416	$938	$987	$2,354
Restricted stock	8,273	6,861	15,643	12,603
Performance share units	2,062	1,632	4,322	1,632
	$10,751	$9,431	$20,952	$16,589

Of the total stock-based compensation expense, for the three and six months ended March 31, 2020, $2.9 million and $5.3 million, respectively, was recorded in contract drilling services operating expenses on our Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended March 31, 2019, $1.8 million and $3.4 million, respectively, was recorded in contract drilling services operating expenses.
Of the total stock-based compensation expense, for the three and six months ended March 31, 2020, $7.9 million and $15.7 million, respectively, was recorded in selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended March 31, 2019, $7.6 million and $13.2 million, respectively, was recorded in selling, general and administrative expense.

Stock Options
A summary of stock option activity under all existing long-term incentive plans for the three and six months ended March 31, 2020 is presented in the following tables:

	Three Months Ended March 31, 2020
(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,028	$62.44
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2020	3,028	$62.44	5.05	$—
Vested and expected to vest at March 31, 2020	3,028	$62.44	5.05	$—
Exercisable at March 31, 2020	2,633	$62.44	4.68	$—

	Six Months Ended March 31, 2020
(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,238	$60.86
Exercised	(202)	38.02
Forfeited/Expired	(8)	39.37
Outstanding at March 31, 2020	3,028	$62.44

The total intrinsic value of options exercised during the three months ended March 31, 2019 was $0.1 million, and $0.3 million and $7.7 million during the six months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the unrecognized compensation cost related to stock options was $2.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock
Restricted stock awards consist of our common stock and are time-vested over four years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of March 31, 2020, there was $49.7 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.
A summary of the status of our restricted stock awards as of March 31, 2020 and changes in non-vested restricted stock outstanding during the six months then ended is presented below:

	Six Months Ended March 31, 2020
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2019	1,085	$61.28
Granted	781	39.99
Vested (1)	(415)	62.15
Forfeited	(15)	50.75
Non-vested restricted stock outstanding at March 31, 2020	1,436	$49.56

(1)	The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

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
The grant date fair value of performance share units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of March 31, 2020, there was $11.6 million of unrecognized compensation cost related to unvested performance share units. That cost is expected to be recognized over a weighted-average period of two years.
A summary of the status of our performance share units as of March 31, 2020 and changes in non-vested performance share units outstanding during the six months then ended is presented below:

	Six Months Ended March 31, 2020
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested performance share units outstanding at September 30, 2019	145	$62.66
Granted	259	43.40
Non-vested performance share units outstanding at March 31, 2020	404	$50.31

The weighted-average fair value calculation for performance share units granted during the six months ended March 31, 2020 is based on the following weighted-average assumptions set forth in the table below.

Six Months Ended March 31, 2020
Risk-free interest rate (1)	1.6%
Expected stock volatility (2)	34.8%
Expected term (in years)	3.2

(1)	The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance share units.

(2)	Expected volatilities are based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the performance share units.
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
Basic earnings per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, non-vested restricted stock and performance share units. Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants that receive dividends, which are considered participating securities.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$(420,468)	$71,857	$(389,739)	$80,221
Loss from discontinued operations	(72)	(10,966)	(196)	(371)
Net income (loss)	(420,540)	60,891	(389,935)	79,850
Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(1,003)	(784)	(1,994)	(1,560)

Numerator for basic earnings (loss) per share:
From continuing operations	(421,471)	71,073	(391,733)	78,661
From discontinued operations	(72)	(10,966)	(196)	(371)
	(421,543)	60,107	(391,929)	78,290
Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—

Numerator for diluted earnings (loss) per share:
From continuing operations	(421,471)	71,073	(391,733)	78,661
From discontinued operations	(72)	(10,966)	(196)	(371)
	$(421,543)	$60,107	$(391,929)	$78,290
Denominator:
Denominator for basic earnings per share - weighted-average shares	108,557	109,406	108,556	109,273
Effect of dilutive shares from stock options, restricted stock and performance share units	—	97	—	179
Denominator for diluted earnings per share - adjusted weighted-average shares	108,557	109,503	108,556	109,452

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(3.88)	$0.65	$(3.61)	$0.72
Loss from discontinued operations	—	(0.10)	—	—
Net income (loss)	$(3.88)	$0.55	$(3.61)	$0.72

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(3.88)	$0.65	$(3.61)	$0.72
Loss from discontinued operations	—	(0.10)	—	—
Net income (loss)	$(3.88)	$0.55	$(3.61)	$0.72

We had a net loss for three and six months ended March 31, 2020. Accordingly, our diluted earnings per share calculation this period was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Shares excluded from calculation of diluted earnings (loss) per share	4,579	2,921	3,579	2,770
Weighted-average price per share	$58.03	$64.04	$60.55	$64.18

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

The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value, which totaled $13.7 million at March 31, 2020 and $15.7 million at September 30, 2019. The assets are comprised of mutual funds that are measured using Level 1 inputs.
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
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at March 31, 2020 and September 30, 2019.
The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2020:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$6,545	$—	$6,545	$—
Corporate and municipal debt securities	18,985	—	18,985	—
U.S. government and federal agency securities	20,125	20,125	—	—
Total short-term investments	45,655	20,125	25,530	—
Cash and cash equivalents	336,089	336,089	—	—
Investments	6,650	6,307	343	—
Other current assets	40,744	40,744	—	—
Other assets	3,386	3,386	—	—
Total assets measured at fair value	$432,524	$406,651	$25,873	$—

Liabilities:
Contingent earnout liability	$11,823	$—	$—	$11,823

At March 31, 2020, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available.
At March 31, 2020, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 unobservable inputs consist of potential earnout payments primarily associated with our business acquisitions in fiscal year 2019.
The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Net liabilities at beginning of period	$19,873	$12,147	$18,373	$11,160
Additions	—	—	1,500	673
Total gains or losses:
Included in earnings	(3,800)	(3,132)	(3,800)	(2,818)
Settlements (1)	(4,250)	—	(4,250)	—
Net liabilities at March 31,	$11,823	$9,015	$11,823	$9,015

(1)	Settlements represent earnout payments that have been paid or earned during the period.
The following table provides quantitative information (in thousands) about our Level 3 unobservable inputs at March 31, 2020:

Fair Value	Valuation Technique	Unobservable Input	Unobservable Input	Range	Weighted Average (1)
$500	Monte Carlo simulation	Discount rate	4.5%
		Revenue Volatility	30.6%
		Risk free rate	1.2%
$11,323	Probability Analysis	Discount rate	5.0%
		Payment amounts		$3,000 - $7,000	$5,400
		Probabilities		40% - 60%	53%

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
The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2020 and September 30, 2019:

(in millions)	March 31, 2020	September 30, 2019
Carrying value of long-term fixed-rate debt	$479.8	$479.4
Fair value of long-term fixed-rate debt	494.3	526.4

The fair value for the $487.1 million fixed-rate debt is based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.
The estimated fair value of our investments, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs. As a result of the change in the fair value of our investments, we recorded a loss of $12.4 million and a loss of $9.6 million for the three and six months ended March 31, 2020, respectively.

NOTE 15 EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost
The following provides information at March 31, 2020 and 2019, related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Interest cost	$1,097	$1,097	$2,194	$2,194
Expected return on plan assets	(1,381)	(1,386)	(2,762)	(2,772)
Recognized net actuarial loss	669	291	1,338	583
Net pension expense	$385	$2	$770	$5

Employer Contributions
We did not contribute to the Pension Plan during the six months ended March 31, 2020. For the remainder of fiscal year 2020, we do not expect minimum contributions required by law to be needed; however, we may make contributions during the remainder of fiscal year 2020 if needed to fund unexpected distributions in lieu of liquidating pension assets.
NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2020, we had purchase commitments for equipment, parts and supplies of approximately $12.7 million.
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
In October 2017, an employee of HPIDC suffered personal injury and subsequently brought a lawsuit against the operator. Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC indemnified the operator in the lawsuit, subject to certain limitations. A settlement agreement was reached with the operator. As of September 30, 2019, we accrued $9.5 million for this lawsuit, which was subsequently paid out during the six months ended March 31, 2020. The Company and its subsidiaries are parties to various other pending legal actions arising in the ordinary course of our business. We maintain insurance against certain business risks subject to certain deductibles.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our financial condition, cash flows, or results of operations. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time.  If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range.  We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

NOTE 17 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
We are a performance-driven drilling solutions and technologies company based in Tulsa, Oklahoma with operations in all major U.S. onshore basins as well as South America and the Middle East. Our contract drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  We believe we are the recognized industry leader in drilling as well as technological innovation.
As of March 31, 2020, our contract drilling services business includes the following reportable operating segments: U.S. Land, Offshore, International Land and H&P Technologies. This is consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Additionally, during the fourth quarter of fiscal year 2019, we migrated our FlexApp offerings into our H&P Technologies segment. The activity of our FlexApps was previously included in our U.S. Land segment. All segment disclosures have been restated, as practicable, for these segment changes. Our real estate operations, our incubator program for new research and development projects, and our wholly owned captive insurance companies are included in "Other". Consolidated revenues and expenses reflect the elimination of intercompany transactions.
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
Summarized financial information of our reportable segments for the three months ended March 31, 2020 and 2019 is shown in the following tables:

	Three Months Ended March 31, 2020
(in thousands)	U.S. Land	Offshore	International Land	H&P Technologies	Other	Eliminations	Total
External Sales	$530,664	$33,079	$51,250	$15,297	$3,349	$—	$633,639
Intersegment	—	—	—	2,412	10,649	(13,061)	—
Total Sales	530,664	33,079	51,250	17,709	13,998	(13,061)	633,639

Segment Operating Income (Loss)	(309,093)	(3,319)	(152,469)	(33,574)	376	—	(498,079)

	Three Months Ended March 31, 2019
(in thousands)	U.S. Land (1)	Offshore	International Land	H&P Technologies (1)	Other	Eliminations	Total
External Sales	$617,533	$34,583	$50,808	$14,729	$3,215	$—	$720,868
Intersegment	—	—	—	—	—	—	—
Total Sales	617,533	34,583	50,808	14,729	3,215	—	720,868

Segment Operating Income (Loss)	102,015	4,531	7,968	(3,808)	1,164	—	111,870

(1)
Prior period information has been restated to reflect the transfer of FlexApp revenue and the related costs from U.S. Land to H&P Technologies. Certain FlexApp revenue not separately priced in drilling contracts, and recorded in the U.S. Land segment, was impracticable to retrospectively quantify, and as such was not restated.

Summarized financial information of our reportable segments for the six months ended March 31, 2020 and 2019 is shown in the following tables:

	Six Months Ended March 31, 2020
(in thousands)	U.S. Land	Offshore	International Land	H&P Technologies	Other	Eliminations	Total
External Sales	$1,039,492	$73,334	$97,712	$31,150	$6,608	$—	$1,248,296
Intersegment	—	—	—	5,111	18,545	(23,656)	—
Total Sales	1,039,492	73,334	97,712	36,261	25,153	(23,656)	1,248,296

Segment Operating Income (Loss)	(252,403)	3,009	(149,354)	(38,125)	(705)	—	(437,578)

	Six Months Ended March 31, 2019
(in thousands)	U.S. Land (1)	Offshore	International Land	H&P Technologies (1)	Other	Eliminations	Total
External Sales	$1,236,958	$71,493	$117,095	$29,465	$6,455	$—	$1,461,466
Intersegment	—	—	—	—	—	—	—
Total Sales	1,236,958	71,493	117,095	29,465	6,455	—	1,461,466

Segment Operating Income (Loss)	177,928	11,699	14,597	(10,397)	2,718	—	196,545

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

The following table reconciles segment operating income per the tables above to income from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Segment operating income	$(498,079)	$111,870	$(437,578)	$196,545
Gain on sale of assets	10,310	11,546	14,589	17,090
Corporate selling, general and administrative costs and corporate depreciation	(30,772)	(28,270)	(64,184)	(64,200)
Operating income (loss) from continuing operations	(518,541)	95,146	(487,173)	149,435
Other income (expense)
Interest and dividend income	3,566	2,061	5,780	4,512
Interest expense	(6,095)	(6,167)	(12,195)	(10,888)
Gain (loss) on investment securities	(12,413)	5,878	(9,592)	(36,957)
Gain on sale of subsidiary	—	—	14,963	—
Other	(398)	17	(797)	548
Total unallocated amounts	(15,340)	1,789	(1,841)	(42,785)
Income (loss) from continuing operations before income taxes	$(533,881)	$96,935	$(489,014)	$106,650

The following table presents total assets by reportable segment:

(in thousands)	March 31, 2020	September 30, 2019
Total assets (1)
U.S. Land	$4,158,450	$5,099,583
Offshore	111,116	102,442
International Land	179,170	217,094
H&P Technologies	151,577	184,558
Other	42,503	32,532
	4,642,816	5,636,209
Investments and corporate operations	533,938	203,306
Total assets from continuing operations	5,176,754	5,839,515
Discontinued operations	—	—
	$5,176,754	$5,839,515

(1)	Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Operating revenues
United States	$581,520	$669,424	$1,148,335	$1,343,425
Argentina	29,682	41,084	70,291	82,689
Bahrain	10,383	2,526	15,067	5,054
United Arab Emirates	6,280	—	6,453	4,728
Colombia	4,905	7,198	5,901	24,624
Other Foreign	869	636	2,249	946
Total	$633,639	$720,868	$1,248,296	$1,461,466

Refer to Note 11—Revenue from Contracts with Customers for additional information regarding the recognition of revenue upon adoption of ASC 606.
NOTE 18 SUBSEQUENT EVENTS

Subsequent to March 31, 2020, we decommissioned two rigs and 35 rigs from our legacy Domestic Conventional asset group and FlexRig3 asset group, respectively. The decommissioned rigs were impaired as of March 31, 2020 (Refer to Note 5—Property, Plant and Equipment).
While the crude oil market imbalance is a global phenomenon, it has more acutely impacted the U.S. market as a result of storage limitations subsequent to March 31, 2020. The abruptness of and the overall size of the decrease in demand for refined products, such as gasoline and diesel, has created an abundance of supply for such products causing the inventory levels of crude oil and its related refined products to become greatly elevated reaching the high end of storage capabilities. This has greatly reduced the need, or in some cases, entirely eliminated the ability of refineries to use crude oil as a feedstock. As such, E&P companies, our customers, may have limited opportunities to offload their production and even then, the selling price could be at very low, uneconomical prices. Consequently, some E&P companies have chosen to shut-in and stop production, not complete additional wells drilled and/or even drill any more wells until the market imbalance corrects and it is economical to once again resume production and drilling wells.
Subsequent to March 31, 2020, we have received additional rig release notifications, which will result in additional early termination and notification fee revenue. The total impact of the early termination revenue and notification fee revenue related to these rig release notifications received subsequent to March 31, 2020 on future periods is approximately $27.0 million.

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

•
the effect, impact, potential duration or other implications of the recent outbreak of a novel strain of coronavirus ("COVID-19") and the recent oil price collapse, and any expectations we may have with respect thereto;

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
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in this Form 10-Q under Part II, Item 1A— “Risk Factors" and in our 2019 Annual Report on Form 10-K under Item 1A— “Risk Factors,” as well as in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2020, our drilling rig fleet included a total of 339 drilling rigs. Our contract drilling services segments consist of the U.S. Land segment with 299 rigs, the Offshore segment with eight offshore platform rigs and the International Land segment with 32 rigs as of March 31, 2020. At the close of the second quarter of fiscal year 2020, we had 170 contracted rigs, of which 102 were under a fixed term contract and 68 were working well-to-well, compared to 218 contracted rigs at September 30, 2019. The U.S. land drilling industry continues to evolve, and we have led the way by upgrading and converting more rigs to the super-spec classification than any competitor in the industry. The investments in our super-spec FlexRig drilling fleet and our ability to deliver best-in-class field performance and customer satisfaction have resulted in H&P garnering the largest market share in the U.S. land drilling industry. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, financial strength, contract backlog and strong customer and employee base position us very well to respond to volatile market conditions and take advantage of future opportunities.
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
With respect to U.S. Land Drilling, the resurgence of oil and natural gas production coming from the United States brought about by unconventional shale drilling for oil has significantly impacted the supply of oil and natural gas and the type of rig utilized in the U.S. land drilling industry. The advent of unconventional drilling in the United States began in early 2009 and continues to evolve as E&Ps drill longer lateral wells with tighter well spacing. During this time, we designed, built and delivered to the market new technology AC drive rigs (FlexRig®), substantially growing our fleet. The pace of progress of unconventional drilling over the years has been cyclical and volatile, dictated by crude oil and natural gas price fluctuations, which at times have proven to be dramatic.
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
The technical requirements of drilling longer lateral wells often necessitate the use of super-spec rigs and even when not required for shorter lateral wells, there is a strong customer preference for super-spec due to the drilling efficiencies gained in utilizing a super-spec rig. As a result, there has been a structural decline in the use of non-super-spec rigs across the industry. However, as a result of having a large super-spec fleet, we gained market share and became the largest provider of super-spec rigs in the industry. As such, we believe we are well positioned to respond to various market conditions.
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil strip prices. Since the beginning of the calendar year 2020, crude oil prices fell from approximately $60 per barrel to the low-to-mid-$20 per barrel range, lower in some cases, reaching record lows. Consequently, we have seen a significant decrease in customer 2020 capital budgets representing a decline of approximately 40% from calendar year 2019 levels. There has been a corresponding dramatic decline in the demand for land rigs, such that the overall rig count for calendar 2020 will average significantly less than in calendar 2019.
Utilization for our super-spec FlexRig fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization); however, the recent decline in the demand for land rigs resulted in customers idling a large portion of our super-spec FlexRig fleet. At March 31, 2020, we had 89 idle super-spec rigs out of our FlexRig fleet of 234 super-spec rigs (62 percent utilization). Based on current customer budgets and rig release notifications, we expect our rig count to further decline by a meaningful amount.
Collectively, our other business segments, Offshore Drilling, International Land Drilling and H&P Technologies, are exposed to the same macro environment adversely affecting our U.S. Land Drilling segment and those unfavorable factors are creating similar challenges for these business segments as well.

H&P recognizes the uncertainties and concerns caused by the COVID-19 pandemic; however, we have managed the Company over time to be in a position of strength both financially and operationally when facing uncertainties of this magnitude. The COVID-19 pandemic has had an indirect, yet significant financial impact on the Company. The global response to coping with the pandemic has resulted in a drop in demand for crude oil, which when combined with a more than adequate supply of crude oil, has resulted in a sharp decline in crude oil prices causing our customers to have pronounced pullbacks in their operations and planned capital expenditures. The direct impact of COVID-19 on H&P's operations has created some challenges that we believe the Company is adequately addressing to ensure a robust continuation of our operations albeit at a lower activity level.

The Company is an ‘essential critical infrastructure’ company as defined by the Department of Homeland Security and the Cybersecurity and Infrastructure Security Agency and as such, continues to operate rigs and technology solutions, providing valuable services to our customers in support of the global energy infrastructure.

The health and safety of all H&P stakeholders - our employees, customers, and vendors - remain a top priority at the Company. Accordingly, H&P has implemented additional policies and procedures designed to protect the well-being of our stakeholders and to minimize the impact of COVID-19 on our ongoing operations. Some of the safeguards we have implemented include:

•	The Company mobilized a global COVID-19 response team to manage the evolving situation

•	H&P moved to a global "remote work" model for office personnel (beginning March 13, 2020)

•	The Company suspended all non-essential travel

•	We are adhering to CDC guidelines for evaluating actual and potential COVID-19 exposures

◦
Operational and third-party personnel are required to complete a COVID-19 questionnaire prior to reporting to a field location and office personnel are required to complete one prior to returning to their respective offices in order to evaluate actual and potential COVID-19 exposures and individuals identified as being high risk are not allowed on location

◦	The temperatures of operational personnel are taken prior to them being allowed to enter a rig site

◦	Implemented enhanced sanitation and cleaning protocols

•
We are complying with local governmental jurisdiction policies and procedures where our operations reside; in some instances, policies and procedures are more stringent in our foreign operations than in our domestic operations and this has resulted in a complete suspension of all drilling operations in at least one foreign jurisdiction

As of April 30, 2020, we have had one out of approximately 6,200 H&P employees with a confirmed case of COVID-19. Upon being notified that the employee had tested positive, the Company followed pre-established guidelines and placed the employee on leave. Upon full recovery, the employee will be required to quarantine for 14 days prior to returning to work. The Company also followed our contact tracing guidelines and quarantined employees who had been in contact with the employee in the last 14 days. None of those employees have tested positive for COVID–19. In addition, the Company applied its enhanced sanitation procedures to the employee’s work location prior to allowing employees to re-enter the location.

From a financial perspective we believe the Company is well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. Such reductions represent approximately $145 million of reduced planned cost and capital expenditures, and we anticipate further cost reductions. We also announced our intention to reduce future quarterly dividends to $0.25 per share down from $0.71 per share, commencing with any dividend that may be declared by our Board of Directors (the "Board") for the third quarter of fiscal year 2020. This reduction will result in approximately $200 million being retained by the Company on an annual basis. At March 31, 2020, the Company had cash and cash equivalents and short-term investments of $381.7 million, availability under the 2018 Credit Facility (as defined herein) of $750 million and approximately $1.1 billion in near-term liquidity. We currently do not anticipate the need to draw on the 2018 Credit Facility.

As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those where we believe there is high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At March 31, 2020, the Company had a net allowance against its accounts receivable of $3.1 million and incurred bad debt expense of $3.8 million and $1.8 million during the three and six months ended March 31, 2020, respectively. During the three months ended December 31, 2019, we recorded a bad debt recovery of $2.0 million. Subsequent to March 31, 2020, we adjusted our credit risk monitoring for specific customers, in response to the recent economic events described above.

The nature of the COVID-19 pandemic is inherently uncertain, and as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the timing or level of any subsequent recovery. As a result, the Company cannot be certain of the degree of impact on the Company’s business, results of operations and/or financial position for future periods.

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
Self-Insurance
On October 1, 2019, we elected to utilize a wholly owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain on the operating segment books and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. We also intend to continue utilizing the Captive to insure the deductibles for our assets under a property insurance program. Changes in those reserves will be reflected in segment earnings as they occur. The Company and the Captive maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the Captive for the deductible self-insurance retention. The actuarial estimated underwriting expenses for the three and six months ended March 31, 2020 was approximately $6.0 million and $14.7 million, respectively, and was recorded within Contract drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues and expenses during the three and six months ended March 31, 2020 amounted to $10.5 million and $18.2 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the U.S. Land, Offshore, and International Land reportable operating segments and are reflected as intersegment sales within "Other". The Company previously self-insured employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will pay for health plan claims that exceed $50,000. One hundred percent of the stop-loss premium is being set aside by the Captive as reserves. The stop-loss program does not have a material impact on a consolidated basis.
Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the H&P Technologies reportable segment. This transaction does not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
Impairments
During the three months ended March 31, 2020, several significant economic events took place that severely impacted the current demand on drilling services, including the significant drop in the crude oil prices caused by OPEC+'s price war coupled with the decrease in the demand due to the COVID-19 pandemic.

Property, Plant and Equipment and Inventory To maintain a competitive edge in a challenging market, the Company’s management introduced a new strategy focused on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. This resulted in grouping the super-spec rigs of our legacy Domestic FlexRig3 asset group with our FlexRig5 asset group creating a new "Domestic super-spec FlexRig" asset group, while combining the legacy Domestic conventional asset group, FlexRig4 asset group and FlexRig3 non-super-spec rigs into one asset group (Domestic non-super-spec asset group). Given the current and projected low utilization for our Domestic non-super-spec asset group and all International asset groups, we considered these economic factors to be indicators that these asset groups may be impaired.

At March 31, 2020, we performed impairment testing on our Domestic non-super-spec and International conventional, FlexRig3, and FlexRig4 asset groups which had an aggregate net book value of $605.8 million. We concluded that the net book value of each asset group is not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $441.4 million in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020. Of the $441.4 million total impairment charge recorded, $292.4 million and $149.0 million was recorded in the U.S. Land and International Land segment, respectively. Impairment was measured as the amount by which the net book value of each asset group exceeds its fair value.
The most significant assumptions used in our undiscounted cash flow model include timing on awards of future drilling contracts, drilling rig utilization, estimated remaining useful life, and net proceeds received upon future sale/disposition. These assumptions are classified as Level 3 inputs by ASC Topic 820 Fair Value measurement and Disclosures as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts.
In determining the fair value of each asset group, we utilized a combination of income and market approaches. The significant assumptions in the valuation are based on those of a market participant and are classified as Level 2 and Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures.
The Company also recorded an additional non-cash impairment charge related to in-progress drilling equipment and rotational inventory of $44.9 million and $38.6 million, respectively, which had aggregate book values of $68.4 million and $38.6 million, respectively, in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020. Of the $83.5 million total impairment charge recorded for in-progress drilling equipment and rotational inventory, $75.8 million and $7.7 million was recorded in the U.S. Land and International Land segment, respectively.
Goodwill and Intangible Assets Consistent with our policy, we test goodwill annually for impairment in the fourth quarter of our fiscal year, or more frequently if there are indicators that goodwill might be impaired. Due to the market conditions described in Note 5—Property, Plant and Equipment, we concluded that goodwill and intangible assets might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated and the intangible assets are recorded, for recoverability. This resulted in a goodwill only non-cash impairment charge of $38.3 million recorded in Asset Impairment Charge on the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020.
The recoverable amount of the H&P Technologies segment as a reporting unit is determined based on a fair value calculation which uses cash flow projections based on the Company’s financial budgets approved by the board of directors covering a five-year period, and a discount rate of 14 percent. Cash flows beyond that five-year period have been extrapolated using the fifth-year data with no implied growth factor.
The recoverable amount of the intangible assets tested for impairment within the H&P Technologies reporting unit is determined based on undiscounted cash flow projections using the Company’s financial budgets approved by the board of directors covering a five-year period, and extrapolated for the remaining weighted average useful lives of the intangible assets.

The most significant assumptions used in our cash flow model include timing on awards of future contracts, commercial pricing terms, utilization, discount rate, and the terminal value. These assumptions are classified as Level 3 inputs by ASC Topic 820 Fair Value Measurement and Disclosures as they are based upon unobservable inputs and primarily rely on management assumptions and forecasts. Although we believe the assumptions used in our analysis and the probability-weighted average of expected future cash flows are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
Contract Backlog
As of March 31, 2020, and September 30, 2019, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $0.8 billion and $1.2 billion, respectively. The decrease in backlog at March 31, 2020 from September 30, 2019 is primarily due to prevailing market conditions causing a decline in the number of drilling contracts executed and to some extent an increase in the number of early terminations of contracts. Approximately 50.7 percent of the March 31, 2020 total backlog is reasonably expected to be fulfilled in fiscal year 2021 and thereafter. We do not have material long-term contracts related to our H&P Technologies segment.
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. As a result of the depressed market conditions and negative outlook for the near term, certain of our customers, as well as those of our competitors, have opted to renegotiate or early terminate existing drilling contracts. Such renegotiations include requests to lower the contract dayrate in exchange for additional terms, temporary stacking of the rig, and other possibilities. We have received early termination notices for rigs that were under contract at March 31, 2020. During the three months ended March 31, 2020 and 2019, early termination revenue associated with term contracts was approximately $8.2 million and $1.2 million, respectively, and $8.3 million for both the six months ended March 31, 2020 and 2019.

The following table sets forth the total backlog by reportable segment as of March 31, 2020 and September 30, 2019, and the percentage of the March 31, 2020 backlog reasonably expected to be fulfilled in fiscal year 2021 and thereafter:

(in billions)	March 31, 2020	September 30, 2019	Percentage Reasonably Expected to be Filled in Fiscal Year 2021 and Thereafter
U.S. Land	$0.7	$1.0	47.7%
Offshore	—	—	—
International Land	0.1	0.2	73.8
	$0.8	$1.2
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may continue to decline and may not be ultimately realized as fixed‑term contracts may in certain instances be terminated without an early termination payment,” in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk. Additionally, see "Item 1A. Risk Factors – The impact and effects of public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, could adversely affect our business, financial condition and results of operations" within this Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Consolidated Results of Operations
Net Income (Loss) We reported loss from continuing operations of $420.5 million ($3.88 loss per diluted share) from operating revenues of $633.6 million for the three months ended March 31, 2020 compared to income from continuing operations of $71.9 million ($0.65 per diluted share) from operating revenues of $720.9 million for the three months ended March 31, 2019. Included in the net loss for the three months ended March 31, 2020 is a loss of $0.1 million (no impact per diluted share) from discontinued operations. Including discontinued operations, we recorded net loss of $420.5 million ($3.88 loss per diluted share) for the three months ended March 31, 2020 compared to net income of $60.9 million ($0.55 per diluted share) for the three months ended March 31, 2019.
Research and Development For the three months ended March 31, 2020 and 2019, we incurred $6.2 million and $7.3 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $42.0 million during the three months ended March 31, 2020 compared to $43.5 million in the three months ended March 31, 2019. The $1.5 million decrease in fiscal year 2020 compared to the same period in fiscal year 2019 is primarily due to lower accrued variable compensation expense.
Asset Impairment Charge During the three months ended March 31, 2020, we impaired several assets including inventory, property, plant and equipment, and goodwill which resulted in an impairment charge of $563.2 million ($437.5 million, net of tax, or $5.19 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the three months ended March 31, 2020.
Income Taxes We had an income tax benefit of $113.4 million for the three months ended March 31, 2020 compared to an income tax provision of $25.1 million for the three months ended March 31, 2019.  Our statutory federal income tax rate for fiscal year 2020 is 21.0 percent (before incremental state and foreign taxes).

U.S. Land Operations Segment

	Three Months Ended March 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$530,664	$617,533	(14.1)
Direct operating expenses	347,241	377,430	(8.0)
Research and development	860	134	541.8
Selling, general and administrative expense	8,514	11,169	(23.8)
Depreciation	114,927	126,785	(9.4)
Asset impairment charge	368,215	—	—
Segment operating income (loss)	$(309,093)	$102,015	(403.0)
Operating Statistics (1):
Revenue days	17,273	21,262	(18.8)
Average rig revenue per day	$26,256	$25,462	3.1
Average rig expense per day	15,497	14,169	9.4
Average rig margin per day	$10,759	$11,293	(4.7)
Rig utilization	63%	67%	(6.0)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $77.1 million and $76.2 million during the three months ended March 31, 2020 and 2019, respectively. Average expense per day excludes intercompany expense activity related to FlexApps of $2.4 million for the three months ended March 31, 2020.

Operating Income (Loss) The U.S. Land segment had an operating loss of $309.1 million for the three months ended March 31, 2020 compared to operating income of $102.0 million in the same period of fiscal year 2019.  The decrease was primarily driven by the recording of an asset impairment loss during the three months ended March 31, 2020. Revenues were $530.7 million and $617.5 million in the three months ended March 31, 2020 and 2019, respectively.  Included in U.S. land revenues for the three months ended March 31, 2020 is early termination revenue of $8.2 million compared to $1.2 million during the same period of fiscal year 2019. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).
Revenue Excluding early termination revenue per day of $475 and $57 for the three months ended March 31, 2020 and 2019, respectively, average rig revenue per day increased by $376 to $25,781 due to higher demobilization revenue associated with rig releases offset by lower dayrate pricing. Compared to the three months ended March 31, 2019, our revenue days declined by 18.8 percent. This decline was driven by a focus on free cash flow generation and budget discipline by many of our publicly traded E&P customers which commenced during fiscal year 2019. Additionally, recent declines in hydrocarbon prices caused many of our customers to lower rig activity during the last half of the second quarter of fiscal year 2020. This trend accelerated in the second half of March 2020 as oil prices collapsed.
Direct Operating Expenses Average expense per day increased $1,328 to $15,497 during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase is primarily due to higher self-insurance expense and one-time expenses associated with idling rigs in the second half of March 2020.
Depreciation Depreciation includes charges for abandoned equipment of $0.9 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. In the three months ended March 31, 2020, depreciation expense included $0.5 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2020 as compared to $1.1 million of accelerated depreciation for the three months ended March 31, 2019.
Asset Impairment Charge During the three months ended March 31, 2020, we impaired our Domestic Conventional, FlexRig3, and FlexRig4 asset groups, in addition to in-progress drilling equipment and rotational inventory. This resulted in an aggregate impairment charge of $368.2 million ($284.1 million, net of tax, or $3.39 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the three months ended March 31, 2020.
Utilization U.S. land rig utilization decreased to 63 percent for the three months ended March 31, 2020 compared to 67 percent during the three months ended March 31, 2019.  At March 31, 2020, 150 out of 299 existing rigs in the U.S. Land segment were contracted. Of the 150 contracted rigs, 96 were under fixed term contracts and 54 were working in the spot market.

Offshore Operations Segment

	Three Months Ended March 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$33,079	$34,583	(4.3)%
Direct operating expenses	32,648	26,984	21.0
Selling, general and administrative expense	908	805	12.8
Depreciation	2,842	2,263	25.6
Segment operating income (loss)	$(3,319)	$4,531	(173.3)
Operating Statistics (1):
Revenue days	457	540	(15.4)%
Average rig revenue per day	$42,098	$31,361	34.2
Average rig expense per day	48,117	25,941	85.5
Average rig margin per day	$(6,019)	$5,420	(211.1)
Rig utilization	63%	75%	(16.0)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $6.8 million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively. The operating statistics only include rigs that we own and exclude offshore platform management and contract labor service revenues of $7.1 million and $12.1 million, offshore platform management and contract labor service expenses of $3.9 million and $7.5 million, and currency revaluation expense of $5.9 thousand and currency revaluation income of $2.7 thousand for the three months ended March 31, 2020 and 2019, respectively.

Operating Income (Loss) During the three months ended March 31, 2020, the Offshore segment had an operating loss of $3.3 million compared to operating income of $4.5 million for the three months ended March 31, 2019. This decrease is primarily attributable to $3.7 million of bad debt expense incurred during the three months ended March 31, 2020 and lower contribution from two rigs that demobilized back to shore during the first quarter of fiscal year 2020. One of the two rigs began mobilizing to a new platform during March 2020 and recently commenced drilling operations.
Revenue Average rig revenue per day increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to rate increases during the first quarter of fiscal year 2020 and one of our customers shifting its activity from a customer-owned rig managed by H&P to a rig owned by H&P.
Direct Operating Expenses Average rig expense increased to $48,117 per day during the three months ended March 31, 2020 from $25,941 per day. Included in average rig expense per day is $8,084 of bad debt expense. Excluding the bad debt expense, average rig expense increased by $14,092 due to the factors mentioned above.
Utilization As of March 31, 2020 and 2019, five of our eight available platform rigs were under contract.
International Land Operations Segment

	Three Months Ended March 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$51,250	$50,808	0.9
Direct operating expenses	37,964	33,051	14.9
Selling, general and administrative expense	1,248	794	57.2
Depreciation	7,821	8,995	(13.1)
Asset impairment charge	156,686	—	—
Segment operating income (loss)	$(152,469)	$7,968	(2,013.5)
Operating Statistics (1):
Revenue days	1,547	1,559	(0.8)
Average rig revenue per day	$31,706	$31,130	1.9
Average rig expense per day	20,922	19,269	8.6
Average rig margin per day	$10,784	$11,861	(9.1)
Rig utilization	53%	54%	(1.9)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $2.2 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. Also excluded are the effects of currency revaluation expense of $3.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Operating Income (Loss) The International Land segment had an operating loss of $152.5 million for the three months ended March 31, 2020 compared to operating income of $8.0 million for the three months ended March 31, 2019. The decrease was primarily driven by the recording of an asset impairment loss during the three months ended March 31, 2020.

Revenue We experienced a one percent decrease in revenue days when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019. The average number of active rigs was 17.0 during the three months ended March 31, 2020 compared to 17.3 during the same period in fiscal year 2019.
Direct Operating Expenses Average rig expense increased to $20,922 per day during the three months ended March 31, 2020 as compared to $19,269 per day during the three months ended March 31, 2019.  The increase was primarily attributable to additional start-up costs.
Asset Impairment Charge During the three months ended March 31, 2020, we impaired our International Conventional, FlexRig3, and FlexRig4 asset groups, in addition to rotational inventory. This resulted in an aggregate impairment charge of $156.7 million ($123.8 million, net of tax, or $1.44 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the three months ended March 31, 2020.
Utilization Our utilization decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. At March 31, 2020, 15 out of 32 existing rigs in the International Land segment were contracted. Of the 15 contracted rigs, five were under fixed-term contracts and ten were working in the spot market.
H&P Technologies Operations Segment

	Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Operating revenues	$17,709	$14,729	20.2
Direct operating expenses	1,735	4,683	(63.0)
Research and development	4,803	7,128	(32.6)
Selling, general and administrative expense	4,005	4,783	(16.3)
Depreciation and amortization	2,407	1,943	23.9
Asset impairment charge	38,333	—	—
Segment operating loss	$(33,574)	$(3,808)	781.7
Operating Loss H&P Technologies had an operating loss of $33.6 million in the three months ended March 31, 2020 compared to an operating loss of $3.8 million in the three months ended March 31, 2019. The change was primarily driven by the recording of a goodwill impairment loss during the three months ended March 31, 2020. Excluding the impairment loss, the change was primarily driven by revenue growth, partially offset by additional direct operating expenses.
Asset Impairment Charge During the three months ended March 31, 2020, we recorded a goodwill impairment loss of $38.3 million ($29.6 million, net of tax, or $0.35 per diluted share). This non-cash impairment charge is included in Asset Impairment Charge on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Operating revenues	$13,998	$3,215	335.4
Direct operating expenses	12,531	1,620	673.5
Research and development	551	—	—
Selling, general and administrative expense	246	—	—
Depreciation	294	431	(31.8)
Operating income	$376	$1,164	(67.7)
Operating Income On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs include accruals for estimated losses of approximately $6.0 million allocated to the Captive during the three months ended March 31, 2020. Intercompany premium revenues recorded by the Captive during the three months ended March 31, 2020 amounted to $10.5 million, which were eliminated upon consolidation.

Results of Operations for the Six Months Ended March 31, 2020 and 2019
Consolidated Results of Operations
Net Income (Loss) We reported loss from continuing operations of $389.7 million ($3.61 per diluted share) from operating revenues of $1.2 billion for the six months ended March 31, 2020 compared to income from continuing operations of $80.2 million ($0.72 per diluted share) from operating revenues of $1.5 billion for the six months ended March 31, 2019. Included in the net loss for the six months ended March 31, 2020 is a loss of $0.2 million (no impact per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $389.9 million ($3.61 per diluted share) for the six months ended March 31, 2020 compared to net income of $79.9 million ($0.72 per diluted share) for the six months ended March 31, 2019.
Research and Development For the six months ended March 31, 2020 and 2019, we incurred $13.1 million and $14.3 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $91.8 million during the six months ended March 31, 2020 compared to $98.0 million in the six months ended March 31, 2019. The $6.2 million decrease in fiscal year 2020 compared to the same period in fiscal year 2019 is primarily due to lower accrued variable compensation expense.
Asset Impairment Charge During the six months ended March 31, 2020, we impaired several assets including inventory, property, plant and equipment, and goodwill which resulted in an impairment charge of $563.2 million ($437.5 million, net of tax, or $5.19 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the six months ended March 31, 2020.
Income Taxes We had an income tax benefit of $99.3 million for the six months ended March 31, 2020 (which included a discrete tax benefit of $2.4 million primarily related to equity compensation) compared to an income tax provision of $26.4 million (which included a discrete tax benefit of $1.7 million related to the reversal of an uncertain tax liability, as the statute of limitation expired) for the six months ended March 31, 2019.  Our statutory federal income tax rate for fiscal year 2020 is 21.0 percent (before incremental state and foreign taxes).
U.S. Land Operations Segment

	Six Months Ended March 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$1,039,492	$1,236,958	(16.0)
Direct operating expenses	674,533	785,116	(14.1)
Research and development	1,119	301	271.8
Selling, general and administrative expense	19,375	22,826	(15.1)
Depreciation	228,653	250,787	(8.8)
Asset impairment charge	368,215	—	—
Segment operating income (loss)	$(252,403)	$177,928	(241.9)
Operating Statistics (1):
Revenue days	34,957	43,194	(19.1)
Average rig revenue per day	$25,825	$25,251	2.3
Average rig expense per day	15,239	14,790	3.0
Average rig margin per day	$10,586	$10,461	1.2
Rig utilization	64%	68%	(5.9)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $136.7 million and $146.3 million during the six months ended March 31, 2020 and 2019, respectively. Average expense per day excludes intercompany expense activity related to FlexApps of $5.1 million for the six months ended March 31, 2020.

Operating Income (Loss) The U.S. Land segment had an operating loss of $252.4 million for the six months ended March 31, 2020 compared to operating income of $177.9 million in the same period of fiscal year 2019.  The decrease was primarily driven by the recording of an asset impairment loss during the six months ended March 31, 2020. Revenues were $1.0 billion and $1.2 billion in the six months ended March 31, 2020 and 2019, respectively.  Included in U.S. land revenues for the six months ended March 31, 2020 is early termination revenue of $8.3 million compared to $3.6 million during the same period of fiscal year 2019. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us). Included in U.S. land operating expenses for the six months ended March 31, 2019 are costs of $18.0 million associated with a settled lawsuit.

Revenue Excluding early termination per day revenue of $237 and $83 for the six months ended March 31, 2020 and 2019, respectively, average rig revenue per day increased by $420 to $25,588 as dayrate pricing and customer utilization of our FlexServices offerings improved year-over-year. Compared to the six months ended March 31, 2019, our revenue days declined by 19.1 percent. This decline was driven by a focus on free cash flow generation and budget discipline by many of our publicly traded E&P customers which commenced during fiscal year 2019.
Direct Operating Expenses Average expense per day increased $449 to $15,239 during the six months ended March 31, 2020 compared to the six months ended March 31, 2019.  The increase is primarily due to higher self-insurance expense.
Depreciation Depreciation includes charges for abandoned equipment of $1.7 million and $5.0 million for the six months ended March 31, 2020 and 2019, respectively. In the six months ended March 31, 2020, depreciation expense included $1.0 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2020 as compared to $3.6 million of accelerated depreciation for the six months ended March 31, 2019.
Asset Impairment Charge During the six months ended March 31, 2020, we impaired our Domestic Conventional, FlexRig3, and FlexRig4 asset groups, in addition to in-progress drilling equipment and rotational inventory. This resulted in an aggregate impairment charge of $368.2 million ($284.1 million, net of tax, or $3.39 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the six months ended March 31, 2020.
Utilization U.S. land rig utilization decreased to 64 percent for the six months ended March 31, 2020 compared to 68 percent during the six months ended March 31, 2019.  At March 31, 2020, 150 out of 299 existing rigs in the U.S. Land segment were contracted. Of the 150 contracted rigs, 96 were under fixed-term contracts and 54 were working in the spot market.
Offshore Operations Segment

	Six Months Ended March 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$73,334	$71,493	2.6
Direct operating expenses	62,693	53,289	17.6
Selling, general and administrative expense	2,045	1,574	29.9
Depreciation	5,587	4,931	13.3
Segment operating income	$3,009	$11,699	(74.3)
Operating Statistics (1):
Revenue days	1,007	1,065	(5.4)
Average rig revenue per day	$43,049	$33,468	28.6
Average rig expense per day	38,545	25,791	49.5
Average rig margin per day	$4,504	$7,677	(41.3)
Rig utilization	69%	73%	(5.5)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $16.7 million and $11.3 million for the six months ended March 31, 2020 and 2019, respectively. The operating statistics only include rigs that we own and exclude offshore platform management and contract labor service revenues of $13.3 million and $24.6 million, offshore platform management and contract labor service expenses of $7.2 million and $14.6 million, and currency revaluation expense of $16.7 thousand and $8.3 thousand for the six months ended March 31, 2020 and 2019, respectively.

Operating Income During the six months ended March 31, 2020, the Offshore segment had operating income of $3.0 million compared to operating income of $11.7 million for the six months ended March 31, 2019. This decrease is primarily attributable to $3.7 million of bad debt expense incurred during the six months ended March 31, 2019 and lower contribution from two rigs that demobilized back to shore during the first quarter of fiscal year 2020. One of the two rigs began mobilizing to a new platform during March 2020 and recently commenced drilling operations.
Revenue Average rig revenue per day increased in the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to rate increases during the first quarter of fiscal year 2020 and one of our customers shifting its activity from a customer-owned rig managed by H&P to a rig owned by H&P.
Direct Operating Expenses Average rig expense increased to $38,545 per day during the six months ended March 31, 2020 from $25,791 per day due to the factors mentioned above.
Utilization As of March 31, 2020 and 2019, five of our eight available platform rigs were under contract.

International Land Operations Segment

	Six Months Ended March 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$97,712	$117,095	(16.6)
Direct operating expenses	72,039	80,590	(10.6)
Selling, general and administrative expense	2,703	3,076	(12.1)
Depreciation	15,638	18,832	(17.0)
Asset impairment charge	156,686	—	—
Segment operating income (loss)	$(149,354)	$14,597	(1,123.2)
Operating Statistics (1):
Revenue days	3,166	3,318	(4.6)
Average rig revenue per day	$29,664	$33,476	(11.4)
Average rig expense per day	20,710	21,083	(1.8)
Average rig margin per day	$8,954	$12,393	(27.7)
Rig utilization	55%	57%	(3.5)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $3.8 million and $6.0 million for the six months ended March 31, 2020 and 2019, respectively. Also excluded are the effects of currency revaluation expense of $2.7 million and $4.6 million for the six months ended March 31, 2020 and 2019, respectively.

Operating Income (Loss) The International Land segment had an operating loss of $149.4 million for the six months ended March 31, 2020 compared to operating income of $14.6 million for the six months ended March 31, 2019. The decrease was primarily driven by the recording of an asset impairment loss during the six months ended March 31, 2020.
Revenue We experienced a 4.6 percent decrease in revenue days when comparing the six months ended March 31, 2020 to the six months ended March 31, 2019. The average number of active rigs was 17.3 during the six months ended March 31, 2020 compared to 18.2 during the same period in fiscal year 2019. Average rig revenue per day decreased by 11.4 percent primarily due to the devaluation of the Argentine peso, which decreased our average daily revenue as a result of being translated from local currency to the U.S. dollar.
Direct Operating Expenses Average rig expense decreased to $20,710 per day during the six months ended March 31, 2020 as compared to $21,083 per day during the six months ended March 31, 2019. The decrease was primarily attributable to a different mix of rigs working in different regions.
Asset Impairment Charge During the six months ended March 31, 2019, we impaired our International Conventional, FlexRig3, and FlexRig4 asset groups, in addition to rotational inventory. This resulted in an aggregate impairment charge of $156.7 million ($123.8 million, net of tax, or $1.44 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the six months ended March 31, 2019.
Utilization Our utilization decreased during the six months ended March 31, 2020 compared to the six months ended March 31, 2019. At March 31, 2020, 15 out of 32 existing rigs in the International Land segment were contracted. Of the 15 contracted rigs, five were under fixed term contracts and ten were working in the spot market.
H&P Technologies Operations Segment

	Six Months Ended March 31,
(in thousands)	2020	2019	% Change
Operating revenues	$36,261	$29,465	23.1
Direct operating expenses	10,124	11,176	(9.4)
Research and development	11,293	13,980	(19.2)
Selling, general and administrative expense	9,890	10,881	(9.1)
Depreciation and amortization	4,746	3,825	24.1
Asset impairment charge	38,333	—	—
Segment operating loss	$(38,125)	$(10,397)	266.7
Operating Loss H&P Technologies had an operating loss of $38.1 million in the six months ended March 31, 2020 compared to an operating loss of $10.4 million in the six months ended March 31, 2019. The change was primarily driven by the recording of a goodwill impairment loss. Excluding the impairment loss, the change was primarily driven by revenue growth, partially offset by additional direct operating expenses.

Asset Impairment Charge During the six months ended March 31, 2020, we recorded a goodwill impairment loss of $38.3 million ($29.6 million, net of tax, or $0.35 per diluted share). This non-cash impairment charge is included in Asset Impairment Charge on the Condensed Consolidated Statements of Operations for the six months ended March 31, 2020.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2020	2019	% Change
Operating revenues	$25,153	$6,455	289.7
Direct operating expenses	24,076	2,894	731.9
Research and development	680	—	—
Selling, general and administrative expense	487	—	—
Depreciation	615	843	(27.0)
Operating income (loss)	$(705)	$2,718	(125.9)
Operating Income (Loss) On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs include accruals for estimated losses of approximately $14.7 million allocated to the Captive during the six months ended March 31, 2020. Intercompany premium revenues recorded by the Captive during the six months ended March 31, 2020 amounted to $18.2 million, which were eliminated upon consolidation.
Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may borrow from available credit sources, access capital markets or sell our marketable securities.  Likewise, if we are generating excess cash flows, we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, corporate bonds, certificates of deposit and money market funds. Our marketable securities are recorded at fair value.
We may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity as necessary, fund our additional purchases, exchange or redeem senior notes, or repay any amounts under the 2018 Credit Facility. Our ability to access the debt and equity capital markets depends on a number of factors, including our credit rating, market and industry conditions and market perceptions of our industry, general economic conditions, our revenue backlog and our capital expenditure commitments.
The effects of the COVID-19 outbreak and the recent oil price collapse could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers, suppliers and vendors and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all and affect our future need or ability to borrow under the 2018 Credit Facility. In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement additional cost reduction measures and further change our financial strategy. Although the COVID-19 outbreak and the recent oil price collapse could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.
Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the dayrates we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures, all of which may be impacted by the COVID-19 outbreak or the recent oil price collapse. As our revenues increase, net working capital is typically a use of capital, while conversely, as our revenues decrease, net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.

As of March 31, 2020, we had $336.1 million of cash on hand and $45.7 million of short-term investments. Our cash flows for the six months ended March 31, 2020 and 2019 are presented below:

	Six Months Ended March 31,
(in thousands)	2020	2019
Net cash provided (used) by:
Operating activities	$232,642	$409,018
Investing activities	(46,950)	(292,593)
Financing activities	(188,444)	(164,503)
Decrease in cash and cash equivalents	$(2,752)	$(48,078)
Operating Activities
Net working capital excluding cash and short-term investments were $361.0 million as of March 31, 2020 compared to $303.9 million as of September 30, 2019. Included in accounts receivable as of March 31, 2020 is $32.1 million of early termination fees. Cash flows provided by operating activities were approximately $232.6 million for the six months ended March 31, 2020 compared to approximately $409.0 million for the six months ended March 31, 2019.  The decrease was primarily driven by less activity coupled with an unfavorable variance in the use of working capital.
Investing Activities
Capital Expenditures Our investing activities are primarily related to capital expenditures for our fleet. Our capital expenditures during the six months ended March 31, 2020 were $94.3 million compared to $330.0 million during the six months ended March 31, 2019. The year-over-year decrease in capital expenditures is driven by a decrease in super-spec upgrades and lower maintenance capital expenditure levels as a result of lower activity.
Sale of Assets Our proceeds from asset sales totaled $24.8 million during the six months ended March 31, 2020 and $24.6 million during the six months ended March 31, 2019. These sales were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.
Sale of Subsidiary In December 2019, we closed on the sale of a wholly owned subsidiary of HPIDC, TerraVici. As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser, in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million.
Stock Portfolio Held We manage marketable securities consisting of common shares of Schlumberger, Ltd. that, at the end of the second quarter of fiscal year 2020, had a fair value of $6.3 million. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. Our marketable securities are recorded at fair value on our balance sheet.
Our marketable securities held as of March 31, 2020 are presented below:

(in thousands, except share amounts)	Number of Shares	Cost Basis	Market Value
Schlumberger, Ltd.	467,500	3,713	6,307
Financing Activities
Repurchase of Shares The increase of $23.9 million in net cash used by financing activities during the six months ended March 31, 2020 from the same period in fiscal year 2019 was primarily due to a $28.5 million cash outflow for the repurchase of shares.
Dividends We paid dividends of $1.42 per share during the six months ended March 31, 2020 and 2019. Total dividends paid were $155.9 million and $156.6 million during the six months ended March 31, 2020 and 2019, respectively. An additional cash dividend of $0.71 per share was declared on March 4, 2020 for shareholders of record on May 11, 2020, payable on June 1, 2020. As a result, we recorded a dividend payable of $77.3 million within Accounts Payable on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020. On March 31, 2020, we reaffirmed our commitment to paying the previously announced $0.71 per share quarterly dividend on June 1, 2020, to stockholders of record at the close of business on May 11, 2020, and, as part of our capital allocation update, announced our intention to reduce future quarterly cash dividends to $0.25 per share. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.

Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), which is set to mature on November 13, 2024. The 2018 Credit Facility has $750 million in aggregate availability with a maximum of $75 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate (LIBOR) or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor's. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of March 31, 2020, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively. As of March 31, 2020, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $14.3 million of financial guarantees were outstanding as of March 31, 2020. The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2020, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2020.
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
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2020, are expected to be funded through current cash and cash to be provided from operating activities. On March 31, 2020, as part of our capital allocation update, we announced our intention to reduce future quarterly cash dividends to $0.25 per share. There can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $479.8 million at March 31, 2020 and matures on March 19, 2025. The long-term debt to total capitalization ratio was 12.3 percent and 10.2 percent at March 31, 2020 and 2019, respectively. For additional information regarding debt agreements, refer to Note 8—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2019.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Material Commitments
Material commitments as reported in our 2019 Annual Report on Form 10-K have not changed significantly at March 31, 2020, other than those disclosed in Note 16—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Our assessment of our system of internal controls included the consideration of a high proportion of our control owners and control performers working remotely due to Federal and State social distancing guidelines.
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

Item 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information presented in this Form 10-Q, you should carefully read and consider Item 1A-“Risk Factors” and Item 7-"Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected; however, the potential effects of the recent outbreak of COVID-19 discussed below could potentially also impact most of those risks.

The impact and effects of public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, could adversely affect our business, financial condition and results of operations.
Public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Fear of such events might also alter the level of capital spending by oil and gas companies for exploration and production activities and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect demand for our services. For instance, the recent outbreak of COVID-19 and its development into a pandemic is resulting in governmental authorities in many countries in which we operate to impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions could result in the quarantine of personnel or the inability or unwillingness of personnel to access our offices, rigs or customer facilities. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, is resulting in many of the same effects intended by such governmental authorities to stop the spread of COVID-19. Further, in early March 2020, the increase in crude oil supply resulting from production escalations from OPEC+ combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations, including, but not limited to, our growth, costs, labor or equipment shortages, logistics constraints, customer demand for our services and industry demand generally, capital spending by oil and gas companies, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak within the U.S. and the parts of the world in which we operate and the related impact on the oil and gas industry, all of which are highly uncertain and cannot be predicted with certainty at this time.

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
Oil and natural gas prices and production levels, as well as market expectations regarding such prices and production levels, can be volatile, which can have adverse effects on our business and operations. The volatility in prices and production levels is impacted by many factors beyond our control, including:

•	the domestic and foreign supply of, and demand for, oil, natural gas and related products; the cost of exploring for, developing, producing and delivering oil and natural gas;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital;

•
the availability of and constraints in storage and transportation capacity, including, for example, recent concerns regarding storage availability that has been exacerbated by the significant reduction in demand and corresponding oversupply of oil and natural gas as a result of the global COVID-19 pandemic, as well as takeaway constraints experienced in the Permian Basin over the past several years;

•	the worldwide economy;

•	expectations about future oil and natural gas prices and production levels;

•
local and international political, economic, health and weather conditions, especially in oil and natural gas producing countries, including, for example, the impacts of local and international pandemics and other disasters or events such as the global COVID-19 pandemic;

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
The level of land and offshore exploration, development and production activity and the prices of oil and natural gas are volatile and are likely to continue to be volatile in the future. Higher oil and natural gas prices do not necessarily translate into increased activity because demand for our services is typically driven by our customers’ expectations of future commodity prices. However, a sustained decline in worldwide demand for oil and natural gas, as well as excess supply of oil or natural gas coupled with storage and transportation capacity constraints, shutting in of wells or wells being drilled but not completed, or prolonged low oil or natural gas prices would likely result in reduced exploration and development of land and offshore areas and a decline in the demand for our services, which would likely have a material adverse effect on our business, financial condition and results of operations.

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
The oil and natural gas services industry in the United States has experienced downturns in demand during the last decade, including a significant downturn that started in 2014 and bottomed out in 2016 and the current downturn we are experiencing as a result of the global COVID-19 pandemic and the March 2020 crude oil production escalations of the OPEC+ member nations. Following periods of downturn in our industry, there may be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, rebound. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms. As such, we may have difficulty sustaining or increasing pricing, rig utilization and profit margins in the future, which could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2020, 169 of our available rigs were not under contract.

Further, as a result of the significant reduced demand for oil and natural gas services due to the global COVID-19 pandemic, certain of our competitors may engage in bankruptcy proceedings or other debt refinancing transactions in an attempt to restructure their debt and other obligations and reduce their operating costs, resulting in such competitors emerging with stronger or healthier balance sheets and in turn being better positioned to compete with us in the future. We may also see corporate consolidations among our competitors, which could significantly alter industry conditions and competition within the industry, and have a material adverse effect on our business, financial condition and results of operations.

Reliance on management and competition for experienced personnel may negatively impact our operations or financial results.
We greatly depend on the efforts of our executive officers and other key employees to manage our operations. The loss of members of management could have a material effect on our business. Similarly, we utilize highly skilled personnel in operating and supporting our businesses. In times of high utilization, it can be difficult to retain, and in some cases find, qualified individuals, which may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Additionally, during the recent period of sustained declines in oil and natural gas prices, there was a significant decline in the oil field services workforce. This has reduced the skilled labor force available to the energy industry, which could result in higher labor costs. An inability to obtain or find a sufficient number of qualified personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, including COVID-19, disability, or death, could have a detrimental effect on us.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three-month period ended March 31, 2020 (in thousands except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 29	—	$—	—	—
March 1 - March 31	1,460	$19.52	—	—
Total	1,460		—

(1)
The Company has an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. Shares of stock repurchased pursuant to such authorization are held as treasury shares. Following the repurchases in March 2020 disclosed in the table, the Company could repurchase up to 2.5 million common shares through the calendar year ending December 31, 2020.

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
*10.1
Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix “A” of the Company’s Proxy Statement on Schedule 14A filed on January 21, 2020, SEC File No. 001-04221).

*10.2	Helmerich & Payne, Inc. Director Deferred Compensation Plan.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2020, filed on May 4, 2020, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*Management or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 4, 2020	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	May 4, 2020	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer (Principal Financial Officer)