Form 10-Q
period 2020-06-30
Helmerich & Payne, Inc.
filed 2020-07-29
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended:  June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 21, 2020
Common Stock, $0.10 par value	107,478,166

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(in thousands except share data and per share amounts)	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$426,245	$347,943
Short-term investments	65,787	52,960
Accounts receivable, net of allowance of $4,699 and $9,927, respectively	302,194	495,602
Inventories of materials and supplies, net	113,034	149,653
Prepaid expenses and other	83,284	68,928
Total current assets	990,544	1,115,086

Investments	25,280	31,991
Property, plant and equipment, net	3,754,206	4,502,084
Other Noncurrent Assets:
Goodwill	45,653	82,786
Intangible assets, net	82,740	86,716
Operating lease right-of-use asset	47,534	—
Other assets	16,369	20,852
Total other noncurrent assets	192,296	190,354

Total assets	$4,962,326	$5,839,515

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$36,181	$45,383
Dividends payable	27,244	77,763
Accrued liabilities	178,742	287,092
Total current liabilities	242,167	410,238

Noncurrent Liabilities:
Long-term debt, net	480,269	479,356
Deferred income taxes	685,589	806,611
Other	143,162	115,746
Noncurrent liabilities - discontinued operations	15,082	15,341
Total noncurrent liabilities	1,324,102	1,417,054
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized,112,151,563 and 112,080,262 shares issued as of June 30, 2020 and September 30, 2019, respectively, and 107,471,295 and 108,437,904 shares outstanding as of June 30, 2020 and September 30, 2019, respectively	11,215	11,208
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	514,673	510,305
Retained earnings	3,096,168	3,714,307
Accumulated other comprehensive loss	(27,082)	(28,635)
Treasury stock, at cost, 4,680,268 shares and 3,642,358 shares as of June 30, 2020 and September 30, 2019, respectively	(198,917)	(194,962)
Total shareholders’ equity	3,396,057	4,012,223
Total liabilities and shareholders' equity	$4,962,326	$5,839,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating revenues
Contract drilling services	$314,405	$684,788	$1,556,093	$2,139,798
Other	2,959	3,186	9,567	9,642
	317,364	687,974	1,565,660	2,149,440
Operating costs and expenses
Contract drilling services operating expenses, excluding depreciation and amortization	205,198	443,114	1,022,270	1,372,426
Other operating expenses	1,549	1,414	4,286	4,308
Depreciation and amortization	110,161	143,297	372,298	427,917
Research and development	3,638	7,066	16,730	21,347
Selling, general and administrative	43,108	46,590	134,894	144,604
Asset impairment charge	—	224,327	563,234	224,327
Restructuring charges	15,495	—	15,495	—
Gain on sale of assets	(4,201)	(9,960)	(18,790)	(27,050)
	374,948	855,848	2,110,417	2,167,879
Operating loss from continuing operations	(57,584)	(167,874)	(544,757)	(18,439)
Other income (expense)
Interest and dividend income	771	2,349	6,551	6,861
Interest expense	(6,125)	(6,257)	(18,320)	(17,145)
Gain (loss) on investment securities	2,267	(13,271)	(7,325)	(50,228)
Gain on sale of subsidiary	—	—	14,963	—
Other	(2,914)	(1,599)	(3,711)	(1,051)
	(6,001)	(18,778)	(7,842)	(61,563)
Loss from continuing operations before income taxes	(63,585)	(186,652)	(552,599)	(80,002)
Income tax benefit	(17,578)	(32,031)	(116,853)	(5,602)
Loss from continuing operations	(46,007)	(154,621)	(435,746)	(74,400)
Income from discontinued operations before income taxes	9,151	7,244	22,675	22,798
Income tax provision	8,743	7,306	22,463	23,231
Income (loss) from discontinued operations	408	(62)	212	(433)
Net loss	$(45,599)	$(154,683)	$(435,534)	$(74,833)

Basic loss per common share:
Loss from continuing operations	$(0.43)	$(1.42)	$(4.05)	$(0.71)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.43)	$(1.42)	$(4.05)	$(0.71)

Diluted loss per common share:
Loss from continuing operations	$(0.43)	$(1.42)	$(4.05)	$(0.71)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.43)	$(1.42)	$(4.05)	$(0.71)

Weighted average shares outstanding:
Basic	107,439	109,425	108,185	109,324
Diluted	107,439	109,425	108,185	109,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(45,599)	$(154,683)	$(435,534)	$(74,833)
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net of income taxes of ($0.3) million and ($0.6) million for the three and nine months ended June 30, 2020, respectively, and ($0.1) million and ($0.2) million for the three and nine months ended June 30, 2019, respectively	521	226	1,553	675
Other comprehensive income	521	226	1,553	675
Comprehensive loss	$(45,078)	$(154,457)	$(433,981)	$(74,158)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Nine Months Ended June 30, 2020
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income:
Net income	—	—	—	30,605	—	—	—	30,605
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(78,652)	—	—	—	(78,652)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,103)	—	—	(110)	7,148	4,045
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,126)	—	—	(258)	14,718	(3,401)
Stock-based compensation	—	—	10,201	—	—	—	—	10,201
Balance, December 31, 2019	112,151	$11,215	$499,277	$3,666,260	$(28,119)	3,274	$(173,096)	$3,975,537
Comprehensive income:
Net loss	—	—	—	(420,540)	—	—	—	(420,540)
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(76,754)	—	—	—	(76,754)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(47)	—	—	—	47	—
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(53)	—	—	(1)	53	—
Stock-based compensation	—	—	10,751	—	—	—	—	10,751
Share repurchases	—	—	—	—	—	1,460	(28,504)	(28,504)
Balance, March 31, 2020	112,151	$11,215	$509,928	$3,168,966	$(27,603)	4,733	$(201,500)	$3,461,006
Comprehensive income:
Net loss	—	—	—	(45,599)	—	—	—	(45,599)
Other comprehensive income	—	—	—	—	521	—	—	521
Dividends declared ($0.25 per share)	—	—	—	(27,199)	—	—	—	(27,199)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(2,879)	—	—	(53)	2,583	(296)
Stock-based compensation	—	—	7,624	—	—	—	—	7,624
Balance, June 30, 2020	112,151	$11,215	$514,673	$3,096,168	$(27,082)	4,680	$(198,917)	$3,396,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Nine Months Ended June 30, 2019
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2018	112,009	$11,201	$500,393	$4,027,779	$16,550	3,015	$(173,188)	$4,382,735
Comprehensive income:
Net income	—	—	—	18,959	—	—	—	18,959
Other comprehensive income	—	—	—	—	225	—	—	225
Dividends declared ($0.71 per share)	—	—	—	(78,488)	—	—	—	(78,488)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(6,756)	—	—	(125)	6,980	224
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(16,673)	—	—	(215)	12,129	(4,537)
Stock-based compensation	—	—	7,158	—	—	—	—	7,158
Cumulative effect adjustment for adoption of ASC 606	—	—	—	(38)	—	—	—	(38)
Cumulative effect adjustment for adoption of ASU No. 2016-01	—	—	—	29,071	(29,071)	—	—	—
Balance, December 31, 2018	112,080	$11,208	$484,122	$3,997,283	$(12,296)	2,675	$(154,079)	$4,326,238
Comprehensive income:
Net income	—	—	—	60,891	—	—	—	60,891
Other comprehensive income	—	—	—	—	224	—	—	224
Dividends declared ($0.71 per share)	—	—	—	(78,466)	—	—	—	(78,466)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(107)	—	—	(7)	409	302
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(25)	—	—	—	25	—
Stock-based compensation	—	—	9,431	—	—	—	—	9,431
Balance, March 31, 2019	112,080	$11,208	$493,421	$3,979,708	$(12,072)	2,668	$(153,645)	$4,318,620
Comprehensive income:
Net income	—	—	—	(154,683)	—	—	—	(154,683)
Other comprehensive income	—	—	—	—	226	—	—	226
Dividends declared ($0.71 per share)	—	—	—	(78,479)	—	—	—	(78,479)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(225)	—	—	(15)	870	645
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(489)	—	—	(6)	336	(153)
Stock-based compensation	—	—	8,878	—	—	—	—	8,878
Reclassification of stranded tax effect for adoption of ASU No. 2018-02	—	—	—	4,239	(4,239)			—
Balance, June 30, 2019	112,080	$11,208	$501,585	$3,750,785	$(16,085)	2,647	$(152,439)	$4,095,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(435,534)	$(74,833)
Adjustment for (income) loss from discontinued operations	(212)	433
Loss from continuing operations	(435,746)	(74,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	372,298	427,917
Asset impairment charges	563,234	224,327
Restructuring charges	3,536	—
Amortization of debt discount and debt issuance costs	1,358	1,176
Provision for bad debt	4,151	544
Stock-based compensation	32,059	25,467
Loss on investment securities	7,325	50,228
Gain on sale of assets	(18,790)	(27,050)
Gain on sale of subsidiary	(14,963)	—
Deferred income tax benefit	(122,366)	(25,503)
Other	(2,891)	5,356
Change in assets and liabilities:
Accounts receivable	189,280	63,002
Inventories of materials and supplies	(1,657)	1,473
Prepaid expenses and other	3,051	(9,556)
Other noncurrent assets	5,343	(5,899)
Accounts payable	(16,170)	276
Accrued liabilities	(118,178)	8,110
Deferred income tax liability	892	11
Other noncurrent liabilities	(5,475)	(6,052)
Net cash provided by operating activities from continuing operations	446,291	659,427
Net cash used in operating activities from discontinued operations	(38)	(56)
Net cash provided by operating activities	446,253	659,371
Cash flows from investing activities:
Capital expenditures	(120,960)	(403,570)
Purchase of short-term investments	(78,303)	(71,852)
Payment for acquisition of business, net of cash acquired	—	(2,781)
Proceeds from sale of short-term investments	66,033	68,015
Proceeds from sale of subsidiary	15,056	—
Proceeds from asset sales	31,200	36,227
Other	(50)	—
Net cash used in investing activities	(87,024)	(373,961)
Cash flows from financing activities:
Dividends paid	(233,124)	(235,058)
Debt issuance costs paid	—	(3,912)
Proceeds from stock option exercises	4,100	2,901
Payments for employee taxes on net settlement of equity awards	(3,752)	(6,420)
Payment of contingent consideration from acquisition of business	(4,250)	—
Share repurchases	(28,504)	—
Other	(446)	—
Net cash used in financing activities	(265,976)	(242,489)
Net increase in cash and cash equivalents and restricted cash	93,253	42,921
Cash and cash equivalents and restricted cash, beginning of period	382,971	326,185
Cash and cash equivalents and restricted cash, end of period	$476,224	$369,106

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	11,511	$12,794
Income tax paid, net	$43,629	11,213
Payments for operating leases	13,945	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	2,251	16,279
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
During the third quarter of fiscal year 2020, we restructured our operations (see Note 18—Restructuring Charges) to accommodate scale during an industry downturn and to re-organize our operations to align to new marketing and management strategies. Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our contract drilling services operations were organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All segment disclosures have been recast for these segment changes. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 17—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Colorado, Louisiana, Ohio, Oklahoma, New Mexico, North Dakota, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in the Gulf of Mexico and our International Solutions operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own, develop and operate limited commercial real estate properties. Our real estate investments, which are located exclusively within Tulsa, Oklahoma, include a shopping center, multi-tenant industrial warehouse properties, and undeveloped real estate.
Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly-owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the H&P Technologies reportable segment, which transitioned to the North America Solutions operating segment. This transaction does not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) from the date the Company gains control until the date when the Company ceases to control the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

COVID-19 and OPEC+ Production Impacts
The recent outbreak of a novel strain of coronavirus (“COVID-19”) and its development into a pandemic have resulted in significant global economic disruption, including North America and many of the other geographic areas where we operate, or where our customers are located, or suppliers or vendors operate. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In particular, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases, which has resulted in us experiencing further disruptions to our business operations. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers, and policies of companies around the world, resulting in many of the same effects intended by such governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing and quarantining and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations and this has resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction. In addition, a customer in one foreign jurisdiction has claimed force majeure resulting in zero chargeable revenues during the suspension period.
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we have seen a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs. Further, in April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. However, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported.
These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 and prolonged excess oil supply on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the COVID-19 outbreak within the United States and the parts of the world in which we operate and the related impact on the oil and gas industry, all of which are highly uncertain and cannot be predicted with certainty at this time.

From a financial perspective, we believe the Company is operationally and financially well positioned to continue operating even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. At June 30, 2020, the Company had cash and cash equivalents and short-term investments of $492.0 million. The 2018 Credit Facility (as defined within Note 8—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company 2025 Notes (as defined within Note 8—Debt) do not come due until March 19, 2025.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Approximately $376.1 million of cash and cash equivalents resides in accounts in the United States and the remaining $50.1 million are in other countries. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $50.0 million and $34.3 million at June 30, 2020 and 2019, respectively, and $35.0 million and $41.8 million at September 30, 2019 and 2018, respectively. Of the total at June 30, 2020 and September 30, 2019, $1.9 million and $3.0 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of both fiscal period ends is from the additional capitalization of our wholly-owned captive insurance company, $46.1 million and $30.0 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies, and $0.03 million at June 30, 2020 is for other restricted purposes.  The restricted amounts are primarily invested in federally insured deposit accounts.

The restricted cash and cash equivalents are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	June 30,		September 30,
(in thousands)	2020	2019	2019	2018
Cash	$426,245	$334,775	$347,943	$284,355
Restricted Cash
Prepaid expenses and other	46,643	30,543	31,291	39,830
Other assets	3,336	3,788	3,737	2,000
Total cash, cash equivalents, and restricted cash	$476,224	$369,106	$382,971	$326,185

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

Standards that are not yet adopted as of June 30, 2020
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) and related ASUs issued subsequent
This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income(loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019.
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
On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain on the operating segment books and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captive to finance the risk of loss to equipment and rig property assets. The Company and the Captive maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are currently held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the Captive. The actuarial estimated underwriting expenses for the three and nine months ended June 30, 2020 was approximately $1.1 million and $15.8 million, respectively, and was recorded within contract drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues and expenses during the three and nine months ended June 30, 2020 amounted to $10.4 million and $28.9 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company previously self-insured employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program will also be reviewed at the end of each policy year by an outside actuary. One hundred percent of the stop-loss premium is being set aside by the Captive as reserves. The stop-loss program does not have a material impact on a consolidated basis.
International Solutions Drilling Risks
International Solutions drilling operations may significantly contribute to our revenues and net operating income. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our International Solutions operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.

Many of the countries in which we operate have implemented measures in response to the COVID-19 pandemic. These measures, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby, resulting in lower demand for crude oil. In particular, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers.
We have also experienced certain risks related to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars, including controls that were implemented in September 2019 and are presently in effect. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. In addition, in 2020, the Argentine government introduced labor regulations that prohibit employee dismissals or suspensions without just cause, for lack of (or reduction in) work or due to force majeure, subject to certain exceptions that may result in the payment of compensation to suspended employees and/or increased severance costs to the company. These prohibitions have resulted in significant challenges for our Argentine operations and it remains uncertain for how long they will be in effect. Further, there are ongoing concerns regarding Argentina's debt burden, as Argentina defaulted on some of its international debt obligations in May 2020. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
For the three and nine months ended June 30, 2020, we experienced aggregate foreign currency losses of $3.2 million and $6.0 million, respectively. For the three and nine months ended June 30, 2019, we recorded aggregate foreign currency losses of $0.1 million and $4.6 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of June 30, 2020, our cash balance in Argentina was $38.6 million.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and nine months ended June 30, 2020, approximately 7.3 percent and 7.9 percent, respectively, of our operating revenues were generated from international locations in our contract drilling business compared to 6.8 percent and 7.7 percent during the three and nine months ended June 30, 2019, respectively. During the three and nine months ended June 30, 2020, approximately 33.2 percent and 68.2 percent, respectively, of operating revenues from international locations were from operations in South America compared to 95.1 percent and 92.1 percent during the three and nine months ended June 30, 2019, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 BUSINESS COMBINATIONS
Fiscal Year 2019 Acquisitions
On August 21, 2019, we completed an acquisition of an unaffiliated company, DrillScan Energy SAS and its subsidiaries ("DrillScan"), which is now a wholly-owned subsidiary of the Company, for total consideration of approximately $32.7 million, which includes $17.7 million of contingent consideration. The fair value of the total assets acquired, and liabilities assumed, as of the acquisition date, were $36.3 million and $3.6 million, respectively, including goodwill of $14.9 million. Of the total assets acquired, $19.1 million was allocated to identifiable intangible assets. DrillScan is a leading provider of proprietary drilling engineering software, well engineering services and training for the oil and gas industry. The operations of DrillScan are included in the North America Solutions reportable segment. The acquisition of DrillScan was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. In accordance with GAAP, an entity is allowed a reasonable period of time (not to exceed one year) to obtain the information necessary to identify and measure the fair value of the assets acquired and liabilities assumed in a business combination. During the second quarter of fiscal year 2020, as a result of new information identified related to the acquisition of DrillScan, the acquisition date fair value of the contingent consideration and goodwill increased by approximately $1.2 million. This acquisition's measurement period closed during the quarter ended June 30, 2020 and, as a result, the purchase price accounting was finalized.
On November 1, 2018, we completed an acquisition of an unaffiliated company, Angus Jamieson Consulting (“AJC”), which is now a wholly-owned subsidiary of the Company, for total consideration of approximately $3.4 million. AJC is a software-based training and consultancy company based in Inverness, Scotland and is widely recognized as an industry leader in wellbore positioning. The operations of AJC are included in the North America Solutions reportable segment. The acquisition of AJC has been accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. The allocation of the purchase price included goodwill of $3.1 million.
NOTE 4 DISCONTINUED OPERATIONS
Current and noncurrent liabilities from discontinued operations consist of municipal and income taxes payable and social obligations due within the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three and nine months ended June 30, 2020 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 204,418 Bolivars per United States dollar at June 30, 2020. The DICOM floating rate might not reflect the barter market exchange rates.
NOTE 5 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2020 and September 30, 2019 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2020	September 30, 2019
Contract drilling services equipment	4 - 15 years	$7,330,464	$7,881,323
Tubulars	4 years	616,460	618,310
Real estate properties	10 - 45 years	72,525	72,507
Other	2 - 23 years	465,278	471,803
Construction in progress (1)		70,062	117,761
		8,554,789	9,161,704
Accumulated depreciation		(4,800,583)	(4,659,620)
Property, plant and equipment, net		$3,754,206	$4,502,084

(1)
Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase-orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.

Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $108.4 million and $141.9 million for the three months ended June 30, 2020 and 2019, respectively, and $366.8 million and $423.7 million for the nine months ended June 30, 2020 and 2019, respectively. Included in depreciation expenses is abandonments of $0.9 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $6.8 million for the nine months ended June 30, 2020 and 2019, respectively.
Gain on Sale of Assets
We had gains on sales of assets of $4.2 million and $10.0 million for the three months ended June 30, 2020 and 2019, respectively, and $18.8 million and $27.1 million for the nine months ended June 30, 2020 and 2019, respectively. These gains were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.
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

During the second quarter of fiscal year 2020, several significant economic events took place that severely impacted the current demand on drilling services, including the significant drop in crude oil prices caused by OPEC+'s price war coupled with the decrease in the demand due to the COVID-19 pandemic. To maintain a competitive edge in a challenging market, the Company’s management introduced a new strategy focused on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. This resulted in grouping the super-spec rigs of our legacy Domestic FlexRig3 asset group with our FlexRig5 asset group creating a new "Domestic super-spec FlexRig" asset group, while combining the legacy Domestic conventional asset group, FlexRig4 asset group and FlexRig3 non-super-spec rigs into one asset group (Domestic non-super-spec asset group). Given the current and projected low utilization for our Domestic non-super-spec asset group and all International asset groups, we considered these economic factors to be indicators that these asset groups may be impaired.

As a result of these indicators, we performed impairment testing at March 31, 2020 on each of our Domestic non super-spec and International conventional, FlexRig3, and FlexRig4 asset groups which had an aggregate net book value of $605.8 million. We concluded that the net book value of each asset group is not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $441.4 million in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2020. Of the $441.4 million total impairment charge recorded, $292.4 million and $149.0 million was recorded in the North America Solutions and International Solutions segments, respectively. No further impairments were recognized in the third quarter of fiscal year 2020. Impairment was measured as the amount by which the net book value of each asset group exceeds its fair value.

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

As of March 31, 2020, the Company also recorded an additional non-cash impairment charge related to in-progress drilling equipment and rotational inventory of $44.9 million and $38.6 million, respectively, which had aggregate book values of $68.4 million and $38.6 million, respectively, in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2020. Of the $83.5 million total impairment charge recorded for in-progress drilling equipment and rotational inventory, $75.8 million and $7.7 million was recorded in the North America Solutions and International Solutions segments, respectively.

Decommissioning

While the crude oil market imbalance is a global phenomenon, it has more acutely impacted the U.S. market as a result of storage limitations during the three months ended June 30, 2020. The abruptness of and the overall size of the decrease in demand for refined products, such as gasoline and diesel, has created an abundance of supply for such products which has caused the inventory levels of crude oil and its related refined products to become greatly elevated, reaching the high end of storage capabilities. This has greatly reduced the need, or in some cases, entirely eliminated the ability of refineries to use crude oil as a feedstock. As such, E&P companies, our customers, may have limited opportunities to offload their production and even then, the selling price could be at very low, uneconomical prices. Consequently, some E&P companies have chosen to shut-in and stop production, not complete additional wells drilled and/or not drill any more wells until the market imbalance corrects and it is economical to resume production and drilling wells.

During the three months ended June 30, 2020, we decommissioned two rigs and 35 rigs from our legacy Domestic Conventional asset group and FlexRig3 asset group, respectively. The decommissioned rigs were impaired as of March 31, 2020.
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
Upon the adoption of ASC 842, we recognized lease liabilities in relation to leases that had previously been classified as operating leases under the principles of ASC 840. These liabilities were measured at the present value of the remaining lease payments, discounted using the lessee’s incremental borrowing rate as of October 1, 2019, as most of our contracts do not provide an implicit rate. The weighted average lessee’s incremental borrowing rate applied to the operating lease liabilities on October 1, 2019 was approximately 2.9%.
The change in accounting policy affected the following items in the balance sheet on October 1, 2019:

(in thousands)	September 30, 2019	Adjustments	October 1, 2019
Other Noncurrent Assets:
Operating lease right-of-use asset	$—	$56,071	$56,071
Current Liabilities:
Accrued liabilities	—	16,277	16,277
Noncurrent Liabilities:
Other	—	39,794	39,794

As of June 30, 2020, segment assets and liabilities have all increased from September 30, 2019 as a result of the change in accounting policy. All reportable segments were affected by the change in policy.
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

With respect to our drilling service contracts that commenced or were amended during the nine months ended June 30, 2020, we concluded that our drilling contracts contain a lease component and that the non-lease component is the predominant element of the combined component of such contracts. As such, we elected to apply the practical expedient to not separate the lease and non-lease components and account for the combined component under ASC 606. Therefore, we do not expect any change in our revenue recognition patterns or disclosures as a result of our adoption of ASC 842.
Lease Position

(in thousands)	October 1, 2019	June 30, 2020
Operating lease commitments disclosed	$62,218	$54,333

Discounted using the lessee's incremental borrowing rate at the date of initial application	$57,323	$53,107
(Less): short-term leases recognized on a straight-line basis as expense	(1,252)	(5,602)
Lease liability recognized	$56,071	$47,505

Of which:
Current lease liabilities	$16,277	$11,792
Non-current lease liabilities	39,794	35,713
The recognized right-of-use assets relate to the following types of assets:

(in thousands)	October 1, 2019	June 30, 2020
Properties	$52,188	$44,413
Equipment	3,652	2,606
Other	231	515
Total right-of-use assets	$56,071	$47,534

The right-of-use assets were measured at the amount equal to the lease liability, adjusted for the amount of any prepaid or accrued lease payments recognized on the balance sheet at September 30, 2019.
Lease Costs
The following table presents certain information related to the lease costs for our operating leases:

(in thousands)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	$4,085	$12,642
Short-term lease cost	234	1,303
Total lease cost	$4,319	$13,945
Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of June 30, 2020.

June 30, 2020
Weighted average remaining lease term	5.1
Weighted average discount rate	2.6%

Lease Obligations
Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2020 (in thousands) are as follows:

Fiscal Year	Amount
2020	$6,186
2021	12,218
2022	9,011
2023	7,696
2024	7,311
Thereafter	11,911
Total	$54,333

Total rent expense was $4.3 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and $13.9 million and $11.6 million for the nine months ended June 30, 2020 and 2019, respectively. The future minimum lease payments for our Tulsa corporate office and our Tulsa industrial facility represent a material portion of the amounts shown in the table above. The lease agreement for our Tulsa corporate office commenced on May 30, 2003 and has subsequently been amended, most recently on March 12, 2018. The agreement will expire on January 31, 2025; however, we have two five-year renewal options, which were not recognized as part of our right-of-use assets and lease liabilities. The lease agreement for our Tulsa industrial facility, where we perform maintenance and assembly of FlexRig components commenced on December 21, 2018 and will expire on June 30, 2025; however, we have two two-year renewal options which were recognized as part of our right-of-use assets and lease liabilities.
NOTE 7 GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition.  Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis, or when indications of potential impairment exist.  All of our goodwill is within our North America Solutions reportable segment.
The following is a summary of changes in goodwill (in thousands):

Balance at September 30, 2019	$82,786
Additions	1,200
Impairment	(38,333)
Balance at June 30, 2020	$45,653

During the second quarter of fiscal year 2020, as a result of new information identified related to the acquisition of DrillScan, the acquisition date fair value of the contingent consideration and goodwill increased by approximately $1.2 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consisted of the following:

		June 30, 2020			September 30, 2019
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,097	$14,817	$74,280	$89,096	$10,256	$78,840
Intellectual property	13 years	1,500	75	1,425	—	—	—
Trade name	20 years	5,865	763	5,102	5,865	522	5,343
Customer relationships	5 years	4,000	2,067	1,933	4,000	1,467	2,533
		$100,462	$17,722	$82,740	$98,961	$12,245	$86,716

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $5.5 million and $4.2 million for nine months ended June 30, 2020 and 2019, respectively. Intangible amortization is estimated to be approximately $1.8 million for the remainder of fiscal year 2020, approximately $7.2 million for fiscal years 2021 and 2022, approximately $6.5 million for fiscal year 2023 and approximately $6.4 million for fiscal year 2024.
Impairment
Consistent with our policy, we test goodwill annually for impairment in the fourth quarter of our fiscal year, or more frequently if there are indicators that goodwill might be impaired. Due to the market conditions described in Note 5—Property, Plant and Equipment, during the second quarter of fiscal year 2020, we concluded that goodwill might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated, for recoverability. This resulted in a non-cash impairment charge of $38.3 million recorded in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2020.
The recoverable amount of the H&P Technologies reporting unit is determined based on a fair value calculation which uses cash flow projections based on the Company’s financial projections presented to the board of directors covering a five-year period, and a discount rate of 14 percent. Cash flows beyond that five-year period have been extrapolated using the fifth-year data with no implied growth factor. The reporting unit level is defined as an operating segment or one level below an operating segment.
The recoverable amount of the intangible assets tested for impairment within the H&P Technologies reporting unit is determined based on undiscounted cash flow projections using the Company’s financial projections presented to the board of directors covering a five-year period, and extrapolated for the remaining weighted average useful lives of the intangible assets.

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
NOTE 8 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	June 30, 2020			September 30, 2019
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$487,148	$(6,879)	$480,269	$487,148	$(7,792)	$479,356
	487,148	(6,879)	480,269	487,148	(7,792)	479,356
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$487,148	$(6,879)	$480,269	$487,148	$(7,792)	$479,356

Senior Notes
HPIDC 2025 Notes
On March 19, 2015, our subsidiary, Helmerich & Payne International Drilling Co. ("HPIDC") issued $500.0 million of 4.65 percent unsecured senior notes due 2025 of HPIDC (the "HPIDC 2025 Notes"), which were redeemed in full on September 27, 2019 as described under "––Exchange Offer, Consent Solicitation and Redemption." Interest on the HPIDC 2025 Notes was payable semi-annually on March 15 and September 15. The debt discount was being amortized to interest expense using the effective interest method. The debt issuance costs were being amortized straight-line over the stated life of the obligation, which approximated the effective interest method.
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
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), which is set to mature on November 13, 2024. The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate ("LIBOR") or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of June 30, 2020, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively.
As of June 30, 2020, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $14.3 million of financial guarantees were outstanding as of June 30, 2020.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2020, we were in compliance with all debt covenants.
NOTE 9 INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") became law. The CARES Act, among other things, includes certain income tax provisions for corporations; however, as of June 30, 2020, we are not anticipating any of the benefits to significantly impact the Company’s income tax provision.
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates will occur as information and assumptions change.
Our income tax benefit from continuing operations for the three months ended June 30, 2020 and 2019 was $17.6 million and $32.0 million, respectively, resulting in effective tax rates of 27.6 percent and 17.2 percent, respectively. Our income tax benefit from continuing operations for the nine months ended June 30, 2020 and 2019 was $116.9 million and $5.6 million, respectively, resulting in effective tax rates of 21.1 percent and 7.0 percent, respectively. The discrete adjustments for the three and nine months ended June 30, 2020 and 2019 relate to decreases in our deferred state income tax rate, return to provision adjustments, and reversals of uncertain tax liabilities.
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

NOTE 10 SHAREHOLDERS’ EQUITY
The Company has authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares per calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the three months ended June 30, 2020. During the nine months ended June 30, 2020, we purchased 1.5 million common shares at an aggregate cost of $28.5 million, which are held as treasury shares. We had no purchases of common shares during the three and nine months ended June 30, 2019.
A cash dividend of $0.71 per share was declared on March 4, 2020 for shareholders of record on May 11, 2020 and was paid on June 1, 2020. An additional cash dividend of $0.25 per share was declared on June 3, 2020 for shareholders of record on August 17, 2020, payable on August 31, 2020. As a result, we recorded a dividend payable of $27.2 million within Dividends Payable on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020.
Components of accumulated other comprehensive loss were as follows:

(in thousands)	June 30, 2020	September 30, 2019
Pre-tax amounts:
Unrealized actuarial loss	$(35,078)	$(37,084)
	$(35,078)	$(37,084)
After-tax amounts:
Unrealized actuarial loss	$(27,082)	$(28,635)
	$(27,082)	$(28,635)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and nine months ended June 30, 2020:

(in thousands)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Balance at beginning of period	$(27,603)	$(28,635)
Activity during the period
Amounts reclassified from accumulated other comprehensive income	521	1,553
Net current-period other comprehensive income	521	1,553
Balance at June 30, 2020	$(27,082)	$(27,082)

NOTE 11 REVENUE FROM CONTRACTS WITH CUSTOMERS
Contract Drilling Services Revenue
Due to the sharp decline in the price of oil during the second quarter of fiscal year 2020, our customers have reduced their drilling activity and we have received rig release notifications for rigs under term and well-to-well contracts. The releases for rigs under term contracts result in early termination compensation owed to us, while releases for rigs under well-to-well contracts given outside the notification window per the contract result in notification fees owed to us. During the three months ended June 30, 2020 and 2019, early termination revenue associated with term contracts was approximately $49.5 million and $0.8 million, respectively, and $57.8 million and $9.1 million, respectively, for the nine months ended June 30, 2020 and 2019. During the three months ended June 30, 2020 and 2019, notification fee revenue related to well-to-well contracts was approximately $0.9 million and $0.8 million, respectively, and $3.0 million and $1.0 million for the nine months ended June 30, 2020 and 2019, respectively.
As a result of the depressed market conditions and negative outlook for the near term, certain of our customers have opted to renegotiate existing drilling contracts. During the second quarter of fiscal year 2020, we agreed to certain price concessions on some of our existing drilling contracts; however, the total impact on current and future periods is not material.
Contract Costs
We had capitalized fulfillment costs of $6.3 million and $13.9 million as of June 30, 2020 and September 30, 2019, respectively.

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of June 30, 2020 was approximately $650.7 million, of which approximately $173.3 million is expected to be recognized during the remainder of fiscal year 2020, approximately $331.8 million during fiscal year 2021, and approximately $145.6 million during fiscal year 2022 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. However, the impact of the COVID-19 pandemic is inherently uncertain, and, as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the effect it may have on our contractual obligations with our customers.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets and liabilities:

(in thousands)	June 30, 2020	September 30, 2019
Contract assets	$2,337	$2,151

(in thousands)	June 30, 2020
Contract liabilities balance at September 30, 2019	$23,354
Payment received/accrued and deferred	16,005
Revenue recognized during the period	(29,138)
Contract liabilities balance at June 30, 2020	$10,221

NOTE 12 STOCK-BASED COMPENSATION
On March 3, 2020, the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) was approved by our stockholders. The 2020 Plan replaces our stockholder-approved Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"). The 2020 Plan is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units, share bonuses, other share-based awards and cash awards.  Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan, the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan and the 2016 Plan remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. As a result, there were no new non-qualified stock options granted during the nine months ended June 30, 2020. We have also eliminated stock options as an element of our non-employee director compensation program. The Board has determined to award stock-based compensation to non-employee directors solely in the form of restricted stock. During the nine months ended June 30, 2020, 727,009 shares of restricted stock awards and 258,857 performance share units were granted under the 2016 Plan and 54,118 shares of restricted stock awards were granted under the 2020 Plan.
A summary of compensation cost for stock-based payment arrangements recognized in contract drilling services operating expense and selling, general and administrative expense is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense
Stock options	$422	$719	$1,409	$3,073
Restricted stock	8,716	6,771	24,359	19,374
Performance share units	1,969	1,388	6,291	3,020
Stock-based compensation benefit included in restructuring charges	(3,483)	—	(3,483)	—
	$7,624	$8,878	$28,576	$25,467

Of the total stock-based compensation expense, for the three and nine months ended June 30, 2020, $2.4 million and $7.6 million, respectively, was recorded in contract drilling services operating expenses on our Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended June 30, 2019, $1.9 million and $5.4 million, respectively, was recorded in contract drilling services operating expenses.
Of the total stock-based compensation expense, for the three and nine months ended June 30, 2020, $8.7 million and $24.5 million, respectively, was recorded in selling, general and administrative expense on our Unaudited Condensed

Consolidated Statements of Operations. For the three and nine months ended June 30, 2019, $6.9 million and $20.1 million, respectively, was recorded in selling, general and administrative expense.
Stock Options
A summary of stock option activity under all existing long-term incentive plans for the three and nine months ended June 30, 2020 is presented in the following tables:

	Three Months Ended June 30, 2020
(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2020	3,028	$62.44
Exercised	—	—
Forfeited/Expired	(29)	62.74
Outstanding at June 30, 2020	2,999	$62.43	4.57	$—
Vested and expected to vest at June 30, 2020	2,999	$62.43	4.57	$—
Exercisable at June 30, 2020	2,650	$62.42	4.22	$—

	Nine Months Ended June 30, 2020
(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2019	3,238	$60.86
Exercised	(202)	38.02
Forfeited/Expired	(37)	57.67
Outstanding at June 30, 2020	2,999	$62.43

No options were exercised during the three months ended June 30, 2020. The total intrinsic value of options exercised during the three months ended June 30, 2019 was $0.3 million. The total intrinsic value of options exercised during the nine months ended June 30, 2020 and 2019 was $0.3 million and $7.9 million, respectively.
As of June 30, 2020, the unrecognized compensation cost related to stock options was $1.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock
Restricted stock awards consist of our common stock and are time-vested over four years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of June 30, 2020, there was $38.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the status of our restricted stock awards as of June 30, 2020 and changes in non-vested restricted stock outstanding during the nine months then ended is presented below:

	Nine Months Ended June 30, 2020
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2019	1,085	$61.28
Granted (1)	781	39.99
Vested (2)	(482)	60.04
Forfeited	(58)	49.37
Non-vested restricted stock outstanding at June 30, 2020	1,326	$49.70

(1)
The number of restricted stock awards granted includes phantom shares that confer the benefits of owning company stock without the actual ownership or transfer of any shares. The number of phantom shares granted for the nine months ended June 30, 2020 was 20,616.

(2)	The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

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
The grant date fair value of performance share units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of June 30, 2020, there was $8.5 million of unrecognized compensation cost related to unvested performance share units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the status of our performance share units as of June 30, 2020 and changes in non-vested performance share units outstanding during the nine months then ended is presented below:

	Nine Months Ended June 30, 2020
(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested performance share units outstanding at September 30, 2019	145	$62.66
Granted	259	43.40
Forfeited	(45)	$50.98
Non-vested performance share units outstanding at June 30, 2020	359	$50.23

The weighted-average fair value calculation for performance share units granted during the nine months ended June 30, 2020 is based on the following weighted-average assumptions set forth in the table below.

Nine Months Ended June 30, 2020
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
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(46,007)	$(154,621)	$(435,746)	$(74,400)
Income (loss) from discontinued operations	408	(62)	212	(433)
Net loss	(45,599)	(154,683)	(435,534)	(74,833)
Adjustment for basic loss per share
Loss allocated to unvested shareholders	(331)	(772)	(2,327)	(2,332)

Numerator for basic loss per share:
From continuing operations	(46,338)	(155,393)	(438,073)	(76,732)
From discontinued operations	408	(62)	212	(433)
	(45,930)	(155,455)	(437,861)	(77,165)
Adjustment for diluted loss per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—

Numerator for diluted loss per share:
From continuing operations	(46,338)	(155,393)	(438,073)	(76,732)
From discontinued operations	408	(62)	212	(433)
	$(45,930)	$(155,455)	$(437,861)	$(77,165)
Denominator:
Denominator for basic loss per share - weighted-average shares	107,439	109,425	108,185	109,324
Effect of dilutive shares from stock options, restricted stock and performance share units	—	—	—	—
Denominator for diluted loss per share - adjusted weighted-average shares	107,439	109,425	108,185	109,324

Basic loss per common share:
Loss from continuing operations	$(0.43)	$(1.42)	$(4.05)	$(0.71)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.43)	$(1.42)	$(4.05)	$(0.71)

Diluted loss per common share:
Loss from continuing operations	$(0.43)	$(1.42)	$(4.05)	$(0.71)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.43)	$(1.42)	$(4.05)	$(0.71)

We had a net loss for the three and nine months ended June 30, 2020 and 2019. Accordingly, our diluted earnings per share calculation this period was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following average shares attributable to outstanding equity awards were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Shares excluded from calculation of diluted loss per share	4,708	2,753	3,882	2,768
Weighted-average price per share	$58.27	$64.22	$60.63	$64.21

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

The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value, which totaled $16.3 million at June 30, 2020 and $15.7 million at September 30, 2019. The assets are comprised of mutual funds that are measured using Level 1 inputs.
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
The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at June 30, 2020 and September 30, 2019.
The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$1,743	$—	$1,743	$—
Corporate and municipal debt securities	45,185	—	45,185	—
U.S. government and federal agency securities	18,859	18,859	—	—
Total short-term investments	65,787	18,859	46,928	—
Cash and cash equivalents	426,245	426,245	—	—
Investments	8,940	8,597	343	—
Other current assets	46,643	46,643	—	—
Other assets	3,336	3,336	—	—
Total assets measured at fair value	$550,951	$503,680	$47,271	$—

Liabilities:
Contingent earnout liability	$12,723	$—	$—	$12,723

At June 30, 2020, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available.
At June 30, 2020, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.
Our financial instruments measured using Level 3 unobservable inputs consist of potential earnout payments primarily associated with our business acquisitions in fiscal year 2019.
The following table presents a reconciliation of changes in the fair value of our financial assets and liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net liabilities at beginning of period	$11,823	$9,015	$18,373	$11,160
Additions	—	—	1,500	673
Total gains or losses:
Included in earnings	900	540	(2,900)	(2,278)
Settlements (1)	—	—	(4,250)	—
Net liabilities at June 30,	$12,723	$9,555	$12,723	$9,555

(1)	Settlements represent earnout payments that have been paid or earned during the period.
The following table provides quantitative information (in thousands) about our Level 3 unobservable inputs at June 30, 2020:

Fair Value	Valuation Technique	Unobservable Input	Unobservable Input	Range	Weighted Average (1)
$1,000	Monte Carlo simulation	Discount rate	2.0%
		Revenue Volatility	34.6%
		Risk free rate	1.2%
$11,723	Probability Analysis	Discount rate	1.0%
		Payment amounts		$3,000 - $7,000	$5,400
		Probabilities		40% - 60%	53%

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
The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2020 and September 30, 2019:

(in millions)	June 30, 2020	September 30, 2019
Carrying value of long-term fixed-rate debt	$480.3	$479.4
Fair value of long-term fixed-rate debt	520.5	526.4

The fair value for the $520.5 million fixed-rate debt is based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.

The estimated fair value of our investments, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is based on Level 1 inputs. As a result of the change in the fair value of our investments, we recorded a gain of $2.3 million and a loss of $7.3 million for the three and nine months ended June 30, 2020, respectively.
NOTE 15 EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost
The following provides information at June 30, 2020 and 2019, related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$1,097	$1,097	$3,291	$3,291
Expected return on plan assets	(1,381)	(1,386)	(4,143)	(4,158)
Recognized net actuarial loss	669	291	2,007	874
Settlement	$1,814	$1,548	$1,814	$1,548
Net pension expense	$2,199	$1,550	$2,969	$1,555

According to ASC 715, Compensation—Retirement Benefits, if the lump sum distributions made during a plan year exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during both the three and nine months ended June 30, 2019 and three and nine months ended June 30, 2020. Accordingly, we recognized settlement expense of $1.5 million for the three and nine months ended June 30, 2019, and settlement expense of $1.8 million for the three and nine months ended June 30, 2020 in other expense within our Condensed Consolidated Statements of Operations.
Employer Contributions
We did not contribute to the Pension Plan during the nine months ended June 30, 2020. For the remainder of fiscal year 2020, we do not expect minimum contributions required by law to be needed; however, we may make contributions during the remainder of fiscal year 2020 if needed to fund unexpected distributions in lieu of liquidating pension assets.
NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2020, we had purchase commitments for equipment, parts and supplies of approximately $11.2 million.
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
In October 2017, an employee of HPIDC suffered personal injury and subsequently brought a lawsuit against the operator. Pursuant to the terms of the drilling contract between HPIDC and the operator, HPIDC indemnified the operator in the lawsuit, subject to certain limitations. A settlement agreement was reached with the operator. As of September 30, 2019, we accrued $9.5 million for this lawsuit, which was subsequently paid out during the nine months ended June 30, 2020.
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
During the third quarter of fiscal year 2020, as part of our restructuring efforts (see Note 18—Restructuring Charges) and consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources we implemented organizational changes. We are moving from a product-based offering, such as a rig or separate technology package, to an integrated solution-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations. Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our contract drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All segment disclosures have been recast for these segment changes. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other." Consolidated revenues and expenses reflect the elimination of intercompany transactions.
Each reportable operating segment is a strategic business unit that is managed separately, and consolidated revenues and expenses reflect the elimination of all material intercompany transactions. Other includes additional non-reportable operating segments. External revenues included in “Other” primarily consist of rental income.
Segment Performance
We evaluate segment performance based on income or loss from continuing operations (segment operating income (loss)) before income taxes which includes:

•	Revenues from external and internal customers

•	Direct operating costs

•	Depreciation and amortization

•	Allocated general and administrative costs

•	Asset impairment charges

•	Restructuring charges
but excludes gain on sale of assets and corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.

Summarized financial information of our reportable segments for the three months ended June 30, 2020 and 2019 is shown in the following tables:

	Three Months Ended June 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External Sales	$254,434	$37,494	$22,477	$2,959	$—	$317,364
Intersegment	—	—	—	10,384	(10,384)	—
Total Sales	254,434	37,494	22,477	13,343	(10,384)	317,364

Segment Operating Income (Loss)	(25,157)	3,013	(9,540)	4,389	—	(27,295)

	Three Months Ended June 30, 2019
(in thousands)	North America Solutions (1)	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External Sales	$600,831	$37,674	$46,283	$3,186	$—	$687,974
Intersegment	—	—	—	—	—	—
Total Sales	600,831	37,674	46,283	3,186	—	687,974

Segment Operating Income (Loss)	(147,015)	5,078	(5,023)	(731)	—	(147,691)

(1)	Prior period information has been restated to reflect the transition of the H&P Technologies reportable segment to the North America Solutions reportable segment.
Summarized financial information of our reportable segments for the nine months ended June 30, 2020 and 2019 is shown in the following tables:

	Nine Months Ended June 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External Sales	$1,325,076	$110,828	$120,189	$9,567	$—	$1,565,660
Intersegment	—	—	—	28,927	(28,927)	—
Total Sales	1,325,076	110,828	120,189	38,494	(28,927)	1,565,660

Segment Operating Income (Loss)	(315,705)	6,022	(158,894)	3,704	—	(464,873)

	Nine Months Ended June 30, 2019
(in thousands)	North America Solutions (1)	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External Sales	$1,867,253	$109,167	$163,378	$9,642	$—	$2,149,440
Intersegment	—	—	—	—	—	—
Total Sales	1,867,253	109,167	163,378	9,642	—	2,149,440

Segment Operating Income	20,514	16,778	9,575	1,988	—	48,855

(1)	Prior period information has been restated to reflect the transition of the H&P Technologies reportable segment to the North America Solutions reportable segment.

The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Segment operating income (loss)	$(27,295)	$(147,691)	$(464,873)	$48,855
Gain on sale of assets	4,201	9,960	18,790	27,050
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(34,490)	(30,143)	(98,674)	(94,344)
Operating loss from continuing operations	(57,584)	(167,874)	(544,757)	(18,439)
Other income (expense)
Interest and dividend income	771	2,349	6,551	6,861
Interest expense	(6,125)	(6,257)	(18,320)	(17,145)
Gain (loss) on investment securities	2,267	(13,271)	(7,325)	(50,228)
Gain on sale of subsidiary	—	—	14,963	—
Other	(2,914)	(1,599)	(3,711)	(1,051)
Total unallocated amounts	(6,001)	(18,778)	(7,842)	(61,563)
Loss from continuing operations before income taxes	$(63,585)	$(186,652)	$(552,599)	$(80,002)

The following table presents total assets by reportable segment:

(in thousands)	June 30, 2020	September 30, 2019
Total assets (1)
North America Solutions (2)	$3,990,736	$5,284,141
Offshore Gulf of Mexico	104,262	102,442
International Solutions	188,126	217,094
Other	33,655	32,532
	4,316,779	5,636,209
Investments and corporate operations	645,547	203,306
Total assets from continuing operations	4,962,326	5,839,515
Discontinued operations	—	—
	$4,962,326	$5,839,515

(1)	Assets by segment exclude investments in subsidiaries and intersegment activity.

(2)	Prior period information has been restated to reflect the transition of the H&P Technologies reportable segment to the North America Solutions reportable segment.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating revenues
United States	$294,335	$641,270	$1,442,670	$1,984,695
Argentina	7,231	40,977	77,522	123,666
Bahrain	6,430	1,855	21,497	6,909
United Arab Emirates	8,403	—	14,857	4,728
Colombia	413	3,451	6,313	28,075
Other Foreign	552	421	2,801	1,367
Total	$317,364	$687,974	$1,565,660	$2,149,440

Refer to Note 11—Revenue from Contracts with Customers for additional information regarding the recognition of revenue upon adoption of ASC 606.

NOTE 18 RESTRUCTURING CHARGES
Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We restructured our operations to accommodate scale during an industry downturn and to re-organize our operations to align to new marketing and management strategies. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels. Costs incurred, as of June 30, 2020, in connection with the restructuring are comprised of one-time severance benefits to employees who are voluntarily or involuntarily terminated, benefits related to forfeitures and costs related to modification of stock-based compensation awards.
The following table summarizes the Company's restructuring charges incurred during the nine months ended June 30, 2020:

(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Corporate G&A	Total
Employee termination benefits	$10,273	$1,440	$2,308	$328	$4,629	$18,978
Stock-based compensation benefit	(3,036)	(178)	(11)	(61)	(197)	(3,483)
Total restructuring charges	$7,237	$1,262	$2,297	$267	$4,432	$15,495

The following table summarizes the Company's accrual for restructuring charges for the nine months ended June 30, 2020:

(in thousands)	Employee Termination Benefits
Accrued restructuring charges at September 30, 2019	$—
Charges	18,978
Cash payments	(11,959)
Accrued restructuring charges at June 30, 2020	$7,019

These expenses are recorded within restructuring charges on our Unaudited Condensed Consolidated Statements of Operations and the related liability is recorded within accounts payable on our Unaudited Condensed Consolidated Balance Sheets.

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
These forward-looking statements include, among others, such things as:

•	our business strategy;

•	estimates of our revenues, income, earnings per share, and market share;

•	our capital structure and our ability to return cash to stockholders through dividends or share repurchases;

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	the volatility of future oil and natural gas prices;

•
changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, changes in prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs, or increase our capital expenditures and the construction or acquisition of rigs;

•
the effect, impact, potential duration or other implications of the recent and ongoing outbreak of a novel strain of coronavirus ("COVID-19") and the recent oil price collapse, and any expectations we may have with respect thereto;

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
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in this Form 10-Q under Part II, Item 1A— “Risk Factors" and in our 2019 Annual Report on Form 10-K under Item 1A— “Risk Factors,” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2020, our drilling rig fleet included a total of 302 drilling rigs. Our contract drilling services segments consist of the North America Solutions segment with 262 rigs, the Offshore Gulf of Mexico segment with eight offshore platform rigs and the International Solutions segment with 32 rigs as of June 30, 2020. At the close of the third quarter of fiscal year 2020, we had 81 contracted rigs, of which 58 were under a fixed-term contract and 23 were working well-to-well, compared to 218 contracted rigs at September 30, 2019. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued volatile market conditions and take advantage of future opportunities.
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
With respect to North America Solutions, the resurgence of oil and natural gas production coming from the United States brought about by unconventional shale drilling for oil has significantly impacted the supply of oil and natural gas and the type of rig utilized in the U.S. land drilling industry. The advent of unconventional drilling in the United States began in early 2009 and continues to evolve as E&Ps drill longer lateral wells with tighter well spacing. During this time, we designed, built and delivered to the market new technology AC drive rigs (FlexRig®), substantially growing our fleet. The pace of progress of unconventional drilling over the years has been cyclical and volatile, dictated by crude oil and natural gas price fluctuations, which at times have proven to be dramatic.
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
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil strip prices. Since the beginning of the calendar year 2020, crude oil prices fell from approximately $60 per barrel to the low-to-mid-$20 per barrel range, lower in some cases. Consequently, we have seen a significant decrease in customer 2020 capital budgets representing a decline of nearly 50% from calendar year 2019 levels. There has been a corresponding dramatic decline in the demand for land rigs, such that the overall rig count for calendar year 2020 will average significantly less than in calendar year 2019. During calendar year 2020, our North American Solutions rig count has declined from 195 contracted rigs at December 31, 2019 to 68 contracted rigs at June 30, 2020. Of the 68 contracted rigs at June 30, 2020, 48 are active with 14 rigs warm stacked and six cold stacked. When rigs are stacked, they remain under the terms of the contract but typically pay a reduced rate, where the term days are generally not reduced, but our operating expenses are typically reduced. We believe that we will not experience further significant declines in our rig count and that any additional declines would be much less dramatic. We do not expect our rig count to increase until customers initiate their 2021 capital budgets.
Utilization for our super-spec FlexRig fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization); however, the recent decline in the demand for land rigs resulted in customers idling a large portion of our super-spec FlexRig fleet. At June 30, 2020, we had 168 idle super-spec rigs out of our FlexRig fleet of 234 super-spec rigs (28 percent utilization).
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro environment adversely affecting our North America Solutions segment and those unfavorable factors are creating similar challenges for these business segments as well.

H&P recognizes the uncertainties and concerns caused by the COVID-19 pandemic; however, we have managed the Company over time to be in a position of strength both financially and operationally when facing uncertainties of this magnitude. The COVID-19 pandemic has had an indirect, yet significant financial impact on the Company. The global response to coping with the pandemic has resulted in a drop in demand for crude oil, which, when combined with a more than adequate supply of crude oil, has resulted in a sharp decline in crude oil prices, causing our customers to have pronounced pullbacks in their operations and planned capital expenditures. The direct impact of COVID-19 on H&P's operations has created some challenges that we believe the Company is adequately addressing to ensure a robust continuation of our operations albeit at a lower activity level.

The Company is an ‘essential critical infrastructure’ company as defined by the Department of Homeland Security and the Cybersecurity and Infrastructure Security Agency and, as such, continues to operate rigs and technology solutions, providing valuable services to our customers in support of the global energy infrastructure.

The health and safety of all H&P stakeholders - our employees, customers, and vendors - remain a top priority at the Company. Accordingly, H&P has implemented additional policies and procedures designed to protect the well-being of our stakeholders and to minimize the impact of COVID-19 on our ongoing operations. Some of the safeguards we have implemented include:

•	The Company mobilized a global COVID-19 response team to manage the evolving situation

•	The Company moved to a global "remote work" model for office personnel (beginning March 13, 2020)

•	The Company suspended all non-essential travel

•	We are adhering to CDC guidelines for evaluating actual and potential COVID-19 exposures

◦
Operational and third-party personnel are required to complete a COVID-19 questionnaire prior to reporting to a field location and office personnel are required to complete one prior to returning to their respective offices in order to evaluate actual and potential COVID-19 exposures and individuals identified as being high risk are not allowed on location

◦	The temperatures of operational personnel are taken prior to them being allowed to enter a rig site

◦	The Company has implemented enhanced sanitation and cleaning protocols

•
We are complying with local governmental jurisdiction policies and procedures where our operations reside; in some instances, policies and procedures are more stringent in our foreign operations than in our North America operations and this has resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction

As of July 15, 2020, we have had 45 out of approximately 4,050 H&P employees with confirmed cases of COVID-19. Upon being notified that an employee has tested positive, the Company follows pre-established guidelines and places the employee on leave. Upon full recovery, the employee is required to quarantine for 14 days prior to returning to work. The Company also follows its contact tracing guidelines and quarantined employees who have been in contact with the employee in the last 14 days. In addition, the Company applied its enhanced sanitation procedures to the employee’s work location prior to allowing employees to re-enter the location.

From a financial perspective we believe the Company is well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. Actions taken during the second quarter of fiscal year 2020 included a reduction to the annual dividend of approximately $200 million, a reduction in planned fiscal year 2020 capital spend of $95 million, and a roughly $50 million reduction in fixed operational overhead. During the third quarter of fiscal year 2020, the Company took further steps to reduce its planned fiscal year 2020 capital spend by another $40 million and its selling, general and administrative cost structures by another $25 million on an annualized basis. The culmination of these cost-saving initiatives resulted in a $15.5 million restructuring charge during the third quarter of fiscal year 2020. We anticipate further cost reductions in our International Solutions operations as well and are working through local jurisdictional regulations to implement those measures. We also reduced future quarterly dividends to $0.25 per share down from $0.71 per share, commencing with dividends declared by our Board of Directors (the "Board") on June 3, 2020 for the third quarter of fiscal year 2020. This reduction will result in approximately $200 million being retained by the Company on an annual basis. At June 30, 2020, the Company had cash and cash equivalents and short-term investments of $492.0 million and availability under the 2018 Credit Facility (as defined herein) of $750.0 million resulting in approximately $1.2 billion in near-term liquidity. We currently do not anticipate the need to draw on the 2018 Credit Facility.

As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those that we believe have a high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At June 30, 2020, the Company had a net allowance against its accounts receivable of $4.7 million and incurred bad debt expense of $2.4 million and $4.2 million during the three and nine months ended June 30, 2020, respectively. For the three months ended December 31, 2019, we recorded a bad debt recovery of $2.0 million within our contract drilling services operating expense on our Unaudited Condensed Consolidated Statements of Operations. Subsequent to March 31, 2020, we adjusted our credit risk monitoring for specific customers, in response to the recent economic events described above.

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
Restructuring
Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We restructured our operations to accommodate scale during an industry downturn and to re-organize our operations to align to new marketing and management strategies. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels.
Business Segments
During the third quarter of fiscal year 2020, as part of our restructuring efforts (see Note 18—Restructuring Charges) and consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources we implemented organizational changes. We are moving from a product-based offering, such as a rig or separate technology package, to an integrated solution-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations. Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our contract drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All segment disclosures have been recast for these segment changes. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other." Consolidated revenues and expenses reflect the elimination of intercompany transactions.
Self-Insurance
On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain on the operating segments books and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captive to finance the risk of loss to equipment and rig property assets. The Company and the Captive maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are currently held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the Captive. The actuarial estimated underwriting expenses for the three and nine months ended June 30, 2020 was approximately $1.1 million and $15.8 million, respectively, and was recorded within contract drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues and expenses during the three and nine months ended June 30, 2020 amounted to $10.4 million and $28.9 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company previously self-insured employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program will also be reviewed at the end of each policy year by an outside actuary. One hundred percent of the stop-loss premium is being set aside by the Captive as reserves. The stop-loss program does not have a material impact on a consolidated basis.

Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly-owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the H&P Technologies reportable segment, which transitioned to the North America Solutions operating segment. This transaction does not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
Impairments
During the second quarter of fiscal year 2020, several significant economic events took place that severely impacted the current demand on drilling services, including the significant drop in crude oil prices caused by OPEC+'s price war coupled with the decrease in the demand due to the COVID-19 pandemic.

Property, Plant and Equipment and Inventory To maintain a competitive edge in a challenging market, the Company’s management introduced a new strategy focused on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. This resulted in grouping the super-spec rigs of our legacy Domestic FlexRig3 asset group and our FlexRig5 asset group creating a new "Domestic super-spec FlexRig" asset group, while combining the legacy Domestic conventional asset group, FlexRig4 asset group and FlexRig3 non-super-spec rigs into one asset group (Domestic non-super-spec asset group). Given the current and projected low utilization for our Domestic non-super-spec asset group and all International asset groups, we considered these economic factors to be indicators that these asset groups may be impaired.
As a result of these indicators, we performed impairment testing as of March 31, 2020 on each of our Domestic non-super-spec and International conventional, FlexRig3, and FlexRig4 asset groups which had an aggregate net book value of $605.8 million. We concluded that the net book value of each asset group is not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $441.4 million in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2020. Of the $441.4 million total impairment charge recorded, $292.4 million and $149.0 million was recorded in the North America Solutions and International Solutions segment, respectively. No further impairments were recognized in the third quarter of fiscal year 2020. Impairment was measured as the amount by which the net book value of each asset group exceeds its fair value.
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
As of March 31, 2020, the Company also recorded an additional non-cash impairment charge related to in-progress drilling equipment and rotational inventory of $44.9 million and $38.6 million, respectively, which had aggregate book values of $68.4 million and $38.6 million, respectively, in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2020. Of the $83.5 million total impairment charge recorded for in-progress drilling equipment and rotational inventory, $75.8 million and $7.7 million was recorded in the North America Solutions and International Solutions segments, respectively.
Goodwill Consistent with our policy, we test goodwill annually for impairment in the fourth quarter of our fiscal year, or more frequently if there are indicators that goodwill might be impaired. Due to the market conditions described in Note 5—Property, Plant and Equipment, during the second quarter of fiscal year 2020, we concluded that goodwill and intangible assets might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated and the intangible assets are recorded, for recoverability. This resulted in a goodwill only non-cash impairment charge of $38.3 million recorded in Asset Impairment Charge on the Unaudited Condensed Consolidated Statement of Operations during the three months ended March 31, 2020.
The recoverable amount of the H&P Technologies reporting unit is determined based on a fair value calculation which uses cash flow projections based on the Company’s financial projections presented to the board of directors covering a five-year period, and a discount rate of 14 percent. Cash flows beyond that five-year period have been extrapolated using the fifth-year data with no implied growth factor. The reporting unit level is defined as an operating segment or one level below an operating segment.
The recoverable amount of the intangible assets tested for impairment within the H&P Technologies reporting unit is determined based on undiscounted cash flow projections using the Company’s financial projections presented to the board of directors covering a five-year period, and extrapolated for the remaining weighted average useful lives of the intangible assets.

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
Contract Backlog
As of June 30, 2020, and September 30, 2019, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $0.6 billion and $1.2 billion, respectively. The decrease in backlog at June 30, 2020 from September 30, 2019 is primarily due to prevailing market conditions causing a decline in the number of drilling contracts executed and to some extent an increase in the number of early terminations of contracts. Approximately 73.4 percent of the June 30, 2020 total backlog is reasonably expected to be fulfilled in fiscal year 2021 and thereafter.
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. As a result of the depressed market conditions and negative outlook for the near term, beginning in the second quarter of fiscal year 2020, certain of our customers, as well as those of our competitors, have opted to renegotiate or early terminate existing drilling contracts. Such renegotiations have included requests to lower the contract dayrate in exchange for additional terms, temporary stacking of the rig, and other proposals. We have received early termination notices for rigs that were under contract at June 30, 2020. During the three months ended June 30, 2020 and 2019, early termination revenue associated with term contracts was $49.5 million and $0.8 million, respectively, and $57.8 million and $9.1 million for the nine months ended June 30, 2020 and 2019, respectively.
In response to the current market conditions, several operators have opted to place their rigs in an idle-but-contracted state as an alternative to early termination. This includes "warm stacking" and "cold stacking." Warm stacking occurs when a rig remains on-site while pausing drilling activity, while cold stacking occurs when a rig is demobilized and returned to the yard temporarily until next steps are determined. When rigs are stacked, they remain under the terms of the contract but typically pay a reduced rate, where the term days are generally not reduced, but our operating expenses reduced. In many instances for stacked rigs, for the total days stacked there are proportional days added to the original contract length at the original contracted rate. As of June 30, 2020, there are 14 rigs that are warm stacked and six rigs that are cold stacked within North America Solutions. There are two rigs within Offshore Gulf of Mexico that are cold stacked, and six rigs within International Solutions that are warm stacked.
The following table sets forth the total backlog by reportable segment as of June 30, 2020 and September 30, 2019, and the percentage of the June 30, 2020 backlog reasonably expected to be fulfilled in fiscal year 2021 and thereafter:

(in billions)	June 30, 2020	September 30, 2019	Percentage Reasonably Expected to be Filled in Fiscal Year 2021 and Thereafter
North America Solutions	$0.5	$1.0	73.1%
Offshore Gulf of Mexico	—	—	—
International Solutions	0.1	0.2	87.2
	$0.6	$1.2
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may continue to decline and may not be ultimately realized as fixed‑term contracts may in certain instances be terminated without an early termination payment,” in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk. Additionally, see "Item 1A. Risk Factors – The impact and effects of public health crises, pandemics and epidemics, such as the recent and ongoing outbreak of COVID-19, have adversely affected and are expected to continue to adversely affect our business, financial condition and results of operations" within this Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2020 and 2019
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $46.0 million ($0.43 loss per diluted share) from operating revenues of $317.4 million for the three months ended June 30, 2020 compared to a loss from continuing operations of $154.6 million ($1.42 loss per diluted share) from operating revenues of $688.0 million for the three months ended June 30, 2019. Included in the net loss for the three months ended June 30, 2020 is income of $0.4 million (no impact per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $45.6 million ($0.43 loss per diluted share) for the three months ended June 30, 2020 compared to a net loss of $154.7 million ($1.42 loss per diluted share) for the three months ended June 30, 2019.
Research and Development For the three months ended June 30, 2020 and 2019, we incurred $3.6 million and $7.1 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $43.1 million during the three months ended June 30, 2020 compared to $46.6 million in the three months ended June 30, 2019. The $3.5 million decrease in fiscal year 2020 compared to the same period in fiscal year 2019 is primarily due to lower accrued variable compensation expense.
Asset Impairment Charge During the three months ended June 30, 2020, no triggering event was identified that would lead to an asset impairment charge. During the three months ended June 30, 2019, mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, and as a result, an impairment charge of $224.3 million was recorded in our Unaudited Condensed Consolidated Statements of Operations.
Restructuring Charges Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels. For the three months ended June 30, 2020, we incurred $15.5 million in restructuring charges.
Income Taxes We had an income tax benefit of $17.6 million for the three months ended June 30, 2020 (which includes discrete tax benefits of approximately $5.9 million primarily related to a decrease in our deferred state income tax rate and return to provision adjustments) compared to an income tax benefit of $32.0 million for the three months ended June 30, 2019 (which includes discrete tax benefits of approximately $6.8 million primarily related to a decrease in our deferred state income tax rate).  Our statutory federal income tax rate for fiscal year 2020 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2020	2019 (2)	% Change
Operating revenues	$254,434	$600,831	(57.7)
Direct operating expenses	152,663	380,454	(59.9)
Research and development	3,459	4,966	(30.3)
Selling, general and administrative expense	13,533	16,654	(18.7)
Depreciation	102,699	128,864	(20.3)
Asset impairment charge	—	216,908	—
Restructuring charges	7,237	—	—
Segment operating loss	$(25,157)	$(147,015)	(82.9)
Operating Statistics (1):
Revenue days	8,101	19,846	(59.2)
Average rig revenue per day	$27,975	$26,627	5.1
Average rig expense per day	15,412	15,523	(0.7)
Average rig margin per day	$12,563	$11,104	13.1
Rig utilization	32%	62%	(48.4)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $27.8 million and $72.4 million during the three months ended June 30, 2020 and 2019, respectively.

(2)	Prior period information has been restated to reflect the transition of the H&P Technologies reportable segment to the North America Solutions reportable segment.

Operating Loss The North America Solutions segment had an operating loss of $25.2 million for the three months ended June 30, 2020 compared to an operating loss of $147.0 million in the same period of fiscal year 2019.  The decrease was primarily driven by the asset impairment charge that was recorded during the three months ended June 30, 2019 and was partially offset by lower activity and restructuring charges during the three months ended June 30, 2020. Revenues were $254.4 million and $600.8 million in the three months ended June 30, 2020 and 2019, respectively.  Included in revenues for the three months ended June 30, 2020 is early termination revenue of $48.8 million compared to $0.7 million during the same period of fiscal year 2019. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us).
Revenue Excluding early termination revenue per day of $6,024 and $33 for the three months ended June 30, 2020 and 2019, respectively, average rig revenue per day decreased by $4,643 to $21,951 due to a portion of our contracted rigs operating in an idle-but-contracted state during the third quarter of fiscal year 2020 with lower average daily revenue and average daily expense. Compared to the three months ended June 30, 2019, our revenue days declined by 59 percent. This decline was driven by the collapse of oil prices that occurred in March 2020, which drove our customers to quickly lower rig activity beginning in the second half of March 2020 and continuing throughout the third quarter of fiscal year 2020.
Direct Operating Expenses Average expense per day decreased $111 to $15,412 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The decrease is due to the previously-mentioned effect of idle-but-contracted rigs partially offset by one-time expenses associated with idling rigs and higher self-insurance expenses.
Depreciation Depreciation includes charges for abandoned equipment of $0.1 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. In the three months ended June 30, 2020, depreciation expense included $0.4 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2020 as compared to $1.0 million of accelerated depreciation for the three months ended June 30, 2019.
Asset Impairment Charge During the three months ended June 30, 2020, no triggering event was identified that would lead to an asset impairment charge. During the three months ended June 30, 2019, we recorded an asset impairment charge of $216.9 million, mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs.
Restructuring Charges For the three months ended June 30, 2020, we incurred $7.2 million in restructuring charges.
Utilization Rig utilization decreased to 32 percent for the three months ended June 30, 2020 compared to 62 percent during the three months ended June 30, 2019.  At June 30, 2020, 68 out of 262 existing rigs in the North America Solutions segment were contracted. Of the 68 contracted rigs, 54 were under fixed-term contracts and 14 were working in the spot market. Of the 54 rigs under fixed-term contracts, 19 were idle-but-contracted. Of the 14 rigs working in the spot market, one was idle-but-contracted.
Offshore Gulf of Mexico Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$37,494	$37,674	(0.5)
Direct operating expenses	28,967	28,869	0.3
Selling, general and administrative expense	1,248	1,145	9.0
Depreciation	3,004	2,582	16.3
Restructuring charges	1,262	—	—
Segment operating income	$3,013	$5,078	(40.7)
Operating Statistics (1):
Revenue days	455	546	(16.7)
Average rig revenue per day	$49,654	$39,643	25.3
Average rig expense per day	34,702	27,222	27.5
Average rig margin per day	$14,952	$12,421	20.4
Rig utilization	63%	75%	(16.0)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $8.2 million and $7.3 million for the three months ended June 30, 2020 and 2019, respectively. The operating statistics only include rigs that we own and exclude offshore platform management and contract labor service revenues of $6.7 million and $8.8 million, offshore platform management and contract labor service expenses of $5.0 million and $6.7 million, and currency revaluation expense of $2.7 thousand and $1.6 thousand for the three months ended June 30, 2020 and 2019, respectively.

Operating Income During the three months ended June 30, 2020, the Offshore Gulf of Mexico segment had operating income of $3.0 million compared to operating income of $5.1 million for the three months ended June 30, 2019. This decrease is primarily attributable to $1.3 million of restructuring charges incurred during the three months ended June 30, 2020.

Revenue Average rig revenue per day increased 25 percent in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to one of our customers shifting its activity from a customer-owned rig managed by H&P to a rig owned by H&P.
Direct Operating Expenses Average rig expense increased to $34,702 per day during the three months ended June 30, 2020 from $27,222 per day, primarily due to one of our customers shifting its activity from a customer-owned rig managed by H&P to a rig owned by H&P.
Restructuring Charges For the three months ended June 30, 2020, we incurred $1.3 million in restructuring charges.
Utilization As of June 30, 2020, five of our eight available platform rigs were under contract, compared to six of our eight available platform rigs as of June 30, 2019.
International Solutions Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$22,477	$46,283	(51.4)
Direct operating expenses	27,595	34,146	(19.2)
Selling, general and administrative expense	1,129	1,150	(1.8)
Depreciation	996	8,591	(88.4)
Asset impairment charge	—	7,419	—
Restructuring charges	2,297	—	—
Segment operating loss	$(9,540)	$(5,023)	89.9
Operating Statistics (1):
Revenue days	988	1,510	(34.6)
Average rig revenue per day	$19,642	$29,669	(33.8)
Average rig expense per day	21,589	21,650	(0.3)
Average rig margin per day	$(1,947)	$8,019	(124.3)
Rig utilization	34%	51%	(33.3)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $3.1 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. Also excluded are the effects of currency revaluation expense of $3.2 million and income of $30.8 thousand for the three months ended June 30, 2020 and 2019, respectively.

Operating Loss The International Solutions segment had an operating loss of $9.5 million for the three months ended June 30, 2020 compared to an operating loss of $5.0 million for the three months ended June 30, 2019. The change was primarily driven by lower activity and restructuring charges during the three months ended June 30, 2020, partially offset by the recording of an asset impairment charge during the three months ended June 30, 2019.
Revenue We experienced a 35 percent decrease in revenue days when comparing the three months ended June 30, 2020 to the three months ended June 30, 2019 as customers reacted to lower commodity prices. The average number of active rigs was 10.9 during the three months ended June 30, 2020 compared to 16.6 during the same period in fiscal year 2019. Average rig revenue per day declined due to both the mix of rigs operating as well as actions by customers to put several rigs on a lower standby rate.
Direct Operating Expenses Average rig expense per day decreased to $21,589 per day during the three months ended June 30, 2020 as compared to $21,650 per day during the three months ended June 30, 2019. The decrease was driven by lower activity during the three months ended June 30, 2020 and was partially offset by an increase of currency revaluation expense.
Asset Impairment Charge During the three months ended June 30, 2020, no triggering event was identified that would lead to an asset impairment charge. During the three months ended June 30, 2019, mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment and as a result, an asset impairment charge of $7.4 million was recorded in our Unaudited Condensed Consolidated Statements of Operations.
Restructuring Charges For the three months ended June 30, 2020, we incurred $2.3 million in restructuring charges.
Utilization Our utilization decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. At June 30, 2020, eight out of 32 existing rigs in the International Solutions segment were contracted. Of the eight contracted rigs, three were under fixed-term contracts and five were working in the spot market.

Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2020	2019	% Change
Operating revenues	$13,343	$3,186	318.8
Direct operating expenses	7,906	1,414	459.1
Research and development	179	2,100	(91.5)
Selling, general and administrative expense	309	—	—
Depreciation	293	403	(27.3)
Restructuring charges	267	—	—
Operating income (loss)	$4,389	$(731)	(700.4)
Operating Income On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs include accruals for estimated losses of approximately $1.1 million allocated to the Captive during the three months ended June 30, 2020. Intercompany premium revenues recorded by the Captive during the three months ended June 30, 2020 amounted to $10.4 million, which were eliminated upon consolidation.
Results of Operations for the Nine Months Ended June 30, 2020 and 2019
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $435.7 million ($4.05 loss per diluted share) from operating revenues of $1.6 billion for the nine months ended June 30, 2020 compared to a loss from continuing operations of $74.4 million ($0.71 loss per diluted share) from operating revenues of $2.1 billion for the nine months ended June 30, 2019. Included in the net loss for the nine months ended June 30, 2020 is income of $0.2 million (no impact per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $435.5 million ($4.05 loss per diluted share) for the nine months ended June 30, 2020 compared to a net loss of $74.8 million ($0.71 loss per diluted share) for the nine months ended June 30, 2019.
Research and Development For the nine months ended June 30, 2020 and 2019, we incurred $16.7 million and $21.3 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $134.9 million during the nine months ended June 30, 2020 compared to $144.6 million in the nine months ended June 30, 2019. The $9.7 million decrease in fiscal year 2020 compared to the same period in fiscal year 2019 is primarily due to lower accrued variable compensation expense.
Asset Impairment Charge During the nine months ended June 30, 2020, we impaired several assets including inventory, property, plant and equipment, and goodwill which resulted in an impairment charge of $563.2 million ($438.6 million, net of tax, or $5.21 per diluted share), which is included in Asset Impairment Charge on the Consolidated Statement of Operations for the nine months ended June 30, 2020. Comparatively, during the nine months ended June 30, 2019, mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, and as a result, an asset impairment charge of $224.3 million was recorded in our Unaudited Condensed Consolidated Statements of Operations.
Restructuring Charges Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels. For the three months ended June 30, 2020, we incurred $15.5 million in restructuring charges.
Income Taxes We had an income tax benefit of $116.9 million for the nine months ended June 30, 2020 (which included a discrete tax benefit of approximately $3.5 million primarily related to a decrease in our deferred state income tax rate, return to provision adjustments, equity compensation and the reversal of an uncertain tax liability, as the statute of limitation expired) compared to an income tax benefit of $5.6 million (which included a discrete tax benefit of approximately $8.2 million related to a decrease in our deferred state income tax rate, return to provision adjustments, and the reversal of an uncertain tax liability, as the statute of limitations expired) for the nine months ended June 30, 2019.  Our statutory federal income tax rate for fiscal year 2020 is 21.0 percent (before incremental state and foreign taxes).

North America Solutions Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2020	2019 (2)	% Change
Operating revenues	$1,325,076	$1,867,253	(29.0)
Direct operating expenses	832,229	1,176,746	(29.3)
Research and development	15,871	19,247	(17.5)
Selling, general and administrative expense	42,798	50,361	(15.0)
Depreciation	336,098	383,477	(12.4)
Asset impairment charge	406,548	216,908	87.4
Restructuring charges	7,237	—	—
Segment operating income (loss)	$(315,705)	$20,514	(1,639.0)
Operating Statistics (1):
Revenue days	43,058	63,040	(31.7)
Average rig revenue per day	$26,953	$26,152	3.1
Average rig expense per day	15,507	15,198	2.0
Average rig margin per day	$11,446	$10,954	4.5
Rig utilization	54%	66%	(18.2)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $164.5 million and $218.6 million during the nine months ended June 30, 2020 and 2019, respectively.

(2)	Prior period information has been restated to reflect the transition of the H&P Technologies reportable segment to the North America Solutions reportable segment.
Operating Income (Loss) The North America Solutions segment had an operating loss of $315.7 million for the nine months ended June 30, 2020 compared to operating income of $20.5 million in the same period of fiscal year 2019.  The decrease was primarily driven by the recording of a larger asset impairment loss and lower activity during the nine months ended June 30, 2020. Revenues were $1.3 billion and $1.9 billion in the nine months ended June 30, 2020 and 2019, respectively.  Included in North America Solutions revenues for the nine months ended June 30, 2020 is early termination revenue of $57.1 million compared to $4.3 million during the same period of fiscal year 2019. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us). Included in North America Solutions operating expenses for the nine months ended June 30, 2019 are costs of $18.0 million associated with a settled lawsuit.
Revenue Excluding early termination per day revenue of $1,326 and $67 for the nine months ended June 30, 2020 and 2019, respectively, average rig revenue per day decreased by $458 to $25,627 due to a portion of our contracted rigs operating in an idle-but-contracted state during the third quarter of fiscal year 2020 with lower average daily revenue and average daily expense. Compared to the nine months ended June 30, 2019, our revenue days declined by 32 percent. This decline was initially driven by a focus on free cash flow generation and budget discipline by many of our publicly-traded E&P customers which commenced during fiscal year 2019. Additionally, the collapse of oil prices that occurred in March 2020 drove our customers to quickly lower rig activity beginning in the second half of March 2020 and continuing throughout the third quarter of fiscal year 2020.
Direct Operating Expenses Average expense per day increased $309 to $15,507 during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.  The increase is due to one-time expenses associated with idling rigs and higher self-insurance expense, partially offset by the previously-mentioned effect of idle-but-contracted rigs.
Depreciation Depreciation includes charges for abandoned equipment of $1.7 million and $6.1 million for the nine months ended June 30, 2020 and 2019, respectively. In the nine months ended June 30, 2020, depreciation expense included $1.4 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2020 as compared to $4.6 million of accelerated depreciation for the nine months ended June 30, 2019.
Asset Impairment Charge During the nine months ended June 30, 2020, we impaired our Domestic Conventional, FlexRig3, and FlexRig4 asset groups, in addition to in-progress drilling equipment and rotational inventory. This resulted in an aggregate impairment charge of $368.2 million ($285.2 million, net of tax, or $3.40 per diluted share) for the nine months ended June 30, 2020. Comparatively, during the nine months ended June 30, 2019, we recorded an asset impairment charge of $216.9 million mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs. During the nine months ended June 30, 2020, we also recorded a goodwill impairment loss of $38.3 million ($29.7 million, net of tax, or $0.36 per diluted share). These non-cash impairment charges are included in Asset Impairment Charge on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2020.
Restructuring Charges For the three months ended June 30, 2020, we incurred $7.2 million in restructuring charges.

Utilization North America Solutions rig utilization decreased to 54 percent for the nine months ended June 30, 2020 compared to 66 percent during the nine months ended June 30, 2019.  At June 30, 2020, 68 out of 262 existing rigs in the North America Solutions segment were contracted. Of the 68 contracted rigs, 54 were under fixed-term contracts and 14 were working in the spot market. Of the 54 rigs under fixed-term contracts, 19 were idle-but-contracted. Of the 14 rigs working in the spot market, one was idle-but-contracted.
Offshore Gulf of Mexico Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$110,828	$109,167	1.5
Direct operating expenses	91,660	82,158	11.6
Selling, general and administrative expense	3,293	2,719	21.1
Depreciation	8,591	7,512	14.4
Restructuring charges	1,262	—	—
Segment operating income	$6,022	$16,778	(64.1)
Operating Statistics (1):
Revenue days	1,462	1,611	(9.2)
Average rig revenue per day	$45,105	$35,561	26.8
Average rig expense per day	37,348	26,276	42.1
Average rig margin per day	$7,757	$9,285	(16.5)
Rig utilization	67%	74%	(9.5)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $24.9 million and $18.5 million for the nine months ended June 30, 2020 and 2019, respectively. The operating statistics only include rigs that we own and exclude offshore platform management and contract labor service revenues of $20.0 million and $33.3 million, offshore platform management and contract labor service expenses of $12.1 million and $21.3 million, and currency revaluation expense of $19.3 thousand and $9.9 thousand for the nine months ended June 30, 2020 and 2019, respectively.

Operating Income During the nine months ended June 30, 2020, the Offshore Gulf of Mexico segment had operating income of $6.0 million compared to operating income of $16.8 million for the nine months ended June 30, 2019. This decrease is primarily attributable to lower contribution from two rigs that demobilized back to shore during the first quarter of fiscal year 2020. One of the two rigs began mobilizing to a new platform during March 2020 and commenced drilling operations during the third quarter of fiscal year 2020. Additionally, we incurred $3.7 million of bad debt expense during the nine months ended June 30, 2020.
Revenue Average rig revenue per day increased 27 percent in the nine months ended June 30, compared to the nine months ended June 30, 2019 due to one of our customers shifting its activity from a customer-owned rig managed by H&P to a rig owned by H&P.
Direct Operating Expenses Average rig expense increased to $37,348 per day during the nine months ended June 30, 2020 from $26,276 per day due to the factors mentioned above.
Restructuring Charges For the three months ended June 30, 2020, we incurred $1.3 million in restructuring charges.
Utilization As of June 30, 2020, five of our eight available platform rigs were under contract, compared to six of our eight available platform rigs as of June 30, 2019.

International Solutions Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$120,189	$163,378	(26.4)
Direct operating expenses	99,634	114,736	(13.2)
Selling, general and administrative expense	3,832	4,225	(9.3)
Depreciation	16,634	27,423	(39.3)
Asset impairment charge	156,686	7,419	2,012.0
Restructuring charges	2,297	—	—
Segment operating income (loss)	$(158,894)	$9,575	(1,759.5)
Operating Statistics (1):
Revenue days	4,154	4,828	(14.0)
Average rig revenue per day	$27,281	$32,285	(15.5)
Average rig expense per day	20,919	21,261	(1.6)
Average rig margin per day	$6,362	$11,024	(42.3)
Rig utilization	48%	55%	(12.7)

(1)
Operating statistics for per day revenue, expense and margin do not include reimbursements of “out‑of‑pocket” expenses of $6.9 million and $7.5 million for the nine months ended June 30, 2020 and 2019, respectively. Also excluded are the effects of currency revaluation expense of $5.9 million and $4.6 million for the nine months ended June 30, 2020 and 2019, respectively.

Operating Income (Loss) The International Solutions segment had an operating loss of $158.9 million for the nine months ended June 30, 2020 compared to operating income of $9.6 million for the nine months ended June 30, 2019. The decrease was primarily driven by the recording of an asset impairment loss during the nine months ended June 30, 2020, as well as lower activity and restructuring charges during the nine months ended June 30, 2020.
Revenue We experienced a 14 percent decrease in revenue days when comparing the nine months ended June 30, 2020 to the same period in fiscal year 2019. The average number of active rigs was 15.2 during the nine months ended June 30, 2020 compared to 17.7 during the same period in fiscal year 2019. Average rig revenue per day decreased by 16 percent primarily due to the devaluation of the Argentine peso, which decreased our average daily revenue as a result of being translated from local currency to the U.S. dollar, as well as actions by customers to put several rigs on a lower standby rate.
Direct Operating Expenses Average rig expense decreased to $20,919 per day during the nine months ended June 30, 2020 as compared to $21,261 per day during the nine months ended June 30, 2019. The decrease was driven by lower activity during the nine months ended June 30, 2020.
Asset Impairment Charge During the nine months ended June 30, 2020, we impaired our International Conventional, FlexRig3, and FlexRig4 asset groups, in addition to rotational inventory. This resulted in an aggregate impairment charge of $156.7 million ($123.8 million, net of tax, or $1.45 per diluted share), which is included in Asset Impairment Charge on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended June 30, 2020. Comparatively, during the nine months ended June 30, 2019, mainly driven by the downsizing of our fleet of FlexRig4 drilling rigs, we wrote down capital spares and drilling support equipment and, as a result, we recorded an asset impairment charge of $7.4 million, in our Unaudited Condensed Consolidated Statements of Operations.
Restructuring Charges For the three months ended June 30, 2020, we incurred $2.3 million in restructuring charges.
Utilization Our utilization decreased during the nine months ended June 30, 2020 compared to the same period in fiscal year 2019. At June 30, 2020, eight out of 32 existing rigs in the International Solutions segment were contracted. Of the eight contracted rigs, three were under fixed-term contracts and five were working in the spot market.

Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2020	2019	% Change
Operating revenues	$38,494	$9,642	299.2
Direct operating expenses	31,960	4,308	641.9
Research and development	859	2,100	(59.1)
Selling, general and administrative expense	796	—	—
Depreciation	908	1,246	(27.1)
Restructuring charges	267	—	—
Operating income	$3,704	$1,988	86.3
Operating Income On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs include accruals for estimated losses of approximately $15.8 million allocated to the Captive during the nine months ended June 30, 2020. Intercompany premium revenues recorded by the Captive during the nine months ended June 30, 2020 amounted to $28.9 million, which were eliminated upon consolidation.
Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our marketable securities.  Likewise, if we are generating excess cash flows, we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, corporate bonds and commercial paper, certificates of deposit and money market funds. Our marketable securities are recorded at fair value.
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
The effects of the COVID-19 outbreak and the recent oil price collapse have had significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers, suppliers and vendors and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all and affect our future need or ability to borrow under the 2018 Credit Facility. In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement additional cost reduction measures and further change our financial strategy. Although the COVID-19 outbreak and the recent oil price collapse could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.
Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the dayrates we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures, all of which was impacted by the COVID-19 outbreak and the recent oil price collapse. As our revenues increase, net working capital is typically a use of capital, while conversely, as our revenues decrease, net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.

As of June 30, 2020, we had $426.2 million of cash on hand and $65.8 million of short-term investments. Our cash flows for the nine months ended June 30, 2020 and 2019 are presented below:

	Nine Months Ended June 30,
(in thousands)	2020	2019
Net cash provided (used) by:
Operating activities	$446,253	$659,371
Investing activities	(87,024)	(373,961)
Financing activities	(265,976)	(242,489)
Net increase in cash and cash equivalents and restricted cash	$93,253	$42,921
Operating Activities
Net working capital excluding cash and short-term investments was $256.3 million as of June 30, 2020 compared to $303.9 million as of September 30, 2019. Included in accounts receivable as of June 30, 2020 were $42.3 million of early termination fees and $51.0 million of income tax receivables. Cash flows provided by operating activities were approximately $446.3 million for the nine months ended June 30, 2020 compared to approximately $659.4 million for the nine months ended June 30, 2019.  The decrease was primarily driven by less activity and an unfavorable variance in the use of working capital.
Investing Activities
Capital Expenditures Our investing activities are primarily related to capital expenditures for our fleet. Our capital expenditures during the nine months ended June 30, 2020 were $121.0 million compared to $403.6 million during the nine months ended June 30, 2019. The year-over-year decrease in capital expenditures is driven by a decrease in super-spec upgrades and lower maintenance capital expenditure levels as a result of lower activity.
Sale of Assets Our proceeds from asset sales totaled $31.2 million during the nine months ended June 30, 2020 and $36.2 million during the nine months ended June 30, 2019. These sales were primarily related to reimbursement for drill pipe damaged or lost in drilling operations.
Sale of Subsidiary In December 2019, we closed on the sale of a wholly-owned subsidiary of HPIDC, TerraVici. As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser, in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million.
Stock Portfolio Held We manage marketable securities consisting of common shares of Schlumberger, Ltd. that, at the end of the third quarter of fiscal year 2020, had a fair value of $8.6 million. The value of the portfolio is subject to fluctuation in the market and may vary considerably over time. Our marketable securities are recorded at fair value on our balance sheet.
Our marketable securities held as of June 30, 2020 are presented below:

(in thousands, except share amounts)	Number of Shares	Cost Basis	Market Value
Schlumberger, Ltd.	467,500	3,713	$8,597
Financing Activities
Repurchase of Shares The increase of $23.5 million in net cash used by financing activities during the nine months ended June 30, 2020 from the same period in fiscal year 2019 was primarily due to a $28.5 million cash outflow for the repurchase of shares during the second quarter of fiscal year 2020.
Dividends We paid dividends of $2.13 per share during both the nine months ended June 30, 2020 and 2019. Total dividends paid were $233.1 million and $235.1 million during the nine months ended June 30, 2020 and 2019, respectively. On March 31, 2020, we reaffirmed our commitment to paying the previously announced $0.71 per share quarterly dividend on June 1, 2020, to stockholders of record at the close of business on May 11, 2020, and, as part of our capital allocation update, announced our intention to reduce future quarterly cash dividends to $0.25 per share. A cash dividend of $0.25 per share was declared on June 3, 2020 for shareholders of record on August 17, 2020, payable on August 31, 2020. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.

Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), which is set to mature on November 13, 2024. The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate ("LIBOR") or the Base Rate. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor's. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of June 30, 2020, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively. As of June 30, 2020, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $14.3 million of financial guarantees were outstanding as of June 30, 2020. The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2020, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2020.
Senior Notes
Exchange Offer, Consent Solicitation and Redemption
On December 20, 2018, we settled an offer to exchange (the “Exchange Offer”) any and all outstanding 4.65 percent unsecured senior notes due 2025 of HPIDC (the "HPIDC 2025 Notes") for (i) up to $500.0 million aggregate principal amount of new 4.65 percent unsecured senior notes due 2025 of the Company (the “Company 2025 Notes”), with registration rights, and (ii) cash, pursuant to which we issued approximately $487.1 million in aggregate principal amount of Company 2025 Notes. Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The debt issuance costs are being amortized straight-line over the stated life of the obligation, which approximates the effective interest method.
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
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2020, are expected to be funded through current cash and cash to be provided from operating activities. On March 31, 2020, as part of our capital allocation update, we announced our intention to reduce future quarterly cash dividends to $0.25 per share. There can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $480.3 million at June 30, 2020 and matures on March 19, 2025. The long-term debt to total capitalization ratio was 12.5 percent and 10.9 percent at June 30, 2020 and 2019, respectively. For additional information regarding debt agreements, refer to Note 8—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2019.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Material Commitments
Material commitments as reported in our 2019 Annual Report on Form 10-K have not changed significantly at June 30, 2020, other than those disclosed in Note 16—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information presented in this Form 10-Q, you should carefully read and consider Item 1A— “Risk Factors” and Item 7— "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K, which contain descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected; however, the potential effects of the recent and ongoing outbreak of COVID-19 discussed below could potentially also impact most of those risks.

The impact and effects of public health crises, pandemics and epidemics, such as the recent and ongoing outbreak of COVID-19, have adversely affected and are expected to continue to adversely affect our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the recent and ongoing outbreak of COVID-19, have adversely impacted and are expected to continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Fear of such events has also altered the level of capital spending by oil and gas companies for exploration and production activities and adversely affected the economies and financial markets of many countries (or globally), resulting in an economic downturn that has affected demand for our services. For instance, the recent outbreak of COVID-19 and its development into a pandemic have resulted in governmental authorities in many countries in which we operate to impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have resulted in our "remote work" model for office personnel and the quarantine of some of our personnel, which, in turn, has caused the inability or unwillingness of certain personnel to access our offices, rigs or customer facilities and could decrease organizational effectiveness. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases, which has resulted in us experiencing further disruptions to our business operations. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has resulted in many of the same effects intended by such governmental authorities to stop the spread of COVID-19. Further, in early March 2020, the increase in crude oil supply resulting from production escalations from OPEC+ combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Although OPEC+ finalized an agreement in April 2020 to cut oil production by 9.7 million barrels per day during May and June 2020, and OPEC+ agreed in June 2020 to extend such production cuts until the end of July 2020, crude oil prices have remain depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations, including, but not limited to, our growth, costs, labor or equipment shortages, logistics constraints, customer demand for our services and industry demand generally, capital spending by oil and gas companies, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us, and the global economy and financial markets generally. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak within the United States and the parts of the world in which we operate and the related impact on the oil and gas industry, all of which are highly uncertain and cannot be predicted with certainty at this time.

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
The recent sharp decline in oil prices resulting from the COVID-19 outbreak and the activities of OPEC+ have caused a significant decline in both drilling activity and prices for our services, which has had and is expected to continue to have a material adverse effect on our business, financial condition and results of operations.
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

Oil and natural gas prices and production levels, as well as market expectations regarding such prices and production levels, have been volatile, which has had, and may in the future, have adverse effects on our business and operations. The volatility in prices and production levels is impacted by many factors beyond our control, including:

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
The level of land and offshore exploration, development and production activity and the prices of oil and natural gas are volatile and are likely to continue to be volatile in the future. Higher oil and natural gas prices do not necessarily translate into increased activity because demand for our services is typically driven by our customers’ expectations of future commodity prices. However, a sustained decline in worldwide demand for oil and natural gas, as well as excess supply of oil or natural gas coupled with storage and transportation capacity constraints, shutting in of wells or wells being drilled but not completed, or prolonged low oil or natural gas prices, has resulted in, and may in the future result in, reduced exploration and development of land and offshore areas and a decline in the demand for our services, which has had, and may in the future, have a material adverse effect on our business, financial condition and results of operations.

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

The oil and natural gas services industry in the United States has experienced downturns in demand during the last decade, including a significant downturn that started in 2014 and bottomed out in 2016 and the current downturn we are experiencing as a result of the global COVID-19 pandemic and the March 2020 crude oil production escalations of the OPEC+ member nations. Following periods of downturn in our industry, there may be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, rebound. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms. As such, we may have difficulty sustaining or increasing pricing, rig utilization and profit margins in the future, which could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2020, 221 of our available rigs were not under contract.
Further, as a result of the significant reduced demand for oil and natural gas services due to the global COVID-19 pandemic, certain of our competitors may engage in bankruptcy proceedings, debt refinancing transactions, management changes, or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market.  This could result in such competitors emerging with stronger or healthier balance sheets and in turn an improved ability to compete with us in the future. We may also see corporate consolidations among our competitors, which could significantly alter industry conditions and competition within the industry, and have a material adverse effect on our business, financial condition and results of operations.

Reliance on management and competition for experienced personnel may negatively impact our operations or financial results.
We greatly depend on the efforts of our executive officers and other key employees to manage our operations. The loss of members of management could have a material effect on our business. Similarly, we utilize highly skilled personnel in operating and supporting our businesses. In times of high utilization, it can be difficult to retain, and in some cases find, qualified individuals, which may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Additionally, during the recent period of sustained declines in oil and natural gas prices, there has been a significant decline in the oil field services workforce. This has reduced the skilled labor force available to the energy industry, which could result in higher labor costs. An inability to obtain or find a sufficient number of qualified personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, including COVID-19, disability, or death, could have a detrimental effect on us.

Our business is subject to cybersecurity risks.
Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyberattacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our FlexRig and other sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. In response to the COVID-19 pandemic, the Company moved to a "remote work" model for office personnel in March 2020. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This has resulted in increased demand for information technology resources and exposes the Company to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents.
These cybersecurity risks could:

•	disrupt our operations and damage our information technology systems,

•	negatively impact our ability to compete,

•	enable the theft or misappropriation of funds,

•	cause the loss, corruption or misappropriation of proprietary or confidential information,

•	expose us to litigation, and

•	result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.
It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the actions and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers or third parties upon whom we rely face similar threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations.

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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on December 5, 2017, SEC File No. 001‑04221).
*10.1	Form of Restricted Stock Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to Directors.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2020, filed on July 29, 2020, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*Management or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 29, 2020	By:	/S/ JOHN W. LINDSAY
John W. Lindsay, Chief Executive Officer

Date:	July 29, 2020	By:	/S/ MARK W. SMITH
Mark W. Smith, Chief Financial Officer (Principal Financial Officer)