Form 10-Q
period 2020-12-31
Helmerich & Payne, Inc.
filed 2021-02-09
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT February 3, 2021
Common Stock, $0.10 par value	107,854,570

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
(in thousands except share data and per share amounts)	2020	2020
Assets
Current Assets:
Cash and cash equivalents	$373,980	$487,884
Short-term investments	149,822	89,335
Accounts receivable, net of allowance of $1,618 and $1,820, respectively	233,623	192,623
Inventories of materials and supplies, net	99,353	104,180
Prepaid expenses and other, net	95,946	89,305
Total current assets	952,724	963,327

Investments	34,018	31,585
Property, plant and equipment, net	3,552,107	3,646,341
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	79,226	81,027
Operating lease right-of-use asset	42,920	44,583
Other assets, net	20,105	17,105
Total other noncurrent assets	187,904	188,368

Total assets	$4,726,753	$4,829,621

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$46,617	$36,468
Dividends payable	27,378	27,226
Accrued liabilities	154,266	155,442
Total current liabilities	228,261	219,136

Noncurrent Liabilities:
Long-term debt, net	481,187	480,727
Deferred income taxes	635,443	650,675
Other	151,070	147,180
Noncurrent liabilities - discontinued operations	5,874	13,389
Total noncurrent liabilities	1,273,574	1,291,971
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,222,865 and 112,151,563 shares issued as of December 31, 2020 and September 30, 2020, respectively, and 107,854,368 and 107,488,242 shares outstanding as of December 31, 2020 and September 30, 2020, respectively	11,222	11,215
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	511,956	521,628
Retained earnings	2,911,006	3,010,012
Accumulated other comprehensive loss	(25,731)	(26,188)
Treasury stock, at cost, 4,368,497 shares and 4,663,321 shares as of December 31, 2020 and September 30, 2020, respectively	(183,535)	(198,153)
Total shareholders’ equity	3,224,918	3,318,514
Total liabilities and shareholders' equity	$4,726,753	$4,829,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amounts)	2020	2019
Operating revenues
Drilling services	$244,781	$611,398
Other	1,596	3,259
	246,377	614,657
Operating costs and expenses
Drilling services operating expenses, excluding depreciation and amortization	198,689	399,329
Other operating expenses	1,362	1,422
Depreciation and amortization	106,861	130,131
Research and development	5,583	6,878
Selling, general and administrative	39,303	49,808
Restructuring charges	138	—
Gain on sale of assets	(12,336)	(4,279)
	339,600	583,289
Operating income (loss) from continuing operations	(93,223)	31,368
Other income (expense)
Interest and dividend income	1,879	2,214
Interest expense	(6,139)	(6,100)
Gain on investment securities	2,924	2,821
Gain on sale of subsidiary	—	14,963
Other	(1,480)	(399)
	(2,816)	13,499
Income (loss) from continuing operations before income taxes	(96,039)	44,867
Income tax provision (benefit)	(18,115)	14,138
Income (loss) from continuing operations	(77,924)	30,729
Income from discontinued operations before income taxes	7,493	7,457
Income tax provision	—	7,581
Income (loss) from discontinued operations	7,493	(124)
Net income (loss)	$(70,431)	$30,605

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.27
Income from discontinued operations	0.07	—
Net income (loss)	$(0.66)	$0.27

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.27
Income from discontinued operations	0.07	—
Net income (loss)	$(0.66)	$0.27

Weighted average shares outstanding:
Basic	107,617	108,555
Diluted	107,617	108,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2020	2019
Net income (loss)	$(70,431)	$30,605
Other comprehensive income, net of income taxes:
Amortization of actuarial losses, net of income taxes of $(0.1) million and $(0.2) million, respectively	457	516
Other comprehensive income	457	516
Comprehensive income (loss)	$(69,974)	$31,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three Months Ended December 31, 2020 and 2019
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income:
Net loss	—	—	—	(70,431)	—	—	—	(70,431)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,324)	—	—	—	(27,324)
Vesting of restricted stock awards, net of shares withheld for employee taxes	72	7	(16,742)	—	—	(295)	14,618	(2,117)
Stock-based compensation	—	—	7,451	—	—	—	—	7,451
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(381)	—	—	—	—	(381)
Balance, December 31, 2020	112,223	$11,222	$511,956	$2,911,006	$(25,731)	4,368	$(183,535)	$3,224,918

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income:
Net income	—	—	—	30,605	—	—	—	30,605
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(78,652)	—	—	—	(78,652)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,103)	—	—	(110)	7,148	4,045
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,126)	—	—	(258)	14,718	(3,401)
Stock-based compensation	—	—	10,201	—	—	—	—	10,201
Balance, December 31, 2019	112,151	$11,215	$499,277	$3,666,260	$(28,119)	3,274	$(173,096)	$3,975,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(70,431)	$30,605
Adjustment for (income) loss from discontinued operations	(7,493)	124
Income (loss) from continuing operations	(77,924)	30,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,861	130,131
Amortization of debt discount and debt issuance costs	460	444
Provision for credit loss	(465)	(2,069)
Provision for obsolete inventory	216	693
Stock-based compensation	7,451	10,201
Gain on investment securities	(2,924)	(2,821)
Gain on sale of assets	(12,336)	(4,279)
Gain on sale of subsidiary	—	(14,963)
Deferred income tax benefit	(15,016)	(7,966)
Other	1,458	(139)
Change in assets and liabilities:
Accounts receivable	(32,586)	(3,269)
Inventories of materials and supplies	4,612	272
Prepaid expenses and other	(5,935)	(19,699)
Other noncurrent assets	1,629	6,367
Accounts payable	9,738	(1,580)
Accrued liabilities	(6,674)	(8,093)
Other noncurrent liabilities	1,834	(2,178)
Net cash provided by (used in) operating activities from continuing operations	(19,601)	111,781
Net cash used in operating activities from discontinued operations	(3)	—
Net cash provided by (used in) operating activities	(19,604)	111,781
Cash flows from investing activities:
Capital expenditures	(13,985)	(46,021)
Purchase of investments	(95,151)	(28,948)
Proceeds from sale of investments	37,097	25,000
Proceeds from sale of subsidiary	—	15,056
Proceeds from asset sales	6,836	11,878
Net cash used in investing activities	(65,203)	(23,035)
Cash flows from financing activities:
Dividends paid	(26,918)	(77,602)
Proceeds from stock option exercises	—	4,100
Payments for employee taxes on net settlement of equity awards	(2,119)	(3,455)
Payment of contingent consideration from acquisition of business	(250)	—
Other	—	(445)
Net cash used in financing activities	(29,287)	(77,402)
Net increase (decrease) in cash and cash equivalents and restricted cash	(114,094)	11,344
Cash and cash equivalents and restricted cash, beginning of period	536,747	382,971
Cash and cash equivalents and restricted cash, end of period	$422,653	$394,315

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$77	$46
Income tax paid (received), net	(190)	934
Payments for operating leases	3,986	4,877
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(369)	(1,339)
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	9,290	—
Cumulative effect adjustment for adoption of ASU No. 2016-13	(1,251)	—
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
During the third quarter of fiscal year 2020, we restructured our operations to accommodate scale during an industry downturn and re-organized our operations to align to new marketing and management strategies. This is consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Operations previously reported within the former U.S. Land and H&P Technologies operating and reportable segments are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our drilling services operations were organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All segment disclosures have been recast for these segment changes. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 15—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Colorado, Ohio, Oklahoma, New Mexico, North Dakota, Texas, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own, develop and operate limited commercial real estate properties. Our real estate investments, which are located exclusively within Tulsa, Oklahoma, include a shopping center and undeveloped real estate.
Fiscal Year 2020 Dispositions
In December 2019, we closed on the sale of a wholly-owned subsidiary of Helmerich & Payne International Drilling Co. ("HPIDC"), TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million. Prior to the sale, TerraVici was a component of the North America Solutions operating segment. This transaction did not represent a strategic shift in our operations and will not have a significant effect on our operations and financial results going forward.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2020 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year. To conform to current period presentation, certain operating expenses of $10.1 million, previously reported in the Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2019 as other operating expenses were reclassified to drilling services operating expenses, excluding depreciation and amortization. The reclassification had no impact on consolidated net income, comprehensive income or shareholders' equity.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) from the date the Company gains control until the date when the Company ceases to control the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

COVID-19 and OPEC+ Production Impacts

The outbreak of a novel strain of coronavirus (“COVID-19”) and its development into a pandemic has resulted in significant global economic disruption, including North America and many of the other geographic areas where we operate, or where our customers are located, or suppliers or vendors operate. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In particular, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers. Governmental authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen during the upcoming months, which may cause governmental authorities to reconsider restrictions on business and social activities. In the event governmental authorities increase restrictions, the re-opening of the economy may be further curtailed. We have experienced, and expect to continue to experience, some disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers and policies of companies around the world; such altered behaviors and policies have many of the same effects intended by governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing, quarantining, and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations and this has resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction. In addition, a customer in one foreign jurisdiction has claimed force majeure resulting in zero chargeable revenues during the suspension period.
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we saw a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs. Although OPEC+ agreed in April 2020 to cut oil production and has extended such production cuts through March 2021, production cuts for future months will be determined on a monthly basis, and there is no assurance that the agreement will continue or be observed by its parties. Despite the production cuts, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported.
These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 and prolonged excess oil supply on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the COVID-19 outbreak within the United States and the parts of the world in which we operate and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability and timely distribution of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.

    From a financial perspective, we believe the Company is operationally and financially well positioned to continue operating even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. At December 31, 2020, the Company had cash and cash equivalents and short-term investments of $523.8 million. The 2018 Credit Facility (as defined within Note 6—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company 2025 Notes (as defined within Note 6—Debt) do not mature until March 19, 2025.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.  Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.

We had restricted cash of $48.7 million and $39.3 million at December 31, 2020 and 2019, respectively, and $48.9 million and $35.0 million at September 30, 2020 and 2019, respectively. Of the total at December 31, 2020 and September 30, 2020, $3.2 million and $3.6 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of both fiscal period ends is from the initial capitalization of the captive insurance companies, and $43.4 million and $43.1 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
The cash, cash equivalents, and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	December 31,		September 30,
(in thousands)	2020	2019	2020	2019
Cash and cash equivalents	$373,980	$355,010	$487,884	$347,943
Restricted cash
Prepaid expenses and other, net	45,688	35,618	45,577	31,291
Other assets, net	2,985	3,687	3,286	3,737
Total cash, cash equivalents, and restricted cash	$422,653	$394,315	$536,747	$382,971

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
Recently Adopted Accounting Pronouncements
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) and related ASUs issued subsequent
This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income (loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual periods beginning after December 15, 2019.
		October 1, 2020	We adopted this ASU during the first quarter of fiscal year 2021, as required. Refer to "—Allowance for Credit Losses" below for additional information.
Standards that are not yet adopted as of December 31, 2020
ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans—General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit, pension and other postretirement plans. This update is effective for annual periods ending after December 15, 2020.
		October 1, 2021	We are currently evaluating the impact the new guidance may have on our unaudited condensed consolidated financial statements and disclosures.
ASU No. 2019-12, Financial Instruments – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions related to Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for annual and interim periods beginning after December 15, 2020. Early adoption of the amendment is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Upon adoption, the amendments addressed in this ASU will be applied either prospectively, retrospectively or on a modified retrospective basis through a cumulative effect adjustment to retained earnings. This update is effective for annual periods beginning after December 15, 2020.
		October 1, 2021	We are currently evaluating the impact the new guidance may have on our unaudited condensed consolidated financial statements and disclosures.
Allowance for Credit Losses
On October 1, 2020, we adopted ASU 2016-13 on a modified retrospective basis through a cumulative-effect adjustment without restating comparative periods, as permitted under the adoption provisions. Upon adoption, we recognized a $1.6 million increase to our allowance for credit losses and a corresponding cumulative adjustment to reduce retained earnings, net of income taxes, of $1.3 million. This transition adjustment reflects the development of our models to estimate expected credit losses over the life of our financial assets, which primarily consist of our accounts receivable. Pursuant to ASU 2016-13, we have evaluated our customers’ financial strength and liquidity based on aging of accounts receivable, payment history, and other relevant information, including ratings agency, credit ratings and alerts, and publicly available reports.

Self-Insurance
We have accrued a liability for estimated workers' compensation and other casualty claims incurred based upon cash reserves plus an estimate of loss development and incurred but not reported claims. The estimate is based upon historical trends. Insurance recoveries related to such liability are recorded when considered probable.
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general, and automobile liability claims that are incurred but not reported. Estimates are based on adjusters' estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our domestic casualty losses as well as losses in our captive insurance companies. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.
On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain recorded within each of the operating segments and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captive to finance the risk of loss to equipment and rig property assets. The Company and the Captive maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the Captive. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of approximately $0.5 million and $8.5 million allocated to the Captive during the three months ended December 31, 2020 and 2019, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captive during the three months ended December 31, 2020 and 2019 amounted to $7.1 million and $7.7 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program will also be reviewed at the end of each policy year by an outside actuary. One hundred percent of the stop-loss premium is being set aside by the Captive as reserves. The stop-loss program does not have a material impact on a consolidated basis.
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

We have also experienced certain risks related to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars, including controls that were implemented in September 2019. In September 2020, Argentina implemented additional currency controls in an effort to preserve Argentina's U.S. dollar reserves. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. In addition, in March 2020, the Argentine government introduced labor regulations that prohibit employee dismissals or suspensions without just cause, for lack of (or reduction in) work or due to force majeure, subject to certain exceptions that may result in the payment of compensation to suspended employees and/or increased severance costs to the company. These prohibitions have resulted in significant challenges for our Argentine operations and it remains uncertain for how long they will be in effect. Further, there are additional concerns regarding Argentina's debt burden, notwithstanding Argentina's restructuring deal with international bondholders in August 2020, as Argentina attempts to manage its substantial sovereign debt issues. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
For the three months ended December 31, 2020 and 2019, we recorded an aggregate foreign currency loss of $1.8 million and an aggregate foreign currency gain of $1.0 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of December 31, 2020, our cash balance in Argentina was $23.8 million.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2020, approximately 4.4 percent of our operating revenues were generated from international locations in our drilling business compared to 7.8 percent during the three months ended December 31, 2019. During the three months ended December 31, 2020, approximately 18.1 percent of operating revenues from international locations were from operations in South America compared to 87.0 percent during the three months ended December 31, 2019. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations is an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three months ended December 31, 2020 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 1,107,199 Bolivars per United States dollar at December 31, 2020, compared to 436,677 and 46,621 Bolivars per United States dollar at September 30, 2020, and December 31, 2019, respectively. The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2020 and September 30, 2020 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2020	September 30, 2020
Drilling services equipment	4 - 15 years	$7,255,178	$7,313,234
Tubulars	4 years	612,431	615,281
Real estate properties	10 - 45 years	43,365	43,389
Other	2 - 23 years	465,205	464,704
Construction in progress (1)		53,630	49,592
		8,429,809	8,486,200
Accumulated depreciation		(4,877,702)	(4,839,859)
Property, plant and equipment, net		$3,552,107	$3,646,341
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase-orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $105.1 million and $128.2 million, including $0.3 million and $0.8 million in abandonments, for the three months ended December 31, 2020 and 2019, respectively.
Gain on Sale of Assets
We had a gain on sale of assets of $12.3 million and $4.3 million for the three months ended December 31, 2020 and 2019, respectively. During the three months ended December 31, 2020, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million, which is included within Gain on Sale of Assets on our Unaudited Condensed Consolidated Statements of Operations. We also had gains on asset sales related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations.
Decommissioning
    During the fiscal year ended September 30, 2020, we decommissioned two rigs and 35 rigs from our legacy Domestic Conventional asset group and FlexRig3® asset group, respectively. The decommissioned rigs were impaired as of March 31, 2020. We did not decommission any rigs during the three months ended December 31, 2020.
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
During the three months ended December 31, 2020, we had no additions or impairments to goodwill. As of December 31, 2020 and September 30, 2020, the goodwill balance was $45.7 million.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consisted of the following:

		December 31, 2020			September 30, 2020
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$17,716	$71,380	$89,096	$16,222	$72,874
Intellectual property	13 years	1,500	131	1,369	1,500	103	1,397
Trade name	20 years	5,865	921	4,944	5,865	842	5,023
Customer relationships	5 years	4,000	2,467	1,533	4,000	2,267	1,733
		$100,461	$21,235	$79,226	$100,461	$19,434	$81,027
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million and $1.9 million for the three months ended December 31, 2020 and 2019, respectively. Amortization is estimated to be approximately $5.4 million for the remainder of fiscal year 2021, approximately $7.2 million for fiscal year 2022, approximately $6.5 million for fiscal year 2023, and approximately $6.4 million for fiscal years 2024 and 2025.
NOTE 6 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	December 31, 2020			September 30, 2020
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$487,148	$(5,961)	$481,187	$487,148	$(6,421)	$480,727
	487,148	(5,961)	481,187	487,148	(6,421)	480,727
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$487,148	$(5,961)	$481,187	$487,148	$(6,421)	$480,727
Senior Notes
On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of 4.65 percent unsecured senior notes due 2025 (the"Company 2025 Notes"). Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The debt issuance costs are being amortized straight-line over the stated life of the obligation, which approximates the effective interest method.
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that is set to mature on November 13, 2024. The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 8—Debt to the consolidated financial statements in our 2020 Annual Report on Form 10-K.
As of December 31, 2020, we had three separate outstanding letters of credit with banks, in the amounts of $24.8 million, $0.5 million and $2.1 million.
As of December 31, 2020, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $1.8 million of financial guarantees were outstanding as of December 31, 2020.

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2020, we were in compliance with all debt covenants.
NOTE 7 INCOME TAXES
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates will occur as information and assumptions change.
Our income tax provision (benefit) from continuing operations for the three months ended December 31, 2020 and 2019 was $(18.1) million and $14.1 million, respectively, resulting in effective tax rates of 18.9 percent and 31.5 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2020 and 2019 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. Additionally, the effective tax rate for the three months ended December 31, 2020 includes a federal tax benefit arising from the ability to carryback the projected fiscal year 2021 federal net operating loss to a year when the statutory rate was 35.0 percent. The discrete adjustments for the three months ended December 31, 2020 and 2019 are primarily due to tax expense related to equity compensation of $4.1 million and $2.4 million, respectively.
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
NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the three months ended December 31, 2020 and 2019.
A cash dividend of $0.25 per share was declared on September 9, 2020 for shareholders of record on November 13, 2020 and was paid on December 1, 2020. An additional cash dividend of $0.25 per share was declared on December 11, 2020 for shareholders of record on February 12, 2021, payable on March 1, 2021. As a result, we recorded a dividend payable of $27.4 million within Dividends Payable on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

(in thousands)	December 31, 2020	September 30, 2020
Pre-tax amounts:
Unrecognized net actuarial loss	$(33,333)	$(33,923)
	$(33,333)	$(33,923)
After-tax amounts:
Unrecognized net actuarial loss	$(25,731)	$(26,188)
	$(25,731)	$(26,188)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three months ended December 31, 2020:

(in thousands)	Three Months Ended December 31, 2020
Balance at September 30, 2020	$(26,188)
Activity during the period
Amounts reclassified from accumulated other comprehensive income	457
Net current-period other comprehensive income	457
Balance at December 31, 2020	$(25,731)

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
During the three months ended December 31, 2020 and 2019, early termination revenue associated with term contracts was approximately $5.8 million and $0.1 million, respectively.
Contract Costs
We had capitalized fulfillment costs of $5.8 million and $6.2 million as of December 31, 2020 and September 30, 2020, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2020 was approximately $526.6 million, of which approximately $338.0 million is expected to be recognized during the remainder of fiscal year 2021, approximately $130.4 million during fiscal year 2022, and approximately $58.2 million during fiscal year 2023 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. However, the impact of the COVID-19 pandemic is inherently uncertain, and, as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the effect it may have on our contractual obligations with our customers.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets and liabilities at the dates indicated below:

(in thousands)	December 31, 2020	September 30, 2020
Contract assets	$3,389	$2,367

(in thousands)	December 31, 2020
Contract liabilities balance at September 30, 2020	$8,636
Payment received/accrued and deferred	5,726
Revenue recognized during the period	(6,208)
Contract liabilities balance at December 31, 2020	$8,154
NOTE 10 STOCK-BASED COMPENSATION
On March 3, 2020, the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) was approved by our stockholders. The 2020 Plan replaces our stockholder-approved Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"). The 2020 Plan is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units (including performance share units), share bonuses, other share-based awards and cash awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. Awards outstanding under the Helmerich & Payne, Inc. 2005 Long-Term Incentive Plan, the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan and the 2016 Plan remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives’ long-term equity incentive compensation. As a result, there were no stock options granted during the three months ended December 31, 2020 and 2019. We have also eliminated stock options as an element of our non-employee director compensation program. The Board has determined to award stock-based compensation to non-employee directors solely in the form of restricted stock. During the three months ended December 31, 2020, 631,166 shares of restricted stock awards and 312,600 performance share units were granted under the 2020 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense during the three months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,
(in thousands)	2020	2019
Stock-based compensation expense
Stock options	$318	$571
Restricted stock	6,011	7,370
Performance share units	1,122	2,260
	$7,451	$10,201
Of the total stock-based compensation expense, during the three months ended December 31, 2020, $1.8 million was recorded in drilling services operating expense, $0.3 million was recorded in research and development expense, and $5.4 million was recorded in selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations.
Of the total stock-based compensation expense, during the three months ended December 31, 2019, $2.4 million was recorded in drilling services operating expense and $7.8 million was recorded in selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations.
Stock Options
A summary of stock option activity under all existing long-term incentive plans for the three months ended December 31, 2020 is presented in the following table:

(in thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	2,863	$62.41
Exercised	—	—
Forfeited/Expired	(174)	48.17
Outstanding at December 31, 2020	2,689	$63.34	4.54	$—
Vested or expected to vest at December 31, 2020	158	$59.28	6.93	$—
Exercisable at December 31, 2020	2,531	$63.59	4.39	$—
No options were exercised during the three months ended December 31, 2020. The total intrinsic value of options exercised during the three months ended December 31, 2019 was $0.3 million.
As of December 31, 2020, the unrecognized compensation cost related to stock options was $0.9 million, which is expected to be recognized over a weighted-average period of 1.0 years.
Restricted Stock
Restricted stock awards consist of our common stock. Awards granted prior to September 30, 2020 are time-vested over four years, and awards granted after September 30, 2020 are time vested over three years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of December 31, 2020, there was $41.6 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the status of our restricted stock awards as of December 31, 2020 and changes in non-vested restricted stock outstanding during the three months then ended is presented below:

(in thousands, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2020	1,280	$49.81
Granted	631	25.29
Vested (2)	(466)	55.93
Forfeited	(2)	49.07
Non-vested restricted stock outstanding at December 31, 2020	1,443	$37.08
(1)    The beginning balance of restricted stock shares includes phantom shares that confer the benefits of owning company stock without the actual ownership or transfer of any shares. There were no phantom shares granted during the three months ended December 31, 2020. There were 20,616 phantom shares granted during fiscal year 2020.
(2)    The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Performance Share Units
We have made awards to certain employees that are subject to market-based performance conditions ("performance share units"). Subject to the terms and conditions set forth in the applicable performance share unit award agreements, the 2016 Plan and the 2020 Plan, grants of performance share units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance share unit awards consist of two separate components. Performance share units that comprise the first component are subject to a three-year performance cycle. Performance share units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance share units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance share unit award throughout the Vesting Period.
The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date. Additional performance share units are credited based on the amount of cash dividends on our common shares divided by the market value of our common shares on the date such dividend is paid. Such dividend equivalents are subject to the same terms and conditions and are settled or forfeited in the same manner and at the same time as the performance share units to which they were credited.
The grant date fair value of performance share units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies’ stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of December 31, 2020, there was $14.6 million of unrecognized compensation cost related to unvested performance share units. That cost is expected to be recognized over a weighted-average period of 2.6 years.
A summary of the status of our performance share units as of December 31, 2020 and changes in non-vested performance share units outstanding during the three months then ended is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested performance share units outstanding at September 30, 2020	337	$51.09
Granted	313	29.77
Reinvested dividends	42	52.85
Non-vested performance share units outstanding at December 31, 2020	692	$41.58

The weighted-average fair value calculation for performance share units granted during the three months ended December 31, 2020 is based on the following weighted-average assumptions set forth in the table below.

Three Months Ended December 31, 2020
Risk-free interest rate (1)	0.2%
Expected stock volatility (2)	62.3%
Expected term (in years)	3.1
(1)The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance share units.
(2)Expected volatilities are based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the performance share units.
NOTE 11 EARNINGS (LOSSES) PER COMMON SHARE
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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2020	2019
Numerator:
Income (loss) from continuing operations	$(77,924)	$30,729
Income (loss) from discontinued operations	7,493	(124)
Net income (loss)	(70,431)	30,605
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(361)	(991)

Numerator for basic earnings (loss) per share:
From continuing operations	(78,285)	29,738
From discontinued operations	7,493	(124)
	(70,792)	29,614
Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—

Numerator for diluted earnings (loss) per share:
From continuing operations	(78,285)	29,738
From discontinued operations	7,493	(124)
	$(70,792)	$29,614
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	107,617	108,555
Effect of dilutive shares from stock options, restricted stock and performance share units	—	169
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	107,617	108,724

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.27
Income from discontinued operations	0.07	—
Net income (loss)	$(0.66)	$0.27

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$0.27
Income from discontinued operations	0.07	—
Net income (loss)	$(0.66)	$0.27
We had a net loss for the three months ended December 31, 2020. Accordingly, our diluted earnings per share calculation this period was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2020	2019
Potentially dilutive shares excluded as anti-dilutive	4,494	3,413
Weighted-average price per share	$55.61	$61.02

NOTE 12 FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
We have certain assets and liabilities that are required to be measured and disclosed at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  We use the fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:
•Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value and totaled $22.0 million at December 31, 2020 and $19.8 million at September 30, 2020. The assets are comprised of mutual funds that are measured using Level 1 inputs.
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
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at December 31, 2020 and September 30, 2020.
The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2020:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Short-term investments:
Certificates of deposit	$12	$—	$12	$—
Corporate and municipal debt securities	144,780	—	144,780	—
U.S. government and federal agency securities	5,030	5,030	—	—
Total short-term investments	149,822	5,030	144,792	—
Cash and cash equivalents	373,980	373,980	—	—
Investments	12,049	10,206	343	1,500
Other current assets	45,688	45,688	—	—
Other assets	2,985	2,985	—	—
Total assets measured at fair value	$584,524	$437,889	$145,135	$1,500

Liabilities:
Contingent earnout liability	$8,973	$—	$—	$8,973
At December 31, 2020, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. Agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available.
At December 31, 2020, assets measured at fair value using Level 2 inputs include certificates of deposit, municipal bonds and corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments primarily associated with our business acquisitions in fiscal year 2019.
The following table presents a reconciliation of changes in the fair value of our financial liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended December 31,
(in thousands)	2020	2019
Net liabilities at September 30,	$9,123	$18,373
Additions	—	1,500
Total gains or losses:
Included in earnings	100	—
Settlements (1)	(250)	—
Net liabilities at December 31,	$8,973	$19,873
(1)Settlements represent earnout payments that have been paid or earned during the period.
The following table provides quantitative information (in thousands) about our Level 3 unobservable inputs related to our financial liabilities at December 31, 2020:

Fair Value	Valuation Technique	Unobservable Input	Unobservable Input	Range	Weighted Average (1)
$1,000	Monte Carlo simulation	Discount rate	1.1%
		Revenue Volatility	46.7%
		Risk free rate	1.4%
$7,973	Probability analysis	Discount rate	1.0%
		Payment amounts		$5,250 - $7,000	$6,400
		Probabilities		40% - 60%	53%
(1)The weighted average of the payment amounts and the probabilities (Level 3 unobservable inputs), associated with the contingent consideration valued using probability analysis, were weighted by the relative undiscounted fair value of payment amounts and of probability payment amounts, respectively.
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
The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2020 and September 30, 2020:

(in millions)	December 31, 2020	September 30, 2020
Carrying value of long-term fixed-rate debt	$481.2	$480.7
Fair value of long-term fixed-rate debt	543.1	534.5
The fair value for the $543.1 million fixed-rate debt is based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.
The estimated fair value of our investments, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is primarily based on Level 1 inputs. As a result of the change in the fair value of our investments, we recorded a gain of $2.9 million for the three months ended December 31, 2020.

NOTE 13 EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost
The following provides information at December 31, 2020 and 2019, related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended December 31,
(in thousands)	2020	2019
Interest cost	$753	$1,097
Expected return on plan assets	(967)	(1,381)
Recognized net actuarial loss	590	669
Settlement	1,015	—
Net pension expense	$1,391	$385
According to ASC 715, Compensation—Retirement Benefits, if the lump sum distributions made during a plan year exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the three months ended December 31, 2020. Accordingly, we recognized settlement expense of $1.0 million for the three months ended December 31, 2020, in other expense within our Unaudited Condensed Consolidated Statements of Operations.
Employer Contributions
We did not make any contributions to the Pension Plan during the three months ended December 31, 2020. For the remainder of fiscal year 2021, we do not expect minimum contributions required by law to be needed. However, we may make contributions during the remainder of fiscal year 2021, if needed, to fund unexpected distributions in lieu of liquidating pension assets.
NOTE 14 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2020, we had purchase commitments for equipment, parts and supplies of approximately $16.5 million.
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
During the third quarter of fiscal year 2020, as part of our restructuring efforts and consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources we implemented organizational changes. We have moved from a product-based offering, such as a rig or separate technology package, to an integrated solution-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations. Operations previously reported within the former U.S. Land and H&P Technologies operating and reportable segments are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All prior period segment disclosures have been recast for these segment changes. Consolidated revenues and expenses reflect the elimination of intercompany transactions.
Each reportable operating segment is a strategic business unit that is managed separately, and consolidated revenues and expenses reflect the elimination of all material intercompany transactions. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other." External revenues included in “Other” primarily consist of rental income.
Segment Performance
We evaluate segment performance based on income or loss from continuing operations (segment operating income (loss)) before income taxes which includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Allocated general and administrative costs
•Restructuring charges
but excludes gain on sale of assets and corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three months ended December 31, 2020 and 2019 is shown in the following tables:

	Three Months Ended December 31, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$201,990	$32,273	$10,518	$1,596	$—	$246,377
Intersegment	—	—	—	7,122	(7,122)	—
Total sales	201,990	32,273	10,518	8,718	(7,122)	246,377

Segment operating income (loss)	(72,928)	2,742	(8,357)	4,111	(2,126)	(76,558)

	Three Months Ended December 31, 2019
(in thousands)	North America Solutions (1)	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$524,681	$40,255	$46,462	$3,259	$—	$614,657
Intersegment	—	—	—	7,740	(7,740)	—
Total sales	524,681	40,255	46,462	10,999	(7,740)	614,657

Segment operating income (loss)	52,139	6,328	3,115	(1,237)	—	60,345
(1)Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment.

The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2020	2019
Segment operating income (loss)	$(76,558)	$60,345
Gain on sale of assets	12,336	4,279
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(29,001)	(33,256)
Operating income (loss) from continuing operations	(93,223)	31,368
Other income (expense)
Interest and dividend income	1,879	2,214
Interest expense	(6,139)	(6,100)
Gain on investment securities	2,924	2,821
Gain on sale of subsidiary	—	14,963
Other	(1,480)	(399)
Total unallocated amounts	(2,816)	13,499
Income (loss) from continuing operations before income taxes	$(96,039)	$44,867
The following table presents total assets by reportable segment:

(in thousands)	December 31, 2020	September 30, 2020
Total assets (1)
North America Solutions (2)	$3,749,435	$3,812,718
Offshore Gulf of Mexico	98,712	93,501
International Solutions	170,151	181,181
Other	81,683	22,144
	4,099,981	4,109,544
Investments and corporate operations	626,772	720,077
Total assets from continuing operations	4,726,753	4,829,621
Discontinued operations	—	—
	$4,726,753	$4,829,621
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
(2)Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2020	2019
Operating revenues
United States	$235,444	$566,815
Argentina	1,553	40,609
Bahrain	7,549	4,684
United Arab Emirates	990	173
Colombia	429	996
Other Foreign	412	1,380
Total	$246,377	$614,657
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
These forward-looking statements include, among others, such things as:
•our business strategy;
•estimates of our revenues, income, earnings per share, and market share;
•our capital structure and our ability to return cash to stockholders through dividends or share repurchases;
•the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;
•the volatility of future oil and natural gas prices;
•the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil producing nations ("OPEC+") with respect to production levels or other matters related to the prices of oil and natural gas;
•changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, changes in prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs, or increase our capital expenditures and the construction or acquisition of rigs;
•the effect, impact, potential duration or other implications of the ongoing outbreak of a novel strain of coronavirus ("COVID-19") and the oil price collapse in 2020, and any expectations we may have with respect thereto;
•changes in worldwide rig supply and demand, competition, or technology;
•possible cancellation, suspension, renegotiation or termination (with or without cause) of our contracts as a result of general or industry-specific economic conditions, mechanical difficulties, performance or other reasons;
•expansion and growth of our business and operations;
•our belief that the final outcome of our legal proceedings will not materially affect our financial results;
•impact of federal and state legislative and regulatory actions, including as a result of the change in the U.S. presidential administration, affecting our costs and increasing operation restrictions or delay and other adverse impacts on our business;
•environmental or other liabilities, risks, damages or losses, whether related to storms or hurricanes (including wreckage or debris removal), collisions, grounding, blowouts, fires, explosions, other accidents, terrorism or otherwise, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;
•our financial condition and liquidity;
•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes; and
•potential long-lived asset impairments.
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2020 Annual Report on Form 10-K under Item 1A— “Risk Factors,” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2020, our drilling rig fleet included a total of 301 drilling rigs. Our drilling services and solutions segments consist of the North America Solutions segment with 262 rigs, the Offshore Gulf of Mexico segment with 7 offshore platform rigs and the International Solutions segment with 32 rigs as of December 31, 2020. At the close of the first quarter of fiscal year 2021, we had 102 contracted rigs, of which 64 were under a fixed-term contract and 38 were working well-to-well, compared to 79 contracted rigs at September 30, 2020. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued volatile market conditions and take advantage of future opportunities.
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
In early March 2020, the increase in crude oil supply resulting from production escalations from OPEC+ combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Specifically, during calendar year 2020, crude oil prices fell from approximately $60 per barrel to the low-to-mid-$20 per barrel range, lower in some cases, which resulted in customers decreasing their 2020 capital budgets nearly 50 percent from calendar year 2019 levels. There was a corresponding dramatic decline in the demand for land rigs, such that the overall rig count for calendar year 2020 averaged roughly 430 rigs, significantly lower than in calendar year 2019, which averaged approximately 940 rigs.
We experienced much of our rig count decline during the second and third quarters of fiscal year 2020 as our North American Solutions rig count declined from 195 rigs at December 31, 2019 to a low of 47 rigs in August of 2020. However, during the fourth quarter of fiscal year 2020, the market experienced a stabilization of crude oil prices in the $40 per barrel range. Along with this stabilization, our rig activity began to increase, and increased more significantly during the first quarter of fiscal year 2021. Our active rig count, which excludes idle but contracted rigs, doubled from 47 rigs in August 2020 to 94 rigs at December 31, 2020. Additionally, during the first quarter of fiscal year 2021, crude oil prices improved from the $40 per barrel range to almost $50 per barrel. At such levels, we believe our customers will have more robust capital budgets entering into calendar year 2021 and we believe we will experience a higher level of rig activity in fiscal year 2021 compared to fiscal year 2020. However, even with the improved levels of commodity prices, the lasting impacts of the global pandemic remain, which will likely keep prices and demand for crude oil at relatively low levels compared to pre-pandemic levels. Consequently, we do not expect or anticipate customers' capital budgets will support activity levels like those experienced prior to March 2020.
Utilization for our super-spec FlexRig® fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization); however, the subsequent decline in the demand for land rigs resulted in customers idling a large portion of our super-spec FlexRig® fleet. At December 31, 2020, we had 142 idle super-spec rigs out of our FlexRig® fleet of 234 super-spec rigs (39 percent utilization).

Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro environment adversely affecting our North America Solutions segment and those unfavorable factors are creating similar challenges for these business segments as well.
H&P recognizes the uncertainties and concerns caused by the COVID-19 pandemic; however, we have managed the Company over time to be in a position of strength both financially and operationally when facing uncertainties of this magnitude. The COVID-19 pandemic has had a significant financial impact on the Company, including increased costs as a result of labor shortages and logistics constraints. The global response to coping with the pandemic has resulted in a drop in demand for crude oil, which, when combined with a more than adequate supply of crude oil, has resulted in a sharp decline in crude oil prices, causing our customers to have pronounced pullbacks in their operations and planned capital expenditures. The direct impact of COVID-19 on H&P's operations has created some challenges that we believe the Company is adequately addressing to ensure a robust continuation of our operations albeit at a lower activity level.
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
The health and safety of all H&P stakeholders - our employees, customers, and vendors - remain a top priority at the Company. Accordingly, H&P has implemented additional policies and procedures designed to protect the well-being of our stakeholders and to minimize the impact of COVID-19 on our ongoing operations. Some of the safeguards we have implemented include:
•The Company mobilized a global COVID-19 response team to manage the evolving situation
•The Company moved to a global "remote work" model for office personnel (beginning March 13, 2020)
•The Company suspended all non-essential travel
•We are adhering to Center for Disease Control ("CDC") guidelines for evaluating actual and potential COVID-19 exposures
◦Operational and third-party personnel are required to complete a COVID-19 questionnaire prior to reporting to a field location and office personnel are required to complete one prior to returning to their respective offices in order to evaluate actual and potential COVID-19 exposures and individuals identified as being high risk are not allowed on location
◦The temperatures of operational personnel are taken prior to them being allowed to enter a rig site
◦The Company has implemented enhanced sanitization and cleaning protocols
•We are complying with local governmental jurisdiction policies and procedures where our operations reside; in some instances, policies and procedures are more stringent in our foreign operations than in our North America operations and this has resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction
As of December 31, 2020, the Company was aware that 310 out of its approximately 4,600 employees have had confirmed cases of COVID-19 since the COVID-19 outbreak began, of which we believe approximately 60 percent contracted the virus outside of their work location. We have had no fatalities and 290 of 310 employees who had confirmed cases have returned to work. Upon being notified that an employee has tested positive, the Company follows pre-established guidelines and places the employee on leave as appropriate. Per CDC guidelines, employees testing positive are permitted to return to their worksite after 10 days.  Employees who are considered a Level 1 exposure but who have not tested positive are required to quarantine and are permitted to return to their worksite after 7 days with a negative test or 10 days without a test and no symptoms. In addition, the Company applies its enhanced sanitization procedures to the employee’s work location prior to allowing employees to re-enter the location. Since the COVID-19 outbreak began, no rigs have been fully shut down (other than temporary shutdowns for disinfecting) and such measures to disinfect facilities have not had a significant impact on service. We believe our service levels are unchanged from pre-pandemic levels.
From a financial perspective, we believe the Company is well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. The actions we took during fiscal year 2020 included a reduction to the annual dividend of approximately $200 million, a reduction of approximately $145 million in the fiscal year 2020 capital spend, a reduction of over $50 million in fixed operational overhead, and a reduction of selling, general and administrative expenses of more than $25 million on an annualized basis. The culmination of these cost-saving initiatives resulted in a $16.0 million restructuring charge during fiscal year 2020. We anticipate further cost reductions in our North America Solutions operations as we continue to take measures to adjust our cost structure lower based on activity levels. Additionally, we expect further cost reductions in our International Solutions operations as we work through local jurisdictional regulations to implement those cost savings measures. The cost reduction measures could lead to additional restructuring charges in future periods. At December 31, 2020, the Company had cash and cash equivalents and short-term investments of $523.8 million and availability under the 2018 Credit Facility (as defined herein) of $750.0 million resulting in approximately $1.3 billion in near-term liquidity. We currently do not anticipate the need to draw on the 2018 Credit Facility.
As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those that we believe have a high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At December 31, 2020 and September 30, 2020, the Company had a net allowance against its accounts receivable of $1.6 million and $1.8 million, respectively.
The nature of the COVID-19 pandemic is inherently uncertain, and as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the timing or level of any subsequent recovery. As a result, the Company cannot be certain of the degree of impact on the Company’s business, results of operations and/or financial position for future periods. Subsequent to March 31, 2020, we adjusted our credit risk monitoring for specific customers, in response to the economic events described above.
Recent Developments
Gain on Sale of Assets
During the three months ended December 31, 2020, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million, which is included within Gain on Sale of Assets on our Unaudited Condensed Consolidated Statements of Operations.
Contract Backlog
As of December 31, 2020 and September 30, 2020, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $526.6 million and $658.0 million, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The decrease in backlog at December 31, 2020 from September 30, 2020 is primarily due to prevailing market conditions causing a decline in the number of longer term drilling contracts executed and to some extent an increase in the number of early terminations of contracts. Approximately 35.6 percent of the December 31, 2020 total backlog is reasonably expected to be fulfilled in fiscal year 2022 and thereafter.
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. As a result of the depressed market conditions and negative outlook for the near term, beginning in the second quarter of fiscal year 2020, certain of our customers, as well as those of our competitors, have opted to renegotiate or early terminate existing drilling contracts. Such renegotiations have included requests to lower the contract dayrate in exchange for additional terms, temporary stacking of the rig, and other proposals. During the three months ended December 31, 2020 and 2019, early termination revenue associated with term contracts was $5.8 million and $0.1 million, respectively.
The following table sets forth the total backlog by reportable segment as of December 31, 2020 and September 30, 2020, and the percentage of the December 31, 2020 backlog reasonably expected to be fulfilled in fiscal year 2022 and thereafter:

(in millions)	December 31, 2020	September 30, 2020	Percentage Reasonably Expected to be Filled in Fiscal Year 2022 and Thereafter
North America Solutions	$448.2	$542.4	34.9%
Offshore Gulf of Mexico	15.5	16.7	—
International Solutions	62.9	98.9	51.2
	$526.6	$658.0
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See “Item 1A. Risk Factors – Our current backlog of drilling services and solutions revenue may continue to decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment,” in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk. Additionally, see "Item 1A. Risk Factors – The impact and effects of public health crises, pandemics and epidemics, such as the ongoing outbreak of COVID-19, have adversely affected and are expected to continue to adversely affect our business, financial condition and results of operations" within our 2020 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended December 31, 2020 and 2019
Consolidated Results of Operations
Net Income (Loss) We reported a loss from continuing operations of $77.9 million ($0.73 loss per diluted share) from operating revenues of $246.4 million for the three months ended December 31, 2020 compared to income from continuing operations of $30.7 million ($0.27 per diluted share) from operating revenues of $614.7 million for the three months ended December 31, 2019. Included in the net loss for the three months ended December 31, 2020 is income of $7.5 million ($0.07 per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $70.4 million ($0.66 loss per diluted share) for the three months ended December 31, 2020 compared to net income of $30.6 million ($0.27 per diluted share) for the three months ended December 31, 2019.
Research and Development For the three months ended December 31, 2020 and 2019, we incurred $5.6 million and $6.9 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $39.3 million during the three months ended December 31, 2020 compared to $49.8 million during the three months ended December 31, 2019. The $10.5 million decrease in fiscal year 2021 compared to the same period in fiscal year 2020 is primarily due to expense reduction initiatives undertaken primarily during the second and third quarters of fiscal year 2020.
Income Taxes We had an income tax benefit of $18.1 million for the three months ended December 31, 2020 (which included discrete tax expense of approximately $4.1 million related to equity compensation) compared to income tax provision of $14.1 million (which included discrete tax expense of $2.4 million related to equity compensation) for the three months ended December 31, 2019. Our statutory federal income tax rate for fiscal year 2021 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions Operations Segment

	Three Months Ended December 31,
(in thousands, except operating statistics)	2020	2019 (1)	% Change
Operating revenues	$201,990	$524,681	(61.5)
Direct operating expenses	157,309	332,982	(52.8)
Segment gross margin	44,681	191,699	(76.7)

Research and development	5,466	6,749	(19.0)
Selling, general and administrative expense	11,680	16,746	(30.3)
Depreciation	100,324	116,065	(13.6)
Restructuring charges	139	—	—
Segment operating income (loss)	$(72,928)	$52,139	(239.9)
Operating Statistics (2):
Average active rigs	81	192	(57.8)
Number of active rigs at the end of period	94	195	(51.8)
Number of available rigs at the end of period	262	299	(12.4)
Reimbursements of "out-of-pocket" expenses	$18,789	$59,568	(68.5)
(1)Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment.
(2)These operating metrics allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. Beginning in the first quarter of fiscal year 2021, these operating metrics replaced previously used per day metrics. As a result, prior year comparative information is also provided above.
Segment Gross Margin The North America Solutions segment gross margin was $44.7 million for the three months ended December 31, 2020 compared to $191.7 million in the same period of fiscal year 2020.  The decrease was primarily driven by lower activity levels. Revenues were $202.0 million and $524.7 million in the three months ended December 31, 2020 and 2019, respectively.  Included in revenues for the three months ended December 31, 2020 is early termination revenue of $5.8 million compared to $0.1 million during the same period of fiscal year 2020. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unsatisfactory performance by us).
Revenue We experienced a 61.5 percent decrease in operating revenue when comparing the three months ended December 31, 2020 to the three months ended December 31, 2019. The decline in operating revenue is primarily due to lower activity levels during the three months ended December 31, 2020.

Direct Operating Expenses Direct operating expenses decreased to $157.3 million during the three months ended December 31, 2020 as compared to $333.0 million during the three months ended December 31, 2019. The decrease was due to the factors mentioned above.
Depreciation Depreciation decreased to $100.3 million during the three months ended December 31, 2020 as compared to $116.1 million during the three months ended December 31, 2019. The decrease was primarily attributable to the lower carrying cost of our impaired assets.
Offshore Gulf of Mexico Operations Segment

	Three Months Ended December 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$32,273	$40,255	(19.8)
Direct operating expenses	26,256	30,045	(12.6)
Segment gross margin	6,017	10,210	(41.1)

Selling, general and administrative expense	669	1,137	(41.2)
Depreciation	2,606	2,745	(5.1)
Segment operating income	$2,742	$6,328	(56.7)
Operating Statistics (1):
Average active rigs	5	6	(16.7)
Number of active rigs at the end of period	4	6	(33.3)
Number of available rigs at the end of period	7	8	(12.5)
Reimbursements of "out-of-pocket" expenses	$7,868	$9,901	(20.5)
(1)These operating metrics allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. Beginning in the first quarter of fiscal year 2021, these operating metrics replaced previously used per day metrics. As a result, prior year comparative information is also provided above.
Segment Gross Margin During the three months ended December 31, 2020, the Offshore Gulf of Mexico segment gross margin was $6.0 million compared to a gross margin of $10.2 million for the three months ended December 31, 2019. This decrease is primarily attributable to decreased activity and pricing during the three months ended December 31, 2020.
Revenue We experienced a 19.8 percent decrease in operating revenue when comparing the three months ended December 31, 2020 to the three months ended December 31, 2019. The decline in operating revenue is primarily due to the factors described above.
Direct Operating Expenses Direct operating expenses decreased to $26.3 million during the three months ended December 31, 2020 as compared to $30.0 million during the three months ended December 31, 2019. The decrease was primarily driven by lower activity, partially offset by unfavorable variances in self-insurance accruals.
International Solutions Operations Segment

	Three Months Ended December 31,
(in thousands, except operating statistics)	2020	2019	% Change
Operating revenues	$10,518	$46,462	(77.4)
Direct operating expenses	17,523	34,075	(48.6)
Segment gross margin	(7,005)	12,387	(156.6)

Selling, general and administrative expense	979	1,455	(32.7)
Depreciation	373	7,817	(95.2)
Segment operating income (loss)	$(8,357)	$3,115	(368.3)
Operating Statistics (1):
Average active rigs	4	18	(77.8)
Number of active rigs at the end of period	4	18	(77.8)
Number of available rigs at the end of period	32	31	3.2
Reimbursements of "out-of-pocket" expenses	$2,559	$1,587	61.2
(1)These operating metrics allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results. Beginning in the first quarter of fiscal year 2021, these operating metrics replaced previously used per day metrics. As a result, prior year comparative information is also provided above.

Segment Gross Margin The International Solutions segment gross margin was $(7.0) million for the three months ended December 31, 2020 compared to a gross margin of $12.4 million for the three months ended December 31, 2019. The change was primarily driven by lower activity coupled with fixed minimum levels of country overhead during the three months ended December 31, 2020.
Revenue We experienced a 77.4 percent decrease in operating revenue when comparing the three months ended December 31, 2020 to the three months ended December 31, 2019. The decline in operating revenue is primarily due to lower activity during the three months ended December 31, 2020.
Direct Operating Expenses Direct operating expenses decreased to $17.5 million during the three months ended December 31, 2020 as compared to $34.1 million during the three months ended December 31, 2019. The decrease was driven by the factors described above.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2020	2019	% Change
Operating revenues	$8,718	$10,999	(20.7)
Direct operating expenses	3,750	11,545	(67.5)
Gross margin	4,968	(546)	1,009.9

Research and development	117	129	(9.3)
Selling, general and administrative expense	381	241	58.1
Depreciation	359	321	11.8
Operating income (loss)	$4,111	$(1,237)	432.3
Gross Margin On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of approximately $0.5 million and $8.5 million allocated to the Captive during the three months ended December 31, 2020 and 2019, respectively. The decrease in accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary as well as lower activity levels during the three months ended December 31, 2020. Intercompany premium revenues recorded by the Captive during the three months ended December 31, 2020 and 2019 amounted to $7.1 million and $7.7 million, respectively, which were eliminated upon consolidation.
Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our marketable securities.  Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, corporate bonds and commercial paper, certificates of deposit and money market funds. Our marketable securities are recorded at fair value.
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
Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the dayrates we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures, all of which was impacted by the COVID-19 outbreak and the oil price collapse in 2020. As our revenues increase, operating net working capital is typically a use of capital, while conversely, as our revenues decrease, operating net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.
As of December 31, 2020, we had $374.0 million of cash on hand and $149.8 million of short-term investments. Our cash flows for the three months ended December 31, 2020 and 2019 are presented below:

	Three Months Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(19,604)	$111,781
Investing activities	(65,203)	(23,035)
Financing activities	(29,287)	(77,402)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(114,094)	$11,344
Operating Activities
For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and short-term investments, less current liabilities, excluding dividends payable, short-term debt and the current portion of long-term debt. Operating net working capital was $228.0 million as of December 31, 2020 compared to $194.2 million as of September 30, 2020. The sequential increase in net working capital was primarily driven by an increase in receivables caused by increased activity as well as payment of ad valorem taxes in various jurisdictions during the three months ended December 31, 2020. Included in accounts receivable as of December 31, 2020 were $5.0 million of early termination fees and $45.2 million of income tax receivables, of which $32.1 million of the income tax receivable was received subsequent to December 31, 2020. Cash flows used in operating activities were approximately $19.6 million for the three months ended December 31, 2020. Cash flows provided by operating activities were approximately $111.8 million for the three months ended December 31, 2019.  The decrease in cash provided by operating activities is primarily driven by lower operating activity.
Investing Activities
Capital Expenditures Our capital expenditures during the three months ended December 31, 2020 were $14.0 million compared to $46.0 million during the three months ended December 31, 2019. The decrease is driven by lower maintenance capital expenditures as a result of lower activity.
Purchase of Investments Our net purchases of investments during the three months ended December 31, 2020 were $58.1 million compared to $3.9 million during the three months ended December 31, 2019. The increase is attributable to our strategy to optimize our returns on investment.
Sale of Subsidiary In December 2019, we closed on the sale of a wholly-owned subsidiary of Helmerich & Payne International Drilling Co., TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million.
Marketable Securities As of December 31, 2020, our marketable securities primarily consist of common shares in Schlumberger, Ltd. that, at the close of the first quarter of fiscal year 2021, had a fair value of $10.2 million. The value of our securities are subject to fluctuation in the market and may vary considerably over time. Our marketable securities are recorded at fair value on our balance sheet.
Financing Activities
Dividends We paid dividends of $0.25 and $0.71 per share during the three months ended December 31, 2020 and 2019, respectively. Total dividends paid were $26.9 million and $77.6 million during the three months ended December 31, 2020 and 2019, respectively. A cash dividend of $0.25 per share was declared on December 11, 2020 for shareholders of record on February 12, 2021, payable on March 1, 2021. The declaration and amount of future dividends is at the discretion of the Board of Directors (the "Board") and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.

Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that is set to mature on November 13, 2024. The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2020, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the consolidated financial statements in our 2020 Annual Report on Form 10-K.
As of December 31, 2020, we had three outstanding letters of credit with banks, in the amounts of $24.8 million, $0.5 million and $2.1 million, respectively. As of December 31, 2020, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $1.8 million of financial guarantees were outstanding as of December 31, 2020. The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2020, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2021.
Senior Notes
On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of 4.65 percent unsecured senior notes due 2025 (the "Company 2025 Notes"). Interest on the Company 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2019. The debt issuance costs are being amortized straight-line over the stated life of the obligation, which approximates the effective interest method.
Repurchase of Common Shares
We have an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the three months ended December 31, 2020 and 2019.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2021 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $487.1 million at December 31, 2020 and matures on March 19, 2025.
As of December 31, 2020, we had a $635.4 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our increased levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
The long-term debt to total capitalization ratio was 13.1 percent and 12.8 percent at December 31, 2020 and September 30, 2020, respectively. For additional information regarding debt agreements, refer to Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2020.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K. For information regarding our drilling contract backlog, see Item 2— “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contract Backlog”.
Material Commitments
Material commitments as reported in our 2020 Annual Report on Form 10-K have not changed significantly at December 31, 2020, other than those disclosed in Note 14—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2020 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates.
Recently Issued Accounting Standards
See Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see
•Note 12—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report on Form 10-K filed with the SEC on November 20, 2020;
•Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and
•Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
PART II.    OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 14—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.
Item 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A— “Risk Factors” in our 2020 Annual Report on Form 10-K.

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2020, filed on February 9, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 9, 2021	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	February 9, 2021	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)