Form 10-Q
period 2021-03-31
Helmerich & Payne, Inc.
filed 2021-04-29
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 23, 2021
Common Stock, $0.10 par value	107,893,998

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
(in thousands except share data and share amounts)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$427,243	$487,884
Short-term investments	134,491	89,335
Accounts receivable, net of allowance of $1,806 and $1,820, respectively	209,402	192,623
Inventories of materials and supplies, net	96,504	104,180
Prepaid expenses and other, net	97,857	89,305
Assets held-for-sale	13,076	—
Total current assets	978,573	963,327

Investments	34,569	31,585
Property, plant and equipment, net	3,374,235	3,646,341
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	77,430	81,027
Operating lease right-of-use asset	56,474	44,583
Other assets, net	21,170	17,105
Total other noncurrent assets	200,727	188,368

Total assets	$4,588,104	$4,829,621

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$63,934	$36,468
Dividends payable	27,327	27,226
Accrued liabilities	160,342	155,442
Total current liabilities	251,603	219,136

Noncurrent Liabilities:
Long-term debt, net	481,647	480,727
Deferred income taxes	604,536	650,675
Other	163,063	147,180
Noncurrent liabilities - discontinued operations	3,559	13,389
Total noncurrent liabilities	1,252,805	1,291,971
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,222,865 and 112,151,563 shares issued as of March 31, 2021 and September 30, 2020, respectively, and 107,893,998 and 107,488,242 shares outstanding as of March 31, 2021 and September 30, 2020, respectively	11,222	11,215
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	516,870	521,628
Retained earnings	2,762,735	3,010,012
Accumulated other comprehensive loss	(25,274)	(26,188)
Treasury stock, at cost, 4,328,867 shares and 4,663,321 shares as of March 31, 2021 and September 30, 2020, respectively	(181,857)	(198,153)
Total shareholders’ equity	3,083,696	3,318,514
Total liabilities and shareholders' equity	$4,588,104	$4,829,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating revenues
Drilling services	$294,026	$630,290	$538,807	$1,241,688
Other	2,145	3,349	3,741	6,608
	296,171	633,639	542,548	1,248,296
Operating costs and expenses
Drilling services operating expenses, excluding depreciation and amortization	230,313	417,743	429,002	817,072
Other operating expenses	1,274	1,315	2,636	2,737
Depreciation and amortization	106,417	132,006	213,278	262,137
Research and development	5,334	6,214	10,917	13,092
Selling, general and administrative	39,349	41,978	78,652	91,786
Asset impairment charge	54,284	563,234	54,284	563,234
Restructuring charges	1,608	—	1,746	—
(Gain) loss on sale of assets	18,515	(10,310)	6,179	(14,589)
	457,094	1,152,180	796,694	1,735,469
Operating loss from continuing operations	(160,923)	(518,541)	(254,146)	(487,173)
Other income (expense)
Interest and dividend income	4,819	3,566	6,698	5,780
Interest expense	(5,759)	(6,095)	(11,898)	(12,195)
Gain (loss) on investment securities	2,520	(12,413)	5,444	(9,592)
Gain on sale of subsidiary	—	—	—	14,963
Other	(577)	(398)	(2,057)	(797)
	1,003	(15,340)	(1,813)	(1,841)
Loss from continuing operations before income taxes	(159,920)	(533,881)	(255,959)	(489,014)
Income tax benefit	(36,624)	(113,413)	(54,739)	(99,275)
Loss from continuing operations	(123,296)	(420,468)	(201,220)	(389,739)
Income from discontinued operations before income taxes	2,293	6,067	9,786	13,524
Income tax provision	—	6,139	—	13,720
Income (loss) from discontinued operations	2,293	(72)	9,786	(196)
Net loss	$(121,003)	$(420,540)	$(191,434)	$(389,935)

Basic earnings (loss) per common share:
Loss from continuing operations	$(1.15)	$(3.88)	$(1.87)	$(3.61)
Income from discontinued operations	0.02	—	0.09	—
Net loss	$(1.13)	$(3.88)	$(1.78)	$(3.61)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(1.15)	$(3.88)	$(1.87)	$(3.61)
Income from discontinued operations	0.02	—	0.09	—
Net loss	$(1.13)	$(3.88)	$(1.78)	$(3.61)

Weighted average shares outstanding:
Basic	107,861	108,557	107,738	108,556
Diluted	107,861	108,557	107,738	108,556
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Net loss	$(121,003)	$(420,540)	$(191,434)	$(389,935)
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net of income taxes of $(0.1) million and $(0.3) million for the three and six months ended March 31, 2021, respectively, and $(0.2) million and $(0.3) million for the three and six months ended March 31, 2020, respectively	457	516	914	1,032
Other comprehensive income	457	516	914	1,032
Comprehensive loss	$(120,546)	$(420,024)	$(190,520)	$(388,903)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Six Months Ended March 31, 2021
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income:
Net loss	—	—	—	(70,431)	—	—	—	(70,431)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,324)	—	—	—	(27,324)
Vesting of restricted stock awards, net of shares withheld for employee taxes	72	7	(16,742)	—	—	(295)	14,618	(2,117)
Stock-based compensation	—	—	7,451	—	—	—	—	7,451
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(381)	—	—	—	—	(381)
Balance, December 31, 2020	112,223	$11,222	$511,956	$2,911,006	$(25,731)	4,368	$(183,535)	$3,224,918
Comprehensive income:
Net loss	—	—	—	(121,003)	—	—	—	(121,003)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,268)	—	—	—	(27,268)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(1,678)	—	—	(39)	1,678	—
Stock-based compensation	—	—	6,826	—	—	—	—	6,826
Other	—	—	(234)	—	—	—	—	(234)
Balance, March 31, 2021	112,223	$11,222	$516,870	$2,762,735	$(25,274)	4,329	$(181,857)	$3,083,696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Six Months Ended March 31, 2020
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income:
Net income	—	—	—	30,605	—	—	—	30,605
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(78,652)	—	—	—	(78,652)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,103)	—	—	(110)	7,148	4,045
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,126)	—	—	(258)	14,718	(3,401)
Stock-based compensation	—	—	10,201	—	—	—	—	10,201
Balance, December 31, 2019	112,151	$11,215	$499,277	$3,666,260	$(28,119)	3,274	$(173,096)	$3,975,537
Comprehensive income:
Net income	—	—	—	(420,540)	—	—	—	(420,540)
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(76,754)	—	—	—	(76,754)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(47)	—	—	—	47	—
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(53)	—	—	(1)	53	—
Stock-based compensation	—	—	10,751	—	—	—	—	10,751
Share repurchases	—	—	—	—	—	1,460	(28,504)	(28,504)
Balance, March 31, 2020	112,151	11,215	509,928	3,168,966	(27,603)	4,733	(201,500)	3,461,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(191,434)	$(389,935)
Adjustment for (income) loss from discontinued operations	(9,786)	196
Loss from continuing operations	(201,220)	(389,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213,278	262,137
Asset impairment charge	54,284	563,234
Amortization of debt discount and debt issuance costs	920	900
Provision for credit loss	(227)	1,779
Provision for obsolete inventory	423	684
Stock-based compensation	14,277	20,952
(Gain) loss on investment securities	(5,444)	9,592
(Gain) loss on sale of assets	6,179	(14,589)
Gain on sale of subsidiary	—	(14,963)
Deferred income tax benefit	(46,068)	(106,878)
Other	3,646	(3,779)
Change in assets and liabilities:
Accounts receivable	(8,498)	(37,717)
Inventories of materials and supplies	7,159	(2,064)
Prepaid expenses and other	(7,951)	(15,962)
Other noncurrent assets	(3,696)	10,107
Accounts payable	25,277	21,764
Accrued liabilities	(451)	(68,146)
Other noncurrent liabilities	6,939	(4,642)
Net cash provided by operating activities from continuing operations	58,827	232,670
Net cash used in operating activities from discontinued operations	(25)	(28)
Net cash provided by operating activities	58,802	232,642
Cash flows from investing activities:
Capital expenditures	(30,745)	(94,312)
Purchase of investments	(106,731)	(36,336)
Proceeds from sale of investments	63,742	43,894
Proceeds from sale of subsidiary	—	15,056
Proceeds from asset sales	13,419	24,799
Other	—	(51)
Net cash used in investing activities	(60,315)	(46,950)
Cash flows from financing activities:
Dividends paid	(54,230)	(155,890)
Proceeds from stock option exercises	—	4,100
Payments for employee taxes on net settlement of equity awards	(2,119)	(3,455)
Payment of contingent consideration from acquisition of business	(250)	(4,250)
Share repurchases	—	(28,504)
Other	—	(445)
Net cash used in financing activities	(56,599)	(188,444)
Net decrease in cash and cash equivalents and restricted cash	(58,112)	(2,752)
Cash and cash equivalents and restricted cash, beginning of period	536,747	382,971
Cash and cash equivalents and restricted cash, end of period	$478,635	$380,219

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$11,473	$11,440
Income tax paid (received), net	(31,965)	43,509
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	8,970	9,626
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(1,296)	189
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	9,290	—
Cumulative effect adjustment for adoption of ASU No. 2016-13	(1,251)	—
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
During the third quarter of fiscal year 2020, we restructured our operations to accommodate scale during an industry downturn and reorganized our operations to align to new marketing and management strategies. This is consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Operations previously reported within the former U.S. Land and H&P Technologies operating and reportable segments are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our drilling services operations were organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All segment disclosures have been recast for these segment changes. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 15—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Colorado, Louisiana, Ohio, Oklahoma, New Mexico, North Dakota, Texas, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own and operate limited commercial real estate properties. Our real estate investments, which are located exclusively within Tulsa, Oklahoma, include a shopping center and undeveloped real estate.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss from the date the Company gains control until the date when the Company ceases to control the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

COVID-19 and OPEC+ Production Impacts

The outbreak of a novel strain of coronavirus (“COVID-19”) and its development into a pandemic has resulted in significant global economic disruption, including North America and many of the other geographic areas where we operate, or where our customers are located, or suppliers or vendors operate. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In particular, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers. Governmental authorities have also implemented multi-step policies with the goal of reopening various sectors of the economy. However, certain jurisdictions began reopening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to reopen or have nearly completed the re-opening process despite increases in COVID-19 cases. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 outbreak may worsen during the upcoming months, including as a result of the emergence of more infectious strains of the virus or increased business and social activities, which may cause governmental authorities to reconsider restrictions on business and social activities. In the event governmental authorities increase restrictions, the reopening of the economy may be further curtailed. We have experienced, and expect to continue to experience, some disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy. Depressed economic conditions exacerbated by COVID-19 restrictions in one foreign jurisdiction where we operate have led to an increase in community strikes which resulted in a suspension of our operations. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers and policies of companies around the world; such altered behaviors and policies have many of the same effects intended by governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing, quarantining, and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we saw a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs. Although OPEC+ agreed in April 2020 to cut oil production and has extended production cuts through July 2021 with gradual reductions in cuts from May to July, there is no assurance that the agreement will continue or be observed by its parties. Although crude oil prices have modestly recovered since March 2020, oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported.
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

    From a financial perspective, we believe the Company is operationally and financially well positioned to continue operating even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. At March 31, 2021, the Company had cash and cash equivalents and short-term investments of $561.7 million. The 2018 Credit Facility (as defined within Note 6—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company 2025 Notes (as defined within Note 6—Debt) do not mature until March 19, 2025.

On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. See Note 17—Subsequent Events.
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

As we continue to take measures to adjust our cost structure lower based on activity levels, during the three months ended March 31, 2021, we downsized and relocated our Houston assembly facility to a new location. Refer to Note 16—Restructuring Charges for additional details. As a result, during the second quarter of fiscal year 2021, we entered into a lease agreement for a new assembly facility located in Texas. This lease agreement commenced on January 1, 2021 and will expire on December 31, 2030; however, we have one renewal option for a minimum of five years and a maximum of 10 years, which was not recognized as part of our right-of-use assets and lease liabilities. This contract was accounted for as an operating lease resulting in an operating lease right-of-use asset and minimum lease liability of approximately $15.5 million as of March 31, 2021.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.  Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $51.4 million and $44.1 million at March 31, 2021 and 2020, respectively, and $48.9 million and $35.0 million at September 30, 2020 and 2019, respectively. Of the total at March 31, 2021 and September 30, 2020, $3.2 million and $3.6 million, respectively, is related to the acquisition of drilling technology companies, $3.1 million and $2.0 million, respectively, is from the initial capitalization of the captive insurance companies, and $45.1 million and $43.1 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
The cash, cash equivalents, and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	March 31,		September 30,
(in thousands)	2021	2020	2020	2019
Cash and cash equivalents	$427,243	$336,089	$487,884	$347,943
Restricted cash
Prepaid expenses and other, net	48,457	40,744	45,577	31,291
Other assets, net	2,935	3,386	3,286	3,737
Total cash, cash equivalents, and restricted cash	$478,635	$380,219	$536,747	$382,971

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
Standards that are not yet adopted as of March 31, 2021
ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans—General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit, pension and other postretirement plans. This update is effective for annual periods ending after December 15, 2020.
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
On October 1, 2019, we elected to utilize a wholly-owned insurance captive (“Captive”) to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain recorded within each of the operating segments and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captive to finance the risk of loss to equipment and rig property assets. The Company and the Captive maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captive, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the Captive. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $2.3 million and $6.0 million allocated to the Captive during the three months ended March 31, 2021 and 2020, respectively, and $2.8 million and $14.7 million for the six months ended March 31, 2021 and 2020, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captive during the three months ended March 31, 2020 and 2020 amounted to $8.7 million and $10.5 million, respectively, and $15.8 million and $18.2 million during the six months ended March 31, 2021 and 2020, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program will also be reviewed at the end of each policy year by an outside actuary. One hundred percent of the stop-loss premium is being set aside by the Captive as reserves. The stop-loss program does not have a material impact on a consolidated basis.
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
Many of the countries in which we operate have implemented measures in response to the COVID-19 pandemic. These measures, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby, resulting in lower demand for crude oil. For example, our rigs in the United Arab Emirates remain stacked due to the COVID-19 pandemic-induced downturn and continuing oil demand uncertainties. The travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have, at times, also resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers.

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
For the three and six months ended March 31, 2021, we recorded aggregate foreign currency losses of $2.4 million and $4.2 million, respectively. For the three and six months ended March 31, 2020, we recorded aggregate foreign currency losses of $3.4 million and $2.8 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of March 31, 2021, our cash balance in Argentina was $22.2 million.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and six months ended March 31, 2021, approximately 5.2 percent and 4.9 percent of our operating revenues were generated from international locations in our drilling business compared to 8.2 percent and 8.0 percent during the three and six months ended March 31, 2020, respectively. During the three and six months ended March 31, 2021, approximately 51.4 percent and 37.6 percent of operating revenues from international locations were from operations in South America, compared to 66.4 percent and 76.2 percent during the three and six months ended March 31, 2020, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations is an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three and six months ended March 31, 2021 was primarily due to the remeasurement of uncertain tax liabilities as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 1,987,185 Bolivars per United States dollar at March 31, 2021, compared to 436,677 and 80,946 Bolivars per United States dollar at September 30, 2020, and March 31, 2020, respectively. The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2021 and September 30, 2020 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2021	September 30, 2020
Drilling services equipment	4 - 15 years	$6,479,582	$7,313,234
Tubulars	4 years	606,036	615,281
Real estate properties	10 - 45 years	43,398	43,389
Other	2 - 23 years	468,392	464,704
Construction in progress (1)		52,383	49,592
		7,649,791	8,486,200
Accumulated depreciation		(4,275,556)	(4,839,859)
Property, plant and equipment, net		$3,374,235	$3,646,341

Assets held-for-sale		$13,076	$—
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase-orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $104.6 million and $130.2 million, including $0.5 million and $0.9 million in abandonments, for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $209.7 million and $258.5 million, including $0.4 million and $1.7 million in abandonments for the six months ended March 31, 2021 and 2020, respectively.
Assets Held-for-Sale
In March 2021, the Company's leadership executed the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 68 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their net realizable value of $13.1 million, and were reclassified as held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021. As a result, we recognized a non-cash impairment charge of $54.3 million, during the three months ended March 31, 2021, in the Unaudited Condensed Consolidated Statement of Operations. The significant assumptions utilized in the valuation were based on our intended method of disposal, historical sales of similar assets, and market quotes and are classified as Level 2 and Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures. Although we believe the assumptions used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
Impairments
During the three months ended March 31, 2020, several significant economic events took place that severely impacted the demand on drilling services, including the significant drop in crude oil prices caused by OPEC+'s price war coupled with a decrease in the demand due to the COVID-19 pandemic. To maintain a competitive edge in a challenging market, the Company’s management introduced a new strategy focused on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. This resulted in grouping the super-spec rigs of our legacy Domestic FlexRig3 asset group with our FlexRig5 asset group, creating a new "Domestic super-spec FlexRig" asset group, while combining the legacy Domestic conventional asset group, FlexRig4 asset group and FlexRig3 non-super-spec rigs into one asset group (Domestic non-super- spec asset group). Given the low utilization, previously projected, for our Domestic non-super-spec asset group and all International asset groups, we considered these economic factors to be indicators that these asset groups may be impaired.
At March 31, 2020, we performed impairment testing on our Domestic non-super-spec and International conventional, FlexRig3, and FlexRig4 asset groups, which had an aggregate net book value of $605.8 million. We concluded that the net book value of each asset group was not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $441.4 million in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020. Of the $441.4 million total impairment charge recorded, $292.4 million and $149.0 million was recorded in the North America Solutions and International Solutions segment, respectively. Impairment was measured as the amount by which the net book value of each asset group exceeds its fair value.

The Company also recorded an additional non-cash impairment charge related to in-progress drilling equipment and rotational inventory of $44.9 million and $38.6 million, respectively, which had aggregate book values of $68.4 million and $38.6 million, respectively, in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020. Of the $83.5 million total impairment charge recorded for in-progress drilling equipment and rotational inventory, $75.8 million and $7.7 million was recorded in the North America Solutions and International Solutions segment, respectively.
(Gain) Loss on Sale of Assets
We had a (gain) loss on sale of assets of $18.5 million and $(10.3) million for the three months ended March 31, 2021 and 2020, respectively, and $6.2 million and $(14.6) million for the six months ended March 31, 2021 and 2020, respectively. During the second quarter of fiscal year 2021, we sold excess drilling equipment and spares, which resulted in a net loss of $23.0 million for the three months ended March 31, 2021. This loss was offset by various gains on asset sales related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations.
During the first quarter of fiscal year 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million.
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
During the three and six months ended March 31, 2021, we had no additions or impairments to goodwill. As of March 31, 2021 and September 30, 2020, the goodwill balance was $45.7 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consist of the following:

		March 31, 2021			September 30, 2020
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$19,205	$69,891	$89,096	$16,222	$72,874
Intellectual property	13 years	1,500	159	1,341	1,500	103	1,397
Trade name	20 years	5,865	1,000	4,865	5,865	842	5,023
Customer relationships	5 years	4,000	2,667	1,333	4,000	2,267	1,733
		$100,461	$23,031	$77,430	$100,461	$19,434	$81,027
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million for both the three months ended March 31, 2021 and 2020, respectively, and $3.6 million and $3.7 million for the six months ended March 31, 2021 and 2020, respectively. Amortization is estimated to be approximately $3.6 million for the remainder of fiscal year 2021, approximately $7.2 million for fiscal year 2022, approximately $6.5 million for fiscal year 2023, and approximately $6.4 million for fiscal years 2024 and 2025.
Impairments
During the three months ended March 31, 2020, due to the market conditions described in Note 4—Property, Plant and Equipment, we concluded that goodwill and intangible assets might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated and the intangible assets are recorded, for recoverability. This resulted in a goodwill only non-cash impairment charge of $38.3 million recorded in asset impairment charge on the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2020.

NOTE 6 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	March 31, 2021			September 30, 2020
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$487,148	$(5,501)	$481,647	$487,148	$(6,421)	$480,727
	487,148	(5,501)	481,647	487,148	(6,421)	480,727
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$487,148	$(5,501)	$481,647	$487,148	$(6,421)	$480,727
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
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that is set to mature on November 13, 2024. The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 8—Debt to the consolidated financial statements in our 2020 Annual Report on Form 10-K.
On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. See Note 17—Subsequent Events.
As of March 31, 2021, we had two separate outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million.
As of March 31, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $1.8 million of financial guarantees were outstanding as of March 31, 2021.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2021, we were in compliance with all debt covenants.
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
Our income tax benefit from continuing operations for the three months ended March 31, 2021 and 2020 was $36.6 million and $113.4 million, respectively, resulting in effective tax rates of 22.9 percent and 21.2 percent, respectively. Our income tax benefit from continuing operations for the six months ended March 31, 2021 and 2020 was $54.7 million and $99.3 million, respectively, resulting in effective tax rates of 21.4 percent and 20.3 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2021 and 2020 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. Additionally, the effective tax rate for the three and six months ended March 31, 2021 includes a federal tax benefit arising from the ability to carryback the projected fiscal year 2021 federal net operating loss to a year when the statutory rate was 35.0 percent. The discrete adjustments for the six months ended March 31, 2021 and 2020 are primarily due to tax expense related to equity compensation of $4.1 million and $2.4 million, respectively.

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
NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the six months ended March 31, 2021 and 2020.
A cash dividend of $0.25 per share was declared on December 11, 2020 for shareholders of record on February 12, 2021 and was paid on March 1, 2021. An additional cash dividend of $0.25 per share was declared on March 3, 2021 for shareholders of record on May 17, 2021, payable on June 1, 2021. As a result, we recorded a dividend payable of $27.3 million within dividends payable on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

(in thousands)	March 31, 2021	September 30, 2020
Pre-tax amounts:
Unrecognized net actuarial loss	$(32,743)	$(33,923)
	$(32,743)	$(33,923)
After-tax amounts:
Unrecognized net actuarial loss	$(25,274)	$(26,188)
	$(25,274)	$(26,188)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and six months ended March 31, 2021:

(in thousands)	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Balance at beginning of period	$(25,731)	$(26,188)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	457	914
Net current-period other comprehensive income	457	914
Balance at March 31, 2021	$(25,274)	$(25,274)
NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The releases for rigs under term contracts result in early termination compensation owed to us, while releases for rigs under well-to-well contracts given outside the notification window provided for in the contract result in notification fees owed to us. During the three months ended March 31, 2021 and 2020, early termination revenue associated with term contracts was approximately $1.9 million and $8.2 million, respectively, and $7.7 million and $8.3 million for the six months ended March 31, 2021 and 2020, respectively. During the three and six months ended March 31, 2021, we recognized no notification fee revenue and during the three and six months ended March 31, 2020, we recognized $2.2 million and $2.1 million, in notification revenue, respectively.
With most drilling contracts, we also receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenues associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service. These revenues are deferred and recognized ratably over the related contract term that drilling services are provided. For any contracts that include a provision for pooled term days at contract inception, followed by the assignment of days to specific rigs throughout the contract term, we have elected, as a practical expedient, to recognize revenue in the amount to which the entity has a right to invoice, as permitted by ASC 606.
Contract Costs
We had capitalized fulfillment costs of $5.1 million and $6.2 million as of March 31, 2021 and September 30, 2020, respectively.

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2021 was approximately $435.3 million, of which approximately $217.5 million is expected to be recognized during the remainder of fiscal year 2021, approximately $154.0 million during fiscal year 2022, and approximately $63.8 million during fiscal year 2023 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. However, the impact of the COVID-19 pandemic is inherently uncertain, and, as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the effect it may have on our contractual obligations with our customers.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets and liabilities at the dates indicated below:

(in thousands)	March 31, 2021	September 30, 2020
Contract assets	$5,228	$2,367

(in thousands)	March 31, 2021
Contract liabilities balance at September 30, 2020	$8,636
Payment received/accrued and deferred	12,858
Revenue recognized during the period	(13,653)
Contract liabilities balance at March 31, 2021	$7,841
NOTE 10 STOCK-BASED COMPENSATION
A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Stock-based compensation expense
Drilling services operating	$1,529	$2,651	$3,292	$4,887
Research and development	271	181	607	347
Selling, general and administrative	5,026	7,918	10,378	15,718
	$6,826	$10,750	$14,277	$20,952
Restricted Stock
A summary of the status of our restricted stock awards as of March 31, 2021 and changes in non-vested restricted stock outstanding during the six months then ended is presented below:

(in thousands, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2020	1,280	$49.81
Granted	698	25.60
Vested (2)	(528)	51.73
Forfeited	(17)	36.18
Non-vested restricted stock outstanding at March 31, 2021	1,433	$37.45
(1)    Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. During the six months ended March 31, 2021, 18,906 restricted phantom stock units were granted and 20,616 restricted phantom stock units vested during the same period.
(2)    The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Performance Units
A summary of the status of our performance-vested restricted share units (performance units) as of March 31, 2021 and changes in non-vested performance units outstanding during the six months then ended is presented below:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Non-vested performance units outstanding at September 30, 2020	337	$51.09
Granted	313	29.77
Dividend equivalent right performance units credited	48	51.79
Forfeited	(11)	43.40
Non-vested performance units outstanding at March 31, 2021 (1)	687	$41.55
(1)    Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 86,904 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 644,188 additional performance units could vest or become eligible to vest.
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
Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options, non-vested restricted stock and performance units.
Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants that receive dividends, which are considered participating securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(123,296)	$(420,468)	$(201,220)	$(389,739)
Income (loss) from discontinued operations	2,293	(72)	9,786	(196)
Net loss	(121,003)	(420,540)	(191,434)	(389,935)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(354)	(1,003)	(714)	(1,994)

Numerator for basic earnings (loss) per share:
From continuing operations	(123,650)	(421,471)	(201,934)	(391,733)
From discontinued operations	2,293	(72)	9,786	(196)
	(121,357)	(421,543)	(192,148)	(391,929)
Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—

Numerator for diluted earnings (loss) per share:
From continuing operations	(123,650)	(421,471)	(201,934)	(391,733)
From discontinued operations	2,293	(72)	9,786	(196)
	$(121,357)	$(421,543)	$(192,148)	$(391,929)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	107,861	108,557	107,738	108,556
Effect of dilutive shares from stock options, restricted stock and performance units	—	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	107,861	108,557	107,738	108,556

Basic earnings (loss) per common share:
Loss from continuing operations	$(1.15)	$(3.88)	$(1.87)	$(3.61)
Income from discontinued operations	0.02	—	0.09	—
Net loss	$(1.13)	$(3.88)	$(1.78)	$(3.61)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(1.15)	$(3.88)	$(1.87)	$(3.61)
Income from discontinued operations	0.02	—	0.09	—
Net loss	$(1.13)	$(3.88)	$(1.78)	$(3.61)
We had a net loss for all periods presented above . Accordingly, our diluted earnings (loss) per share calculation was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Potentially dilutive shares excluded as anti-dilutive	3,920	4,579	4,146	3,579
Weighted-average price per share	$57.15	$58.03	$56.79	$60.55

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
The assets held in a Non-Qualified Supplemental Savings Plan are carried at fair value and totaled $19.9 million at March 31, 2021 and $19.8 million at September 30, 2020. The assets are comprised of mutual funds that are measured using Level 1 inputs.
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
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at March 31, 2021 and September 30, 2020.
The following table summarizes our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2021:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Short-term investments:
Corporate debt securities	129,467	—	129,467	—
U.S. government and federal agency securities	5,024	5,024	—	—
Total short-term investments	134,491	5,024	129,467	—
Cash and cash equivalents	427,243	427,243	—	—
Investments	14,623	12,711	412	1,500
Other current assets	48,457	48,457	—	—
Other assets	2,935	2,935	—	—
Total assets measured at fair value	$627,749	$496,370	$129,879	$1,500

Liabilities:
Contingent earnout liability	$8,973	$—	$—	$8,973
At March 31, 2021, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available.
At March 31, 2021, assets measured at fair value using Level 2 inputs include corporate bonds measured using broker quotations that utilize observable market inputs.

Our financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments primarily associated with our business acquisitions in fiscal year 2019.
The following table presents a reconciliation of changes in the fair value of our financial liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Net liabilities at beginning of period	$8,973	$19,873	$9,123	$18,373
Additions	—	—	—	1,500
Total gains or losses:
Included in earnings	—	(3,800)	100	(3,800)
Settlements (1)	—	(4,250)	(250)	(4,250)
Net liabilities at end of period	$8,973	$11,823	$8,973	$11,823
(1)Settlements represent earnout payments that have been paid or earned during the period.
The following table provides quantitative information (in thousands) about our Level 3 unobservable inputs related to our financial liabilities at March 31, 2021:

Fair Value	Valuation Technique	Unobservable Input	Unobservable Input	Range	Weighted Average (1)
$1,000	Monte Carlo simulation	Discount rate	1.4%
		Revenue Volatility	44.4%
		Risk free rate	2.3%
$7,973	Probability analysis	Discount rate	0.5%
		Payment amounts		$5,250 - $7,000	$6,400
		Probabilities		40% - 60%	53%
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
The following information presents the supplemental fair value information about long-term fixed-rate debt at March 31, 2021 and September 30, 2020:

(in millions)	March 31, 2021	September 30, 2020
Carrying value of long-term fixed-rate debt	$481.6	$480.7
Fair value of long-term fixed-rate debt	535.4	534.5
The fair value for the $535.4 million fixed-rate debt is based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.
The estimated fair value of our investments, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is primarily based on Level 1 inputs. As a result of the change in the fair value of our investments, we recorded a gain of $2.5 million and $5.4 million for the three and six months ended March 31, 2021.

NOTE 13 EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost
The following provides information at March 31, 2021 and 2020, related to the Company-sponsored domestic defined benefit pension plan, the Helmerich & Payne, Inc. Employee Retirement Plan (the “Pension Plan”):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$753	$1,097	$1,506	$2,194
Expected return on plan assets	(967)	(1,381)	(1,934)	(2,762)
Recognized net actuarial loss	590	669	1,180	1,338
Settlement	398	—	1,413	—
Net pension expense	$774	$385	$2,165	$770
We recognized net pension expense of $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and $2.2 million and $0.8 million for the six months ended March 31, 2021 and 2020, respectively, in other expense within our Unaudited Condensed Consolidated Statements of Operations.
According to ASC 715, Compensation—Retirement Benefits, if the lump sum distributions made during a plan year exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the three and six months ended March 31, 2021. Accordingly, we recognized settlement expense of $0.4 million and $1.4 million for the three and six months ended March 31, 2021, respectively, in other expense within our Unaudited Condensed Consolidated Statements of Operations.
Employer Contributions
We did not make any contributions to the Pension Plan during the six months ended March 31, 2021. For the remainder of fiscal year 2021, we do not expect minimum contributions required by law to be needed. However, we may make contributions during the remainder of fiscal year 2021, if needed, to fund unexpected distributions in lieu of liquidating pension assets.
NOTE 14 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2021, we had purchase commitments for equipment, parts and supplies of approximately $16.6 million.
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
NOTE 15 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
We are a performance-driven drilling solutions and technologies company based in Tulsa, Oklahoma with operations in all major U.S. onshore oil ang gas producing basins as well as South America and the Middle East. Our drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  We believe we are the recognized industry leader in drilling as well as technological innovation.
During the third quarter of fiscal year 2020, as part of our restructuring efforts and consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, we implemented organizational changes. We are now focused on offering our customers an integrated solutions-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations rather than a product-based offering, such as a rig or separate technology package. Operations previously reported within the former U.S. Land and H&P Technologies operating and reportable segments are now managed and presented within the North America Solutions reportable segment. As a result, beginning with the third quarter of fiscal year 2020, our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. All prior period segment disclosures have been recast for these segment changes. Consolidated revenues and expenses reflect the elimination of intercompany transactions.
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
•Depreciation and amortization
•Allocated general and administrative costs
•Asset impairment charges
•Restructuring charges
but excludes (gain) loss on sale of assets and corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three and six months ended March 31, 2021 and 2020 is shown in the following tables:

	Three Months Ended March 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$249,939	$29,274	$14,813	$2,145	$—	$296,171
Intersegment	—	—	—	8,680	(8,680)	—
Total sales	249,939	29,274	14,813	10,825	(8,680)	296,171

Segment operating income (loss)	(109,834)	2,978	(3,458)	(1,072)	(3,433)	(114,819)

	Three Months Ended March 31, 2020
(in thousands)	North America Solutions (1)	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$545,961	$33,079	$51,250	$3,349	$—	$633,639
Intersegment	—	—	—	10,649	(10,649)	—
Total sales	545,961	33,079	51,250	13,998	(10,649)	633,639

Segment operating income (loss)	(342,667)	(3,319)	(152,469)	376	—	(498,079)
(1)Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment.

	Six Months Ended March 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$451,929	$61,547	$25,331	$3,741	$—	$542,548
Intersegment	—	—	—	15,802	(15,802)	—
Total sales	451,929	61,547	25,331	19,543	(15,802)	542,548

Segment operating income (loss)	(182,762)	5,720	(11,815)	3,039	(5,559)	(191,377)

	Six Months Ended March 31, 2020
(in thousands)	North America Solutions (1)	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,070,642	$73,334	$97,712	$6,608	$—	$1,248,296
Intersegment	—	—	—	18,545	(18,545)	—
Total sales	1,070,642	73,334	97,712	25,153	(18,545)	1,248,296

Segment operating income (loss)	(290,528)	3,009	(149,354)	(705)	—	(437,578)
(1)Operations previously reported within the H&P Technologies reportable segment are now managed and presented within the North America Solutions reportable segment.
The following table reconciles segment operating loss per the tables above to loss from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Segment operating loss	$(114,819)	$(498,079)	$(191,377)	$(437,578)
Gain (loss) on sale of assets	(18,515)	10,310	(6,179)	14,589
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(27,589)	(30,772)	(56,590)	(64,184)
Operating loss from continuing operations	(160,923)	(518,541)	(254,146)	(487,173)
Other income (expense)
Interest and dividend income	4,819	3,566	6,698	5,780
Interest expense	(5,759)	(6,095)	(11,898)	(12,195)
Gain (loss) on investment securities	2,520	(12,413)	5,444	(9,592)
Gain on sale of subsidiary	—	—	—	14,963
Other	(577)	(398)	(2,057)	(797)
Total unallocated amounts	1,003	(15,340)	(1,813)	(1,841)
Loss from continuing operations before income taxes	$(159,920)	$(533,881)	$(255,959)	$(489,014)

The following table presents total assets by reportable segment:

(in thousands)	March 31, 2021	September 30, 2020
Total assets (1)
North America Solutions	$3,610,225	$3,812,718
Offshore Gulf of Mexico	90,530	93,501
International Solutions	167,023	181,181
Other	82,528	22,144
	3,950,306	4,109,544
Investments and corporate operations	637,798	720,077
Total assets from continuing operations	4,588,104	4,829,621
Discontinued operations	—	—
	$4,588,104	$4,829,621
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Operating revenues
United States	$280,757	$581,520	$516,201	$1,148,335
Argentina	6,979	29,682	8,532	70,291
Bahrain	6,921	10,383	14,470	15,067
United Arab Emirates	—	6,280	990	6,453
Colombia	946	4,905	1,375	5,901
Other Foreign	568	869	980	2,249
Total	$296,171	$633,639	$542,548	$1,248,296
Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue upon adoption of ASC 606.
NOTE 16 RESTRUCTURING CHARGES
During the second quarter of fiscal 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Cost incurred, as of March 31, 2021, in connection with the restructuring are comprised of one-time severance benefits to employees who were involuntarily terminated. The termination date of some of the employees extend beyond March 31, 2021, and such employees are required to render service through their respective termination date in order to receive the one-time severance benefit.
Additionally, as we continue to take measures to adjust our cost structure lower based on activity levels, during the three months ended March 31, 2021, we incurred one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility.
The following table summarizes the restructuring charges incurred during the six months ended March 31, 2021:

(in thousands)	North America Solutions	Corporate	Total
Employee termination benefits	$17	$165	$182
Moving related expenses	1,564	—	1,564
Total restructuring charges	$1,581	$165	$1,746
The following table summarizes the Company's accrual for restructuring charges for the six months ended March 31, 2021:

(in thousands)	Accounts Payable	Accrued Liabilities
Accrued restructuring charges at September 30, 2020	$551	$—
Charges	1,539	207
Cash payments	(1,716)	(43)
Accrued restructuring charges at March 31, 2021	$374	$164

These expenses are recorded within restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the six months ended March 31, 2021 and the related liability is recorded within accounts payable and accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2021.
NOTE 17 SUBSEQUENT EVENTS
On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. No other terms of the 2018 Credit Facility were amended in connection with this extension. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.

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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2021, our drilling rig fleet included a total of 281 drilling rigs. Our drilling services and solutions segments consist of the North America Solutions segment with 242 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 32 rigs as of March 31, 2021. At the close of the second quarter of fiscal year 2021, we had 118 contracted rigs, of which 65 were under a fixed-term contract and 53 were working well-to-well, compared to 79 contracted rigs at September 30, 2020. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued volatile market conditions and take advantage of future opportunities.
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
We experienced much of our rig count decline during the second and third quarters of fiscal year 2020 as our North American Solutions active rig count declined from 195 rigs at December 31, 2019 to a low of 47 rigs in August of 2020. However, during the fourth quarter of fiscal year 2020, the market experienced a stabilization of crude oil prices in the $40 per barrel range and subsequently crude oil prices moved toward $50 per barrel as our customers set their capital budgets for calendar year 2021 More recently, crude oil prices have continued to increase, reaching $60 per barrel. That said, however, we do not expect rig activity to move in tandem with crude oil prices to the same extent as it has historically. This is primarily due to our customers having a more disciplined approach to their operations and capital spending. We expect a majority will maintain their activity levels in accordance with their capital budgets for 2021, which were set during a time when crude oil prices were lower and will not adjust spending levels higher as crude oil prices move higher. Along with stabilization of crude prices during the fourth quarter of fiscal year 2020, our rig activity began to increase, and increased more significantly during the first and second quarters of fiscal year 2021. Our North American Solutions active rig count has more than doubled from 47 rigs in August 2020 to 109 rigs at March 31, 2021. We do expect further increases in our rig count for the remainder of fiscal year 2021 as the level of customer capital spending is higher in calendar 2021 than it was in calendar 2020. However, we expect the rate of rig count increases to be at a much more modest pace during the last half of fiscal year 2021 compared to what we experienced during the first half of fiscal year 2021.

Utilization for our super-spec FlexRig® fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization); however, the subsequent decline in the demand for land rigs resulted in customers idling a large portion of our super-spec FlexRig® fleet. At March 31, 2021, we had 127 idle super-spec rigs out of our FlexRig® fleet of 234 super-spec rigs (46 percent utilization).
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. While we do not expect much change in our Offshore Gulf of Mexico segment, we see opportunities for improvement in our International Solutions segment, but those will likely occur on a more extended timeline compared to what we have experienced in the North America Solutions segment.
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
The health and safety of all H&P stakeholders - our employees, customers, and vendors - remain a top priority at the Company. Accordingly, H&P has implemented additional policies and procedures designed to protect the well-being of our stakeholders and to minimize the impact of COVID-19 on our ongoing operations. Some of the safeguards we have implemented include:
•The Company mobilized a global COVID-19 response team to manage the evolving situation
•The Company moved to a global "remote work" model for office personnel (beginning March 13, 2020)
•The Company suspended all non-essential travel
•We are adhering to Center for Disease Control ("CDC") guidelines for evaluating actual and potential COVID-19 exposures
◦Operational and third-party personnel are required to complete a COVID-19 questionnaire prior to reporting to a field location and office personnel are required to complete one prior to returning to their respective offices in order to evaluate actual and potential COVID-19 exposures and individuals identified as being high risk are not allowed on location
◦The temperatures of operational personnel are taken prior to them being allowed to enter a rig site
◦The Company has implemented enhanced sanitization and cleaning protocols
•We are complying with local governmental jurisdiction policies and procedures where our operations reside; in some instances, policies and procedures are more stringent in our foreign operations than in our North America operations and this has resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction
As of March 31, 2020, the Company was aware that 565 out of its approximately 4,600 employees have had confirmed cases of COVID-19 since the COVID-19 outbreak began, of which we believe approximately 60 percent contracted the virus outside of their work location. We have had no fatalities and 545 of 565 employees who had confirmed cases have returned to work. Upon being notified that an employee has tested positive, the Company follows pre-established guidelines and places the employee on leave as appropriate. Per CDC guidelines, employees testing positive are permitted to return to their worksite after 10 days.  Employees who are considered a Level 1 exposure, but who have been vaccinated are permitted to remain at work. Employees who have not been vaccinated and are considered a Level 1 exposure, but who have not tested positive are required to quarantine and are permitted to return to their worksite after 7 days with a negative test or 10 days without a test and no symptoms. In addition, the Company applies its enhanced sanitization procedures to the employee’s work location prior to allowing employees to re-enter the location. Since the COVID-19 outbreak began, no rigs have been fully shut down (other than temporary shutdowns for disinfecting) and such measures to disinfect facilities have not had a significant impact on service. We believe our service levels are unchanged from pre-pandemic levels.

From a financial perspective, we believe the Company is well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. The actions we took during fiscal year 2020 included a reduction to the annual dividend of approximately $200 million, a reduction of approximately $145 million in the fiscal year 2020 capital spend, a reduction of over $50 million in fixed operational overhead, and a reduction of selling, general and administrative expenses of more than $25 million on an annualized basis. The culmination of these cost-saving initiatives resulted in a $16.0 million restructuring charge during fiscal year 2020. We anticipate further cost reductions in our North America Solutions operations as we continue to take measures to adjust our cost structure lower based on activity levels. Additionally, we expect further cost reductions in our International Solutions operations as we work through local jurisdictional regulations to implement those cost savings measures. The cost reduction measures could lead to additional restructuring charges in future periods. At March 31, 2021, the Company had cash and cash equivalents and short-term investments of $561.7 million and availability under the 2018 Credit Facility (as defined herein) of $750.0 million resulting in approximately $1.3 billion in near-term liquidity. We currently do not anticipate the need to draw on the 2018 Credit Facility.
As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those that we believe have a high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At March 31, 2021 and September 30, 2020, the Company had a net allowance against its accounts receivable of $1.8 million for both periods.
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
Recent Developments
Assets Held-for-Sale
In March 2021, the Company's leadership executed the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 68 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their net realizable value of $13.1 million, and were reclassified as held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021. As a result, we recognized a non-cash impairment charge of $54.3 million, during the three months ended March 31, 2021, in the Unaudited Condensed Consolidated Statement of Operations. The significant assumptions utilized in the valuation were based on our intended method of disposal, historical sales of similar assets, and market quotes and are classified as Level 2 and Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures. Although we believe the assumptions used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
Sale of Offshore Rig
During the first quarter of fiscal year 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million, which is included within (gain) loss on sale of assets on our Unaudited Condensed Consolidated Statements of Operations during the six months ended March 31, 2021.
Additional Restructuring Charges
During the second quarter of fiscal 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Cost incurred, as of March 31, 2021, in connection with the restructuring are comprised of one-time severance benefits to employees who were involuntarily terminated. The termination date of some of the employees extend beyond March 31, 2021, and such employees are required to render service through their respective termination date in order to receive the one-time severance benefit. This together with additional restructuring activities that could result from our in process cost management review could result in additional restructuring charges throughout the year.

Contract Backlog
As of March 31, 2021 and September 30, 2020, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $435.3 million and $658.0 million, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The decrease in backlog at March 31, 2021 from September 30, 2020 is primarily due to prevailing market conditions causing a decline in the number of longer term drilling contracts executed and to some extent an increase in the number of early terminations of contracts. Approximately 50.0 percent of the March 31, 2021 total backlog is reasonably expected to be fulfilled in fiscal year 2022 and thereafter.
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. As a result of the depressed market conditions and negative outlook for the near term, beginning in the second quarter of fiscal year 2020, certain of our customers, as well as those of our competitors, have opted to renegotiate or early terminate existing drilling contracts. Such renegotiations have included requests to lower the contract dayrate in exchange for additional terms, temporary stacking of the rig, and other proposals. During the three and six months ended March 31, 2021 and 2020, early termination revenue associated with term contracts was $1.9 million and $7.7 million, respectively, and $8.2 million and $8.3 million, respectively.
The following table sets forth the total backlog by reportable segment as of March 31, 2021 and September 30, 2020, and the percentage of the March 31, 2021 backlog reasonably expected to be fulfilled in fiscal year 2022 and thereafter:

(in millions)	March 31, 2021	September 30, 2020	Percentage Reasonably Expected to be Filled in Fiscal Year 2022 and Thereafter
North America Solutions	$370.4	$542.4	49.0%
Offshore Gulf of Mexico	16.0	16.7	—
International Solutions	48.9	98.9	73.9
	$435.3	$658.0
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
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $123.3 million ($1.15 loss per diluted share) from operating revenues of $296.2 million for the three months ended March 31, 2021 compared to a loss from continuing operations of $420.5 million ($3.88 loss per diluted share) from operating revenues of $633.6 million for the three months ended March 31, 2020. Included in the net loss for the three months ended March 31, 2021 is income of $2.3 million ($0.02 per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $121.0 million ($1.13 loss per diluted share) for the three months ended March 31, 2021 compared to a net loss of $420.5 million ($3.88 loss per diluted share) for the three months ended March 31, 2020.
Research and Development For the three months ended March 31, 2021 and 2020, we incurred $5.3 million and $6.2 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $39.3 million during the three months ended March 31, 2021 compared to $42.0 million during the three months ended March 31, 2020. The $2.7 million decrease in fiscal year 2021 compared to the same period in fiscal year 2020 is primarily due to a lower number of personnel, partially offset by higher accrued variable compensation expense.

Asset Impairment Charge In March 2021, we have undertaken a plan to sell 68 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their net realizable value of $13.1 million and were reclassified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021. This resulted in an impairment charge of $54.3 million ($42.0 million, net of tax, or $0.39 per diluted share), which is included in asset impairment charge on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2021, compared to an impairment charge of $563.2 million ($437.5 million net of tax, or $5.21 per diluted share) for the three months ended March 31, 2020.
Restructuring Charges We incurred $1.6 million in restructuring expenses during the three months ended March 31, 2021. These expenses were comprised of one-time severance benefits to IT employees who were involuntarily terminated and one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility.
Income Taxes We had an income tax benefit of $36.6 million for the three months ended March 31, 2021 compared to an income tax benefit of $113.4 million for the three months ended March 31, 2020. Our statutory federal income tax rate for fiscal year 2021 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions Operations Segment

	Three Months Ended March 31,
(in thousands, except operating statistics)	2021	2020 (1)	% Change
Operating revenues	$249,939	$545,961	(54.2)
Direct operating expenses	185,841	346,564	(46.4)
Segment gross margin	64,098	199,397	(67.9)

Depreciation	99,917	117,334	(14.8)
Research and development	5,329	5,663	(5.9)
Selling, general and administrative expense	12,960	12,519	3.5
Asset impairment charge	54,284	406,548	(86.6)
Restructuring charges	1,442	—	—
Segment operating loss	$(109,834)	$(342,667)	(67.9)

Operating Statistics (2):
Average active rigs	105	190	(44.7)
Number of active rigs at the end of period	109	150	(27.3)
Number of available rigs at the end of period	242	299	(19.1)
Reimbursements of "out-of-pocket" expenses	$27,290	$77,166	(64.6)
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
Segment Gross Margin The North America Solutions segment gross margin was $64.1 million for the three months ended March 31, 2021 compared to $199.4 million in the same period of fiscal year 2020.  The decrease was primarily driven by lower activity levels. Revenues were $249.9 million and $546.0 million in the three months ended March 31, 2021 and 2020, respectively. The decline in operating revenue is primarily due to lower activity levels, lower early termination revenue and lower average rig operating rates. For the three months ended March 31, 2021 we reported no early termination revenue compared to $8.2 million during the same period of fiscal year 2020. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unsatisfactory performance by us). Direct operating expenses decreased to $185.8 million during the three months ended March 31, 2021 as compared to $346.6 million during the three months ended March 31, 2020. The decrease was due to lower activity levels, partially offset by higher idle rig expense and rig recommissioning expense driven by sequential activity increases.
Depreciation Depreciation decreased to $99.9 million during the three months ended March 31, 2021 as compared to $117.3 million during the three months ended March 31, 2020. The decrease was primarily attributable to rig impairments during fiscal year 2020 and ongoing low levels of capital expenditures.

Asset Impairment Charge In March 2021, we have undertaken a plan to sell 68 Domestic non-super-spec rigs, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their net realizable value of $13.1 million, and were reclassified as held-for-sale.. This resulted in an impairment charge of $54.3 million ($42.0 million, net of tax, or $0.39 per diluted share), for the three months ended March 31, 2021, compared to an impairment charge of $406.5 million ($313.7 million net of tax, or $3.76 per diluted share) for the three months ended March 31, 2020.
Restructuring Charges For the three months ended March 31, 2021, we incurred $1.4 million in restructuring charges. These expenses were comprised of one-time severance benefits to IT employees who were involuntarily terminated and one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility.
Offshore Gulf of Mexico Operations Segment

	Three Months Ended March 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$29,274	$33,079	(11.5)
Direct operating expenses	23,069	32,648	(29.3)
Segment gross margin	6,205	431	1,339.7

Depreciation	2,593	2,842	(8.8)
Selling, general and administrative expense	634	908	(30.2)
Segment operating income (loss)	$2,978	$(3,319)	(189.7)

Operating Statistics (1):
Average active rigs	4	5	(20.0)
Number of active rigs at the end of period	4	5	(20.0)
Number of available rigs at the end of period	7	8	(12.5)
Reimbursements of "out-of-pocket" expenses	$5,193	$6,763	(23.2)
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
Segment Gross Margin During the three months ended March 31, 2021, the Offshore Gulf of Mexico segment gross margin was $6.2 million compared to a gross margin of $0.4 million for the three months ended March 31, 2020. This increase was driven by the absence of $3.7 million of bad debt expense that was incurred during the three months ending March 31, 2020 and due to a rig that was mobilizing to the customer platform and generating losses during the three months ended March 31, 2020. We recorded an 11.5 percent decrease in operating revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decline in operating revenue is primarily due to lower activity levels partially offset by the mix of rigs working as compared to being on standby or mobilization rates. Direct operating expenses decreased to $23.1 million during the three months ended March 31, 2021 as compared to $32.6 million during the three months ended March 31, 2020. The decrease was primarily driven by the factors described above.

International Solutions Operations Segment

	Three Months Ended March 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$14,813	$51,250	(71.1)
Direct operating expenses	16,718	37,964	(56.0)
Segment gross margin	(1,905)	13,286	(114.3)

Depreciation	415	7,821	(94.7)
Selling, general and administrative expense	1,138	1,248	(8.8)
Asset impairment charge	—	156,686	(100.0)
Segment operating loss	$(3,458)	$(152,469)	(97.7)

Operating Statistics (1):
Average active rigs	4	17	(76.5)
Number of active rigs at the end of period	5	15	(66.7)
Number of available rigs at the end of period	32	32	—
Reimbursements of "out-of-pocket" expenses	$1,613	$2,209	(27.0)
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
Segment Gross Margin The International Solutions segment gross margin was $(1.9) million for the three months ended March 31, 2021 compared to a gross margin of $13.3 million for the three months ended March 31, 2020. The change was primarily driven by lower activity coupled with fixed minimum levels of country overhead during the three months ended March 31, 2021. We recorded a 71.1 percent decrease in operating revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decline in operating revenue is primarily due to lower activity levels. Direct operating expenses decreased to $16.7 million during the three months ended March 31, 2021 as compared to $38.0 million during the three months ended March 31, 2020. The decrease was driven by the factors described above.
Asset Impairment Charge During the three months ended March 31, 2021, we recorded no impairment charges, compared to an impairment charge of $156.7 million ($123.8 million net of tax, or $1.45 per diluted share) for the three months ended March 31, 2020.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020	% Change
Operating revenues	$10,825	$13,998	(22.7)
Direct operating expenses	11,222	12,531	(10.4)
Gross margin	(397)	1,467	(127.1)

Depreciation	359	294	22.1
Research and development	5	551	(99.1)
Selling, general and administrative expense	311	246	26.4
Operating income (loss)	$(1,072)	$376	(385.1)
Gross Margin On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $2.3 million and $6.0 million allocated to the Captive during the three months ended March 31, 2021 and 2020, respectively. The decrease in accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary as well as lower activity levels during the three months ended March 31, 2021. Intercompany premium revenues recorded by the Captive during the three months ended March 31, 2021 and 2020 amounted to $8.7 million and $10.5 million, respectively, which were eliminated upon consolidation.

Results of Operations for the Six Months Ended March 31, 2021 and 2020
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $201.2 million ($1.87 loss per diluted share) from operating revenues of $542.5 million for the six months ended March 31, 2021 compared to a loss from continuing operations of $389.7 million ($3.61 loss per diluted share) from operating revenues of $1.2 billion for the six months ended March 31, 2020. Included in the net loss for the six months ended March 31, 2021 is income of $9.8 million ($0.09 per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $191.4 million ($1.78 loss per diluted share) for the six months ended March 31, 2021 compared to a net loss of $389.9 million ($3.61 loss per diluted share) for the six months ended March 31, 2020.
Research and Development For the six months ended March 31, 2021 and 2020, we incurred $10.9 million and $13.1 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $78.7 million during the six months ended March 31, 2021 compared to $91.8 million during the six months ended March 31, 2020. The $13.1 million decrease in fiscal year 2021 compared to the same period in fiscal year 2020 is primarily due to a lower number of personnel, partially offset by higher accrued variable compensation expense.
Asset Impairment Charge In March 2021, we have undertaken a plan to sell 68 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their net realizable value of $13.1 million, and were reclassified as held-for-sale on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021. This resulted in an impairment charge of $54.3 million ($42.0 million, net of tax, or $0.39 per diluted share), which is included in asset impairment charge on the Unaudited Condensed Consolidated Statement of Operations for the six months ended March 31, 2021, compared to an impairment charge of $563.2 million ($437.5 million net of tax, or $5.21 per diluted share) for the six months ended March 31, 2020.
Restructuring Charges We incurred $1.7 million in restructuring expenses during the six months ended March 31, 2021. These expenses were primarily comprised of one-time severance benefits to IT employees who were involuntarily terminated and one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility.
Income Taxes We had an income tax benefit of $54.7 million for the six months ended March 31, 2021 (which includes discrete tax expense of approximately $4.1 million related to equity compensation) compared to income tax benefit of $99.3 million (which included discrete tax expense of approximately $2.4 million related to equity compensation) for the six months ended March 31, 2020. Our statutory federal income tax rate for fiscal year 2021 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions Operations Segment

	Six Months Ended March 31,
(in thousands, except operating statistics)	2021	2020 (1)	% Change
Operating revenues	$451,929	$1,070,642	(57.8)
Direct operating expenses	343,150	679,546	(49.5)
Segment gross margin	108,779	391,096	(72.2)

Depreciation	200,241	233,399	(14.2)
Research and development	10,795	12,412	(13.0)
Selling, general and administrative expense	24,640	29,265	(15.8)
Asset impairment charge	54,284	406,548	(86.6)
Restructuring charges	1,581	—	—
Segment operating loss	$(182,762)	$(290,528)	(37.1)

Operating Statistics (2):
Average active rigs	93	191	(51.3)
Number of active rigs at the end of period	109	150	(27.3)
Number of available rigs at the end of period	242	299	(19.1)
Reimbursements of "out-of-pocket" expenses	$46,079	$136,734	(66.3)
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

Segment Gross Margin The North America Solutions segment gross margin was $108.8 million for the six months ended March 31, 2021 compared to $391.1 million in the same period of fiscal year 2020.  The decrease was primarily driven by lower activity levels. Revenues were $451.9 million and $1.1 billion in the six months ended March 31, 2021 and 2020, respectively. The decline in operating revenue is primarily due to lower activity levels. Included in revenues for the six months ended March 31, 2021 is early termination revenue of $5.8 million compared to $8.3 million during the same period of fiscal year 2020. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unsatisfactory performance by us). Direct operating expenses decreased to $343.2 million during the six months ended March 31, 2021 as compared to $679.5 million during the six months ended March 31, 2020 primarily due to lower activity levels.
Depreciation Depreciation decreased to $200.2 million during the six months ended March 31, 2021 as compared to $233.4 million during the six months ended March 31, 2020. The decrease was primarily attributable to the lower carrying cost of our impaired assets.
Asset Impairment Charge In March 2021, we have undertaken a plan to sell 68 Domestic non-super-spec rigs, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their net realizable value of $13.1 million, and were reclassified as held-for-sale.. This resulted in an impairment charge of $54.3 million ($42.0 million, net of tax, or $0.39 per diluted share), for the six months ended March 31, 2021, compared to an impairment charge of $406.5 million ($313.7 million net of tax, or $3.76 per diluted share) for the six months ended March 31, 2020.
Restructuring Charges For the six months ended March 31, 2021, we incurred $1.6 million in restructuring charges. These expenses were primarily comprised of one-time severance benefits to IT employees who were involuntarily terminated and one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility .
Offshore Gulf of Mexico Operations Segment

	Six Months Ended March 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$61,547	$73,334	(16.1)
Direct operating expenses	49,325	62,693	(21.3)
Segment gross margin	12,222	10,641	14.9

Depreciation	5,199	5,587	(6.9)
Selling, general and administrative expense	1,303	2,045	(36.3)
Segment operating income	$5,720	$3,009	90.1

Operating Statistics (1):
Average active rigs	5	6	(16.7)
Number of active rigs at the end of period	4	5	(20.0)
Number of available rigs at the end of period	7	8	(12.5)
Reimbursements of "out-of-pocket" expenses	$13,061	$16,663	(21.6)
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
Segment Gross Margin During the six months ended March 31, 2021, the Offshore Gulf of Mexico segment gross margin was $12.2 million compared to a gross margin of $10.6 million for the six months ended March 31, 2020. This increase was driven by the absence of $3.7 million of bad debt expense that was incurred during the six months ending March 31, 2020 and due to a rig that was mobilizing to the customer platform and generating losses during the six months ended March 31, 2020. We recorded a 16.1 percent decrease in operating revenue during the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The decline in operating revenue is primarily due to lower activity levels partially offset by the mix of rigs working as compared to being on standby or mobilization rates. Direct operating expenses decreased to $49.3 million during the six months ended March 31, 2021 as compared to $62.7 million during the six months ended March 31, 2020 and was primarily driven by the factors described above.

International Solutions Operations Segment

	Six Months Ended March 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$25,331	$97,712	(74.1)
Direct operating expenses	34,241	72,039	(52.5)
Segment gross margin	(8,910)	25,673	(134.7)

Depreciation	788	15,638	(95.0)
Selling, general and administrative expense	2,117	2,703	(21.7)
Asset impairment charge	—	156,686	(100.0)
Segment operating loss	$(11,815)	$(149,354)	(92.1)

Operating Statistics (1):
Average active rigs	4	17	(76.5)
Number of active rigs at the end of period	5	15	(66.7)
Number of available rigs at the end of period	32	32	—
Reimbursements of "out-of-pocket" expenses	$4,172	$3,796	9.9
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
Segment Gross Margin The International Solutions segment gross margin was $(8.9) million for the six months ended March 31, 2021 compared to a gross margin of $25.7 million for the six months ended March 31, 2020. The change was primarily driven by lower activity levels coupled with fixed minimum levels of country overhead during the six months ended March 31, 2021. We recorded a 74.1 percent decrease in operating revenue during the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The decline in operating revenue is primarily due to lower activity levels. Direct operating expenses decreased to $34.2 million during the six months ended March 31, 2021 as compared to $72.0 million during the six months ended March 31, 2020 and was driven by the factors described above.
Asset Impairment Charge During the six months ended March 31, 2021, we recorded no impairment charges, compared to an impairment charge of $156.7 million ($123.8 million net of tax, or $1.45 per diluted share) for the six months ended March 31, 2020.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2021	2020	% Change
Operating revenues	$19,543	$25,153	(22.3)
Direct operating expenses	14,972	24,076	(37.8)
Gross margin	4,571	1,077	324.4

Depreciation	718	615	16.7
Research and development	122	680	(82.1)
Selling, general and administrative expense	692	487	42.1
Operating income (loss)	$3,039	$(705)	531.1
Gross Margin On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $2.8 million and $14.7 million allocated to the Captive during the six months ended March 31, 2021 and 2020, respectively. The decrease in accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary as well as lower activity levels during the six months ended March 31, 2021. Intercompany premium revenues recorded by the Captive during the six months ended March 31, 2021 and 2020 amounted to $15.8 million and $18.2 million, respectively, which were eliminated upon consolidation.

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
As of March 31, 2021, we had $427.2 million of cash and cash equivalents on hand and $134.5 million of short-term investments. Our cash flows for the six months ended March 31, 2021 and 2020 are presented below:

	Six Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$58,802	$232,642
Investing activities	(60,315)	(46,950)
Financing activities	(56,599)	(188,444)
Net decrease in cash and cash equivalents and restricted cash	$(58,112)	$(2,752)
Operating Activities
For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable, short-term debt and the current portion of long-term debt. Operating net working capital was $179.5 million as of March 31, 2021 compared to $194.2 million as of September 30, 2020. The sequential decrease in net working capital was primarily driven by the collection of a $32.1 million income tax receivable during the three months ended March 31, 2021, partially offset by activity-driven increases in other components of our operating net working capital. Included in accounts receivable as of March 31, 2021 was $18.9 million of income tax receivables. Cash flows provided by operating activities were approximately $58.8 million and $232.6 million for the six months ended March 31, 2021 and 2020, respectively. The decrease in cash provided by operating activities is primarily driven by lower operating activity.

Investing Activities
Capital Expenditures Our capital expenditures during the six months ended March 31, 2021 were $30.7 million compared to $94.3 million during the six months ended March 31, 2020. The decrease is driven by lower maintenance capital expenditures as a result of lower activity.
Purchase of Investments Our net purchases of investments during the six months ended March 31, 2021 were $43.0 million compared to net sales of $7.6 million during the six months ended March 31, 2020. The increase in purchases is attributable to our strategy to optimize our returns on investment.
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
Marketable Securities As of March 31, 2021, our marketable securities primarily consist of common shares in Schlumberger, Ltd. that, at the close of the second quarter of fiscal year 2021, had a fair value of $12.7 million. The value of our securities are subject to fluctuation in the market and may vary considerably over time. Our marketable securities are recorded at fair value on our balance sheet.
Financing Activities
Repurchase of Shares We have an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had no purchases of common shares during the six months ended March 31, 2021. We had $28.5 million cash outflow for repurchases of common shares during the six months ended March 31, 2020.
Dividends We paid dividends of $0.50 and $1.42 per share during the six months ended March 31, 2021 and 2020, respectively. Total dividends paid were $54.2 million and $155.9 million during the six months ended March 31, 2021 and 2020, respectively. A cash dividend of $0.25 per share was declared on March 3, 2021 for shareholders of record on May 17, 2021, payable on June 1, 2021. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that is set to mature on November 13, 2024. The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the consolidated financial statements in our 2020 Annual Report on Form 10-K.
As of March 31, 2021, we had 2 outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively. As of March 31, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $1.8 million of financial guarantees were outstanding as of March 31, 2021. The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2021, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2021.
On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. See Note 17—Subsequent Events.
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

Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2021 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $487.1 million at March 31, 2021 and matures on March 19, 2025.
As of March 31, 2021, we had a $604.5 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our increased levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
The long-term debt to total capitalization ratio was 13.6 percent and 12.8 percent at March 31, 2021 and September 30, 2020, respectively. For additional information regarding debt agreements, refer to Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements.
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
Material Commitments
Material commitments as reported in our 2020 Annual Report on Form 10-K have not changed significantly at March 31, 2021, other than those disclosed in Note 14—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2021, filed on April 29, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	April 29, 2021	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	April 29, 2021	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)