Form 10-Q
period 2021-06-30
Helmerich & Payne, Inc.
filed 2021-07-28
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 20, 2021
Common Stock, $0.10 par value	107,898,782

HELMERICH & PAYNE, INC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HELMERICH & PAYNE, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
(in thousands except share data and share amounts)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$370,553	$487,884
Short-term investments	187,256	89,335
Accounts receivable, net of allowance of $1,885 and $1,820, respectively	233,632	192,623
Inventories of materials and supplies, net	90,537	104,180
Prepaid expenses and other, net	91,477	89,305
Assets held-for-sale	10,088	—
Total current assets	983,543	963,327

Investments	36,886	31,585
Property, plant and equipment, net	3,281,082	3,646,341
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	75,634	81,027
Operating lease right-of-use asset	53,116	44,583
Other assets, net	19,371	17,105
Total other noncurrent assets	193,774	188,368

Total assets	$4,495,285	$4,829,621

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$64,193	$36,468
Dividends payable	27,324	27,226
Accrued liabilities	173,784	155,442
Total current liabilities	265,301	219,136

Noncurrent Liabilities:
Long-term debt, net	481,002	480,727
Deferred income taxes	584,633	650,675
Other	154,049	147,180
Noncurrent liabilities - discontinued operations	2,393	13,389
Total noncurrent liabilities	1,222,077	1,291,971
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,222,865 and 112,151,563 shares issued as of June 30, 2021 and September 30, 2020, respectively, and 107,898,782 and 107,488,242 shares outstanding as of June 30, 2021 and September 30, 2020, respectively	11,222	11,215
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	523,281	521,628
Retained earnings	2,679,859	3,010,012
Accumulated other comprehensive loss	(24,814)	(26,188)
Treasury stock, at cost, 4,324,083 shares and 4,663,321 shares as of June 30, 2021 and September 30, 2020, respectively	(181,641)	(198,153)
Total shareholders’ equity	3,007,907	3,318,514
Total liabilities and shareholders' equity	$4,495,285	$4,829,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating revenues
Drilling services	$329,774	$314,405	$868,581	$1,556,093
Other	2,439	2,959	6,180	9,567
	332,213	317,364	874,761	1,565,660
Operating costs and expenses
Drilling services operating expenses, excluding depreciation and amortization	255,471	205,198	684,473	1,022,270
Other operating expenses	1,481	1,549	4,117	4,286
Depreciation and amortization	104,493	110,161	317,771	372,298
Research and development	5,610	3,638	16,527	16,730
Selling, general and administrative	41,719	43,108	120,371	134,894
Asset impairment charge	2,130	—	56,414	563,234
Restructuring charges	2,110	15,495	3,856	15,495
(Gain) loss on sale of assets	(3,434)	(4,201)	2,745	(18,790)
	409,580	374,948	1,206,274	2,110,417
Operating loss from continuing operations	(77,367)	(57,584)	(331,513)	(544,757)
Other income (expense)
Interest and dividend income	1,527	771	8,225	6,551
Interest expense	(5,963)	(6,125)	(17,861)	(18,320)
Gain (loss) on investment securities	2,409	2,267	7,853	(7,325)
Gain on sale of subsidiary	—	—	—	14,963
Other	(970)	(2,914)	(3,027)	(3,711)
	(2,997)	(6,001)	(4,810)	(7,842)
Loss from continuing operations before income taxes	(80,364)	(63,585)	(336,323)	(552,599)
Income tax benefit	(23,659)	(17,578)	(78,398)	(116,853)
Loss from continuing operations	(56,705)	(46,007)	(257,925)	(435,746)
Income from discontinued operations before income taxes	1,150	9,151	10,936	22,675
Income tax provision	—	8,743	—	22,463
Income from discontinued operations	1,150	408	10,936	212
Net loss	$(55,555)	$(45,599)	$(246,989)	$(435,534)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.43)	$(2.40)	$(4.05)
Income from discontinued operations	0.01	—	0.10	—
Net loss	$(0.52)	$(0.43)	$(2.30)	$(4.05)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.43)	$(2.40)	$(4.05)
Income from discontinued operations	0.01	—	0.10	—
Net loss	$(0.52)	$(0.43)	$(2.30)	$(4.05)

Weighted average shares outstanding:
Basic	107,896	107,439	107,790	108,185
Diluted	107,896	107,439	107,790	108,185
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(55,555)	$(45,599)	$(246,989)	$(435,534)
Other comprehensive income, net of income taxes:
Minimum pension liability adjustments, net of income taxes of $(0.2) million and $(0.5) million for the three and nine months ended June 30, 2021, respectively, and $(0.3) million and $(0.6) million for the three and nine months ended June 30, 2020, respectively	460	521	1,374	1,553
Other comprehensive income	460	521	1,374	1,553
Comprehensive loss	$(55,095)	$(45,078)	$(245,615)	$(433,981)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Nine Months Ended June 30, 2021
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income:
Net loss	—	—	—	(70,431)	—	—	—	(70,431)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,324)	—	—	—	(27,324)
Vesting of restricted stock awards, net of shares withheld for employee taxes	72	7	(16,742)	—	—	(295)	14,618	(2,117)
Stock-based compensation	—	—	7,451	—	—	—	—	7,451
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(381)	—	—	—	—	(381)
Balance, December 31, 2020	112,223	$11,222	$511,956	$2,911,006	$(25,731)	4,368	$(183,535)	$3,224,918
Comprehensive income:
Net loss	—	—	—	(121,003)	—	—	—	(121,003)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,268)	—	—	—	(27,268)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(1,678)	—	—	(39)	1,678	—
Stock-based compensation	—	—	6,826	—	—	—	—	6,826
Other	—	—	(234)	—	—	—	—	(234)
Balance, March 31, 2021	112,223	$11,222	$516,870	$2,762,735	$(25,274)	4,329	$(181,857)	$3,083,696
Comprehensive income:
Net loss	—	—	—	(55,555)	—	—	—	(55,555)
Other comprehensive income	—	—	—	—	460	—	—	460
Dividends declared ($0.25 per share)	—	—	—	(27,321)	—	—	—	(27,321)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(257)	—	—	(5)	216	(41)
Stock-based compensation	—	—	6,963	—	—	—	—	6,963
Other	—	—	(295)	—	—	—	—	(295)
Balance, June 30, 2021	112,223	$11,222	$523,281	$2,679,859	$(24,814)	4,324	$(181,641)	$3,007,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Shareholders’ Equity
Three and Nine Months Ended June 30, 2020
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income:
Net income	—	—	—	30,605	—	—	—	30,605
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(78,652)	—	—	—	(78,652)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,103)	—	—	(110)	7,148	4,045
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,126)	—	—	(258)	14,718	(3,401)
Stock-based compensation	—	—	10,201	—	—	—	—	10,201
Balance, December 31, 2019	112,151	$11,215	$499,277	$3,666,260	$(28,119)	3,274	$(173,096)	$3,975,537
Comprehensive income:
Net income	—	—	—	(420,540)	—	—	—	(420,540)
Other comprehensive income	—	—	—	—	516	—	—	516
Dividends declared ($0.71 per share)	—	—	—	(76,754)	—	—	—	(76,754)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(47)	—	—	—	47	—
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(53)	—	—	(1)	53	—
Stock-based compensation	—	—	10,751	—	—	—	—	10,751
Share repurchases	—	—	—	—	—	1,460	(28,504)	(28,504)
Balance, March 31, 2020	112,151	$11,215	$509,928	$3,168,966	$(27,603)	4,733	$(201,500)	$3,461,006
Comprehensive income:
Net income	—	—	—	(45,599)	—	—	—	(45,599)
Other comprehensive income	—	—	—	—	521	—	—	521
Dividends declared ($0.25 per share)	—	—	—	(27,199)	—	—	—	(27,199)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(2,879)	—	—	(53)	2,583	(296)
Stock-based compensation	—	—	7,624	—	—	—	—	7,624
Balance, June 30, 2020	112,151	$11,215	$514,673	$3,096,168	$(27,082)	4,680	$(198,917)	$3,396,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(246,989)	$(435,534)
Adjustment for income from discontinued operations	(10,936)	(212)
Loss from continuing operations	(257,925)	(435,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	317,771	372,298
Asset impairment charge	56,414	563,234
Amortization of debt discount and debt issuance costs	994	1,358
Provision for credit loss	8	4,151
Stock-based compensation	21,240	32,059
(Gain) loss on investment securities	(7,853)	7,325
(Gain) loss on sale of assets	2,745	(18,790)
Gain on sale of subsidiary	—	(14,963)
Deferred income tax benefit	(66,102)	(122,366)
Other	8,849	(1,580)
Change in assets and liabilities:
Accounts receivable	(33,075)	189,280
Inventories of materials and supplies	14,073	568
Prepaid expenses and other	(1,638)	3,051
Other noncurrent assets	(3,337)	5,343
Accounts payable	24,908	(16,170)
Accrued liabilities	8,643	(118,178)
Other noncurrent liabilities	4,147	(4,583)
Net cash provided by operating activities from continuing operations	89,862	446,291
Net cash used in operating activities from discontinued operations	(41)	(38)
Net cash provided by operating activities	89,821	446,253
Cash flows from investing activities:
Capital expenditures	(49,173)	(120,960)
Purchase of investments	(236,784)	(78,303)
Proceeds from sale of investments	139,430	66,033
Proceeds from sale of subsidiary	—	15,056
Proceeds from asset sales	26,775	31,200
Other	—	(50)
Net cash used in investing activities	(119,752)	(87,024)
Cash flows from financing activities:
Dividends paid	(81,815)	(233,124)
Proceeds from stock option exercises	—	4,100
Payments for employee taxes on net settlement of equity awards	(2,160)	(3,752)
Payment of contingent consideration from acquisition of business	(250)	(4,250)
Share repurchases	—	(28,504)
Other	(719)	(446)
Net cash used in financing activities	(84,944)	(265,976)
Net increase (decrease) in cash and cash equivalents and restricted cash	(114,875)	93,253
Cash and cash equivalents and restricted cash, beginning of period	536,747	382,971
Cash and cash equivalents and restricted cash, end of period	$421,872	$476,224

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$11,642	$11,511
Income tax paid (received), net	(31,826)	43,629
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	13,353	13,945
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(746)	2,251
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	9,290	—
Cumulative effect adjustment for adoption of ASU No. 2016-13	(1,251)	—
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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 14—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

COVID-19 and OPEC+ Production Impacts

The outbreak of a novel strain of coronavirus (“COVID-19”) and its development into a pandemic has resulted in significant global economic disruption, including North America and many of the other geographic areas where we operate, or where our customers are located, or suppliers or vendors operate. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In particular, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers. Governmental authorities have also implemented multi-step policies with the goal of reopening various sectors of the economy. However, certain jurisdictions began reopening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to reopen or have nearly completed the re-opening process despite increases in COVID-19 cases. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 outbreak may worsen during the upcoming months, including as a result of the emergence of more infectious strains of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reconsider restrictions on business and social activities. In the event governmental authorities increase restrictions, the reopening of the economy may be further curtailed. We have experienced, and expect to continue to experience, some disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy. Depressed economic conditions exacerbated by COVID-19 restrictions in one foreign jurisdiction where we operate have led to an increase in community strikes which have resulted in periodic suspensions of our operations. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers and policies of companies around the world; such altered behaviors and policies have many of the same effects intended by governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing, quarantining, and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations.

In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we saw a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs. Although OPEC+ agreed in April 2020 to cut oil production, OPEC+ has been gradually reducing such cuts and in July 2021, agreed to further reduce such cuts on a monthly basis with a goal of phasing out all production cuts towards the end of 2022. There is no assurance that the most recent OPEC+ agreement will be observed by its parties and OPEC+ may change its agreement depending upon market conditions. Although crude oil prices have recovered since March 2020, oil and natural gas prices are expected to continue to be volatile as a result of near-term production instability, the ongoing COVID-19 outbreak, changes in oil and natural gas inventories, industry demand, global and national economic performance, and the actions of OPEC+.
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

    From a financial perspective, we believe the Company is operationally and financially well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. At June 30, 2021, the Company had cash and cash equivalents and short-term investments of $557.8 million. The 2018 Credit Facility (as defined within Note 6—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company 2025 Notes (as defined within Note 6—Debt) do not mature until March 19, 2025. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. Refer to Note 6—Debt for further details.
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

During the nine months ended June 30, 2021, we downsized and relocated our Houston assembly facility to a new location. Refer to Note 15—Restructuring Charges for additional details. As a result, during the second quarter of fiscal year 2021, we entered into a lease agreement for a new assembly facility located in Galena Park, Texas. This lease agreement commenced on January 1, 2021 and will expire on December 31, 2030; however, we have one renewal option for a minimum of five years and a maximum of 10 years, which was not recognized as part of our right-of-use assets and lease liabilities. This contract was accounted for as an operating lease resulting in an operating lease right-of-use asset and minimum lease liability of $16.4 million as of June 30, 2021.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.  Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $51.3 million and $50.0 million at June 30, 2021 and 2020, respectively, and $48.9 million and $35.0 million at September 30, 2020 and 2019, respectively. Of the total at June 30, 2021 and September 30, 2020, $1.5 million and $3.6 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of both fiscal period ends is from the initial capitalization of the captive insurance companies, and $47.8 million and $43.1 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
The cash, cash equivalents, and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	June 30,		September 30,
(in thousands)	2021	2020	2020	2019
Cash and cash equivalents	$370,553	$426,245	$487,884	$347,943
Restricted cash
Prepaid expenses and other, net	48,434	46,643	45,577	31,291
Other assets, net	2,885	3,336	3,286	3,737
Total cash, cash equivalents, and restricted cash	$421,872	$476,224	$536,747	$382,971

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
Standards that are not yet adopted as of June 30, 2021
ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans—General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit, pension and other postretirement plans. This update is effective for annual periods ending after December 15, 2020.
July 1, 2021
We plan to adopt this ASU, as required, during the fourth quarter of fiscal year 2021. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements and disclosures.

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
October 1, 2021
We plan to adopt this ASU, as required, in the first quarter of fiscal year 2022. Although we are currently evaluating the impact the new guidance may have on our unaudited condensed consolidated financial statements and disclosures, we do not believe the adoption will have a material effect thereon.

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

Self-Insurance
Our wholly-owned insurance captive ("Captive") incurred direct operating costs consisting primarily of adjustments to accruals for estimated losses of $6.0 million and $1.1 million allocated to the Captive during the three months ended June 30, 2021 and 2020, respectively, and $8.8 million and $15.8 million for the nine months ended June 30, 2021 and 2020, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captive during the three months ended June 30, 2021 and 2020 amounted to $9.4 million and $10.4 million, respectively, and $25.2 million and $28.9 million during the nine months ended June 30, 2021 and 2020, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other."
International Solutions Drilling Risks
International Solutions drilling operations may significantly contribute to our revenues and net operating income (loss). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our International Solutions operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
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
For the three and nine months ended June 30, 2021, we recorded aggregate foreign currency losses of $0.7 million and $4.9 million, respectively. Comparatively, for the three and nine months ended June 30, 2020, we recorded aggregate foreign currency losses of $3.2 million and $6.0 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of June 30, 2021, our cash balance in Argentina was $19.6 million.
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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during both the three and nine months ended June 30, 2021, approximately 4.8 percent of our operating revenues was generated from international locations in our drilling business compared to 7.3 percent and 7.9 percent during the three and nine months ended June 30, 2020, respectively. During the three and nine months ended June 30, 2021, approximately 52.2 percent and 43.1 percent of operating revenues from international locations were from operations in South America, compared to 33.2 percent and 68.2 percent during the three and nine months ended June 30, 2020, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations consist of an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three and nine months ended June 30, 2021 was primarily due to the remeasurement of an uncertain tax liability as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 3,220,598 Bolivars per United States dollar at June 30, 2021, compared to 436,677 and 204,418 Bolivars per United States dollar at September 30, 2020, and June 30, 2020, respectively. The DICOM floating rate might not reflect the barter market exchange rates.
NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2021 and September 30, 2020 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2021	September 30, 2020
Drilling services equipment	4 - 15 years	$6,456,608	$7,313,234
Tubulars	4 years	602,689	615,281
Real estate properties	10 - 45 years	43,358	43,389
Other	2 - 23 years	464,571	464,704
Construction in progress (1)		47,844	49,592
		7,615,070	8,486,200
Accumulated depreciation		(4,333,988)	(4,839,859)
Property, plant and equipment, net		$3,281,082	$3,646,341

Assets held-for-sale		$10,088	$—
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase-orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $102.7 million and $108.4 million, including $1.3 million and $0.9 million in abandonments, for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $312.4 million and $366.8 million, including $1.7 million and $2.6 million in abandonments for the nine months ended June 30, 2021 and 2020, respectively.
Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2020	$—
Plus:
Asset additions	13,516
Less:
Sale of assets held-for-sale	(3,428)
Balance at June 30, 2021	$10,088

In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their fair value less cost to sell of $13.5 million, and were reclassified as held-for-sale in the second and third quarter of fiscal year 2021. As a result, we recognized a non-cash impairment charge of $2.1 million and $56.4 million, during the three and nine months ended June 30, 2021, respectively,, in the Unaudited Condensed Consolidated Statement of Operations.
During the three months ended June 30, 2021, we completed the sale of assets with a net book value of $3.4 million that were classified as held-for-sale during the second quarter of fiscal year 2021.
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
(Gain) Loss on Sale of Assets
We had a gain on sale of assets of $3.4 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, a loss of $2.7 million and a gain of $18.8 million for the nine months ended June 30, 2021 and 2020, respectively. Of the total $3.4 million gain recognized during the three months ended June 30, 2021, $1.4 million was related to the sale of assets previously classified as held-for-sale on our Unaudited Condensed Consolidated Balance Sheets and the remaining $2.0 million was primarily related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations.
During the second quarter of fiscal year 2021, we sold excess drilling equipment and spares, which resulted in a net loss of $23.0 million for the nine months ended June 30, 2021. This loss was offset by various gains on asset sales related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations.
During the first quarter of fiscal year 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million during the nine months ended June 30, 2021. Additionally, we recorded various gains on asset sales related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations.

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
During the three and nine months ended June 30, 2021, we had no additions or impairments to goodwill. As of June 30, 2021 and September 30, 2020, the goodwill balance was $45.7 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consist of the following:

		June 30, 2021			September 30, 2020
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$20,693	$68,403	$89,096	$16,222	$72,874
Intellectual property	13 years	1,500	188	1,312	1,500	103	1,397
Trade name	20 years	5,865	1,079	4,786	5,865	842	5,023
Customer relationships	5 years	4,000	2,867	1,133	4,000	2,267	1,733
		$100,461	$24,827	$75,634	$100,461	$19,434	$81,027
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million for both the three months ended June 30, 2021 and 2020, and $5.4 million and $5.5 million for the nine months ended June 30, 2021 and 2020, respectively. Amortization is estimated to be approximately $1.8 million for the remainder of fiscal year 2021, approximately $7.2 million for fiscal year 2022, approximately $6.5 million for fiscal year 2023, and approximately $6.4 million for fiscal years 2024 and 2025.
Impairments
During the three months ended March 31, 2020, due to the market conditions described in Note 4—Property, Plant and Equipment, we concluded that goodwill and intangible assets might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated and the intangible assets are recorded, for recoverability. This resulted in a goodwill only non-cash impairment charge of $38.3 million recorded in asset impairment charge on the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2020.
NOTE 6 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	June 30, 2021			September 30, 2020
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$487,148	$(6,146)	$481,002	$487,148	$(6,421)	$480,727
	487,148	(6,146)	481,002	487,148	(6,421)	480,727
Less long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$487,148	$(6,146)	$481,002	$487,148	$(6,421)	$480,727
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

Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that was set to mature on November 13, 2024. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. No other terms of the 2018 Credit Facility were amended in connection with this extension. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 8—Debt to the consolidated financial statements in our 2020 Annual Report on Form 10-K.
As of June 30, 2021, we had two separate outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million.
As of June 30, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $1.8 million of financial guarantees were outstanding as of June 30, 2021.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2021, we were in compliance with all debt covenants.
NOTE 7 INCOME TAXES
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates will occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates.
Our income tax benefit from continuing operations for the three months ended June 30, 2021 and 2020 was $23.7 million and $17.6 million, respectively, resulting in effective tax rates of 29.4 percent and 27.6 percent, respectively. Our income tax benefit from continuing operations for the nine months ended June 30, 2021 and 2020 was $78.4 million and $116.9 million, respectively, resulting in effective tax rates of 23.3 percent and 21.1 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and nine months ended June 30, 2021 and 2020 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. Additionally, the effective tax rate for the three and nine months ended June 30, 2021 includes a federal tax benefit arising from the ability to carryback the projected fiscal year 2021 federal net operating loss to a year when the statutory rate was 35.0 percent. The discrete adjustments for the nine months ended June 30, 2021 and 2020 are primarily due to decreases in our deferred state income tax rate, return to provision adjustments, and equity compensation.
For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax positions associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits. However, we do not expect these increases or decreases to have a material effect on our results of continuing operations or financial position.
NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the nine months ended June 30, 2020, we purchased 1.5 million common shares at an aggregate cost of $28.5 million, which are held as treasury shares. There were no purchases of common shares during the nine months ended June 30, 2021.
A cash dividend of $0.25 per share was declared on March 3, 2021 for shareholders of record on May 17, 2021, and was paid on June 1, 2021. An additional cash dividend of $0.25 per share was declared on June 2, 2021 for shareholders of record on August 17, 2021, payable on August 31, 2021. As a result, we recorded a dividend payable of $27.3 million within dividends payable on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

(in thousands)	June 30, 2021	September 30, 2020
Pre-tax amounts:
Unrecognized net actuarial loss	$(32,153)	$(33,923)
	$(32,153)	$(33,923)
After-tax amounts:
Unrecognized net actuarial loss	$(24,814)	$(26,188)
	$(24,814)	$(26,188)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and nine months ended June 30, 2021:

(in thousands)	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Balance at beginning of period	$(25,274)	$(26,188)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	460	1,374
Net current-period other comprehensive income	460	1,374
Balance at June 30, 2021	$(24,814)	$(24,814)
NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The releases for rigs under term contracts result in early termination compensation owed to us, while releases for rigs under well-to-well contracts given outside the notification window provided for in the contract result in notification fees owed to us. During the three months ended June 30, 2021, we recognized no early termination revenue associated with term contracts compared to $49.5 million during the three months ended June 30, 2020. During the nine months ended June 30, 2021 and 2020, we recognized $7.7 million and $57.8 million, respectively, in early termination revenue. During the three and nine months ended June 30, 2021, we recognized no notification fee revenue. Comparatively, during the three and nine months ended June 30, 2020, we recognized $0.9 million and $3.0 million, in notification revenue, respectively.
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
Contract Costs
We had capitalized fulfillment costs of $3.6 million and $6.2 million as of June 30, 2021 and September 30, 2020, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of June 30, 2021 was approximately $582.5 million, of which approximately $203.0 million is expected to be recognized during the remainder of fiscal year 2021, approximately $210.9 million during fiscal year 2022, and approximately $168.6 million during fiscal year 2023 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. However, the impact of the COVID-19 pandemic is inherently uncertain, and, as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the effect it may have on our contractual obligations with our customers.

Contract Assets and Liabilities
The following tables summarize the balances of our contract assets and liabilities at the dates indicated below:

(in thousands)	June 30, 2021	September 30, 2020
Contract assets	$6,577	$2,367

(in thousands)	June 30, 2021
Contract liabilities balance at September 30, 2020	$8,636
Payment received/accrued and deferred	19,748
Revenue recognized during the period	(21,630)
Contract liabilities balance at June 30, 2021	$6,754
NOTE 10 STOCK-BASED COMPENSATION
A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Stock-based compensation expense
Drilling services operating	$1,362	$2,212	$4,654	$7,098
Research and development	351	160	958	506
Selling, general and administrative	5,250	8,736	15,628	24,454
	$6,963	$11,108	$21,240	$32,058
Restricted Stock
A summary of the status of our restricted stock awards as of June 30, 2021 and changes in non-vested restricted stock outstanding during the nine months then ended is presented below:

(in thousands, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2020	1,280	$49.81
Granted	698	25.60
Vested (2)	(534)	51.79
Forfeited	(27)	35.49
Non-vested restricted stock outstanding at June 30, 2021	1,417	$37.38
(1)    Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. During the nine months ended June 30, 2021, 18,906 restricted phantom stock units were granted and 20,616 restricted phantom stock units vested during the same period.
(2)    The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Performance Units
A summary of the status of our performance-vested restricted share units (performance units) as of June 30, 2021 and changes in non-vested performance units outstanding during the nine months then ended is presented below:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Non-vested performance units outstanding at September 30, 2020	337	$51.09
Granted	313	29.77
Dividend equivalent right performance units credited	54	50.65
Forfeited	(11)	43.40
Non-vested performance units outstanding at June 30, 2021 (1)	693	$41.55
(1)    Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 87,626 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 468,303 additional performance units could vest or become eligible to vest.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(56,705)	$(46,007)	$(257,925)	$(435,746)
Income from discontinued operations	1,150	408	10,936	212
Net loss	(55,555)	(45,599)	(246,989)	(435,534)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(348)	(331)	(1,002)	(2,327)

Numerator for basic earnings (loss) per share:
From continuing operations	(57,053)	(46,338)	(258,927)	(438,073)
From discontinued operations	1,150	408	10,936	212
	(55,903)	(45,930)	(247,991)	(437,861)
Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—

Numerator for diluted earnings (loss) per share:
From continuing operations	(57,053)	(46,338)	(258,927)	(438,073)
From discontinued operations	1,150	408	10,936	212
	$(55,903)	$(45,930)	$(247,991)	$(437,861)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	107,896	107,439	107,790	108,185
Effect of dilutive shares from stock options, restricted stock and performance units	—	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	107,896	107,439	107,790	108,185

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.43)	$(2.40)	$(4.05)
Income from discontinued operations	0.01	—	0.10	—
Net loss	$(0.52)	$(0.43)	$(2.30)	$(4.05)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.43)	$(2.40)	$(4.05)
Income from discontinued operations	0.01	—	0.10	—
Net loss	$(0.52)	$(0.43)	$(2.30)	$(4.05)
We had a net loss for all periods presented above. Accordingly, our diluted earnings (loss) per share calculation was equivalent to our basic earnings (loss) per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Potentially dilutive shares excluded as anti-dilutive	3,325	4,708	3,932	3,882
Weighted-average price per share	$59.47	$58.27	$57.07	$60.63

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
Our long-term investments primarily include equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan"). Our equity securities primarily include our investment in Schlumberger, Ltd., which is classified as Level 1 and based on the quoted stock price. We also hold various other equity securities without readily determinable fair values that are classified as Level 3. These equity securities are measured at cost, less any impairments. Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs.
The estimated fair value of our investments, reflected on our Unaudited Condensed Consolidated Balance Sheets as Investments, is primarily based on Level 1 inputs. As a result of the change in the fair value of our investments, we recorded a gain of $2.4 million and $7.9 million for the three and nine months ended June 30, 2021.
Our non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value when acquired in a business combination or when an impairment charge is recognized. If measured at fair value in the Unaudited Condensed Consolidated Balance Sheets, these would generally be classified within Level 2 or 3 of the fair value hierarchy. Refer to Note 4—Property, Plant and Equipment for additional disclosure on the fair value of our assets classified as held-for-sale as of June 30, 2021.
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at June 30, 2021 and September 30, 2020.

The following tables summarize our assets and liabilities measured at fair value presented in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020:

	June 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Cash and cash equivalents	370,553	370,553	$—	$—
Short-term investments:
Corporate debt securities	179,423	—	179,423	—
U.S. government and federal agency securities	7,833	7,833	—	—
Total short-term investments	187,256	7,833	179,423	—

Other current assets	48,434	48,434	—	—

Investments:
Non-qualified supplemental savings plan	18,556	18,556	—	—
Debt and equity securities	18,330	14,965	—	3,365
Total investments	36,886	33,521	—	3,365

Other assets	2,885	2,885	—	—
Total assets measured at fair value	$646,014	$463,226	$179,423	$3,365

Liabilities:
Contingent earnout liability	$9,796	$—	$—	$9,796

	September 30, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Cash and cash equivalents	$487,884	$487,884	$—	$—
Short-term investments:
Certificates of deposit	1,370	—	1,370	—
Corporate debt securities	78,156	—	78,156	—
U.S. government and federal agency securities	7,817	7,817	—	—
Other	1,992	1,992	—	—
Total short-term investments	89,335	9,809	79,526	—

Other current assets	45,577	45,577	—	—

Investments:
Non-qualified supplemental savings plan	19,819	19,819	—	—
Debt and equity securities	11,766	7,274	3,992	500
Total investments	31,585	27,093	3,992	500

Other assets	3,286	3,286	—	—
Total assets measured at fair value	$657,667	$573,649	$83,518	$500

Liabilities:
Contingent earnout liability	$9,123	$—	$—	$9,123
At June 30, 2021, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. agency issued debt securities, equity securities with active markets and money market funds that are classified as restricted assets. The current portion of restricted amounts are included in prepaid expenses and other, and the noncurrent portion is included in other assets. For these items, quoted current market prices are readily available.
At June 30, 2021, assets measured at fair value using Level 2 inputs include corporate bonds measured using broker quotations that utilize observable market inputs.
Our financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019.

The following table presents a reconciliation of changes in the fair value of our financial liabilities classified as Level 3 fair value measurements in the fair value hierarchy for the indicated periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net liabilities at beginning of period	$8,973	$11,823	$9,123	$18,373
Additions	—	—	—	1,500
Total gains or losses:
Included in earnings	823	900	923	(2,900)
Settlements (1)	—	—	(250)	(4,250)
Net liabilities at end of period	$9,796	$12,723	$9,796	$12,723
(1)Settlements represent earnout payments that have been paid or earned during the period.
The following table provides quantitative information (in thousands) about our Level 3 unobservable inputs related to our financial liabilities at June 30, 2021:

Fair Value	Valuation Technique	Unobservable Input	Unobservable Input	Range	Weighted Average (1)
$700	Monte Carlo simulation	Discount rate	1.2%
		Revenue Volatility	18.4%
		Risk free rate	2.0%
$9,096	Probability analysis	Discount rate	0.5%
		Payment amounts		$5,250 - $9,096	$6,900
		Probabilities		5% - 95%	92%
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
The following information presents the supplemental fair value information about long-term fixed-rate debt at June 30, 2021 and September 30, 2020:

(in millions)	June 30, 2021	September 30, 2020
Carrying value of long-term fixed-rate debt	$481.0	$480.7
Fair value of long-term fixed-rate debt	542.4	534.5
The fair value for the $542.4 million fixed-rate debt is based on broker quotes.  The notes are classified within Level 2 as they are not actively traded in markets.
NOTE 13 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2021, we had purchase commitments for equipment, parts and supplies of approximately $34.9 million.
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
NOTE 14 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
We are a performance-driven drilling solutions and technologies company based in Tulsa, Oklahoma with operations in all major U.S. onshore oil and gas producing basins as well as South America and the Middle East. Our drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies.  We believe we are the recognized industry leader in drilling as well as technological innovation. We focus on offering our customers an integrated solutions-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations rather than a product-based offering, such as a rig or separate technology package. Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions.
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
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.

Summarized financial information of our reportable segments for the three and nine months ended June 30, 2021 and 2020 is shown in the following tables:

	Three Months Ended June 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$281,132	$33,364	$15,278	$2,439	$—	$332,213
Intersegment	—	—	—	9,379	(9,379)	—
Total sales	281,132	33,364	15,278	11,818	(9,379)	332,213

Segment operating income (loss)	(43,743)	5,707	(3,538)	(4,670)	(3,298)	(49,542)

	Three Months Ended June 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$254,434	$37,494	$22,477	$2,959	$—	$317,364
Intersegment	—	—	—	10,384	(10,384)	—
Total sales	254,434	37,494	22,477	13,343	(10,384)	317,364

Segment operating income (loss)	(25,157)	3,013	(9,540)	4,389	—	(27,295)

	Nine Months Ended June 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$733,061	$94,911	$40,609	$6,180	$—	$874,761
Intersegment	—	—	—	25,181	(25,181)	—
Total sales	733,061	94,911	40,609	31,361	(25,181)	874,761

Segment operating income (loss)	(226,505)	11,427	(15,353)	(1,631)	(8,857)	(240,919)

	Nine Months Ended June 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,325,076	$110,828	$120,189	$9,567	$—	$1,565,660
Intersegment	—	—	—	28,927	(28,927)	—
Total sales	1,325,076	110,828	120,189	38,494	(28,927)	1,565,660

Segment operating income (loss)	(315,705)	6,022	(158,894)	3,704	—	(464,873)
The following table reconciles segment operating loss per the tables above to loss from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Segment operating loss	$(49,542)	$(27,295)	$(240,919)	$(464,873)
Gain (loss) on sale of assets	3,434	4,201	(2,745)	18,790
Corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges	(31,259)	(34,490)	(87,849)	(98,674)
Operating loss from continuing operations	(77,367)	(57,584)	(331,513)	(544,757)
Other income (expense)
Interest and dividend income	1,527	771	8,225	6,551
Interest expense	(5,963)	(6,125)	(17,861)	(18,320)
Gain (loss) on investment securities	2,409	2,267	7,853	(7,325)
Gain on sale of subsidiary	—	—	—	14,963
Other	(970)	(2,914)	(3,027)	(3,711)
Total unallocated amounts	(2,997)	(6,001)	(4,810)	(7,842)
Loss from continuing operations before income taxes	$(80,364)	$(63,585)	$(336,323)	$(552,599)

The following table presents total assets by reportable segment:

(in thousands)	June 30, 2021	September 30, 2020
Total assets (1)
North America Solutions	$3,518,574	$3,812,718
Offshore Gulf of Mexico	90,359	93,501
International Solutions	165,435	181,181
Other	83,371	22,144
	3,857,739	4,109,544
Investments and corporate operations	637,546	720,077
	$4,495,285	$4,829,621
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating revenues
United States	$316,315	$294,335	$832,516	$1,442,670
Argentina	7,999	7,231	16,532	77,522
Bahrain	6,979	6,430	21,449	21,497
United Arab Emirates	—	8,403	990	14,857
Colombia	300	413	1,674	6,313
Other Foreign	620	552	1,600	2,801
Total	$332,213	$317,364	$874,761	$1,565,660
Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue upon adoption of ASC 606.
NOTE 15 RESTRUCTURING CHARGES
During the second quarter of fiscal year 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Cost incurred as of June 30, 2021 in connection with the restructuring are primarily comprised of one-time severance benefits to employees who were involuntarily terminated. The termination date of some of the employees extend beyond June 30, 2021, and such employees are required to render service through their respective termination date in order to receive the one-time severance benefit. During the third quarter of fiscal year 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated.
Additionally, we continue to take measures to lower our cost structure based on activity levels. During the second and third quarter of fiscal year 2021, we incurred one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility and storage yards. These charges are included in other restructuring expenses within the tables below.
The following table summarizes the Company's restructuring charges incurred during the three and nine months ended June 30, 2021, respectively:

	Three Months Ended June 30, 2021
(in thousands)	North America Solutions	International Solutions	Corporate	Total
Employee termination benefits	$10	$207	$516	$733
Other restructuring expenses	1,377	—	—	1,377
Total restructuring charges	$1,387	207	$516	$2,110

	Nine Months Ended June 30, 2021
(in thousands)	North America Solutions	International Solutions	Corporate	Total
Employee termination benefits	$28	$207	$680	$915
Other restructuring expenses	2,941	—	—	2,941
Total restructuring charges	$2,969	207	$680	$3,856
Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We restructured our operations to accommodate scale during an industry downturn and to re-organize our operations to align to new marketing and management strategies. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things, a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels. Costs incurred as of June 30, 2020 in connection with the restructuring were primarily comprised of one-time severance benefits to employees who were voluntarily or involuntarily terminated, benefits related to forfeitures and costs related to modification of stock-based compensation awards.
The following table summarizes the Company's restructuring charges incurred during the three and nine months ended June 30, 2020:

	Three and Nine Months Ended June 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Corporate	Total
Employee termination benefits	$10,273	$1,440	$2,308	$328	$4,629	$18,978
Stock-based compensation benefit	(3,036)	(178)	(11)	(61)	(197)	(3,483)
Total restructuring charges	$7,237	$1,262	$2,297	$267	$4,432	$15,495
These expenses are recorded within restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020.

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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2021, our drilling rig fleet included a total of 281 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 242 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 32 rigs as of June 30, 2021. At the close of the third quarter of fiscal year 2021, we had 131 contracted rigs, of which 64 were under a fixed-term contract and 67 were working well-to-well, compared to 79 contracted rigs at September 30, 2020. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and take advantage of future opportunities.
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
We experienced much of our rig count decline during the second and third quarters of fiscal year 2020 as our North American Solutions active rig count declined from 195 rigs at December 31, 2019 to a low of 47 rigs in August of 2020. However, during the fourth quarter of fiscal year 2020, the market experienced a stabilization of crude oil prices in the $40 per barrel range and subsequently crude oil prices moved toward $50 per barrel as our customers set their capital budgets for calendar year 2021. More recently, crude oil prices have continued to increase, reaching more than $70 per barrel. That said, however, we do not expect rig activity to move in tandem with crude oil prices to the same extent as it has historically. This is primarily due to a large portion of our customers having a more disciplined approach to their operations and capital spending. We expect a majority will maintain their activity levels in accordance with their capital budgets for 2021, which were set during a time when crude oil prices were lower and will not adjust spending levels higher as crude oil prices move higher. Along with stabilization of crude prices during the fourth quarter of fiscal year 2020, our rig activity began to increase, and increased more significantly during the first and second quarters of fiscal year 2021. Our North American Solutions active rig count has more than doubled from 47 rigs in August 2020 to 121 rigs at June 30, 2021. We do expect further increases in our rig count for the remainder of fiscal year 2021 as the level of customer capital spending is higher in calendar 2021 than it was in calendar 2020. However, we expect the rate of rig count increases to be at a much more modest pace during the remainder of our fiscal year 2021 compared to what we experienced during the first nine months of fiscal year 2021.

Utilization for our super-spec FlexRig® fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization); however, the subsequent decline in the demand for land rigs resulted in customers idling a large portion of our super-spec FlexRig® fleet. At June 30, 2021, we had 113 idle super-spec rigs out of our FlexRig® fleet of 232 super-spec rigs (51 percent utilization).
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
H&P recognizes the uncertainties and concerns caused by the COVID-19 pandemic; however, we have managed the Company over time to be in a position of strength both financially and operationally when facing uncertainties of this magnitude. The COVID-19 pandemic has had a significant financial impact on the Company, including increased costs as a result of labor shortages and logistics constraints. The global response to coping with the pandemic resulted in a drop in demand for crude oil, which, when combined with a more than adequate supply of crude oil, has resulted in a sharp decline in crude oil prices, causing our customers to have pronounced pullbacks in their operations and planned capital expenditures. The direct impact of COVID-19 on H&P's operations has created some challenges that we believe the Company is adequately addressing to ensure a robust continuation of our operations albeit at a lower activity level.
The health and safety of all H&P stakeholders - our employees, customers, and vendors - remain a top priority at the Company. Accordingly, H&P has implemented additional policies and procedures designed to protect the well-being of our stakeholders and to minimize the impact of COVID-19 on our ongoing operations. We are adhering to Center for Disease Control guidelines for evaluating actual and potential COVID-19 exposures and we are complying with local governmental jurisdiction policies and procedures where our operations reside; in some instances, policies and procedures are more stringent in our foreign operations than in our North America operations and this resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction.
In the United States, the Company is an ‘essential critical infrastructure’ company as defined by the Department of Homeland Security and the Cybersecurity and Infrastructure Security Agency and, as such, continues to operate rigs and technology solutions, providing valuable services to our customers in support of the global energy infrastructure.
Since the COVID-19 outbreak began, no rigs have been fully shut down (other than temporary shutdowns for disinfecting) and such measures to disinfect facilities have not had a significant impact on service. We believe our service levels are unchanged from pre-pandemic levels.
From a financial perspective, we believe the Company is well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. The actions we took during fiscal year 2020 included a reduction to the annual dividend of approximately $200 million, a reduction of approximately $145 million in the fiscal year 2020 capital spend, a reduction of over $50 million in fixed operational overhead, and a reduction of selling, general and administrative expenses of more than $25 million on an annualized basis. The culmination of these cost-saving initiatives resulted in a $16.0 million restructuring charge during fiscal year 2020. Further, we took additional steps in fiscal year 2021 to reduce our operating cost structure. These measures will result in an estimated annualized savings of $7 million with the full benefit expected to be realized in calendar year 2022. We anticipate further cost reductions going forward; however, implementation of future cost initiatives will be incremental and are anticipated to be realized over the next few quarters. These cost reduction measures could lead to additional restructuring charges in future periods. At June 30, 2021, the Company had cash and cash equivalents and short-term investments of $557.8 million and availability under the 2018 Credit Facility (as defined herein) of $750.0 million resulting in approximately $1.3 billion in near-term liquidity. We currently do not anticipate the need to draw on the 2018 Credit Facility.
As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those that we believe have a high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At June 30, 2021 and September 30, 2020, the Company had a net allowance against its accounts receivable of $1.9 million and $1.8 million, respectively.
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
Credit Facility Maturity Extension
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
Assets Held-for-Sale
In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to their fair value less cost to sell of $13.5 million, and were reclassified as held-for-sale in the second and third quarter of fiscal year 2021. As a result, we recognized a non-cash impairment charge of $56.4 million, during the nine months ended June 30, 2021, in the Unaudited Condensed Consolidated Statement of Operations.
During the three months ended June 30, 2021, we completed the sale of assets with a net book value of $3.4 million that were classified as held-for-sale during the second quarter of fiscal year 2021.
Restructuring Charges
During the second quarter of fiscal year 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Costs incurred as of June 30, 2021 in connection with the restructuring are primarily comprised of one-time severance benefits to employees who were involuntarily terminated. The termination date of some of the employees extend beyond June 30, 2021, and such employees are required to render service through their respective termination date in order to receive the one-time severance benefit. During the third quarter of fiscal year 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated.
Additionally, we continue to take measures to lower our cost structure based on activity levels. During the second and third quarter of fiscal year 2021, we incurred one-time moving related expenses due to the downsizing and relocation of our Houston assembly facility and storage yards. This together with additional restructuring activities that could result from our in-process cost management review could result in additional restructuring charges throughout the year.
Sale of Offshore Rig
During the first quarter of fiscal year 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million, which is included within (gain) loss on sale of assets on our Unaudited Condensed Consolidated Statements of Operations during the nine months ended June 30, 2021.
Contract Backlog
As of June 30, 2021 and September 30, 2020, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $582.5 million and $658.0 million, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The decrease in backlog at June 30, 2021 from September 30, 2020 is primarily due to prevailing market conditions causing a decline in the number of longer term drilling contracts executed. Approximately 65.2 percent of the June 30, 2021 total backlog is reasonably expected to be fulfilled in fiscal year 2022 and thereafter.
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. As a result of the depressed market conditions and negative outlook for the near term, beginning in the second quarter of fiscal year 2020, certain of our customers, as well as those of our competitors, opted to renegotiate or early terminate existing drilling contracts. Such renegotiations included requests to lower the contract dayrate in exchange for additional terms, temporary stacking of the rig, and other proposals. During the three months ended June 30, 2021, we reported no early termination revenue associated with term contracts. For the nine months ended June 30, 2021, we recognized $7.7 million of early termination revenue associated with term contracts. During the three and nine months ended June 30, 2020, we reported early termination revenue of $49.5 million and $57.8 million, respectively.

The following table sets forth the total backlog by reportable segment as of June 30, 2021 and September 30, 2020, and the percentage of the June 30, 2021 backlog reasonably expected to be fulfilled in fiscal year 2022 and thereafter:

(in millions)	June 30, 2021	September 30, 2020	Percentage Reasonably Expected to be Filled in Fiscal Year 2022 and Thereafter
North America Solutions	$500.3	$542.4	66.2%
Offshore Gulf of Mexico	13.9	16.7	—
International Solutions	68.3	98.9	70.9
	$582.5	$658.0
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
Results of Operations for the Three Months Ended June 30, 2021 and 2020
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $56.7 million ($0.53 loss per diluted share) on operating revenues of $332.2 million for the three months ended June 30, 2021 compared to a loss from continuing operations of $46.0 million ($0.43 loss per diluted share) on operating revenues of $317.4 million for the three months ended June 30, 2020. Included in the net loss for the three months ended June 30, 2021 is income of $1.2 million ($0.01 per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $55.6 million ($0.52 loss per diluted share) for the three months ended June 30, 2021 compared to a net loss of $45.6 million ($0.43 loss per diluted share) for the three months ended June 30, 2020.
Research and Development For the three months ended June 30, 2021 and 2020, we incurred $5.6 million and $3.6 million, respectively, of research and development expenses.

Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $41.7 million during the three months ended June 30, 2021 compared to $43.1 million during the three months ended June 30, 2020. The $1.4 million decrease in fiscal year 2021 compared to the same period in fiscal year 2020 is primarily due to a lower number of personnel, partially offset by higher accrued variable compensation expense.
Asset Impairment Charge During the three months ended June 30, 2021, three Domestic non super-spec rigs were reclassified as assets held-for-sale. As such, the book values of these rigs were written down to their fair value less costs to sell of $0.4 million, resulting in a non-cash impairment charge of $2.1 million ($0.9 million net of tax, or $0.01 per diluted share) in the Unaudited Consolidated Statement of Operations. We had no impairment charges during the three months ended June 30, 2020.
Restructuring Charges During the three months ended June 30, 2021 and 2020 we incurred $2.1 million and $15.5 million, respectively, in restructuring charges. The charges incurred during the third quarter of fiscal year 2021 included $0.7 million in one-time severance benefits paid to employees who were voluntarily or involuntarily terminated coupled with charges of $1.4 million related to the downsizing of yard facilities. The charges incurred during the third quarter of fiscal year 2020 were primarily comprised of $19.0 million in one-time severance benefits to employees who were voluntarily or involuntarily terminated, offset by a benefit of $3.5 million related to forfeitures and modifications of stock-based compensation awards.
Income Taxes We had an income tax benefit of $23.7 million for the three months ended June 30, 2021 (which includes discrete tax benefits of approximately $5.8 million primarily related to a decrease in our deferred state income tax rate) compared to an income tax benefit of $17.6 million for the three months ended June 30, 2020 (which includes discrete tax benefits of approximately $5.9 million primarily related to a decrease in our deferred state income tax rate and return to provision adjustments). Our statutory federal income tax rate for fiscal year 2021 is 21.0 percent (before incremental state and foreign taxes).

North America Solutions Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$281,132	$254,434	10.5
Direct operating expenses	206,172	152,663	35.1
Segment gross margin	74,960	101,771	(26.3)

Depreciation and amortization	96,997	102,699	(5.6)
Research and development	5,605	3,459	62.0
Selling, general and administrative expense	12,583	13,533	(7.0)
Asset impairment charge	2,130	—	—
Restructuring charges	1,388	7,237	(80.8)
Segment operating loss	$(43,743)	$(25,157)	73.9

Operating Statistics (1):
Average active rigs	119	89	33.7
Number of active rigs at the end of period	121	68	77.9
Number of available rigs at the end of period	242	262	(7.6)
Reimbursements of "out-of-pocket" expenses	$33,282	$27,806	19.7
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

Segment Gross Margin The North America Solutions segment gross margin was $75.0 million for the three months ended June 30, 2021 compared to $101.8 million in the same period of fiscal year 2020.  The decrease was primarily driven by a decline in early termination revenue, partially offset by higher activity levels. Revenues were $281.1 million and $254.4 million in the three months ended June 30, 2021 and 2020, respectively. The increase in operating revenue is primarily due to higher activity levels. For the three months ended June 30, 2021, we reported no early termination revenue associated with term contracts compared to $48.8 million during the same period of fiscal year 2020. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unsatisfactory performance by us). Direct operating expenses increased to $206.2 million during the three months ended June 30, 2021 as compared to $152.7 million during the three months ended June 30, 2020. The increase was due to higher activity levels and higher rig recommissioning expenses.

Depreciation Depreciation decreased to $97.0 million during the three months ended June 30, 2021 as compared to $102.7 million during the three months ended June 30, 2020. The decrease was primarily attributable to rig impairments during fiscal year 2020 and ongoing low levels of capital expenditures.
Asset Impairment Charge During the three months ended June 30, 2021, three Domestic non super-spec rigs were reclassified as assets held-for-sale. As such, the book values of these rigs were written down to their fair value less cost to sell of $0.4 million, resulting in a non-cash impairment charge of $2.1 million in the Unaudited Consolidated Statement of Operations. We had no impairment charges during the three months ended June 30, 2020.
Restructuring Charges For the three months ended June 30, 2021, we incurred $1.4 million in restructuring charges. These expenses primarily include charges related to the downsizing of yard facilities. During the three months ended June 30, 2020, we incurred $7.2 million in restructuring charges primarily comprised of $10.2 million in one-time severance benefits to employees who were voluntarily or involuntarily terminated, offset by a benefit of $3.0 million related to forfeitures and modifications of stock-based compensation awards.

Offshore Gulf of Mexico Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$33,364	$37,494	(11.0)
Direct operating expenses	24,127	28,967	(16.7)
Segment gross margin	9,237	8,527	8.3

Depreciation	2,938	3,004	(2.2)
Selling, general and administrative expense	592	1,248	(52.6)
Restructuring charges	—	1,262	(100.0)
Segment operating income	$5,707	$3,013	89.4

Operating Statistics (1):
Average active rigs	4	5	(20.0)
Number of active rigs at the end of period	4	5	(20.0)
Number of available rigs at the end of period	7	8	(12.5)
Reimbursements of "out-of-pocket" expenses	$8,342	$8,224	1.4
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

Segment Gross Margin During the three months ended June 30, 2021, the Offshore Gulf of Mexico segment gross margin was $9.2 million compared to a gross margin of $8.5 million for the three months ended June 30, 2020. This increase was driven by increased contribution from a rig that finished its mobilization and began drilling operations in April 2020. We had an 11.0 percent decrease in operating revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Direct operating expenses decreased to $24.1 million during the three months ended June 30, 2021 as compared to $29.0 million during the three months ended June 30, 2020. The decrease in operating revenue and expenses was primarily driven by the previously mentioned rig mobilization.
Restructuring Charges We did not incur any restructuring charges during the three months ended June 30, 2021. During the three months ended June 30, 2020, we incurred $1.3 million in restructuring charges, which primarily consisted of employee termination benefits that resulted from our reduction in staffing levels.
International Solutions Operations Segment

	Three Months Ended June 30,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$15,278	$22,477	(32.0)
Direct operating expenses	16,690	27,595	(39.5)
Segment gross margin	(1,412)	(5,118)	72.4

Depreciation	573	996	(42.5)
Selling, general and administrative expense	1,346	1,129	19.2
Restructuring charges	207	2,297	(91.0)
Segment operating loss	$(3,538)	$(9,540)	(62.9)

Operating Statistics (1):
Average active rigs	5	11	(54.5)
Number of active rigs at the end of period	6	8	(25.0)
Number of available rigs at the end of period	32	32	—
Reimbursements of "out-of-pocket" expenses	$1,152	$3,079	(62.6)
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

Segment Gross Margin The International Solutions segment gross margin was $(1.4) million for the three months ended June 30, 2021 compared to a gross margin of $(5.1) million for the three months ended June 30, 2020. The change was primarily driven by lower activity levels offset by fixed minimum levels of country overhead during the three months ended June 30, 2021. We had a 32.0 percent decrease in operating revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Direct operating expenses decreased to $16.7 million during the three months ended June 30, 2021 as compared to $27.6 million during the three months ended June 30, 2020. This decrease in both operating revenue and expense was driven by lower activity levels.
Restructuring Charges For the three months ended June 30, 2021 and 2020, we incurred $0.2 million and $2.3 million in restructuring charges, respectively. During the three months ended June 30, 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated. Charges incurred during the three months ended June 30, 2020 primarily consisted of employee termination benefits that resulted from our reduction in staffing levels.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2021	2020	% Change
Operating revenues	$11,818	$13,343	(11.4)
Direct operating expenses	15,865	7,906	100.7
Gross margin	(4,047)	5,437	(174.4)

Depreciation	357	293	21.8
Research and development	5	179	(97.2)
Selling, general and administrative expense	261	309	(15.5)
Restructuring charges	—	267	(100.0)
Operating income (loss)	$(4,670)	$4,389	(206.4)

Gross Margin On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $6.0 million and $1.1 million allocated to the Captive during the three months ended June 30, 2021 and 2020, respectively. The increase in estimated losses is primarily due to revised estimates of probable losses related to an open claim associated with an incident that occurred in the period covered by the Captive. Intercompany premium revenues recorded by the Captive during the three months ended June 30, 2021 and 2020 amounted to $9.4 million and $10.4 million, respectively, which were eliminated upon consolidation.
Results of Operations for the Nine Months Ended June 30, 2021 and 2020
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $257.9 million ($2.40 loss per diluted share) on operating revenues of $874.8 million for the nine months ended June 30, 2021 compared to a loss from continuing operations of $435.7 million ($4.05 loss per diluted share) on operating revenues of $1.6 billion for the nine months ended June 30, 2020. Included in the net loss for the nine months ended June 30, 2021 is income of $10.9 million ($0.10 per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $247.0 million ($2.30 loss per diluted share) for the nine months ended June 30, 2021 compared to a net loss of $435.5 million ($4.05 loss per diluted share) for the nine months ended June 30, 2020.
Research and Development For the nine months ended June 30, 2021 and 2020, we incurred $16.5 million and $16.7 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $120.4 million during the nine months ended June 30, 2021 compared to $134.9 million during the nine months ended June 30, 2020. The $14.5 million decrease in fiscal year 2021 compared to the same period in fiscal year 2020 is primarily due to a lower number of personnel, partially offset by higher accrued variable compensation expense.

Asset Impairment Charge During the nine months ended June 30, 2021, we undertook a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. This resulted in an impairment charge of $56.4 million ($43.3 million, net of tax, or $0.40 per diluted share), which is included in asset impairment charge on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2021. Comparatively, during the nine months ended June 30, 2020, we recorded an asset impairment charge of $563.2 million ($438.6 million net of tax, or $5.21 per diluted share) resulting from impairment of several assets including rotational inventory, property, plant and equipment, and goodwill.
Restructuring Charges During the nine months ended June 30, 2021 and 2020, we incurred $3.9 million and $15.5 million, respectively, in restructuring charges. The charges incurred during the nine months ended June 30, 2021 included $0.9 million in one-time severance benefits paid to employees who were voluntarily or involuntarily terminated coupled with charges of $3.0 million related to the relocation of the Houston assembly facility and the downsizing of storage yard facilities. The charges incurred during the nine months ended June 30, 2020 were primarily comprised of $19.0 million in one-time severance benefits to employees who were voluntarily or involuntarily terminated, offset by a benefit of $3.5 million related to forfeitures and modifications of stock-based compensation awards.
Income Taxes We had an income tax benefit of $78.4 million for the nine months ended June 30, 2021 (which includes discrete tax benefits of approximately $1.9 million primarily related to a decrease in our deferred state income tax rate and equity compensation) compared to income tax benefit of $116.9 million (which includes discrete tax benefits of approximately $3.5 million primarily related to a decrease in our deferred state income tax rate, return to provision adjustments, and equity compensation) for the nine months ended June 30, 2020. Our statutory federal income tax rate for fiscal year 2021 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$733,061	$1,325,076	(44.7)
Direct operating expenses	549,322	832,229	(34.0)
Segment gross margin	183,739	492,847	(62.7)

Depreciation and amortization	297,238	336,098	(11.6)
Research and development	16,400	15,871	3.3
Selling, general and administrative expense	37,223	42,798	(13.0)
Asset impairment charge	56,414	406,548	(86.1)
Restructuring charges	2,969	7,237	(59.0)
Segment operating loss	$(226,505)	$(315,705)	(28.3)

Operating Statistics (1):
Average active rigs	102	157	(35.0)
Number of active rigs at the end of period	121	68	77.9
Number of available rigs at the end of period	242	262	(7.6)
Reimbursements of "out-of-pocket" expenses	$79,361	$164,540	(51.8)
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
Segment Gross Margin The North America Solutions segment gross margin was $183.7 million for the nine months ended June 30, 2021 compared to $492.8 million in the same period of fiscal year 2020.  The decrease was primarily driven by lower activity levels, lower early termination revenue, lower average rig pricing, and higher rig recommissioning expenses. Revenues were $733.1 million and $1.3 billion in the nine months ended June 30, 2021 and 2020, respectively. The decrease in operating revenue is primarily due to the factors mentioned above. Included in revenues for the nine months ended June 30, 2021 is early termination revenue associated with term contracts of $5.8 million compared to $57.1 million during the same period of fiscal year 2020. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unsatisfactory performance by us). Direct operating expenses decreased to $549.3 million during the nine months ended June 30, 2021 as compared to $832.2 million during the nine months ended June 30, 2020 primarily due to the factors mentioned above.

Depreciation Depreciation decreased to $297.2 million during the nine months ended June 30, 2021 as compared to $336.1 million during the nine months ended June 30, 2020. The decrease was primarily attributable to rig impairments during fiscal year 2020 and ongoing low levels of capital expenditures.

Asset Impairment Charge During the nine months ended June 30, 2021, we undertook a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. This resulted in an impairment charge of $56.4 million ($43.3 million, net of tax, or $0.40 per diluted share), for the nine months ended June 30, 2021. Comparatively, during the nine months ended June 30, 2020, we recorded an impairment charge of $406.5 million ($314.9 million net of tax, or $3.76 per diluted share) resulting from our impairment of our Domestic Conventional, FlexRig3, and FlexRig4 asset groups, in addition to our in-progress drilling equipment and rotational inventory.
Restructuring Charges During the nine months ended June 30, 2021 and 2020, we incurred $3.0 million and $7.2 million, respectively, in restructuring charges. The charges incurred during the nine months ended June 30, 2021 primarily included charges of $2.9 million related to the relocation of the Houston assembly facility and the downsizing of storage yard facilities. The charges incurred during the nine months ended June 30, 2020 were primarily comprised of $10.3 million in one-time severance benefits to employees who were voluntarily or involuntarily terminated, offset by a benefit of $3.0 million related to forfeitures and modifications of stock-based compensation awards.
Offshore Gulf of Mexico Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$94,911	$110,828	(14.4)
Direct operating expenses	73,452	91,660	(19.9)
Segment gross margin	21,459	19,168	12.0

Depreciation	8,137	8,591	(5.3)
Selling, general and administrative expense	1,895	3,293	(42.5)
Restructuring charges	—	1,262	(100.0)
Segment operating income	$11,427	$6,022	89.8

Operating Statistics (1):
Average active rigs	4	5	(20.0)
Number of active rigs at the end of period	4	5	(20.0)
Number of available rigs at the end of period	7	8	(12.5)
Reimbursements of "out-of-pocket" expenses	$21,403	$24,888	(14.0)
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
Segment Gross Margin During the nine months ended June 30, 2021, the Offshore Gulf of Mexico segment gross margin was $21.5 million compared to a gross margin of $19.2 million for the nine months ended June 30, 2020. This increase was driven by the absence of $3.7 million of bad debt expense that was incurred during the nine months ended June 30, 2020. We had a 14.4 percent decrease in operating revenue during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The decrease in operating revenue is primarily due to lower activity levels partially offset by the mix of rigs working as compared to being on standby or mobilization rates. Direct operating expenses decreased to $73.5 million during the nine months ended June 30, 2021 as compared to $91.7 million during the nine months ended June 30, 2020. The decrease was primarily driven by the factors described above.
Restructuring Charges We did not incur any restructuring charges during the nine months ended June 30, 2021. During the nine months ended June 30, 2020, we incurred $1.3 million in restructuring charges. Charges incurred during the nine months ended June 30, 2020 primarily consisted of employee termination benefits that resulted from our reduction in staffing levels.

International Solutions Operations Segment

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$40,609	$120,189	(66.2)
Direct operating expenses	50,931	99,634	(48.9)
Segment gross margin	(10,322)	20,555	(150.2)

Depreciation	1,361	16,634	(91.8)
Selling, general and administrative expense	3,463	3,832	(9.6)
Asset impairment charge	—	156,686	(100.0)
Restructuring charges	207	2,297	(91.0)
Segment operating loss	$(15,353)	$(158,894)	(90.3)

Operating Statistics (1):
Average active rigs	5	15	(66.7)
Number of active rigs at the end of period	6	8	(25.0)
Number of available rigs at the end of period	32	32	—
Reimbursements of "out-of-pocket" expenses	$5,324	$6,875	(22.6)
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
Segment Gross Margin The International Solutions segment gross margin was $(10.3) million for the nine months ended June 30, 2021 compared to a gross margin of $20.6 million for the nine months ended June 30, 2020. The change was primarily driven by lower activity levels coupled with fixed minimum levels of country overhead during the nine months ended June 30, 2021. We had a 66.2 percent decrease in operating revenue during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The decrease in operating revenue is primarily due to lower activity levels. Direct operating expenses decreased to $50.9 million during the nine months ended June 30, 2021 as compared to $99.6 million during the nine months ended June 30, 2020 and was driven by the factors described above.
Asset Impairment Charge During the nine months ended June 30, 2021, we recorded no impairment charges, compared to an impairment charge of $156.7 million ($123.8 million net of tax, or $1.45 per diluted share) for the nine months ended June 30, 2020.
Restructuring Charges For the nine months ended June 30, 2021 and 2020, we incurred $0.2 million and $2.3 million in restructuring charges, respectively. During the nine months ended June 30, 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated. Charges incurred during the nine months ended June 30, 2020 primarily consisted of employee termination benefits that resulted from our reduction in staffing levels.

Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2021	2020	% Change
Operating revenues	$31,361	$38,494	(18.5)
Direct operating expenses	30,837	31,960	(3.5)
Gross margin	524	6,534	(92.0)

Depreciation	1,075	908	18.4
Research and development	127	859	(85.2)
Selling, general and administrative expense	953	796	19.7
Restructuring charges	—	267	(100.0)
Operating income (loss)	$(1,631)	$3,704	(144.0)
Gross Margin On October 1, 2019, we elected to utilize the Captive to insure the deductibles for our workers’ compensation, general liability and automobile liability claims programs. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $8.8 million and $15.8 million allocated to the Captive during the nine months ended June 30, 2021 and 2020, respectively. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary as well as lower activity levels. Intercompany premium revenues recorded by the Captive during the nine months ended June 30, 2021 and 2020 amounted to $25.2 million and $28.9 million, respectively, which were eliminated upon consolidation.
Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments.  Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, corporate bonds and commercial paper, certificates of deposit and money market funds.
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
Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the revenue we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures, all of which was impacted by the COVID-19 outbreak and the oil price collapse in 2020. As our revenues increase, operating net working capital is typically a use of capital, while conversely, as our revenues decrease, operating net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.

As of June 30, 2021, we had $370.6 million of cash and cash equivalents on hand and $187.3 million of short-term investments. Our cash flows for the nine months ended June 30, 2021 and 2020 are presented below:

	Nine Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$89,821	$446,253
Investing activities	(119,752)	(87,024)
Financing activities	(84,944)	(265,976)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(114,875)	$93,253
Operating Activities
For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable, short-term debt and the current portion of long-term debt. Operating net working capital was $177.7 million as of June 30, 2021 compared to $194.2 million as of September 30, 2020. The sequential decrease in net working capital was primarily driven by the collection of a $32.1 million income tax receivable during the second quarter of fiscal year 2021, partially offset by activity-driven increases in other components of our operating net working capital. Included in accounts receivable as of June 30, 2021 was $23.1 million of income tax receivables. Cash flows provided by operating activities were approximately $89.8 million and $446.3 million for the nine months ended June 30, 2021 and 2020, respectively. The decrease in cash provided by operating activities is primarily driven by lower operating activity and lower pricing.
Investing Activities
Capital Expenditures Our capital expenditures during the nine months ended June 30, 2021 were $49.2 million compared to $121.0 million during the nine months ended June 30, 2020. The decrease is driven by lower maintenance capital expenditures as a result of lower activity.
Purchase of Investments Our net purchases of investments during the nine months ended June 30, 2021 were $97.4 million compared to net purchases of $12.3 million during the nine months ended June 30, 2020. The increase in purchases is attributable to our strategy to optimize our returns on investment.
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
Equity Securities As of June 30, 2021, our equity securities primarily consist of common shares in Schlumberger, Ltd. that, at the close of the third quarter of fiscal year 2021, had a fair value of $15.0 million. The value of our securities are subject to fluctuation in the market and may vary considerably over time. This investment is recorded at fair value on our Unaudited Condensed Consolidated Balance Sheets.
Financing Activities
Repurchase of Shares We have an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We had a $28.5 million cash outflow for repurchases of common shares during the nine months ended June 30, 2020. There were no purchases of common shares during the nine months ended June 30, 2021.
Dividends We paid dividends of $0.75 and $2.13 per share during the nine months ended June 30, 2021 and 2020, respectively. Total dividends paid were $81.8 million and $233.1 million during the nine months ended June 30, 2021 and 2020, respectively. A cash dividend of $0.25 per share was declared on June 2, 2021 for shareholders of record on August 17, 2021, payable on August 31, 2021. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that was set to mature on November 13, 2024. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. No other terms of the 2018 Credit Facility were amended in connection with this extension. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.

The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 8—Debt to the consolidated financial statements in our 2020 Annual Report on Form 10-K.
As of June 30, 2021, we had two outstanding letters of credit with banks, in the amounts of $24.8 million and $2.1 million, respectively. As of June 30, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $1.8 million of financial guarantees were outstanding as of June 30, 2021. The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2021, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2021.
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
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2021 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $487.1 million at June 30, 2021 and matures on March 19, 2025.
As of June 30, 2021, we had a $584.6 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
The long-term debt to total capitalization ratio was 13.9 percent and 12.8 percent at June 30, 2021 and September 30, 2020, respectively. For additional information regarding debt agreements, refer to Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements.
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
Material Commitments
Material commitments as reported in our 2020 Annual Report on Form 10-K have not changed significantly at June 30, 2021, other than those disclosed in Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
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
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.    OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.
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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on June 2, 2021, SEC File No. 001‑04221).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2021, filed on July 28, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 28, 2021	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	July 28, 2021	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)