Form 10-K
period 2021-09-30
Helmerich & Payne, Inc.
filed 2021-11-18
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
At March 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non‑affiliates was approximately $2.91 billion based on the closing price of such stock on the New York Stock Exchange on such date of $26.96.
Number of shares of common stock outstanding at November 8, 2021: 108,002,263
Portions of the Registrant’s 2022 Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2022 are incorporated by reference into Part III of this Form 10‑K. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10‑K relates.

2021 FORM 10-K | 2

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
•the effect, impact, potential duration or other implications of the novel strain of coronavirus ("COVID-19") pandemic, the ongoing recovery from and response to the oil price collapse in 2020, and any expectations we may have with respect thereto;
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
•impact of federal and state legislative and regulatory actions and policies, affecting our costs and increasing operation restrictions or delay and other adverse impacts on our business;
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
•potential long-lived asset impairments; and
•our sustainability strategy.
2021 FORM 10-K | 3

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

Risk Factors Summary

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in this Form 10‑K under Item 1A— “Risk Factors.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

Business and Operating Risks

•the impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
•the level of activity in the oil and natural gas industry;
•the drilling services and solutions business is highly competitive;
•new technologies may cause our drilling methods and equipment to become less competitive;
•our drilling and technology related operations are subject to a number of operational risks, and we are not fully insured against all of these risks;
•cybersecurity risks;
•risks associated with our acquisitions, dispositions and investments;
•our reliance on management and competition for experienced personnel;
•the effect of the loss of one or a number of our large customers;
•our current backlog of drilling services and solutions revenue may not be ultimately realized;
•risks associated with our contracts with national oil companies;
•our dependence on a limited number of vendors;
•shortages of drilling equipment and supplies;
•unionization efforts and labor regulations in certain countries in which we operate;
•the effect of improvements in or new discoveries of alternative technologies;
•risks associated with doing business in certain foreign countries;
Financial Risks

•covenants in our debt agreements restrict our ability to engage in certain activities;
•we may be required to record impairment charges with respect to our drilling rigs and other assets;
•the impact of a downgrade in our credit ratings;
•our ability to access capital markets could be limited;
•our inability to generate cash to service all of our indebtedness;
2021 FORM 10-K | 4

Legal and Regulatory Risks

•the impact of the regulation of greenhouse gases and climate change;
•the impact of new legislation and regulatory initiatives related to hydraulic fracturing or other aspects of the oil and gas industry;
•failure to comply with the U.S. Foreign Corrupt Practices Act or foreign anti-bribery legislation;
•complex and evolving laws and regulations regarding privacy and data protection;
•government policies, mandates and regulations specifically affecting the energy sector and related industries;
•the impact of legal claims and litigation;
•the effect of additional tax liabilities, limitations on our use of net operating losses and tax credits and/or our significant net deferred tax liability;
•failure to comply with or changes to governmental and environmental laws;
Risks Related to Our Common Stock and Corporate Structure

•we may reduce or suspend our dividend in the future;
•the market price of our common stock may be highly volatile; and
•certain provisions of our corporate governing documents could make an acquisition of our company more difficult; and
•the effect of public and investor sentiment towards climate change, fossil fuels and other environmental, social and governance ("ESG") matters on the price of our common stock

PART I

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
Our global business is composed of three reportable business segments: North America Solutions, Offshore Gulf of Mexico, and International Solutions.  During the fiscal year ended September 30, 2021, our North America Solutions operations were primarily located in Colorado, Louisiana, Montana, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Our Offshore Gulf of Mexico operations were conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico. Our International Solutions operations had rigs located in four international locations during fiscal year 2021: Argentina, Bahrain, Colombia and United Arab Emirates (“U.A.E.”).
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center containing approximately 390,000 leasable square feet and approximately 176 acres of undeveloped real estate. Our research and development endeavors include both internal development and external acquisition of developing technologies. Our wholly-owned captive insurance companies (the “Captives”) are used to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other."
2021 FORM 10-K | 5

Drilling Fleet

The following map shows the number of working rigs by basin in our North America Solutions reportable segment as of September 30, 2021:
The following table sets forth certain information concerning our North America Solutions drilling rigs as of September 30, 2021:

NORTH AMERICA SOLUTIONS FLEET
Location	Super-Spec FlexRig®[1]		Non Super-Spec FlexRig®[2]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
TX	139	66	3	—	142	66
NM	36	26	—	—	36	26
OK	25	10	1	—	26	10
ND	8	6	—	—	8	6
LA	5	5	—	—	5	5
OH	4	1	—	—	4	1
PA	4	2	—	—	4	2
UT	3	3	—	—	3	3
CO	1	1	2	2	3	3
WV	2	2	—	—	2	2
MT	1	1	—	—	1	1
NV	1	1	—	—	1	1
WY	1	1	—	—	1	1
Totals	230	125	6	2	236	127
(1)AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
(2)AC drive, 1,500 horsepower drawworks, 500,000 or 750,000 lbs. hookload rating, 5,000 or 7,500 psi mud circulating system, may or may not have multiple-well pad capability.
2021 FORM 10-K | 6

The following table sets forth certain information concerning our Offshore Gulf of Mexico drilling rigs as of September 30, 2021:

OFFSHORE GULF OF MEXICO FLEET
Location	Shallow Water[1]		Deep Water[1]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Louisiana[2]	3	—	—	—	3	—
Gulf of Mexico	1	1	3	3	4	4
Totals	4	1	3	3	7	4
(1)Deep water rigs operate on floating facilities and shallow water rigs operate on fixed facilities.
(2)Rigs are idle, stacked on land and not in state waters.

The following table sets forth certain information concerning our International Solutions drilling rigs as of September 30, 2021:

INTERNATIONAL SOLUTIONS FLEET
Location	AC (FlexRig® 3)[1]		AC (FlexRig® 4)[2]		Other AC		SCR[3]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Argentina	12	3	4	—	—	—	4	—	20	3
Colombia	2	—	2	—	1	—	2	—	7	—
Bahrain	—	—	3	3	—	—	—	—	3	3
Totals	14	3	9	3	1	—	6	—	30	6
(1)Other than four super–spec rigs in Argentina, the FlexRig® 3 is equipped with an AC drive, 1,500 horsepower drawworks, and a 750,000 lb. hookload rating. It can be equipped with an optional skid or walking system, third mud pump, and 7,500 psi high pressure mud system. The other eight rigs in Argentina are equipped with skid systems.
(2)The FlexRig® 4 model has a small footprint and is designed to be highly mobile. The rig is equipped with a 300,000 lb. mast, 400HP top drive and two mud pumps. Range 3 drill pipe is used without setback. The rig is capable of horizontal and vertical drilling, but is primarily used for vertical drilling.
(3)A silicon-controlled-rectifier (“SCR”) system converts alternate current (“AC”) produced by one or more AC generator sets into direct current (“DC”). Of the six SCR rigs, one is equipped with 2,100 horsepower drawworks and the remaining five are equipped with 3,000 horsepower drawworks to drill deep conventional wells.

Drilling Services and Solutions
General
We are the largest provider of super-spec AC drive land rigs in the Western Hemisphere. Operating principally in North and South America, we specialize in shale and unconventional resource plays, drilling challenging and complex wells in oil and gas producing basins in the United States and in international locations. In the United States, we have a diverse mix of customers consisting of large independent, major, mid-sized and small cap oil companies and private independent companies (including private equity-backed companies) that are primarily focused on unconventional shale basins. In South America and the Middle East, our customers primarily include major international and national oil companies.
We did not have any individual customers that represented 10% or more of our total consolidated revenues in fiscal years 2021, 2020, or 2019.
2021 FORM 10-K | 7

The following table presents our average active rigs per day (a measure of activity and utilization over the fiscal year) and average utilization for the fiscal years 2021, 2020, and 2019:

	Year Ended September 30,
	North America Solutions			Offshore Gulf of Mexico			International Solutions
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Average active rigs per day[1]	107.4	134.3	224.1	4.3	5.3	5.9	5.0	12.6	17.6
Average utilization[2]	43%	47%	67%	59%	66%	74%	16%	40%	55%
(1)Includes the impact of downsizing our fleet and/or rigs that have been reclassified to assets held-for-sale. See Note 4—Property, Plant and Equipment to our Consolidated Financial Statements.
(2)A rig is considered to be utilized when it is operating (or otherwise deployed for a customer) or being moved, assembled or dismantled pursuant to a drilling contract, or stacked under contract.

Our Segments
North America Solutions Segment
We believe we operate the largest and most technologically advanced AC drive drilling rig fleet in North America and have a presence in most of the U.S. shale and unconventional basins. We have the leading market share in at least three of the most active oil basins, which include the Permian Basin, Eagle Ford Shale, and Woodford Shale. Nearly all of our active rigs are drilling horizontal or directional wells. As of September 30, 2021, we had approximately 22 percent of the total market share in U.S. land drilling and approximately 32 percent of the super-spec market share in U.S. land drilling. In the United States, we have the industry's largest super-spec fleet with 230 rigs, of which 125 were under contract at September 30, 2021. In total, 127 of our 236 marketed rigs were under contract, 73 were under fixed‑term contracts, and 54 were working well-to-well as of September 30, 2021.
Our drilling technology within this segment enables a solutions-based approach that provides performance-driven drilling services designed to help deliver greater levels of accuracy, consistency, optimization and a reduction of human error to create higher quality wellbores with lower overall risk. This technology is intended to address our customers' unique challenges and should result in less wellbore tortuosity and reduce positional uncertainty in the directional drilling process.
Our North America Solutions segment contributed approximately 84.2 percent ($1.0 billion) of our consolidated operating revenues during fiscal year 2021, compared to approximately 83.1 percent ($1.5 billion) and 86.7 percent ($2.4 billion) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively. In North America, our customers are primarily from the major integrated oil companies, large independent oil companies, small cap oil companies and private independent companies (including private equity-backed companies). Revenue from drilling services performed for our largest North America Solutions drilling customer totaled approximately 11.5 percent ($118.4 million) of the North America Solutions segment revenues during fiscal year 2021.
Offshore Gulf of Mexico Segment
Our Offshore Gulf of Mexico segment has been in operation since 1968 and currently consists of seven platform rigs in the Gulf of Mexico. We supply the rig equipment and crews and the operator, who owns the platform, will typically provide production equipment or other necessary facilities. Our offshore rig fleet operates on conventional fixed leg platforms and floating platforms attached to the sea floor with mooring lines, such as Spars and Tension Leg Platforms. Additionally, we provide management contract services to customer platforms where the customer owns the drilling rig.
As of September 30, 2021, four of the seven offshore rigs were under contract. Our Offshore Gulf of Mexico operations contributed approximately 10.4 percent ($126.4 million) of our consolidated operating revenues during fiscal year 2021, compared to approximately 8.1 percent ($143.1 million) and 5.3 percent ($147.6 million) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 77.9 percent ($98.4 million) of offshore revenues during fiscal year 2021.
International Solutions Segment
Our International Solutions segment primarily conducts operations in Argentina, Colombia, Bahrain and U.A.E. As of September 30, 2021, we had six land rigs contracted for work in locations outside of the United States. Our International Solutions operations contributed approximately 4.8 percent ($57.9 million) of our consolidated operating revenues during fiscal year 2021, compared to approximately 8.1 percent ($144.2 million) and 7.6 percent ($211.7 million) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively.
2021 FORM 10-K | 8

Argentina As of September 30, 2021, we had 20 rigs in Argentina. Revenues generated by Argentine drilling operations contributed approximately 2.3 percent ($27.9 million) of our consolidated operating revenues during fiscal year 2021 compared to approximately 4.8 percent ($84.4 million) and 5.9 percent ($165.7 million) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 2.2 percent of our consolidated operating revenues and approximately 45.2 percent of our international operating revenues during fiscal year 2021. The Argentine drilling contracts are primarily with large international or national oil companies.
Colombia As of September 30, 2021, we had seven rigs in Colombia. Revenues generated by Colombian drilling operations contributed approximately 0.1 percent ($1.7 million) of our consolidated operating revenues in fiscal year 2021, compared to approximately 0.4 percent ($6.4 million) and 1.1 percent ($29.8 million) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively. Revenues from drilling services performed for our two largest customers in Colombia totaled approximately 0.1 percent of our consolidated operating revenues and approximately 2.9 percent of our international operating revenues during fiscal year 2021. The Colombian drilling contracts are primarily with large international or national oil companies.
Bahrain As of September 30, 2021, we had three rigs in Bahrain.  Revenues generated by Bahrain drilling operations contributed approximately 2.3 percent ($27.4 million) of our consolidated operating revenues in fiscal year 2021, compared to approximately 1.6 percent ($28.7 million) and 0.4 percent ($11.5 million) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively.  All of our revenues in Bahrain are from a partner of the local national oil company.
United Arab Emirates In September 2021, we sold two rigs we had in country as part of a larger rig package sale to ADNOC Drilling Company P.J.S.C. As a result of this transaction, we did not have any rigs located in the U.A.E. as of September 30, 2021. See Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and Note 4—Property, Plant and Equipment to our Consolidated Financial Statements included in this Form 10‑K for additional information. Prior to the sale, revenues generated by our U.A.E. drilling operations contributed approximately 0.1 percent ($1.0 million) of our consolidated operating revenues in fiscal year 2021, compared to approximately 1.4 percent ($24.7 million) and 0.2 percent ($4.7 million) of our consolidated operating revenues during fiscal years 2020 and 2019, respectively. All of our revenues in U.A.E. are from a subsidiary of the national oil company.
Other Operations
Other Operations include additional non-reportable operating segments.  We own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.
On October 1, 2019, we elected to utilize the Captives to insure the deductibles for our workers’ compensation, general liability and automobile liability insurance programs. Casualty claims occurring prior to October 1, 2019 will remain recorded within each of the operating segments and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captives to finance the risk of loss to equipment and rig property assets. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on the external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Starting in the second quarter of fiscal year 2020, the Captives' insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. The Company did not previously purchase any stop-loss coverage.
During fiscal year 2019, the Company established an incubator program for new research and development projects, the results of which have been included in "Other" within our segment disclosures.
Rigs, Equipment, R&D, and Facilities
During the late 1990’s, we undertook a strategic initiative to develop a new generation drilling rig that would be the safest, fastest-moving and highest performing rig in the land drilling market. Our first FlexRig® drilling rig entered the market in 1998. We continued to innovate and in 2002 introduced our first AC drive rigs, which incorporated new drilling technology and improved safety and environmental design. These rigs found immediate success by delivering higher value wells to the customer and marked the beginning of the AC land rig revolution.
2021 FORM 10-K | 9

We also changed our pricing and contracting strategy, and beginning in 2005, predominantly all new FlexRig® drilling rigs were built supported by a firm contract and attractive returns. To date, we have built over 200 FlexRig® rigs that align with this strategy. An important part of our strategy was to design a rig that could support continuous improvement through upgrade capability of the hardware and software on the rigs to take advantage of technology improvements and lengthening the industry rig replacement cycle. These upgrades included, but were not limited to, enhanced drilling control systems and software, skid and walking systems for drilling multiple well pads, 7,500 psi mud systems, set back capacity to accommodate the pipe that the longer laterals demanded, and additional mud system capacity.
In 2011, we introduced a FlexRig® design for long lateral drilling of multiple wells from a single location and for drilling horizontally in unconventional shale reservoirs. The new design preserved the key performance features of earlier designs but added a bi-directional skidding system and equipment capacities suitable for drilling long lateral wells.
In 2016, we saw the further progression of longer lateral wells, which brought additional technical challenges. At that time, we began delivering rigs to the market that were equipped and capable of drilling these longer lateral wells. The industry would later refer to these rigs as super-spec rigs, which have the following specific characteristics: AC drive, minimum 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability. Additionally, our competency in design and construction as well as our financial strength enabled us to efficiently upgrade our other existing rigs to super-spec, resulting in what we believe to be the largest fleet of super-spec rigs in the world. As of September 30, 2021, we had 230 super-spec rigs.
In 2017, we introduced our first walking rig by reconfiguring some of our uni-directional skid designed FlexRig® drilling rigs. Since then, we have reconfigured, converted, and upgraded a total of 49 FlexRig® drilling rigs to super-spec walking rigs.
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
A long-standing challenge in our industry is providing high quality and consistent results. In addressing this challenge, we utilize process excellence techniques that are developed internally. We provide experienced drilling and maintenance support for our operations, which provides value by reducing nonproductive time in our operations and improving drilling performance through our Rig Systems Monitoring and Support Center (“RSMS”) and Remote Operations Centers ("ROCs"). Our RSMS and ROCs are manned 24 hours a day, seven days a week, with the ability to monitor and detect trends in drilling and drilling services performance onboard our rigs. Our monitoring group within the RSMS provides real-time help and feedback to our wellsite employees, as well as our customers, to fully optimize our operational performance. Additionally, our RSMS and ROCs have staffs of engineers and industry experts that work with our customers to enhance wellbore positioning, drilling program execution and overall drilling performance. The monitoring group and our performance engineers capture our drilling work steps to help provide high quality and reliable results for our customers.
We currently have two facilities that provide vertically integrated solutions for drilling rig manufacturing, upgrades, retrofits and modifications, as well as overhauling, recertification, and repairs as it relates to our rigs and equipment. These facilities utilize lean manufacturing processes to enhance quality and efficiency as well as provide important insights in the maintenance and wear of equipment on our rigs. Our facility located in Galena Park, Texas is primarily utilized for overall rig assembly, overhaul, recommissioning and recertification while our facility near Tulsa, Oklahoma is primarily utilized for modular rig component overhauls and repairs.
During fiscal year 2021, we continued to see adoption and growth with our technologically enabled automation solutions. We designed our automation solutions to address challenges within our customers’ businesses as much of the drilling process is heavily dependent on human decision making to design, execute and optimize crude oil and natural gas extraction. Utilizing these technologies, we are able to deploy a more science-based solution compared to human decisions and execution, thereby reducing variability and the costs around achieving optimal outcomes. These solutions continue to provide differentiated value for our customers through enhanced wellbore quality and placement, improved cost performance and well economics, and better consistency at reduced risk. Our automation focused solutions and applications are enabled by our uniform digital fleet and are designed to provide additional value to our customers' well programs by providing a platform for machine-human collaboration during the drilling process to improve efficiency. Our path to autonomous drilling continues to evolve with several solutions in various stages of commercial testing. All of our technologies play an important role in developing our strategy as we head towards autonomous drilling.
2021 FORM 10-K | 10

We have historically offered ancillary services, which are now referred to as FlexServices®. These services include trucking, surface equipment, casing running services and pipe rental. Subsequent to September 30, 2021, we sold the assets associated with two lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenues during fiscal year 2021, in two separate transactions. The sale of our trucking services was completed on November 3, 2021 while the sale of our casing running services was completed on November 15, 2021 for combined cash consideration less costs to sell of $5.8 million in addition to the possibility of future earnout revenue.
Markets and Competition
Our business largely depends on the level of capital spending by oil and gas companies for exploration and production activities. The level of capital spending is correlated to oil and gas prices. Oil and gas prices can be volatile at times depending upon both near and long-term supply and demand factors. Sustained increases or decreases in the prices of oil and natural gas generally have a material impact on the exploration and production activities of our customers. As such, significant declines in the prices of oil and natural gas may have a material adverse effect on our business, financial condition and results of operations.  As of September 30, 2021, we had 137 rigs under contract, compared to 79 and 218 rigs under contract as of September 30, 2020 and 2019, respectively. For further information concerning risks associated with our business, including volatility surrounding oil and natural gas prices and the impact of low oil prices on our business, see Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10‑K.
Our industry is highly competitive, and we strive to differentiate our services based upon the quality of our FlexRig® drilling rigs and our engineering design expertise, operational efficiency, software technologies, and safety and environmental awareness. The number of available rigs generally exceeds demand in many of our markets, resulting in significant price competition. We compete against many drilling companies, some of whom are present in more than one of our operating regions. In the United States, we compete with Nabors Industries Ltd., Patterson-UTI Energy, Inc. and many other competitors with regional operations. Internationally, we compete directly with various contractors at each location where we operate. In the Gulf of Mexico platform rig market, we primarily compete with Nabors Industries Ltd. and Blake International Rigs, LLC.
Drilling Contracts
Our drilling contracts are obtained through competitive bidding or as a result of direct negotiations with customers. Our contracts vary in their terms and rates depending on the nature of the operations to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. In many instances, our contracts cover multi‑well or pad and multi‑year projects. Except for a limited number of rigs operated under master agreements, each drilling rig operates under a separate drilling contract.
The duration of our drilling contracts are generally either “well‑to‑well/pad-to-pad” or for a fixed term. “Well‑to‑well” contracts can be terminated at the option of either party upon the completion of drilling of any one well. Fixed-term contracts generally have a minimum term of at least six months up to multiple years. These contracts customarily provide for termination at the election of the customer but may include an “early termination payment” to be paid to us if the contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances such as destruction of a drilling rig, bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us.
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. In most instances, contracts provide for additional payments for mobilization and demobilization of the rig.
Daywork Contracts
Daywork contracts are contracts under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. During fiscal year 2021, a majority of our drilling services were performed on a “daywork” contract basis.
Footage Contracts
Footage contracts are contracts where we charge a fixed rate per foot of hole drilled to a stated depth, with a fixed rate per day for the remainder of the hole. Contracts performed on a "footage" basis generally involve a greater element of risk to the Company compared to contracts performed on a "daywork" basis.
Lump-sum Contracts
Lump-sum contract are contracts under which we charge a fixed sum to deliver a hole to a stated depth and agree to furnish services such as testing, coring and casing the hole which are not normally done on a "footage" basis. "Lump-sum" contracts entail varying degrees of risk greater than the usual "footage" contract.
2021 FORM 10-K | 11

Performance-based Contracts
Performance-based contracts are contracts pursuant to which we are compensated based upon our performance against a mutually agreed upon set of predetermined targets. These contract types are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. For example, some performance targets are set based upon days to drill a well or the number of lateral feet drilled in zone per day. We often use our automated technology solutions to assist in achieving the performance targets. The risks associated with these contracts relate to the failure to reach the agreed upon performance targets. If we do not meet these targets, we will not receive additional compensation above what we have received utilizing a "daywork" contract. Based on our operational track record throughout fiscal year 2021 and drilling expertise, our performance-based contracts have produced a positive risk-reward outcome. We are seeing a growing adoption of performance contracts by our customers and we expect this trend to continue.
Contract Backlog
As of September 30, 2021 and 2020, our drilling contract backlog was $572.0 million and $658.0 million, respectively. Approximately 22.9 percent of the September 30, 2021 backlog is reasonably expected to be fulfilled in fiscal year 2023 and thereafter. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations — Contract Backlog" included in this Form 10-K for additional information pertaining to backlog.
Employees
As of September 30, 2021, we had 5,444 employees within the United States and 488 employees in our international operations. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be robust. None of our U.S. employees are represented by a union. However, some of our international employees are unionized.
Human Capital Objectives and Programs
We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage.
Core Values and Culture
"The H&P Way" defines our purpose, core values, and the behaviors that drive our culture. What we endeavor to do is anchored in our purpose, improving lives through efficient and responsible energy. Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values serve to inform who we are and the way our employees interact with one another, our customers, partners and shareholders. Our core value of Actively C.A.R.E. means that we treat one another with respect. We care about each other, and from a safety perspective, our employees are committed to Controlling and Removing Exposures ("C.A.R.E.") for themselves and others. Our core value of Service Attitude means that we do our part and more for those around us. We consider the needs of others and provide solutions to meet their needs. Our core value of Innovative Spirit means that we constantly work to improve and are willing to try new approaches. We make decisions with the long-term view in mind. Our core value of teamwork means that we listen to one another and work across teams toward a common goal. We collaborate to achieve results and focus on success for our customers and shareholders. Finally, we strive to do the right thing. That means we are honest and transparent. We tackle tough situations, make decisions, and speak up when needed.
Talent Attraction & Retention
Our recruiting practices and decisions on whom we hire are among our most important activities. Our Workforce Staffing team provides full staffing services to ensure consistent staffing levels on our rigs. This team sources, hires, onboards, trains, assigns and reassigns rig-based employees. In downturn years, we maintain relationships with former employees and prioritize recalling our most experienced people for field positions. In fiscal year 2021, we recalled approximately 1,800 employees. In addition, we utilize social media, local job fairs, employee referral bonuses, and educational organizations across the United States to find diverse, motivated and responsible employees.
2021 FORM 10-K | 12

Education and Training
We are dedicated to the continual training and development of our employees, especially of those in field operations, to ensure we can develop future managers and leaders from within our organization. Our training starts right at the beginning with on-boarding procedures that focus on safety, responsibility, ethical conduct and inclusive teamwork.
H&P’s strong commitment to our employees’ growth is demonstrated through our formal organizational development team, which oversees talent management, training and development. In addition to career and safety training efforts, the team creates, manages and implements enhancements to development and succession plans, change management initiatives and diversity, equity and inclusion ("DE&I") programs.
H&P offers a variety of training programs ranging from job specific programs to leadership development. Some of the prominent training programs that we offer are:
•New Employment Safety Training - onboarding program for new hires in safety sensitive positions. The purpose of the program is to prepare employees to work safely on our rigs and provide necessary certifications to do so; including all Occupational Safety and Health Administration ("OSHA") and IADC training, as well as Company culture education.
•Short Service Employee - specialized training program that is a continuation of New Employment Introduction basics and is intended to provide the technical on-the-job training guided by a mentor.
•Ethics and Compliance Training – comprised of several specific training programs, including Code of Conduct, Insider Trading, Anti-Discrimination & Harassment, Data Privacy, Trade Compliance, and Anti-Corruption.
•Change Champions - teaches employees to solve complex problems using structured processes, tools and data to drive results while emphasizing leadership and public speaking.
•Leadership Series - accessible online to all leaders and covers a variety of topics related to leading The H&P Way.
Safety Training and Serious Injury and/or Fatality ("SIF") Reduction Program
We are committed to creating a culture highlighted by an Actively Caring workforce. We strive to Actively C.A.R.E. for:

•our own safety and health;

•the safety and health of others; and

•the protection of our environment.
Fundamental to our Actively C.A.R.E. culture is every individual's willingness to provide immediate open feedback to others regarding safe and unsafe work practices and to proactively correct recognized exposures that threaten one's health and safety. Through training and accountability, H&P educates our employees on the negative consequences of taking health and safety risks. Our success will only be determined by demonstrated action and continuous improvement.
Safety Leadership
For more than 20 years, H&P measured safety success the same way other companies in our industry did – the absence of OSHA recordable injuries, declining lost time, restricted duty and medical treatment cases, declining total recordable injury rates ("TRIR") and the number of active rig years worked without an OSHA recordable injury or lost-time injury. We now believe that measuring safety in this manner can be destructive to management’s efforts to build trust with field employees. We have redefined safety success as the Control and Removal of Exposures (C.A.R.E.) for self and others and encourage employees to report near miss incidents with serious, life-altering or fatal injury potential, identifying and reporting serious injury exposures for which employees are personally recognized and rewarding monetarily for exemplifying our Actively C.A.R.E culture. We believe trust is key to organizational health, as well as safety and operational success.
2021 FORM 10-K | 13

SIF Strategy
We are committed to controlling and removing SIF exposures on any H&P location or operation. H&P safety data shows that approximately 10 to 15 percent of all OSHA recordable injuries are events in which valuable lessons learned are produced and inform mitigation efforts to reduce potential serious injury in the future. The remaining recordable cases may not provide the necessary learning opportunities to prevent future serious injury. Similarly, the data also indicates that SIF potential incidents, all of which provide information to help prevent future serious injury or fatality, occur approximately 1.5 times more than the traditional TRIR. We continue to track traditional safety metrics like TRIR and lost time injury rates in order to be responsive to client requests and to benchmark against existing industry data but we will have a proportionate response to these antiquated metrics. Our safety success at H&P will be based on key performance indicators related to the controlling and removing of SIF exposure, such as SIF potential and SIF mitigated rates, and our vision for the future of safety at H&P will be guided by these principles.
Diversity, Equity & Inclusion
We believe that creating an environment where our employees feel valued and respected drives engagement, better leverages the unique talents and perspectives of our people to innovate and enhances our ability to attract and retain a diverse workforce. H&P has employed a DE&I specialist, implemented a thriving Women of H&P Employee Resource Group, and established a DE&I Advisory Council with global employee representation. Our commitments are evidenced by formalized policies regarding equal opportunity and a discrimination-free workplace. We are actively tracking diversity data to better understand demographics within the organization.
Employee Benefits, Health and Wellness
H&P values its employees and believes benefit packages are essential to prioritizing the well-being of its staff and offering competitive compensation. Select highlights of our benefits programs include:
•Medical, dental and vision insurance for all full-time employees, and all part-time employees working more than 20 hours per week, and their dependents;
•A 401(k) plan with Company match incentive for all full-time employees, and all part-time employees working more than 20 hours per week;
•Employer paid life insurance benefits, which include a life assistance program, identity theft protection, and travel assistance plan;
•The Employee Assistance Plan, which offers wellness support with counseling, legal assistance, financial coaching, and identity theft resolution;
•The H&P Way Fund, which provides financial assistance to H&P employees during unavoidable emergencies;
•Employee discounts for phone, computer, personal vehicle, car rental, and hotel purchases; and
•An Educational Assistance Plan, which offers reimbursement of tuition fees for any employee pursuing an undergraduate degree and, in some cases, post-graduate degrees.
Insurance and Risk Management
Our operations are subject to a number of operational risks, including personal injury and death, environmental, cyber, and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us. Furthermore, if a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition and results of operations.
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
2021 FORM 10-K | 14

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
Environmental laws and regulations that apply to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act (each, as amended) and similar laws that provide for responses to, and liability for, air emissions, water discharges or releases of oil or hazardous substances into the environment, including damages to natural resources. Applicable environmental laws and regulations also include similar foreign, state or local counterparts to the above-mentioned federal laws, which regulate air emissions, water discharges, and management of hazardous substances and waste. Environmental laws can have a material adverse effect on the drilling industry, including our operations, and compliance with such laws may require us to make significant capital expenditures, such as the installation of costly equipment or operational changes, and may affect the resale values or useful lives of our drilling rigs.
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
2021 FORM 10-K | 15

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
We monitor our compliance with applicable governmental rules and regulations in each country of operation. We have made and will continue to make the required expenditures to comply with current and future regulatory requirements. We do not anticipate that compliance with currently applicable rules and regulations and required controls will significantly change our competitive position, capital spending or earnings during 2022. We believe we are in material compliance with applicable rules and regulations and, to date, the cost of such compliance has not been material to our business or financial condition. However, future events such as additional laws and regulations, changes in existing laws and regulations or their interpretation or more vigorous enforcement policies of regulatory agencies, may require additional expenditures by us, which may be material. Specifically, the expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Accordingly, there can be no assurance that we will not incur significant compliance costs in the future. See Item 1A— “Risk Factors — Failure to comply with or changes to governmental and environmental laws could adversely affect our business.”
Sustainability

    H&P has helped its customers supply energy for more than a century, and we continue to innovate and improve the ways in which we can provide energy safely, reliably, and efficiently. Through our work and the work of our customers, we have used our unique position and expertise to advance energy production, reliability, and affordability to people across the globe. The Company continues to evolve and refine its comprehensive sustainability strategy rooted in our core value to "do the right thing," as discussed under "— Human Capital Objectives and Programs — Core Values and Culture." Our sustainability strategy uses data to better understand our impacts in areas like emissions, diversity, and safety.

Improving Lives Through Efficient and Responsible Energy
We believe efficient and responsible energy improves lives globally. With a focus on leading-edge technology, we strive to deliver industry-leading efficiency, safety, and value while continuing to reduce our environmental impact.
Society’s general well-being relies on the energy industry to supply the power that sustains and drives our lives. People have relied upon and harnessed energy from resources like fire, water, wind, animals both domesticated and wild, fossil fuels, nuclear, solar, and more, with each having its own unique societal benefits and costs.
Over time, the continued growth of the world’s population highlighted a need to capture more concentrated forms of energy, making a reliance on fossil fuels increasingly central. Over the last several decades, those responsible for producing fossil fuels gained more expertise and became more specialized.  A “service sector” developed to supply the most scientific and technologically specialized needs of the oil and gas sector.  We provide highly specialized services in this narrow segment of the very broad and constantly evolving energy sector. We continue to innovate in an effort to increase efficiency for our customers and provide continued societal benefits with less impact to the environment.
Focused on Safer and More Efficient Drilling
We provide performance-driven drilling solutions that are intended to make oil and gas recovery safer and more economical or our customers. Focused on the drilling segment of the oil and gas production value chain, we provide the expertise, technology and equipment to drill oil and gas wells for our customers - the exploration and production ("E&P") companies. Our E&P customers then determine if and when to extract those resources from the ground, following completion of the well.
H&P and the Fossil Fuel Value Chain

While we do play an important role in helping our customers make overall production as safe and efficient as possible, our most critical responsibility is ensuring the safety of our employees and the employees of our customers. Although many of the environmental and safety risks associated with the oil and gas sector fall outside of our operations, we remain committed to utilizing our expertise and advancing our technologies to aid our customers in minimizing personal and environmental risks and maximizing industry sustainability efforts. Our customers are looking specifically to our expertise and technologies to help them minimize their environmental impact, reduce risks, and achieve their ESG performance targets.
2021 FORM 10-K | 16

Below is a description of the roles that H&P plays, in the oil and gas value chain, as a drilling solutions provider in comparison to the roles that participants in other sectors of the oil and gas industry play.

H&P:
•makes drilling for oil safer and more efficient;
•builds and renovates drilling rigs at two industrial facilities in Texas and Oklahoma;
•oversees drilling operations on its rigs on customer sites;
•drills predominantly on-shore in the United States (86 percent of available rigs are on onshore);
•makes significant and impactful investments in research and development and new technologies;

OTHER SECTORS OF THE OIL AND GAS INDUSTRY:
•buy, lease, prepare, manage or restore land or are responsible for the protection of wildlife on or biodiversity of property;
•engage in hydraulic fracturing;
•pump oil or gas from the ground;
•procure, transport or pump water underground, or treat or remove wastewater from the site, or arrange for its disposal;
•assume responsibility for the prevention of fugitive releases or emissions associated with the oil and gas production process;
•engage in oil and gas transport, refining or storage; and
•engage in downstream operations.
Human Capital
For a description of our recruiting practices, education and training for employees, and employee benefits, see "— Human Capital Objectives and Programs" above.
Available Information
Our website is located at www.helmerichpayne.com. Annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, earnings releases, and financial statements are made available free of charge on the investor relations section of our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission ("SEC"). The information contained on our website, or accessible from our website, is not incorporated into, and should not be considered part of, this Form 10‑K or any other documents we file with, or furnish to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Annual reports, quarterly reports, current reports, amendments to those reports, earnings releases, financial statements and our various corporate governance documents are also available free of charge upon written request.
Investors and others should note that we announce material financial information to our investors using our investor relations website (https://ir.helmerichpayne.com/websites/helmerichandpayne/English/0/investor-relations.html), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our stockholders and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
2021 FORM 10-K | 17

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

BUSINESS AND OPERATING RISKS

The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely affected and are expected to continue to adversely affect our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely impacted and are expected to continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Fear of such events has also altered the level of capital spending by oil and gas companies for exploration and production activities and adversely affected the economies and financial markets of many countries (or globally), resulting in an economic downturn that has affected demand for our services. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In particular, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers. Governmental authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began reopening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to reopen or have completed the reopening process despite increases in COVID-19 cases. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 pandemic may continue unabated or worsen during the upcoming months, including as a result of the emergence of more infectious strains of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reconsider restrictions on business and social activities. In the event governmental authorities increase restrictions, the reopening of the economy may be curtailed. We have experienced, and expect to continue to experience, some disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy. Depressed economic conditions exacerbated by COVID-19 restrictions in one foreign jurisdiction where we operate have led to an increase in community strikes which have resulted in periodic suspensions of our operations. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers and policies of companies around the world; such altered behaviors and policies have many of the same effects intended by governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing, quarantining, and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations.
In early March 2020, the increase in crude oil supply resulting from production escalations from OPEC+ combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we saw a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs. Although OPEC+ agreed in April 2020 to cut oil production, OPEC+ has been gradually reducing such cuts and in July 2021, agreed to further reduce such cuts on a monthly basis with a goal of phasing out all production cuts towards the end of 2022. There is no assurance that the most recent OPEC+ agreement will be observed by its parties and OPEC+ may change its agreement depending upon market conditions. Although crude oil prices have recovered since March 2020, oil and natural gas prices are expected to continue to be volatile as a result of near-term production instability, the ongoing COVID-19 pandemic, changes in oil and natural gas inventories, industry demand, global and national economic performance, and the actions of OPEC+.
2021 FORM 10-K | 18

These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations, including, but not limited to, our growth, costs, loss of workers, labor shortages, supply chain disruptions, or equipment shortages, logistics constraints, customer demand for our services and industry demand generally, capital spending by oil and gas companies, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, asset impairments and other accounting changes, certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us, and the global economy and financial markets generally. The ultimate extent of the impact of COVID-19 and prolonged excess oil supply on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of COVID-19 within the United States and the parts of the world in which we operate and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.

Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility of oil and natural gas prices and other factors.
Our business depends on the conditions of the land and offshore oil and natural gas industry. Demand for our services and the rates we are able to charge for such services depend on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by trends in oil and natural gas prices and market expectations regarding such prices. The sharp decline in oil prices resulting from the COVID-19 pandemic and the activities of OPEC+ caused a significant decline in both drilling activity and prices for our services in fiscal year 2020. While crude oil prices have stabilized and increased and our rig count has continued to recover, our rig activity has still not reached the level it was at prior to these events and these events therefore continue to have a material adverse effect on our business, financial condition and results of operations.
2021 FORM 10-K | 19

Oil and natural gas prices and production levels, as well as market expectations regarding such prices and production levels, have been volatile, which has had, and may in the future have, adverse effects on our business and operations. The volatility in prices and production levels are impacted by many factors beyond our control, including:
•the domestic and foreign supply of, and demand for, oil, natural gas and related products;
•the cost of exploring for, developing, producing and delivering oil and natural gas;
•uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital;
•the availability of and constraints in storage and transportation capacity, including, for example, takeaway constraints experienced in the Permian Basin over the past several years;
•the worldwide economy;
•expectations about future oil and natural gas prices and production levels;
•local and international political, economic, health and weather conditions, especially in oil and natural gas producing countries, including, for example, the impacts of local and international pandemics and other disasters or events such as the global COVID-19 pandemic;
•actions of OPEC, its members and other oil producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;
•the levels of production of oil and natural gas of non-OPEC countries;
•the continued development of shale plays which may influence worldwide supply and prices;
•tax policies of the United States and other countries involved in global energy markets;
•political and military conflicts in oil producing regions or other geographical areas or acts of terrorism in the United States or elsewhere;
•technological advances that are related to oil and natural gas recovery or that affect the global demand for energy;
•the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower carbon economy;
•increased focus by the investment community on sustainability practices in the oil and natural gas industry;
•legal and other limitations or restrictions on exportation and/or importation of oil and natural gas;
•laws and governmental regulations affecting the use of oil and natural gas; and
•the environmental and other laws and governmental regulations affecting exploration and development of oil and natural gas reserves.
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
2021 FORM 10-K | 20

Global economic conditions and volatility in oil and gas prices may adversely affect our business.
Concerns over global economic conditions, energy costs, geopolitical issues, supply chain disruptions, inflation, the availability and cost of credit and the worldwide COVID-19 pandemic have contributed to increased economic uncertainty. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and any stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on exploration and development drilling. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

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
Following periods of downturn in our industry, there may be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, rebound. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2021, 136 of our available rigs were not under contract.
Further, as a result of a significant reduction in the demand for oil and natural gas services, certain of our competitors may engage in bankruptcy proceedings, debt refinancing transactions, management changes, or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market.  This could result in such competitors emerging with stronger or healthier balance sheets and in turn an improved ability to compete with us in the future. We may also see corporate consolidations among our competitors, which could significantly alter industry conditions and competition within the industry, and have a material adverse effect on our business, financial condition and results of operations.

New technologies may cause our drilling methods and equipment to become less competitive and it may become necessary to incur higher levels of capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through the building of new drilling rigs and improvement of existing rigs is not assured.

The market for our services is characterized by continual technological developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance, including environmental performance, of rigs and equipment. Our customers increasingly demand the services of newer, higher specification drilling rigs, as well as new and improved technology, such as drilling automation technology and lower-emissions operations and services. This results in a bifurcation of the drilling fleet and is evidenced by the higher specification drilling rigs (e.g., AC rigs) generally operating at higher overall utilization levels and dayrates than the lower specification drilling rigs (e.g., SCR rigs). In addition, a significant number of lower specification rigs are being stacked and/or removed from service.
2021 FORM 10-K | 21

Although we take measures to ensure that we develop and use advanced oil and natural gas drilling technology, changes in technology, improvements by competitors and increasing customer demands for new and improved technology could make our equipment less competitive. There can be no assurance that we will:
•have sufficient capital resources to improve existing rigs or build new, technologically advanced drilling rigs;
•avoid cost overruns inherent in large fabrication projects resulting from numerous factors such as shortages or unscheduled delays in delivery of equipment or materials, inadequate levels of skilled labor, unanticipated increases in costs of equipment, materials and labor, design and engineering problems, and financial or other difficulties;
•successfully deploy idle, stacked, new or upgraded drilling rigs;
•effectively manage the increased size or future growth of our organization and drilling fleet;
•maintain crews necessary to operate existing or additional drilling rigs; or
•successfully improve our financial condition, results of operations, business or prospects as a result of improving existing drilling rigs or building new drilling rigs.
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
2021 FORM 10-K | 22

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
Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyberattacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our FlexRig® and other sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. In response to the COVID-19 pandemic, the Company moved to a "remote work" model for office personnel in March 2020, and in 2021, the Company introduced full-time or part-time remote work as a permanent option for select employees. A significant number of our office employees work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents.
These cybersecurity risks could:
•disrupt our rig operations including operational technologies as well as our corporate information technology systems,
•negatively impact our ability to compete,
•enable the theft or misappropriation of funds,
•cause the loss, corruption or misappropriation of proprietary or confidential information,
•expose us to litigation, and
•result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.
2021 FORM 10-K | 23

It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.

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
These transactions also involve risks, and we cannot ensure that:
•any acquisitions we attempt will be completed on the terms announced, or at all;
•any acquisitions would result in an increase in income or provide an adequate return of capital or other anticipated benefits;
•any acquisitions would be successfully integrated into our operations and internal controls;
•the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure, or that we will appropriately quantify the exposure from known risks;
•any disposition would not result in decreased earnings, revenue, or cash flow;
•use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses; or
•any dispositions, investments, or acquisitions, including integration efforts, would not divert management resources.
We have allocated a portion of the purchase price of certain acquisitions to goodwill and other intangible assets. Generally, the amount allocated to goodwill is the excess of the purchase price over the net identifiable assets acquired. At September 30, 2021, we had goodwill of $45.7 million and other intangible assets, net of $73.8 million. If we experience future negative changes in our business climate or our results of operations such that we determine that goodwill or intangible assets are impaired, we will be required to record impairment charges with respect to such assets.

Technology disputes could negatively impact our operations or increase our costs.
Drilling rigs use proprietary technology and equipment which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling rigs and technology services are owned by us or certain of our supplying vendors.  From time to time, we or our customers or supplying vendors become involved in disputes over infringement of intellectual property rights relating to equipment or technology owned or used by us. As a result, we may lose access to important equipment or technology, be required to cease use of some equipment or technology, be forced to modify our drilling rigs or technology, or be required to pay license fees or royalties for the use of equipment or technology. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties, or third parties are successful in enforcing their rights against us. As a result, any technology disputes involving us or our customers or supplying vendors could have a material adverse impact on our business, financial condition and results of operations.
2021 FORM 10-K | 24

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
We greatly depend on the efforts of our executive officers and other key employees to manage our operations. Similarly, we utilize highly skilled personnel in operating and supporting our businesses and in developing new technologies. In times of high utilization, it can be difficult to find and retain qualified individuals and, during the recent period of sustained declines in oil and natural gas prices, there have been reductions in the oil field services workforce, both of which could result in higher labor costs. We may also face a loss of workers and labor shortages as a result of vaccine mandates or requirements and enforcement of other COVID-19 regulations in jurisdictions where we operate. The loss of members of management or the inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, including COVID-19, disability, or death, could have a detrimental effect on us.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
In fiscal year 2021, we received approximately 50 percent of our consolidated operating revenues from our ten largest drilling services and solutions customers and approximately 23 percent of our consolidated operating revenues from our three largest customers (including their affiliates). If one or more of our larger customers terminated their contracts, failed to renew existing contracts with us, or refused to award us with new contracts, it could have a material adverse effect on our business, financial condition and results of operations. Further, consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

Our current backlog of drilling services and solutions revenue may continue to decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment.

Fixed‑term drilling contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even if an early termination payment is owed to us, a customer may be unable or may refuse to pay the early termination payment. We also may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, such as depressed market conditions. As of September 30, 2021, our drilling services backlog was approximately $572.0 million for future revenues under firm commitments. Our drilling services backlog may decline over time as existing contract term coverage may not be offset by new term contracts or price modifications for existing contracts, as a result of any number of factors, such as low or declining oil prices and capital spending reductions by our customers. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse impact on our business, financial condition and results of operations.
2021 FORM 10-K | 25

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
Certain key rig components, parts and equipment are either purchased from or fabricated by a limited number of vendors, and we have limited long‑term contracts with many of these vendors. Shortages could occur in these essential components due to an interruption of supply, the acquisition of a vendor by a competitor, increased demands in the industry or other reasons beyond our control. Similarly, certain key rig components, parts and equipment are obtained from vendors that are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from us or from a small group of companies in the energy industry. These vendors may be disproportionately affected by any loss of business, downturn in the energy industry, supply chain disruptions, or reduction or unavailability of credit. If we are unable to procure certain of such rig components, parts or equipment, our ability to maintain, improve, upgrade or construct drilling rigs could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Shortages of drilling equipment, supplies or other key materials could adversely affect our operations.
The drilling services and solutions business is highly cyclical. During periods of increased demand for drilling services and solutions and periods of supply chain disruption, including as a result of COVID-19, delays in delivery and shortages of drilling equipment and supplies can occur. Suppliers may experience quality control issues as they seek to rapidly increase production of equipment and supplies necessary for our operations. Additionally, suppliers may seek to increase prices for equipment and supplies, which we are unable to pass through to our customers, either due to contractual obligations or market constraints in the drilling services and solutions business. These risks are intensified during periods when the industry experiences significant new drilling rig construction or refurbishment. Additionally, in recent months, there have been a number of disruptions and delays across the global supply chain, which have created a tightening of supplies and shortages in a number of areas, including basic raw materials. Any such delays or shortages could have a material adverse effect on our business, financial condition and results of operations.
2021 FORM 10-K | 26

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
South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability.  From time to time, these risks have impacted our business.  For example, in Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos.  The Argentine branch of one of our second-tier subsidiaries then remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls, which restrict the conversion and repatriation of U.S. dollars, including controls implemented from September 2019 through 2021. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. For fiscal year 2021, we experienced aggregate foreign currency losses of $5.4 million in Argentina.  Our aggregate foreign currency losses across all of our operations for fiscal years 2021 and 2020 were $5.3 million and $8.8 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.
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
2021 FORM 10-K | 27

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
We evaluate our drilling rigs and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Lower utilization and dayrates adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates may result in the recognition of impairment charges if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of an asset group may not be recoverable. Drilling rigs in our fleet may become impaired in the future if oil and gas prices decline or remain low for a prolonged period of time or if market conditions deteriorate or if we restructure our drilling fleet. For example, in fiscal years 2021 and 2020, we recognized impairment charges of $70.9 million and $563.2 million, respectively, related to tangible assets and equipment. If we experience future negative changes in our business climate such that we determine that one or more of our asset groups are impaired, we will be required to record additional impairment charges with respect to such asset groups.
Any impairment could have a material adverse effect on our consolidated financial statements. The facts and circumstances included in our impairment assessments are described in Part II, Item 8—"Financial Statements and Supplementary Data."

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
The value of our marketable securities and our investment in ADNOC Drilling Company P.J.S.C are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and political instability. A significant loss in value of our investments would negatively impact our debt ratio and financial strength.
2021 FORM 10-K | 28

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

Amounts drawn under our current debt agreements, including the 2018 Credit Facility (as defined herein), may bear interest at rates based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, ICE Benchmark Administration ("IBA"), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced a plan to consult on ceasing publication of U.S. dollar LIBOR on December 31, 2021 for only the one week and two month U.S. dollar LIBOR tenors, and on June 30, 2023 for all other U.S. dollar LIBOR tenors, which the FCA subsequently confirmed on March 5, 2021. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The 2018 Credit Facility provides for a mechanism to amend the facility to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of U.S. dollar LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of the U.S. dollar LIBOR interest rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions (the"ARRC"), has proposed a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a paced market transition plan to SOFR. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR at this time, it is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of U.S. dollar LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of U.S. dollar LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could adversely affect the cost of our borrowings and interest expense related to outstanding floating-rate debt and could have an adverse effect on our financial condition, results of operations and cash flows.

LEGAL AND REGULATORY RISKS

The physical effects of climate change and the regulation of greenhouse gases and climate change could have a negative impact on our business.
The physical and regulatory effects of climate change and a global transition to a low carbon economy could have a negative impact on our operations, our customers’ operations and the overall demand for our customers' products and services. Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide and there are a number of political and technological initiatives aimed at reducing the use of hydrocarbons.
2021 FORM 10-K | 29

We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (the “UNFCCC”) in Paris, France in creating an agreement (the “Paris Agreement”) that requires member countries to review and “represent a progression” in their intended nationally determined GHG contributions, which set GHG emission reduction goals every five years beginning in 2020. The agreement entered into full force in November 2016. Effective November 4, 2020, the United States' withdrawal from the Paris Agreement, which had been announced by President Trump in June 2017, took effect. However, in January 2021, President Biden signed an instrument reversing this withdrawal and the United States officially rejoined the Paris Agreement on February 19, 2021.
The aim of the Paris Agreement is to hold the increase in the average global temperature to well below 2ºC (3.6ºF) above pre-industrial levels with efforts to limit the rise to 1.5ºC (2.7ºF) to protect against the more severe consequences of climate change forecasted by scientific studies. These consequences include increased coastal flooding, droughts and associated wildfires, heavy precipitation events, stresses on water supply and agriculture, increased poverty, and negative impacts on health. In connection with the decision to adopt the Paris Agreement, the UNFCCC invited the Intergovernmental Panel on Climate Change (the “IPCC”) to prepare a special report focused on the impacts of an increase in the average global temperature of 1.5ºC above pre-industrial levels and related GHG emission pathways. The 2018 IPCC Report concludes that the measures set forth in the Paris Agreement are insufficient and that more aggressive targets and measures will be needed. The 2018 IPCC Report indicates that GHGs must be reduced from 2010 levels by 45 percent by 2030 and 100 percent by 2050 to prevent global warming of 1.5ºC above pre-industrial levels. The IPCC's 2021 Report focusing on the physical science basis of climate change further concluded that an immediate and large-scale reduction in GHG emissions is necessary to limit global warming to 1.5ºC above pre-industrial levels.
It is not possible at this time to predict the timing and effect of climate change or whether additional GHG legislation, regulations or other measures will be adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely based on the findings set forth in the 2018 and 2021 IPCC Reports and any such future laws and regulations could result in increased compliance costs, additional operating restrictions or affect the demand for our customers' products and, accordingly, our services. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris Agreement, and several U.S. cities have committed to advance the objectives of the Paris Agreement at the state or local level as well. To this end, the California governor issued an executive order on September 23, 2020 ordering actions to pursue GHG emissions reductions, including a direction to the California State Air Resources Board to develop and propose regulations to require increasing volumes of new zero-emission passenger vehicles and trucks sold in California over time, with a targeted ban of the sale of new gasoline vehicles by 2035. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. An increased focus by the public on the reduction of GHG emissions as well as the results of the physical impacts of climate change could affect the demand for our customers’ products and have a negative effect on our business.
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
2021 FORM 10-K | 30

New legislation and regulatory initiatives relating to hydraulic fracturing or other aspects of the oil and gas industry could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide.

Several political and regulatory authorities, governmental bodies, and environmental groups devote resources to campaigns aimed at eradicating hydraulic fracking. We do not engage in any hydraulic fracturing activities. However, it is a common practice in our industry for our customers to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure, waste disposal and/or well construction requirements on oil and gas development, including hydraulic fracturing operations, or otherwise seek to ban fracturing activities altogether. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Members of the U.S. Congress are analyzing, and a number of federal agencies have historically been requested to review, and, under the current administration, may be requested to review again, a variety of environmental issues associated with hydraulic fracturing and the possibility of more stringent regulation. At September 30, 2021, we had approximately 17 rigs placed on federal land and four rigs in federal waters. Any new laws, regulations or permitting requirements regarding hydraulic fracturing could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. For example, the Environmental Protection Agency has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels. Widespread regulation significantly restricting or prohibiting hydraulic fracturing or other drilling activity by our customers could have a material adverse impact on our business, financial condition and results of operations.
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
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. In the normal course of business, we and our third-party partners may collect, process, and store data that is subject to those specific laws and regulations governing personal data.

Complying with varying jurisdictional requirements is becoming increasingly complex and could increase the costs and difficulty of compliance, and violations of applicable data protection laws, including but not limited to the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), could result in significant penalties.

2021 FORM 10-K | 31

The GDPR applies to activities regarding personal data that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the European Union. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover or up to $20.0 million Euro, which may materially adversely affect our business, reputation, results of operations, and cash flows.

The CCPA, which came into effect on January 1, 2020, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.

Non-compliance with these and other data protection laws could expose us to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by data protection violations. In addition, we are also subject to the possibility of cyber incidents or attacks, potentially resulting in a violation of the laws mentioned above. Any violation of these laws or harm to our reputation could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
2021 FORM 10-K | 32

Legal claims and litigation could have a negative impact on our business.
The nature of our business makes us susceptible to legal proceedings and governmental investigations from time to time. We design much of our own equipment and fabricate and upgrade such equipment in facilities that we operate. We also design and develop our own technology. If such equipment or technology fails to perform as expected, or if we fail to maintain or operate the equipment properly, there could be personal injuries, property damage, and environmental contamination, which could result in claims against us. Our ownership and use of proprietary technology and equipment could also result in infringement of intellectual property claims against us. See above “— Technology disputes could negatively impact our operations or increase our costs." The Company also owns and operates a large fleet of motor vehicles, which creates an increased exposure to motor vehicle accidents. Also, we may be subject, and have been subject in the past, to litigation resulting from accidents involving motor vehicles. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases in our insurance costs. In addition, during periods of depressed market conditions we may be subject to an increased risk of our customers, vendors, former employees and others initiating legal proceedings against us. Further, actions or decisions we have taken or may take as a consequence of COVID-19 may result in investigations, litigation or legal claims against us. Lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations. Any litigation or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

Additional tax liabilities, limitations on our use of net operating losses and tax credits and/or our significant net deferred tax liability could affect our financial condition, income tax provision, net income, and cash flows.

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. Tax rates in the various jurisdictions in which our subsidiaries are organized and conduct their operations may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws (including tax treaties in any of the jurisdictions that we operate in) could impact our ability to realize the tax savings recorded to date. Our ability to benefit from our deferred tax assets depends on us having sufficient future taxable income to utilize our net operating loss and tax credit carryforwards before they expire. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5 percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of September 30, 2021, we have not experienced an ownership change and, therefore, our utilization of our net operating loss carryforwards was not subject to an annual limitation (except for an immaterial portion thereof that we inherited in connection with an acquisition during 2017). However, if we were to experience ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change net operating loss carryforwards to offset future taxable income might be subject to limitations, which could potentially accelerate or permanently increase our future tax liabilities. Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation, such as the proposals by the Biden administration to increase the U.S. corporate income tax rate and increase the U.S. taxation of international business operations.
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
2021 FORM 10-K | 33

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
We have paid a quarterly dividend for many years. Our most recent quarterly dividend was $0.25 per share. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness or uncertainty, such as the current downturn as a result of the COVID-19 pandemic and the oil price collapse in 2020. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. There can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.
2021 FORM 10-K | 34

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
The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating or financial performance. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Form 10-K, may have a significant impact on the market price of our common stock:
•changes in customer needs, expectations or trends and our ability to maintain relationships with key customers;
•our ability to implement our business strategy;
•changes in our capital structure, including the issuance of additional debt;
•public announcements (including the timing of these announcements) regarding our business, financial performance and prospects or new products or services, product enhancements, technological advances or strategic actions, such as acquisitions, restructurings or significant contracts, by our competitors or us;
•trading activity in our stock, including portfolio transactions in our stock by us, our executive officers and directors, and significant stockholders or trading activity that results from the ordinary course rebalancing of stock indices in which we may be included;
•short-interest in our common stock, which could be significant from time to time;
•our inclusion in, or removal from, any stock indices;
•investor perception of us and the industry and markets in which we operate;
•increased focus by the investment community on sustainability practices at our company and in the oil and natural gas industry generally;
•changes in earnings estimates or buy/sell recommendations by securities analysts;
•whether or not we meet earnings estimates of securities analysts who follow us;
•regulatory or legal developments in the United States and foreign countries where we operate; and
•general financial, domestic, international, economic, and market conditions, including overall fluctuations in the U.S. equity markets.

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
The following provisions of our charter documents, as currently in effect, and Delaware law could discourage potential proposals to acquire us, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock:
•our certificate of incorporation permits our Board of Directors to issue and set the terms of preferred stock and to adopt amendments to our bylaws;
•our bylaws contain restrictions regarding the right of stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;
•our bylaws restrict the right of stockholders to call a special meeting of stockholders; and
•we are subject to provisions of Delaware law which restrict us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder became classified as an interested stockholder.
2021 FORM 10-K | 35

Public and investor sentiment towards climate change, fossil fuels and other ESG matters could adversely affect our cost of capital and the price of our common stock.

There have been intensifying efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Because we operate within the oil and gas industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.
Members of the investment community are increasing their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, DE&I initiatives, and heightened governance standards. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. These pressures have intensified recently in connection with the COVID-19 pandemic, significant societal events and the Biden Administration’s efforts to mitigate climate change. Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our stock. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal year 2021 and that remain unresolved.

ITEM 2. PROPERTIES
Drilling Services and Solutions Operations
Our property consists primarily of drilling rigs and ancillary equipment.  We own substantially all of the equipment used in our businesses.  For further information on the status of our drilling fleet, see Item 1— “Business — Drilling Fleet.”
Real Property
We own or lease office and yard space to support our ongoing operations, including field and district offices in the United States and internationally. In addition, we have a fabrication and assembly facility in Galena Park, Texas as well as a maintenance and overhaul facility near Tulsa, Oklahoma.
We also own a limited number of commercial real estate properties located in Tulsa, Oklahoma for investment purposes. Our real estate investments include a shopping center and undeveloped real estate.

ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies to our Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2021 FORM 10-K | 36

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “HP.”  As of November 8, 2021, there were 410 record holders of our common stock as listed by our transfer agent’s records.
We have paid quarterly cash dividends on our common stock during the past two fiscal years. Payment of future dividends will depend on earnings and other factors.

STOCK PRICE RANGE AND DIVIDENDS

$45.54
$47.15
$28.29
$20.48
$25.74
$33.19
$34.79
$33.37
$36.40
$12.80
$14.24
$13.97
$13.48
$23.14
$25.26
$24.13
$0.71
$0.71
$0.71
$0.25
$0.25
$0.25
$0.25
$0.25
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
Stock price low
Stock price high
Dividend

Performance Graph
The following performance graph reflects the yearly percentage change in our cumulative total stockholder return on common stock as compared with the cumulative total return on the S&P 600 Index. All cumulative returns assume an initial investment of $100, the reinvestment of dividends and are calculated on a fiscal year basis ending on September 30 of each year.

		INDEXED RETURNS
	Base Period	Years Ending
Company / Index	Sep 2016	Sep 2017	Sep 2018	Sep 2019	Sep 2020	Sep 2021
Helmerich & Payne, Inc.	100.00	82.00	111.00	72.00	38.00	58.00
S&P 600 Index	100.00	120.00	144.00	130.00	120.00	189.00
Dow Jones U.S. Select Oil Equipment & Services Index	100.00	93.00	95.00	49.00	24.00	42.00
Philadelphia Stock Exchange Oil Service Sector Index	100.00	88.00	94.00	44.00	22.00	40.00
2021 FORM 10-K | 37

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

ITEM 6. (REMOVED AND RESERVED)
Removed and reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I of this Form 10‑K as well as the Consolidated Financial Statements and related notes thereto included in Part II, Item 8— “Financial Statements and Supplementary Data” of this Form 10‑K. Our future operating results may be affected by various trends and factors which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Form 10-K under “Cautionary Note regarding Forward-Looking Statements” and Item 1A— “Risk Factors.” Accordingly, past results and trends should not be used by investors to anticipate future results or trends.
2021 FORM 10-K | 38

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of September 30, 2021, our drilling rig fleet included a total of 273 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 236 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 30 rigs as of September 30, 2021. At the close of fiscal year 2021, we had 137 contracted rigs, of which 73 were under a fixed-term contract and 64 were working well-to-well, compared to 79 contracted rigs at September 30, 2020. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and take advantage of future opportunities.

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
2021 FORM 10-K | 39

We experienced much of our rig count decline during the second and third quarters of fiscal year 2020 as our North American Solutions active rig count declined from 195 rigs at December 31, 2019 to a low of 47 rigs in August 2020. However, during the fourth quarter of fiscal year 2020, the market experienced a stabilization of crude oil prices in the $40 per barrel range and subsequently crude oil prices moved toward $50 per barrel as our customers set their capital budgets for calendar year 2021. More recently, crude oil prices have continued to increase, reaching more than $70 per barrel. That said, however, we do not expect rig activity to move in tandem with crude oil prices to the same extent as it has historically. This is primarily due to a large portion of our customers having a more disciplined approach to their operations and capital spending. We expect a majority will maintain their activity levels in accordance with their capital budgets for 2021, which were set during a time when crude oil prices were lower and will not adjust spending levels higher as crude oil prices move higher. Along with stabilization of crude prices during the fourth quarter of fiscal year 2020, our rig activity began to increase, and increased more significantly during the first and second quarters of fiscal year 2021. Our North America Solutions active rig count has more than doubled from 47 rigs in August 2020 to 127 rigs at September 30, 2021. We do anticipate further increases in our rig count for the remainder of calendar year 2021 as customers prepare for 2022 operations based upon the expectation that the level of capital spending will be higher in calendar year 2022 than it was in calendar year 2021.
Utilization for our super-spec FlexRig® fleet peaked in late calendar year 2018 with 216 of 221 super-spec rigs working (98 percent utilization); however, the subsequent decline in the demand for land rigs resulted in customers idling a large portion of our super-spec FlexRig® fleet. At September 30, 2021, we had 105 idle super-spec rigs out of our FlexRig® fleet of 230 super-spec rigs (54 percent utilization).
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
H&P recognizes the uncertainties and concerns caused by the COVID-19 pandemic; however, we have managed the Company over time to be in a position of strength both financially and operationally when facing uncertainties of this magnitude. The COVID-19 pandemic has had a significant financial impact on the Company, including increased costs as a result of labor shortages and logistics constraints. The global response to coping with the pandemic resulted in a drop in demand for crude oil, which, when combined with a more than adequate supply of crude oil, resulted in a sharp decline in crude oil prices, causing our customers to have pronounced pullbacks in their operations and planned capital expenditures. The direct impact of COVID-19 on H&P's operations has created some challenges that we believe the Company is adequately addressing to ensure a robust continuation of our operations albeit at a lower activity level.
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

From a financial perspective, we believe the Company is well positioned to continue as a going concern even through a more protracted disruption caused by COVID-19, oil oversupply and low oil prices. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. The actions we took during fiscal year 2020 included a reduction to the annual dividend of approximately $200 million, a reduction of approximately $145 million in the fiscal year 2020 capital spend, a reduction of over $50 million in fixed operational overhead, and a reduction of selling, general and administrative expenses of more than $25 million on an annualized basis. The culmination of these cost-saving initiatives resulted in a $16 million restructuring charge during fiscal year 2020. Further, we took additional steps in fiscal year 2021 to reduce our cost structure. These measures will result in an estimated annualized savings of more than $10 million with the full benefit expected to be realized in calendar year 2022. We anticipate further cost reductions going forward; however, implementation of future cost initiatives will be incremental and are anticipated to be realized over the next few quarters. These cost reduction measures could lead to additional restructuring charges in future periods.
2021 FORM 10-K | 40

At September 30, 2021, the Company had cash and cash equivalents and short-term investments of $1.1 billion and availability under the 2018 Credit Facility (as defined herein) of $750 million. On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 4.65% unsecured senior notes due 2025 (the "2025 Notes") at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. On September 29, 2021, we issued $550.0 million aggregate principal amount of our 2.90% unsecured senior notes due 2031 (the "2031 Notes"). The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021. The proceeds from the offering of the 2031 Notes were used to redeem the 2025 Notes. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. The associated make-whole premium and accrued interest of $58.1 million and the write off of the unamortized discount and debt issuance costs of $3.7 million will be recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 redemption. Subsequent to the redemption, our near-term liquidity was approximately $1.3 billion. We currently do not anticipate the need to draw on the 2018 Credit Facility. See “—Liquidity and Capital Resources—Senior Notes—2.90% Senior Notes due 2031” below and Note 7—Debt to our Consolidated Financial Statements for more information.

    As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those that we believe have a high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At September 30, 2021 and September 30, 2020, the Company had a net allowance against its accounts receivable of $2.1 million and $1.8 million, respectively.

    The nature of the COVID-19 pandemic is inherently uncertain, and as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the timing or level of any subsequent recovery. As a result, the Company cannot be certain of the degree of impact on the Company’s business, results of operations and/or financial position for future periods.

Recent Developments
Treasury and Investments
Senior Notes Offering and Redemption of 4.65% Senior Notes due 2025
On September 29, 2021, we completed our offering of $550.0 million aggregate principal amount of the 2031 Notes. We received net proceeds from the offering of the 2031 Notes of approximately $545.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. In October 2021, the net proceeds from the offering were principally used to redeem all $487.1 million aggregate principal amount of our outstanding 2025 Notes. See “—Liquidity and Capital Resources—Senior Notes—2.90% Senior Notes due 2031” below and Note 7—Debt to our Consolidated Financial Statements for more information.

On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 4.65% unsecured senior notes due 2025 (the "2025 Notes") at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. On September 29, 2021, we issued $550.0 million aggregate principal amount of our 2.90% unsecured senior notes due 2031 (the "2031 Notes"). The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021. The proceeds from the offering of the 2031 Notes were used to redeem the 2025 Notes. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. The associated make-whole premium and accrued interest of $58.1 million and the write off of the unamortized discount and debt issuance costs of $3.7 million will be recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 redemption. See “—Liquidity and Capital Resources—Senior Notes—4.65% Senior Notes due 2025” below and Note 7—Debt to our Consolidated Financial Statements for more information.
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
2021 FORM 10-K | 41

ADNOC and Helmerich & Payne Strategic Alliance
During September 2021, the Abu Dhabi National Oil Company ("ADNOC") and its subsidiary ADNOC Drilling Company P.J.S.C ("ADNOC Drilling") and the Company jointly announced a strategic alliance, through which ADNOC Drilling acquired eight of our FlexRig® land rigs for $86.5 million. Following this transaction, H&P made a $100.0 million cornerstone investment in ADNOC Drilling's initial public offering subject to a three-year lock up period. Our investment is classified within Investments in our Consolidated Balance Sheets as of September 30, 2021. ADNOC Drilling’s IPO completed on October 3, 2021 and our $100.0 million investment represents 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake.
We will account for our investment in ADNOC Drilling prospectively, after the IPO date of October 3, 2021, as a marketable equity security with a readily determinable fair value. Fair value will be measured using a market approach on a recurring basis and is categorized using the fair value hierarchy. Any changes in such values will be reflected in net income. The availability of inputs observable in the market depends on a variety of factors, including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction, which includes the effect of the lock-up period.
This alliance is intended to further drive ADNOC Drilling's growth and expansion as well as enhance their rig-based operational performance by providing them access to our world-class FlexRig® fleet and leveraging our expertise and technologies. Additionally, this alliance facilitates our goal of allocating capital international, particularly in the Middle East and North Africa region, by accelerating our access to the attractive and fast-growing Abu Dhabi market as a key platform for further regional expansion.
The eight rigs had an aggregate net book value of $55.6 million and were recorded as assets held-for-sale in our Consolidated Balance Sheets as of September 30, 2021. The rigs' fair value less estimated cost to sell of $29.0 million, including approximately $24.0 million of cash costs to be incurred, approximated their net book values at September 30, 2021. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. As part of the sales agreement, the rigs will be delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. No rigs have been delivered to ADNOC Drilling as of September 30, 2021.
Property, Plant and Equipment
Sale of Offshore Rig
During the first quarter of fiscal year 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million, which is included within (gain) loss on sale of assets on our Consolidated Statements of Operations during the fiscal year ended September 30, 2021.
Assets Held-for-Sale
In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represents the fair value less estimated cost to sell, and were reclassified as held-for-sale in the second and third quarter of fiscal year 2021. As a result, we recognized a non-cash impairment charge of $56.4 million, during the fiscal year ended September 30, 2021, in the Consolidated Statement of Operations. During the year ended September 30, 2021, we completed the sale of a portion of the assets with a net book value of $6.5 million that were originally classified as held-for-sale during the second and third quarter of fiscal year 2021.

During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenue during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale in the Consolidated Balance Sheets as of September 30, 2021. As a result, we recognized a non-cash impairment charge of $14.4 million in the Consolidated Statement of Operations during the year ended September 30, 2021.
Subsequent to September 30, 2021, we closed on the sale of these assets in two separate transactions. The sale of our trucking services was completed on November 3, 2021 while the sale of our casing running services was completed on November 15, 2021 for combined cash consideration less costs to sell of $5.8 million in addition to the possibility of future earnout revenue.
2021 FORM 10-K | 42

Restructuring
During the second quarter of fiscal year 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Costs incurred as of September 30, 2021 in connection with the restructuring are primarily comprised of one-time severance benefits to employees who were involuntarily terminated. The termination date of some of the employees extend beyond September 30, 2021, and such employees are required to render service through their respective termination date in order to receive the one-time severance benefit. During the third quarter of fiscal year 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated. Total costs incurred related to our IT reorganization and our Argentina separation program were $1.5 million for the fiscal year ended September 30, 2021.
Additionally, we continue to take measures to lower our cost structure based on activity levels. During fiscal year 2021, we incurred $4.5 million in one-time moving related expenses primarily due to the downsizing and relocation of our Houston assembly facility and various storage yards used for idle rigs. This together with additional restructuring activities that could result from our in-process cost management review could result in additional restructuring charges throughout the year.

Contract Backlog
Drilling contract backlog is the expected future dayrate revenue from executed contracts. We calculate backlog as the total expected revenue from fixed-term contracts and do not include any anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. In addition to depicting the total expected revenue from fixed-term contracts, backlog is indicative of expected future cash flow that the Company expects to receive regardless of whether a customer honors the fixed-term contract to expiration of a contract or decides to terminate the contract early and pay an early termination payment. In the event of an early termination payment, the timing of the recognition of backlog and the total amount of revenue may differ; however, the overall associated cash flow is preserved. As such, management finds backlog a useful metric for future planning and budgeting, whereas investors consider it useful in estimating future revenue and cash flows of the Company. As of September 30, 2021 and 2020, our contract drilling backlog was $572.0 million and $658.0 million, respectively. These amounts do not include any anticipated contract renewals or expected performance bonuses. The decrease in backlog at September 30, 2021 from September 30, 2020 is primarily due to prevailing market conditions causing a decline in the number of longer term drilling contracts executed. Approximately 22.9 percent of the September 30, 2021 total backlog is reasonably expected to be fulfilled in fiscal year 2023 and thereafter.
Fixed-term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term. As a result of the depressed market conditions and negative outlook for the near term, beginning in the second quarter of fiscal year 2020, certain of our customers, as well as those of our competitors, opted to renegotiate or early terminate existing drilling contracts. Such renegotiations included requests to lower the contract dayrate in exchange for additional terms, temporary stacking of the rig, and other proposals. We recognized $7.7 million and $73.4 million in early termination revenue associated with term contracts for the fiscal years ended September 30, 2021 and 2020, respectively.

The following table sets forth the total backlog by reportable segment as of September 30, 2021 and 2020, and the percentage of the September 30, 2021 backlog reasonably expected to be fulfilled in fiscal year 2023 and thereafter:

(in millions)	September 30, 2021	September 30, 2020	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2023 and Thereafter
North America Solutions	$429.6	$542.4	17.4%
Offshore Gulf of Mexico	17.2	16.7	—
International Solutions	125.2	98.9	45.1
	$572.0	$658.0

The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may continue to decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” within this Form 10-K regarding fixed term contract risk. Additionally, see Item 1A—"Risk Factors—The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely affected and are expected to continue to adversely affect our business, financial condition and results of operations" within this Form 10-K.
2021 FORM 10-K | 43

Results of Operations for the Fiscal Years Ended September 30, 2021 and 2020
Consolidated Results of Operations
All per share amounts included in the Results of Operations discussion are stated on a diluted basis. Except as specifically discussed, the following results of operations pertain only to our continuing operations.
Net Loss We reported a loss from continuing operations of $337.5 million ($3.14 loss per diluted share) from operating revenues of $1.2 billion for the fiscal year ended September 30, 2021 compared to a loss from continuing operations of $496.4 million ($4.62 loss per diluted share) from operating revenues of $1.8 billion for the fiscal year ended September 30, 2020. Included in the net loss for the fiscal year ended September 30, 2021 is income of $11.3 million ($0.10 per diluted share) from discontinued operations. Including discontinued operations, we recorded a net loss of $326.2 million ($3.04 loss per diluted share) for the fiscal year ended September 30, 2021 compared to a net loss of $494.5 million ($4.60 loss per diluted share) for the fiscal year ended September 30, 2020.
Revenue Consolidated operating revenues were $1.2 billion in fiscal year 2021 and $1.8 billion in fiscal year 2020, including early termination revenue of $7.7 million and $73.4 million in each respective fiscal year. Excluding early termination revenue, operating revenue decreased $0.5 billion in fiscal year 2021 compared to fiscal year 2020. The decrease in fiscal year 2021 from fiscal year 2020 was driven by lower activity, lower early termination revenue, and lower average rig pricing.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses in fiscal year 2021 were $1.0 billion, compared with $1.2 billion in fiscal year 2020. The decrease in fiscal year 2021 from fiscal year 2020 was primarily attributable to the previously mentioned lower activity levels, partially offset by fixed overhead costs and higher rig recommissioning expenses, as we reactivated rigs across fiscal year 2021.
Depreciation and Amortization Depreciation and amortization expense was $419.7 million in fiscal year 2021 and $481.9 million in fiscal year 2020. The decrease in depreciation and amortization during fiscal year ended September 30, 2021 compared to fiscal year ended September 30, 2020 was primarily attributable to the lower carrying cost of our impaired assets as well as ongoing low levels of capital expenditures. Depreciation and amortization includes amortization of intangible assets of $7.2 million in fiscal years 2021 and 2020, and abandonments of equipment of $2.0 million and $4.0 million in fiscal years 2021 and 2020, respectively.
Research and Development For the fiscal years ended September 30, 2021 and 2020, we incurred $21.7 million and $21.6 million, respectively, of research and development expenses.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $172.2 million in the fiscal year ended September 30, 2021 compared to $167.5 million in the fiscal year ended September 30, 2020. The $4.7 million increase in fiscal year 2021 compared to fiscal year 2020 is primarily due to higher accrued variable compensation expense and professional service fees.
Asset Impairment During the fiscal year ended September 30, 2021, we undertook a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. This resulted in an impairment charge of $56.4 million ($43.3 million, net of tax, or $0.40 per diluted share. During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, all within our North America Solutions segment. The combined book values of these assets were written down to $8.8 million, which represents their combined fair value less cost to sell, and were reclassified as held-for-sale in the Consolidated Balance Sheets as of September 30, 2021. As a result, we recognized a non-cash impairment charge of $14.4 million ($10.9 million, net of tax, or $0.10 per diluted share). Comparatively, during the fiscal year ended September 30, 2020, we recorded an asset impairment charge of $563.2 million ($437.5 million, net of tax, or $5.21 per diluted share) resulting from impairment of several assets including rotational inventory, property, plant and equipment, and goodwill.
Restructuring Charges During the fiscal years ended September 30, 2021 and 2020, we incurred $5.9 million and $16.0 million, respectively, in restructuring charges. The charges incurred during the fiscal year ended September 30, 2021 included $1.5 million in one-time severance benefits paid to employees who were voluntarily or involuntarily terminated primarily as a result of the reorganization of our IT operations coupled with charges of $4.5 million primarily related to the relocation of our Houston assembly facility and the downsizing of our storage yards used for idle rigs. The charges incurred during the fiscal year ended September 30, 2020 were primarily comprised of $19.5 million in one-time severance benefits to employees who were voluntarily or involuntarily terminated, offset by a benefit of $3.5 million related to forfeitures and modifications of stock-based compensation awards.
2021 FORM 10-K | 44

Interest and Dividend Income Interest and dividend income was $10.3 million and $7.3 million in fiscal years 2021 and 2020, respectively. The increase in interest and dividend income in fiscal year 2021 was primarily due to $3.2 million of interest income received from the U.S. Department of the Treasury related to a tax refund, partially offset by lower interest rates.
Interest Expense Interest expense totaled $24.0 million in fiscal year 2021 and $24.5 million in fiscal year 2020. Interest expense is primarily attributable to fixed‑rate debt outstanding.
Income Taxes We had an income tax benefit of $103.7 million in fiscal year 2021 compared to an income tax benefit of $140.1 million in fiscal year 2020. The effective income tax rate was 23.5 percent in fiscal year 2021 compared to 22.0 percent in fiscal year 2020. The effective rates differ from the U.S. federal statutory rate (21.0 percent for fiscal years 2021 and 2020) due to non-deductible permanent items, state and foreign income taxes, and adjustments to the deferred state income tax rate.
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
Discontinued Operations Expenses incurred within the country of Venezuela are reported as discontinued operations. Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. ("HPIDC") and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A. We are seeking damages for the taking of our Venezuelan drilling business in violation of international law and for breach of contract. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system. Activity within discontinued operations for both fiscal years 2021 and 2020 is primarily a result of the impact of exchange rate fluctuations due to the remeasurement of an uncertain tax liability.
North America Solutions

The following table presents certain information with respect to our North America Solutions reportable segment:

(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$1,026,364	$1,474,380	(30.4)%
Direct operating expenses	773,507	942,277	(17.9)
Segment gross margin	252,857	532,103	(52.5)

Depreciation and amortization	392,415	438,039	(10.4)
Research and development	21,811	20,699	5.4
Selling, general and administrative expense	51,089	53,714	(4.9)
Asset impairment charge	70,850	406,548	(82.6)
Restructuring charges	3,868	7,005	(44.8)
Segment operating loss	$(287,176)	$(393,902)	(27.1)

Operating Statistics[1]:
Average active rigs	107	134	(20.1)
Number of active rigs at the end of period	127	69	84.1
Number of available rigs at the end of period	236	262	(9.9)
Reimbursements of "out-of-pocket" expenses	$113,897	$171,455	(33.6)
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
Segment Gross Margin The North America Solutions segment gross margin was $252.9 million for the fiscal year ended September 30, 2021 compared to $532.1 million for the fiscal year ended September 30, 2020. The decrease was primarily driven by lower activity levels, lower early termination revenue, lower average rig pricing, and higher rig recommissioning expenses. Revenues were $1.0 billion and $1.5 billion in fiscal year 2021 and 2020, respectively. The decrease in operating revenue is primarily due to the factors mentioned above. Included in revenues for fiscal year 2021 is early termination revenue of $5.8 million
2021 FORM 10-K | 45

compared to $68.8 million during fiscal year 2020. Fixed‑term contracts customarily provide for termination at the election of the customer, with an early termination payment to be paid to us if a contract is terminated prior to the expiration of the fixed term (except in limited circumstances including sustained unacceptable performance by us). Direct operating expenses decreased to $773.5 million during the fiscal year ended September 30, 2021 as compared to $942.3 million during the fiscal year ended September 30, 2020 primarily due to the factors mentioned above.
Depreciation Depreciation expense decreased to $392.4 million during the fiscal year ended September 30, 2021 as compared to $438.0 million during the fiscal year ended September 30, 2020. The decrease is primarily attributable to the absence of depreciation on the 71 rigs that were reclassified as held-for-sale during the second and third quarters of fiscal year 2021 and rig impairments during fiscal year 2020, in addition to ongoing low levels of capital expenditures.
Asset Impairment Charge During the fiscal year ended September 30, 2021, we undertook a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. This resulted in an impairment charge of $56.4 million ($43.3 million, net of tax, or $0.40 per diluted share. During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, all within our North America Solutions segment. The combined net book values of these assets were written down to $8.8 million, which represents their combined fair value less cost to sell, and were reclassified as held-for-sale in the Consolidated Balance Sheets as of September 30, 2021. As a result, we recognized a non-cash impairment charge of $14.4 million ($10.9 million, net of tax, or $0.10 per diluted share). Comparatively, during the fiscal year ended September 30, 2020, we recorded an impairment charge of $406.5 million ($313.7 million, net of tax, or $3.76 per diluted share) resulting from our impairment of our Domestic Conventional, FlexRig3, and FlexRig4 asset groups, in addition to our in-progress drilling equipment, rotational inventory and goodwill.
Restructuring Charges For the fiscal years ended September 30, 2021 and 2020, we incurred $3.9 million and $7.0 million, respectively, in restructuring charges. The charges incurred during the fiscal year ended September 30, 2021 primarily included charges of $3.8 million related to the relocation of the Houston assembly facility and the downsizing of storage yards used for idle rigs. The charges incurred during the fiscal year ended September 30, 2020 were primarily comprised of $10.0 million in one-time severance benefits to employees who were voluntarily or involuntarily terminated, offset by a benefit of $3.0 million related to forfeitures and modifications of stock-based compensation awards.
Offshore Gulf of Mexico

The following table presents certain information with respect to our Offshore Gulf of Mexico reportable segment:

(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$126,399	$143,149	(11.7)%
Direct operating expenses	97,249	119,371	(18.5)
Segment gross margin	29,150	23,778	22.6

Depreciation	10,557	11,681	(9.6)
Selling, general and administrative expense	2,624	3,365	(22.0)
Restructuring charges	—	1,254	(100.0)
Segment operating income	$15,969	$7,478	113.5

Operating Statistics[1]:
Average active rigs	4	5	(20.0)
Number of active rigs at the end of period	4	5	(20.0)
Number of available rigs at the end of period	7	8	(12.5)
Reimbursements of "out-of-pocket" expenses	$27,388	$30,436	(10.0)
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
Segment Gross Margin During the fiscal year ended September 30, 2021, the Offshore Gulf of Mexico segment gross margin was $29.2 million compared to a gross margin of $23.8 million for the fiscal year ended September 30, 2020. This increase was driven by the absence of $4.2 million of bad debt expense that was incurred during the fiscal year ended September 30, 2020. We had an 11.7 percent decrease in operating revenue during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The decrease in operating revenue is primarily due to lower activity levels partially offset by the mix of rigs working as compared to being on standby or mobilization rates. Direct operating expenses decreased to $97.2 million during the fiscal year ended September 30, 2021 as compared to $119.4 million during the fiscal year ended September 30, 2020. The decrease was primarily driven by the factors described above.
2021 FORM 10-K | 46

Restructuring Charges We did not incur any restructuring charges during the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2020, we incurred $1.3 million in restructuring charges. Charges incurred during the fiscal year ended September 30, 2020 primarily consisted of employee termination benefits that resulted from our reduction in staffing levels.
International Solutions

The following table presents certain information with respect to our International Solutions reportable segment:

(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$57,917	$144,185	(59.8)%
Direct operating expenses	68,672	124,791	(45.0)
Segment gross margin	(10,755)	19,394	(155.5)

Depreciation	2,013	17,531	(88.5)
Selling, general and administrative expense	8,028	4,565	75.9
Asset impairment charge	—	156,686	(100.0)
Restructuring charges	207	2,980	(93.1)
Segment operating loss	$(21,003)	$(162,368)	(87.1)

Operating Statistics[1]:
Average active rigs	5	13	(61.5)
Number of active rigs at the end of period	6	5	20.0
Number of available rigs at the end of period	30	32	(6.3)
Reimbursements of "out-of-pocket" expenses	$6,693	$10,099	(33.7)
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
Segment Gross Margin The International Solutions segment gross margin was $(10.8) million for the fiscal year ended September 30, 2021 compared to a gross margin of $19.4 million for the fiscal year ended September 30, 2020. The change was primarily driven by lower activity levels coupled with fixed minimum levels of country overhead during the fiscal year ended September 30, 2021. We had a 59.8 percent decrease in operating revenue during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The decrease in operating revenue is primarily due to lower activity levels. Direct operating expenses decreased to $68.7 million during the fiscal year ended September 30, 2021 as compared to $124.8 million during the fiscal year ended September 30, 2020 and was driven by the factors described above.
Asset Impairment Charge During the fiscal year ended September 30, 2021, we recorded no impairment charges. Comparatively, during the fiscal year ended September 30, 2020, we recorded an impairment charge of $156.7 million ($123.8 million, net of tax, or $1.45 per diluted share) resulting from our impairment of our International Conventional, FlexRig®3, and FlexRig®4 asset groups, in addition to rotational inventory.
Restructuring Charges For the fiscal years ended September 30, 2021 and 2020, we incurred $0.2 million and $3.0 million in restructuring charges, respectively. During the fiscal year ended September 30, 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated. Charges incurred during the fiscal year ended September 30, 2020 primarily consisted of employee termination benefits that resulted from our reduction in staffing levels.
2021 FORM 10-K | 47

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

(in thousands)	2021	2020	% Change
Operating revenues	$43,304	$49,114	(11.8)%
Direct operating expenses	50,064	41,027	22.0
Gross margin	(6,760)	8,087	(183.6)

Depreciation	1,426	1,241	14.9
Research and development	127	946	(86.6)
Selling, general and administrative expense	1,205	1,237	(2.6)
Restructuring charges	186	260	(28.5)
Operating income (loss)	$(9,704)	$4,403	(320.4)
Gross Margin On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Direct operating expenses consisted primarily of adjustments to accruals for estimated losses of $12.6 million and $16.4 million allocated to the Captive and rig and casualty insurance premiums of $21.9 million and $6.7 million during the fiscal years ended September 30, 2021 and 2020, respectively. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary as well as lower activity levels. Intercompany premium revenues recorded by the Captive during the fiscal years ended September 30, 2021 and 2020 amounted to $35.4 million and $36.9 million, respectively, which were eliminated upon consolidation.

Results of Operations for the Fiscal Years Ended September 30, 2020 and 2019
A discussion of our results of operations for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 is included in Part II, Item 7— "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission ("SEC") on November 20, 2020, and is incorporated by reference into this Form 10-K.

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
The effects of the COVID-19 pandemic and the oil price collapse in 2020 have had significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers, suppliers and vendors and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all and affect our future need or ability to borrow under the 2018 Credit Facility. In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement additional cost reduction measures and further change our financial strategy. Although the COVID-19 pandemic and the oil price collapse could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.
2021 FORM 10-K | 48

Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the revenue we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures, all of which was impacted by the COVID-19 pandemic and the oil price collapse in 2020. As our revenues increase, operating net working capital is typically a use of capital, while conversely, as our revenues decrease, operating net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.
As of September 30, 2021, we had $917.5 million of cash and cash equivalents on hand and $198.7 million of short-term investments. Our cash flows for the fiscal years ended September 30, 2021, 2020 and 2019 are presented below:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$136,440	$538,881	$855,751
Investing activities	(161,994)	(87,885)	(422,636)
Financing activities	425,523	(297,220)	(376,329)
Net increase in cash and cash equivalents and restricted cash	$399,969	$153,776	$56,786
Operating Activities
For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable and the current portion of long-term debt. Operating net working capital was $43.4 million, $194.2 million and $381.7 million as of September 30, 2021, 2020 and 2019, respectively. The sequential decrease in net working capital was primarily driven by the receipt of the $86.5 million in cash consideration from ADNOC Drilling in advance of delivering the eight purchased rigs. The total cash proceeds were recorded within Accrued Liabilities within our Consolidated Balance Sheets as of September 30, 2021. This was partially offset by activity-driven increases in other components of our operating net working capital. Included in accounts receivable as of September 30, 2021 was $24.5 million of income tax receivables. Cash flows provided by operating activities were $136.4 million, $538.9 million and $855.8 million in fiscal years 2021, 2020 and 2019, respectively. The decrease in cash provided by operating activities is primarily driven by lower operating activity and lower pricing.
Investing Activities
Capital Expenditures Our capital expenditures were $82.1 million, $140.8 million and $458.4 million in fiscal years 2021, 2020 and 2019, respectively. The year-over-year decrease in capital expenditures is driven by lower maintenance capital expenditures as a result of lower activity. Our fiscal year 2022 capital spending is currently estimated to be between $250 million and $270 million. This estimate includes normal capital maintenance requirements, information technology spending and skidding to walking conversions for a limited number of rigs.
Purchase of Investments Our net (purchases) sales of investments were $(209.9) million, $(40.0) million and $1.1 million in fiscal years 2021, 2020 and 2019, respectively. The increase in purchases is attributable to our strategy to optimize our returns on investment, including our purchase of our cornerstone investment of $100.0 million in ADNOC Drilling.
Acquisition of Business We paid $16.2 million, net of cash acquired, during fiscal year 2019, for the acquisition of drilling technology companies.
Sale of Assets Our proceeds from asset sales totaled $43.5 million, $78.4 million and $50.8 million in fiscal year 2021, 2020 and 2019, respectively. During the fiscal year ended September 30, 2020, we closed on the sale of a portion of our real estate investment portfolio, including six industrial sites, for total consideration, net of selling related expenses, of $40.7 million.
Sale of Subsidiary In December 2019, we closed on the sale of a wholly-owned subsidiary of HPIDC, TerraVici Drilling Solutions, Inc. ("TerraVici"). As a result of the sale, 100% of TerraVici's outstanding capital stock was transferred to the purchaser in exchange for approximately $15.1 million, resulting in a total gain on the sale of TerraVici of approximately $15.0 million.
Equity Securities As of September 30, 2021, our equity securities primarily consist of common shares in Schlumberger, Ltd. that, at the close of fiscal year 2021, had a fair value of $13.9 million. The value of our securities is subject to fluctuation in the market and may vary considerably over time. This investment is recorded at fair value on our Consolidated Balance Sheets. Refer to Note 13—Fair Value Measurement of Financial Instruments to our Consolidated Financial Statements. In September 2019, we sold our remaining 1.6 million shares in Valaris, previously known as Ensco Rowan plc, for total proceeds of approximately $12.0 million.
2021 FORM 10-K | 49

Advance payment for sale of property, plant and equipment During September 2021, the Company agreed to sell eight FlexRig land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. We received the $86.5 million in cash consideration in advance of delivering the rigs. As part of the sales agreement, the rigs will be delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. No rigs have been delivered to ADNOC Drilling as of September 30, 2021 and, therefore, the total cash proceeds of $86.5 million is recorded in Accrued Liabilities within our Consolidated Balance Sheets as of September 30, 2021.
Financing Activities
Repurchase of Shares We have an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We repurchased 1.5 million shares for $28.5 million during fiscal year 2020 and one million shares for $42.8 million during fiscal year 2019. There were no purchases of common shares in fiscal year 2021.
Dividends We paid dividends of $1.00, $2.38, and $2.84 per share during fiscal years 2021, 2020 and 2019, respectively. Total dividends paid were $109.1 million, $260.3 million and $313.4 million in fiscal years 2021, 2020 and 2019, respectively. A cash dividend of $0.25 per share was declared on September 1, 2021 for shareholders of record on November 23, 2021, payable on December 1, 2021. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Debt Issuance Proceeds and Costs On September 29, 2021, we issued $548.7 million aggregate principal amount of the 2031 Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act (“Rule 144A”) and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act (“Regulation S”). Debt issuance fees paid as of September 30, 2021 were $3.9 million. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes, together with cash on hand. Additional details are fully discussed in Note 7—Debt.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate ("LIBOR") or an adjusted base rate (as defined in the credit agreement). We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor's. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2021, the spread over LIBOR would have been 1.125 percent had borrowings been outstanding under the 2018 Credit Facility and commitment fees are 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of September 30, 2021, we had 3 separate outstanding letters of credit with banks, in the amounts of $24.8 million, $3.0 million and $2.1 million, respectively.
As of September 30, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $7.6 million of financial guarantees were outstanding as of September 30, 2021.
2021 FORM 10-K | 50

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2021, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2022.
Senior Notes

2.90% Senior Notes due 2031 On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent 2031 Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act (“Rule 144A”) and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act (“Regulation S”). Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022. The 2031 Notes will mature on September 29, 2031 and bear interest at a rate of 2.90 percent annum.

Prior to June 29, 2031, the Company may redeem the 2031 Notes at its option, in whole or in part, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2031 Notes to be redeemed or (ii) the sum of the present values, as calculated by the Independent Investment Banker (as defined in the 2031 Notes Indenture (as defined herein)), of the remaining scheduled payments of principal and interest thereon (exclusive of the interest accrued to the redemption date) computed by discounting such payments to the redemption date on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at a rate equal to the sum of the Treasury Rate (as defined in the 2031 Notes Indenture) for such 2031 Notes plus 25 basis points, plus, in either case, accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after June 29, 2031, the Company may redeem the 2031 Notes at its option, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The 2031 Notes were issued pursuant to an Indenture, dated as of December 20, 2018 (the “Base Indenture”), as supplemented by the Second Supplemental Indenture thereto, dated as of September 29, 2021 (together with the Base Indenture, the “2031 Notes Indenture”), in each case by and between the Company and Wells Fargo Bank, National Association, as trustee.
The 2031 Notes Indenture contains certain covenants that, among other things and subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur certain liens; engage in sale and lease-back transactions; and consolidate, merge or transfer all or substantially all of the assets of the Company. The 2031 Notes Indenture also contains customary events of default with respect to the 2031 Notes.
4.65% Senior Notes due 2025 On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of the 2025 Notes. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2019. The debt issuance costs are being amortized straight-line over the stated life of the obligation, which approximated the effective interest method.

On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 2025 Notes at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes, together with cash on hand. The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021.

On October 27, 2021, we redeemed all of the outstanding 2025 Notes. The associated make-whole premium and accrued interest of $58.1 million and the write off of the unamortized discount and debt issuance costs of $3.7 million will be recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 redemption.
2021 FORM 10-K | 51

Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2022 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our long-term unsecured senior notes totaled $550.0 million at September 30, 2021 and matures on September 29, 2031.
As of September 30, 2021, we had a $563.4 million deferred tax liability on our Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At September 30, 2021, we had $4.6 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long‑term debt to total capitalization ratio was 15.9 percent at September 30, 2021 compared to 12.8 percent at September 30, 2020. For additional information regarding debt agreements, refer to Note 7—Debt to our Consolidated Financial Statements.

Material Commitments
Our contractual obligations as of September 30, 2021 are summarized in the table below:

	Payments due by year
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Debt[1]	1,037,148	487,148	—	—	—	—	550,000
Interest[2]	162,915	16,239	16,289	16,159	16,251	16,253	81,724
Make-whole premium and accrued interest[3]	59,064	59,064	—	—	—	—	—
Operating leases[4]	39,863	10,596	8,660	7,391	4,332	1,876	7,008
Purchase obligations[5]	48,100	48,100	—	—	—	—	—
Total contractual obligations	$1,347,090	$621,147	$24,949	$23,550	$20,583	$18,129	$638,732
(1)On October 27, 2021, we redeemed the $487.1 million outstanding 2025 Notes. See Note 7—Debt to our Consolidated Financial Statements.
(2)Interest on fixed-rate 2031 Notes was estimated based on principal maturities. See Note 7—Debt to our Consolidated Financial Statements.
(3)On October 27, 2021, we redeemed all of the outstanding 2025 Notes, which resulted in the payment of a make-whole premium and accrued interest on the 2025 Notes. See Note 7—Debt to our Consolidated Financial Statements.
(4)See Note 5—Leases to our Consolidated Financial Statements.
(5)See Note 16—Commitments and Contingencies to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Accounting policies that we consider significant are summarized in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to our Consolidated Financial Statements included in Part II, Item 8—"Financial Statements and Supplementary Data" of this Form 10-K. The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of the critical accounting policies and estimates used in our financial statements.
2021 FORM 10-K | 52

Property, Plant and Equipment
Property, plant and equipment, including renewals and betterments, are capitalized at cost, while maintenance and repairs are expensed as incurred. The interest expense applicable to the construction of qualifying assets is capitalized as a component of the cost of such assets. We account for the depreciation of property, plant and equipment using the straight‑line method over the estimated useful lives of the assets considering the estimated salvage value of the property, plant and equipment. Both the estimated useful lives and salvage values require the use of management estimates. Assets held-for-sale are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. Certain events, such as unforeseen changes in operations, technology or market conditions, could materially affect our estimates and assumptions related to depreciation or result in abandonments. For the fiscal years presented in this Form 10-K, no significant changes were made to the determinations of useful lives or salvage values. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are recorded in the results of operations.
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
Self‑Insurance Accruals
We insure working land rigs and related equipment at values that approximate the current replacement costs on the inception date of the policies. However, we self-insure large deductibles under these policies. We also carry insurance with varying deductibles and coverage limits with respect to stacked rigs, offshore platform rigs, and “named wind storm” risk in the Gulf of Mexico. We self‑insure a number of other risks, including loss of earnings and business interruption.
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
We also engage a third-party actuary to perform a periodic review of our casualty losses. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs. Our wholly‑owned captive insurance companies finance a significant portion of the physical damage risk on company‑owned drilling rigs as well as casualty deductibles. An actuary reviews the loss reserves retained by the Company and the captives on an annual basis.
2021 FORM 10-K | 53

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
Foreign Currency Exchange Rate Risk
Our drilling contracts in foreign countries generally provide for payment in U.S. dollars. Historically, in Argentina, while the contracts were denominated in the U.S. dollar, we were paid in Argentine pesos. We are currently receiving some customer payments in U.S. dollars, but we will likely receive future payments in Argentine pesos as we have in the past. The Argentine branch of one of our second‑tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. In the future, other contracts or applicable law may require payments to be made in foreign currencies. As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate the contract provisions designed to mitigate such risks. At September 30, 2021, a hypothetical decrease in value of 10 percent would result in a decrease in value of our monetary assets and liabilities denominated in Argentine pesos by approximately $2.5 million.
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
2021 FORM 10-K | 54

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
Interest Rate Risk
Our interest rate risk exposure results primarily from short‑term rates, mainly LIBOR‑based, on any borrowings from our revolving credit facility. There were no outstanding borrowings under this facility at September 30, 2021, and our outstanding debt consisted of $1.0 billion (face amount) in senior unsecured notes, of which $487.1 million is classified as current. In September 2021, we issued $550.0 million principal amount of senior unsecured notes, which have a fixed rate of 2.90 percent, and delivered a conditional notice, satisfied on September 29, 2021, of optional full redemption for all of the outstanding 4.65 percent senior unsecured notes, which have a carrying value of $487.1 million. The fair value of the 4.65 percent senior unsecured notes was estimated to be $541.6 million and $534.5 million for fiscal years 2021 and 2020, respectively, and the fair value of the 2.90 percent senior unsecured notes was estimated to be $554.3 million at September 30, 2021.
Equity Price Risk
On September 30, 2021, we had equity securities with a total fair value of $13.9 million compared to $7.3 million at September 30, 2020. A hypothetical 10 percent decrease in the market price for our marketable equity securities as of September 30, 2021 would decrease the fair value by $1.4 million. We make no specific plans to sell securities, but rather sell securities based on market conditions and other circumstances. These securities are subject to a wide variety and number of market‑related risks that could substantially reduce or increase the fair value of our holdings.
At November 8, 2021, the total fair value of our equity securities increased to approximately $16.0 million. We continually monitor the fair value of the investments but are unable to predict future market volatility and any potential impact to the Consolidated Financial Statements.
2021 FORM 10-K | 55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2021 FORM 10-K | 56

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
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and the Board of Directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2021.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, as stated in their report which appears herein.

Helmerich & Payne, Inc.

by

/s/ John W. Lindsay	/s/ Mark W. Smith
John W. Lindsay Director, President and Chief Executive Officer	Mark W. Smith Senior Vice President and Chief Financial Officer

November 18, 2021	November 18, 2021

2021 FORM 10-K | 57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Helmerich & Payne, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Helmerich & Payne, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2021 expressed an unqualified opinion thereon.
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

Self-Insurance Accruals
Description of the Matter
The Company's self-insurance liability for workers’ compensation and other casualty claims was $81.0 million at September 30, 2021. As described in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the consolidated financial statements, this liability is based on a third-party actuarial analysis, which includes an estimate for incurred but not reported claims. The actuarial analysis considers a variety of factors, including third-party adjusters’ estimates, historic experience, and statistical methods commonly used within the insurance industry.

Auditing the Company's reserve for self-insured risks for worker’s compensation and other casualty claims is complex and required us to use our actuarial specialists due to the significant measurement uncertainty associated with the estimate, management’s application of significant judgment, and the use of various actuarial methods.

2021 FORM 10-K | 58

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of the Company’s controls over the workers’ compensation and other casualty claims accrual process, including management's review controls over the significant assumptions used in the calculation and the completeness and accuracy of the data underlying the reserve.

To test the self-insurance liability for worker’s compensation and other casualty claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data provided to management’s actuary and obtaining legal confirmation letters to evaluate the reserves recorded on significant litigated matters. Additionally, we involved our actuarial specialists to assist in our evaluation of the methodologies applied by management’s actuary in establishing the actuarially determined reserve. We compared the Company’s assumptions to ranges of assumptions independently developed by our actuarial specialists.
Valuation of Assets Held-for-Sale
Description of the Matter
As more fully described in Note 4—Property, Plant and Equipment to the consolidated financial statements, during 2021 the Company committed to a plan to sell 71 non-super spec rigs. This action resulted in classification of the assets as held-for-sale. The Company measured these assets at fair value less cost to sell, resulting in a $56.4 million impairment charge.

Auditing the Company's valuation of the assets-held-for-sale was complex and required subjective judgment and involvement of a valuation specialist in evaluating management’s assumptions used in determining the fair value less costs to sell. Significant assumptions used in the Company’s estimate included management’s use of market quotes.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls over the Company's process to estimate fair value less costs to sell. For example, we tested management's review controls over the significant assumptions underlying the fair value analysis.

Our testing of the Company’s held-for-sale analysis included, among other procedures, evaluating management’s selection of valuation methodologies, evaluating the significant assumptions used and testing the completeness and accuracy of the underlying data. For example, we compared the market quotes used in the analysis to external documentation. We also performed sensitivity analyses of the assumptions to evaluate the change in the fair value resulting from changes in assumptions. We involved our valuation specialists to assist in our procedures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.
Tulsa, Oklahoma
November 18, 2021

2021 FORM 10-K | 59

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Helmerich & Payne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Helmerich & Payne, Inc.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Helmerich & Payne, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tulsa, Oklahoma
November 18, 2021

2021 FORM 10-K | 60

HELMERICH & PAYNE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
(in thousands except share data and per share amounts)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$917,534	$487,884
Short-term investments	198,700	89,335
Accounts receivable, net of allowance of $2,068 and $1,820, respectively	228,894	192,623
Inventories of materials and supplies, net	84,057	104,180
Prepaid expenses and other, net	85,928	89,305
Assets held-for-sale	71,453	—
Total current assets	1,586,566	963,327

Investments	135,444	31,585
Property, plant and equipment, net	3,127,287	3,646,341
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	73,838	81,027
Operating lease right-of-use asset	49,187	44,583
Other assets, net	16,153	17,105
Total other noncurrent assets	184,831	188,368

Total assets	$5,034,128	$4,829,621

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$71,996	$36,468
Dividends payable	27,332	27,226
Current portion of long-term debt	483,486	—
Accrued liabilities	283,492	155,442
Total current liabilities	866,306	219,136

Noncurrent Liabilities:
Long-term debt, net	541,997	480,727
Deferred income taxes	563,437	650,675
Other	147,757	147,180
Noncurrent liabilities - discontinued operations	2,013	13,389
Total noncurrent liabilities	1,255,204	1,291,971
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 and 112,151,563 shares issued as of September 30, 2021 and 2020, respectively, and 107,898,859 and 107,488,242 shares outstanding as of September 30, 2021 and 2020, respectively	11,222	11,215
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	529,903	521,628
Retained earnings	2,573,375	3,010,012
Accumulated other comprehensive loss	(20,244)	(26,188)
Treasury stock, at cost, 4,324,006 shares and 4,663,321 shares as of September 30, 2021 and 2020, respectively	(181,638)	(198,153)
Total shareholders’ equity	2,912,618	3,318,514
Total liabilities and shareholders' equity	$5,034,128	$4,829,621
The accompanying notes are an integral part of these consolidated financial statements.

2021 FORM 10-K | 61

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30,
(in thousands, except per share amounts)	2021	2020	2019
OPERATING REVENUES
Drilling services	$1,210,800	$1,761,714	$2,785,557
Other	7,768	12,213	12,933
	1,218,568	1,773,927	2,798,490
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	952,600	1,184,788	1,803,204
Other operating expenses	5,138	5,777	5,382
Depreciation and amortization	419,726	481,885	562,803
Research and development	21,724	21,645	27,467
Selling, general and administrative	172,195	167,513	194,416
Asset impairment charge	70,850	563,234	224,327
Restructuring charges	5,926	16,047	—
Gain on sale of assets	(1,042)	(46,775)	(39,691)
	1,647,117	2,394,114	2,777,908
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(428,549)	(620,187)	20,582
Other income (expense)
Interest and dividend income	10,254	7,304	9,468
Interest expense	(23,955)	(24,474)	(25,188)
Gain (loss) on investment securities	6,727	(8,720)	(54,488)
Gain on sale of subsidiary	—	14,963	—
Other	(5,657)	(5,384)	(1,596)
	(12,631)	(16,311)	(71,804)
Loss from continuing operations before income taxes	(441,180)	(636,498)	(51,222)
Income tax benefit	(103,721)	(140,106)	(18,712)
Loss from continuing operations	(337,459)	(496,392)	(32,510)
Income from discontinued operations before income taxes	11,309	30,580	32,848
Income tax provision	—	28,685	33,994
Income (loss) from discontinued operations	11,309	1,895	(1,146)
NET LOSS	$(326,150)	$(494,497)	$(33,656)
Basic earnings (loss) per common share:
Loss from continuing operations	$(3.14)	$(4.62)	$(0.33)
Income (loss) from discontinued operations	0.10	0.02	(0.01)
Net loss	$(3.04)	$(4.60)	$(0.34)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(3.14)	$(4.62)	$(0.33)
Income (loss) from discontinued operations	0.10	0.02	(0.01)
Net loss	$(3.04)	$(4.60)	$(0.34)
Weighted average shares outstanding:
Basic	107,818	108,009	109,216
Diluted	107,818	108,009	109,216
The accompanying notes are an integral part of these consolidated financial statements.
2021 FORM 10-K | 62

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Year ended September 30,
(in thousands)	2021	2020	2019
Net loss	$(326,150)	$(494,497)	$(33,656)
Other comprehensive income (loss), net of income taxes:
Net change related to employee benefit plans, net of income taxes of $1.8 million at September 30, 2021, $0.8 million at September 30, 2020 and $(3.5) million at September 30, 2019	5,944	2,447	(11,875)
Other comprehensive income (loss)	5,944	2,447	(11,875)
Comprehensive loss	$(320,206)	$(492,050)	$(45,531)
The accompanying notes are an integral part of these consolidated financial statements.
2021 FORM 10-K | 63

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2018	112,009	$11,201	$500,393	$4,027,779	$16,550	3,015	$(173,188)	$4,382,735
Comprehensive loss:
Net loss	—	—	—	(33,656)	—	—	—	(33,656)
Other comprehensive loss	—	—	—	—	(11,875)	—	—	(11,875)
Dividends declared ($2.84 per share)	—	—	—	(313,088)	—	—	—	(313,088)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(7,153)	—	—	(151)	8,474	1,321
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(17,227)	—	—	(222)	12,531	(4,689)
Stock-based compensation	—	—	34,292	—	—	—	—	34,292
Share repurchases	—	—	—	—	—	1,000	(42,779)	(42,779)
Cumulative effect adjustment for adoption of ASU No. 2014-09	—	—	—	(38)	—	—	—	(38)
Cumulative effect adjustment for adoption of ASU No. 2016-01	—	—	—	29,071	(29,071)	—	—	—
Reclassification of stranded tax effect for adoption of ASU No. 2018-02	—	—	—	4,239	(4,239)	—	—	—
Balance at September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income (loss):
Net loss	—	—	—	(494,497)	—	—	—	(494,497)
Other comprehensive income	—	—	—	—	2,447	—	—	2,447
Dividends declared ($1.92 per share)	—	—	—	(209,798)	—	—	—	(209,798)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,151)	—	—	(110)	7,195	4,044
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(21,855)	—	—	(329)	18,119	(3,729)
Stock-based compensation	—	—	36,329	—	—	—	—	36,329
Share repurchases	—	—	—	—	—	1,460	(28,505)	(28,505)
Balance at September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income (loss):
Net loss	—	—	—	(326,150)	—	—	—	(326,150)
Other comprehensive income	—	—	—	—	5,944	—	—	5,944
Dividends declared (1.00 per share)	—	—	—	(109,236)	—	—	—	(109,236)
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,683)	—	—	(339)	16,515	(2,161)
Stock-based compensation	—	—	27,858	—	—	—	—	27,858
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(900)		—	—	—	(900)
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
The accompanying notes are an integral part of these consolidated financial statements.
2021 FORM 10-K | 64

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,150)	$(494,497)	$(33,656)
Adjustment for (income) loss from discontinued operations	(11,309)	(1,895)	1,146
Loss from continuing operations	(337,459)	(496,392)	(32,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	419,726	481,885	562,803
Asset impairment charges	70,850	563,234	224,327
Amortization of debt discount and debt issuance costs	1,423	1,817	1,732
Provision for credit loss	203	2,203	2,321
Stock-based compensation	27,858	36,329	34,292
Loss (gain) on investment securities	(6,727)	8,720	54,488
Gain on sale of assets	(1,042)	(46,775)	(39,691)
Gain on sale of subsidiary	—	(14,963)	—
Deferred income tax benefit	(89,752)	(157,555)	(44,554)
Other	13,794	(2,423)	4,431
Change in assets and liabilities:
Accounts receivable	(28,416)	300,807	70,323
Inventories of materials and supplies	19,847	9,420	(5,905)
Prepaid expenses and other	(21,400)	(5,506)	(176)
Other noncurrent assets	2,772	2,820	(10,430)
Accounts payable	31,027	(9,414)	(9,147)
Accrued liabilities	33,957	(138,414)	40,887
Deferred income tax liability	1,101	908	371
Other noncurrent liabilities	(1,274)	2,227	2,251
Net cash provided by operating activities from continuing operations	136,488	538,928	855,813
Net cash used in operating activities from discontinued operations	(48)	(47)	(62)
Net cash provided by operating activities	136,440	538,881	855,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,148)	(140,795)	(458,402)
Purchase of investments	(417,601)	(134,641)	(97,652)
Payment for acquisition of business, net of cash acquired	—	—	(16,163)
Proceeds from sale of investments	207,716	94,646	98,764
Proceeds from sale of subsidiary	—	15,056	—
Proceeds from asset sales	43,515	78,399	50,817
Advance payment for sale of property, plant and equipment	86,524	—	—
Other	—	(550)	—
Net cash used in investing activities	(161,994)	(87,885)	(422,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(109,130)	(260,335)	(313,421)
Proceeds from debt issuance	548,719	—	—
Debt issuance costs	(3,935)	—	(3,912)
Proceeds from stock option exercises	—	4,100	3,053
Payments for employee taxes on net settlement of equity awards	(2,162)	(3,784)	(6,418)
Payment of contingent consideration from acquisition of business	(7,250)	(8,250)	—
Payments for early extinguishment of long-term debt	—	—	(12,852)
Share repurchases	—	(28,505)	(42,779)
Other	(719)	(446)	—
Net cash provided by (used in) financing activities	425,523	(297,220)	(376,329)
Net increase in cash and cash equivalents and restricted cash	399,969	153,776	56,786
Cash and cash equivalents and restricted cash, beginning of period	536,747	382,971	326,185
Cash and cash equivalents and restricted cash, end of period	$936,716	$536,747	$382,971
Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest paid	$26,706	$22,928	$26,739
Income tax paid (received), net	(32,462)	46,700	16,218
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	17,266	18,646	—
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(1,526)	3,123	17,771
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	9,290	—	—
Cumulative effect adjustment for adoption of ASU No. 2016-13	(1,251)	—	—
The accompanying notes are an integral part of these consolidated financial statements.
2021 FORM 10-K | 65

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
Our North America Solutions operations are primarily located in Colorado, Louisiana, Montana, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.
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
We classified our former Venezuelan operation as a discontinued operation in the third quarter of fiscal year 2010, as more fully described in Note 3—Discontinued Operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates only to our continuing operations.
Principles of Consolidation
The consolidated financial statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the Consolidated Statements of Operations and Comprehensive Loss from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
2021 FORM 10-K | 66

COVID-19 and OPEC+ Production Impacts
The outbreak of a novel strain of coronavirus (“COVID-19”) and its development into a pandemic has resulted in significant global economic disruption, including North America and many of the other geographic areas where we operate, or where our customers are located, or suppliers or vendors operate. Actions taken to prevent the spread of COVID-19 by governmental authorities around the world, including imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, have significantly reduced global economic activity, thereby resulting in lower demand for crude oil. In addition to the impact on demand for crude oil, the travel restrictions in certain countries where we operate, including the closure of their borders to travel into the country, have resulted in an inability to effectively staff or rotate personnel at, and thereby operate, certain of our rigs and could lead to an inability to fulfill our contractual obligations under contracts with customers. Governmental authorities have also implemented multi-step policies with the goal of reopening various sectors of the economy. However, certain jurisdictions began reopening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to reopen or have completed the reopening process despite increases in COVID-19 cases. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 pandemic may continue unabated or worsen during the upcoming months, including as a result of the emergence of more infectious strains of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reconsider restrictions on business and social activities. In the event governmental authorities increase restrictions, the reopening of the economy may be curtailed. We have experienced, and expect to continue to experience, some disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy. Depressed economic conditions exacerbated by COVID-19 restrictions in one foreign jurisdiction where we operate have led to an increase in community strikes which have resulted in periodic suspensions of our operations. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, has and will continue to alter behaviors of consumers and policies of companies around the world; such altered behaviors and policies have many of the same effects intended by governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing, quarantining, and remote work policies. We are complying with local governmental jurisdiction policies and procedures where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations.
In early March 2020, the increase in crude oil supply resulting from production escalations from the Organization of the Petroleum Exporting Countries and other oil producing nations (“OPEC+”) combined with a decrease in crude oil demand stemming from the global response and uncertainties surrounding the COVID-19 pandemic resulted in a sharp decline in crude oil prices. Consequently, we saw a significant decrease in customer 2020 capital budgets and a corresponding dramatic decline in the demand for land rigs. Although OPEC+ agreed in April 2020 to cut oil production, OPEC+ has been gradually reducing such cuts and in July 2021, agreed to further reduce such cuts on a monthly basis with a goal of phasing out all production cuts towards the end of 2022. There is no assurance that the most recent OPEC+ agreement will be observed by its parties and OPEC+ may change its agreement depending upon market conditions. Although crude oil prices have recovered since March 2020, oil and natural gas prices are expected to continue to be volatile as a result of near-term production instability, the ongoing COVID-19 pandemic, changes in oil and natural gas inventories, industry demand, global and national economic performance, and the actions of OPEC+.
These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of COVID-19 within the United States and the parts of the world in which we operate and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.
At September 30, 2021, the Company had cash and cash equivalents and short-term investments of $1.1 billion. The 2018 Credit Facility (as defined within Note 7—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of September 30, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025.
On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 4.65% unsecured senior notes due 2025 (the "2025 Notes") at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90% unsecured senior notes due 2031 (the "2031 Notes"). The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021. The 2031 Notes mature on September 29, 2031. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, these notes were included in the current portion of long-term debt on our Consolidated Balance Sheets as of September 30, 2021. The associated make-whole premium and accrued interest of $58.1 million and the write off of the unamortized discount and debt issuance costs of $3.7 million will be recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 redemption. Refer to Note 7—Debt for further details.
2021 FORM 10-K | 67

Foreign Currencies
Our functional currency, together with all our foreign subsidiaries, is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at exchange rates in effect at the end of the period, and the resulting gains and losses are recorded on our Consolidated Statements of Operations. Aggregate foreign currency losses of $5.3 million, $8.8 million and $8.2 million in fiscal years 2021, 2020 and 2019, respectively, are included in drilling services operating expenses.
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
    We had restricted cash and cash equivalents of $19.2 million and $48.9 million at September 30, 2021 and 2020, respectively. Of the total at September 30, 2021 and 2020, $1.5 million and $3.6 million, respectively, is related to the acquisition of drilling technology companies, $2.0 million as of both fiscal year ends is from the initial capitalization of the captive insurance companies, and $17.7 million and $43.1 million, respectively, represents an additional amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.

Cash, cash equivalents, and restricted cash are reflected in the Consolidated Balance Sheets as follows:

	September 30,
(in thousands)	2021	2020	2019
Cash	$917,534	$487,884	$347,943
Restricted cash
Prepaid expenses and other	18,350	45,577	31,291
Other assets	832	3,286	3,737
Total cash, cash equivalents, and restricted cash	$936,716	$536,747	$382,971
Accounts Receivable
Accounts receivable represents valid claims against our customers for our services rendered, net of allowances for credit losses. We perform credit evaluations of customers and do not typically require collateral in support for trade receivables.  We provide an allowance for credit losses, when necessary, to cover estimated credit losses.  Outstanding customer receivables are reviewed regularly for possible nonpayment indicators, and allowances for credit losses are recorded based upon management’s estimate of expected credit losses. Refer to "Allowance for Credit Losses" below and Note 15—Supplemental Balance Sheet Information for additional information.
Inventories of Materials and Supplies
Inventories are primarily replacement parts and supplies held for consumption in our drilling operations. Inventories are valued at the lower of cost or net realizable value. Cost is determined on a weighted average basis and includes the cost of materials, shipping, duties and labor. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The reserves for excess and obsolete inventory were $29.3 million and $36.5 million for fiscal years 2021 and 2020, respectively.
Investments
We maintain investments in equity and debt securities of certain publicly traded and private companies. We recognize our equity securities that have readily determinable fair values at fair value, with changes in such values reflected in net income. Our equity securities without readily determinable fair values are measured at cost, less any impairments.
2021 FORM 10-K | 68

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
We capitalize interest on major projects during construction. Interest is capitalized based on the average interest rate on related debt. We had no capitalized interest during fiscal years 2021, 2020 and 2019.
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
Drilling Revenues
Drilling services revenues are comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Revenues associated with mobilization and lump-sum demobilization and direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis as the drilling service is provided. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred.  Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. Reimbursements for fiscal years 2021, 2020 and 2019 were $148.0 million, $212.0 million and $322.8 million, respectively. For fixed-term contracts that are terminated by customers prior to the expirations, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. Early termination revenue for fiscal years 2021, 2020 and 2019 was approximately $7.7 million, $73.4 million and $11.3 million, respectively.
Rent Revenues
We enter into leases with tenants in our rental properties consisting primarily of retail space. The lease terms of tenants occupying space in the retail centers and warehouse buildings generally range from three to ten years. Minimum rents are recognized on a straight-line basis over the term of the related leases. Overage and percentage rents are based on tenants’ sales volume. Recoveries from tenants for property taxes and operating expenses are recognized in other operating revenues in the Consolidated Statements of Operations.

2021 FORM 10-K | 69

Our rent revenues are as follows:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Minimum rents	$5,589	$9,245	$10,168
Overage and percentage rents	726	656	932

At September 30, 2021, minimum future rental income to be received on noncancelable operating leases was as follows:

Fiscal Year	Amount (in thousands)
2022	$5,429
2023	4,630
2024	3,903
2025	3,128
2026	2,236
Thereafter	4,064
Total	$23,390
Leasehold improvement allowances are capitalized and amortized over the lease term.

At September 30, 2021 and 2020, the cost and accumulated depreciation for real estate properties were as follows:

	September 30,
(in thousands)	2021	2020
Real estate properties	$43,302	$43,389
Accumulated depreciation	(28,846)	(27,588)
	$14,456	$15,801
Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current fiscal year.  Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of our assets and liabilities.
We take tax positions in our tax returns from time to time that may not ultimately be allowed by the relevant taxing authority. When we take such positions, we evaluate the likelihood of sustaining those positions and determine the amount of tax benefit arising from such positions, if any, that should be recognized in our financial statements. We recognize uncertain tax positions we believe have a greater than 50 percent likelihood of being sustained. Tax benefits not recognized by us are recorded as a liability for unrecognized tax benefits, which represents our potential future obligation to various taxing authorities if the tax positions are not sustained. See Note 8—Income Taxes.  Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled.  We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in other expense in the Consolidated Statements of Operations.
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
2021 FORM 10-K | 70

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
Beginning October 1, 2019, leases are recognized as a right-of-use asset and a corresponding liability within accrued liabilities and other non-current liabilities at the date at which the leased asset is available for use by the Company. Operating lease expense is recognized on a straight-line basis over the life of the lease. The right-of-use asset is depreciated over the shorter of the asset's useful life and the lease term on a straight-line basis for finance type leases.
Assets and liabilities arising from a lease are initially measured on a present value basis. Lease liabilities include the net present value of the following lease payments:
•Fixed payments (including in-substance fixed payments), less any lease incentives receivable
•Variable lease payments that are based on an index or a rate
•Amounts expected to be payable by the lessee under residual value guarantees
•The exercise price of a purchase option if the lessee is reasonably certain to exercise that option, and
•Payments of penalties for terminating the lease, if the lease term reflects the lessee exercising that option.
The lease payments are discounted using the interest rate implicit in the lease. If that rate cannot be determined, our incremental borrowing rate is used, which is the rate that we would have to pay to borrow the funds necessary to obtain an asset of similar value in a similar economic environment with similar terms and conditions.
Right-of-use assets are measured at cost and are comprised of the following:
•The amount of the initial measurement of lease liability
•Any lease payments made at or before the commencement date less any lease incentives received
•Any initial direct costs, and
•Asset retirement obligations related to that lease, as applicable.
2021 FORM 10-K | 71

Payments associated with short-term leases and leases of low-value assets are recognized on a straight-line basis as an expense in profit or loss. Short-term leases are leases with a lease term of 12 months or less. Low-value assets are comprised of IT-equipment and office furniture.
In determining the lease term, management considers all facts and circumstances that create an economic incentive to exercise an extension option, or not exercise a termination option. Extension options (or periods after termination options) are only included in the lease term if the lease is reasonably certain to be extended (or not terminated). The assessment is reviewed if a significant event or a significant change in circumstances occurs and is within our control. Refer to Note 5—Leases for additional information regarding our leases.
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

The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Recently Adopted Accounting Pronouncements
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) and related ASUs issued subsequent	This ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income (loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual periods beginning after December 15, 2019.	October 1, 2020	We adopted this ASU during the first quarter of fiscal year 2021, as required. Refer to "Allowance for Credit Losses" below for additional information.
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
		September 30, 2021	We adopted this ASU during the fourth quarter of fiscal year 2021. The adoption did not have a material effect on our consolidated financial statements and disclosures.
Standards that are not yet adopted as of September 30, 2021
ASU No. 2019-12, Financial Instruments – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This ASU simplifies the accounting for income taxes by removing certain exceptions related to Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for annual and interim periods beginning after December 15, 2020. Early adoption of the amendment is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Upon adoption, the amendments addressed in this ASU will be applied either prospectively, retrospectively or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The update is effective for annual periods beginning after December 15, 2020.
October 1, 2021
We plan to adopt this ASU, as required, in the first quarter of fiscal year 2022. Although we are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures, we do not believe the adoption will have a material effect thereon.

2021 FORM 10-K | 72

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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of temporary cash investments, short-term investments and trade receivables.  The industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. In fiscal years 2021, 2020 and 2019, no individual customers constituted 10 percent or more of our total consolidated revenues.
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
Self-Insurance
We have accrued a liability for estimated workers’ compensation and other casualty claims incurred based upon case reserves plus an estimate of loss development and incurred but not reported claims.  The estimate is based upon historical trends.  Insurance recoveries related to such liability are recorded when considered probable.
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general, and automobile liability claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our casualty losses as well as losses in our captive insurance companies.  Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.
2021 FORM 10-K | 73

On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Casualty claims occurring prior to October 1, 2019 will remain recorded within each of the operating segments and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captives to finance the risk of loss to equipment and rig property assets. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $12.6 million and $16.4 million allocated to the Captives and rig and casualty insurance premiums of $21.9 million and $6.7 million during the fiscal years ended September 30, 2021 and 2020, respectively. These operating costs were recorded within drilling services operating expenses in our Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2021 and 2020 amounted to $35.4 million and $36.9 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captives insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program will also be reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the fiscal year ended September 30, 2021 and 2020 were $12.0 million and $8.0 million, respectively.
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
We have also experienced certain risks related to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars. From September 2019 through 2021, Argentina implemented additional currency controls in an effort to preserve Argentina's U.S. dollar reserves. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. In addition, in March 2020, the Argentine government introduced labor regulations that prohibit employee dismissals or suspensions without just cause, for lack of (or reduction in) work or due to force majeure, subject to certain exceptions that may result in the payment of compensation to suspended employees and/or increased severance costs to the company. These prohibitions have resulted in significant challenges for our Argentine operations and it remains uncertain for how long they will be in effect. Further, there are additional concerns regarding Argentina's debt burden, notwithstanding Argentina's restructuring deal with international bondholders in August 2020, as Argentina attempts to manage its substantial sovereign debt issues. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.  Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
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
2021 FORM 10-K | 74

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the fiscal year ended September 30, 2021, approximately 5.0 percent of our operating revenues were generated from international locations in our drilling services business compared to 8.3 percent during the fiscal year ended September 30, 2020. During the fiscal year ended September 30, 2021, approximately 48.9 percent of operating revenues from international locations were from operations in South America compared to 61.6 percent during the fiscal year ended September 30, 2020. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations consist of an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Consolidated Statements of Operations.
The activity for the fiscal year ended September 30, 2021 was primarily due to the remeasurement of an uncertain tax liability as a result of the devaluation of the Venezuela Bolivar. Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 4,181,782, 436,677, and 21,028 Bolivars per United States dollar at September 30, 2021, 2020 and 2019, respectively. The DICOM floating rate may not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2021 and 2020 consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2021	September 30, 2020
Drilling services equipment	4 - 15 years	$6,229,011	7,313,234
Tubulars	4 years	573,900	615,281
Real estate properties	10 - 45 years	43,302	43,389
Other	2 - 23 years	459,741	464,704
Construction in progress[1]		47,587	49,592
		7,353,541	8,486,200
Accumulated depreciation		(4,226,254)	(4,839,859)
Property, plant and equipment, net		$3,127,287	$3,646,341

Assets held-for-sale		$71,453	$—
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
2021 FORM 10-K | 75

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
Impairment - Fiscal Year 2019
During the third quarter of fiscal year 2019, the Company's management performed a detailed assessment, considering a number of approaches, to maximize the utilization and enhance the margins of the domestic and international FlexRig® 4 asset groups. In June 2019, this assessment concluded that marketing a smaller fleet of these two asset groups would provide the best economic outcome. As such, the decision was made to downsize the number of domestic and international FlexRig® 4 drilling rigs, to be marketed to our customers, from 71 rigs to 20 domestic rigs and from 10 rigs to 8 international rigs and utilize the major interchangeable components of the decommissioned drilling rigs within these asset groups as capital spares for all of our remaining rig fleet. This reduced the aggregate net book values of the FlexRig®4 asset groups as of June 30, 2019 from $317.8 million to $107.5 million for domestic rigs and from $55.7 million to $47.8 million for international rigs. Following the downsizing process, we performed a detailed study to optimize the quantities of capital spares and drilling support equipment required to support the future operations of our rig fleet going forward. These decisions and analysis resulted in a write down of excess capital spares and drilling support equipment, which had an aggregate net book value of $235.3 million, to their estimated proceeds to ultimately be received on sale or disposal based on our historical experience with sales and disposals of similar assets, resulting in an impairment of $224.3 million, which was recorded in our Consolidated Statement of Operations for the fiscal year ended September 30, 2019. Of the $224.3 million total impairment charge recorded, $216.9 million and $7.4 million was recorded in our North America Solutions and International Solutions segments, respectively. The significant assumptions in the valuation are classified as Level 2 inputs by ASC Topic 820, Fair Value Measurement and Disclosures.
Due to the downsizing of our domestic and international FlexRig® 4 asset groups, at June 30, 2019, we performed impairment testing on these two asset groups. We concluded that the net book values of the asset groups were recoverable through estimated undiscounted cash flows with a surplus. The most significant assumptions used in our undiscounted cash flow model include timing on awards of future drilling contracts, operating dayrates, operating costs, rig reactivation costs, drilling rig utilization, estimated remaining useful life, and net proceeds received upon future sale/disposition. The assumptions are consistent with the Company's internal forecasts for future years.
Depreciation
Depreciation in the Consolidated Statements of Operations of $412.5 million, $474.7 million and $556.9 million includes abandonments of $2.0 million, $4.0 million and $11.4 million for the fiscal years 2021, 2020 and 2019, respectively.
2021 FORM 10-K | 76

Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2020	$—
Plus:
Asset additions	77,929
Less:
Sale of assets held-for-sale	(6,476)
Balance at September 30, 2021	$71,453
In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represents their fair value less estimated cost to sell, and were reclassified as held-for-sale in the second and third quarters of fiscal year 2021. As a result, we recognized a non-cash impairment charge of $56.4 million during the fiscal year ended September 30, 2021 in the Consolidated Statement of Operations. During the fiscal year ended September 30, 2021, we completed the sale of a portion of the assets with a net book value of $6.5 million that were originally classified as held-for-sale during the second and third quarters of fiscal year 2021.
During September 2021, the Company agreed to sell eight FlexRig land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling") for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. We received the $86.5 million in cash consideration in advance of delivering the rigs. As part of the sales agreement, the rigs will be delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. No rigs have been delivered to ADNOC Drilling as of September 30, 2021 and, therefore, the total cash proceeds of $86.5 million is recorded in Accrued Liabilities within our Consolidated Balance Sheets as of September 30, 2021. As a result, these rigs are classified as held-for-sale in the Consolidated Balance Sheets until each rig is delivered, at which time any related gain/loss on the sale will be recognized in the Consolidated Statement of Operations. The rigs' fair value less estimated cost to sell of $29.0 million, including approximately $24.0 million of cash costs to be incurred, approximated their net book values at September 30, 2021.
During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenue during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale in the Consolidated Balance Sheets as of September 30. 2021. As a result, we recognized a non-cash impairment charge of $14.4 million in the Consolidated Statement of Operations during the year ended September 30, 2021.
Subsequent to September 30, 2021, we closed on the sale of these assets in two separate transactions. The sale of our trucking services was completed on November 3, 2021 while the sale of our casing running services was completed on November 15, 2021 for combined cash consideration less costs to sell of $5.8 million, in addition to the possibility of future earnout revenue.
The significant assumptions utilized in the held-for-sale valuations were based on our intended method of disposal, historical sales of similar assets, and market quotes and are classified as Level 2 and Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures. Although we believe the assumptions used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
Gain on Sale of Assets
We had an aggregate gain on sale of assets of $1.0 million, $46.8 million and $39.7 million in fiscal years 2021, 2020 and 2019, respectively, which are included within Gain on Sale of Assets on the Consolidated Statement of Operations.
During the fiscal year ended September 30, 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million. Additionally during the fiscal year ended September 30, 2021, we sold excess drilling equipment and spares, which resulted in a loss of $31.2 million and we also sold assets previously classified as held-for-sale, which resulted in a $3.1 million gain. Furthermore, we recognized a $14.4 million gain on asset sales related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations during the fiscal year ended September 30, 2021.
2021 FORM 10-K | 77

During the fiscal year ended September 30, 2020, we closed on the sale of a portion of our real estate investment portfolio, including six industrial sites, for total consideration, net of selling related expenses, of $40.7 million and an aggregate net book value of $13.5 million, resulting in a gain of $27.2 million. Additionally, we recorded a gain of $27.0 million related to the customer reimbursement for replacement value of lost or damaged drill pipe.
During the fiscal year ended September 30, 2019, our $39.7 million gain on sale of assets was primarily related to customer reimbursement for the replacement value of lost or damaged drill pipe.

NOTE 5 LEASES
Lease Position

(in thousands)	September 30, 2021	September 30, 2020
Operating lease commitments, including probable extensions[1]	$56,667	$48,695

Discounted using the lessee's incremental borrowing rate at the date of initial application	$52,372	$46,706
(Less): short-term leases recognized on a straight-line basis as expense	$(1,761)	(1,456)
(Less): Low value lease contracts	$(123)	—
Lease liability recognized	$50,488	$45,250

Of which:
Current lease liabilities	$12,624	$11,364
Non-current lease liabilities	$37,864	33,886
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future, those probable extensions are included in the operating lease liability balance.

The recognized right-of-use assets relate to the following types of assets:

(in thousands)	September 30, 2021	September 30, 2020
Properties	$48,176	$42,448
Equipment	935	1,394
Other	76	741
Total right-of-use assets	$49,187	$44,583
Lease Costs

The following table presents certain information related to the lease costs for our operating leases:

	Year ended September 30,
(in thousands)	2021	2020
Operating lease cost	$13,686	$16,953
Short-term lease cost	$3,580	1,693
Total lease cost	$17,266	$18,646
Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of September 30, 2021.

	September 30, 2021	September 30, 2020
Weighted average remaining lease term	6.7	4.9
Weighted average discount rate	2.5%	2.7%
2021 FORM 10-K | 78

Lease Obligations

Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2021 (in thousands) are as follows:

Fiscal Year	Amount
2022	$10,596
2023	8,660
2024	7,391
2025	4,332
2026	1,876
Thereafter	7,008
Total[1]	$39,863
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future, those probable extensions are included in the operating lease liability balance.
Total rent expense was $17.3 million, $18.6 million and $15.5 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The future minimum lease payments for our Tulsa corporate office and our Tulsa industrial facility represent a material portion of the amounts shown in the table above. The lease agreement for our Tulsa corporate office commenced on May 30, 2003 and has subsequently been amended, most recently on April 1, 2021. The agreement will expire on January 31, 2025; however, we have two five-year renewal options, which were not recognized as part of our right-of-use assets and lease liabilities. The lease agreement for our Tulsa industrial facility, where we perform maintenance and assembly of FlexRig® components commenced on December 21, 2018 and will expire on June 30, 2025; however, we have two two-year renewal options which were recognized as part of our right-of-use assets and lease liabilities.
During the fiscal year ended September 30, 2021, we downsized and relocated our Houston assembly facility to a new location. Refer to Note 18—Restructuring Charges for additional details. As a result, and during fiscal year 2021, we entered into a lease agreement for a new assembly facility located in Galena Park, Texas. This lease agreement commenced on January 1, 2021 and will expire on December 31, 2030; however, we have one unpriced renewal option for a minimum of five years and a maximum of 10 years, which was not recognized as part of our right-of-use assets and lease liabilities. This contract was accounted for as an operating lease resulting in an operating lease right-of-use asset of $16.0 million and minimum lease liability of $16.2 million as of September 30, 2021.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS
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

The following is a summary of changes in goodwill (in thousands):

Balance at September 30, 2019	$82,786
Additions	1,200
Impairment	(38,333)
Balance at September 30, 2020	45,653
Additions	—
Balance at September 30, 2021	$45,653

    During fiscal year 2020, as a result of new information identified related to the acquisition of DrillScan®, the acquisition date fair value of the contingent consideration and goodwill increased by approximately $1.2 million.
2021 FORM 10-K | 79

Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consisted of the following:

		September 30, 2021			September 30, 2020
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$22,182	$66,914	$89,096	$16,222	$72,874
Intellectual property	13 years	1,500	216	1,284	1,500	103	1,397
Trade name	20 years	5,865	1,158	4,707	5,865	842	5,023
Customer relationships	5 years	4,000	3,067	933	4,000	2,267	1,733
		$100,461	$26,623	$73,838	$100,461	$19,434	$81,027

Amortization expense in the Consolidated Statements of Operations was $7.2 million, $7.2 million and $5.8 million for fiscal years 2021, 2020 and 2019, respectively, and is estimated to be $7.2 million for fiscal year 2022, approximately $6.5 million for fiscal year 2023 and approximately $6.4 million for fiscal years 2024, 2025 and 2026.
Impairment - Fiscal Year 2020
Consistent with our policy, we test goodwill annually for impairment in the fourth quarter of our fiscal year, or more frequently if there are indicators that goodwill might be impaired.
Due to the market conditions described in Note 4—Property, Plant and Equipment, during the second quarter of fiscal year 2020, we concluded that goodwill and intangible assets might be impaired and tested the H&P Technologies reporting unit, where the goodwill balance is allocated and the intangible assets are recorded, for recoverability. This resulted in a goodwill only non-cash impairment charge of $38.3 million recorded in the Consolidated Statement of Operations during the fiscal year ended September 30, 2020.
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
2021 FORM 10-K | 80

NOTE 7 DEBT

We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	September 30, 2021			September 30, 2020
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 15, 2025[1]	$487,148	$(3,662)	$483,486	$487,148	$(6,421)	$480,727
Due September 29, 2031	550,000	(8,003)	541,997	—	—	—
Total notes payable	1,037,148	(11,665)	1,025,483	487,148	(6,421)	480,727

Less: long-term debt due within one year	$(487,148)	3,662	(483,486)	—	—	—
Long-term debt	$550,000	$(8,003)	$541,997	$487,148	$(6,421)	$480,727
(1) Debt was extinguished prior to maturity date. Refer to 'Senior Notes' section below.
Senior Notes

2.90% Senior Notes due 2031 On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent 2031 Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act (“Rule 144A”) and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act (“Regulation S”). Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022. The 2031 Notes will mature on September 29, 2031 and bear interest at a rate of 2.90 percent per annum.

The indenture governing the 2031 Notes contains certain covenants that, among other things and subject to certain exceptions, limit the ability of the Company and its subsidiaries to incur certain liens; engage in sale and lease-back transactions; and consolidate, merge or transfer all or substantially all of the assets of the Company. The indenture governing the 2031 Notes also contains customary events of default with respect to the 2031 Notes.
4.65% Senior Notes due 2025 On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of the 2025 Notes. Interest on the 2025 Notes was payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2019. The debt issuance cost was being amortized straight-line over the stated life of the obligation, which approximated the effective interest method.

On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 2025 Notes at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes, together with cash on hand. The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021.

On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, these notes were included in the current portion of long-term debt on our Consolidated Balance Sheets as of September 30, 2021. The associated make-whole premium and accrued interest of $58.1 million and the write off of the unamortized discount and debt issuance costs of $3.7 million will be recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 redemption.
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
2021 FORM 10-K | 81

The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowings under the 2018 Credit Facility accrue interest at a spread over either the London Interbank Offered Rate ("LIBOR") or an adjusted base rate (as defined in the credit agreement). We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The spread over LIBOR ranges from 0.875 percent to 1.500 percent per annum and commitment fees range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2021, the spread over LIBOR would have been 1.125 percent had borrowings been outstanding under the 2018 Credit Facility and commitment fees are 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of September 30, 2021, we had three separate outstanding letters of credit with banks, in the amounts of $24.8 million, $3.0 million, and $2.1 million.
As of September 30, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $7.6 million of financial guarantees were outstanding as of September 30, 2021.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2021, we were in compliance with all debt covenants.

At September 30, 2021, aggregate maturities of long-term debt are as follows (in thousands):

Year ending September 30,
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter - Due 2031	550,000
$550,000

NOTE 8 INCOME TAXES
Income Tax (Benefit) Provision and Rate

The components of the benefit for income taxes are as follows:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Current:
Federal	$(15,466)	$15,431	$21,745
Foreign	772	1,495	732
State	725	523	3,365
	(13,969)	17,449	25,842
Deferred:
Federal	(81,760)	(127,096)	(35,809)
Foreign	4,106	(12,390)	2,804
State	(12,098)	(18,069)	(11,549)
	(89,752)	(157,555)	(44,554)
Total benefit	$(103,721)	$(140,106)	$(18,712)
2021 FORM 10-K | 82

The amounts of domestic and foreign loss before income taxes are as follows:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Domestic	$(412,556)	$(458,364)	$(45,118)
Foreign	(28,624)	(178,134)	(6,104)
	$(441,180)	$(636,498)	$(51,222)

Effective income tax rates as compared to the U.S. Federal income tax rate are as follows:

	Year Ended September 30,
	2021	2020	2019
U.S. Federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign taxes	0.1	(0.2)	(0.6)
State income taxes, net of federal tax benefit	2.6	2.8	17.2
Other impact of foreign operations	—	(0.5)	0.9
Non-deductible meals and entertainment	(0.1)	(0.2)	(2.5)
Equity compensation	(0.8)	(0.3)	2.7
Excess officer's compensation	—	(0.2)	(1.9)
Contingent consideration adjustment	—	—	4.5
Other	0.7	(0.4)	(4.8)
Effective income tax rate	23.5%	22.0%	36.5%

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
The components of our net deferred tax liabilities are as follows:

	September 30,
(in thousands)	2021	2020
Deferred tax liabilities:
Property, plant and equipment	$598,798	$685,389
Marketable securities	1,669	1,957
Other	26,244	26,138
Total deferred tax liabilities	626,711	713,484
Deferred tax assets:
Pension reserves	5,791	7,369
Self-insurance reserves	7,862	10,360
Net operating loss, foreign tax credit, and other federal tax credit carryforwards	25,474	33,747
Financial accruals	31,910	32,481
Other	17,963	15,632
Total deferred tax assets	89,000	99,589
Valuation allowance	(25,726)	(36,780)
Net deferred tax assets	63,274	62,809
Net deferred tax liabilities	$563,437	$650,675

The change in our net deferred tax assets and liabilities is impacted by foreign currency remeasurement.
2021 FORM 10-K | 83

As of September 30, 2021, we had federal, state and foreign tax net operating loss carryforwards of approximately $7.3 million, $56.2 million and $32.0 million, respectively, federal and foreign research and development tax credits of approximately $1.0 million and $0.3 million, respectively, and foreign tax credit carryforwards of approximately $10.6 million (of which $9.3 million is reflected as a deferred tax asset in our Consolidated Balance Sheets prior to consideration of our valuation allowance), which will expire in fiscal years 2022 through 2041 and some of which can be carried forward indefinitely. Certain of these carryforwards are subject to various rules which impose limitations on their utilization. The valuation allowance is primarily attributable to foreign net operating loss carryforwards of $9.5 million, foreign tax credit carryforwards of $9.3 million, equity compensation of $5.4 million, and foreign minimum tax credit carryforwards of $1.4 million which more likely than not will not be utilized.
Unrecognized Tax Benefits

We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the Consolidated Statements of Operations. As of September 30, 2021 and 2020, we had accrued interest and penalties of $2.9 million and $2.8 million, respectively. A reconciliation of the change in our gross unrecognized tax benefits for the fiscal years ended September 30, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Unrecognized tax benefits at October 1,	$13,440	$15,759
Gross decreases - current period effect of tax positions	(11,648)	(2,338)
Gross increases - current period effect of tax positions	—	20
Expiration of statute of limitations for assessments	(114)	(1)
Unrecognized tax benefits at September 30,	$1,678	$13,440

As of September 30, 2021 and 2020, our liability for unrecognized tax benefits includes $1.4 million and $13.0 million, respectively, of unrecognized tax benefits related to discontinued operations that, if recognized, would not affect the effective tax rate. The remaining unrecognized tax benefits would affect the effective tax rate if recognized. The liabilities for unrecognized tax benefits and related interest and penalties are included in other noncurrent liabilities in our Consolidated Balance Sheets.
For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax position associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits. However, we do not expect any such increases or decreases to have a material effect on our results of operations or financial position.
Tax Returns
We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2017 through 2020, with exception of certain state jurisdictions currently under audit. The tax years remaining open to examination by foreign jurisdictions include 2003 through 2020.

NOTE 9 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the fiscal year ended September 30, 2021, we purchased no common shares. We purchased 1.5 million and 1.0 million common shares at an aggregate cost of $28.5 million and $42.8 million, which are held as treasury shares, during the fiscal years ended September 30, 2020 and 2019, respectively.
As of September 30, 2021, we declared $109.2 million in cash dividends. A cash dividend of $0.25 per share was declared on September 1, 2021 for shareholders of record on November 23, 2021, payable on December 1, 2021. As a result, we recorded a Dividend Payable of $27.3 million on our Consolidated Balance Sheets as of September 30, 2021.
2021 FORM 10-K | 84

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30,
(in thousands)	2021	2020	2019
Pre-tax amounts:
Unrealized actuarial loss	(26,268)	(33,923)	(37,084)
	$(26,268)	$(33,923)	$(37,084)
After-tax amounts:
Unrealized actuarial loss	(20,244)	(26,188)	(28,635)
	$(20,244)	$(26,188)	$(28,635)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the fiscal year ended September 30, 2021:

(in thousands)	Defined Benefit Pension Plan
Balance at September 30, 2020	$(26,188)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	5,944
Net current-period other comprehensive loss	5,944
Balance at September 30, 2021	$(20,244)

NOTE 10 REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the fiscal years ended September 30, 2021, 2020 and 2019, early termination revenue associated with term contracts was approximately $7.7 million, $73.4 million and $11.3 million, respectively. During the fiscal year ended September 30, 2021, we recognized no notification fee revenue related to well-to-well contracts. During the fiscal years ended September 30, 2020 and 2019, notification fee revenue related to well-to-well contracts was approximately $2.9 million and $1.2 million, respectively.
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
2021 FORM 10-K | 85

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
Contract Costs
Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of September 30, 2021 and 2020, we had capitalized fulfillment costs of $4.3 million and $6.2 million, respectively.
If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of September 30, 2021 was approximately $572.0 million, of which $440.8 million is expected to be recognized during fiscal year 2022, and approximately $131.2 million in fiscal year 2023 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. However, the impact of the COVID-19 pandemic is inherently uncertain, and, as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the effect it may have on our contractual obligations with our customers.
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

The following table summarizes the balances of our contract assets and liabilities at the dates indicated:

(in thousands)	September 30, 2021	September 30, 2020
Contract assets	$4,513	$2,367

(in thousands)	September 30, 2021
Contract liabilities balance at October 1, 2019	$23,354
Payment received/accrued and deferred	19,312
Revenue recognized during the period	(34,030)
Contract liabilities balance at September 30, 2020	8,636
Payment received/accrued and deferred	30,721
Revenue recognized during the period	(30,071)
Contract liabilities balance at September 30, 2021	$9,286
2021 FORM 10-K | 86

NOTE 11 STOCK-BASED COMPENSATION
On March 3, 2020, the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) was approved by our stockholders. The 2020 Plan is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units (including performance share units), share bonuses, other share-based awards and cash awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant.  Stock options expire ten years after the grant date.  Awards outstanding under the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan") remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives' long-term equity incentive compensation. As a result, there were no stock options granted during the fiscal years ended September 30, 2021 and 2020. We have also eliminated stock options as an element of our non-employee director compensation program. At September 30, 2021, we had 2.7 million outstanding stock options and 2.5 million exercisable stock options with weighted-average exercise prices of $63.34 and $63.57, respectively.
During the fiscal year ended September 30, 2021, 700,982 shares of restricted stock awards and 312,600 performance share units were granted under the 2020 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense on our Consolidated Statements of Operations, in fiscal years 2021, 2020 and 2019 is as follows:

	September 30,
(in thousands)	2021	2020	2019
Stock-based compensation expense
Drilling services operating	$5,927	$9,086	$7,132
Research and development	1,271	765	328
Selling, general and administrative	20,660	29,960	26,832
Restructuring charges	—	(3,482)	—
	$27,858	$36,329	$34,292
.
Restricted Stock
Restricted stock awards consist of our common stock. Awards granted prior to September 30, 2020 are time-vested over four years, and awards granted after September 30, 2020 are time vested over three years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of September 30, 2021, there was $28.0 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the status of our restricted stock awards as of September 30, 2021, and of changes in restricted stock outstanding during the fiscal years ended September 30, 2021, 2020 and 2019, is as follows:

	2021		2020		2019
(shares in thousands)	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at October 1,	1,280	$49.81	1,085	$61.28	1,001	$63.74
Granted[1]	701	25.61	781	39.99	475	58.45
Vested[2]	(534)	51.79	(501)	59.46	(371)	64.32
Forfeited	(35)	35.76	(85)	48.98	(20)	60.85
Non-vested restricted stock outstanding at September 30,	1,412	$37.36	1,280	$49.81	1,085	$61.28
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. During the fiscal year ended September 30, 2021, 18,906 restricted phantom stock units were granted and 20,616 restricted phantom stock units vested during the same period.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
2021 FORM 10-K | 87

Performance Units
    We have made awards to certain employees that are subject to market-based performance conditions ("performance units"). Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period.
At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date.
The grant date fair value of performance units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies' stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of September 30, 2021, there was $9.5 million of unrecognized compensation cost related to unvested performance units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of our performance units as of September 30, 2021, 2020 and 2019 and changes in non-vested performance units outstanding during the fiscal years ended September 30, 2021, 2020 and 2019 is presented below:

	2021		2020		2019
(in thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested performance units outstanding at October 1,	337	$51.09	145	$62.66	$—	$—
Granted	313	29.77	259	43.40	145	62.66
Dividend rights performance units credited	60	49.64	—	—	—	—
Forfeited	(11)	43.40	(67)	46.35	—	—
Non-vested performance units outstanding September 30,[1]	699	$41.55	337	$51.09	$145	$62.66
(1) Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 88,440 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 547,392 additional performance units could vest or become eligible to vest.

The weighted-average fair value calculations for performance units granted within the fiscal period are based on the following weighted-average assumptions set forth in the table below.

	2021	2020	2019
Risk-free interest rate[1]	0.2%	1.6%	2.7%
Expected stock volatility[2]	62.3%	34.8%	35.9%
Expected term (in years)	3.1	3.2	3.0
(1)The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance units.
(2)Expected volatilities are based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the performance units.
2021 FORM 10-K | 88

NOTE 12 EARNINGS (LOSS) PER COMMON SHARE
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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	September 30,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Loss from continuing operations	$(337,459)	$(496,392)	$(32,510)
Income (loss) from discontinued operations	11,309	1,895	(1,146)
Net loss	(326,150)	(494,497)	(33,656)
Adjustment for basic earnings (loss) per share
Losses allocated to unvested shareholders	(1,350)	(2,647)	(3,102)
Numerator for basic earnings (loss) per share:
From continuing operations	(338,809)	(499,039)	(35,612)
From discontinued operations	11,309	1,895	(1,146)
	(327,500)	(497,144)	(36,758)
Numerator for diluted earnings (loss) per share:
From continuing operations	(338,809)	(499,039)	(35,612)
From discontinued operations	11,309	1,895	(1,146)
	$(327,500)	$(497,144)	$(36,758)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	107,818	108,009	109,216
Effect of dilutive shares from stock options, restricted stock and performance share units	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	107,818	108,009	109,216
Basic earnings (loss) per common share:
Loss from continuing operations	$(3.14)	$(4.62)	$(0.33)
Income (loss) from discontinued operations	0.10	0.02	(0.01)
Net loss	$(3.04)	$(4.60)	$(0.34)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(3.14)	$(4.62)	$(0.33)
Income (loss) from discontinued operations	0.10	0.02	(0.01)
Net loss	$(3.04)	$(4.60)	$(0.34)

We had a net loss for fiscal years 2021, 2020, and 2019. Accordingly, our diluted earnings per share calculation for those years were equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (losses) per share because their inclusion would have been anti-dilutive:
2021 FORM 10-K | 89

(in thousands, except per share amounts)	2021	2020	2019
Potentially dilutive shares excluded as anti-dilutive	3,894	4,004	3,031
Weighted-average price per share	$57.23	$60.72	$63.33

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

At September 30, 2021, our financial instruments measured at fair value utilizing Level 1 inputs include cash equivalents, U.S. agency issued debt securities, equity securities with active markets and money market funds. For these items, quoted current market prices are readily available. Our restricted assets consist of cash equivalents with the current portion included in prepaid expenses and other, and the noncurrent portion included in other assets.
At September 30, 2021, assets measured at fair value using Level 2 inputs include corporate bonds measured using broker quotations that utilize observable market inputs.
Our financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019.
Our non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value when acquired in a business combination or when an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified within Level 2 or 3 of the fair value hierarchy. Refer to Note 4—Property, Plant and Equipment for additional disclosure on the fair value of our assets classified as held-for-sale as of September 30, 2021.
The carrying value of other current assets, accrued liabilities and other liabilities approximated fair value at September 30, 2021 and 2020.

2021 FORM 10-K | 90

The following table summarizes our assets and liabilities measured at fair value presented in our Consolidated Balance Sheets:

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Cash and cash equivalents	$917,534	$917,534	$—	$—
Short-term investments:
Corporate debt securities	192,950	—	192,950	—
U.S. government and federal agency securities	5,750	5,750	—	—
Total short-term investments	198,700	5,750	192,950	—

Other current assets	18,350	18,350	—	—

Investments:
Non-qualified supplemental savings plan	18,221	18,221	—	—
Debt and equity securities	17,223	13,858	—	3,365
Cornerstone investment in ADNOC Drilling	100,000	100,000	—	—
Total investments	135,444	132,079	—	3,365

Other assets	832	832	—	—
Total assets measured at fair value	$1,270,860	$1,074,545	$192,950	$3,365

Liabilities:
Contingent consideration	$2,996	$—	$—	$2,996

	September 30, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring fair value measurements:
Cash and cash equivalents	$487,884	$487,884	$—	$—
Short-term investments:
Certificates of deposit	1,370	—	1,370	—
Corporate debt securities	78,156	—	78,156	—
U.S. government and federal agency securities	7,817	7,817	—	—
Other	1,992	1,992	—	—
Total short-term investments	89,335	9,809	79,526	—

Other current assets	45,577	45,577	—	—

Investments:
Non-qualified supplemental savings plan	19,819	19,819	—	—
Debt and equity securities	11,766	7,274	3,992	500
Total investments	31,585	27,093	3,992	500

Other assets	3,286	3,286	—	—
Total assets measured at fair value	$657,667	$573,649	$83,518	$500

Liabilities:
Contingent consideration	$9,123	$—	$—	$9,123
Cash Equivalents and Investments (Short and Long-Term)
The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those investments.
2021 FORM 10-K | 91

Short-term investments include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Consolidated Statements of Operations. The securities are recorded at fair value.
Our long-term investments include equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan"). Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs. Additionally, we hold equity securities in Schlumberger, Ltd., which is classified as Level 1 and based on the quoted stock price.
We also hold various other equity securities without readily determinable fair values that are classified as Level 3. These equity securities are measured at cost, less any impairments.
As a result of the change in the fair value of our long-term investments, we recorded a gain of $6.7 million for the year ended September 30, 2021.
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO. ADNOC Drilling’s IPO completed on October 3, 2021 and our $100.0 million investment represents 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake. Our investment is subject to a three-year lockup period and is classified as a long-term investment within Investments in our Consolidated Balance Sheets. As of September 30, 2021, this investment was classified as a Level 1 investment.

Contingent Consideration
The following table presents a reconciliation of changes in the fair value of our financial liabilities classified as Level 3 fair value measurements in the fair value hierarchy for fiscal years 2021 and 2020:

(in thousands)	2021	2020
Net liabilities at beginning of period	$9,123	$18,373
Additions	—	1,500
Total gains or losses:
Included in earnings	1,123	(2,500)
Settlements[1]	(7,250)	(8,250)
Net liabilities at end of period	$2,996	$9,123
(1)Settlements represent earnout payments that have been earned or paid during the period.
Supplemental Fair Value Information
The following information presents the supplemental fair value information about current and long-term fixed-rate debt at September 30, 2021 and 2020:

	September 30,
(in millions)	2021	2020[1]
Current portion of long-term debt
Carrying value	$483.5	$—
Fair value	$541.6	$—

Long-term debt, net
Carrying value	$542.0	$480.7
Fair value	$554.3	$534.5
(1)As of September 30, 2021 we reclassified the outstanding 2025 Notes to Current Portion of Long-Term Debt on our Consolidated Balance Sheets. On October 27, 2021, we redeemed these notes. See Note 7—Debt to our Consolidated Financial Statements.

The fair value for the $541.6 million current portion of fixed-rate debt and the $554.3 million of long-term fixed-rate debt are based on broker quotes at September 30, 2021.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.
2021 FORM 10-K | 92

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

The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of Pension Plan assets over the two-year period ended September 30, 2021 and a statement of the funded status as of September 30, 2021 and 2020:

(in thousands)	2021	2020
Accumulated benefit obligation	$110,352	$116,146
Changes in projected benefit obligations:
Projected benefit obligation at beginning of year	$116,146	$119,845
Interest cost	2,925	3,598
Actuarial loss	7,111	4,310
Benefits paid	(15,749)	(11,607)
Other	(81)	—
Projected benefit obligation at end of year	$110,352	$116,146
Change in plan assets:
Fair value of plan assets at beginning of year	$86,103	$91,142
Actual return on plan assets	11,835	6,535
Employer contribution	5,066	33
Benefits paid	(15,749)	(11,607)
Fair value of plan assets at end of year	$87,255	$86,103
Funded status of the plan at end of year	$(23,097)	$(30,043)

Fluctuations in actuarial losses during the period are primarily due to changes in the discount rate, interest rates, and the mortality table. The mortality table issued by the Society of Actuaries in October 2020 was used for the September 30, 2021 pension calculation.
The amounts recognized in the Consolidated Balance Sheets at September 30, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Accrued liabilities	$—	$(18)
Noncurrent liabilities-other	(23,097)	(30,025)
Net amount recognized	$(23,097)	$(30,043)

The amounts recognized in Accumulated Other Comprehensive Loss at September 30, 2021 and 2020, and not yet reflected in net periodic benefit cost, are as follows:

(in thousands)	2021	2020
Net actuarial loss	$26,268	$33,923

The weighted average assumptions used for the pension calculations were as follows:

	September 30,
	2021	2020	2019
Discount rate for net periodic benefit costs	2.66%	3.16%	4.27%
Discount rate for year-end obligations	2.75%	2.66%	3.16%
Expected return on plan assets	3.50%	4.65%	5.60%
We made a voluntary contribution of $5.0 million in fiscal year 2021. In fiscal year 2022, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2022 if needed to fund unexpected distributions in lieu of liquidating pension assets.

2021 FORM 10-K | 93

Components of the net periodic pension expense were as follows:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Interest cost	$2,925	$3,598	$4,389
Expected return on plan assets	(3,722)	(4,784)	(5,523)
Recognized net actuarial loss	3,205	2,718	1,229
Settlement	3,448	3,001	1,953
Other	(81)	—	—
Net pension expense	$5,775	$4,533	$2,048

We record settlement expense when benefit payments exceed the total annual interest costs.

The following table reflects the expected benefits to be paid from the Pension Plan in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands):

Year Ended September 30,
2022	2023	2024	2025	2026	2027 – 2031	Total
$7,316	$7,731	$8,483	$7,018	$7,406	$30,990	$68,944

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

During the 2021 fiscal year, we implemented a glide-path strategy with a goal to reduce risk as certain funded levels are achieved and began aligning our fixed income exposure with our pension liabilities. The target allocation for 2022 and the asset allocation for the Pension Plan at the end of fiscal years 2021 and 2020, by asset category, follows:

	Target Allocation	September 30,
Asset Category	2022	2021	2020
U.S. equities	17%	46%	42%
International equities	12	17	22
Fixed income	71	37	36
Total	100%	100%	100%
2021 FORM 10-K | 94

Plan Assets

    The fair value of Pension Plan assets at September 30, 2021 and 2020, summarized by level within the fair value hierarchy described in Note 13—Fair Value Measurement of Financial Instruments, are as follows:

	September 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$2,444	$2,444	$—	$—
Mutual funds:
Domestic stock funds	35,212	35,212	—	—
Bond funds	17,679	17,679	—	—
Balanced funds	17,520	17,520	—	—
International stock funds	14,379	14,379	—	—
Total mutual funds	84,790	84,790	—	—
Oil and gas properties	21	—	—	21
Total	$87,255	$87,234	$—	$21

	September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$1,541	$1,541	$—	$—
Mutual funds:
Domestic stock funds	35,660	35,660	—	—
Bond funds	17,328	17,328	—	—
Balanced funds	17,447	17,447	—	—
International stock funds	14,044	14,044	—	—
Total mutual funds	84,479	84,479	—	—
Oil and gas properties	83	—	—	83
Total	$86,103	$86,020	$—	$83
As of September 30, 2021 and 2020, the Pension Plan’s financial assets utilizing Level 1 inputs are valued based on quoted prices in active markets for identical securities.  As of September 30, 2021 and 2020, the Pension Plan’s assets utilizing Level 3 inputs consist of oil and gas properties. The fair value of oil and gas properties is determined by Wells Fargo Bank, N.A., based upon actual revenue received for the previous twelve-month period and experience with similar assets.
Defined Contribution Plan
Substantially all employees on the U.S. payroll may elect to participate in our 401(k)/Thrift Plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first five percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $13.6 million, $23.8 million and $30.5 million in fiscal years 2021, 2020 and 2019, respectively.

NOTE 15 SUPPLEMENTAL BALANCE SHEET INFORMATION
The following reflects the activity in our reserve for expected credit losses on trade receivables for fiscal years 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Reserve for credit losses:
Balance at October 1,	$1,820	$9,927	$6,217
Provision for credit loss	203	2,203	2,321
(Write-off) recovery of credit loss	45	(10,310)	1,389
Balance at September 30,	$2,068	$1,820	$9,927

2021 FORM 10-K | 95

Accounts receivable, prepaid expenses and other current assets, accrued liabilities and long-term liabilities at September 30, 2021 and 2020 consist of the following:

	September 30,
(in thousands)	2021	2020
Accounts receivable, net of reserve:
Trade receivables	$204,424	$150,249
Income tax receivable	24,470	42,374
Total accounts receivable, net of reserve	$228,894	$192,623
Prepaid expenses and other current assets:
Restricted cash	$18,350	$45,577
Deferred mobilization	3,734	4,528
Prepaid insurance	7,313	8,655
Prepaid value added tax	7,682	7,484
Prepaid maintenance and rent	5,540	7,273
Accrued demobilization, net	4,513	2,367
Prepaid operating expenses	17,959	—
Other	20,837	13,421
Total prepaid expenses and other current assets	$85,928	$89,305
Accrued liabilities:
Accrued operating costs	$20,872	$10,942
Payroll and employee benefits	69,311	27,068
Taxes payable, other than income tax	25,329	39,762
Self-insurance liabilities	40,060	36,518
Deferred income	8,546	9,266
Advance payment for sale of property, plant and equipment	86,524	—
Deferred mobilization revenue	4,662	5,705
Accrued income taxes	881	—
Escrow	138	138
Litigation and claims	1,463	393
Contingent liability	5,985	4,926
Operating lease liability	12,624	11,364
Accrued interest	930	937
Other	6,167	8,423
Total accrued liabilities	$283,492	$155,442
Noncurrent liabilities — Other:
Pension and other non-qualified retirement plans	$47,263	$54,043
Self-insurance liabilities	40,910	37,369
Contingent liability	1,759	4,197
Deferred revenue	1,003	2,955
Uncertain tax positions including interest and penalties	2,578	2,895
Operating lease liability	37,864	33,886
Payroll tax deferral[1]	15,424	10,205
Other	956	1,630
Total noncurrent liabilities — other	$147,757	$147,180
(1)Deferral related to the provisions within the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, which allows for the deferral of the employer share of Social Security tax.

NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At September 30, 2021, we had purchase commitments for equipment, parts and supplies of approximately $48.1 million.
2021 FORM 10-K | 96

Lease Obligations
    Refer to Note 5—Leases for additional information on our lease obligations.
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
2021 FORM 10-K | 97

General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.

Summarized financial information of our reportable segments for the fiscal years ended September 30, 2021, 2020 and 2019 is shown in the following tables:

	September 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,026,364	$126,399	$57,917	$7,888	$—	$1,218,568
Intersegment	—	—	—	35,416	(35,416)	—
Total sales	1,026,364	126,399	57,917	43,304	(35,416)	1,218,568

Segment operating income (loss)	(287,176)	15,969	(21,003)	(9,704)	(1,580)	(303,494)
Depreciation and amortization	392,415	10,557	2,013	1,426	—	406,411

	September 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,474,380	$143,149	$144,185	$12,213	$—	$1,773,927
Intersegment	—	—	—	36,901	(36,901)	—
Total sales	1,474,380	143,149	144,185	49,114	(36,901)	1,773,927

Segment operating income (loss)	(393,902)	7,478	(162,368)	4,403	—	(544,389)
Depreciation and amortization	438,039	11,681	17,531	1,241	—	468,492

	September 30, 2019
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$2,426,191	$147,635	$211,731	$12,933	$—	$2,798,490
Intersegment	—	—	—	—	—	—
Total sales	2,426,191	147,635	211,731	12,933	—	2,798,490

Segment operating income	80,898	19,594	5,366	3,375	—	109,233
Depreciation and amortization	504,466	10,010	35,466	1,523	—	551,465

The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Consolidated Statements of Operations:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Segment operating income (loss)	$(303,494)	$(544,389)	$109,233
Gain on sale of assets	1,042	46,775	39,691
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(126,097)	(122,573)	(128,342)
Operating income (loss) from continuing operations	(428,549)	(620,187)	20,582
Other income (expense)
Interest and dividend income	10,254	7,304	9,468
Interest expense	(23,955)	(24,474)	(25,188)
Gain (loss) on investment securities	6,727	(8,720)	(54,488)
Gain on sale of subsidiary	—	14,963	—
Other	(5,657)	(5,384)	(1,596)
Total unallocated amounts	(12,631)	(16,311)	(71,804)
Loss from continuing operations before income taxes	$(441,180)	$(636,498)	$(51,222)
2021 FORM 10-K | 98

The following table reconciles segment total assets to total assets as reported on the Consolidated Balance Sheets:

	Year Ended September 30,
(in thousands)	2021	2020
Total assets[1]
North America Solutions	$3,418,569	$3,812,718
Offshore Gulf of Mexico	84,580	93,501
International Solutions	269,820	181,181
Other	95,398	22,144
	3,868,367	4,109,544
Investments and corporate operations	1,165,761	720,077
Total assets from continuing operations	$5,034,128	$4,829,621
(1)    Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Operating revenues
United States	$1,158,230	$1,626,407	$2,585,008
Argentina	27,855	84,402	165,718
Bahrain	27,435	28,653	11,528
United Arab Emirates	957	24,716	4,728
Colombia	1,674	6,414	29,757
Other foreign	2,417	3,335	1,751
Total	$1,218,568	$1,773,927	$2,798,490

    The following table presents property, plant and equipment by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2021	2020
Property, plant and equipment, net
United States	$3,042,140	$3,562,525
Argentina	50,944	49,419
Colombia	22,959	21,740
Other foreign	11,244	12,657
Total	$3,127,287	$3,646,341

NOTE 18 RESTRUCTURING CHARGES
During the second quarter of fiscal year 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Costs incurred as of September 30, 2021 in connection with the restructuring are primarily comprised of one-time severance benefits to employees who were involuntarily terminated. During the third quarter of fiscal year 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred one-time severance charges for employees who were voluntarily terminated.
Additionally, we continue to take measures to lower our cost structure based on activity levels. During fiscal year 2021, we incurred one-time moving related expenses primarily due to the downsizing and relocation of our Houston assembly facility and various storage yards used for idle rigs. These charges are included in other restructuring expenses within the tables below.

2021 FORM 10-K | 99

The following table summarizes the Company's restructuring charges incurred during the year ended September 30, 2021:

	Year Ended September 30, 2021
(in thousands)	North America Solutions	International Solutions	Corporate	Total
Employee termination benefits	$54	$207	$1,215	$1,476
Other restructuring expenses	3,815	—	635	$4,450
Total restructuring charges	$3,869	207	$1,850	$5,926
Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We restructured our operations to accommodate scale during an industry downturn and to re-organize our operations to align to new marketing and management strategies. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things, a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels. Costs incurred as of September 30, 2020 in connection with the restructuring were primarily comprised of one-time severance benefits to employees who were voluntarily or involuntarily terminated, benefits related to forfeitures and costs related to modification of stock-based compensation awards.

The following table summarizes the Company's restructuring charges incurred during the year ended September 30, 2020:

	Year Ended September 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Corporate G&A	Total
Employee termination benefits	$10,041	$1,432	$2,991	$321	$4,745	$19,530
Stock-based compensation benefit	(3,036)	(178)	(11)	(61)	(197)	(3,483)
Total restructuring charges	$7,005	$1,254	$2,980	$260	$4,548	$16,047

These expenses are recorded within restructuring charges on our Consolidated Statements of Operations for the fiscal years ended September 30, 2021 and 2020.

NOTE 19 SUBSEQUENT EVENTS
On October 27, 2021, we redeemed all of the outstanding 2025 Notes, which resulted in the principal payment of $487.1 million, a make-whole premium and accrued interest payment of $58.1 million and the write off of unamortized discount and debt issuance costs of $3.7 million, which will be recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 redemption. Additional details are fully discussed in Note 7—Debt.
Subsequent to September 30, 2021, we sold the assets associated with two lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenues during fiscal year 2021, in two separate transactions. The sale of our trucking services was completed on November 3, 2021 while the sale of our casing running services was completed on November 15, 2021 for combined cash consideration less costs to sell of $5.8 million, in addition to the possibility of future earnout revenue.
On November 12, 2021, we settled a drilling contract dispute with YPF S.A. (Argentina). The settlement requires that YPF make a one-time cash payment to H&P in the amount of approximately $11.0 million and enter into drilling service contracts for three drilling rigs, each with multi-year terms.

2021 FORM 10-K | 100

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
d)    Changes in Internal Control Over Financial Reporting.
None.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2022, to be filed with the SEC not later than 120 days after September 30, 2021.
We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under “http://ir.helmerichpayne.com/websites/helmerichandpayne/English/4500.html.” Our Internet address is www.helmerichpayne.com. We intend to disclose any amendments to or waivers from this code on our website.
2021 FORM 10-K | 101

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation, is incorporated herein by reference to the material beginning with the caption “Compensation Committee Report” and ending with the caption “Pay Ratio Disclosure”, as well as under the captions “Director Compensation in Fiscal Year 2021” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2022, to be filed with the SEC not later than 120 days after September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the material under the captions “Summary of All Existing Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2022, to be filed with the SEC not later than 120 days after September 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the material under the captions “Corporate Governance—Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2022, to be filed with the SEC not later than 120 days after September 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the material under the caption “Proposal 2—Ratification of Appointment of Independent Auditors—Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2022, to be filed with the SEC not later than 120 days after September 30, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:  Our consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated November 18, 2021, are listed below and included in Item 8— “Financial Statements and Supplementary Data” of this Form 10‑K.
2.Financial Statement Schedules:  All schedules are omitted because they are not applicable or required or because the required information is contained in the financial statements or included in the notes thereto.
3.Exhibits:  The following documents are included as exhibits to this Form 10‑K. Exhibits incorporated by reference are duly noted as such.

3.1
Amended and Restated Certificate of Incorporation of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on March 14, 2012, SEC File No. 001‑04221).

2021 FORM 10-K | 102

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

4.5
Second Supplemental Indenture, dated September 29, 2021, to the Indenture, dated December 20, 2018, between Helmerich & Payne, Inc. and Wells Fargo Bank, National Association, as trustee (including the form of 2.900% Senior Note due 2031) (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on September 29, 2021, SEC File No. 001‑04221).

4.6
Registration Rights Agreement, dated September 29, 2021, among Helmerich & Payne, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 29, 2021, SEC File No. 001-04221)

10.1
Credit Agreement, dated November 13, 2018, among Helmerich & Payne, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, SEC File No. 001-04221).

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

*10.5
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

*10.7
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan applicable to certain executives (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, SEC File No. 001-04221).

*10.8
Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Appendix “A” of the Company’s Proxy Statement on Schedule 14A filed on January 19, 2016, SEC File No. 001-04221).

*10.9
Form of Agreements for the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to certain executives: (i) Nonqualified Stock Option Agreement and (ii) Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, SEC File No. 001-04221).

*10.10
Form of Agreements for the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to participants other than certain executives: (i) Nonqualified Stock Option Agreement and (ii) Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2016, SEC File No. 001-04221).

2021 FORM 10-K | 103

*10.11
Form of Agreements for the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan applicable to Directors: (i) Nonqualified Stock Option Agreement and (ii) Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, SEC File No. 001-04221).

*10.12
Supplemental Retirement Income Plan for Salaried Employees of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-04221).

*10.13
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-04221).

*10.14
Helmerich & Payne, Inc. Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-04221).

*10.15
Form of Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 18, 2018, SEC File No. 001-04221).

*10.16
Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix “A” of the Company’s Proxy Statement on Schedule 14A filed on January 21, 2020, SEC File No. 001-04221).

*10.17
Helmerich & Payne, Inc. Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, SEC File No. 001-04221).

*10.18
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, SEC File No. 001-04221).

*10.19
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

*10.20
Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

*10.21
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to employees (incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

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
*Management or Compensatory Plan or Arrangement.

ITEM 16. FORM 10-K SUMMARY
None.
2021 FORM 10-K | 104

(This page has been left blank intentionally.)
2021 FORM 10-K | 105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By:	/s/ John W. Lindsay
John W. Lindsay,
Director, President and Chief Executive Officer

Date: November 18, 2021

2021 FORM 10-K | 106

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Lindsay	Director, President and Chief Executive Officer	November 18, 2021
John W. Lindsay	(Principal Executive Officer)

/s/ Mark W. Smith	Senior Vice President and Chief Financial Officer	November 18, 2021
Mark W. Smith	(Principal Financial Officer)

/s/ Sara M. Momper	Vice President and Chief Accounting Officer	November 18, 2021
Sara M. Momper	(Principal Accounting Officer)

/s/ Hans Helmerich	Director and Chairman of the Board	November 18, 2021
Hans Helmerich

/s/ Delaney Bellinger	Director	November 18, 2021
Delaney Bellinger

/s/ Belgacem Chariag	Director	November 18, 2021
Belgacem Chariag

/s/ Kevin G. Cramton	Director	November 18, 2021
Kevin G. Cramton

/s/ Randy A. Foutch	Director	November 18, 2021
Randy A. Foutch

/s/ Jose R. Mas	Director	November 18, 2021
Jose R. Mas

/s/ Thomas A. Petrie	Director	November 18, 2021
Thomas A. Petrie

/s/ Donald F. Robillard, Jr.	Director	November 18, 2021
Donald F. Robillard, Jr.

/s/ Edward B. Rust, Jr.	Director	November 18, 2021
Edward B. Rust, Jr.

/s/ Mary M. VanDeWeghe	Director	November 18, 2021
Mary M. VanDeWeghe

/s/ John D. Zeglis	Director	November 18, 2021
John D. Zeglis

2021 FORM 10-K | 107