Form 10-Q
period 2021-12-31
Helmerich & Payne, Inc.
filed 2022-01-31
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT January 24, 2022
Common Stock, $0.10 par value	105,504,645

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
(in thousands except share data and share amounts)	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$234,196	$917,534
Short-term investments	207,068	198,700
Accounts receivable, net of allowance of $1,730 and $2,068, respectively	282,381	228,894
Inventories of materials and supplies, net	87,272	84,057
Prepaid expenses and other, net	80,956	85,928
Assets held-for-sale	62,821	71,453
Total current assets	954,694	1,586,566

Investments	193,624	135,444
Property, plant and equipment, net	3,066,326	3,127,287
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	72,042	73,838
Operating lease right-of-use assets	47,356	49,187
Other assets, net	12,559	16,153
Total other noncurrent assets	177,610	184,831

Total assets	$4,392,254	$5,034,128

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$109,032	$71,996
Dividends payable	26,819	27,332
Current portion of long-term debt, net	—	483,486
Accrued liabilities	263,125	283,492
Total current liabilities	398,976	866,306

Noncurrent Liabilities:
Long-term debt, net	542,236	541,997
Deferred income taxes	545,869	563,437
Other	126,551	147,757
Noncurrent liabilities - discontinued operations	2,031	2,013
Total noncurrent liabilities	1,216,687	1,255,204
Commitments and contingencies (Note 13)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of both December 31, 2021 and September 30, 2021, and 105,731,795 and 107,898,859 shares outstanding as of December 31, 2021 and September 30, 2021, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	514,969	529,903
Retained earnings	2,495,206	2,573,375
Accumulated other comprehensive loss	(19,850)	(20,244)
Treasury stock, at cost, 6,491,070 shares and 4,324,006 shares as of December 31, 2021 and September 30, 2021, respectively	(224,956)	(181,638)
Total shareholders’ equity	2,776,591	2,912,618
Total liabilities and shareholders' equity	$4,392,254	$5,034,128
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
(in thousands, except per share amounts)	2021	2020
OPERATING REVENUES
Drilling services	$407,534	$244,781
Other	2,248	1,596
	409,782	246,377
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	299,652	198,689
Other operating expenses	1,182	1,362
Depreciation and amortization	100,437	106,861
Research and development	6,527	5,583
Selling, general and administrative	43,715	39,303
Asset impairment charge	4,363	—
Restructuring charges	742	138
Gain on reimbursement of drilling equipment	(5,254)	(2,191)
Other (gain) loss on sale of assets	1,029	(10,145)
	452,393	339,600
OPERATING LOSS FROM CONTINUING OPERATIONS	(42,611)	(93,223)
Other income (expense)
Interest and dividend income	2,589	1,879
Interest expense	(6,114)	(6,139)
Gain on investment securities	47,862	2,924
Loss on extinguishment of debt	(60,083)	—
Other	(542)	(1,480)
	(16,288)	(2,816)
Loss from continuing operations before income taxes	(58,899)	(96,039)
Income tax benefit	(7,568)	(18,115)
Loss from continuing operations	(51,331)	(77,924)
Income (loss) from discontinued operations before income taxes	(31)	7,493
Income tax provision	—	—
Income (loss) from discontinued operations	(31)	7,493
NET LOSS	$(51,362)	$(70,431)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.48)	$(0.73)
Income from discontinued operations	—	0.07
Net loss	$(0.48)	$(0.66)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.48)	$(0.73)
Income from discontinued operations	—	0.07
Net loss	$(0.48)	$(0.66)

Weighted average shares outstanding:
Basic	107,571	107,617
Diluted	107,571	107,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Three Months Ended December 31,
(in thousands)	2021	2020
Net loss	$(51,362)	$(70,431)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(0.1) million for the three months ended December 31, 2021 and 2020	394	457
Other comprehensive income	394	457
Comprehensive loss	$(50,968)	$(69,974)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three Months Ended December 31, 2021 and 2020
(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income (loss):
Net loss	—	—	—	(51,362)	—	—	—	(51,362)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 per share)	—	—	—	(26,807)	—	—	—	(26,807)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,152)	—	—	(381)	17,040	(4,112)
Stock-based compensation	—	—	6,218	—	—	—	—	6,218
Share repurchases	—	—	—	—	—	2,548	(60,358)	(60,358)
Balance, December 31, 2021	112,222	$11,222	$514,969	$2,495,206	$(19,850)	6,491	$(224,956)	$2,776,591

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income:
Net loss	—	—	—	(70,431)	—	—	—	(70,431)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,324)	—	—	—	(27,324)
Vesting of restricted stock awards, net of shares withheld for employee taxes	72	7	(16,742)	—	—	(295)	14,618	(2,117)
Stock-based compensation	—	—	7,451	—	—	—	—	7,451
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(381)		—	—	—	(381)
Balance, December 31, 2020	112,223	$11,222	$511,956	$2,911,006	$(25,731)	4,368	$(183,535)	$3,224,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(51,362)	$(70,431)
Adjustment for (income) loss from discontinued operations	31	(7,493)
Loss from continuing operations	(51,331)	(77,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,437	106,861
Asset impairment charge	4,363	—
Amortization of debt discount and debt issuance costs	239	460
Loss on extinguishment of debt	60,083	—
Provision for credit loss	(112)	(465)
Provision for obsolete inventory	(708)	216
Stock-based compensation	6,218	7,451
Gain on investment securities	(47,862)	(2,924)
Gain on reimbursement of drilling equipment	(5,254)	(2,191)
Other (gain) loss on sale of assets	1,029	(10,145)
Deferred income tax benefit	(17,750)	(15,016)
Other	(3,781)	1,458
Change in assets and liabilities:
Accounts receivable	(54,641)	(32,586)
Inventories of materials and supplies	(2,507)	4,612
Prepaid expenses and other	4,099	(5,935)
Other noncurrent assets	3,930	1,629
Accounts payable	36,041	9,738
Accrued liabilities	(17,592)	(6,674)
Deferred income tax liability	69	16
Other noncurrent liabilities	(18,675)	1,818
Net cash used in operating activities from continuing operations	(3,705)	(19,601)
Net cash used in operating activities from discontinued operations	(13)	(3)
Net cash used in operating activities	(3,718)	(19,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,014)	(13,985)
Other capital expenditures related to assets held-for-sale	(3,877)	—
Purchase of short-term investments	(47,083)	(94,151)
Purchase of long-term investments	(9,015)	(1,000)
Proceeds from sale of short-term investments	37,777	37,097
Proceeds from asset sales	21,483	6,836
Net cash used in investing activities	(44,729)	(65,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(27,320)	(26,918)
Payments for employee taxes on net settlement of equity awards	(4,113)	(2,119)
Payment of contingent consideration from acquisition of business	(250)	(250)
Payments for early extinguishment of long-term debt	(487,148)	—
Make-whole premium payment	(56,421)	—
Share repurchases	(60,358)	—
Net cash used in financing activities	(635,610)	(29,287)
Net decrease in cash and cash equivalents and restricted cash	(684,057)	(114,094)
Cash and cash equivalents and restricted cash, beginning of period	936,716	536,747
Cash and cash equivalents and restricted cash, end of period	$252,659	$422,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest paid	$2,673	$77
Income tax paid (received), net	97	(190)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	3,657	3,986
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(1,820)	(369)
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	—	9,290
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	(1,251)
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
Our North America Solutions operations are primarily located in Colorado, Louisiana, Montana, New Mexico, North Dakota, Nevada, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and in our International Solutions we have operations in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own and operate limited commercial real estate properties. Our real estate assets, which are located exclusively within Tulsa, Oklahoma, include a shopping center and undeveloped real estate.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2021 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Loss from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

COVID-19 and OPEC+ Production Impacts

The ongoing COVID-19 pandemic has resulted in significant global economic disruption, including North America and many of the other geographic areas where we operate, or where our customers are located, or suppliers or vendors operate. As the global economy and demand for crude oil continues to recover from the global impact of the COVID-19 pandemic, the persistent effects from new variants, including Delta and Omicron, have further constrained recovery of global economic activity and levels of crude oil demand. In addition, the reinstatement of travel restrictions in certain countries where we operate, including the temporary closure of some international borders, has resulted in periodic travel delays and cancellations for some of our staff and rotator personnel. To date, these personnel delays have not impacted our ability to fulfill our contractual obligations under contracts with customers, but could potentially impact these contracts in the future. While many governmental authorities have implemented multi-step policies towards the goal of reopening their economies, certain jurisdictions have experienced reinstated certain restrictions due to a rise in COVID-19 cases. Overall this impact has been uneven, as other jurisdictions have not adjusted reopening initiatives and have completed the reopening process despite increases in COVID-19 cases. Despite the increased availability of vaccines in most jurisdictions, the COVID-19 pandemic is predicted to continue through the upcoming months, specifically as a result of the proliferation of the Omicron variant and its high transmission rate. Vaccine hesitancy by some portions of the population and a full return to pre-pandemic business and social activities, may cause some governmental authorities in highly impacted areas to further reconsider restrictions on business and social activities. In the event that some governmental authorities increase or reinstate restrictions, the successful reopening of the economy may be curtailed. We have experienced, and expect to continue to experience, some periodic disruptions to our business operations, as these government restrictions have significantly impacted, and may continue to impact, many sectors of the economy. Depressed economic conditions exacerbated by COVID-19 restrictions in several foreign jurisdictions where we operate have led to an increase in community protests and labor strikes that have interrupted transportation or other services, which have resulted in periodic short-term suspensions of our operations. With the global spread of the Omicron variant, this type of temporary impact may continue to occur from time to time as a result of persistent social unrest and reaction to governmental restrictions. In addition, the risk of infection and associated health risks with the new variants of COVID-19, has altered and will continue to alter behaviors of consumers and policies of companies around the world. Such altered behaviors and policies have many of the same effects intended by governmental authorities to stop the spread of COVID-19, such as self-imposed or voluntary social distancing, quarantining, and remote work policies. We work to comply with all regulations of governmental authorities in the jurisdictions where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations.

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

    At December 31, 2021, the Company had cash and cash equivalents and short-term investments of $441.3 million. The 2018 Credit Facility (as defined within Note 6—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company 2031 Notes (as defined within Note 6—Debt) do not mature until September 29, 2031.

On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 4.65 percent unsecured senior notes due 2025 (the "2025 Notes") at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent unsecured senior notes due 2031 (the "2031 Notes"). The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021. The 2031 Notes mature on September 29, 2031. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, these notes were included in the current portion of long-term debt on our Consolidated Balance Sheets as of September 30, 2021. The associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment. These amounts were recorded in Loss on Extinguishment of Debt in our Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2021. Refer to Note 6—Debt for further details.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.  Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $18.5 million and $48.7 million at December 31, 2021 and 2020, respectively, and $19.2 million and $48.9 million at September 30, 2021 and 2020, respectively. Of the total restricted cash at December 31, 2021 and September 30, 2021, $1.1 million and $1.5 million, respectively, is related to the acquisition of drilling technology companies, and $17.4 million and $17.7 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
The cash, cash equivalents, and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	December 31,		September 30,
(in thousands)	2021	2020	2021	2020
Cash and cash equivalents	$234,196	$373,980	$917,534	$487,884
Restricted cash
Prepaid expenses and other, net	17,681	45,688	18,350	45,577
Other assets, net	782	2,985	832	3,286
Total cash, cash equivalents, and restricted cash	$252,659	$422,653	$936,716	$536,747
During the three months ended December 31, 2021, our cash, cash equivalents, and restricted cash balance decreased approximately $684.1 million compared to our balance at September 30, 2021. This change was primarily driven by the redemption of all the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. Additionally, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.

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
The following table provides a brief description of a recently adopted accounting pronouncement and our analysis of the effects on our financial statements:

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
		October 1, 2021	We adopted this ASU during the first quarter of fiscal year 2022. The adoption did not have a material effect on our Unaudited Condensed Consolidated Financial Statements and disclosures.
Self-Insurance
Our wholly-owned insurance captives ("Captives") incurred direct operating costs consisting primarily of $(2.2) million and $0.5 million in adjustments to accruals for estimated losses allocated to the Captives and rig casualty insurance premiums of $8.8 million and $2.5 million during the three months ended December 31, 2021 and 2020, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2021 and 2020 amounted to $13.6 million and $7.1 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captives' insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the three months ended December 31, 2021 and 2020 were $3.2 million and $2.3 million, respectively.
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

We have also experienced certain risks specific to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars. From September 2019 through 2021, Argentina implemented additional currency controls in an effort to preserve Argentina's U.S. dollar reserves. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. Further, there are additional concerns regarding Argentina's debt burden, notwithstanding Argentina's restructuring deal with international bondholders in August 2020, as Argentina attempts to manage its substantial sovereign debt issues. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
For the three months ended December 31, 2021 and 2020, we recorded aggregate foreign currency losses of $1.0 million and $1.8 million, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of December 31, 2021, our cash balance in Argentina was $39.6 million.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2021, approximately 9.3 percent of our operating revenues were generated from international locations in our drilling business compared to 4.4 percent during the three months ended December 31, 2020. During the three months ended December 31, 2021, approximately 77.1 percent of operating revenues from international locations were from operations in South America, compared to 18.1 percent during the three months ended December 31, 2020. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations include an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three months ended December 31, 2021 and 2020 was primarily due to the remeasurement of an uncertain tax liability as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 4,597,200 Bolivars per United States dollar at December 31, 2021, compared to 4,181,782 and 1,107,199 Bolivars per United States dollar at September 30, 2021, and December 31, 2020, respectively. The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2021 and September 30, 2021 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2021	September 30, 2021
Drilling services equipment	4 - 15 years	$6,256,764	$6,229,011
Tubulars	4 years	568,273	573,900
Real estate properties	10 - 45 years	43,303	43,302
Other	2 - 23 years	421,091	459,741
Construction in progress (1)		53,481	47,587
		7,342,912	7,353,541
Accumulated depreciation		(4,276,586)	(4,226,254)
Property, plant and equipment, net		$3,066,326	$3,127,287

Assets held-for-sale		$62,821	$71,453
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $98.6 million and $105.1 million, including $1.3 million and $0.3 million in abandonments, for the three months ended December 31, 2021 and 2020, respectively.
Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2021	$71,453
Plus:
Asset additions	1,025
Less:
Sale of assets held-for-sale	(9,657)
Balance at December 31, 2021	$62,821
In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represents their fair value less estimated costs to sell, and were reclassified as held-for-sale in the second and third quarters of fiscal year 2021. During the three months ended December 31, 2021, we completed the sale of a portion of the assets with a net book value of $0.9 million that were classified as held-for-sale as September 30, 2021.
During September 2021, the Company agreed to sell eight FlexRig® land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling") for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. We received the $86.5 million in cash consideration in advance of delivering the rigs. As part of the sales agreement, the rigs will be delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. No rigs have been delivered to ADNOC Drilling as of December 31, 2021 and, therefore, the total cash proceeds of $86.5 million are recorded in Accrued Liabilities within our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021. As a result, these rigs are classified as held-for-sale in the Unaudited Condensed Consolidated Balance Sheets until each rig is delivered, at which time any related gain/loss on the sale will be recognized in the Unaudited Condensed Consolidated Statement of Operations. The rigs' fair value less estimated cost to sell of $29.0 million, including approximately $24.0 million of cash costs to be incurred, approximated their net book values at December 31, 2021. Of the estimated $24.0 million of cash costs to be incurred, we paid approximately $3.9 million in cash charges during the three months ended December 31, 2021.

During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running assets, which contributed approximately 2.8 percent to our consolidated revenue during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale during the fourth quarter of fiscal year 2021.
During the three months ended December 31, 2021, we closed on the sale of these assets in two separate transactions. The sale of our trucking assets was completed on November 3, 2021 while the sale of our casing running assets was completed on November 15, 2021 for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout revenue, resulting in a loss of $3.4 million. Losses related to the sale of these assets are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2021, we identified two partial rig substructures and two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment during the three months ended December 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment during the three months ended December 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million.
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
Gain/Loss on Sale of Assets
During the three months ended December 31, 2021, we had a gain of $5.3 million related to customer reimbursement for the replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gain on Reimbursement of Drilling Equipment within our Unaudited Condensed Consolidated Statements of Operations. During the same fiscal period, we also closed on the sale of our trucking and casing running assets as mentioned above.
During the three months ended December 31, 2020, completed the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million and recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations. We also had a gain of $2.2 million on asset sales related to customer reimbursement for the replacement value of drill pipe damaged or lost in drilling operations. Gains related to these asset sales are recorded in Gain on Reimbursement of Drilling Equipment within our Unaudited Condensed Consolidated Statements of Operations.

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
During the three months ended December 31, 2021, we had no additions or impairments to goodwill. As of December 31, 2021 and September 30, 2021, the goodwill balance was $45.7 million.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consist of the following:

		December 31, 2021			September 30, 2021
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$23,671	$65,425	$89,096	$22,182	$66,914
Intellectual property	13 years	1,500	244	1,256	1,500	216	1,284
Trade name	20 years	5,865	1,237	4,628	5,865	1,158	4,707
Customer relationships	5 years	4,000	3,267	733	4,000	3,067	933
		$100,461	$28,419	$72,042	$100,461	$26,623	$73,838
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million for both the three months ended December 31, 2021 and 2020. Amortization is estimated to be approximately $5.4 million for the remainder of fiscal year 2022, approximately $6.5 million for fiscal year 2023, and approximately $6.4 million for fiscal years 2024, 2025 and 2026.

NOTE 6 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	December 31, 2021			September 30, 2021
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$—	$—	$—	$487,148	$(3,662)	$483,486
Due September 29, 2031	550,000	(7,764)	542,236	550,000	(8,003)	541,997
	550,000	(7,764)	542,236	1,037,148	(11,665)	1,025,483

Less long-term debt due within one year	—	—	—	(487,148)	3,662	(483,486)
Long-term debt	$550,000	$(7,764)	$542,236	$550,000	$(8,003)	$541,997
Senior Notes

2.90% Senior Notes due 2031 On September 29, 2021, we issued $550.0 million aggregate principal amount of 2.90 percent 2031 Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act (“Rule 144A”) and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act (“Regulation S”). Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022. The 2031 Notes will mature on September 29, 2031 and bear interest at a rate of 2.90 percent per annum.

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

On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
As of December 31, 2021, we had five separate bi-lateral credit facilities with banks with an aggregate outstanding balance of $30.4 million.
As of December 31, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $5.8 million of financial guarantees were outstanding as of December 31, 2021.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At December 31, 2021, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates.
Our income tax benefit from continuing operations for the three months ended December 31, 2021 and 2020 was $7.6 million and $18.1 million, respectively, resulting in effective tax rates of 12.8 percent and 18.9 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2021 and 2020 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. Additionally, the effective tax rate for the three months ended December 31, 2021 includes a federal tax benefit from the foreign-derived intangible income deduction. The discrete adjustments for the three months ended December 31, 2021 and 2020 are primarily due to tax expense related to equity compensation of $3.5 million and $4.1 million, respectively.
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

NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the three months ended December 31, 2021, we repurchased 2.5 million common shares at an aggregate cost of $60.4 million, which are held as treasury shares. We had no repurchases of common shares during the three months ended December 31, 2020.
A cash dividend of $0.25 per share was declared on September 1, 2021 for shareholders of record on November 23, 2021, and was paid on December 1, 2021. An additional cash dividend of $0.25 per share was declared on December 10, 2021 for shareholders of record on February 11, 2022, payable on February 28, 2022. As a result, we recorded a dividend payable of $26.8 million within Dividends Payable on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

(in thousands)	December 31, 2021	September 30, 2021
Pre-tax amounts:
Unrecognized net actuarial loss	$(25,761)	$(26,268)
	(25,761)	(26,268)
After-tax amounts:
Unrecognized net actuarial loss	(19,850)	(20,244)
	$(19,850)	$(20,244)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three months ended December 31, 2021:

(in thousands)	Defined Benefit Pension Plan
Balance at beginning of period	$(20,244)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	394
Net current-period other comprehensive income	394
Balance at December 31, 2021	$(19,850)

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The releases for rigs under term contracts result in early termination compensation owed to us, while releases for rigs under well-to-well contracts given outside the notification window provided for in the contract result in notification fees owed to us. During the three months ended December 31, 2021, we recognized no early termination revenue associated with term contracts compared to $5.8 million during the three months ended December 31, 2020.
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
On November 12, 2021, we settled a drilling contract dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. (Argentina) ("YPF"). The settlement required that YPF make a one-time cash payment to H&P in the amount of $11.0 million and enter into drilling service contracts for three drilling rigs, each with multi-year terms. In addition, both parties were released of all outstanding claims against each other, and as a result, H&P recognized $5.4 million in revenue primarily due to accrued disputed amounts. Total revenue recognized as a result of the settlement in the amount of $16.4 million is included in Drilling Services Revenue within the International Solutions segment on our Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2021.
Contract Costs
We had capitalized fulfillment costs of $7.0 million and $4.3 million as of December 31, 2021 and September 30, 2021, respectively.

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2021 was approximately $723.5 million, of which approximately $499.6 million is expected to be recognized during the remainder of fiscal year 2022, approximately $168.7 million during fiscal year 2023, and approximately $74.9 million during fiscal year 2024 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. However, the impact of the COVID-19 pandemic is inherently uncertain, and, as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the effect it may have on our contractual obligations with our customers.
Subsequent to December 31, 2021, we received notice from an International Solutions customer of their intent to early terminate a fixed-term drilling services contract. Due to the notification being received subsequent to December 31, 2021, the backlog as of December 31, 2021 includes approximately $22.0 million of future dayrate revenue related to this contract.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated below:

(in thousands)	December 31, 2021	September 30, 2021
Contract assets, net	$4,784	$4,513

(in thousands)	December 31, 2021
Contract liabilities balance at September 30, 2021	$9,286
Payment received/accrued and deferred	14,218
Revenue recognized during the period	(11,073)
Contract liabilities balance at December 31, 2021	$12,431

NOTE 10 STOCK-BASED COMPENSATION
A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended December 31,
(in thousands)	2021	2020
Stock-based compensation expense
Drilling services operating	$1,240	$1,763
Research and development	353	335
Selling, general and administrative	4,625	5,353
	$6,218	$7,451
Restricted Stock
A summary of the status of our restricted stock awards as of December 31, 2021 and changes in non-vested restricted stock outstanding during the three months then ended is presented below:

(in thousands, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2021	1,412	$37.36
Granted	689	24.87
Vested (2)	(535)	41.25
Forfeited	(3)	28.70
Non-vested restricted stock outstanding at December 31, 2021	1,563	$30.54
(1)    Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. During the three months ended December 31, 2021, no restricted phantom stock units were granted or vested.
(2)    The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Performance Units
A summary of the status of our performance-vested restricted share units ("performance units") as of December 31, 2021 and changes in non-vested performance units outstanding during the three months ended is presented below:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Non-vested performance units outstanding at September 30, 2021	699	$41.55
Granted	227	30.12
Dividend equivalent right performance units credited	9	41.55
Non-vested performance units outstanding at December 31, 2021 (1)	935	$38.77
(1)    Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 291,786 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 341,233 additional performance units could vest or become eligible to vest.
Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period. The vesting period for the performance share units granted in December 2018 ended on December 31, 2021 and the performance units eligible to vest were settled in shares of common stock in January 2022. Stock-based compensation expense related to these grants has been fully recognized as of December 31, 2021.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Loss from continuing operations	$(51,331)	$(77,924)
Income (loss) from discontinued operations	(31)	7,493
Net loss	(51,362)	(70,431)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(374)	(361)

Numerator for basic earnings (loss) per share:
From continuing operations	(51,705)	(78,285)
From discontinued operations	(31)	7,493
	(51,736)	(70,792)

Numerator for diluted earnings (loss) per share:
From continuing operations	(51,705)	(78,285)
From discontinued operations	(31)	7,493
	$(51,736)	$(70,792)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	107,571	107,617
Effect of dilutive shares from stock options, restricted stock and performance units	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	107,571	107,617

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.48)	$(0.73)
Income from discontinued operations	—	0.07
Net loss	$(0.48)	$(0.66)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.48)	$(0.73)
Income from discontinued operations	—	0.07
Net loss	$(0.48)	$(0.66)
We had a net loss for all periods presented above. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2021	2020
Potentially dilutive shares excluded as anti-dilutive	2,891	4,494
Weighted-average price per share	$58.22	$55.61

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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Recurring Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement.

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$203,401	$—	$203,401	$—
U.S. government and federal agency securities	3,667	3,667	—	—
Total short-term investments	207,068	3,667	203,401	—

Investments:
Non-qualified supplemental savings plan	19,455	19,455	—	—
Equity and debt securities	17,502	14,002	—	3,500
Equity investment in ADNOC Drilling	147,786	147,786	—	—
Total investments	184,743	181,243	—	3,500

Liabilities
Contingent consideration	$3,096	$—	$—	$3,096

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$192,950	$—	$192,950	$—
U.S. government and federal agency securities	5,750	5,750	—	—
Total short-term investments	198,700	5,750	192,950	—

Investments:
Non-qualified supplemental savings plan	18,221	18,221	—	—
Equity and debt securities	14,358	13,858	—	500
Cornerstone investment in ADNOC Drilling	100,000	100,000	—	—
Total investments	132,579	132,079	—	500

Liabilities
Contingent consideration	$2,996	$—	$—	$2,996

Short-term investments include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Unaudited Condensed Consolidated Statements of Operations. The securities are recorded at fair value. Level 1 inputs include U.S. agency issued debt securities with active markets and money market funds. For these items, quoted current market prices are readily available. Level 2 inputs included corporate bonds measured using broker quotations that utilize observable market inputs.
Our long-term investments include debt and equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan"). Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs. Additionally we hold equity securities in Schlumberger, Ltd., which is classified as Level 1 and based on the quoted stock price. Our long-term debt securities are classified as available-for-sale and considered a Level 3 input based on the absence of market activity.
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling's IPO was completed on October 3, 2021 and its shares are listed and traded on the Abu Dhabi Securities Exchange (ADX). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that a contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the three months ended December 31, 2021, we recognized a gain of $47.8 million in our Unaudited Condensed Consolidated Statement of Operations. As of December 31, 2021, this investment is classified as a Level 1 investment and based on the quoted stock price on the Abu Dhabi Securities Exchange, without applying a discount factor.
Our financial liabilities measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019. The contingent considerations are recorded in Accrued Liabilities and Other Noncurrent Liabilities in the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the milestone achievement. The following table reconciles changes in the fair value for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2021	2020
Liabilities at beginning of period	$2,996	$9,123
Additions	500	—
Total gains or losses:
Included in earnings	(150)	100
Settlements [1]	(250)	(250)
Liabilities at end of period	$3,096	$8,973
(1)Settlements represent earnout payments that have been paid or earned during the period.
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these nonfinancial assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired. These assets generally include assets held-for-sale, property, plant and equipment, goodwill, intangible assets, and operating lease right-of-use assets. If measured at fair value in the Unaudited Condensed Consolidated Balance Sheets, these would generally be classified within Level 2 or 3 of the fair value hierarchy. Further details on any changes in valuation of these assets is provided in their respective footnotes.
We also hold various other equity securities without readily determinable fair values that are classified as Level 3. These equity securities are measured at cost, less any impairments on a nonrecurring basis. As of December 31, 2021, the carrying value of these assets were equal to their fair value as no impairments have been taken to date. The following tables summarize our financial assets measured at fair value on a non-recurring basis:

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments:
Equity securities	$8,881	$—	$—	$8,881

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments:
Equity securities	$2,865	$—	$—	$2,865

As of December 31, 2021 and September 30, 2021 the aggregate balance of our debt and equity security investments in geothermal was $11.8 million and $2.7 million, respectively. These investments include assets measured on both a recurring and nonrecurring basis.
The following table reconciles changes in the fair value for our equity securities without readily determinable fair values that are classified as Level 3 for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2021	2020
Assets at beginning of period	$2,865	$—
Purchases	6,016	1,000
Assets at end of period	$8,881	$1,000
Other Financial Instruments

The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivables, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at December 31, 2021 and September 30, 2021.
The following information presents the supplemental fair value information about long-term fixed-rate debt at December 31, 2021 and September 30, 2021:

(in millions)	December 31, 2021 [1]	September 30, 2021
Current portion of long-term debt
Carrying value	$—	$483.5
Fair value	—	541.6

Long-term debt, net
Carrying value	542.2	542.0
Fair value	542.5	554.3
(1)On October 27, 2021 we redeemed the outstanding 2025 Notes. See Note 6—Debt to our Consolidated Financial Statements
The fair values of the current and long-term fixed-rate debt is based on broker quotes as of December 31, 2021 and September 30, 2021.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 13 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2021, we had purchase commitments for equipment, parts and supplies of approximately $62.9 million.
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
•Restructuring charges
but excludes gain on reimbursement of drilling equipment, other (gain) loss on sale of assets, corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.

Summarized financial information of our reportable segments for the three months ended December 31, 2021 and 2020 is shown in the following tables:

	Three Months Ended December 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$341,034	$29,314	$37,159	$2,275	$—	$409,782
Intersegment	—	—	—	13,648	(13,648)	—
Total sales	341,034	29,314	37,159	15,923	(13,648)	409,782

Segment operating income (loss)	(28,893)	5,466	8,049	3,929	(1,282)	(12,731)

	Three Months Ended December 31, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$201,990	$32,273	$10,518	$1,596	$—	$246,377
Intersegment	—	—	—	7,122	(7,122)	—
Total sales	201,990	32,273	10,518	8,718	(7,122)	246,377

Segment operating income (loss)	(72,928)	2,742	(8,357)	4,111	(2,126)	(76,558)
The following table reconciles segment operating loss per the tables above to loss from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2021	2020
Segment operating loss	$(12,731)	$(76,558)
Gain on reimbursement of drilling equipment	5,254	2,191
Other gain (loss) on sale of assets	(1,029)	10,145
Corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges	(34,105)	(29,001)
Operating loss from continuing operations	(42,611)	(93,223)
Other income (expense)
Interest and dividend income	2,589	1,879
Interest expense	(6,114)	(6,139)
Gain on investment securities	47,862	2,924
Loss on extinguishment of debt	(60,083)	—
Other	(542)	(1,480)
Total unallocated amounts	(16,288)	(2,816)
Loss from continuing operations before income taxes	$(58,899)	$(96,039)
The following table reconciles segment total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	December 31, 2021	September 30, 2021
Total assets [1]
North America Solutions	$3,399,211	$3,418,569
Offshore Gulf of Mexico	84,661	84,580
International Solutions	341,553	269,820
Other	85,409	95,398
	3,910,834	3,868,367
Investments and corporate operations	481,420	1,165,761
	$4,392,254	$5,034,128
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2021	2020
Operating revenues
United States	$371,488	$235,444
Argentina	29,152	1,553
Bahrain	7,632	7,549
United Arab Emirates	—	990
Colombia	375	429
Other Foreign	1,135	412
Total	$409,782	$246,377
Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.

NOTE 15 SUBSEQUENT EVENTS
Subsequent to December 31, 2021, we received notice from an International Solutions customer of their intent to early terminate a fixed-term drilling services contract. Due to the notification being received subsequent to December 31, 2021, the backlog as of December 31, 2021 includes approximately $22.0 million of future dayrate revenue related to this contract.
From January 1, 2022 through January 28, 2022, the Company repurchased approximately 600 thousand common shares at an aggregate cost of approximately $16.4 million, which are held as treasury shares. Under our evergreen authorization from the Board of Directors we are authorized to repurchase up to four million common shares in any calendar year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans, objectives of management for future operations, contract terms, financing and funding, and the ongoing effect of the COVID-19 pandemic and actions we or others may take in response to the COVID-19 pandemic are forward-looking statements. In addition, forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.
These forward-looking statements include, among others, information concerning our possible or assumed future results of operations and statements about the following subjects as:
•our business strategy;
•estimates of our revenues, income, earnings per share, and market share;
•our capital structure and our ability to return cash to stockholders through dividends or share repurchases;
•the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;
•the volatility of future oil and natural gas prices;
•the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil producing nations (together, "OPEC+") with respect to production levels or other matters related to the prices of oil and natural gas;
•changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, changes in prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs, or increase our capital expenditures and the construction or acquisition of rigs;
•the ongoing effect, impact, potential duration or other implications of the novel strain of coronavirus ("COVID-19") pandemic, including any variants of the virus, and the effectiveness of vaccines and distribution of vaccines to treat the virus, any reinstatement of governmental-imposed restrictions, and the pace of the economic recovery and any expectations we may have with respect thereto;
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
•impact of federal and state legislative and regulatory actions and policies affecting our costs and increasing operation restrictions or delay and other adverse impacts on our business;
•impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries;
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
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•potential impacts on our business resulting from climate change, greenhouse gas regulations, and the impact of climate change-related changes in the frequency and severity of weather patterns;
•potential long-lived asset impairments; and
•our sustainability strategy, including expectations, plans, or goals related to corporate responsibility, sustainability and environmental matters, and related reputational risks as a result of execution of this strategy.
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2021 Annual Report on Form 10-K under Item 1A— “Risk Factors,” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2021, our drilling rig fleet included a total of 271 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 236 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 28 rigs as of December 31, 2021. At the close of the first quarter of fiscal year 2022, we had 166 contracted rigs, of which 88 were under a fixed-term contract and 78 were working well-to-well, compared to 137 contracted rigs at September 30, 2021. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and take advantage of future opportunities.

Market Outlook
Our revenues are primarily derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas (“E&Ps”). Generally, the level of capital expenditures is dictated by current and expected future prices of crude oil and natural gas, which are determined by improving supply and demand factors. Both commodities have historically been, and we expect them to continue to be, cyclical and highly volatile.
Our drilling services operations are organized into the following reportable operating segments: North America Solutions, Offshore Gulf of Mexico, and International Solutions. With respect to North America Solutions, the resurgence of oil and natural gas production coming from the United States brought about by unconventional shale drilling for oil has significantly impacted the supply of oil and natural gas and the type of rig utilized in the U.S. land drilling industry. The advent of unconventional drilling for oil in the United States began in early 2009 and continues to evolve as E&Ps drill longer lateral wells with tighter well spacing. During this time, we designed, built and delivered to the market new technology AC drive rigs (FlexRig®), substantially growing our fleet. The pace of progress of unconventional drilling over the years has been cyclical and volatile, dictated by crude oil and natural gas price fluctuations.
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
The technical requirements of drilling longer lateral wells often necessitate the use of super-spec rigs and even when not required for shorter lateral wells, there is a strong customer preference for super-spec due to the drilling efficiencies gained in utilizing a super-spec rig. As a result, there has been a structural decline in the use of non-super-spec rigs across the industry. However, because we have a large super-spec fleet, we gained market share and became the largest provider of super-spec rigs in the industry. Accordingly, we believe we are well positioned to respond to various market conditions.

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
We experienced much of our rig count decline during the second and third quarters of fiscal year 2020 as our North America Solutions active rig count declined from 195 rigs at December 31, 2019 to a low of 47 rigs in August of 2020. However, during the fourth quarter of fiscal year 2020, the market experienced a stabilization of crude oil prices in the $40 per barrel range and subsequently crude oil prices moved toward $50 per barrel as our customers set their capital budgets for calendar year 2021. During calendar 2021 crude oil prices continued to increase, reaching more than $70 per barrel. However, as expected, rig activity did not move in tandem with crude oil prices to the same extent it had historically as a large portion of our customers have a more disciplined approach to their operations and capital spending in order to enhance their own financial returns.
As our customers establish their capital budgets for calendar year 2022, they are doing so in a higher crude oil price environment compared to a year ago, which suggests a higher level of capital spending in calendar year 2022 compared to calendar year 2021. Additionally, higher commodity prices have allowed customers to repair strengthen their balance sheets following the 2020 downturn freeing up additional funds for investment. Consequently, we anticipate a higher rig activity in fiscal 2022 relative to fiscal 2021. Our North America Solutions active rigs count has more than tripled from 47 rigs in August 2020 to 154 rigs at December 31, 2021. The initial sizable increase in our rig count of 25 rigs occurred during our first fiscal quarter of 2021 as customers set their 2021 capital spending budgets followed by another 15 rig increase during the second fiscal quarter of 2021. More recently the other sizable increase occurred during our first fiscal quarter of 2022 with an addition of another 27 rigs to our active rig count. To date, our fiscal 2022 rig count increases appear to mirror those of 2021 as we expect to add somewhere between 11 and 21 rigs during the second fiscal quarter of 2022.
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
H&P recognizes the uncertainties and concerns caused by the ongoing COVID-19 pandemic; however, we have managed the Company over time to be in a position of strength both financially and operationally when facing uncertainties of this magnitude. The COVID-19 pandemic has had a significant financial impact on the Company, including increased costs as a result of labor shortages and logistics constraints. The global response to coping with the pandemic resulted in a drop in demand for crude oil, which, when combined with a more than adequate supply of crude oil, resulted in a sharp decline in crude oil prices, causing our customers to have pronounced pullbacks in their operations and planned capital expenditures. Despite the beginning of a recovery during 2021, the direct impact of COVID-19 on H&P's operations has created some challenges that we believe the Company is adequately addressing to ensure a robust continuation of our operations.
The health and safety of all H&P stakeholders - our employees, customers, and vendors - remains a top priority at the Company. Accordingly, H&P has implemented additional policies and procedures designed to protect the well-being of our stakeholders and to minimize the impact of COVID-19 on our ongoing operations. We are adhering to Center for Disease Control guidelines for evaluating actual and potential COVID-19 exposures and we are complying with local governmental jurisdiction policies and procedures where our operations reside. In some instances, policies and procedures are more stringent in our foreign operations than in our North America operations and this resulted in a complete suspension, for a certain period of time, of all drilling operations in at least one foreign jurisdiction.
In the United States, the Company is an ‘essential critical infrastructure’ company as defined by the Department of Homeland Security and the Cybersecurity and Infrastructure Security Agency. As such, in the event that there are further government-imposed stay at home orders, we will continue to operate rigs and technology solutions, and provide valuable services to our customers in support of the global energy infrastructure.
Since the COVID-19 outbreak began, no rigs have been fully shut down (other than temporary shutdowns for disinfecting and the suspension for a certain period of time on one of our international rigs) and these temporary shutdowns have not had a significant impact on service. We believe our service levels are unchanged from pre-pandemic levels. The nature of the COVID-19 pandemic is inherently uncertain, and as a result, the Company is unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the timing or level of any subsequent recovery. As a result, the Company cannot be certain of the degree of impact on the Company’s business, results of operations and/or financial position for future periods.

From a financial perspective, we believe the Company is well positioned to continue to manage through a more protracted disruption caused by COVID-19 and the resulting oil price volatility. We have taken measures to reduce costs and capital expenditures to levels that better reflect a lower activity environment. The actions we took during fiscal year 2020 included a reduction to the annual dividend of approximately $200 million, a reduction of approximately $145 million in the fiscal year 2020 capital spend, a reduction of over $50 million in fixed operational overhead, and a reduction of selling, general and administrative expenses of more than $25 million on an annualized basis. The culmination of these cost-saving initiatives resulted in a $16 million restructuring charge during fiscal year 2020. Further, we took additional steps in fiscal year 2021 to reduce our cost structure. These measures will result in an estimated annualized savings of more than $10 million with the full benefit expected to be realized in calendar year 2022. We anticipate further cost reductions going forward; however, implementation of future cost initiatives will be incremental and are anticipated to be realized over the next few quarters. These cost reduction measures could lead to additional restructuring charges in future periods.

On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 4.65 percent unsecured senior notes due 2025 (the "2025 Notes") at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. On September 29, 2021, we issued $550.0 million aggregate principal amount of our 2.90 percent unsecured senior notes due 2031 (the "2031 Notes"). The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021. The proceeds from the offering of the 2031 Notes were used to redeem the 2025 Notes. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations.. See “—Liquidity and Capital Resources—Senior Notes—2.90% Senior Notes due 2031” below and Note 6—Debt to our Consolidated Financial Statements for more information.
At December 31, 2021, the Company had cash and cash equivalents and short-term investments of $441.3 million and availability under the 2018 Credit Facility (as defined herein) of $750.0 million resulting in approximately $1.2 billion in near-term liquidity. We currently do not anticipate the need to draw on the 2018 Credit Facility.
As part of the Company's normal operations, we regularly monitor the creditworthiness of our customers and vendors, screening out those that we believe have a high risk of failure to honor their counter-party obligations either through payment or delivery of goods or services. We also perform routine reviews of our accounts receivable and other amounts owed to us to assess and quantify the ultimate collectability of those amounts. At December 31, 2021 and September 30, 2021, the Company had a net allowance against its accounts receivable of $1.7 million and $2.1 million, respectively.

Recent Developments
Investments in Geothermal
During the three months ended December 31, 2021, we purchased an additional $9.0 million in geothermal investments consisting of both debt and equity securities. Investments were made in two separate companies that are pursuing technological concepts to make unconventional geothermal energy a viable economic renewable energy source. One company’s focus is centered on an enhanced geothermal system concept that utilizes horizontal drilling and fiber-optic sensing. The other company’s focus is on a closed-loop concept that uses horizontal multilateral wellbores and proprietary working fluid. Both concepts are designed to harvest geothermal heat to create carbon-free, baseload energy. Our aggregate balance of investments in geothermal companies was $11.8 million at December 31, 2021.
Investment in ADNOC Drilling
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling's IPO was completed on October 3, 2021 and its shares are listed and traded on the Abu Dhabi Securities Exchange (ADX). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that a contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the three months ended December 31, 2021, we recognized a gain of $47.7 million in our Unaudited Condensed Consolidated Statement of Operations. As of December 31, 2021, this investment is classified as a Level 1 investment and based on the quoted stock price on the Abu Dhabi Securities Exchange, without applying a discount factor.

Contract Backlog
As of December 31, 2021 and September 30, 2021, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $723.5 million and $572.0 million, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The increase in backlog at December 31, 2021 from September 30, 2021 is primarily due to an increase in the number of longer term drilling contracts executed. Approximately 33.7 percent of the December 31, 2021 total backlog is reasonably expected to be fulfilled in fiscal year 2023 and thereafter.
The following table sets forth the total backlog by reportable segment as of December 31, 2021 and September 30, 2021, and the percentage of the December 31, 2021 backlog reasonably expected to be fulfilled in fiscal year 2023 and thereafter:

(in millions)	December 31, 2021	September 30, 2021	Percentage Reasonably Expected to be Filled in Fiscal Year 2023 and Thereafter
North America Solutions	$492.5	$429.6	20.9%
Offshore Gulf of Mexico	13.0	17.2	—
International Solutions[1]	218.0	125.2	64.5
	$723.5	$572.0
(1)Subsequent to December 31, 2021, we received notice from an International Solutions customer of their intent to early terminate a fixed-term drilling services contract. Due to the notification being received subsequent to December 31, 2021, the backlog as of December 31, 2021 includes approximately $22.0 million of future dayrate revenue related to this contract.
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See “Item 1A. Risk Factors – Our current backlog of drilling services and solutions revenue may continue to decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment,” in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk. Additionally, see "Item 1A. Risk Factors – The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely affected and are expected to continue to adversely affect our business, financial condition and results of operations" within our 2021 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended December 31, 2021 and 2020
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $58.9 million ($0.48 loss per diluted share) on operating revenues of $409.8 million for the three months ended December 31, 2021 compared to a loss from continuing operations of $77.9 million ($0.73 loss per diluted share) on operating revenues of $246.4 million for the three months ended December 31, 2020. Included in the net loss for the three months ended December 31, 2021 is a loss of $31.0 thousand (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded a net loss of $51.4 million ($0.48 loss per diluted share) for the three months ended December 31, 2021 compared to a net loss of $70.4 million ($0.66 loss per diluted share) for the three months ended December 31, 2020.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $43.7 million during the three months ended December 31, 2021 compared to $39.3 million during the three months ended December 31, 2020. The $4.4 million increase in fiscal year 2022 compared to the same period in fiscal year 2021 is primarily due to higher professional services fees.
Asset Impairment Charge During the three months ended December 31, 2021, we identified two partial rig substructures and two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment during the three months ended December 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment during the three months ended December 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million.

Gain on Investment Securities In September 2021 H&P purchased a cornerstone equity investment consisting of 159.7 million shares for $100.0 million as part of ADNOC Drilling's initial public offering. This investment is subject to a three-year lock-up period. During the three months ended December 31, 2021 we recognized a gain of $47.7 million due to an increase in the fair market value of the stock.
Loss on Extinguishment of Debt On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations.
Income Taxes We had an income tax benefit of $7.6 million for the three months ended December 31, 2021 (which includes Argentina income tax related to the drilling contract settlement with YPF and discrete tax expense of $3.5 million related to equity compensation) compared to an income tax benefit of $18.1 million (which includes discrete tax expense of approximately $4.1 million related to equity compensation) for the three months ended December 31, 2020. Our statutory federal income tax rate for fiscal year 2022 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$341,034	$201,990	68.8
Direct operating expenses	256,568	157,309	63.1
Segment gross margin	84,466	44,681	89.0

Depreciation and amortization	93,621	100,324	(6.7)
Research and development	6,568	5,466	20.2
Selling, general and administrative expense	10,829	11,680	(7.3)
Asset impairment charge	1,868	—	—
Restructuring charges	473	139	240.3
Segment operating loss	$(28,893)	$(72,928)	(60.4)

Operating Statistics (1):
Average active rigs	141	81	74.1
Number of active rigs at the end of period	154	94	63.8
Number of available rigs at the end of period	236	262	(9.9)
Reimbursements of "out-of-pocket" expenses	$43,129	$18,789	129.5
(1)These operating metrics allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
Segment Gross Margin The North America Solutions segment gross margin was $84.5 million for the three months ended December 31, 2021 compared to $44.7 million in the same period of fiscal year 2021. The increase was primarily driven by a higher average active rig count. Revenues were $341.0 million and $202.0 million in the three months ended December 31, 2021 and 2020, respectively. The increase in operating revenue is primarily due to higher activity levels, partially offset by a decrease in early termination revenue. For the three months ended December 31, 2021, we reported no early termination revenue associated with term contracts compared to $5.8 million during the same period of fiscal year 2021. Direct operating expenses increased to $256.6 million during the three months ended December 31, 2021 as compared to $157.3 million during the three months ended December 31, 2020. The increase in direct operating expense was due to higher activity levels and higher rig recommissioning expenses.
Depreciation and Amortization Depreciation and amortization decreased to $93.6 million during the three months ended December 31, 2021 as compared to $100.3 million during the three months ended December 31, 2020. The decrease was primarily attributable to the termination of depreciation on the six US rigs included in the ADNOC sale in fiscal year 2021 and ongoing low levels of capital expenditures.
Asset Impairment Charge During the three months ended December 31, 2021, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of these assets of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million during the three months ended December 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations.

Offshore Gulf of Mexico

	Three Months Ended December 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$29,314	$32,273	(9.2)
Direct operating expenses	20,711	26,256	(21.1)
Segment gross margin	8,603	6,017	43.0

Depreciation	2,380	2,606	(8.7)
Selling, general and administrative expense	757	669	13.2
Segment operating income	$5,466	$2,742	99.3

Operating Statistics (1):
Average active rigs	4	5	(20.0)
Number of active rigs at the end of period	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$6,075	$7,868	(22.8)
(1)These operating metrics allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
Segment Gross Margin During the three months ended December 31, 2021, the Offshore Gulf of Mexico segment gross margin was $8.6 million compared to a gross margin of $6.0 million for the three months ended December 31, 2020. This increase was primarily driven by a favorable adjustment in self-insurance liabilities related to prior period claims and the mix of rigs working as compared to being on standby, or mobilization rates. We had a 9.2 percent decrease in operating revenue during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Direct operating expenses decreased to $20.7 million during the three months ended December 31, 2021 as compared to $26.3 million during the three months ended December 31, 2020. The decrease in operating revenue and expenses was primarily driven by the factors described above.
International Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2021	2020	% Change
Operating revenues	$37,159	$10,518	253.3
Direct operating expenses	24,131	17,523	37.7
Segment gross margin	13,028	(7,005)	(286.0)

Depreciation	755	373	102.4
Selling, general and administrative expense	1,729	979	76.6
Asset impairment charge	2,495	—	—
Segment operating income (loss)	$8,049	$(8,357)	(196.3)

Operating Statistics (1):
Average active rigs	7	4	75.0
Number of active rigs at the end of period	8	4	100.0
Number of available rigs at the end of period	28	32	(12.5)
Reimbursements of "out-of-pocket" expenses	$1,443	$2,559	(43.6)
(1)These operating metrics allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
Segment Gross Margin The International Solutions segment gross margin was $13.0 million for the three months ended December 31, 2021 compared to a gross margin of $(7.0) million for the three months ended December 31, 2020. The change was primarily driven by the settlement of a contractual dispute that was recognized in operating revenues. Refer to Note 9—Revenue from Contracts with Customers for additional details. Operating revenues increased to $37.2 million during the three months ended December 31, 2021 as compared to $10.5 million during the three months ended December 31, 2020. Direct operating expenses increased to $24.1 million during the three months ended December 31, 2021 as compared to $17.5 million during the three months ended December 31, 2020. This increase in both operating revenue and expense was primarily driven by higher activity levels and the settlement of a contractual dispute mentioned above.
Selling, General and Administrative Expense We recognized a $0.8 million increase in selling, general and administrative costs during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This increase was primarily driven by higher accrued variable compensation expense.

Asset Impairment Charge During the three months ended December 31, 2021, we identified two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell these rigs we recognized a non-cash impairment charge of $2.5 million during the three months ended December 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations, as the aggregate net book value of $3.4 million exceeded the fair value less estimated cost to sell of $0.9 million.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2021	2020	% Change
Operating revenues	$15,923	$8,718	82.6
Direct operating expenses	11,320	3,750	201.9
Gross margin	4,603	4,968	(7.3)

Depreciation	345	359	(3.9)
Research and development	—	117	(100.0)
Selling, general and administrative expense	329	381	(13.6)
Operating income	$3,929	$4,111	(4.4)
Gross Margin On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Direct operating costs consisted primarily $(2.2) million and $0.5 million in adjustments to accruals for estimated losses allocated to the Captives and rig casualty insurance premiums of $8.8 million and $2.5 million during the three months ended December 31, 2021 and 2020, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Statement of Operations. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2021 and 2020 amounted to $13.6 million and $7.1 million, respectively, which were eliminated upon consolidation.

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
Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we generally invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties—International Solutions Drilling Risks.
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

The ongoing effects of the COVID-19 pandemic and the oil price collapse in 2020 have had significant ongoing adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers, suppliers and vendors and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all and affect our future need or ability to borrow under the 2018 Credit Facility. In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement additional cost reduction measures and further change our financial strategy. Although the COVID-19 pandemic and the oil price liquidity could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.
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
As of December 31, 2021, we had $234.2 million of cash and cash equivalents on hand and $207.1 million of short-term investments. Our cash flows for the three months ended December 31, 2021 and 2020 are presented below:

	Three Months Ended December 31,
(in thousands)	2021	2020
Net cash used in:
Operating activities	$(3,718)	$(19,604)
Investing activities	(44,729)	(65,203)
Financing activities	(635,610)	(29,287)
Net decrease in cash and cash equivalents and restricted cash	$(684,057)	$(114,094)
Operating Activities
Management believes that operating net working capital is important for the purpose of understanding the impact of our operating activities on our cash flows. Operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable and short-term debt. Operating net working capital was $78.5 million as of December 31, 2021 compared to $43.4 million as of September 30, 2021. The sequential increase in net working capital was primarily driven by higher rig activity and seasonal payments of annual incentive compensation and ad valorem taxes. Included in accounts receivable as of December 31, 2021 was $24.4 million of income tax receivables. Cash flows used in operating activities were approximately $3.7 million and $19.6 million for the three months ended December 31, 2021 and 2020, respectively. The change in cash used in operating activities is primarily driven by higher operating activity.
Investing Activities
Capital Expenditures Our capital expenditures during the three months ended December 31, 2021 were $44.0 million compared to $14.0 million during the three months ended December 31, 2020. The increase is driven by higher activity and spending on walking rig conversions.
Purchase (Sales) of Short-Term Investments Our net purchases of short-term investments during the three months ended December 31, 2021 were $9.3 million compared to net purchases of $57.1 million during the three months ended December 31, 2020. The decrease in net purchases is driven by our ongoing liquidity management.
Purchase of Long-Term Investments Our purchases of long-term investments during the three months ended December 31, 2021 were $9.0 million compared to $1.0 million during the three months ended December 31, 2020. The increase is driven by additional purchases of geothermal investments made during the quarter.
Sale of Assets Our proceeds from asset sales during the three months ended December 31, 2021 were $21.5 million compared to proceeds of $6.8 million during the three months ended December 31, 2020. The increase in proceeds is driven by the sale of our casing running and trucking assets and higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe.

Financing Activities
Dividends We paid dividends of $0.25 per share during the three months ended December 31, 2021 and 2020. Total dividends paid were $27.3 million and $26.9 million during the three months ended December 31, 2021 and 2020, respectively. A cash dividend of $0.25 per share was declared on September 1, 2021 for shareholders of record on November 23, 2021, payable on December 1, 2021. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Redemption of 4.65% Senior Notes due 2025 On October 27, 2021, we redeemed all of the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. As a result, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.
Repurchase of Shares We have an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the three months ended December 31, 2021, we repurchased 2.5 million common shares at an aggregate cost of $60.4 million, which are held as treasury shares.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2021, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the consolidated financial statements in our 2021 Annual Report on Form 10-K.
As of December 31, 2021, we had five separate bi-lateral credit facilities with banks with an aggregate outstanding balance of $30.4 million.
As of December 31, 2021, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $5.8 million of financial guarantees were outstanding as of December 31, 2021.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2021, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2022.
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

On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2022 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at December 31, 2021 and matures on September 29, 2031.
As of December 31, 2021, we had a $545.9 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At December 31, 2021, we had $4.6 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long-term debt to total capitalization ratio was 16.5 percent and 15.9 percent at December 31, 2021 and September 30, 2021, respectively. For additional information regarding debt agreements, refer to Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2021.

Material Commitments
Material commitments as reported in our 2021 Annual Report on Form 10-K have not changed significantly at December 31, 2021, other than those disclosed in Note 6—Debt and Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2021 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates.

Recently Issued Accounting Policies
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
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K filed with the SEC on November 18, 2021;
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A— “Risk Factors” in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three-month period ended December 31, 2021 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
October 1 - October 31	—	—	—	4,000
November 1 - November 30	—	—	—	4,000
December 1 - December 31	2,548	$23.97	—	1,452
Total	2,548		—
(1)The Company has an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. Shares of stock repurchased pursuant to such authorization are held as treasury shares.

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2021, filed on January 31, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	January 31, 2022	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	January 31, 2022	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)