Form 10-Q
period 2022-03-31
Helmerich & Payne, Inc.
filed 2022-04-27
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT April 20, 2022
Common Stock, $0.10 par value	105,287,469

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
(in thousands except share data and share amounts)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$202,206	$917,534
Short-term investments	148,377	198,700
Accounts receivable, net of allowance of $2,490 and $2,068, respectively	329,572	228,894
Inventories of materials and supplies, net	83,588	84,057
Prepaid expenses and other, net	97,380	85,928
Assets held-for-sale	57,373	71,453
Total current assets	918,496	1,586,566

Investments	219,295	135,444
Property, plant and equipment, net	3,022,335	3,127,287
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	70,246	73,838
Operating lease right-of-use assets	45,325	49,187
Other assets, net	13,000	16,153
Total other noncurrent assets	174,224	184,831

Total assets	$4,334,350	$5,034,128

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$105,123	$71,996
Dividends payable	26,697	27,332
Current portion of long-term debt, net	—	483,486
Accrued liabilities	245,778	283,492
Total current liabilities	377,598	866,306

Noncurrent Liabilities:
Long-term debt, net	541,969	541,997
Deferred income taxes	552,263	563,437
Other	125,754	147,757
Noncurrent liabilities - discontinued operations	2,356	2,013
Total noncurrent liabilities	1,222,342	1,255,204
Commitments and contingencies (Note 13)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of both March 31, 2022 and September 30, 2021, and 105,285,460 and 107,898,859 shares outstanding as of March 31, 2022 and September 30, 2021, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	514,771	529,903
Retained earnings	2,463,665	2,573,375
Accumulated other comprehensive loss	(19,456)	(20,244)
Treasury stock, at cost, 6,937,405 shares and 4,324,006 shares as of March 31, 2022 and September 30, 2021, respectively	(235,792)	(181,638)
Total shareholders’ equity	2,734,410	2,912,618
Total liabilities and shareholders' equity	$4,334,350	$5,034,128
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
OPERATING REVENUES
Drilling services	$465,370	$294,026	$872,904	$538,807
Other	2,227	2,145	4,475	3,741
	467,597	296,171	877,379	542,548
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	339,759	230,313	639,411	429,002
Other operating expenses	1,181	1,274	2,363	2,636
Depreciation and amortization	102,937	106,417	203,374	213,278
Research and development	6,387	5,334	12,914	10,917
Selling, general and administrative	47,051	39,349	90,766	78,652
Asset impairment charge	—	54,284	4,363	54,284
Restructuring charges	63	1,608	805	1,746
Gain on reimbursement of drilling equipment	(6,448)	(3,748)	(11,702)	(5,939)
Other (gain) loss on sale of assets	(716)	22,263	313	12,118
	490,214	457,094	942,607	796,694
OPERATING LOSS FROM CONTINUING OPERATIONS	(22,617)	(160,923)	(65,228)	(254,146)
Other income (expense)
Interest and dividend income	3,399	4,819	5,988	6,698
Interest expense	(4,390)	(5,759)	(10,504)	(11,898)
Gain on investment securities	22,132	2,520	69,994	5,444
Loss on extinguishment of debt	—	—	(60,083)	—
Other	(476)	(577)	(1,018)	(2,057)
	20,665	1,003	4,377	(1,813)
Loss from continuing operations before income taxes	(1,952)	(159,920)	(60,851)	(255,959)
Income tax expense (benefit)	2,672	(36,624)	(4,896)	(54,739)
Loss from continuing operations	(4,624)	(123,296)	(55,955)	(201,220)
Income (loss) from discontinued operations before income taxes	(352)	2,293	(383)	9,786
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	(352)	2,293	(383)	9,786
NET LOSS	$(4,976)	$(121,003)	$(56,338)	$(191,434)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.05)	$(1.15)	$(0.53)	$(1.87)
Income from discontinued operations	—	0.02	—	0.09
Net loss	$(0.05)	$(1.13)	$(0.53)	$(1.78)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.05)	$(1.15)	$(0.53)	$(1.87)
Income from discontinued operations	—	0.02	—	0.09
Net loss	$(0.05)	$(1.13)	$(0.53)	$(1.78)

Weighted average shares outstanding:
Basic	105,393	107,861	106,494	107,738
Diluted	105,393	107,861	106,494	107,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(4,976)	$(121,003)	$(56,338)	$(191,434)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(0.1) million and $(0.2) million for the three and six months ended March 31, 2022, respectively, and $(0.1) million and $(0.3) million for the three and six months ended March 31, 2021.	394	457	788	914
Other comprehensive income	394	457	788	914
Comprehensive loss	$(4,582)	$(120,546)	$(55,550)	$(190,520)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Six Months Ended March 31, 2022
(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income (loss):
Net loss	—	—	—	(51,362)	—	—	—	(51,362)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 per share)	—	—	—	(26,807)	—	—	—	(26,807)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,152)	—	—	(381)	17,040	(4,112)
Stock-based compensation	—	—	6,218	—	—	—	—	6,218
Share repurchases	—	—	—	—	—	2,548	(60,358)	(60,358)
Balance, December 31, 2021	112,222	$11,222	$514,969	$2,495,206	$(19,850)	6,491	$(224,956)	$2,776,591
Comprehensive income:
Net loss	—	—	—	(4,976)	—	—	—	(4,976)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 per share)	—	—	—	(26,565)	—	—	—	(26,565)
Vesting of restricted stock awards, net of shares withheld for employee taxes		—	(7,197)	—	—	(161)	5,805	(1,392)
Stock-based compensation	—	—	6,999	—	—	—	—	6,999
Share repurchases	—	—	—	—	—	607	(16,641)	(16,641)
Balance, March 31, 2022	112,222	$11,222	$514,771	$2,463,665	$(19,456)	6,937	$(235,792)	$2,734,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Six Months Ended March 31, 2021
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

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(56,338)	$(191,434)
Adjustment for (income) loss from discontinued operations	383	(9,786)
Loss from continuing operations	(55,955)	(201,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,374	213,278
Asset impairment charge	4,363	54,284
Amortization of debt discount and debt issuance costs	559	920
Loss on extinguishment of debt	60,083	—
Provision for credit loss	669	(227)
Provision for obsolete inventory	(761)	423
Stock-based compensation	14,163	14,277
Gain on investment securities	(69,994)	(5,444)
Gain on reimbursement of drilling equipment	(11,702)	(5,939)
Other loss on sale of assets	313	12,118
Deferred income tax benefit	(11,597)	(46,068)
Other	(3,526)	3,646
Change in assets and liabilities:
Accounts receivable	(103,751)	(8,498)
Inventories of materials and supplies	158	7,159
Prepaid expenses and other	(4,068)	(7,951)
Other noncurrent assets	10,375	(3,696)
Accounts payable	32,138	25,277
Accrued liabilities	(29,322)	(451)
Deferred income tax liability	196	27
Other noncurrent liabilities	(16,777)	6,912
Net cash provided by operating activities from continuing operations	18,938	58,827
Net cash used in operating activities from discontinued operations	(42)	(25)
Net cash provided by operating activities	18,896	58,802
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,482)	(30,745)
Other capital expenditures related to assets held-for-sale	(10,550)	—
Purchase of short-term investments	(68,565)	(105,662)
Purchase of long-term investments	(14,124)	(1,069)
Proceeds from sale of short-term investments	117,456	63,742
Proceeds from asset sales	34,944	13,419
Net cash used in investing activities	(45,321)	(60,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(54,007)	(54,230)
Payments for employee taxes on net settlement of equity awards	(5,503)	(2,119)
Payment of contingent consideration from acquisition of business	(250)	(250)
Payments for early extinguishment of long-term debt	(487,148)	—
Make-whole premium payment	(56,421)	—
Share repurchases	(76,999)	—
Other	(587)	—
Net cash used in financing activities	(680,915)	(56,599)
Net decrease in cash and cash equivalents and restricted cash	(707,340)	(58,112)
Cash and cash equivalents and restricted cash, beginning of period	936,716	536,747
Cash and cash equivalents and restricted cash, end of period	$229,376	$478,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest paid	$10,798	$11,473
Income tax paid (received), net	633	(31,965)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	6,069	8,970
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(2,431)	(1,296)
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	—	9,290
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	(1,251)
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
Our North America Solutions operations are primarily located in Colorado, Louisiana, New Mexico, Nevada, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. Additionally, our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and in our International Solutions we have operations in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
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
COVID-19 and Russia-Ukraine Conflict
The direct impacts of the COVID-19 pandemic on the Company have diminished significantly as health guidelines and restrictions have eased in most jurisdictions in which we operate. Since the COVID-19 outbreak began, no rigs have been fully shut down (other than temporary shutdowns for disinfecting and the suspension for a certain period of time on one of our international rigs) and these temporary shutdowns did not have a significant impact on service.
The COVID-19 pandemic is predicted to continue and increases in infection rates may cause governmental authorities in highly impacted areas to impose more rigorous restrictions on business and social activities. We have experienced, and may experience in the future, some periodic disruptions to our business operations from government restrictions. We work to comply with all regulations of governmental authorities in the jurisdictions where our operations reside. In some cases, policies and procedures are more stringent in our foreign operations than in our North America operations.

More recently, the Russian Federation's invasion of Ukraine and the related international reaction to the invasion, including sanctions, have introduced additional volatility in commodity prices. As we have no operations in the impacted regions of this conflict, we do not expect any direct impact to our operations. Additionally, we do not source supplies from these regions; however, the far-reaching ramifications of this conflict could result in some inflationary pressure within our supply chain.
From a financial perspective, we believe the Company is well positioned to manage through events, even protracted ones, that may result from market disruptions and the related commodity price volatility. More recent events, like the COVID-19 global pandemic and the Russian invasion into the Ukraine, have elevated commodity price volatility and have other far reaching global market ramifications.
At March 31, 2022, the Company had cash and cash equivalents and short-term investments of $350.6 million. The 2018 Credit Facility (as defined within Note 6—Debt) has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Furthermore, the Company's 2031 Notes (as defined within Note 6—Debt) do not mature until September 29, 2031. On March 8, 2022, we entered into the second amendment to the 2018 Credit Facility, which, among other things, raised the number of potential future extensions of the maturity date applicable to extending lenders from one to two such potential extensions and replaced provisions in respect of interest rate determinations that were based on the London Interbank Offered Rate with provisions based on the Secured Overnight Financing Rate. Lenders with $680.0 million of commitments under the 2018 Credit Facility also exercised their option to extend the maturity of the 2018 Credit Facility from November 12, 2025 to November 11, 2026. Refer to Note 6—Debt for further details.
On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 4.65 percent unsecured senior notes due 2025 (the "2025 Notes") at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent unsecured senior notes due 2031 (the "2031 Notes"). The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021. The 2031 Notes mature on September 29, 2031. On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, these notes were included in the current portion of long-term debt on our Consolidated Balance Sheets as of September 30, 2021. The associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment. These amounts were recorded in Loss on Extinguishment of Debt in our Unaudited Condensed Consolidated Statements of Operations during the six months ended March 31, 2022. Refer to Note 6—Debt for further details.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $27.2 million and $51.4 million at March 31, 2022 and 2021, respectively, and $19.2 million and $48.9 million at September 30, 2021 and 2020, respectively. Of the total restricted cash at March 31, 2022 and September 30, 2021, $1.1 million and $1.5 million, respectively, is related to the acquisition of drilling technology companies, and $25.9 million and $17.7 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
The cash, cash equivalents, and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	March 31,		September 30,
(in thousands)	2022	2021	2021	2020
Cash and cash equivalents	$202,206	$427,243	$917,534	$487,884
Restricted cash
Prepaid expenses and other, net	26,438	48,457	18,350	45,577
Other assets, net	732	2,935	832	3,286
Total cash, cash equivalents, and restricted cash	$229,376	$478,635	$936,716	$536,747
During the six months ended March 31, 2022, our cash, cash equivalents, and restricted cash balance decreased approximately $707.3 million compared to our balance at September 30, 2021. This change was primarily driven by the redemption of all the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. Additionally, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.

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
Standards that are not yet adopted as of March 31, 2022
ASU No. 2020-06, Debt with conversion and other options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own equity (subtopic 815-40): Accounting For Convertible Instruments and Contracts In An Entity’s Own Equity

This ASU reduces the complexity of accounting for convertible debt and other equity-linked instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.

		October 1, 2022	We are currently evaluating the impact of this ASU on our Unaudited Condensed Consolidated Financial Statements and disclosures.
Self-Insurance
Our wholly-owned insurance captives ("Captives") incurred direct operating costs consisting primarily of adjustments to accruals for estimated losses of $1.8 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, and $(0.4) million and $2.8 million for the six months ended March 31, 2022 and 2021, respectively, and rig casualty insurance premiums of $7.9 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively, and $16.7 million and $7.5 million for the six months ended March 31, 2022 and 2021, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives amounted to $13.2 million and $8.7 million during the three months ended March 31, 2022 and 2021, respectively, and $26.9 million and $15.8 million during the six months ended March 31, 2022 and 2021, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captives' insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the three months ended March 31, 2022 and 2021 were $3.6 million and $3.1 million, respectively, and $6.9 million and $5.4 million for the six months ended March 31, 2022 and 2021, respectively.

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
We have also experienced certain risks specific to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid in the equivalent of Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls which restrict the conversion and repatriation of U.S. dollars. In September 2020, Argentina implemented additional currency controls in an effort to preserve Argentina's U.S. dollar reserves. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. Further, there are additional concerns regarding Argentina's debt burden, notwithstanding Argentina's restructuring deal with international bondholders in August 2020, as Argentina attempts to manage its substantial sovereign debt issues. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
We recorded aggregate foreign currency losses of $2.4 million for both the three months ended March 31, 2022 and 2021, and $3.3 million and $4.2 million for the six months ended March 31, 2022 and 2021, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of March 31, 2022, our cash balance in Argentina was $43.2 million.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and six months ended March 31, 2022, approximately 5.9 percent and 7.5 percent of our operating revenues were generated from international locations in our drilling business compared to 5.2 percent and 4.9 percent during the three and six months ended March 31, 2021, respectively. During the three and six months ended March 31, 2022, approximately 75.8 percent and 76.6 percent of operating revenues from international locations were from operations in South America, compared to 51.4 percent and 37.6 percent during the three and six months ended March 31, 2021, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations include an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three and six months ended March 31, 2022 and 2021 was primarily due to the remeasurement of an uncertain tax liability as a result of the devaluation of the Venezuela Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 4,181,782 and 1,987,185 Bolivars per United States dollar at September 30, 2021, and March 31, 2021, respectively. In October 2021, the Venezuela government launched another monetary overhaul by cutting six zeros from the Bolivar in response to hyperinflation and to simplifying accounting. As such, as of March 31, 2022, the DICOM floating rate was approximately 4.38 Bolivars per United States dollar. The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2022 and September 30, 2021 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2022	September 30, 2021
Drilling services equipment	4 - 15 years	$6,284,174	$6,229,011
Tubulars	4 years	555,968	573,900
Real estate properties	10 - 45 years	44,916	43,302
Other	2 - 23 years	420,589	459,741
Construction in progress (1)		62,959	47,587
		7,368,606	7,353,541
Accumulated depreciation		(4,346,271)	(4,226,254)
Property, plant and equipment, net		$3,022,335	$3,127,287

Assets held-for-sale		$57,373	$71,453
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $101.1 million and $104.6 million, including $2.5 million and $0.5 million in abandonments, for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $199.8 million and $209.7 million, including $3.8 million and $0.4 million in abandonments for the six months ended March 31, 2022 and 2021, respectively.
Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2021	$71,453
Plus:
Asset additions	1,459
Less:
Sale of assets held-for-sale	(15,539)
Balance at March 31, 2022	$57,373

In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represents their fair value less estimated costs to sell, and were reclassified as held-for-sale in the second and third quarters of fiscal year 2021. During the fiscal year ended September 30, 2021, we completed the sale of a portion of the assets with a net book value of $6.5 million that were originally classified as held-for-sale during the second and third quarters of fiscal year 2021. Additionally, during the six months ended March 31, 2022, we completed the sale of a portion of the remaining assets with a net book value of $1.6 million that were originally classified as held-for-sale during the second and third quarters of fiscal year 2021.
During September 2021, the Company agreed to sell eight FlexRig® land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling") for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. We received the $86.5 million in cash consideration in advance of delivering the rigs. As part of the sales agreement, the rigs will be delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. During the second quarter of fiscal year 2022, ADNOC Drilling accepted delivery of the two rigs located in the U.A.E. with a net book value of $4.1 million and, as a result, we recognized a gain of $1.2 million, after incurring $2.4 million of selling costs, during the three months ended March 31, 2022 and the rigs were removed from assets classified as held-for-sale as of March 31, 2022. The gain of $1.2 million is recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2022. The remaining cash proceeds received in advance of rig delivery and acceptance of $78.8 million is recorded in Accrued Liabilities within our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022. Additionally, the six remaining rigs in the United States are classified as held-for-sale in the Unaudited Condensed Consolidated Balance Sheets until each rig is delivered and accepted, at which time any related gain/loss on the sale will be recognized in the Unaudited Condensed Consolidated Statement of Operations. Estimated cost to sell related to the remaining rigs is approximately $26.6 million, including approximately $11.2 million of expenses incurred during the six months ended March 31, 2022, and approximately $15.4 million of expenses to be incurred in future periods. We paid approximately $10.6 million in cash charges related to these costs during the six months ended March 31, 2022.
During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running assets, which contributed approximately 2.8 percent to our consolidated revenues during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale during the fourth quarter of fiscal year 2021. During the six months ended March 31, 2022, we closed on the sale of these assets in two separate transactions. The sale of our trucking assets was completed on November 3, 2021 while the sale of our casing running assets was completed on November 15, 2021 for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout revenue, resulting in a loss of $3.4 million. Losses related to the sale of these assets are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.
During the first quarter of fiscal year 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations for the six months ended March 31, 2022. During the three months ended March 31, 2022, we completed the sale of a portion of the assets with a net book value of approximately $0.1 million, resulting in no gain or loss as a result of the sale.
During the first quarter of fiscal year 2022, we identified two international FlexRig® drilling rigs located in Colombia that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations during the six months ended March 31, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million. During the three months ended March 31, 2022, we completed the sale of the two international FlexRig® drilling rigs for total consideration of $0.9 million, resulting in no gain or loss as a result of the sale.
The significant assumptions utilized in the valuation of assets held-for-sale were based on our intended method of disposal, historical sales of similar assets, and market quotes and are classified as Level 2 and Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures. Although we believe the assumptions used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.

(Gain)/Loss on Sale of Assets
We had a gain of $6.4 million and $11.7 million, during the three and six months ended March 31, 2022, respectively, and $3.8 million and $5.9 million, during the three and six months ended March 31, 2021, respectively, related to customer reimbursement for the replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on Reimbursement of Drilling Equipment within our Unaudited Condensed Consolidated Statements of Operations.
During the three and six months ended March 31, 2022, we had a (gain) loss of $(0.7) million and $0.3 million, respectively, related to the sale of rig equipment and other capital assets. During the first quarter of fiscal year 2022, we closed on the sale of our trucking and casing running assets resulting in a loss of $3.4 million, as mentioned above. During the second quarter of fiscal year 2022, ADNOC Drilling accepted delivery of two rigs resulting in a gain of $1.2 million, as mentioned above. The (gain) loss related to the sale of these assets are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.
During the three and six months ended March 31, 2021, we had a loss of $22.3 million and $12.1 million, respectively, related to sale of rig equipment and other capital assets. During the first quarter of fiscal year 2021, we completed the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment resulting in a gain of $9.2 million. During the second quarter of fiscal year 2021, we sold excess drilling equipment and spares, which resulted in a net loss of $23.0 million. The (gain) loss related to these asset sales were recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.

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
During the three and six months ended March 31, 2022, we had no additions or impairments to goodwill. As of March 31, 2022 and September 30, 2021, the goodwill balance was $45.7 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consist of the following:

		March 31, 2022			September 30, 2021
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$25,160	$63,936	$89,096	$22,182	$66,914
Intellectual property	13 years	1,500	272	1,228	1,500	216	1,284
Trade name	20 years	5,865	1,316	4,549	5,865	1,158	4,707
Customer relationships	5 years	4,000	3,467	533	4,000	3,067	933
		$100,461	$30,215	$70,246	$100,461	$26,623	$73,838
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million for both the three months ended March 31, 2022 and 2021, and $3.6 million for both the six months ended March 31, 2022 and 2021. Amortization is estimated to be approximately $3.6 million for the remainder of fiscal year 2022, approximately $6.5 million for fiscal year 2023, and approximately $6.4 million for fiscal years 2024, 2025 and 2026.

NOTE 6 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	March 31, 2022			September 30, 2021
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$—	$—	$—	$487,148	$(3,662)	$483,486
Due September 29, 2031	550,000	(8,031)	541,969	550,000	(8,003)	541,997
	550,000	(8,031)	541,969	1,037,148	(11,665)	1,025,483

Less long-term debt due within one year	—	—	—	(487,148)	3,662	(483,486)
Long-term debt	$550,000	$(8,031)	$541,969	$550,000	$(8,003)	$541,997
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
On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the six months ended March 31, 2022.
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that was set to mature on November 13, 2024. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. Additionally, on March 8, 2022, we entered into the second amendment to the 2018 Credit Facility, which, among other things, raised the number of potential future extensions of the maturity date applicable to extending lenders from one to two such potential extensions and replaced provisions in respect of interest rate determinations that were based on the London Interbank Offered Rate with provisions based on the Secured Overnight Financing Rate. Lenders with $680.0 million of commitments under the 2018 Credit Facility also exercised their option to extend the maturity of the 2018 Credit Facility from November 12, 2025 to November 11, 2026. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.

The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
As of March 31, 2022, we had four separate bi-lateral credit facilities with banks with an aggregate outstanding balance of $33.8 million.
As of March 31, 2022, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $5.8 million of financial guarantees were outstanding as of March 31, 2022.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At March 31, 2022, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES
We have historically calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full year to pre-tax income or loss, excluding discrete items, for the reporting period. We used a discrete effective tax rate method to calculate income taxes for the three and six months ended March 31, 2022. We determined that, since small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate the historical annualized effective rate method would not provide a reliable estimate for the three and six months ended March 31, 2022. We anticipate utilizing the discrete effective tax rate method to calculate the provision for income taxes for the remainder of this fiscal year.
Our income tax provision (benefit) from continuing operations for the three months ended March 31, 2022 and 2021 was $2.7 million and $(36.6) million, respectively, resulting in effective tax rates of (136.9) percent and 22.9 percent, respectively. Our income tax (benefit) from continuing operations for the six months ended March 31, 2022 and 2021 was $(4.9) million and $(54.7) million, respectively, resulting in effective tax rates of 8.0 percent and 21.4 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2022 primarily due to state and foreign income taxes and permanent non-deductible items. Additionally, the effective tax rate for the three months ended March 31, 2022 differs from the statutory rate due to the adjustments required to reflect the change in methodology to calculate the provision for income taxes as discussed above.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2021 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. Additionally, the effective tax rate for the three and six months ended March 31, 2021 includes a federal tax benefit arising from the ability to carryback the projected fiscal year 2021 federal net operating loss to a year when the statutory rate was 35.0 percent. The discrete adjustments for the six months ended March 31, 2021 is primarily due to tax expense related to equity compensation of $4.1 million.
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

NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the three and six months ended March 31, 2022, we repurchased 0.6 million and 3.2 million common shares at an aggregate cost of $16.6 million and $77.0 million, respectively, which are held as treasury shares. We had no repurchases of common shares during the six months ended March 31, 2021.
A cash dividend of $0.25 per share was declared on December 10, 2021 for shareholders of record on February 11, 2022, and was paid on February 28, 2022. An additional cash dividend of $0.25 per share was declared on March 2, 2022 for shareholders of record on May 13, 2022, payable on May 27, 2022. As a result, we recorded a dividend payable of $26.7 million within Dividends Payable on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

(in thousands)	March 31, 2022	September 30, 2021
Pre-tax amounts:
Unrecognized net actuarial loss	$(25,254)	$(26,268)
	(25,254)	(26,268)
After-tax amounts:
Unrecognized net actuarial loss	(19,456)	(20,244)
	$(19,456)	$(20,244)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and six months ended March 31, 2022:

(in thousands)	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Balance at beginning of period	$(19,850)	$(20,244)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	394	788
Net current-period other comprehensive income	394	788
Balance at March 31, 2022	$(19,456)	$(19,456)

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The releases for rigs under term contracts result in early termination compensation owed to us, while releases for rigs under well-to-well contracts given outside the notification window provided for in the contract result in notification fees owed to us. During the three months ended March 31, 2022, we recognized $0.7 million in early termination revenue associated with term contracts compared to $1.9 million during the three months ended March 31, 2021. During the six months ended March 31, 2022, we also recognized $0.7 million in early termination revenue associated with term contracts compared to $7.7 million during the six months ended March 31, 2021.
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
On November 12, 2021, we settled a drilling contract dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. (Argentina) ("YPF"). The settlement required that YPF make a one-time cash payment to H&P in the amount of $11.0 million and enter into drilling service contracts for three drilling rigs, each with multi-year terms. In addition, both parties were released of all outstanding claims against each other, and as a result, H&P recognized $5.4 million in revenue primarily due to accrued contingent liabilities for disputed amounts. Total revenue recognized as a result of the settlement in the amount of $16.4 million is included in Drilling Services Revenue within the International Solutions segment on our Unaudited Condensed Consolidated Statements of Operations for the six months ended March 31, 2022.
Contract Costs
We had capitalized fulfillment costs of $8.1 million and $4.3 million as of March 31, 2022 and September 30, 2021, respectively.

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2022 was approximately $727.7 million, of which approximately $437.8 million is expected to be recognized during the remainder of fiscal year 2022, approximately $226.4 million during fiscal year 2023, and approximately $63.5 million during fiscal year 2024 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer, but also carry certain early termination provisions customers abide by in cases of cancellation or modification. Due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated below:

(in thousands)	March 31, 2022	September 30, 2021
Contract assets, net	$5,166	$4,513

(in thousands)	March 31, 2022
Contract liabilities balance at September 30, 2021	$9,286
Payment received/accrued and deferred	25,382
Revenue recognized during the period	(20,113)
Contract liabilities balance at March 31, 2022	$14,555

NOTE 10 STOCK-BASED COMPENSATION
A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense
Drilling services operating	$1,282	$1,529	$2,522	$3,292
Research and development	393	271	746	607
Selling, general and administrative	6,270	5,026	10,895	10,378
	$7,945	$6,826	$14,163	$14,277
Restricted Stock
A summary of the status of our restricted stock awards as of March 31, 2022 and changes in non-vested restricted stock outstanding during the six months then ended is presented below:

(in thousands, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2021	1,412	$37.36
Granted	744	25.83
Vested (2)	(602)	39.87
Forfeited	(38)	31.51
Non-vested restricted stock outstanding at March 31, 2022	1,516	$30.86
(1)    Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. During the six months ended March 31, 2022, 14,199 restricted phantom stock units were granted and 18,906 restricted phantom stock units vested during the same period.
(2)    The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Performance Units
A summary of the status of our performance-vested restricted share units ("performance units") as of March 31, 2022 and changes in non-vested performance units outstanding during the six months ended is presented below:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Non-vested performance units outstanding at September 30, 2021	699	$41.55
Granted	227	30.12
Vested (2)	(161)	62.66
Dividend equivalent right performance units credited	7	31.82
Forfeited	(46)	35.11
Non-vested performance units outstanding at March 31, 2022 (1)	726	$33.68
(1)    Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 97,097 performance units which is calculated based on the payout percentage for the completed performance cycle. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 910,492 additional performance units could vest or become eligible to vest.
(2)    The number of performance units vested includes units that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Subject to the terms and conditions set forth in the applicable performance unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period. The Vesting Period for performance units granted in December 2018 ended on December 31, 2021 and the performance units earned were settled in shares of common stock during the three months ended March 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(4,624)	$(123,296)	$(55,955)	$(201,220)
Income (loss) from discontinued operations	(352)	2,293	(383)	9,786
Net loss	(4,976)	(121,003)	(56,338)	(191,434)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(396)	(354)	(770)	(714)

Numerator for basic earnings (loss) per share:
From continuing operations	(5,020)	(123,650)	(56,725)	(201,934)
From discontinued operations	(352)	2,293	(383)	9,786
	(5,372)	(121,357)	(57,108)	(192,148)

Numerator for diluted earnings (loss) per share:
From continuing operations	(5,020)	(123,650)	(56,725)	(201,934)
From discontinued operations	(352)	2,293	(383)	9,786
	$(5,372)	$(121,357)	$(57,108)	$(192,148)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	105,393	107,861	106,494	107,738
Effect of dilutive shares from stock options, restricted stock and performance units	—	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	105,393	107,861	106,494	107,738

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.05)	$(1.15)	$(0.53)	$(1.87)
Income from discontinued operations	—	0.02	—	0.09
Net loss	$(0.05)	$(1.13)	$(0.53)	$(1.78)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.05)	$(1.15)	$(0.53)	$(1.87)
Income from discontinued operations	—	0.02	—	0.09
Net loss	$(0.05)	$(1.13)	$(0.53)	$(1.78)
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
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Potentially dilutive shares excluded as anti-dilutive	2,675	3,920	2,856	4,146
Weighted-average price per share	$60.26	$57.15	$59.58	$56.79

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

	March 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$141,655	$—	$141,655	$—
U.S. government and federal agency securities	6,722	6,722	—	—
Total short-term investments	148,377	6,722	141,655	—

Investments:
Non-qualified supplemental savings plan	17,710	17,710	—	—
Equity and debt securities	22,812	19,312	—	3,500
Equity investment in ADNOC Drilling	164,783	164,783	—	—
Total investments	205,305	201,805	—	3,500

Liabilities
Contingent consideration	$2,996	$—	$—	$2,996

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$192,950	$—	$192,950	$—
U.S. government and federal agency securities	5,750	5,750	—	—
Total short-term investments	198,700	5,750	192,950	—

Investments:
Non-qualified supplemental savings plan	18,221	18,221	—	—
Equity and debt securities	14,358	13,858	—	500
Cornerstone investment in ADNOC Drilling	100,000	100,000	—	—
Total investments	132,579	132,079	—	500

Liabilities
Contingent consideration	$2,996	$—	$—	$2,996

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
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling's IPO was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange (ADX). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that a contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the three and six months ended March 31, 2022, we recognized a gain of $16.7 million and $64.5 million, respectively, in our Unaudited Condensed Consolidated Statement of Operations. As of March 31, 2022, this investment is classified as a Level 1 investment and based on the quoted stock price on the Abu Dhabi Securities Exchange, without applying a discount factor.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Liabilities at beginning of period	$3,096	$8,973	$2,996	$9,123
Additions	—	—	500	—
Total gains or losses:
Included in earnings	(100)	—	(250)	100
Settlements [1]	—	—	(250)	(250)
Liabilities at end of period	$2,996	$8,973	$2,996	$8,973
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
We also hold various other equity securities without readily determinable fair values. These equity securities are measured at cost, less any impairments on a nonrecurring basis. During the three and six months ended March 31, 2022, we did not have any impairments on these investments.
The following table reconciles changes in the balance our equity securities, without readily determinable fair values, that are classified as Level 3 for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Assets at beginning of period	$8,881	$1,000	$2,865	$—
Purchases	5,109	—	11,125	1,000
Assets at end of period	$13,990	$1,000	$13,990	$1,000

As of March 31, 2022 and September 30, 2021 the aggregate balance of our debt and equity security investments in geothermal energy was $16.9 million and $2.7 million, respectively. These investments include assets measured on both a recurring and nonrecurring basis.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivables, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at March 31, 2022 and September 30, 2021.
The following information presents the supplemental fair value information about current and long-term fixed-rate debt at March 31, 2022 and September 30, 2021:

(in millions)	March 31, 2022	September 30, 2021
Current portion of long-term debt, net[1]
Carrying value	$—	$483.5
Fair value	—	541.6

Long-term debt, net
Carrying value	542.0	542.0
Fair value	506.9	554.3
(1)On October 27, 2021 we redeemed the outstanding 2025 Notes. See Note 6—Debt to our Consolidated Financial Statements
The fair values of the current and long-term fixed-rate debt is based on broker quotes as of March 31, 2022 and September 30, 2021.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 13 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2022, we had purchase commitments for equipment, parts and supplies of approximately $79.6 million.
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

In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In February 2022, trial began in the matter and the jury reached a verdict against HPIDC and our employee for approximately $126.0 million, including interest. In March 2022, the court entered a judgment consistent with the findings of the jury. In April 2022, the Company and its insurers filed post-trial motions and if unsuccessful, the Company and its insurers plan to appeal the judgment. Accordingly, the Company cannot make an estimate of the possible loss at this time. As of March 31, 2022, we have accrued a total of $3.0 million, and currently have incurred some expense, mainly legal fees, against the deductible. However, as our insurance carriers are responsible for amounts over our insurance deductible up to a coverage amount, we believe any foreseeable exposure to the Company at this time above the $3.0 million will be paid for by insurance recoveries. Accordingly, we do not believe it is reasonably possible that our exposure will exceed our insurance coverage amount.
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

Summarized financial information of our reportable segments for the three and six months ended March 31, 2022 and 2021 is shown in the following tables:

	Three Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$408,814	$29,147	$27,422	$2,214	$—	$467,597
Intersegment	—	—	—	13,204	(13,204)	—
Total sales	408,814	29,147	27,422	15,418	(13,204)	467,597

Segment operating income (loss)	1,297	5,278	(848)	3,167	(2,031)	6,863

	Three Months Ended March 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$249,939	$29,274	$14,813	$2,145	$—	$296,171
Intersegment	—	—	—	8,680	(8,680)	—
Total sales	249,939	29,274	14,813	10,825	(8,680)	296,171

Segment operating income (loss)	(109,834)	2,978	(3,458)	(1,072)	(3,433)	(114,819)

	Six Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$749,848	$58,461	$64,581	$4,489	$—	$877,379
Intersegment	—	—	—	26,852	(26,852)	—
Total sales	749,848	58,461	64,581	31,341	(26,852)	877,379

Segment operating income (loss)	(27,596)	10,744	7,201	7,096	(3,313)	(5,868)

	Six Months Ended March 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$451,929	$61,547	$25,331	$3,741	$—	$542,548
Intersegment	—	—	—	15,802	(15,802)	—
Total sales	451,929	61,547	25,331	19,543	(15,802)	542,548

Segment operating income (loss)	(182,762)	5,720	(11,815)	3,039	(5,559)	(191,377)

The following table reconciles segment operating income (loss) per the tables above to loss from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Segment operating income (loss)	$6,863	$(114,819)	$(5,868)	$(191,377)
Gain on reimbursement of drilling equipment	6,448	3,748	11,702	5,939
Other gain (loss) on sale of assets	716	(22,263)	(313)	(12,118)
Corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges	(36,644)	(27,589)	(70,749)	(56,590)
Operating loss from continuing operations	(22,617)	(160,923)	(65,228)	(254,146)
Other income (expense)
Interest and dividend income	3,399	4,819	5,988	6,698
Interest expense	(4,390)	(5,759)	(10,504)	(11,898)
Gain on investment securities	22,132	2,520	69,994	5,444
Loss on extinguishment of debt	—	—	(60,083)	—
Other	(476)	(577)	(1,018)	(2,057)
Total unallocated amounts	20,665	1,003	4,377	(1,813)
Loss from continuing operations before income taxes	$(1,952)	$(159,920)	$(60,851)	$(255,959)
The following table reconciles segment total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2022	September 30, 2021
Total assets [1]
North America Solutions	$3,365,225	$3,418,569
Offshore Gulf of Mexico	81,575	84,580
International Solutions	386,832	269,820
Other	105,630	95,398
	3,939,262	3,868,367
Investments and corporate operations	395,088	1,165,761
	$4,334,350	$5,034,128
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Operating revenues
United States	$439,793	$280,757	$811,282	$516,201
Argentina	15,450	6,979	44,601	8,532
Bahrain	4,826	6,921	12,459	14,470
United Arab Emirates	1,524	—	1,524	990
Colombia	5,622	946	5,997	1,375
Other Foreign	382	568	1,516	980
Total	$467,597	$296,171	$877,379	$542,548
Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.

NOTE 15 SUBSEQUENT EVENTS
During April 2022, the Company made a $33.0 million cornerstone investment in an affiliate of Galileo Technologies ("Galileo") in the form of a convertible note. Galileo is a world leader in natural gas compression and re-gasification modular systems and technologies. The company creates and manufactures innovative products providing cost-effective solutions for its customers. The convertible note bears interest at 5% per annum and matures on April 2027. If the conversion option is exercised, the note would convert into common shares of Galileo.

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
These forward-looking statements include, among others, information concerning our possible or assumed future results of operations and statements about the following such as:
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
•impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

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
•potential long-lived asset impairments; and
•our sustainability strategy, including expectations, plans, or goals related to corporate responsibility, sustainability and environmental matters, and any related reputational risks as a result of execution of this strategy.
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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2022, our drilling rig fleet included a total of 271 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 236 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 28 rigs as of March 31, 2022. At the close of the second quarter of fiscal year 2022, we had 181 contracted rigs, of which 106 were under a fixed-term contract and 75 were working well-to-well, compared to 137 contracted rigs at September 30, 2021. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and take advantage of future opportunities.

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
Crude oil prices stabilized during the back half of calendar 2020 and were in the $40 to $50 per barrel range as customers set their capital budgets for calendar year 2021. During calendar 2021 crude oil prices continued to increase, reaching more than $70 per barrel. However, as expected, rig activity did not move in tandem with crude oil prices to the same extent it had historically as a large portion of our customers have a more disciplined approach to their operations and capital spending in order to enhance their own financial returns.
The capital budgets for calendar year 2022 established by our customers were done so in a higher crude oil price environment compared to the prior year, which suggests a higher level of capital spending and activity in calendar year 2022 compared to calendar year 2021. Additionally, higher commodity prices have allowed customers to strengthen their balance sheets following the 2020 downturn freeing up additional funds for investment. More recently the invasion of Ukraine by Russia caused crude oil prices to spike well above $100 per barrel. However, as we have experienced in recent years, our customers have maintained a disciplined approach to their operations and kept capital spending levels as originally planned. We have noted no material reaction in customer behavior resulting from the spike in crude oil prices.
In the U.S., the demand for super-spec rigs continues to strengthen following higher capital spending by E&Ps in both calendar year 2021 and year to date 2022. While there is still idle super-spec rig capacity in the market, much of that idle capacity represents rigs that have not been active during the preceding two years and in some cases even longer. Consequently, there are additional costs that would be incurred to bring those long-idled rigs back into working condition, which has resulted in upward pricing for super-spec rigs. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig fleet, and automation technology has resulted in an improvement in our underlying contract economics. We believe these improvements will become more apparent in the coming quarters as an increasing amount of our active rigs are re-priced at higher rates.
Our North America Solutions active rig count has more than tripled from 47 rigs in August 2020 to 171 rigs at March 31, 2022. To date, our fiscal 2022 rig count increases appear to mirror those of 2021 with 27 rigs added during the first quarter and 17 rigs added during the second quarter of fiscal 2022 compared to 25 rigs and 15 rigs added for the same fiscal quarters in the prior year, respectively. Considering the Company's disciplined approach to deploying capital, maintaining our fiscal year 2022 capital budget of $250 to $270 million, and given the current market dynamics, we expect our active count to grow at a much more muted pace during the remaining quarters in fiscal year 2022.
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

From a financial perspective, we believe the Company is well positioned to manage through events, even protracted ones, that may result from market disruptions and the related commodity price volatility. More recent events, like the COVID-19 global pandemic and the Russian invasion of Ukraine, have elevated commodity price volatility and have other far reaching global market ramifications. The direct impacts of the COVID-19 pandemic on the Company have diminished significantly as health guidelines and restrictions have eased in most jurisdictions in which we operate. Since the COVID-19 outbreak began, no rigs have been fully shut down (other than temporary shutdowns for disinfecting and the suspension for a certain period of time on one of our international rigs) and these temporary shutdowns did not have a significant impact on service. Recently, the conflict between the Russian Federation and Ukraine, and the international and social sanctions in reaction to the conflict have resulted in an increase in commodity price volatility. The Company does not have any operations in the Russia Federation, Ukraine or adjacent regions and therefore our rig activity levels are not directly impacted by this conflict. While we do not have supplies originating in these countries, the conflict may create some inflationary pressures within our supply chain.

Recent Developments
Investments in Geothermal Energy
During the six months ended March 31, 2022, we made an additional $14.1 million in geothermal energy investments consisting of both debt and equity securities. Investments were made in four separate companies that are pursuing technological concepts to make unconventional geothermal energy a viable economic renewable energy source. These companies are developing an enhanced geothermal system ("EGS") and closed loop concepts. The EGS concept uses horizontal drilling, induced permeability, and fiber optic sensing. The closed loop concepts use multilateral wellbores, propriety working fluid, or coaxial pipe configurations. All of these concepts are designed to harvest geothermal heat to create carbon-free, baseload energy. Our aggregate balance of investments in geothermal energy companies was $16.9 million at March 31, 2022.
Investment in ADNOC Drilling
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling's IPO was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange (ADX). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that a contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the three and six months ended March 31, 2022, we recognized a gain of $16.7 million and $64.5 million, respectively, in our Unaudited Condensed Consolidated Statement of Operations. As of March 31, 2022, this investment is classified as a Level 1 investment and based on the quoted stock price on the Abu Dhabi Securities Exchange, without applying a discount factor.
Investment in Galileo Technologies
During April 2022, the Company made a $33.0 million cornerstone investment in an affiliate of Galileo Technologies ("Galileo") in the form of a convertible note. The convertible note bears interest at 5% per annum and matures on April 2027. If the conversion option is exercised, the note would convert into common shares of Galileo. One of our Directors is an independent director of Galileo. This Director does not have a direct or indirect material interest in the transaction and was not involved in the negotiations or any approvals related to the transaction.

Contract Backlog
As of March 31, 2022 and September 30, 2021, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $727.7 million and $572.0 million, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The increase in backlog at March 31, 2022 from September 30, 2021 is primarily due to an increase in the number of fixed term drilling contracts executed. Approximately 39.8 percent of the March 31, 2022 total backlog is reasonably expected to be fulfilled in fiscal year 2023 and thereafter.

The following table sets forth the total backlog by reportable segment as of March 31, 2022 and September 30, 2021, and the percentage of the March 31, 2022 backlog reasonably expected to be fulfilled in fiscal year 2023 and thereafter:

(in millions)	March 31, 2022	September 30, 2021	Percentage Reasonably Expected to be Filled in Fiscal Year 2023 and Thereafter
North America Solutions	$534.2	$429.6	29.7%
Offshore Gulf of Mexico	9.8	17.2	—
International Solutions	183.7	125.2	71.5
	$727.7	$572.0
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

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $4.6 million ($0.05 loss per diluted share) on operating revenues of $467.6 million for the three months ended March 31, 2022 compared to a loss from continuing operations of $123.3 million ($1.15 loss per diluted share) on operating revenues of $296.2 million for the three months ended March 31, 2021. Included in the net loss for the three months ended March 31, 2022 is a loss of $0.4 million (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded a net loss of $5.0 million ($0.05 loss per diluted share) for the three months ended March 31, 2022 compared to a net loss of $121.0 million ($1.13 loss per diluted share) for the three months ended March 31, 2021.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $47.1 million during the three months ended March 31, 2022 compared to $39.3 million during the three months ended March 31, 2021. The $7.8 million increase in fiscal year 2022 compared to the same period in fiscal year 2021 is primarily due to increases in IT infrastructure spending and professional services fees.
Asset Impairment Charge During the three months ended March 31, 2022, we reported no asset impairment charge in the Unaudited Condensed Consolidated Statement of Operations, compared to an impairment charge of $54.3 million for the three months ended March 31, 2021.
Gain on Investment Securities In September 2021, the Company made a cornerstone equity investment consisting of 159.7 million shares for $100.0 million as part of ADNOC Drilling's initial public offering. This investment is subject to a three-year lock-up period. During the three months ended March 31, 2022 we recognized a gain of $16.7 million due to an increase in the fair market value of the stock.
Income Taxes We have historically calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full year to pre-tax income or loss, excluding discrete items, for the reporting period. We used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2022 as we determined the historical annualized effective rate method would not provide a reliable estimate for the three months ended March 31, 2022. We anticipate utilizing the discrete effective tax rate method to calculate the provision for income taxes for the remainder of this fiscal year.
For the three months ended March 31, 2022, we had an income tax expense of $2.7 million compared to an income tax benefit of $36.6 million for the three months ended March 31, 2021. Our statutory federal income tax rate for fiscal year 2022 is 21.0 percent (before incremental state and foreign taxes).

North America Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$408,814	$249,939	63.6
Direct operating expenses	294,397	185,841	58.4
Depreciation and amortization	95,817	99,917	(4.1)
Research and development	6,420	5,329	20.5
Selling, general and administrative expense	10,883	12,960	(16.0)
Asset impairment charge	—	54,284	(100.0)
Restructuring charges	—	1,442	(100.0)
Segment operating income (loss)	$1,297	$(109,834)	(101.2)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	114,417	64,098	78.5
Revenue days[3]	14,752	9,454	56.0
Average active rigs[4]	164	105	56.2
Number of active rigs at the end of period[5]	171	109	56.9
Number of available rigs at the end of period	236	242	(2.5)
Reimbursements of "out-of-pocket" expenses	$46,664	$27,290	71.0
1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
3)Defined as the number of contractual days we recognized revenue for during the period.
4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 90 days).
5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues  Operating revenues were $408.8 million and $249.9 million in the three months ended March 31, 2022 and 2021, respectively. The 63.6 percent increase in operating revenue is primarily due to a 56.0 percent increase in activity levels and higher pricing levels.
Direct Operating Expenses Direct operating expenses increased to $294.4 million during the three months ended March 31, 2022 as compared to $185.8 million during the three months ended March 31, 2021. The increase in direct operating expense was due to higher activity levels and an increase in field wages in December of 2021.
Depreciation and Amortization Depreciation and amortization decreased to $95.8 million during the three months ended March 31, 2022 as compared to $99.9 million during the three months ended March 31, 2021. The decrease was primarily attributable to the termination of depreciation on the six rigs located in the US that were included in the ADNOC sale in fiscal year 2021 and ongoing relatively low levels of capital expenditures.
Asset Impairment Charge During the three months ended March 31, 2022, we reported no asset impairment charge, compared to an impairment charge of $54.3 million for the three months ended March 31, 2021.

Offshore Gulf of Mexico

	Three Months Ended March 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$29,147	$29,274	(0.4)
Direct operating expenses	20,884	23,069	(9.5)
Depreciation	2,401	2,593	(7.4)
Selling, general and administrative expense	584	634	(7.9)
Segment operating income	$5,278	$2,978	77.2

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	8,263	6,205	33.2
Revenue days[3]	360	360	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$5,809	$5,193	11.9
1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income to direct margin.
3)Defined as the number of contractual days we recognized revenue for during the period.
4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 90 days).
5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $29.1 million and $29.3 million in the three months ended March 31, 2022 and 2021, respectively. The 0.4 percent decrease was primarily driven by the mix of rigs working at full rates as compared to being on lower standby or mobilization rates.
Direct Operating Expenses Direct operating expenses decreased to $20.9 million during the three months ended March 31, 2022 as compared to $23.1 million during the three months ended March 31, 2021. The decrease was primarily driven by a favorable adjustment in self-insurance liabilities related to prior period as well as the factors described above.

International Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$27,422	$14,813	85.1
Direct operating expenses	25,171	16,718	50.6
Depreciation	1,049	415	152.8
Selling, general and administrative expense	2,050	1,138	80.1
Segment operating loss	$(848)	$(3,458)	(75.5)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	2,251	(1,905)	(218.2)
Revenue days[3]	636	393	61.8
Average active rigs[4]	7	4	75.0
Number of active rigs at the end of period[5]	6	5	20.0
Number of available rigs at the end of period	28	32	(12.5)
Reimbursements of "out-of-pocket" expenses	$1,226	$1,613	(24.0)
1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating loss to direct margin.
3)Defined as the number of contractual days we recognized revenue for during the period.
4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 90 days).
5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $27.4 million during the three months ended March 31, 2022 as compared to $14.8 million during the three months ended March 31, 2021. The change was primarily driven by a 62 percent increase in activity as well as the mix of rigs working. For the three months ended March 31, 2022, we reported $0.5 million in early termination revenue associated with term contracts compared to $1.9 million during the same period of fiscal year 2021.
Direct Operating Expenses Direct operating expenses increased to $25.2 million during the three months ended March 31, 2022 as compared to $16.7 million during the three months ended March 31, 2021. This increase was primarily driven by higher activity levels.
Selling, General and Administrative Expense We recognized a $0.9 million increase in selling, general and administrative costs during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by higher compensation expense due to an increase in sales personnel.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Operating revenues	$15,418	$10,825	42.4
Direct operating expenses	11,208	11,222	(0.1)
Depreciation	370	359	3.1
Research and development	—	5	(100.0)
Selling, general and administrative expense	673	311	116.4
Operating income (loss)	$3,167	$(1,072)	(395.4)
Operating Revenues On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the three months ended March 31, 2022 and 2021 amounted to $13.2 million and $8.7 million, respectively, which were eliminated upon consolidation.

Direct Operating Expenses Direct operating costs consisted primarily of $1.8 million and $2.3 million in adjustments to accruals for estimated losses allocated to the Captives and rig casualty insurance premiums of $7.9 million and $5.0 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Six Months Ended March 31, 2022 and 2021
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $56.0 million ($0.53 loss per diluted share) on operating revenues of $877.4 million for the six months ended March 31, 2022 compared to a loss from continuing operations of $201.2 million ($1.87 loss per diluted share) on operating revenues of $542.5 million for the six months ended March 31, 2021. Included in the net loss for the six months ended March 31, 2022 is a loss of $0.3 million (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded a net loss of $56.3 million ($0.53 loss per diluted share) for the six months ended March 31, 2022 compared to a net loss of $191.4 million ($1.78 loss per diluted share) for the six months ended March 31, 2021.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $90.8 million during the six months ended March 31, 2022 compared to $78.7 million during the six months ended March 31, 2021. The $12.1 million increase in fiscal year 2022 compared to the same period in fiscal year 2021 is is primarily due to increases in IT infrastructure spending and professional services fees.
Asset Impairment Charge During the first quarter of fiscal year 2022, we identified two partial rig substructures and two international FlexRig® drilling rigs located in Colombia that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million, within our North America Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations for the six months ended March 31, 2022, compared to an impairment charge of $54.3 million for the six months ended March 31, 2021. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations during the six months ended March 31, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million.
Gain on Investment Securities In September 2021, the Company made a cornerstone equity investment consisting of 159.7 million shares for $100.0 million as part of ADNOC Drilling's initial public offering. This investment is subject to a three-year lock-up period. During the six months ended March 31, 2022 we recognized a gain of $64.5 million due to an increase in the fair market value of the stock.
Loss on Extinguishment of Debt On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the six months ended March 31, 2022.
Income Taxes We have historically calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full year to pre-tax income or loss, excluding discrete items, for the reporting period. We used a discrete effective tax rate method to calculate income taxes for the six months ended March 31, 2022 as we determined the historical annualized method would not provide a reliable estimate for the six months ended March 31, 2022. We anticipate utilizing the discrete effective tax rate method to calculate the provision for income taxes for the remainder of this fiscal year.
For the six months ended March 31, 2022, we had an income tax benefit of $4.9 million compared to an income tax benefit of $54.7 million (which included discrete tax expense of approximately $4.1 million related to equity compensation) for the six months ended March 31, 2021. Our statutory federal income tax rate for fiscal year 2022 is 21.0 percent (before incremental state and foreign taxes).

North America Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$749,848	$451,929	65.9
Direct operating expenses	550,965	343,150	60.6
Depreciation and amortization	189,438	200,241	(5.4)
Research and development	12,988	10,795	20.3
Selling, general and administrative expense	21,712	24,640	(11.9)
Asset impairment charge	1,868	54,284	(96.6)
Restructuring charges	473	1,581	(70.1)
Segment operating loss	$(27,596)	$(182,762)	(84.9)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	198,883	108,779	82.8
Revenue days[3]	27,698	16,916	63.7
Average active rigs[4]	152	93	63.4
Number of active rigs at the end of period[5]	171	109	56.9
Number of available rigs at the end of period	236	242	(2.5)
Reimbursements of "out-of-pocket" expenses	$89,793	$46,079	94.9
1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating loss to direct margin.
3)Defined as the number of contractual days we recognized revenue for during the period.
4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 182 days).
5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues  Operating revenues were $749.8 million and $451.9 million during the six months ended March 31, 2022 and 2021, respectively. The 65.9 percent increase in operating revenue is primarily due to a 63.7 percent increase in activity levels, partially offset by a decrease in early termination revenue. For the six months ended March 31, 2022, we reported $0.2 million in early termination revenue associated with term contracts compared to $5.8 million during the same period of fiscal year 2021.
Direct Operating Expenses Direct operating expenses increased to $551.0 million during the six months ended March 31, 2022 as compared to $343.2 million during the six months ended March 31, 2021. The increase in direct operating expense was due to higher activity levels and higher rig recommissioning expenses.
Depreciation and Amortization Depreciation and amortization decreased to $189.4 million during the six months ended March 31, 2022 as compared to $200.2 million during the six months ended March 31, 2021. The decrease was primarily attributable to the termination of depreciation on the six rigs located in the US that were included in the ADNOC sale in fiscal year 2021 and ongoing relatively low levels of capital expenditures.
Asset Impairment Charge During the first quarter of fiscal year 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of these assets of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million during the six months ended March 31, 2022 in the Unaudited Condensed Consolidated Statement of Operations, compared to an impairment charge of $54.3 million for the six months ended March 31, 2021.

Offshore Gulf of Mexico

	Six Months Ended March 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$58,461	$61,547	(5.0)
Direct operating expenses	41,595	49,325	(15.7)
Depreciation	4,781	5,199	(8.0)
Selling, general and administrative expense	1,341	1,303	2.9
Segment operating income	$10,744	$5,720	87.8

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	16,866	12,222	38.0
Revenue days[3]	728	820	(11.2)
Average active rigs[4]	4	5	(20.0)
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$11,884	$13,061	(9.0)
1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income to direct margin.
3)Defined as the number of contractual days we recognized revenue for during the period.
4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 182 days).
5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $58.5 million and $61.5 million in the six months ended March 31, 2022 and 2021, respectively. The 5.0 percent decrease was primarily driven by the mix of rigs working at full rates as compared to being on lower standby or mobilization rates.
Direct Operating Expenses Direct operating expenses decreased to $41.6 million during the six months ended March 31, 2021 as compared to $49.3 million during the six months ended March 31, 2021. The decrease was primarily driven by a favorable adjustment in self-insurance liabilities related to prior period claims as well as the factors described above.

International Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$64,581	$25,331	154.9
Direct operating expenses	49,302	34,241	44.0
Depreciation	1,804	788	128.9
Selling, general and administrative expense	3,779	2,117	78.5
Asset impairment charge	2,495	—	100.0
Segment operating income (loss)	$7,201	$(11,815)	(160.9)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	15,279	(8,910)	(271.5)
Revenue days[3]	1,283	741	73.1
Average active rigs[4]	7	4	75.0
Number of active rigs at the end of period[5]	6	5	20.0
Number of available rigs at the end of period	28	32	(12.5)
Reimbursements of "out-of-pocket" expenses	$2,669	$4,172	(36.0)
1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
3)Defined as the number of contractual days we recognized revenue for during the period.
4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 182 days).
5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $64.6 million during the six months ended March 31, 2022 as compared to $25.3 million during the six months ended March 31, 2021. The change was primarily driven by a 73.1 percent increase in activity as well as the settlement of a contractual dispute that was recognized in operating revenues during the six months ended March 31, 2022. Refer to Note 9—Revenue from Contracts with Customers for additional details. For the six months ended March 31, 2022, we reported $0.5 million in early termination revenue associated with term contracts compared to $1.9 million during the same period of fiscal year 2021.
Direct Operating Expenses Direct operating expenses increased to $49.3 million during the six months ended March 31, 2022 as compared to $34.2 million during the six months ended March 31, 2021. This increase was primarily driven by higher activity levels partially offset by fixed cost leverage.
Selling, General and Administrative Expense We recognized a $1.7 million increase in selling, general and administrative costs during the six months ended March 31, 2022 compared to the six months ended March 31, 2021. This increase was primarily driven by primarily driven by higher compensation expense due to an increase in sales personnel.
Asset Impairment Charge During the first quarter of fiscal year 2022, we identified two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell these rigs we recognized a non-cash impairment charge of $2.5 million during the six months ended March 31, 2021 in the Unaudited Condensed Consolidated Statement of Operations, as the aggregate net book value of $3.4 million exceeded the fair value less estimated cost to sell of $0.9 million.

Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2022	2021	% Change
Operating revenues	$31,341	$19,543	60.4
Direct operating expenses	22,528	14,972	50.5
Depreciation	715	718	(0.4)
Research and development	—	122	(100.0)
Selling, general and administrative expense	1,002	692	44.8
Operating income	$7,096	$3,039	133.5
Operating Revenues On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the six months ended March 31, 2022 and 2021 amounted to $26.9 million and $15.8 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating costs consisted primarily of $(0.4) million and $2.8 million in adjustments to accruals for estimated losses allocated to the Captives and rig casualty insurance premiums of $16.7 million and $7.5 million during the six months ended March 31, 2022 and 2021, respectively. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

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
Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the revenue we receive under those contracts, the efficiency with which we operate our drilling rigs, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures. As our revenues increase, operating net working capital is typically a use of capital, while conversely, as our revenues decrease, operating net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins.

As of March 31, 2022, we had $202.2 million of cash and cash equivalents on hand and $148.4 million of short-term investments. Our cash flows for the six months ended March 31, 2022 and 2021 are presented below:

	Six Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$18,896	$58,802
Investing activities	(45,321)	(60,315)
Financing activities	(680,915)	(56,599)
Net decrease in cash and cash equivalents and restricted cash	$(707,340)	$(58,112)
Operating Activities
Our operating net working capital (non-GAAP) as of March 31, 2022 and September 30, 2021 is presented below:

	March 31,	September 30,
(in thousands)	2022	2021
Total current assets	$918,496	$1,586,566
Less:
Cash and cash equivalents	202,206	917,534
Short-term investments	148,377	198,700
Assets held-for-sale	57,373	71,453
	510,540	398,879

Total current liabilities	377,598	866,306
Less:
Dividends payable	26,697	27,332
Current portion of long-term debt, net	—	483,486
Advance payment for sale of property, plant and equipment	78,793	86,524
	$272,108	$268,964

Operating net working capital (non-GAAP)	$238,432	$129,915
Cash flows provided by operating activities were approximately $18.9 million and $58.8 million for the six months ended March 31, 2022 and 2021, respectively. The change in cash used in operating activities is primarily driven by changes in working capital. For the six months ended March 31, 2022, working capital was a use of cash, while during the six months ended March 31, 2021, working capital was a source of cash. Higher activity levels during the six months ended March 31, 2022, are an offsetting contribution to cash flow from operations. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable, short-term debt and advance payments for sale of property, plant and equipment. Operating net working capital was $238.4 million as of March 31, 2022 compared to $129.9 million as of September 30, 2021. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers. The sequential increase in operating net working capital was primarily driven by higher rig activity and seasonal payments of annual incentive compensation and ad valorem taxes. Included in accounts receivable as of March 31, 2022 was $24.3 million of income tax receivables, a portion of which we expect to collect before the end of calendar year 2022.
Investing Activities
Capital Expenditures Our capital expenditures during the six months ended March 31, 2022 were $104.5 million compared to $30.7 million during the six months ended March 31, 2021. The increase is driven by higher activity and spending on walking rig conversions.
Purchase (Sales) of Short-Term Investments Our net sales of short-term investments during the six months ended March 31, 2022 were $(48.9) million compared to net purchases of $41.9 million during the six months ended March 31, 2021. The change is driven by our ongoing liquidity management.
Purchase of Long-Term Investments Our purchases of long-term investments during the six months ended March 31, 2022 were $14.1 million compared to $1.1 million during the six months ended March 31, 2021. The increase is driven by purchases of geothermal investments made during the six months ended March 31, 2021.

Sale of Assets Our proceeds from asset sales during the six months ended March 31, 2022 were $34.9 million compared to proceeds of $13.4 million during the six months ended March 31, 2021. The increase in proceeds is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe. The increase is also attributable to the sale of our casing running and trucking assets that occurred during the six months ended March 31, 2022.
Financing Activities
Dividends We paid dividends of $0.50 per share during the six months ended March 31, 2022 and 2021. Total dividends paid were $54.0 million and $54.2 million during the six months ended March 31, 2022 and 2021, respectively. A cash dividend of $0.25 per share was declared on March 2, 2022 for shareholders of record on May 13, 2022, payable on May 27, 2022. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Redemption of 4.65% Senior Notes due 2025 On October 27, 2021, we redeemed all of the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. As a result, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.
Repurchase of Shares We have an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the six months ended March 31, 2021, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million, which are held as treasury shares.
Credit Facilities
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that was set to mature on November 13, 2024. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. No other terms of the 2018 Credit Facility were amended in connection with this extension. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date. On March 8, 2022, we entered into the second amendment to the 2018 Credit Facility, which, among other things, raised the number of potential future extensions of the maturity date applicable to extending lenders from one to two such potential extensions and replaced provisions in respect of interest rate determinations that were based on the London Interbank Offered Rate with provisions based on the Secured Overnight Financing Rate. Lenders with $680.0 million of commitments under the 2018 Credit Facility also exercised their option to extend the maturity of the 2018 Credit Facility from November 12, 2025 to November 11, 2026. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the consolidated financial statements in our 2021 Annual Report on Form 10-K.
As of March 31, 2022, we had four separate bi-lateral credit facilities with banks with an aggregate outstanding balance of $33.8 million.
As of March 31, 2022, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $5.8 million of financial guarantees were outstanding as of March 31, 2022.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2022, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2022.
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
On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the six months ended March 31, 2022.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2022 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at March 31, 2022 and matures on September 29, 2031. During April 2022, the Company made a $33.0 million cornerstone investment in an affiliate of Galileo in the form of a convertible note. Refer to Note 15—Subsequent Events for further details.
As of March 31, 2022, we had a $552.3 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At March 31, 2022, we had $4.9 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long-term debt to total capitalization ratio was 16.7 percent and 15.9 percent at March 31, 2022 and September 30, 2021, respectively. For additional information regarding debt agreements, refer to Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2021.

Material Commitments
Material commitments as reported in our 2021 Annual Report on Form 10-K have not changed significantly at March 31, 2022, other than those disclosed in Note 6—Debt and Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

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

Non-GAAP Measurements
Direct Margin
Direct margin is considered a non-GAAP metric. We define "Direct margin" as operating revenues less direct operating expenses. Direct margin is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. Direct margin is not a substitute for financial measures prepared in accordance with GAAP and should therefore be considered only as supplemental to such GAAP financial measures.
The following table reconciles direct margin to segment operating income (loss), which we believe is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to direct margin.

	Three Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$1,297	$5,278	$(848)
Add back:
Depreciation and amortization	95,817	2,401	1,049
Research and development	6,420	—	—
Selling, general and administrative expense	10,883	584	2,050
Direct margin (Non-GAAP)	$114,417	$8,263	$2,251

	Three Months Ended March 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(109,834)	$2,978	$(3,458)
Add back:
Depreciation and amortization	99,917	2,593	415
Research and development	5,329	—	—
Selling, general and administrative expense	12,960	634	1,138
Asset impairment charge	54,284	—	—
Restructuring charges	1,442	—	—
Direct margin (Non-GAAP)	$64,098	$6,205	$(1,905)

	Six Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(27,596)	$10,744	$7,201
Add back:
Depreciation and amortization	189,438	4,781	1,804
Research and development	12,988	—	—
Selling, general and administrative expense	21,712	1,341	3,779
Asset impairment charge	1,868	—	2,495
Restructuring charges	473	—	—
Direct margin (Non-GAAP)	$198,883	$16,866	$15,279

	Six Months Ended March 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(182,762)	$5,720	$(11,815)
Add back:
Depreciation and amortization	200,241	5,199	788
Research and development	10,795	—	—
Selling, general and administrative expense	24,640	1,303	2,117
Asset impairment charge	54,284	—	—
Restructuring charges	1,581	—	—
Direct Margin (Non-GAAP)	$108,779	$12,222	$(8,910)

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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three-month period ended March 31, 2022 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
January 1 - January 31	607	$27.39	—	3,393
February 1 - February 28	—	—	—	3,393
March 1 - March 31	—	—	—	3,393
Total	607		—
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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on June 2, 2021, SEC File No. 001‑04221).
10.1	Amendment No. 2 to Credit Agreement, dated March 8, 2022 among Helmerich & Payne, Inc., the lenders party thereto and Wells Fargo Bank, National Association.
10.2
Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 18, 2022, SEC File No. 001-04221).

10.3	Form of Restricted Stock Agreement for the Helmerich & Payne Amended and Restated 2020 Omnibus Incentive Plan applicable to Directors.
10.4	Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
10.5	Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
10.6	Form of Restricted Stock Award Agreement applicable to employees for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2022, filed on April 27, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	April 27, 2022	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	April 27, 2022	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)