Form 10-Q
period 2022-06-30
Helmerich & Payne, Inc.
filed 2022-07-27
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

CLASS	OUTSTANDING AT July 20, 2022
Common Stock, $0.10 par value	105,290,017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
(in thousands except share data and share amounts)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$188,663	$917,534
Short-term investments	144,331	198,700
Accounts receivable, net of allowance of $3,032 and $2,068, respectively	397,880	228,894
Inventories of materials and supplies, net	86,091	84,057
Prepaid expenses and other, net	103,589	85,928
Assets held-for-sale	25,604	71,453
Total current assets	946,158	1,586,566

Investments	213,956	135,444
Property, plant and equipment, net	2,987,107	3,127,287
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	68,950	73,838
Operating lease right-of-use assets	40,539	49,187
Other assets, net	20,247	16,153
Total other noncurrent assets	175,389	184,831

Total assets	$4,322,610	$5,034,128

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$119,972	$71,996
Dividends payable	26,693	27,332
Current portion of long-term debt, net	—	483,486
Accrued liabilities	254,611	283,492
Total current liabilities	401,276	866,306

Noncurrent Liabilities:
Long-term debt, net	542,290	541,997
Deferred income taxes	527,545	563,437
Other	116,770	147,757
Noncurrent liabilities - discontinued operations	2,061	2,013
Total noncurrent liabilities	1,188,666	1,255,204
Commitments and contingencies (Note 13)
Shareholders' Equity:
Common stock, $.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of both June 30, 2022 and September 30, 2021, and 105,290,017 and 107,898,859 shares outstanding as of June 30, 2022 and September 30, 2021, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	521,439	529,903
Retained earnings	2,454,726	2,573,375
Accumulated other comprehensive loss	(19,067)	(20,244)
Treasury stock, at cost, 6,932,848 shares and 4,324,006 shares as of June 30, 2022 and September 30, 2021, respectively	(235,652)	(181,638)
Total shareholders’ equity	2,732,668	2,912,618
Total liabilities and shareholders' equity	$4,322,610	$5,034,128
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
OPERATING REVENUES
Drilling services	$547,906	$329,774	$1,420,810	$868,581
Other	2,327	2,439	6,802	6,180
	550,233	332,213	1,427,612	874,761
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	376,210	255,471	1,015,621	684,473
Other operating expenses	1,053	1,481	3,416	4,117
Depreciation and amortization	100,741	104,493	304,115	317,771
Research and development	6,511	5,610	19,425	16,527
Selling, general and administrative	44,933	41,719	135,699	120,371
Asset impairment charge	—	2,130	4,363	56,414
Restructuring charges	33	2,110	838	3,856
Gain on reimbursement of drilling equipment	(9,895)	(4,268)	(21,597)	(10,207)
Other (gain) loss on sale of assets	(3,075)	834	(2,762)	12,952
	516,511	409,580	1,459,118	1,206,274
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	33,722	(77,367)	(31,506)	(331,513)
Other income (expense)
Interest and dividend income	5,313	1,527	11,301	8,225
Interest expense	(4,372)	(5,963)	(14,876)	(17,861)
Gain (loss) on investment securities	(14,310)	2,409	55,684	7,853
Loss on extinguishment of debt	—	—	(60,083)	—
Other	(1,148)	(970)	(2,166)	(3,027)
	(14,517)	(2,997)	(10,140)	(4,810)
Income (loss) from continuing operations before income taxes	19,205	(80,364)	(41,646)	(336,323)
Income tax expense (benefit)	1,730	(23,659)	(3,166)	(78,398)
Income (loss) from continuing operations	17,475	(56,705)	(38,480)	(257,925)
Income (loss) from discontinued operations before income taxes	277	1,150	(106)	10,936
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	277	1,150	(106)	10,936
NET INCOME (LOSS)	$17,752	$(55,555)	$(38,586)	$(246,989)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$(0.53)	$(0.37)	$(2.40)
Income from discontinued operations	—	0.01	—	0.10
Net income (loss)	$0.16	$(0.52)	$(0.37)	$(2.30)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$(0.53)	$(0.37)	$(2.40)
Income from discontinued operations	—	0.01	—	0.10
Net income (loss)	$0.16	$(0.52)	$(0.37)	$(2.30)

Weighted average shares outstanding:
Basic	105,289	107,896	106,092	107,790
Diluted	106,021	107,896	106,092	107,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$17,752	$(55,555)	$(38,586)	$(246,989)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(41.7) thousand and $(0.3) million for the three and nine months ended June 30, 2022, respectively, and $(0.2) million and $(0.5) million for the three and nine months ended June 30, 2021.	389	460	1,177	1,374
Other comprehensive income	389	460	1,177	1,374
Comprehensive income (loss)	$18,141	$(55,095)	$(37,409)	$(245,615)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Nine Months Ended June 30, 2022
(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive loss:
Net loss	—	—	—	(51,362)	—	—	—	(51,362)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 per share)	—	—	—	(26,807)	—	—	—	(26,807)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,152)	—	—	(381)	17,040	(4,112)
Stock-based compensation	—	—	6,218	—	—	—	—	6,218
Share repurchases	—	—	—	—	—	2,548	(60,358)	(60,358)
Balance, December 31, 2021	112,222	$11,222	$514,969	$2,495,206	$(19,850)	6,491	$(224,956)	$2,776,591
Comprehensive loss:
Net loss	—	—	—	(4,976)	—	—	—	(4,976)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 per share)	—	—	—	(26,565)	—	—	—	(26,565)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(7,197)	—	—	(161)	5,805	(1,392)
Stock-based compensation	—	—	7,945	—	—	—	—	7,945
Share repurchases	—	—	—	—	—	607	(16,641)	(16,641)
Other	—	—	(946)	—	—	—	—	(946)
Balance, March 31, 2022	112,222	$11,222	$514,771	$2,463,665	$(19,456)	6,937	$(235,792)	$2,734,410
Comprehensive income:
Net income	—	—	—	17,752	—	—	—	17,752
Other comprehensive income	—	—	—	—	389	—	—	389
Dividends declared ($0.25 per share)	—	—	—	(26,691)	—	—	—	(26,691)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(136)	—	—	(5)	140	4
Stock-based compensation	—	—	7,051	—	—	—	—	7,051
Other	—	—	(247)	—	—	—	—	(247)
Balance, June 30, 2022	112,222	$11,222	$521,439	$2,454,726	$(19,067)	6,932	$(235,652)	$2,732,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Nine Months Ended June 30, 2021
(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance, September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive loss:
Net loss	—	—	—	(70,431)	—	—	—	(70,431)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared ($0.25 per share)	—	—	—	(27,324)	—	—	—	(27,324)
Vesting of restricted stock awards, net of shares withheld for employee taxes	72	7	(16,742)	—	—	(295)	14,618	(2,117)
Stock-based compensation	—	—	7,451	—	—	—	—	7,451
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(381)	—	—	—	—	(381)
Balance, December 31, 2020	112,223	$11,222	$511,956	$2,911,006	$(25,731)	4,368	$(183,535)	$3,224,918
Comprehensive loss:
Net loss	—	—	—	(121,003)	—	—	—	(121,003)
Other comprehensive income	—	—	—	—	457	—	—	457
Dividends declared $0.25 per share)	—	—	—	(27,268)	—	—	—	(27,268)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(1,678)	—	—	(39)	1,678	—
Stock-based compensation	—	—	6,826	—	—	—	—	6,826
Other	—	—	(234)	—	—	—	—	(234)
Balance, March 31, 2021	112,223	$11,222	$516,870	$2,762,735	$(25,274)	4,329	$(181,857)	$3,083,696
Comprehensive loss:
Net loss	—	—	—	(55,555)	—	—	—	(55,555)
Other comprehensive income	—	—	—	—	460	—	—	460
Dividends declared ($0.25 per share)	—	—	—	(27,321)	—	—	—	(27,321)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(257)	—	—	(5)	216	(41)
Stock-based compensation	—	—	6,963	—	—	—	—	6,963
Other	—	—	(295)	—	—	—	—	(295)
Balance, June 30, 2021	112,223	$11,222	$523,281	$2,679,859	$(24,814)	4,324	$(181,641)	$3,007,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(38,586)	$(246,989)
Adjustment for (income) loss from discontinued operations	106	(10,936)
Loss from continuing operations	(38,480)	(257,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	304,115	317,771
Asset impairment charge	4,363	56,414
Amortization of debt discount and debt issuance costs	880	994
Loss on extinguishment of debt	60,083	—
Provision for credit loss	1,022	8
Stock-based compensation	21,214	21,240
Gain on investment securities	(55,684)	(7,853)
Gain on reimbursement of drilling equipment	(21,597)	(10,207)
Other (gain) loss on sale of assets	(2,762)	12,952
Deferred income tax benefit	(36,614)	(66,102)
Other	(2,765)	8,849
Change in assets and liabilities:
Accounts receivable	(173,625)	(33,075)
Inventories of materials and supplies	(2,482)	14,073
Prepaid expenses and other	9,209	(1,638)
Other noncurrent assets	1,829	(3,337)
Accounts payable	46,775	24,908
Accrued liabilities	22,511	8,643
Deferred income tax liability	454	(36)
Other noncurrent liabilities	(21,745)	4,183
Net cash provided by operating activities from continuing operations	116,701	89,862
Net cash used in operating activities from discontinued operations	(60)	(41)
Net cash provided by operating activities	116,641	89,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(174,958)	(49,173)
Other capital expenditures related to assets held-for-sale	(18,228)	—
Purchase of short-term investments	(109,318)	(234,465)
Purchase of long-term investments	(47,210)	(2,319)
Proceeds from sale of short-term investments	161,766	139,430
Proceeds from sale of long-term investments	22,042	—
Proceeds from asset sales	50,260	26,775
Other	(7,500)	—
Net cash used in investing activities	(123,146)	(119,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(80,702)	(81,815)
Payments for employee taxes on net settlement of equity awards	(5,515)	(2,160)
Payment of contingent consideration from acquisition of business	(250)	(250)
Payments for early extinguishment of long-term debt	(487,148)	—
Make-whole premium payment	(56,421)	—
Share repurchases	(76,999)	—
Other	(587)	(719)
Net cash used in financing activities	(707,622)	(84,944)
Net decrease in cash and cash equivalents and restricted cash	(714,127)	(114,875)
Cash and cash equivalents and restricted cash, beginning of period	936,716	536,747
Cash and cash equivalents and restricted cash, end of period	$222,589	$421,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest paid	$10,889	$11,642
Income tax paid (received), net	3,392	(31,826)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	9,255	13,353
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(4,260)	(746)
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	—	9,290
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	(1,251)
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
Our North America Solutions operations are primarily located in Texas, but traditionally also operate in other states, depending upon demand. Such states include: Colorado, Louisiana, New Mexico, Nevada, North Dakota, Oklahoma, Pennsylvania, Utah, West Virginia and Wyoming. Additionally, our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and in our International Solutions we have operations in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
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
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income and expenses of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $33.9 million and $51.3 million at June 30, 2022 and 2021, respectively, and $19.2 million and $48.9 million at September 30, 2021 and 2020, respectively. Of the total restricted cash at June 30, 2022 and September 30, 2021, $1.1 million and $1.5 million, respectively, is related to the acquisition of drilling technology companies, and $32.8 million and $17.7 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.

The cash, cash equivalents, and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	June 30,		September 30,
(in thousands)	2022	2021	2021	2020
Cash and cash equivalents	$188,663	$370,553	$917,534	$487,884
Restricted cash
Prepaid expenses and other, net	33,242	48,434	18,350	45,577
Other assets, net	684	2,885	832	3,286
Total cash, cash equivalents, and restricted cash	$222,589	$421,872	$936,716	$536,747
During the nine months ended June 30, 2022, our cash, cash equivalents, and restricted cash balance decreased approximately $714.1 million compared to our balance at September 30, 2021. This change was primarily driven by the redemption of all the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million during the nine months ended June 30, 2022. Additionally, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.

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
Standards that are not yet adopted as of June 30, 2022
ASU No. 2020-06, Debt with conversion and other options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own equity (subtopic 815-40): Accounting For Convertible Instruments and Contracts In An Entity’s Own Equity

This ASU reduces the complexity of accounting for convertible debt and other equity-linked instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This update is effective for annual and interim periods beginning after December 15,2021. Early adoption of the amendment is permitted.
October 1, 2022
We plan to adopt this ASU, as required, during the first quarter of fiscal year 2023. Although we are currently evaluating the impact the new guidance may have on our Unaudited Condensed Consolidated Financial Statements and disclosures, we do not believe the adoption will have a material effect thereon.

ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value (i.e., the entity would not apply a discount related to the contractual sale restriction). Furthermore, an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The following disclosures for equity securities subject to contractual sale restrictions will be required: (1) the fair value of the equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restriction(s), and (3) the circumstances that could cause a lapse in the restriction(s). This update is effective for annual and interim periods beginning after December 15, 2023. Early adoption of the amendment is permitted for both interim and annual financial statements.	October 1, 2022
We plan to early adopt this ASU during the first quarter of fiscal year 2023. Although we are currently evaluating the impact the new guidance may have on our Unaudited Condensed Consolidated Financial Statements and disclosures, we do not believe the adoption will have a material effect thereon.

Self-Insurance
Our wholly-owned insurance captives ("Captives") incurred direct operating costs consisting primarily of adjustments to accruals for estimated losses of $3.1 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $8.8 million for the nine months ended June 30, 2022 and 2021, respectively, and rig casualty insurance premiums of $9.4 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively, and $26.2 million and $13.1 million for the nine months ended June 30, 2022 and 2021, respectively, and were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives amounted to $14.7 million and $9.4 million during the three months ended June 30, 2022 and 2021, respectively, and $41.6 million and $25.2 million during the nine months ended June 30, 2022 and 2021, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captives issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the three months ended June 30, 2022 and 2021 were $3.8 million and $3.2 million, respectively, and $10.6 million and $8.7 million for the nine months ended June 30, 2022 and 2021, respectively.
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
We have also experienced certain risks specific to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid the equivalent in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls that restrict the conversion and repatriation of U.S. dollars. In September 2020, Argentina implemented additional currency controls in an effort to preserve Argentina's U.S. dollar reserves. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. Further, there are additional concerns regarding Argentina's debt burden, notwithstanding Argentina's restructuring deal with international bondholders in August 2020, as Argentina attempts to manage its substantial sovereign debt issues. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
We recorded aggregate foreign currency losses of $1.2 million and $0.7 million for the three months ended June 30, 2022 and 2021, and $4.5 million and $4.9 million for the nine months ended June 30, 2022 and 2021, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of June 30, 2022, our cash balance in Argentina was $3.8 million.
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

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and nine months ended June 30, 2022, approximately 5.4 percent and 6.7 percent of our operating revenues were generated from international locations in our drilling business compared to 4.8 percent during both the three and nine months ended June 30, 2021. During the three and nine months ended June 30, 2022, approximately 82.6 percent and 78.4 percent of operating revenues from international locations were from operations in South America, compared to 52.2 percent and 43.1 percent during the three and nine months ended June 30, 2021, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations include an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Unaudited Condensed Consolidated Statements of Operations.
The activity for the three and nine months ended June 30, 2022 and 2021 was primarily due to the remeasurement of an uncertain tax liability as a result of the devaluation of the Venezuelan Bolivar.  Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuelan government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 4,181,782 and 3,220,598 Bolivars per United States dollar at September 30, 2021, and June 30, 2021, respectively. In October 2021, the Venezuelan government launched another monetary overhaul by cutting six zeros from the Bolivar in response to hyperinflation and to simplify accounting. As such, as of June 30, 2022, the DICOM floating rate was approximately six Bolivars per United States dollar. The DICOM floating rate might not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2022 and September 30, 2021 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2022	September 30, 2021
Drilling services equipment	4 - 15 years	$6,327,863	$6,229,011
Tubulars	4 years	573,514	573,900
Real estate properties	10 - 45 years	45,308	43,302
Other	2 - 23 years	416,163	459,741
Construction in progress (1)		54,931	47,587
		7,417,779	7,353,541
Accumulated depreciation		(4,430,672)	(4,226,254)
Property, plant and equipment, net		$2,987,107	$3,127,287

Assets held-for-sale		$25,604	$71,453
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet.  Additionally, we include other capital maintenance purchase orders that are open/in process.  As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $97.5 million and $102.7 million, including $1.4 million and $1.3 million in abandonments, for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $293.5 million and $312.4 million, including $5.2 million and $1.7 million in abandonments for the nine months ended June 30, 2022 and 2021, respectively.

Assets Held-for-Sale
The following table reconciles changes in the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2021	$71,453
Additions	1,459
Sales	(47,308)
Balance at June 30, 2022	$25,604
In March 2021, the Company's leadership continued the execution of the current strategy focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company has undertaken a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represented their fair value less estimated costs to sell, and were reclassified as held-for-sale in the second and third quarters of fiscal year 2021. During the fiscal year ended September 30, 2021, we completed the sale of a portion of the assets with a net book value of $6.5 million that were originally classified as held-for-sale during the second and third quarters of fiscal year 2021. Additionally, during the nine months ended June 30, 2022, we completed the sale of a portion of the remaining assets with a net book value of $1.9 million that were originally classified as held-for-sale during the second and third quarters of fiscal year 2021.
During September 2021, the Company agreed to sell eight FlexRig® land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling") for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. We received the $86.5 million in cash consideration in advance of delivering the rigs. As part of the sales agreement, the rigs are being delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. As of June 30, 2022, ADNOC Drilling accepted delivery of five rigs with an aggregate net book value of $34.5 million and, as a result, we recognized a gain of $1.1 million, after incurring $15.7 million of selling costs, during the nine months ended June 30, 2022. Upon final acceptance of delivery, these rigs were removed from assets classified as held-for-sale as of June 30, 2022. The gains are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2022. The remaining cash proceeds received in advance of rig delivery and acceptance of $35.3 million is recorded in Accrued Liabilities within our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022. Additionally, the three remaining rigs not yet delivered and accepted are classified as held-for-sale in the Unaudited Condensed Consolidated Balance Sheets until each rig is delivered and accepted, at which time any related gain/loss on the sale will be recognized in the Unaudited Condensed Consolidated Statement of Operations. Estimated cost to sell related to the remaining rigs is approximately $12.9 million, including approximately $6.9 million of expenses incurred during the nine months ended June 30, 2022, and approximately $6.0 million of expenses to be incurred in future periods. We paid approximately $18.2 million in cash charges related to costs to sell for the eight rigs during the nine months ended June 30, 2022.
During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running assets, which contributed approximately 2.8 percent to our consolidated revenues during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale during the fourth quarter of fiscal year 2021. During the nine months ended June 30, 2022, we closed on the sale of these assets in two separate transactions. The sale of our trucking assets was completed on November 3, 2021 while the sale of our casing running assets was completed on November 15, 2021 for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout revenue, resulting in a loss of $3.4 million. Losses related to the sale of these assets are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.
During the first quarter of fiscal year 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2022. During the second quarter of fiscal year 2022, we completed the sale of a portion of the assets with a net book value of approximately $0.1 million, resulting in no gain or loss as a result of the sale.

During the first quarter of fiscal year 2022, we identified two international FlexRig® drilling rigs located in Colombia that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million. During the second quarter of fiscal year 2022, we completed the sale of the two international FlexRig® drilling rigs for total consideration of $0.9 million, resulting in no gain or loss as a result of the sale.
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
(Gain)/Loss on Sale of Assets
We had a gain of $9.9 million and $21.6 million, during the three and nine months ended June 30, 2022, respectively, and $4.3 million and $10.2 million, during the three and nine months ended June 30, 2021, respectively, related to customer reimbursement for the replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on Reimbursement of Drilling Equipment within our Unaudited Condensed Consolidated Statements of Operations.
During the three and nine months ended June 30, 2022, we had a gain of $3.1 million and $2.8 million, respectively, related to the sale of rig equipment and other capital assets. During the first quarter of fiscal year 2022, we closed on the sale of our trucking and casing running assets resulting in a loss of $3.4 million, as mentioned above. During the second quarter of fiscal year 2022, ADNOC Drilling accepted delivery of two rigs resulting in a gain of $1.2 million. During the third quarter of fiscal year 2022, ADNOC Drilling accepted delivery of three rigs which resulted in a nominal loss of $26.6 thousand. The (gain) loss related to the sale of these assets are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.
During the three and nine months ended June 30, 2021, we had a loss of $0.8 million and $13.0 million, respectively, related to sale of rig equipment and other capital assets. During the first quarter of fiscal year 2021, we completed the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment resulting in a gain of $9.2 million. During the second quarter of fiscal year 2021, we sold excess drilling equipment and spares, which resulted in a net loss of $23.0 million. The gains and losses related to these asset sales were recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.

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
During the three and nine months ended June 30, 2022, we had no additions or impairments to goodwill. As of June 30, 2022 and September 30, 2021, the goodwill balance was $45.7 million.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.  All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consist of the following:

		June 30, 2022			September 30, 2021
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$26,648	$62,448	$89,096	$22,182	$66,914
Intellectual property	13 years	2,000	300	1,700	1,500	216	1,284
Trade name	20 years	5,865	1,396	4,469	5,865	1,158	4,707
Customer relationships	5 years	4,000	3,667	333	4,000	3,067	933
		$100,961	$32,011	$68,950	$100,461	$26,623	$73,838
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million for both the three months ended June 30, 2022 and 2021, and $5.4 million for both the nine months ended June 30, 2022 and 2021. Amortization is estimated to be approximately $1.8 million for the remainder of fiscal year 2022, approximately $6.6 million for fiscal year 2023, and approximately $6.4 million for fiscal years 2024, 2025 and 2026.

NOTE 6 DEBT
We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	June 30, 2022			September 30, 2021
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025	$—	$—	$—	$487,148	$(3,662)	$483,486
Due September 29, 2031	550,000	(7,710)	542,290	550,000	(8,003)	541,997
	550,000	(7,710)	542,290	1,037,148	(11,665)	1,025,483

Less long-term debt due within one year	—	—	—	(487,148)	3,662	(483,486)
Long-term debt	$550,000	$(7,710)	$542,290	$550,000	$(8,003)	$541,997
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

On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the nine months ended June 30, 2022.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
As of June 30, 2022, we had four separate bi-lateral credit facilities with banks with an aggregate outstanding balance of $33.8 million.
As of June 30, 2022, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $5.8 million of financial guarantees were outstanding as of June 30, 2022.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.  At June 30, 2022, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES
Although in the second quarter of fiscal year 2022 we anticipated using the discrete effective tax method to calculate income taxes for the remainder of the fiscal year, we used the estimated annual effective tax rate to calculate the income tax provision for the three and nine months ended June 30, 2022 as the estimated annual effective tax rate provides a reliable estimate. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates could occur during the year as information and assumptions change, including, but not limited to, changes to the forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates.
Our income tax expense (benefit) from continuing operations for the three months ended June 30, 2022 and 2021 was $1.7 million and $(23.7) million, respectively, resulting in effective tax rates of 9.0 percent and 29.4 percent, respectively. Our income tax expense (benefit) from continuing operations for the nine months ended June 30, 2022 and 2021 was $(3.2) million and $(78.4) million, respectively, resulting in effective tax rates of 7.6 percent and 23.3 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and nine months ended June 30, 2022 and 2021 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. The discrete adjustments for the nine months ended June 30, 2022 and 2021 are primarily due to changes in our deferred state income tax rate, return to provision adjustments, and equity compensation.
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

NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the nine months ended June 30, 2022, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million, respectively, which are held as treasury shares. There were no repurchases of common shares during the nine months ended June 30, 2021.
A cash dividend of $0.25 per share was declared on March 2, 2022 for shareholders of record on May 13, 2022, and was paid on May 27, 2022. An additional cash dividend of $0.25 per share was declared on May 31, 2022 for shareholders of record on August 17, 2022, payable on September 1, 2022. As a result, we recorded a dividend payable of $26.7 million within Dividends Payable on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

(in thousands)	June 30, 2022	September 30, 2021
Pre-tax amounts:
Unrecognized net actuarial loss	$(24,747)	$(26,268)
	(24,747)	(26,268)
After-tax amounts:
Unrecognized net actuarial loss	(19,067)	(20,244)
	$(19,067)	$(20,244)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and nine months ended June 30, 2022:

(in thousands)	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Balance at beginning of period	$(19,456)	$(20,244)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	389	1,177
Net current-period other comprehensive income	389	1,177
Balance at June 30, 2022	$(19,067)	$(19,067)

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The releases for rigs under term contracts result in early termination compensation owed to us. During the three months ended June 30, 2022 and 2021, we recognized no early termination revenue associated with term contracts, compared to $0.7 million and $7.7 million recognized during the nine months ended June 30, 2022 and 2021 respectively.
With most drilling contracts, we also receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenue associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service. These revenues are deferred and recognized ratably over the related contract term that drilling services are provided. For any contracts that include a provision for pooled term days at contract inception, followed by the assignment of days to specific rigs throughout the contract term, we have elected, as a practical expedient, to recognize revenue in the amount to which the entity has a right to invoice, as permitted by ASC 606.

On November 12, 2021, we settled a drilling contract dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. (Argentina) ("YPF"). The settlement required that YPF make a one-time cash payment to H&P in the amount of $11.0 million and enter into drilling service contracts for three drilling rigs, each with multi-year terms. In addition, both parties were released of all outstanding claims against each other, and as a result, H&P recognized $5.4 million in revenue primarily due to accrued contingent liabilities for disputed amounts. Total revenue recognized as a result of the settlement in the amount of $16.4 million is included in Drilling Services Revenue within the International Solutions segment on our Unaudited Condensed Consolidated Statements of Operations for the nine months ended June 30, 2022.
Contract Costs
We had capitalized fulfillment costs of $7.9 million and $4.3 million as of June 30, 2022 and September 30, 2021, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of June 30, 2022 was approximately $862.2 million, of which approximately $338.7 million is expected to be recognized during the remainder of fiscal year 2022, approximately $408.6 million during fiscal year 2023, and approximately $114.9 million during fiscal year 2024 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer, but also carry certain early termination provisions customers abide by in cases of cancellation or modification. Due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated below:

(in thousands)	June 30, 2022	September 30, 2021
Contract assets, net	$5,772	$4,513

(in thousands)	June 30, 2022
Contract liabilities balance at September 30, 2021	$9,286
Payment received/accrued and deferred	36,353
Revenue recognized during the period	(28,610)
Contract liabilities balance at June 30, 2022	$17,029

NOTE 10 STOCK-BASED COMPENSATION
A summary of compensation cost for stock-based payment arrangements recognized in drilling services operating expense, research and development expense and selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense
Drilling services operating	$1,340	$1,362	$3,862	$4,654
Research and development	400	351	1,146	958
Selling, general and administrative	5,311	5,250	16,206	15,628
	$7,051	$6,963	$21,214	$21,240

Restricted Stock
A summary of the status of our restricted stock awards as of June 30, 2022 and changes in non-vested restricted stock outstanding during the nine months then ended is presented below:

(in thousands, except per share amounts)	Shares (1)	Weighted Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2021	1,412	$37.36
Granted	744	25.83
Vested (2)	(606)	39.88
Forfeited	(53)	30.82
Non-vested restricted stock outstanding at June 30, 2022	1,497	$30.85
(1)    Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. During the nine months ended June 30, 2022, 14,199 restricted phantom stock units were granted and 18,906 restricted phantom stock units vested during the same period.
(2)    The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Performance Units
A summary of the status of our performance-vested restricted share units ("performance units") as of June 30, 2022 and changes in non-vested performance units outstanding during the nine months ended is presented below:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Non-vested performance units outstanding at September 30, 2021	699	$41.55
Granted	227	30.12
Vested (1)	(161)	62.66
Dividend equivalent right performance units credited	11	32.47
Forfeited	(54)	34.16
Non-vested performance units outstanding at June 30, 2022 (2)	722	$33.67
(1)    The number of performance units vested includes units that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
(2) Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 96,197 performance units which is calculated based on the payout percentage for the completed performance cycle. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 1,097,404 additional performance units could vest or become eligible to vest.
Subject to the terms and conditions set forth in the applicable performance unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period. The Vesting Period for performance units granted in December 2018 ended on December 31, 2021 and the performance units earned were settled in shares of common stock during the second quarter of fiscal year 2022.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$17,475	$(56,705)	$(38,480)	$(257,925)
Income (loss) from discontinued operations	277	1,150	(106)	10,936
Net income (loss)	17,752	(55,555)	(38,586)	(246,989)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(368)	(348)	(1,138)	(1,002)

Numerator for basic earnings (loss) per share:
From continuing operations	17,107	(57,053)	(39,618)	(258,927)
From discontinued operations	277	1,150	(106)	10,936
	17,384	(55,903)	(39,724)	(247,991)

Numerator for diluted earnings (loss) per share:
From continuing operations	17,107	(57,053)	(39,618)	(258,927)
From discontinued operations	277	1,150	(106)	10,936
	$17,384	$(55,903)	$(39,724)	$(247,991)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	105,289	107,896	106,092	107,790
Effect of dilutive shares from stock options, restricted stock and performance units	732	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	106,021	107,896	106,092	107,790

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$(0.53)	$(0.37)	$(2.40)
Income from discontinued operations	—	0.01	—	0.10
Net loss	$0.16	$(0.52)	$(0.37)	$(2.30)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$(0.53)	$(0.37)	$(2.40)
Income from discontinued operations	—	0.01	—	0.10
Net loss	$0.16	$(0.52)	$(0.37)	$(2.30)
We had a net loss for all periods presented above except for the three months ended June 30, 2022. Accordingly, our diluted loss per share calculation for these periods were equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Potentially dilutive shares excluded as anti-dilutive	2,429	3,325	2,605	3,932
Weighted-average price per share	$63.16	$59.47	$61.84	$57.07

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

	June 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$132,629	$—	$132,629	$—
U.S. government and federal agency securities	11,702	11,702	—	—
Total short-term investments	144,331	11,702	132,629	—

Investments:
Non-qualified supplemental savings plan	15,594	15,594	—	—
Debt securities	3,524	—	—	3,524
Equity investment in ADNOC Drilling	147,786	147,786	—	—
Debt security investment in Galileo	33,000	—	—	33,000
Total investments	199,904	163,380	—	36,524

Liabilities
Contingent consideration	$3,996	$—	$—	$3,996

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$192,950	$—	$192,950	$—
U.S. government and federal agency securities	5,750	5,750	—	—
Total short-term investments	198,700	5,750	192,950	—

Investments:
Non-qualified supplemental savings plan	18,221	18,221	—	—
Equity and debt securities	14,358	13,858	—	500
Cornerstone investment in ADNOC Drilling	100,000	100,000	—	—
Total investments	132,579	132,079	—	500

Liabilities
Contingent consideration	$2,996	$—	$—	$2,996

Short-term Investments Short-term investments include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Unaudited Condensed Consolidated Statements of Operations. The securities are recorded at fair value. Level 1 inputs include U.S. agency issued debt securities with active markets and money market funds. For these items, quoted current market prices are readily available. Level 2 inputs included corporate bonds measured using broker quotations that utilize observable market inputs.
Long-term Investments Our long-term investments include debt and equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan") and are recorded within Investments on our Unaudited Condensed Consolidated Balance Sheets. Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs. During the three months ended June 30, 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2.
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and considered a Level 3 input based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Assets at beginning of period	$3,500	$500	$500	$500
Additions	33,024	—	36,024	—
Assets at end of period	$36,524	$500	$36,524	$500
During the three months ended June 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. For the three months ended June 30, 2022, we recorded a gain of $2.7 million related to this investment, which included a $0.5 million gain recognized upon the sale of our investment and a $2.2 million gain related to valuation adjustments. This activity is reported in Gain (loss) on investment securities in our Unaudited Condensed Consolidated Statement of Operations. This investment was classified as Level 1 and based on the quoted stock price.
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling's IPO was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange (ADX). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the three and nine months ended June 30, 2022, we recognized a gain (loss) of $(17.0) million and $47.8 million, respectively, in our Unaudited Condensed Consolidated Statement of Operations. As of June 30, 2022, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange. During the three months ended June 30, 2022, we also received dividends in the amount of $3.2 million as a result of this investment.
Contingent Consideration Our financial liabilities measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019 and certain consulting services. The contingent considerations are recorded in Accrued Liabilities and Other Noncurrent Liabilities in the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of milestone achievements. The following table reconciles changes in the fair value of our Level 3 liabilities for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Liabilities at beginning of period	$2,996	$8,973	$2,996	$9,123
Additions	1,000	—	1,500	—
Total gains or losses:
Included in earnings	—	823	(250)	923
Settlements [1]	—	—	(250)	(250)
Liabilities at end of period	$3,996	$9,796	$3,996	$9,796
(1)Settlements represent earnout payments that have been paid or earned during the period.

Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these nonfinancial assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired. These assets generally include property, plant and equipment, goodwill, intangible assets, and operating lease right-of-use assets. If measured at fair value in the Unaudited Condensed Consolidated Balance Sheets, these would generally be classified within Level 2 or 3 of the fair value hierarchy. Further details on any changes in valuation of these assets is provided in their respective footnotes.
We also hold various other equity securities without readily determinable fair values. These equity securities are measured at cost, less any impairments, on a nonrecurring basis. As of June 30, 2022 and June 30, 2021, the aggregate balance of these equity securities was $14.1 million and $2.9 million, respectively. During the three and nine months ended June 30, 2022, we did not record any impairments on these investments.
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Assets at beginning of period	$13,990	$1,000	$2,865	$—
Additions	62	1,865	11,187	2,865
Assets at end of period	$14,052	$2,865	$14,052	$2,865
Geothermal Investments
As of June 30, 2022 and September 30, 2021 the aggregate balance of our debt and equity security investments in geothermal energy was $17.0 million and $2.7 million, respectively. All of our geothermal investments are considered a Level 3 input based on the absence of market activity. These investments include assets measured on both a recurring and nonrecurring basis.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivables, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at June 30, 2022 and September 30, 2021.
The following information presents the supplemental fair value information for our current and long-term fixed-rate debt at June 30, 2022 and September 30, 2021:

(in millions)	June 30, 2022	September 30, 2021
Current portion of long-term debt, net[1]
Carrying value	$—	$483.5
Fair value	—	541.6

Long-term debt, net
Carrying value	542.3	542.0
Fair value	472.8	554.3
(1)On October 27, 2021 we redeemed the outstanding 2025 Notes. See Note 6—Debt.
The fair values of the current and long-term fixed-rate debt is based on broker quotes as of June 30, 2022 and September 30, 2021.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 13 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2022, we had purchase commitments for equipment, parts and supplies of approximately $106.6 million.
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
In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In February 2022, trial began in the matter and the jury reached a verdict against HPIDC and our employee for approximately $126.0 million, including interest. In March 2022, the court entered a judgment consistent with the findings of the jury. In April 2022, the Company and its insurers filed post-trial motions, none of which were granted by the trial judge. However, on June 23, 2022, Plaintiffs' counsel filed a Voluntary Remittitur with the trial court, which formally reduced the verdict to $60.0 million. The Company and its insurers are currently filing motions to appeal the judgement. Accordingly, the Company cannot make an estimate of the possible loss at this time. As of June 30, 2022, we have accrued a total of $3.0 million, and currently have incurred some expense, mainly legal fees, against the insurance deductible. At this time, we believe our insurance policies will be responsive to the amounts over our $3.0 million insurance deductible and that foreseeable exposures to the Company exceeding the deductible will be recovered through insurance. Accordingly, we do not believe this exposure will exceed our insurance coverage limits.
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
Summarized financial information of our reportable segments for the three and nine months ended June 30, 2022 and 2021 is shown in the following tables:

	Three Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$486,004	$32,701	$29,118	$2,410	$—	$550,233
Intersegment	—	—	—	14,725	(14,725)	—
Total sales	486,004	32,701	29,118	17,135	(14,725)	550,233

Segment operating income (loss)	57,353	5,872	(6,550)	1,965	(2,140)	56,500

	Three Months Ended June 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$281,132	$33,364	$15,278	$2,439	$—	$332,213
Intersegment	—	—	—	9,379	(9,379)	—
Total sales	281,132	33,364	15,278	11,818	(9,379)	332,213

Segment operating income (loss)	(43,743)	5,707	(3,538)	(4,670)	(3,298)	(49,542)

	Nine Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,235,852	$91,162	$93,699	$6,899	$—	$1,427,612
Intersegment	—	—	—	41,577	(41,577)	—
Total sales	1,235,852	91,162	93,699	48,476	(41,577)	1,427,612

Segment operating income (loss)	29,757	16,616	651	9,061	(5,453)	50,632

	Nine Months Ended June 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$733,061	$94,911	$40,609	$6,180	$—	$874,761
Intersegment	—	—	—	25,181	(25,181)	—
Total sales	733,061	94,911	40,609	31,361	(25,181)	874,761

Segment operating income (loss)	(226,505)	11,427	(15,353)	(1,631)	(8,857)	(240,919)
The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Segment operating income (loss)	$56,500	$(49,542)	$50,632	$(240,919)
Gain on reimbursement of drilling equipment	9,895	4,268	21,597	10,207
Other gain (loss) on sale of assets	3,075	(834)	2,762	(12,952)
Corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges	(35,748)	(31,259)	(106,497)	(87,849)
Operating income (loss) from continuing operations	33,722	(77,367)	(31,506)	(331,513)
Other income (expense)
Interest and dividend income	5,313	1,527	11,301	8,225
Interest expense	(4,372)	(5,963)	(14,876)	(17,861)
Gain (loss) on investment securities	(14,310)	2,409	55,684	7,853
Loss on extinguishment of debt	—	—	(60,083)	—
Other	(1,148)	(970)	(2,166)	(3,027)
Total unallocated amounts	(14,517)	(2,997)	(10,140)	(4,810)
Income (loss) from continuing operations before income taxes	$19,205	$(80,364)	$(41,646)	$(336,323)
The following table reconciles segment total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2022	September 30, 2021
Total assets [1]
North America Solutions	$3,407,213	$3,418,569
Offshore Gulf of Mexico	79,483	84,580
International Solutions	333,776	269,820
Other	113,342	95,398
	3,933,814	3,868,367
Investments and corporate operations	388,796	1,165,761
	$4,322,610	$5,034,128
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating revenues
United States	$520,446	$316,315	$1,331,728	$832,516
Argentina	18,615	7,999	63,216	16,532
Bahrain	2,338	6,979	14,797	21,449
United Arab Emirates	2,188	—	3,711	990
Colombia	5,977	300	11,974	1,674
Other Foreign	669	620	2,186	1,600
Total	$550,233	$332,213	$1,427,612	$874,761
Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans, objectives of management for future operations, contract terms, and financing and funding are forward-looking statements. In addition, forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.
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
•contracting of our rigs and actions by current or potential customers;
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
•global economic conditions, such as a general slowdown in the global economy and inflationary pressures, and their impact on the Company;
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
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2021 Annual Report on Form 10-K under Part I, Item 1A— “Risk Factors,” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2022, our drilling rig fleet included a total of 271 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 236 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 28 rigs as of June 30, 2022. At the close of the third quarter of fiscal year 2022, we had 188 contracted rigs, of which 122 were under a fixed-term contract and 66 were working well-to-well, compared to 137 contracted rigs at September 30, 2021. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and take advantage of future opportunities.

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
The technical requirements of drilling longer lateral unconventional shale wells often necessitate the use of rigs that are commonly referred to in the industry as super-spec rigs and have the following specific characteristics: AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
There is a strong customer preference for super-spec rigs not only due to the higher rig specifications that enable more technical drilling but also due to the drilling efficiencies gained in utilizing a super-spec rig. As a result, there has been a structural decline in the use of non-super-spec rigs across the industry. We are the largest provider of super-spec rigs in the industry and accordingly we believe we are well positioned to respond to various market conditions.
Historically there has been a strong correlation between crude oil and natural gas prices and the demand for drilling rigs with the rig count increasing and decreasing with the up and down movements in the commodity prices. However, beginning in 2021, rig activity has not moved in tandem with crude oil prices to the same extent it had historically as a large portion of our customers instituted a more disciplined approach to their operations and capital spending in order to enhance their own financial returns. Those customers established capital budgets based upon commodity price assumptions for the upcoming year and adhered to them, not adjusting activity plans as commodity prices moved.
The capital budgets for calendar year 2022 established by our customers were done so in a higher crude oil price environment compared to the prior year, resulting in a higher level of capital spending and activity in calendar year 2022 compared to calendar year 2021. In the U.S., this caused the demand for super-spec rigs to continue to strengthen. Despite this increased demand for super-spec rigs there is still idle super-spec rig capacity in the market; however, much of that idle capacity represents rigs that have not been active during the preceding two years and in some cases even longer. Consequently, there are additional costs that would be incurred to bring those long-idled rigs back into working condition, which resulted in upward pricing for super-spec rigs. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig fleet, and automation technology resulted in an improvement in our underlying contract economics. We believe these improvements will likely continue in the coming quarters as an increasing number of our rigs are re-priced at higher rates.
Our North America Solutions active rig count has more than tripled from COVID pandemic lows of 47 rigs in August 2020 to 175 rigs at June 30, 2022. Considering our disciplined approach to deploying capital and maintaining our fiscal year 2022 capital budget of $250 to $270 million, and given the current market dynamics, we expect our active count to reach 176 in the fourth fiscal quarter of fiscal year 2022. Looking beyond our fiscal year 2022 into fiscal 2023, we do expect further increases in our rig count as customers reset their capital budgets for calendar 2023 using higher commodity price assumptions than were used for calendar 2022 capital budgets.. While H&P stands ready to respond to the future demand for its super-spec rigs, we will do so by applying the same disciplined approach, focusing on financial returns. That said, the market for our rigs and others like them in the industry will likely remain tight as supply-chain challenges and labor constraints experienced across the energy industry may inhibit the industry’s ability overall to supply a significant quantity of super-specs rigs. As a result of increased customer demand and limited competitive supply we expect the momentum of the upward pressure on pricing to continue into fiscal 2023.
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. While we do not expect much activity change in our Offshore Gulf of Mexico segment, we do expect margin improvements based on recent rate increases. Regarding our International Solutions segment, we see opportunities for improvement in activity and the related corresponding margin improvement, but those will likely occur on a more extended timeline compared to what we have experienced in the North America Solutions segment.

Recent Developments
Investments in Geothermal Energy
During the nine months ended June 30, 2022, we made an additional $14.3 million in geothermal energy investments consisting of both debt and equity securities. Investments were made in four separate companies that are pursuing technological concepts to make unconventional geothermal energy a viable economic renewable energy source. These companies are developing an enhanced geothermal system ("EGS") and closed loop concepts. The EGS concept uses horizontal drilling, induced permeability, and fiber optic sensing. The closed loop concepts use multilateral wellbores, proprietary working fluid, or coaxial pipe configurations. All of these concepts are designed to harvest geothermal heat to create carbon-free, baseload energy. Our aggregate balance of investments in geothermal energy companies was $17.0 million at June 30, 2022.
Investment in ADNOC Drilling
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling's IPO was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange (ADX). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the three and nine months ended June 30, 2022, we recognized a gain (loss) of $(17.0) million and $47.8 million, respectively, in our Unaudited Condensed Consolidated Statement of Operations. As of June 30, 2022, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange. During the three months ended June 30, 2022, we also received dividends in the amount of $3.2 million as a result of this investment.
Investment in Galileo Technologies
During the three months ended June 30, 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2 ("Galileo Parent"). Two of our Directors are independent directors of Galileo Parent. Neither Director has a direct or indirect material interest in the transaction.
Pension Plan Lump-sum Distribution
During March 2022, the Company's domestic noncontributory defined benefit pension plan was amended to include a limited lump sum distribution option and a special eligibility window to be available to certain participants. During the period beginning on May 2, 2022 and ending on June 30, 2022, these participants could elect the limited lump sum distribution, to be paid in August 2022. As a result, we estimate additional one time pension settlement charges in the range of $7.0 to $9.0 million to be incurred during the fourth fiscal quarter of 2022.

Contract Backlog
As of June 30, 2022 and September 30, 2021, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $862.2 million and $572.0 million, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The increase in backlog at June 30, 2022 from September 30, 2021 is primarily due to an increase in the number of fixed term drilling contracts executed. Approximately 60.7 percent of the June 30, 2022 total backlog is reasonably expected to be fulfilled in fiscal year 2023 and thereafter.
The following table sets forth the total backlog by reportable segment as of June 30, 2022 and September 30, 2021, and the percentage of the June 30, 2022 backlog reasonably expected to be fulfilled in fiscal year 2023 and thereafter:

(in millions)	June 30, 2022	September 30, 2021	Percentage Reasonably Expected to be Filled in Fiscal Year 2023 and Thereafter
North America Solutions	$628.8	$429.6	53.2%
Offshore Gulf of Mexico	6.6	17.2	4.5
International Solutions	226.8	125.2	83.3
	$862.2	$572.0
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

Results of Operations for the Three Months Ended June 30, 2022 and 2021
Consolidated Results of Operations
Net Income (Loss) We reported income from continuing operations of $17.5 million ($0.16 per diluted share) on operating revenues of $550.2 million for the three months ended June 30, 2022 compared to a loss from continuing operations of $56.7 million ($0.53 loss per diluted share) on operating revenues of $332.2 million for the three months ended June 30, 2021. Included in net income for the three months ended June 30, 2022 is income of $0.3 million (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded net income of $17.8 million ($0.16 per diluted share) for the three months ended June 30, 2022 compared to a net loss of $55.6 million ($0.52 loss per diluted share) for the three months ended June 30, 2021.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $44.9 million during the three months ended June 30, 2022 compared to $41.7 million during the three months ended June 30, 2021. The $3.2 million increase in fiscal year 2022 compared to the same period in fiscal year 2021 is primarily due to increases in labor and IT infrastructure expense.
Asset Impairment Charge During the three months ended June 30, 2022, we reported no asset impairment charges compared to an impairment charge of $2.1 million for the three months ended June 30, 2021 as three Domestic non super-spec rigs were reclassified as assets held-for sale and the book values of these rigs were written down to their fair value less cost to sell of $0.4 million.
Loss on Investment Securities During the three months ended June 30, 2022, we recognized an aggregate net loss of $14.3 million on investment securities. This loss was primarily comprised of a $17.0 million loss on our equity investment in ADNOC Drilling caused by a decrease in the fair market value of the stock. In September 2021, the Company made a cornerstone equity investment consisting of 159.7 million shares for $100.0 million as part of ADNOC Drilling's initial public offering. This investment is subject to a three-year lock-up period. During the three months ended June 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. For the three months ended June 30, 2022, we recorded a gain of $2.7 million related to this investment, which included a $0.5 million gain recognized upon the sale of our investment and a $2.2 million gain related to valuation adjustments.

Income Taxes We had income tax expense of $1.7 million for the three months ended June 30, 2022 (which includes discrete tax expense of approximately $6.5 million primarily related to an increase in our deferred state income tax rate and return to provision adjustments) compared to an income tax benefit of $23.7 million for the three months ended June 30, 2021 (which includes discrete tax benefits of approximately $5.8 million related to a decrease in our deferred state income tax rate and return to provision adjustments). Our statutory federal income tax rate for fiscal year 2022 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$486,004	$281,132	72.9
Direct operating expenses	318,400	206,172	54.4
Depreciation and amortization	93,612	96,997	(3.5)
Research and development	6,545	5,605	16.8
Selling, general and administrative expense	10,069	12,583	(20.0)
Asset impairment charge	—	2,130	(100.0)
Restructuring charges	25	1,388	(98.2)
Segment operating income (loss)	$57,353	$(43,743)	(231.1)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	167,604	74,960	123.6
Revenue days[3]	15,796	10,854	45.5
Average active rigs[4]	174	119	46.2
Number of active rigs at the end of period[5]	175	121	44.6
Number of available rigs at the end of period	236	242	(2.5)
Reimbursements of "out-of-pocket" expenses	$67,218	$33,282	102.0

(1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
(2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
(3)Defined as the number of contractual days we recognized revenue for during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (e.g. 91 days for the three months ended June 30, 2022 and 2021).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues  Operating revenues were $486.0 million and $281.1 million in the three months ended June 30, 2022 and 2021, respectively. The 72.9 percent increase in operating revenue is primarily due to a 45.5 percent increase in activity levels and higher pricing levels.
Direct Operating Expenses Direct operating expenses increased to $318.4 million during the three months ended June 30, 2022 as compared to $206.2 million during the three months ended June 30, 2021. The increase in direct operating expense was due to higher activity levels and an increase in field wages in December of 2021.
Depreciation and Amortization Depreciation and amortization decreased to $93.6 million during the three months ended June 30, 2022 as compared to $97.0 million during the three months ended June 30, 2021. The decrease was primarily attributable to the termination of depreciation on six rigs located in the U.S. that were included in the ADNOC sale during the fourth quarter of fiscal year 2021 coupled with ongoing relatively low levels of capital expenditures.
Asset Impairment Charge During the three months ended June 30, 2022, we reported no asset impairment charge, compared to an impairment charge of $2.1 million for the three months ended June 30, 2021 as three Domestic non super-spec rigs were reclassified as assets held-for sale and the book values of these rigs were written down to their fair value less cost to sell of $0.4 million.

Offshore Gulf of Mexico

	Three Months Ended June 30,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$32,701	$33,364	(2.0)
Direct operating expenses	23,922	24,127	(0.8)
Depreciation	2,328	2,938	(20.8)
Selling, general and administrative expense	579	592	(2.2)
Segment operating income	$5,872	$5,707	2.9

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	8,779	9,237	(5.0)
Revenue days[3]	364	364	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,219	$8,342	(13.5)
(1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
(2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
(3)Defined as the number of contractual days we recognized revenue for during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (e.g. 91 days for the three months ended June 30, 2022 and 2021).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $32.7 million and $33.4 million in the three months ended June 30, 2022 and 2021, respectively. The 2.0 percent decrease was primarily driven by the mix of rigs working at full rates as compared to being on lower standby or mobilization rates as well as a $1.1 million decrease in reimbursable expenses.
Direct Operating Expenses Direct operating expenses decreased to $23.9 million during the three months ended June 30, 2022 as compared to $24.1 million during the three months ended June 30, 2021. The decrease was primarily driven by the factors described above.

International Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$29,118	$15,278	90.6
Direct operating expenses	32,364	16,690	93.9
Depreciation	1,175	573	105.1
Selling, general and administrative expense	2,129	1,346	58.2
Restructuring charges	—	207	(100.0)
Segment operating loss	$(6,550)	$(3,538)	85.1

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	(3,246)	(1,412)	129.9
Revenue days[3]	718	488	47.1
Average active rigs[4]	8	5	60.0
Number of active rigs at the end of period[5]	9	6	50.0
Number of available rigs at the end of period	28	32	(12.5)
Reimbursements of "out-of-pocket" expenses	$699	$1,152	(39.3)
(1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
(2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
(3)Defined as the number of contractual days we recognized revenue for during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (e.g. 91 days for the three months ended June 30, 2022 and 2021).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $29.1 million during the three months ended June 30, 2022 as compared to $15.3 million during the three months ended June 30, 2021. The change was primarily driven by a 47.1 percent increase in activity as well as the mix of rigs working.
Direct Operating Expenses Direct operating expenses increased to $32.4 million during the three months ended June 30, 2022 as compared to $16.7 million during the three months ended June 30, 2021. This increase was primarily driven by the factors described above.
Selling, General and Administrative Expense We recognized a $0.8 million increase in selling, general and administrative costs during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by higher compensation expense due to an increase in sales personnel.
Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2022	2021	% Change
Operating revenues	$17,135	$11,818	45.0
Direct operating expenses	14,690	15,865	(7.4)
Depreciation	480	357	34.5
Research and development	—	5	(100.0)
Selling, general and administrative expense	—	261	(100.0)
Operating income (loss)	$1,965	$(4,670)	(142.1)
Operating Revenues On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the three months ended June 30, 2022 and 2021 amounted to $14.7 million and $9.4 million, respectively, which were eliminated upon consolidation.

Direct Operating Expenses Direct operating costs consisted primarily of $3.1 million and $6.0 million in adjustments to accruals for estimated losses allocated to the Captives and rig casualty insurance premiums of $9.4 million and $5.6 million during the three months ended June 30, 2022 and 2021, respectively. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Nine Months Ended June 30, 2022 and 2021
Consolidated Results of Operations
Net Loss We reported a loss from continuing operations of $38.5 million ($0.37 loss per diluted share) on operating revenues of $1.4 billion for the nine months ended June 30, 2022 compared to a loss from continuing operations of $257.9 million ($2.40 loss per diluted share) on operating revenues of $0.9 billion for the nine months ended June 30, 2021. Included in the net loss for the nine months ended June 30, 2022 is a loss of $0.1 million (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded a net loss of $38.6 million ($0.37 loss per diluted share) for the nine months ended June 30, 2022 compared to a net loss of $247.0 million ($2.30 loss per diluted share) for the nine months ended June 30, 2021.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $135.7 million during the nine months ended June 30, 2022 compared to $120.4 million during the nine months ended June 30, 2021. The $15.3 million increase in fiscal year 2022 compared to the same period in fiscal year 2021 is primarily due to increases in professional services fees, IT infrastructure spending and labor expense.
Asset Impairment Charge During the nine months ended June 30, 2022, we identified various assets that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of these assets was $5.4 million and were written down to their estimated fair value less cost to sell of $1.0 million, resulting in a non-cash impairment charge of $4.4 million, within our North America Solutions and International Solutions segment. The impairment charge was recorded in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2022. During the nine months ended June 30, 2021, we undertook a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as spares, which resulted in an impairment charge of $56.4 million for the nine months ended June 30, 2021.
Gain on Investment Securities During the nine months ended June 30, 2022 we recognized an aggregate gain of $55.7 million on investment securities. This gain was primarily comprised of a $47.8 million gain on our equity investment in ADNOC Drilling caused by an increase in the fair market value of the stock. In September 2021, the Company made a cornerstone equity investment consisting of 159.7 million shares for $100.0 million as part of ADNOC Drilling's initial public offering. This investment is subject to a three-year lock-up period. Additionally, during the nine months ended June 30, 2022 we recognized a gain of $8.2 million on our equity investment in Schlumberger, Ltd.
Loss on Extinguishment of Debt On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the nine months ended June 30, 2022.
Restructuring Charges During the nine months ended June 30, 2022 and 2021, we incurred $0.8 million and $3.9 million, respectively, in restructuring charges. The charges incurred during the nine months ended June 30, 2021 included $0.9 million in one-time severance benefits paid to employees who were voluntarily or involuntarily terminated coupled with charges of $3.0 million related to the relocation of the Houston assembly facility and the downsizing of storage yard facilities.
Income Taxes We had an income tax benefit of $3.2 million for the nine months ended June 30, 2022 (which includes a discrete tax expense of $10.0 million primarily related to an increase in our deferred state income tax rate, return to provision adjustments and equity compensation) compared to an income tax benefit of $78.4 million (which includes a discrete tax benefit of approximately $1.9 million primarily related to a decrease in our deferred state income tax rate and equity compensation) for the nine months ended June 30, 2021. Our statutory federal income tax rate for fiscal year 2022 is 21.0 percent (before incremental state and foreign taxes).

North America Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$1,235,852	$733,061	68.6
Direct operating expenses	869,365	549,322	58.3
Depreciation and amortization	283,050	297,238	(4.8)
Research and development	19,533	16,400	19.1
Selling, general and administrative expense	31,781	37,223	(14.6)
Asset impairment charge	1,868	56,414	(96.7)
Restructuring charges	498	2,969	(83.2)
Segment operating income (loss)	$29,757	$(226,505)	(113.1)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	366,487	183,739	99.5
Revenue days[3]	43,494	27,770	56.6
Average active rigs[4]	159	102	55.9
Number of active rigs at the end of period[5]	175	121	44.6
Number of available rigs at the end of period	236	242	(2.5)
Reimbursements of "out-of-pocket" expenses	$157,010	$79,361	97.8
(1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
(2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
(3)Defined as the number of contractual days we recognized revenue for during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (e.g. 273 days for the nine months ended June 30, 2022 and 2021).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues  Operating revenues were $1.2 billion and $0.7 billion during the nine months ended June 30, 2022 and 2021, respectively. The 68.6 percent increase in operating revenue is primarily due to a 56.6 percent increase in activity levels and higher pricing levels, partially offset by a decrease in early termination revenue. For the nine months ended June 30, 2022, we reported $0.2 million in early termination revenue associated with term contracts compared to $5.8 million during the same period of fiscal year 2021.
Direct Operating Expenses Direct operating expenses increased to $869.4 million during the nine months ended June 30, 2022 as compared to $549.3 million during the nine months ended June 30, 2021. The increase in direct operating expense was primarily due to higher activity levels and higher rig recommissioning expenses.
Depreciation and Amortization Depreciation and amortization decreased to $283.1 million during the nine months ended June 30, 2022 as compared to $297.2 million during the nine months ended June 30, 2021. The decrease was primarily attributable to the termination of depreciation on six rigs located in the U.S. that were included in the ADNOC sale during the fourth quarter of fiscal year 2021 coupled with ongoing relatively low levels of capital expenditures.
Asset Impairment Charge During the first quarter of fiscal year 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of these assets of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million during the nine months ended June 30, 2022 in the Unaudited Condensed Consolidated Statement of Operations. During the nine months ended June 30, 2021, we undertook a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as spares, which resulted in an impairment charge of $56.4 million for the nine months ended June 30, 2021.
Restructuring Charges During the nine months ended June 30, 2022 and 2021, we incurred $0.5 million and $3.0 million in restructuring charges respectively. The restructuring charges during the nine months ended June 30, 2021 primarily related to the relocation of the Houston assembly facility and the downsizing of storage yard facilities.

Offshore Gulf of Mexico

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$91,162	$94,911	(4.0)
Direct operating expenses	65,517	73,452	(10.8)
Depreciation	7,109	8,137	(12.6)
Selling, general and administrative expense	1,920	1,895	1.3
Segment operating income	$16,616	$11,427	45.4

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	25,645	21,459	19.5
Revenue days[3]	1,092	1,184	(7.8)
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$19,103	$21,403	(10.7)
(1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
(2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
(3)Defined as the number of contractual days we recognized revenue for during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (e.g. 273 days for the nine months ended June 30, 2022 and 2021).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $91.2 million and $94.9 million in the nine months ended June 30, 2022 and 2021, respectively. The 4.0 percent decrease was primarily driven by lower reimbursable expenses and the mix of rigs working at full rates as compared to being on lower standby or mobilization rates.
Direct Operating Expenses Direct operating expenses decreased to $65.5 million during the nine months ended June 30, 2021 as compared to $73.5 million during the nine months ended June 30, 2021. The decrease was primarily driven by a favorable adjustment in self-insurance liabilities related to prior period claims as well as the factors described above.

International Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$93,699	$40,609	130.7
Direct operating expenses	81,666	50,931	60.3
Depreciation	2,979	1,361	118.9
Selling, general and administrative expense	5,908	3,463	70.6
Asset impairment charge	2,495	—	100.0
Restructuring charges	—	207	(100.0)
Segment operating income (loss)	$651	$(15,353)	(104.2)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	12,033	(10,322)	(216.6)
Revenue days[3]	2,010	1,229	63.5
Average active rigs[4]	7	5	40.0
Number of active rigs at the end of period[5]	9	6	50.0
Number of available rigs at the end of period	28	32	(12.5)
Reimbursements of "out-of-pocket" expenses	$3,368	$5,324	(36.7)
(1)These operating metrics and financial data, including average active rigs, are provided to allow investors to analyze the various components of segment financial results in terms of activity, utilization and other key results. Management uses these metrics to analyze historical segment financial results and as the key inputs for forecasting and budgeting segment financial results.
(2)Direct margin, which is considered a non-GAAP metric, is defined as operating revenues less direct operating expenses and is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. See — Non-GAAP Measurements below for a reconciliation of segment operating income (loss) to direct margin.
(3)Defined as the number of contractual days we recognized revenue for during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (e.g. 273 days for the nine months ended June 30, 2022 and 2021).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $93.7 million during the nine months ended June 30, 2022 as compared to $40.6 million during the nine months ended June 30, 2021. The change was primarily driven by a 63.5 percent increase in activity as well as the settlement of a contractual dispute that was recognized in operating revenues during the nine months ended June 30, 2022. Refer to Note 9—Revenue from Contracts with Customers for additional details. For the nine months ended June 30, 2022, we reported $0.5 million in early termination revenue associated with term contracts compared to $1.9 million during the same period of fiscal year 2021.
Direct Operating Expenses Direct operating expenses increased to $81.7 million during the nine months ended June 30, 2022 as compared to $50.9 million during the nine months ended June 30, 2021. This increase was primarily driven by higher activity levels partially offset by fixed cost leverage.
Selling, General and Administrative Expense We recognized a $2.4 million increase in selling, general and administrative costs during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. This increase was primarily driven by primarily driven by higher compensation expense due to an increase in sales personnel.
Asset Impairment Charge During the first quarter of fiscal year 2022, we identified two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell these rigs we recognized a non-cash impairment charge of $2.5 million during the nine months ended June 30, 2022 in the Unaudited Condensed Consolidated Statement of Operations, as the aggregate net book value of $3.4 million exceeded the fair value less estimated cost to sell of $0.9 million.

Other Operations
Results of our other operations, excluding corporate restructuring charges, corporate selling, general and administrative costs and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2022	2021	% Change
Operating revenues	$48,476	$31,361	54.6
Direct operating expenses	37,288	30,837	20.9
Depreciation	1,195	1,075	11.2
Research and development	—	127	(100.0)
Selling, general and administrative expense	932	953	(2.2)
Operating income (loss)	$9,061	$(1,631)	(655.5)
Operating Revenues On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the nine months ended June 30, 2022 and 2021 amounted to $41.6 million and $25.2 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating costs consisted primarily of $2.7 million and $8.8 million in adjustments to accruals for estimated losses allocated to the Captives and rig casualty insurance premiums of $26.2 million and $13.1 million during the nine months ended June 30, 2022 and 2021, respectively. The decrease in estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments.  Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties—International Solutions Drilling Risks.
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
Cash Flows
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the revenue we receive under those contracts, the efficiency with which we operate our drilling rigs, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures. As our revenues increase, operating net working capital is typically a use of capital, while conversely, as our revenues decrease, operating net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins or cash flows as we have been able to more than offset these cumulative cost trends with rate increases.

As of June 30, 2022, we had $188.7 million of cash and cash equivalents on hand and $144.3 million of short-term investments. Our cash flows for the nine months ended June 30, 2022 and 2021 are presented below:

	Nine Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$116,641	$89,821
Investing activities	(123,146)	(119,752)
Financing activities	(707,622)	(84,944)
Net decrease in cash and cash equivalents and restricted cash	$(714,127)	$(114,875)
Operating Activities
Our operating net working capital (non-GAAP) as of June 30, 2022 and September 30, 2021 is presented below:

	June 30,	September 30,
(in thousands)	2022	2021
Total current assets	$946,158	$1,586,566
Less:
Cash and cash equivalents	188,663	917,534
Short-term investments	144,331	198,700
Assets held-for-sale	25,604	71,453
	587,560	398,879

Total current liabilities	401,276	866,306
Less:
Dividends payable	26,693	27,332
Current portion of long-term debt, net	—	483,486
Advance payment for sale of property, plant and equipment	35,281	86,524
	$339,302	$268,964

Operating net working capital (non-GAAP)	$248,258	$129,915
Cash flows provided by operating activities were approximately $116.6 million and $89.8 million for the nine months ended June 30, 2022 and 2021, respectively. The change in cash provided by operating activities is primarily driven by higher activity and rates, partially offset by changes in working capital. For the nine months ended June 30, 2022, working capital was a source of cash. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable, short-term debt and advance payments for sale of property, plant and equipment. Operating net working capital was $248.3 million as of June 30, 2022 compared to $129.9 million as of September 30, 2021. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers. The sequential increase in operating net working capital was primarily driven by higher rig activity and seasonal payments of annual incentive compensation and ad valorem taxes. Included in accounts receivable as of June 30, 2022 was $27.9 million of income tax receivables, a portion of which we expect to collect before the end of calendar year 2022.
Investing Activities
Capital Expenditures Our capital expenditures during the nine months ended June 30, 2022 were $175.0 million compared to $49.2 million during the nine months ended June 30, 2021. The increase is driven by higher activity and spending on walking rig conversions.
Purchase (Sales) of Short-Term Investments Our net sales of short-term investments during the nine months ended June 30, 2022 were $(52.4) million compared to net purchases of $95.0 million during the nine months ended June 30, 2021. The change is driven by our ongoing liquidity management.

Purchase of Long-Term Investments Our net purchases of long-term investments during the nine months ended June 30, 2022 were $25.2 million compared to $2.3 million during the nine months ended June 30, 2021. The increase is driven by our $33.0 million cornerstone investment in a convertible note in Galileo Holdco 2, in addition to purchases of geothermal investments, offset by the $22.0 million of proceeds received from the liquidation of our remaining equity securities in Schlumberger, Ltd. during the nine months ended June 30, 2022.
Sale of Assets Our proceeds from asset sales during the nine months ended June 30, 2022 were $50.3 million compared to proceeds of $26.8 million during the nine months ended June 30, 2021. The increase in proceeds is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe. The increase is also attributable to the sale of our casing running and trucking assets that occurred during the nine months ended June 30, 2022.
Financing Activities
Dividends We paid dividends of $0.75 per share during both the nine months ended June 30, 2022 and 2021. Total dividends paid were $80.7 million and $81.8 million during the nine months ended June 30, 2022 and 2021, respectively. A cash dividend of $0.25 per share was declared on May 31, 2022 for shareholders of record on August 17, 2022, payable on September 1, 2022. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Redemption of 4.65% Senior Notes due 2025 On October 27, 2021, we redeemed all of the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. As a result, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.
Repurchase of Shares We have an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the nine months ended June 30, 2022, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million, which are held as treasury shares. There were no purchases of common shares during the nine months ended June 30, 2021.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the consolidated financial statements in our 2021 Annual Report on Form 10-K.
As of June 30, 2022, we had four separate bi-lateral credit facilities with banks with an aggregate outstanding balance of $33.8 million.
As of June 30, 2022, we also had a $20.0 million unsecured standalone line of credit facility, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $20.0 million, $5.8 million of financial guarantees were outstanding as of June 30, 2022.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2022, we were in compliance with all debt covenants, and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2022.

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
On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the nine months ended June 30, 2021.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2022 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels.  If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at June 30, 2022 and matures on September 29, 2031.
As of June 30, 2022, we had a $527.5 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At June 30, 2022, we had $4.6 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long-term debt to total capitalization ratio was 16.8 percent and 15.9 percent at June 30, 2022 and September 30, 2021, respectively. For additional information regarding debt agreements, refer to Note 6—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2021.

Material Commitments
Material commitments as reported in our 2021 Annual Report on Form 10-K have not changed significantly at June 30, 2022, other than those disclosed in Note 6—Debt and Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$57,353	$5,872	$(6,550)
Add back:
Depreciation and amortization	93,612	2,328	1,175
Research and development	6,545	—	—
Selling, general and administrative expense	10,069	579	2,129
Restructuring charges	25	—	—
Direct margin (Non-GAAP)	$167,604	$8,779	$(3,246)

	Three Months Ended June 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(43,743)	$5,707	$(3,538)
Add back:
Depreciation and amortization	96,997	2,938	573
Research and development	5,605	—	—
Selling, general and administrative expense	12,583	592	1,346
Asset impairment charge	2,130	—	—
Restructuring charges	1,388	—	207
Direct margin (Non-GAAP)	$74,960	$9,237	$(1,412)

	Nine Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$29,757	$16,616	$651
Add back:
Depreciation and amortization	283,050	7,109	2,979
Research and development	19,533	—	—
Selling, general and administrative expense	31,781	1,920	5,908
Asset impairment charge	1,868	—	2,495
Restructuring charges	498	—	—
Direct margin (Non-GAAP)	$366,487	$25,645	$12,033

	Nine Months Ended June 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(226,505)	$11,427	$(15,353)
Add back:
Depreciation and amortization	297,238	8,137	1,361
Research and development	16,400	—	—
Selling, general and administrative expense	37,223	1,895	3,463
Asset impairment charge	56,414	—	—
Restructuring charges	2,969	—	207
Direct Margin (Non-GAAP)	$183,739	$21,459	$(10,322)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see
•Note 12—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•Part II, Item 7A— "Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K filed with the SEC on November 18, 2021;
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on June 2, 2021, SEC File No. 001‑04221).
10.1	Amendment to Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the 2020 Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan, dated June 6, 2022.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2022, filed on July 27, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 27, 2022	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	July 27, 2022	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)