Form 10-K
period 2022-09-30
Helmerich & Payne, Inc.
filed 2022-11-17
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
At March 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non‑affiliates was approximately $4.50 billion based on the closing price of such stock on the New York Stock Exchange on such date of $42.78.
Number of shares of common stock outstanding at November 9, 2022: 105,394,298
Portions of the Registrant’s 2023 Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2023 are incorporated by reference into Part III of this Form 10‑K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10‑K relates.

2022 FORM 10-K | 2

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K (“Form 10‑K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, contract terms, and financing and funding are forward-looking statements. In addition, forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

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
•changes in future levels of drilling activity and capital expenditures by our customers, whether as a result of global capital markets and liquidity, changes in prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs, or increase our capital expenditures and the construction, upgrade or acquisition of rigs;
•the ongoing effect and impact of public health crises, such as the coronavirus ("COVID-19") pandemic;
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
•global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, and inflationary pressures, and their impact on the Company;
2022 FORM 10-K | 3

•our financial condition and liquidity;
•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•potential impacts on our business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns;
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

Business and Operating Risks

•the level of activity in the oil and natural gas industry;
•global economic conditions and volatility in oil and gas prices;
•the drilling services and solutions business is highly competitive;
•new technologies may cause our drilling methods and equipment to become less competitive;
•our drilling and technology-related operations are subject to a number of operational risks, and we are not fully insured against all of these risks;
•cybersecurity risks;
•risks associated with our acquisitions, dispositions and investments;
•the impact of technology disputes;
•the effect of unexpected events;
•our reliance on management and competition for experienced personnel;
•the effect of the loss of one or a number of our large customers;
•our current backlog of drilling services and solutions revenue may not be ultimately realized;
•risks associated with our contracts with national oil companies;
•fixed costs may not decline in proportion to decreases in rig utilization and dayrates;
•shortages of drilling equipment and supplies;
•unionization efforts and labor regulations in certain countries in which we operate;
2022 FORM 10-K | 4

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
•credit, market and interest rate risks may negatively impact the value of our marketable securities;
•our inability to generate cash to service all of our indebtedness;
•the impact of the replacement of the London Interbank Offered Rate ("LIBOR") with an alternative rate on outstanding debt;
Legal and Regulatory Risks

•the impact of the regulation of greenhouse gases and climate change;
•the impact of new legislation and regulatory initiatives related to hydraulic fracturing or other aspects of the oil and gas industry;
•risks related to our statements and disclosures regarding our sustainability goals and initiatives;
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
•certain provisions of our corporate governing documents could make an acquisition of our company more difficult; and
•the effect of public and investor sentiment towards climate change, fossil fuels and other environmental, social and governance ("ESG") matters on our cost of capital and the price of our common stock.
2022 FORM 10-K | 5

PART I

ITEM 1. BUSINESS

Overview
Helmerich & Payne, Inc. ("H&P," which, together with its subsidiaries, is identified as the “Company,” “we,” “us” or “our,” except where stated or the context requires otherwise) was incorporated under the laws of the State of Delaware on February 3, 1940 and is successor to a business originally organized in 1920. We provide performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. We are an important partner for a number of oil and gas exploration and production companies, but we focus primarily on the drilling segment of the oil and gas production value chain. Our technology services focus on developing, promoting and commercializing technologies designed to improve the efficiency and accuracy of drilling operations, as well as wellbore quality and placement.
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions.  Our North America Solutions operations are primarily located in Texas, but traditionally also operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center containing approximately 366,000 leasable square feet and approximately 176 acres of undeveloped real estate. Our research and development endeavors include both internal development and external acquisition of developing technologies. Our wholly-owned captive insurance companies (the “Captives”) are primarily used to insure the deductibles for our workers’ compensation, general liability, automobile liability, rig property and a medical stop-loss program. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other."
2022 FORM 10-K | 6

Drilling Fleet

The following map shows the number of available rigs by basin in our North America Solutions reportable segment as of September 30, 2022:
The following table sets forth certain information concerning our North America Solutions drilling rigs as of September 30, 2022:

NORTH AMERICA SOLUTIONS FLEET
Location	Super-Spec FlexRig®[1]		Non Super-Spec FlexRig®[2]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
TX	132	96	3	—	135	96
NM	40	34	—	—	40	34
OK	21	13	1	—	22	13
LA	11	9	—	—	11	9
ND	11	10	—	—	11	10
PA	5	4	—	—	5	4
CO	1	1	2	2	3	3
WV	3	3	—	—	3	3
UT	3	3	—	—	3	3
OH	2	—	—	—	2	—
WY	1	1	—	—	1	1
Totals	230	174	6	2	236	176
(1)AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
(2)AC drive, 1,500 horsepower drawworks, 500,000 or 750,000 lbs. hookload rating, 5,000 or 7,500 psi mud circulating system, may or may not have multiple-well pad capability.
2022 FORM 10-K | 7

The following table sets forth certain information concerning our Offshore Gulf of Mexico drilling rigs as of September 30, 2022:

OFFSHORE GULF OF MEXICO FLEET
Location	Shallow Water[1]		Deep Water[1]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Louisiana[2]	3	—	—	—	3	—
Gulf of Mexico	1	1	3	3	4	4
Totals	4	1	3	3	7	4
(1)Deep water rigs operate on floating facilities and shallow water rigs operate on fixed facilities.
(2)Rigs are idle, stacked on land and not in state waters.

The following table sets forth certain information concerning our International Solutions drilling rigs as of September 30, 2022:

INTERNATIONAL SOLUTIONS FLEET
Location	AC (FlexRig® 3)[1]		AC (FlexRig® 4)[2]		Other AC		SCR[3]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Argentina	12	8	4	—	—	—	4	—	20	8
Colombia	2	—	—	—	1	1	2	2	5	3
Bahrain	—	—	3	1	—	—	—	—	3	1
Totals	14	8	7	1	1	1	6	2	28	12
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
We did not have any individual customers that represented 10% or more of our total consolidated revenues in fiscal years 2022, 2021, or 2020.
2022 FORM 10-K | 8

The following table presents operating statistics for the fiscal years 2022, 2021, and 2020:

	Year Ended September 30,
	North America Solutions			Offshore Gulf of Mexico			International Solutions
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Revenue days[1]	59,672	39,199	49,003	1,460	1,552	1,922	3,036	1,815	4,605
Average active rigs[2]	163	107	134	4	4	5	8	5	13
Number of active rigs at the end of period[3]	176	127	69	4	4	5	12	6	5
Number of available rigs at the end of period	236	236	262	7	7	8	28	30	32
(1)Defined as the number of contractual days we recognized revenue during the period.
(2)Active rigs generate revenue for the Company; accordingly 'average active rigs' represents the average number of rigs generating revenue during the applicable period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 365 days). This includes the impact of downsizing our fleet and/or rigs that have been reclassified to assets held-for-sale. See Note 4—Property, Plant and Equipment to our Consolidated Financial Statements.
(3)Defined as the number of rigs generating revenue at the applicable end date of the time period.

Our Segments
North America Solutions Segment
We believe we operate the largest and most technologically advanced AC drive drilling rig fleet in North America and have a presence in most of the U.S. shale and unconventional basins. We have the leading market share in at least three of the most active oil basins, which include the Permian Basin, Eagle Ford Shale, and Woodford Shale. Nearly all of our active rigs are capable of drilling horizontal or directional wells. As of September 30, 2022, we had approximately 22 percent of the total market share in U.S. land drilling and approximately 34 percent of the super-spec market share in U.S. land drilling. In the United States, we have the industry's largest super-spec fleet with 230 rigs, of which 174 were under contract at September 30, 2022. In total, 176 of our 236 marketed rigs were active under contract, 119 were under fixed‑term contracts, and 57 were working well-to-well as of September 30, 2022.
Our drilling technology within this segment enables a solutions-based approach that provides performance-driven drilling services designed to help deliver greater levels of drilling efficiency, accuracy, consistency, optimization and a reduction of human error to create higher quality wellbores with lower overall risk. This technology is intended to address our customers' unique challenges based upon their goals and desired outcomes which will often vary from well to well, basin to basin.
Our North America Solutions segment contributed approximately 86.8 percent ($1.8 billion) of our consolidated operating revenues during fiscal year 2022, compared to approximately 84.2 percent ($1.0 billion) and 83.1 percent ($1.5 billion) of our consolidated operating revenues during fiscal years 2021 and 2020, respectively. In North America, our customers are primarily from the major integrated oil companies, large independent oil companies, small cap oil companies and private independent companies (including private equity-backed companies). Revenue from drilling services performed for our largest North America Solutions drilling customer totaled approximately 7.9 percent ($141.0 million) of the North America Solutions segment revenues during fiscal year 2022.
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
As of September 30, 2022, four of the seven offshore rigs were under contract. Our Offshore Gulf of Mexico operations contributed approximately 6.1 percent ($125.5 million) of our consolidated operating revenues during fiscal year 2022, compared to approximately 10.4 percent ($126.4 million) and 8.1 percent ($143.1 million) of our consolidated operating revenues during fiscal years 2021 and 2020, respectively. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 76.6 percent ($96.1 million) of offshore revenues during fiscal year 2022.
2022 FORM 10-K | 9

International Solutions Segment
Our International Solutions segment primarily conducts operations in Argentina, Colombia, Bahrain and U.A.E. As of September 30, 2022, we had twelve land rigs contracted for work in locations outside of the United States. Our International Solutions operations contributed approximately 6.6 percent ($136.1 million) of our consolidated operating revenues during fiscal year 2022, compared to approximately 4.8 percent ($57.9 million) and 8.1 percent ($144.2 million) of our consolidated operating revenues during fiscal years 2021 and 2020, respectively.
Argentina As of September 30, 2022, we had 20 available rigs in Argentina. Revenues generated by Argentine drilling operations contributed approximately 4.4 percent ($91.4 million) of our consolidated operating revenues during fiscal year 2022 compared to approximately 2.3 percent ($27.9 million) and 4.8 percent ($84.4 million) of our consolidated operating revenues during fiscal years 2021 and 2020, respectively. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 3.5 percent of our consolidated operating revenues and approximately 53.3 percent of our international operating revenues during fiscal year 2022. The Argentine drilling contracts are primarily with large international or national oil companies.
Colombia As of September 30, 2022, we had five available rigs in Colombia. Revenues generated by Colombian drilling operations contributed approximately 1.1 percent ($22.0 million) of our consolidated operating revenues in fiscal year 2022, compared to approximately 0.1 percent ($1.7 million) and 0.4 percent ($6.4 million) of our consolidated operating revenues during fiscal years 2021 and 2020, respectively. Revenues from drilling services performed for our two largest customers in Colombia totaled approximately 1.1 percent of our consolidated operating revenues and approximately 16.2 percent of our international operating revenues during fiscal year 2022. The Colombian drilling contracts are primarily with large international or national oil companies.
Bahrain As of September 30, 2022, we had three available rigs in Bahrain.  Revenues generated by Bahrain drilling operations contributed approximately 0.8 percent ($17.0 million) of our consolidated operating revenues in fiscal year 2022, compared to approximately 2.3 percent ($27.4 million) and 1.6 percent ($28.7 million) of our consolidated operating revenues during fiscal years 2021 and 2020, respectively.  All of our revenues in Bahrain are from a partner of the local national oil company.
United Arab Emirates During the year ended September 30, 2022, our operations in U.A.E. consisted of services provided to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling"), primarily in the form of secondment labor, as part of the strategic alliance that was announced in September 2021. H&P's alliance with ADNOC Drilling includes several accretive projects, in addition to general consulting services, that leverage H&P's expertise and technologies to help deliver more competitive well completion times, greater drilling efficiencies, and improved well economics. Currently, H&P does not own any drilling rigs within U.A.E.
Other Operations
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
The Company's incubator program includes the activity related to new research and development projects.
Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other" within our segment disclosures.
2022 FORM 10-K | 10

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
We also changed our pricing and contracting strategy, and beginning in 2005, predominantly all new FlexRig® drilling rigs were built, supported by a firm contract, and generated attractive returns. To date, we have built over 200 FlexRig® rigs that align with this strategy. An important part of our strategy was to design a rig that could support continuous improvement through upgrade capability of the hardware and software on the rigs to take advantage of technology improvements and lengthening the industry rig replacement cycle. These upgrades included, but were not limited to, enhanced drilling control systems and software, skid and walking systems for drilling multiple well pads, 7,500 psi mud systems, set back capacity to accommodate the pipe that the longer laterals demanded, and additional mud system capacity.
In 2011, we introduced a FlexRig® design for long lateral drilling of multiple wells from a single location and for drilling horizontally in unconventional shale reservoirs. The new design preserved the key performance features of earlier designs but added a bi-directional skidding system and equipment capacities suitable for drilling long lateral wells.
In 2016, we saw the further progression of longer lateral wells, which brought additional technical challenges. At that time, we began delivering rigs to the market that were equipped and capable of drilling these longer lateral wells. The industry would later refer to these rigs as super-spec rigs, which have the following specific characteristics: AC drive, minimum 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability. Additionally, our competency in design and construction as well as our financial strength enabled us to efficiently upgrade our other existing rigs to super-spec, resulting in what we believe to be the largest fleet of super-spec rigs in the world. As a result of these investments, today the vast majority of our current domestic fleet is comprised of super spec rigs. As of September 30, 2022, we had a total of 234 super-spec rigs.
In 2017, we introduced our first walking rig by reconfiguring some of our uni-directional skid designed FlexRig® drilling rigs. Since then, we have reconfigured, converted, and upgraded a total of 59 FlexRig® drilling rigs to super-spec walking rigs.
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
2022 FORM 10-K | 11

We continue to see adoption and growth with our technologically enabled automation solutions. We designed our automation solutions to address challenges within our customers’ businesses as much of the drilling process is heavily dependent on human decision making to design, execute and optimize crude oil and natural gas extraction. Utilizing these technologies, we are able to deploy a more data driven solution compared to human decisions and execution, thereby reducing variability and the costs around achieving optimal outcomes. These solutions are designed to continue to help provide differentiated value for our customers through enhanced wellbore quality and placement, improved cost performance and well economics, and better consistency at reduced risk. Our automation focused solutions and applications are enabled by our uniform digital fleet and are designed to provide additional value to our customers' well programs by providing a platform for machine-human collaboration during the drilling process to improve efficiency. Our path to autonomous drilling continues to evolve with several solutions in various stages of commercial testing. All of our technologies play an important role in developing our strategy as we head towards autonomous drilling.
We have historically offered ancillary services, which are now referred to as FlexServices®. These services include trucking, surface equipment, casing running services and pipe rental. During the first quarter of fiscal year 2022, we sold the assets associated with two lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenues during fiscal year 2021, in two separate transactions. The sale of our trucking services assets was completed on November 3, 2021 while the sale of our casing running services assets was completed on November 15, 2021, for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million. During the year ended September 30, 2022 we recognized $1.1 million in earnout proceeds associated with the sale of our trucking services assets within Other (Gain) Loss on Sale of Assets on the Consolidated Statements of Operations.
Markets and Competition
Our business largely depends on the level of capital spending by oil and gas companies for exploration and production activities. The level of capital spending has traditionally been correlated to oil and gas prices. Oil and gas prices can be volatile at times depending upon both near and long-term supply and demand factors. Sustained increases or decreases in the prices of oil and natural gas generally have a material impact on the exploration and production activities of our customers. As such, significant declines in the prices of oil and natural gas may have a material adverse effect on our business, financial condition and results of operations.  As of September 30, 2022, we had 192 active rigs under contract, compared to 137 and 79 rigs under contract as of September 30, 2021 and 2020, respectively. For further information concerning risks associated with our business, including volatility surrounding oil and natural gas prices and the impact of low oil prices on our business, see Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10‑K.
Our industry is highly competitive, and we strive to differentiate our services based upon the quality of our FlexRig® drilling rigs and our engineering design expertise, operational efficiency, software technologies, and safety and environmental awareness. The number of available rigs generally exceeds demand in many of our markets, resulting in significant price competition. We compete against many drilling companies, some of whom are present in more than one of our operating regions. In the United States, we compete with Nabors Industries Ltd., Patterson-UTI Energy, Inc., Precision Drilling Corporation, and many other competitors with regional operations. Internationally, we compete directly with various contractors at each location where we operate. In the Gulf of Mexico platform rig market, we primarily compete with Nabors Industries Ltd. and Blake International Rigs, LLC.
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
Each drilling rig operates under a separate drilling contract and, in some instances, these contracts are part of an over-arching term agreement known as a FlexPool. These agreements are with a limited number of customers that operate multiple rigs, often times across multiple basins in the U.S. Under the FlexPool agreements, customers enter into a fixed term contract covering a minimum amount of drilling days, utilizing a minimum number of drilling rigs and have the flexibility to employ more or fewer rigs as long as the minimum number of rigs (outlined in the agreement) is maintained. If any provisions are violated, as in a customer operating below the minimum number of rigs, early termination payments may apply.
2022 FORM 10-K | 12

Daywork Contracts
Daywork contracts are contracts under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. During fiscal year 2022, a majority of our drilling services were performed on a “daywork” contract basis.
Performance-based Contracts
Performance-based contracts are contracts pursuant to which we are compensated based upon our performance against a mutually agreed upon set of predetermined targets. These contract types are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. For example, some performance targets are set based upon days to drill a well or the number of lateral feet drilled in zone per day. We often use our automated technology solutions to assist in achieving the performance targets. The risks associated with these contracts relate to the failure to reach the agreed upon performance targets. If we do not meet these targets, we will not receive additional compensation above what we have received utilizing a "daywork" contract. Based on our operational track record throughout fiscal year 2022 and drilling expertise, our performance-based contracts have produced a positive risk-reward outcome. We are seeing a growing adoption of performance contracts by our customers and we expect this trend to continue.
Contract Backlog
As of September 30, 2022 and 2021, our drilling contract backlog was $1.2 billion and $0.6 billion, respectively. Approximately 30.8 percent of the September 30, 2022 backlog is reasonably expected to be fulfilled in fiscal year 2024 and thereafter. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations — Contract Backlog" included in this Form 10-K for additional information pertaining to backlog.
Employees
As of September 30, 2022, we had approximately 7,000 employees within the United States and approximately 1,000 employees in our international operations. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be robust. None of our U.S. employees are represented by a union. However, some of our international employees are unionized.
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
Talent Attraction & Retention
Our recruiting practices and decisions on whom we hire are among our most important activities. Our Workforce Staffing team provides full staffing services to enable consistent staffing levels on our rigs. This team sources, hires, onboards, trains, assigns and reassigns rig-based employees. In downturn years, we maintain relationships with former employees and prioritize recalling our most experienced people for field positions. In addition, we utilize social media, local job fairs, employee referral bonuses, and educational organizations across the United States to find diverse, motivated and responsible employees.
2022 FORM 10-K | 13

Education and Training
We are committed to the continual training and development of our employees, especially of those in field operations, to help ensure we can develop future managers and leaders from within our organization. Our training starts with on-boarding procedures that focus on safety, responsibility, ethical conduct and inclusive teamwork.
H&P’s strong commitment to our employees’ growth is demonstrated through our formal organizational development team, which oversees talent management, training and development. In addition to career and safety training efforts, the team creates, manages and implements enhancements to development and succession plans, change management initiatives and diversity, equity and inclusion ("DE&I") programs. The three training programs include:
•Introduction to Diversity, Equity, and Inclusion and Traits of Inclusive Teams;
•Unconscious Bias and Microaggressions; and
•Allyship and Privilege.
These three courses take employees through an exploratory and educational journey to discover how unique perspectives and curiosity can create an environment to understand, welcome, respect, and value one another.
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
•Short Service Employee Training - specialized training program that is a continuation of New Employment Introduction basics and is intended to provide the technical on-the-job training guided by a mentor.
•Ethics and Compliance Training – comprised of several specific training programs, including Code of Conduct, Insider Trading, Anti-Discrimination & Harassment, Data Privacy, Trade Compliance, and Anti-Corruption.
•Change Champions Training - teaches employees to solve complex problems using structured processes, tools and data to drive results while emphasizing leadership and public speaking.
•Leadership Series Training - accessible online to all leaders and covers a variety of topics related to leading The H&P Way.
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
Safety Leadership
For more than 20 years, H&P measured safety success the same way other companies in our industry did – the absence of OSHA recordable injuries and declining total recordable injury rates ("TRIR"). We now believe that measuring safety in this manner can be destructive to management’s efforts to build trust with field employees. We have redefined safety success as the Control and Removal of Exposures (C.A.R.E.) for self and others and encourage employees to report near miss incidents with serious, life-altering or fatal injury potential, identifying and reporting serious injury exposures for which employees are personally recognized and rewarded monetarily for exemplifying our Actively C.A.R.E culture. We believe trust is key to organizational health, as well as safety and operational success.
2022 FORM 10-K | 14

SIF Strategy
We are committed to controlling and removing SIF exposures at any H&P rig or facility. We continue to track traditional safety metrics, such as TRIR, to be responsive to customer requests and industry benchmarking, but do not use these metrics as the foundation for our safety culture. H&P data shows that only a small portion of OSHA recordable incidents provide value in preventing potential serious injuries. Incidents that do not result in an injury, but have the potential for a serious injury or fatality provide many more learning opportunities for preventing future serious injuries or fatalities. Based on this data we have a proportionate response approach to incident investigations and corrective actions. Priority is given to those incidents that have the potential to cause a serious injury or fatality. Our safety success at H&P will be based on key performance indicators related to the removal of SIF exposures, such as SIF Potential and SIF Mitigated rates. Our vision for the future of safety at H&P will be guided by these principles.
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
We have indemnification agreements with many of our customers and we also maintain liability and other forms of insurance. In general, our drilling contracts contain provisions requiring our customers to indemnify us for, among other things, well control events and reservoir damage. However, our contractual rights to indemnification may be unenforceable or limited due to negligent or willful acts by us, or subcontractors and/or suppliers or by reason of state anti-indemnity laws. Our customers and other third parties may also dispute these indemnification provisions, or we may be unable to transfer these risks to our drilling customers or other third parties by contract or indemnification agreements.
We insure working land rigs and related equipment at values that approximate the current replacement costs on the inception date of the policies. However, we self-insure large deductibles under these policies. We also carry insurance with varying deductibles and coverage limits with respect to stacked rigs, offshore platform rigs, and “named wind storm” risk in the Gulf of Mexico.
2022 FORM 10-K | 15

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
• currency conversion and repatriation;
•global anti-corruption laws; and
•government sanctions and embargo listing.
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
The Occupational Health and Safety Act (“OSHSA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OHSA hazard communication standard, the Environmental Protection Agency community right-to-know regulations under Title III of CERCLA, the Emergency Planning and Community Right-to-Know Act and similar state statutes and local regulations require that information be maintained about hazardous materials used in our operations and that this information be provided to employees, state and local governments, emergency responders and citizens.
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
2022 FORM 10-K | 16

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
We are also subject to regulation by numerous other regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. In addition, we are subject to certain requirements to contribute to retirement funds or other benefit plans, and laws in some jurisdictions may require payment of statutorily calculated amounts to employees upon termination of employment.
We monitor our compliance with applicable governmental rules and regulations in each country of operation. We have made and will continue to make the required expenditures to comply with current and future regulatory requirements. We do not anticipate that compliance with currently applicable rules and regulations and required controls will significantly change our competitive position, capital spending or earnings during fiscal year 2023. We believe we are materially compliant with applicable rules and regulations and, to date, the cost of such compliance has not been material to our business or financial condition. However, future events such as additional laws and regulations, changes in existing laws and regulations or their interpretation or more vigorous enforcement policies of regulatory agencies, may require additional expenditures by us, which may be material. Specifically, the expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Accordingly, there can be no assurance that we will not incur significant compliance costs in the future. See Item 1A— “Risk Factors — Failure to comply with or changes to governmental and environmental laws could adversely affect our business.”
Sustainability

    H&P has helped its customers supply energy for more than a century, and we continue to innovate and improve the ways in which we can provide energy safely, reliably, and efficiently. The Company continues to evolve and refine its comprehensive sustainability strategy rooted in our core value to "do the right thing," as discussed above. Our sustainability strategy uses data to better understand our impacts in areas like emissions, diversity, and safety. Additional information on our sustainability strategy and programs can be obtained by reviewing our Sustainability Reports and related information, located on our website.
Available Information
Our website is located at www.helmerichpayne.com. Annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, earnings releases, and financial statements are made available free of charge on the investor relations section of our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission ("SEC"). The information contained on our website, or accessible from our website, including our Sustainability Reports and related information, is not incorporated into, and should not be considered part of, this Form 10‑K or any other documents we file with, or furnish to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Annual reports, quarterly reports, current reports, amendments to those reports, earnings releases, financial statements and our various corporate governance documents are also available free of charge upon written request.
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
2022 FORM 10-K | 17

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

BUSINESS AND OPERATING RISKS

Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the current and expected price of oil and natural gas as well as the volatility in those prices and other factors.

Our business depends on the conditions of the land and offshore oil and natural gas industry. Demand for our services and the rates we are able to charge for such services depend on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by trends in oil and natural gas prices and market expectations regarding such prices. The sharp decline in oil prices resulting from the COVID-19 pandemic and the activities of OPEC+ caused a significant decline in both drilling activity and prices for our services in fiscal year 2020. While crude oil prices have stabilized and increased and our rig count has continued to recover, our rig activity has still not reached the level it was at prior to these events and these events therefore continue to have a material adverse effect on our business, financial condition and results of operations. Oil prices are particularly sensitive to actual and perceived threats to geopolitical stability and to changes in production from OPEC+ member states. For example, the ongoing conflict, and the continuation of, or any increase in the severity of, the conflict between Russia and Ukraine, has led and may continue to lead to an increase in the volatility of global oil and gas prices, which could have a corresponding negative impact on the capital expenditure of oil and gas companies as a result of the higher perceived risk.
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
•local and international political, economic, health and weather conditions, especially in oil and natural gas producing countries, including, for example, the impacts of local and international pandemics and other disasters;
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
•political and military conflicts, hostilities or perceived hostilities in oil producing regions or other geographical areas or acts of terrorism in the United States or elsewhere;
•technological advances that are related to oil and natural gas recovery or that affect the global demand for energy;
•the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower carbon economy;
2022 FORM 10-K | 18

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
Concerns over global economic conditions, energy costs, geopolitical issues, supply chain disruptions, inflation, the availability and cost of credit have contributed to increased economic uncertainty. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on exploration and development drilling. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

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
We periodically seek to increase the prices on our services to offset rising costs, earn returns on our capital investment and otherwise generate higher returns for our stockholders. However, we operate in a very competitive industry and we are not always successful in raising or maintaining our existing prices. From time to time we are able to increase our prices, but we may not be able to do so at a rate that is sufficient to offset rising costs. The inability to maintain our pricing and to increase our pricing as costs increase to offset rising costs and capital expenditures could adversely affect our rig utilization and profit margins.
Following periods of downturn in our industry, there may be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, rebound. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2022, 79 of our available rigs were not under contract.
2022 FORM 10-K | 19

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
2022 FORM 10-K | 20

Our Offshore Gulf of Mexico operations are also subject to potentially significant risks and liabilities attributable to or resulting from adverse environmental conditions, including pollution of offshore waters and related negative impact on wildlife and habitat, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Our Offshore Gulf of Mexico operations may also be negatively affected by a blowout or an uncontrolled release of oil or hazardous substances by third parties whose offshore operations are unrelated to our operations. We operate several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis, which may increase in frequency and severity as a result of climate change. See below “— The physical effects of climate change and the regulation of greenhouse gases and climate change could have a negative impact on our business.” Damage caused by high winds and turbulent seas could potentially curtail operations on our platform rigs for significant periods of time until the damage can be repaired. Moreover, we may experience disruptions in operations due to damage to customer platforms and other related facilities in the area. We also lease a fabrication facility near the Houston, Texas ship channel, and our principal fabricator and other vendors are also located in the gulf coast region and could be exposed to damage or disruption by hurricanes and other extreme weather conditions, including coastal flooding, which in turn could result in increased operating costs or decreases in revenues and adversely affect our business, financial condition and results of operations.
It is customary in our business to have mutual indemnification agreements with customers on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel, subcontractors, and property. In general, our drilling contracts contain provisions requiring our customers to indemnify us for, among other things, well control events and reservoir damage. However, our contractual rights to indemnification may be unenforceable or limited due to negligent or willful acts by us, our subcontractors and/or suppliers. Additionally, certain states, including Texas, New Mexico, Wyoming, and Louisiana, have enacted statutes generally referred to as "oilfield anti-indemnity acts," which expressly limit certain indemnity agreements contained in or related to indemnification in contracts, and could expose the Company to financial loss. Furthermore, other states may enact similar oilfield anti-indemnity acts.
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
Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyberattacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, ransomware attacks, denial-of-service attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, employee or insider error, interruptions in communication, loss of our intellectual property or theft of our FlexRig® and other sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. In 2021, the Company introduced full-time or part-time remote work as a permanent option for select employees. A significant number of our office employees work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents. Furthermore, geopolitical tensions or conflicts, such as Russia's invasion of Ukraine, may further heighten the risk of cybersecurity attacks.
2022 FORM 10-K | 21

Cybersecurity incidents involving our own systems or those of our third-party vendors, could:
•disrupt our rig operations including operational technologies as well as our corporate information technology systems,
•negatively impact our ability to compete,
•enable the theft or misappropriation of funds,
•cause the loss, corruption or misappropriation of proprietary or confidential information,
•expose us to litigation, regulatory action, and potential liability, and
•result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.
It is possible that our business, financial and other systems, as well as those of our third-party vendors, could be compromised, which could go unnoticed for a prolonged period of time. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely on face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber incident or attack could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.

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
•any acquisitions would be successfully integrated into our operations and internal controls, including those related to financial reporting, disclosure and cyber and information security;
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
We have allocated a portion of the purchase price of certain acquisitions to goodwill and other intangible assets. The amount allocated to goodwill is the excess of the purchase price over the net identifiable assets acquired. At September 30, 2022, we had goodwill of $45.7 million and other intangible assets, net of $67.2 million. If we experience future negative changes in our business climate or our results of operations such that we determine that goodwill or intangible assets are impaired, we will be required to record impairment charges with respect to such assets.
2022 FORM 10-K | 22

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
Unexpected or unanticipated events, including, without limitation, computer system disruptions, unplanned power outages, fires or explosions at drilling rigs, natural disasters such as hurricanes and tornadoes (occurrences of which may increase in frequency and severity as a result of climate change), war or terrorist activities, supply disruptions, failure of equipment, changes in laws and/or regulations impacting our businesses, pandemic illness and other unforeseeable circumstances that may arise from our increasingly connected world or otherwise, could adversely affect our business.  It is not possible for us to predict the occurrence or consequence of any such events. However, any such events could create unforeseen liabilities, reduce our ability to provide drilling and related technology services, reduce demand for our services, or make it more difficult or costly to provide services, any of which may ultimately have a material adverse effect on our business, financial condition and results of operations.

Reliance on management and competition for experienced personnel may negatively impact our operations or financial results.
We greatly depend on the efforts of our executive officers and other key employees to manage our operations. Similarly, we utilize highly skilled personnel in operating and supporting our businesses and in developing new technologies. In times of high utilization, it can be difficult to find and retain qualified individuals and, during the recent period of sustained declines in oil and natural gas prices, there have been reductions in the oil field services workforce, both of which have resulted and may in the future result in higher labor costs. We may also face a loss of workers and labor shortages as a result of requirements and enforcement of other COVID-19 regulations in jurisdictions where we operate. The loss of members of management or the inability to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, disability, or death, could have a detrimental effect on us.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
In fiscal year 2022, we received approximately 45.5 percent of our consolidated operating revenues from our ten largest drilling services and solutions customers and approximately 19.0 percent of our consolidated operating revenues from our three largest customers (including their affiliates). If one or more of our larger customers terminated their contracts, failed to renew existing contracts with us, or refused to award us with new contracts, it could have a material adverse effect on our business, financial condition and results of operations. Further, consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment.

Fixed‑term drilling contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, under certain limited circumstances, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even if an early termination payment is owed to us, a customer may be unable or may refuse to pay the early termination payment. We also may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, such as depressed market conditions. As of September 30, 2022, our drilling services backlog was approximately $1.2 billion for future revenues under firm commitments. Our drilling services backlog may decline over time as existing contract term coverage may not be offset by new term contracts or price modifications for existing contracts, as a result of any number of factors, such as low or declining oil prices and capital spending reductions by our customers. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse impact on our business, financial condition and results of operations.
2022 FORM 10-K | 23

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
The drilling services and solutions business is highly cyclical. During periods of increased demand for drilling services and solutions and periods of supply chain disruption, delays in delivery and shortages of drilling equipment and supplies can occur and it may take longer for our vendors to service drilling components. Additionally, suppliers may seek to increase prices for equipment, supplies, and services, which we are unable to pass through to our customers, either due to contractual obligations or market constraints in the drilling services and solutions business. Further, certain key rig components, parts and equipment are also either purchased from, fabricated or serviced by a limited number of vendors, which, in some cases, may be thinly capitalized and disproportionately affected by any loss of business, downturn in the energy industry, supply chain disruptions, or reduction or availability of credit. A number of disruptions and delays across the global supply chain have occurred in recent years, which have created delays in servicing key components, and a tightening of supplies and shortages in a number of areas, ranging from basic raw materials to semiconductors, and increasing costs, and we expect such disruptions and delays could continue in the near term and possibly beyond. To date, as an industry leader, we have effectively managed these delays, disruptions, and shortages by engaging in near and long-term demand planning with multiple vendors who provide and service key rig components, parts and equipment. However, if we are not able to effectively manage these disruptions and delays in the future, they could have a material adverse effect on our business, financial condition and results of operations.

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
2022 FORM 10-K | 24

The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and fear of such events have adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Other effects of the pandemic include and may continue to include, significant volatility and disruption of the global financial markets; continued volatility of crude oil prices and related uncertainties around OPEC+ production; disruption of our operations, including suspension of drilling activities; impact to costs; loss of workers; labor shortages; supply chain disruptions or equipment shortages; logistics constraints; customer demand for our services and industry demand generally; capital spending by oil and gas companies; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. Such public health crises, pandemics and epidemics are continuously evolving and the extent to which our business operations and financial results continue to be affected depends on various factors beyond our control, such as the duration, severity and sustained geographic resurgence of the COVID-19 virus; the emergence, severity and spread of new variants of the virus; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

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
South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability.  From time to time, these risks have impacted our business.  For example, in Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos.  The Argentine branch of one of our second-tier subsidiaries then remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. Argentina also has a history of implementing currency controls, which restrict the conversion and repatriation of U.S. dollars, including controls implemented from September 2019 through 2022. As a result of these currency controls, our ability to remit funds from our Argentine subsidiary to its U.S. parent has been limited. Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments.  Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. For fiscal year 2022, we recognized aggregate foreign currency losses of $5.4 million in Argentina. Our aggregate foreign currency losses across all of our operations for fiscal years 2022 and 2021 were $5.9 million and $5.3 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.
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
2022 FORM 10-K | 25

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
We evaluate our drilling rigs and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Lower utilization and dayrates adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates may result in the recognition of impairment charges if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of an asset group may not be recoverable. Drilling rigs in our fleet may become impaired in the future if oil and gas prices decline or remain low for a prolonged period of time or if market conditions deteriorate or if we restructure our drilling fleet. For example, in fiscal years 2022 and 2021, we recognized impairment charges of $4.4 million and $70.9 million, respectively, related to tangible assets and equipment. If we experience future negative changes in our business climate such that we determine that one or more of our asset groups are impaired, we will be required to record additional impairment charges with respect to such asset groups.
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
From time to time, we may need to access capital markets to obtain financing. Our ability to access capital markets for financing could be limited by oil and gas prices, our existing capital structure, our credit ratings, the state of the economy, the health or market perceptions of the drilling and overall oil and gas industry, the liquidity of the capital markets and other factors. Many of the factors that affect our ability to access capital markets are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.

Our marketable securities may lose significant value due to credit, market and interest rate risks.
The value of our marketable securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as global health crises and political instability. A significant loss in value of our investments would negatively impact our debt ratio and financial strength.
2022 FORM 10-K | 26

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

The replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to phase out LIBOR as a benchmark. The FCA ceased publication of U.S. dollar LIBOR on December 31, 2021 in the case of one week and two month U.S. dollar LIBOR tenors and intends to phase out LIBOR for all other U.S. dollar tenors immediately after June 30, 2023. The U.S. Federal Reserve (the "Federal Reserve") advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve recommended the use of the Secured Overnight Financing Rate ("SOFR"), a new index, calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. On March 8, 2022, we entered into the second amendment to the 2018 Credit Facility, which, among other things, replaced provisions in respect of interest rate determinations that were based on LIBOR with provisions based on SOFR.
Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Using SOFR could make borrowing more expensive because it lacks a credit component, which could cause lenders to increase spreads to price for this uncertainty. Additionally, in a crisis, borrowers may hold excess liquidity if SOFR does not spike to reflect conditions, which may create issues for bank liquidity, adversely impacting borrowers. The market transition away from LIBOR to an alternative reference rate is complex and overall financial markets may be disrupted as a result of the phase-out. The availability and cost of our borrowings and interest expense related to outstanding floating-rate debt due to the adoption of SOFR or other alternative benchmark rates or a broader market disruption caused by the phase-out of LIBOR could have an adverse effect on our financial condition, results of operations and cash flows.

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
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the United States is currently a member of the “Paris Agreement” that requires member countries to review and “represent a progression” in their intended nationally determined GHG contributions, which set GHG emission reduction goals every five years beginning in 2020.
2022 FORM 10-K | 27

The aim of the Paris Agreement is to hold the increase in the average global temperature to well below 2ºC (3.6ºF) above pre-industrial levels with efforts to limit the rise to 1.5ºC (2.7ºF) to protect against the more severe consequences of climate change forecasted by scientific studies. These consequences include increased coastal flooding, droughts and associated wildfires, heavy precipitation events, stresses on water supply and agriculture, increased poverty, and negative impacts on health. In connection with the decision to adopt the Paris Agreement, the Intergovernmental Panel on Climate Change (the “IPCC”) prepared a special report focused on the impacts of an increase in the average global temperature of 1.5ºC above pre-industrial levels and related GHG emission pathways. The 2018 IPCC Report concludes that the measures set forth in the Paris Agreement are insufficient and that more aggressive targets and measures will be needed. The 2018 IPCC Report indicates that GHGs must be reduced from 2010 levels by 45 percent by 2030 and 100 percent by 2050 to prevent global warming of 1.5ºC above pre-industrial levels. The IPCC's 2021 Report focusing on the physical science basis of climate change further concluded that an immediate and large-scale reduction in GHG emissions is necessary to limit global warming to 1.5ºC above pre-industrial levels.
It is not possible at this time to predict the timing and effect of climate change or whether additional GHG legislation, regulations or other measures will be adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely based on the findings set forth in the 2018 and 2021 IPCC Reports and any such future laws and regulations could result in increased compliance costs, additional operating restrictions or affect the demand for our customers' products and, accordingly, our services. In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. As a result, we or our customers may become subject to court orders compelling a reduction of GHG emissions or requiring mitigation of the effects of climate change. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris Agreement, and several U.S. cities have committed to advance the objectives of the Paris Agreement at the state or local level as well. If we are unable to recover or pass through a significant level of our costs or are required to change our practices related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. An increased focus by the public on the reduction of GHG emissions as well as the results of the physical impacts of climate change could affect the demand for our customers’ products and have a negative effect on our business.

The federal government and certain state governments have enacted, and are expected to continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. For example, the Inflation Reduction Act ("IRA") of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. Also, in 2022, California mandated that all new passenger cars and light trucks sold in the state be electric vehicles or other emissions-free models by 2035. If these future laws and regulations result in customers reducing their production of oil and gas, they could ultimately have an adverse effect on our business and prospects.
Beyond financial and regulatory impacts, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers, which could result in more frequent and severe disruptions to our business and those of our customers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. See above “—Our drilling and technology related operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.”
2022 FORM 10-K | 28

New legislation and regulatory initiatives relating to hydraulic fracturing or other aspects of the oil and gas industry could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide.

Several political and regulatory authorities, governmental bodies, and environmental groups devote resources to campaigns aimed at eradicating hydraulic fracking. We do not engage in any hydraulic fracturing activities. However, it is a common practice in our industry for our customers to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure, waste disposal and/or well construction requirements on oil and gas development, including hydraulic fracturing operations, or otherwise seek to ban fracturing activities altogether. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Members of the U.S. Congress are analyzing, and a number of federal agencies have historically been requested to review, and, under the current administration, may be requested to review again, a variety of environmental issues associated with hydraulic fracturing and the possibility of more stringent regulation. At September 30, 2022, we had approximately 35 rigs placed on federal land and four rigs in federal waters. Any new laws, regulations or permitting requirements regarding hydraulic fracturing could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. For example, the Environmental Protection Agency has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels. Widespread regulation significantly restricting or prohibiting hydraulic fracturing or other drilling activity by our customers could have a material adverse impact on our business, financial condition and results of operations.
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

Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.
We have developed, and will continue to develop and set, goals, targets, or other objectives related to sustainability matters. Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include: (1) the extent our customers' decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (2) the availability and cost of low- or non-carbon-based energy sources and technologies, (3) evolving regulatory requirements affecting sustainability standards or disclosures, (4) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Our business may also face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
2022 FORM 10-K | 29

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

Complying with varying jurisdictional requirements is becoming increasingly complex and could increase the costs and difficulty of compliance, and violations of applicable data protection laws, including but not limited to the European Union General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act ("CPRA"), which will amend the CCPA in January 2023 to provide for additional privacy protections, as well as similar laws enacted by other states, could result in significant penalties.

The GDPR applies to activities regarding personal data that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the European Union. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Failure to comply could result in significant penalties of up to a maximum of four percent of our global turnover or up to $20.0 million Euro, which may materially adversely affect our business, reputation, results of operations, and cash flows.

The CCPA, which came into effect on January 1, 2020, and, effective January 2023, will be amended by the CPRA, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA and CPRA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows. Similar legislation has been adopted in Virginia, Colorado, Utah and Connecticut, all of which will go into effect in 2023.

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
2022 FORM 10-K | 30

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
2022 FORM 10-K | 31

Additional tax liabilities, limitations on our use of net operating losses and tax credits and/or our significant net deferred tax liability could affect our financial condition, income tax provision, net income, and cash flows.

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. Tax rates in the various jurisdictions in which our subsidiaries are organized and conduct their operations may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws (including tax treaties in any of the jurisdictions that we operate in) could impact our ability to realize the tax savings recorded to date. Our ability to benefit from our deferred tax assets depends on us having sufficient future taxable income to utilize our net operating loss and tax credit carryforwards before they expire. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5 percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of September 30, 2022, we have not experienced an ownership change and, therefore, utilization of our applicable tax attributes were not subject to an annual limitation (except for an immaterial portion thereof that we inherited in connection with an acquisition during 2017). However, if we were to experience ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use certain pre-change tax attributes could potentially accelerate or permanently increase our future tax liabilities. Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation, such as the proposals by the Biden administration to increase the U.S. corporate income tax rate and increase the U.S. taxation of international business operations. For example, the IRA, passed on August 16, 2022, includes a new 15 percent corporate minimum tax as well as a one percent excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. We are in the process of evaluating the potential impacts of the IRA. While we do not currently expect the IRA to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that the IRA could have a material adverse effect on our tax liability.
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
2022 FORM 10-K | 32

RISKS RELATED TO OUR COMMON STOCK AND CORPORATE STRUCTURE

We may reduce or suspend our dividend in the future.
We have paid a quarterly dividend for many years. Our most recent quarterly base dividend declared was $0.25 per share. Subsequent to September 30, 2022, we also declared a supplemental dividend of $0.235 per share. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness or uncertainty, such as the recent downturn as a result of the COVID-19 pandemic and the oil price collapse in 2020. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. There can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

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
2022 FORM 10-K | 33

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
Members of the investment community are increasing their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, DE&I initiatives, and heightened governance standards. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. See above "—Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks." These pressures have intensified recently in connection with the COVID-19 pandemic, significant societal events and government efforts to mitigate climate change. Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our stock. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal year 2022 and that remain unresolved.

ITEM 2. PROPERTIES
Drilling Services and Solutions Operations
Our property consists primarily of drilling rigs and ancillary equipment.  We own substantially all of the equipment used in our businesses.  For further information on the status of our drilling fleet, see Item 1— “Business — Drilling Fleet.”
Real Property
We own or lease office and yard space to support our ongoing operations, including field and district offices in the United States and internationally. In addition, we lease a fabrication and assembly facility in Galena Park, Texas as well as a maintenance and overhaul facility near Tulsa, Oklahoma.
We also own a limited number of commercial real estate properties located in Tulsa, Oklahoma for investment purposes. Our real estate investments include a shopping center and undeveloped real estate.
2022 FORM 10-K | 34

ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies to our Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2022 FORM 10-K | 35

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “HP.”  As of November 9, 2022, there were 369 record holders of our common stock as listed by our transfer agent’s records.
We have paid quarterly cash dividends on our common stock during the past two fiscal years. Payment of future dividends will depend on earnings and other factors and is subject to Board approval.

Performance Graph
The following performance graph reflects the yearly percentage change in our cumulative total stockholder return on common stock as compared with the cumulative total return on the S&P 600 Index, Dow Jones U.S. Select Oil Equipment & Services Index, and Philadelphia Stock Exchange Oil Service Sector Index. All cumulative returns assume an initial investment of $100, the reinvestment of dividends and are calculated on a fiscal year basis ending on September 30 of each year.

		Indexed Returns
	Base Period	Years Ending
Company / Index	Sep 2017	Sep 2018	Sep 2019	Sep 2020	Sep 2021	Sep 2022
Helmerich & Payne, Inc.	$100.00	$137.00	$88.00	$43.00	$70.00	$90.00
S&P 600 Index	100.00	120.00	108.00	100.00	157.00	127.00
Dow Jones U.S. Select Oil Equipment & Services Index	100.00	102.00	52.00	22.00	42.00	45.00
Philadelphia Stock Exchange Oil Service Sector Index	100.00	107.00	48.00	21.00	43.00	46.00

2022 FORM 10-K | 36

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

ITEM 6. (RESERVED)
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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of September 30, 2022, our drilling rig fleet included a total of 271 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 236 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 28 rigs as of September 30, 2022. At the close of fiscal year 2022, we had 192 active contracted rigs, of which 125 were under a fixed-term contract and 67 were working well-to-well, compared to 137 contracted rigs at September 30, 2021. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.
2022 FORM 10-K | 37

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
There is a strong customer preference for super-spec rigs not only due to the higher rig specifications that enable more technical drilling, but also due to the drilling efficiencies gained in utilizing a super-spec rig. As a result, there has been a structural decline in the use of non-super-spec rigs across the industry. We are the largest provider of super-spec rigs in the industry and, accordingly, we believe we are well positioned to respond to various market conditions.
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
The capital budgets for calendar year 2023 have not yet been established by many of our customers; however, based upon the crude oil and natural gas pricing environment and many of our customers' desire to at least maintain their current production levels, we expect the level of capital spending and activity in calendar year 2023 to be similar to modestly higher than that experienced in calendar year 2022. In recent years the U.S. demand for super-spec rigs has strengthened. Despite this increased demand for super-spec rigs there is still idle super-spec rig capacity in the market; however, much of that idle capacity represents rigs that have not been active during the preceding two years and in some cases even longer. Consequently, there have been additional costs incurred to bring those long-idled rigs back into working condition, which contributed to upward pricing for super-spec rigs. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology resulted in an improvement in our underlying contract economics.

Our North America Solutions active rig count has more than tripled from COVID pandemic lows of 47 rigs in August 2020 to 176 rigs at September 30, 2022. Given the current market dynamics, our disciplined approach to deploying capital, and our fiscal year 2023 capital budget of $425 to $475 million, we project that our active rig count could reach 192 rigs during the first half of calendar 2023. While H&P stands ready to respond to the future demand for its super-spec rigs, we will do so by applying the same disciplined approach, focusing on financial returns. That said, the market for our rigs and others like them in the industry will likely remain tight as supply-chain challenges and labor constraints experienced across the energy industry may inhibit the industry’s ability overall to supply a significant quantity of super-specs rigs. As the largest provider of super-spec rigs in the U.S., H&P is not immune from supply-chain challenges or potential labor constraints, or inflationary pressures that can arise as a result of these matters. However, we believe we are well positioned to address these challenges and do not believe they are a limiting factor relative to our activity plans for fiscal 2023 nor believe they will have a significant adverse impact on our financial results. As a result of increased customer demand and limited supply additions given high required rig reactivation expenditures and supply chain constraints, we expect the momentum of the upward pressure on pricing to continue into fiscal 2023.
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
2022 FORM 10-K | 38

Recent Developments
Investment in Tamboran
In October 2022, we purchased a $14.1 million equity investment, representing approximately 106 million shares, in Tamboran Resources Limited ("Tamboran"). Tamboran's shares are listed and publicly traded on the Australian Securities Exchange. Additionally, during September 2022, we entered into a fixed-term drilling services agreement with Tamboran. The expected $30.3 million of revenue to be earned over the term of the contract is included within our contract backlog as of September 30, 2022, as mobilization is expected to commence in fiscal year 2023.
Investments in Geothermal Energy
During the fiscal year ended September 30, 2022, we purchased an additional $18.2 million in geothermal energy investments consisting of both debt and equity securities. Investments were made in five separate companies that are pursuing technological concepts to make unconventional geothermal energy a viable economic renewable energy source. These companies are developing enhanced geothermal system ("EGS") and closed loop concepts. The EGS concepts use one or more of the following: horizontal drilling, induced permeability, and fiber optic sensing. The closed loop concepts use multilateral wellbores, proprietary working fluid, or coaxial pipe configurations. All of these concepts are designed to harvest geothermal heat to create carbon-free, 24/7 geothermal energy. The aggregate balance of our investments in geothermal energy companies was $23.7 million and $2.7 million at September 30, 2022 and 2021, respectively. At this time, we expect the quantity and pace of our geothermal investments to be reduced relative to fiscal year 2022.
Investment in ADNOC Drilling
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s IPO was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments in our Consolidated Balance Sheets. During the fiscal year ended September 30, 2022, we recognized a gain of $47.4 million on our Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period. As of September 30, 2022, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange. During the fiscal year ended September 30, 2022, we also received dividends in the amount of $6.6 million as a result of this investment.
Investment in Galileo Technologies
During the fiscal year ended September 30, 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5% per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2 ("Galileo Parent"). We do not intend to sell this investment prior to its maturity date or an exit event. Two of our Directors are independent directors of Galileo Parent. Neither Director has a direct or indirect material interest in the transaction.
Pension Plan Lump-sum Distribution
During March 2022, the Company's domestic noncontributory defined benefit pension plan was amended to include a limited lump sum distribution option and a special eligibility window to be available to certain participants. During the period beginning on May 2, 2022 and ending on June 30, 2022, these participants could elect the limited lump sum distribution. This one-time lump sum was subsequently paid in August 2022 and resulted in a pension settlement charge of $7.8 million during the year ended September 30, 2022.
2022 FORM 10-K | 39

Contract Backlog
Drilling contract backlog is the expected future dayrate revenue from executed contracts. We calculate backlog as the total expected revenue from fixed-term contracts and do not include any anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. In addition to depicting the total expected revenue from fixed-term contracts, backlog is indicative of expected future cash flow that the Company expects to receive regardless of whether a customer honors the fixed-term contract to expiration of a contract or decides to terminate the contract early and pay an early termination payment. In the event of an early termination payment, the timing of the recognition of backlog and the total amount of revenue may differ; however, the overall associated gross margin is preserved. As such, management finds backlog a useful metric for future planning and budgeting, whereas investors consider it useful in estimating future revenue and cash flows of the Company. As of September 30, 2022 and 2021, our contract drilling backlog was $1.2 billion and $0.6 billion, respectively. The increase in backlog at September 30, 2022 from September 30, 2021 is primarily due to an increase in the number of fixed term drilling contracts executed. Approximately 30.8 percent of the September 30, 2022 total backlog is reasonably expected to be fulfilled in fiscal year 2024 and thereafter.

The following table sets forth the total backlog by reportable segment as of September 30, 2022 and 2021, and the percentage of the September 30, 2022 backlog reasonably expected to be fulfilled in fiscal year 2024 and thereafter:

(in millions)	September 30, 2022	September 30, 2021	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2024 and Thereafter
North America Solutions	$863.6	$429.6	26.0%
Offshore Gulf of Mexico	7.6	17.2	—
International Solutions	301.2	125.2	45.3
	$1,172.4	$572.0

The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” within this Form 10-K regarding fixed term contract risk. Additionally, see Item 1A—"Risk Factors—The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations" within this Form 10-K.

Results of Operations for the Fiscal Years Ended September 30, 2022 and 2021
Consolidated Results of Operations
Net Income (Loss) We reported income from continuing operations of $6.6 million ($0.05 per diluted share) from operating revenues of $2.1 billion for the fiscal year ended September 30, 2022 compared to a loss from continuing operations of $337.5 million ($3.14 loss per diluted share) from operating revenues of $1.2 billion for the fiscal year ended September 30, 2021. Included in net income for the fiscal year ended September 30, 2022 is income of $0.4 million (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded net income of $7.0 million ($0.05 per diluted share) for the fiscal year ended September 30, 2022 compared to a net loss of $326.2 million ($3.04 loss per diluted share) for the fiscal year ended September 30, 2021.
Operating Revenue Consolidated operating revenues were $2.1 billion in fiscal year 2022 and $1.2 billion in fiscal year 2021, including early termination revenue of $0.7 million and $7.7 million in each respective fiscal year. Excluding early termination revenue, operating revenue increased $0.8 billion in fiscal year 2022 compared to fiscal year 2021. The increase in fiscal year 2022 from fiscal year 2021 was primarily driven by an increase in average rig pricing and activity levels in our North America Solutions segment and increased activity levels in our International Solutions segment. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses in fiscal year 2022 were $1.4 billion, compared with $1.0 billion in fiscal year 2021. The increase in fiscal year 2022 from fiscal year 2021 was primarily attributable to the previously mentioned higher activity levels.
2022 FORM 10-K | 40

Depreciation and Amortization Depreciation and amortization expense was $403.2 million in fiscal year 2022 and $419.7 million in fiscal year 2021. The decrease in depreciation and amortization during the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021 was primarily attributable to the termination of depreciation on eight rigs that were included in the ADNOC sale during the fourth quarter of fiscal year 2021 coupled with ongoing relatively low levels of capital expenditures. Depreciation and amortization includes amortization of intangible assets of $7.2 million in fiscal years 2022 and 2021, and abandonments of equipment of $6.6 million and $2.0 million in fiscal years 2022 and 2021, respectively.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $182.4 million in the fiscal year ended September 30, 2022 compared to $172.2 million in the fiscal year ended September 30, 2021. The $10.2 million increase in fiscal year 2022 compared to fiscal year 2021 is primarily due to a $6.0 million increase in IT infrastructure spending, and a $5.6 million increase in labor and travel expense.
Asset Impairment Charges During the fiscal year ended September 30, 2022, we identified various assets that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Consolidated Balance Sheets. The combined net book value of these assets was $5.4 million and were written down to their estimated fair value less cost to sell of $1.0 million, resulting in a non-cash impairment charge of $4.4 million, within our North America Solutions and International Solutions segments. The impairment charge was recorded in the Consolidated Statement of Operations for the fiscal year ended September 30, 2022. Comparatively, during the fiscal year ended September 30, 2021, the Company developed a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares, which resulted in an impairment charge of $56.4 million. Also, during the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, all within our North America Solutions segment, which resulted in a non-cash impairment charge of $14.4 million.
Gain on Investment Securities During the fiscal year ended September 30, 2022, we recognized an aggregate gain of $57.9 million on investment securities. This gain was primarily comprised of a $47.4 million gain on our equity investment in ADNOC Drilling caused by an increase in the fair market value of the stock. In September 2021, the Company made a cornerstone equity investment consisting of 159.7 million shares for $100.0 million as part of ADNOC Drilling's initial public offering. This investment is subject to a three-year lock-up period. Additionally, during the fiscal year ended September 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. We recognized an aggregate gain of $8.2 million related to this investment, which included a $0.5 million gain recognized upon the sale and a $7.7 million gain as a result of the change in the fair value of the investment during the fiscal year ended September 30, 2022.
Restructuring Charges During the fiscal years ended September 30, 2022 and 2021, we incurred $0.8 million and $5.9 million, respectively, in restructuring charges. The charges incurred during the fiscal year ended September 30, 2021 included $1.5 million in one-time severance benefits paid to employees who were voluntarily or involuntarily terminated primarily as a result of the reorganization of our IT operations coupled with charges of $4.5 million primarily related to the relocation of our Houston assembly facility and the downsizing of our storage yards used for idle rigs.
Interest and Dividend Income Interest and dividend income was $18.1 million and $10.3 million in fiscal years 2022 and 2021, respectively. The increase in interest and dividend income in fiscal year 2022 was primarily due to $6.6 million of dividend income received as a result of our investment in ADNOC drilling.
Interest Expense Interest expense totaled $19.2 million in fiscal year 2022 and $24.0 million in fiscal year 2021. The decrease in interest expense is primarily attributable to a lower interest rate on our 2.90% Senior Notes due 2031 (issued in September 2021) as compared to our 4.65% Senior Notes due 2025, which was fully redeemed in October 2021.
Income Taxes We had an income tax expense of $24.4 million in fiscal year 2022 compared to an income tax benefit of $103.7 million in fiscal year 2021. The effective income tax rate was 78.8 percent in fiscal year 2022 compared to 23.5 percent in fiscal year 2021. The effective rates differ from the U.S. federal statutory rate (21.0 percent for the fiscal years 2022 and 2021) primarily due to non-deductible permanent items, the foreign derived intangible income deduction (in fiscal year 2022), state and foreign income taxes, and adjustments to the deferred state income tax rate. Additionally, the effective income tax rate is higher in fiscal year 2022 as the low level of net income before tax increases the impact of the rate differences.
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
2022 FORM 10-K | 41

Discontinued Operations Income from discontinued operations was $0.4 million and $11.3 million in fiscal years 2022 and 2021, respectively. Expenses incurred within the country of Venezuela are reported as discontinued operations. Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. ("HPIDC") and Helmerich & Payne de Venezuela, C.A., filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A. We are seeking damages for the seizure of our Venezuelan drilling business in violation of international law and for breach of contract. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery. In March 2016, the Venezuelan government implemented the previously announced plans for a new foreign currency exchange system. Activity within discontinued operations for both fiscal years 2022 and 2021 is caused by exchange rate fluctuations due to the remeasurement of an uncertain tax liability.
North America Solutions

The following table presents certain information with respect to our North America Solutions reportable segment:

(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$1,788,167	$1,026,364	74.2%
Direct operating expenses	1,218,134	773,507	57.5
Depreciation and amortization	375,250	392,415	(4.4)
Research and development	26,728	21,811	22.5
Selling, general and administrative expense	43,796	51,089	(14.3)
Asset impairment charges	1,868	70,850	(97.4)
Restructuring charges	498	3,868	(87.1)
Segment operating income (loss)	$121,893	$(287,176)	(142.4)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$570,033	$252,857	125.4
Revenue days[3]	59,672	39,199	52.2
Average active rigs[4]	163	107	52.3
Number of active rigs at the end of period[5]	176	127	38.6
Number of available rigs at the end of period	236	236	—
Reimbursements of "out-of-pocket" expenses	$232,092	$113,897	103.8
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 365 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $1.8 billion and $1.0 billion in fiscal year 2022 and 2021, respectively. Operating revenues increased $0.8 billion in fiscal year 2022 compared to fiscal year 2021. This increase is primarily driven by higher pricing and higher activity levels.
Direct Operating Expenses Direct operating expenses increased to $1.2 billion during the fiscal year ended September 30, 2022 as compared to $0.8 billion during the fiscal year ended September 30, 2021. This increase was primarily driven by an increase of $241.0 million in labor expense and an increase of $87.0 million in materials and supplies as we experienced higher activity levels and had an increase in field wages beginning in December 2021.
Depreciation and Amortization Depreciation expense decreased to $375.3 million during the fiscal year ended September 30, 2022 as compared to $392.4 million during the fiscal year ended September 30, 2021. The decrease was primarily attributable to the termination of depreciation on eight rigs located in the U.S. that were included in the ADNOC sale during the fourth quarter of fiscal year 2021 coupled with ongoing relatively low levels of capital expenditures during the 2022 fiscal year.
Selling, General and Administrative Expenses We had a $7.3 million decrease in selling, general and administrative costs during the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021. This decrease was primarily driven by a $5.3 million decrease in professional services fees.
2022 FORM 10-K | 42

Asset Impairment Charges During the fiscal year ended September 30, 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Consolidated Balance Sheets. The combined net book value of these assets of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million during the fiscal year ended September 30, 2022 in the Consolidated Statement of Operations. Comparatively, during the fiscal year ended September 30, 2021, the Company developed a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. This resulted in an impairment charge of $56.4 million during the year ended September 30, 2021. During the same period, we also formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, all within our North America Solutions segment, which resulted in a non-cash impairment charge of $14.4 million during the year ended September 30, 2021.
Restructuring Charges For the fiscal years ended September 30, 2022 and 2021, we incurred $0.5 million and $3.9 million, respectively, in restructuring charges. The charges incurred during the fiscal year ended September 30, 2021 primarily included charges of $3.8 million related to the relocation of the Houston assembly facility and the downsizing of storage yards used for idle rigs.
Offshore Gulf of Mexico

The following table presents certain information with respect to our Offshore Gulf of Mexico reportable segment:

(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$125,465	$126,399	(0.7)%
Direct operating expenses	90,415	97,249	(7.0)
Depreciation	9,175	10,557	(13.1)
Selling, general and administrative expense	2,661	2,624	1.4
Segment operating income	$23,214	$15,969	45.4

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$35,050	$29,150	20.2
Revenue days[3]	1,460	1,552	(5.9)
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$26,077	$27,388	(4.8)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 365 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $125.5 million and $126.4 million in the fiscal year ended September 30, 2022 and 2021, respectively. The 0.7 percent decrease in operating revenue is primarily driven by lower reimbursable expenses and the mix of rigs working at full rates as opposed to being on lower standby or mobilization rates, partially offset by pricing increases which occurred in the later portion of the 2022 fiscal year.
Direct Operating Expenses Direct operating expenses decreased to $90.4 million during the fiscal year ended September 30, 2022 as compared to $97.2 million during the fiscal year ended September 30, 2021. The decrease was primarily driven by a $6.3 million favorable adjustment in self-insurance liabilities related to prior period claims coupled with the factors described above.

2022 FORM 10-K | 43

International Solutions

The following table presents certain information with respect to our International Solutions reportable segment:

(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$136,072	$57,917	134.9%
Direct operating expenses	120,780	68,672	75.9
Depreciation	4,156	2,013	106.5
Selling, general and administrative expense	8,779	8,028	9.4
Asset impairment charges	2,495	—	—
Restructuring charges	—	207	(100.0)
Segment operating loss	$(138)	$(21,003)	(99.3)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$15,292	$(10,755)	(242.2)
Revenue days[3]	3,036	1,815	67.3
Average active rigs[4]	8	5	60.0
Number of active rigs at the end of period[5]	12	6	100.0
Number of available rigs at the end of period	28	30	(6.7)
Reimbursements of "out-of-pocket" expenses	$4,910	$6,693	(26.6)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 365 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased $78.2 million in fiscal year 2022 compared to fiscal year 2021. This increase is primarily driven by higher activity levels. Additionally, in the first quarter of fiscal year 2022, we recognized $16.4 million in revenue related to the settlement of a contract drilling dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. Refer to Note 10—Revenue from Contracts with Customers for additional details.
Operating Expenses Direct operating expenses increased to $120.8 million during the fiscal year ended September 30, 2022 as compared to $68.7 million during the fiscal year ended September 30, 2021. This increase was primarily driven by an increase of $25.9 million in labor expense and an increase of $25.4 million in materials and supplies as we experienced higher activity levels.
Asset Impairment Charges During the fiscal year ended September 30, 2022, we identified two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified as assets held-for-sale on our Consolidated Balance Sheets. In conjunction with establishing a plan to sell these rigs we recognized a non-cash impairment charge of $2.5 million during the fiscal year ended September 30, 2022 in the Consolidated Statement of Operations, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million. During the fiscal year ended September 30, 2021, we recorded no impairment charges.
2022 FORM 10-K | 44

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

(in thousands)	2022	2021	% Change
Operating revenues	$66,287	$43,304	53.1%
Direct operating expenses	50,683	50,064	1.2
Depreciation	1,701	1,426	19.3
Research and development	—	127	(100.0)
Selling, general and administrative expense	1,183	1,205	(1.8)
Restructuring charges	—	186	(100.0)
Operating income (loss)	$12,720	$(9,704)	(231.1)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2022 and 2021 amounted to $57.0 million and $35.4 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $7.0 million and $12.6 million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $35.6 million and $21.9 million during the fiscal years ended September 30, 2022 and 2021, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Fiscal Years Ended September 30, 2021 and 2020
A discussion of our results of operations for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020 is included in Part II, Item 7— "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission ("SEC") on November 18, 2021.

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
2022 FORM 10-K | 45

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
As of September 30, 2022 and 2021, we had cash and cash equivalents of $232.1 million and $917.5 million and short-term investments of $117.1 million and $198.7 million, respectively. During the fiscal year ended September 30, 2022, our cash, cash equivalents, and restricted cash balance decreased approximately $667.7 million compared to our balance at September 30, 2021. This change was primarily driven by the redemption of all the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million during the during the fiscal year ended September 30, 2022. Additionally, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment.
Our cash flows for the fiscal years ended September 30, 2022, 2021 and 2020 are presented below:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$233,913	$136,440	$538,881
Investing activities	(167,315)	(161,994)	(87,885)
Financing activities	(734,305)	425,523	(297,220)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(667,707)	$399,969	$153,776
Operating Activities

Our operating net working capital (non-GAAP) as of September 30, 2022, 2021, and 2020 is presented below:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Total current assets	$1,002,944	$1,586,566	$963,327
Less:
Cash and cash equivalents	232,131	917,534	487,884
Short-term investments	117,101	198,700	89,335
Assets held-for-sale	4,333	71,453	—
	649,379	398,879	386,108

Total current liabilities	394,810	866,306	219,136
Less:
Dividends payable	26,693	27,332	27,226
Current portion of long-term debt, net	—	483,486	—
Advance payment for sale of property, plant and equipment	600	86,524	—
	$367,517	$268,964	$191,910

Operating net working capital (non-GAAP)	$281,862	$129,915	$194,198
Cash flows provided by operating activities were approximately $233.9 million, $136.4 million, and $538.9 million for the fiscal year ended September 30, 2022, 2021, and 2020 respectively. The change in cash provided by operating activities between fiscal years 2022 and 2021 is primarily driven by higher activity and rates, partially offset by changes in working capital. The decrease in cash provided by operating activities between fiscal years 2021 and 2020 was primarily driven by lower operating activity and lower pricing. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable, short-term debt and advance payments for sale of property, plant and equipment.
2022 FORM 10-K | 46

Operating net working capital was $281.9 million, $129.9 million and $194.2 million as of September 30, 2022, 2021 and 2020, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers. The increase in operating net working capital between fiscal years 2022 and 2021 was primarily driven by higher rig activity and rates. Included in accounts receivable as of September 30, 2022 was $27.8 million of income tax receivables, of which $24.9 million was received subsequent to fiscal year end. The remainder is expected to be collected within the next fiscal year.
Investing Activities
Capital Expenditures Our capital expenditures were $250.9 million, $82.1 million and $140.8 million in fiscal years 2022, 2021 and 2020, respectively. The increase in capital expenditures between fiscal years 2022 and 2021 is driven by higher activity and spending on walking rig conversions. The decrease in capital expenditures between fiscal years 2021 and 2020 was driven by lower maintenance capital expenditures as a result of lower activity. Our fiscal year 2023 capital spending is currently estimated to be between $425 million and $475 million. This estimate includes normal capital maintenance requirements, information technology spending, skidding to walking conversions for a limited number of rigs and plans to reactivate several super-spec rigs.
Purchases & Sales of Short-Term Investments Our net sales of short-term investments during fiscal year 2022 were $79.6 million compared to net purchases of $107.4 million and $40.0 million in fiscal years 2021 and 2020, respectively. The change is driven by our ongoing liquidity management.
Purchases of Long-Term Investments Our net purchases of long-term investments were $29.2 million, $102.5 million and $0.6 million in fiscal years 2022, 2021 and 2020, respectively. The decrease in net purchases between fiscal years 2022 and 2021 is primarily driven by our $100.0 million cornerstone investment in ADNOC Drilling purchased during fiscal year 2021, the $22.0 million of proceeds received from the liquidation of our remaining equity securities in Schlumberger, Ltd, during the fiscal year ended September 30, 2022, offset by the purchase of a $33.0 million cornerstone investment in a convertible note in Galileo Holdco 2 and the purchase of $18.2 million in various geothermal investments during fiscal year 2022. The increase in net purchases between fiscal years 2021 and 2020 is primarily driven by our purchase of ADNOC Drilling equity securities (as mentioned above) during fiscal year 2021 and the absence of such activity in fiscal year 2020.
Sale of Assets Our proceeds from asset sales totaled $62.3 million, $43.5 million and $78.4 million in fiscal year 2022, 2021 and 2020, respectively. The increase in proceeds between fiscal years 2022 and 2021 is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe. The increase is also attributable to the sale of our casing running and trucking assets that occurred during the fiscal year ended September 30, 2022. During the fiscal year ended September 30, 2020, we closed on the sale of a portion of our real estate investment portfolio, including six industrial sites, for total consideration, net of selling related expenses, of $40.7 million, which was the primary driver in the decrease in proceeds between fiscal years 2021 and 2020.
Advance Payment for Sale of Property, Plant and Equipment During September 2021, the Company agreed to sell eight FlexRig land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling for $86.5 million. We received the $86.5 million in cash consideration in advance of delivering the rigs.
Financing Activities
Repurchase of Shares We have an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the fiscal year ended September 30, 2022 and 2020, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million and 1.5 million common shares at an aggregate cost of $28.5 million, respectively, which are held as treasury shares. There were no purchases of common shares in fiscal year 2021.
Dividends We paid dividends of $1.00 per share during fiscal years 2022 and 2021 compared to $2.38 per share during fiscal year 2020. Total dividends paid were $107.4 million, $109.1 million and $260.3 million in fiscal years 2022, 2021 and 2020, respectively. A cash dividend of $0.25 per share was declared on September 7, 2022 for shareholders of record on November 15, 2022, payable on December 1, 2022.
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
2022 FORM 10-K | 47

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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of September 30, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements.
As of September 30, 2022, we had $55.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $55.0 million, $38.1 million of financial guarantees were outstanding as of September 30, 2022. Separately, we had $2.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $40.1 million outstanding as of September 30, 2022. In October 2022, we increased one of our standby letters of credit by $1.9 million.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2022, we were in compliance with all debt covenants and we anticipate that we will continue to be in compliance during the next quarter of fiscal year 2023.
Senior Notes

2.90% Senior Notes due 2031 On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent 2031 Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act (“Rule 144A”) and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act (“Regulation S”). Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022. The 2031 Notes will mature on September 29, 2031 and bear interest at a rate of 2.90 percent annum. In June 2022, we settled a registered exchange offer (the “Registered Exchange Offer”) to exchange the 2031 Notes for new, SEC-registered notes that are substantially identical to the terms of the 2031 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the 2031 Notes do not apply to the new notes. One hundred percent of the 2031 Notes were exchanged in the Registered Exchange Offer.

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

2022 FORM 10-K | 48

On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Consolidated Statements of Operations during the fiscal year ended September 30, 2022.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2023 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at September 30, 2022 and matures on September 29, 2031.
As of September 30, 2022, we had a $537.7 million deferred tax liability on our Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At September 30, 2022, we had $3.9 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long‑term debt to total capitalization ratio was 16.6 percent at September 30, 2022 compared to 15.9 percent at September 30, 2021. For additional information regarding debt agreements, refer to Note 7—Debt to the Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2021.

Material Commitments
Our contractual obligations as of September 30, 2022 are summarized in the table below:

	Obligations due by year
(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt	550,000	—	—	—	—	—	550,000
Interest[1]	144,724	16,066	16,069	16,073	16,076	16,080	64,360
Operating leases[2]	31,613	9,767	7,801	4,501	2,033	2,046	5,465
Purchase obligations[3]	148,600	148,600	—	—	—	—	—
Total contractual obligations	$874,937	$174,433	$23,870	$20,574	$18,109	$18,126	$619,825
(1)Interest on fixed-rate 2031 Notes was estimated based on principal maturities. See Note 7—Debt to our Consolidated Financial Statements.
(2)See Note 5—Leases to our Consolidated Financial Statements.
(3)See Note 16—Commitments and Contingencies to our Consolidated Financial Statements.

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
2022 FORM 10-K | 49

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
Impairment of Long‑lived Assets, Goodwill and Other Intangible Assets
Management assesses the potential impairment of our long‑lived assets and finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes that could prompt such an assessment may include equipment obsolescence, changes in the market demand, periods of relatively low rig utilization, declining revenue per day, declining cash margin per day, completion of specific contracts, change in technology and/or overall changes in general market conditions. If a review of the long‑lived assets and finite-lived intangibles indicates that the carrying value of certain of these assets or asset groups is more than the estimated undiscounted future cash flows, an impairment charge is made, as required, to adjust the carrying value to the estimated fair value. Cash flows are estimated by management considering factors such as prospective market demand, recent changes in rig technology and its effect on each rig’s marketability, any cash investment required to make a rig marketable, suitability of rig size and makeup to existing platforms, and competitive dynamics including utilization. The fair value of drilling rigs is determined based upon either an income approach using estimated discounted future cash flows, a market approach considering factors such as recent market sales of rigs of other companies and our own sales of rigs, appraisals and other factors, a cost approach utilizing new reproduction costs adjusted for the asset age and condition, and/or a combination of multiple approaches. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect any impairment measurement.
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
2022 FORM 10-K | 50

Revenue Recognition
Drilling services revenues are primarily comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. With most drilling contracts, we receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenue associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service. These revenues are deferred and recognized ratably over the related contract term that drilling services are provided. The amount of demobilization revenue that we ultimately collect is dependent upon the specific contractual terms, most of which include provisions for reduced or no payment for demobilization when, among other things, the contract is renewed or extended with the same client, or when the rig is subsequently contracted with another client prior to the termination of the current contract. Since revenues associated with demobilization activity are typically variable, at each period end, they are estimated at the most likely amount, and constrained when the likelihood of a significant reversal is probable. Direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis as the drilling service is provided. While costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred.
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
2022 FORM 10-K | 51

The following table reconciles direct margin to segment operating income (loss), which we believe is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to direct margin.

	Year Ended September 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$121,893	$23,214	$(138)
Add back:
Depreciation and amortization	375,250	9,175	4,156
Research and development	26,728	—	—
Selling, general and administrative expense	43,796	2,661	8,779
Asset impairment charges	1,868	—	2,495
Restructuring charges	498	—	—
Direct margin (Non-GAAP)	$570,033	$35,050	$15,292

	Year Ended September 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(287,176)	$15,969	$(21,003)
Add back:
Depreciation and amortization	392,415	10,557	2,013
Research and development	21,811	—	—
Selling, general and administrative expense	51,089	2,624	8,028
Asset impairment charges	70,850	—	—
Restructuring charges	3,868	—	207
Direct margin (Non-GAAP)	$252,857	$29,150	$(10,755)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial position is exposed to a variety of risks, including foreign currency exchange rate risk, commodity price risk, credit and capital market risk, interest rate risk and equity price risk.
Foreign Currency Exchange Rate Risk
Our drilling contracts in foreign countries generally provide for payment in U.S. dollars. Historically, in Argentina, while the contracts were denominated in the U.S. dollar, we were paid in Argentine pesos. The Argentine branch of one of our second‑tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. In the future, other contracts or applicable law may require payments to be made in foreign currencies. As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate the contract provisions designed to mitigate such risks. At September 30, 2022, a hypothetical decrease in value of 10 percent would result in a decrease in value of our monetary assets and liabilities denominated in Argentine pesos by approximately $0.4 million.
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
2022 FORM 10-K | 52

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
Interest Rate Risk
Our interest rate risk exposure results primarily from short‑term rates, mainly SOFR‑based, on any borrowings from our revolving credit facility. There were no outstanding borrowings under this facility at September 30, 2022, and our outstanding debt consisted of $550.0 million (face amount) in senior unsecured notes, which have a fixed rate of 2.90 percent and an estimated fair value of $430.7 million and $554.3 million as of September 30, 2022 and 2021, respectively.
Equity Price Risk
As of September 30, 2022, we had equity securities in ADNOC Drilling with a total fair value of $147.4 million. As of September 30, 2021 we had equity securities in Schlumberger Ltd. with a total fair value of $13.9 million. Our investment in ADNOC Drilling is subject to a three-year lockup period. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the fiscal year ended September 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million.
A hypothetical 10 percent decrease in the market price for our marketable equity securities as of September 30, 2022 would decrease the fair value by $14.7 million. These securities are subject to a wide variety and number of market‑related risks that could substantially reduce or increase the fair value of our holdings.
At November 9, 2022, the total fair value of our equity securities decreased to approximately $147.0 million. We continually monitor the fair value of the investments but are unable to predict future market volatility and any potential impact to the Consolidated Financial Statements.
2022 FORM 10-K | 53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2022 FORM 10-K | 54

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2022.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, as stated in their report which appears herein.

Helmerich & Payne, Inc.

by

/s/ John W. Lindsay	/s/ Mark W. Smith
John W. Lindsay Director, President and Chief Executive Officer	Mark W. Smith Senior Vice President and Chief Financial Officer

November 16, 2022	November 16, 2022

2022 FORM 10-K | 55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Helmerich & Payne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Helmerich & Payne, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Accruals
Description of the Matter
The Company's self-insurance liability for workers’ compensation and other casualty claims was $72.3 million at September 30, 2022. As described in Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the Consolidated Financial Statements, this liability is based on a third-party actuarial analysis, which includes an estimate for incurred but not reported claims. The actuarial analysis considers a variety of factors, including third-party adjusters’ estimates, historic experience, and statistical methods commonly used within the insurance industry.

Auditing the Company's reserve for self-insured risks for worker’s compensation and other casualty claims is complex and required us to use our actuarial specialists due to the significant measurement uncertainty associated with the estimate, management’s application of significant judgment, and the use of various actuarial methods.

2022 FORM 10-K | 56

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of the Company’s controls over the workers’ compensation and other casualty claims accrual process, including management’s review controls over the significant assumptions used in the calculation and the completeness and accuracy of the data underlying the reserve.

To test the self-insurance liability for worker’s compensation and other casualty claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data provided to management’s actuary and obtaining legal confirmation letters to evaluate the reserves recorded on significant litigated matters. Additionally, we involved our actuarial specialists to assist in our evaluation of the methodologies applied by management’s actuary in establishing the actuarially determined reserve. We compared the Company’s estimates to ranges of estimates independently developed by our actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.
Tulsa, Oklahoma
November 16, 2022
2022 FORM 10-K | 57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Helmerich & Payne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Helmerich & Payne, Inc.’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Helmerich & Payne, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 16, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tulsa, Oklahoma
November 16, 2022

2022 FORM 10-K | 58

HELMERICH & PAYNE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
(in thousands except share data and per share amounts)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$232,131	$917,534
Restricted cash	36,246	18,350
Short-term investments	117,101	198,700
Accounts receivable, net of allowance of $2,975 and $2,068, respectively	458,713	228,894
Inventories of materials and supplies, net	87,957	84,057
Prepaid expenses and other, net	66,463	67,578
Assets held-for-sale	4,333	71,453
Total current assets	1,002,944	1,586,566

Investments	218,981	135,444
Property, plant and equipment, net	2,960,809	3,127,287
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	67,154	73,838
Operating lease right-of-use assets	39,064	49,187
Other assets, net	20,926	16,153
Total other noncurrent assets	172,797	184,831

Total assets	$4,355,531	$5,034,128

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$126,966	$71,996
Dividends payable	26,693	27,332
Current portion of long-term debt, net	—	483,486
Accrued liabilities	241,151	283,492
Total current liabilities	394,810	866,306

Noncurrent Liabilities:
Long-term debt, net	542,610	541,997
Deferred income taxes	537,712	563,437
Other	113,387	147,757
Noncurrent liabilities - discontinued operations	1,540	2,013
Total noncurrent liabilities	1,195,249	1,255,204
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of September 30, 2022 and 2021, and 105,293,662 and 107,898,859 shares outstanding as of September 30, 2022 and 2021, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	528,278	529,903
Retained earnings	2,473,572	2,573,375
Accumulated other comprehensive loss	(12,072)	(20,244)
Treasury stock, at cost, 6,929,203 shares and 4,324,006 shares as of September 30, 2022 and 2021, respectively	(235,528)	(181,638)
Total shareholders’ equity	2,765,472	2,912,618
Total liabilities and shareholders' equity	$4,355,531	$5,034,128
The accompanying notes are an integral part of these consolidated financial statements.
2022 FORM 10-K | 59

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30,
(in thousands, except per share amounts)	2022	2021	2020
OPERATING REVENUES
Drilling services	$2,049,841	$1,210,800	$1,761,714
Other	9,103	7,768	12,213
	2,058,944	1,218,568	1,773,927
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	1,426,589	952,600	1,184,788
Other operating expenses	4,638	5,138	5,777
Depreciation and amortization	403,170	419,726	481,885
Research and development	26,563	21,724	21,645
Selling, general and administrative	182,366	172,195	167,513
Asset impairment charges	4,363	70,850	563,234
Restructuring charges	838	5,926	16,047
Gain on reimbursement of drilling equipment	(29,443)	(12,322)	(26,959)
Other (gain) loss on sale of assets	(5,432)	11,280	(19,816)
	2,013,652	1,647,117	2,394,114
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	45,292	(428,549)	(620,187)
Other income (expense)
Interest and dividend income	18,090	10,254	7,304
Interest expense	(19,203)	(23,955)	(24,474)
Gain (loss) on investment securities	57,937	6,727	(8,720)
Gain on sale of subsidiary	—	—	14,963
Loss on extinguishment of debt	(60,083)	—	—
Other	(11,115)	(5,657)	(5,384)
	(14,374)	(12,631)	(16,311)
Income (loss) from continuing operations before income taxes	30,918	(441,180)	(636,498)
Income tax expense (benefit)	24,366	(103,721)	(140,106)
Income (loss) from continuing operations	6,552	(337,459)	(496,392)
Income from discontinued operations before income taxes	401	11,309	30,580
Income tax provision	—	—	28,685
Income from discontinued operations	401	11,309	1,895
NET INCOME (LOSS)	$6,953	$(326,150)	$(494,497)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$(3.14)	$(4.62)
Income from discontinued operations	—	0.10	0.02
Net income (loss)	$0.05	$(3.04)	$(4.60)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$(3.14)	$(4.62)
Income from discontinued operations	—	0.10	0.02
Net income (loss)	$0.05	$(3.04)	$(4.60)

Weighted average shares outstanding:
Basic	105,891	107,818	108,009
Diluted	106,555	107,818	108,009
The accompanying notes are an integral part of these consolidated financial statements.
2022 FORM 10-K | 60

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Year ended September 30,
(in thousands)	2022	2021	2020
Net income (loss)	$6,953	$(326,150)	$(494,497)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $2.3 million at September 30, 2022, $1.8 million at September 30, 2021 and $0.8 million at September 30, 2020	8,172	5,944	2,447
Other comprehensive income	8,172	5,944	2,447
Comprehensive income (loss)	$15,125	$(320,206)	$(492,050)
The accompanying notes are an integral part of these consolidated financial statements.
2022 FORM 10-K | 61

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2019	112,080	$11,208	$510,305	$3,714,307	$(28,635)	3,642	$(194,962)	$4,012,223
Comprehensive income (loss):
Net loss	—	—	—	(494,497)	—	—	—	(494,497)
Other comprehensive income	—	—	—	—	2,447	—	—	2,447
Dividends declared ($1.92 per share)	—	—	—	(209,798)	—	—	—	(209,798)
Exercise of employee stock options, net of shares withheld for employee taxes	—	—	(3,151)	—	—	(110)	7,195	4,044
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(21,855)	—	—	(329)	18,119	(3,729)
Stock-based compensation	—	—	36,329	—	—	—	—	36,329
Share repurchases	—	—	—	—	—	1,460	(28,505)	(28,505)
Balance at September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income (loss):
Net loss	—	—	—	(326,150)	—	—	—	(326,150)
Other comprehensive income	—	—	—	—	5,944	—	—	5,944
Dividends declared ($1.00 per share)	—	—	—	(109,236)	—	—	—	(109,236)
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,683)	—	—	(339)	16,515	(2,161)
Stock-based compensation	—	—	27,858	—	—	—	—	27,858
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(900)	—	—	—	—	(900)
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income:
Net Income	—	—	—	6,953	—	—	—	6,953
Other comprehensive income	—	—	—	—	8,172	—	—	8,172
Dividends declared ($1.00 per share)	—	—	—	(106,756)	—	—	—	(106,756)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(28,608)	—	—	(550)	23,109	(5,499)
Stock-based compensation	—	—	28,032	—	—	—	—	28,032
Share repurchases	—	—	—	—	—	3,155	(76,999)	(76,999)
Other	—	—	(1,049)		—	—	—	(1,049)
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
The accompanying notes are an integral part of these consolidated financial statements.

2022 FORM 10-K | 62

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
(in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,953	$(326,150)	$(494,497)
Adjustment for income from discontinued operations	(401)	(11,309)	(1,895)
Income (loss) from continuing operations	6,552	(337,459)	(496,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	403,170	419,726	481,885
Asset impairment charges	4,363	70,850	563,234
Amortization of debt discount and debt issuance costs	1,200	1,423	1,817
Loss on extinguishment of debt	60,083	—	—
Provision for credit loss	1,081	203	2,203
Stock-based compensation	28,032	27,858	36,329
Loss (gain) on investment securities	(57,937)	(6,727)	8,720
Gain on reimbursement of drilling equipment	(29,443)	(12,322)	(26,959)
Other (gain) loss on sale of assets	(5,432)	11,280	(19,816)
Gain on sale of subsidiary	—	—	(14,963)
Deferred income tax benefit	(28,488)	(89,752)	(157,555)
Other	6,533	13,794	(2,423)
Change in assets and liabilities:
Accounts receivable	(235,562)	(28,416)	300,807
Inventories of materials and supplies	(5,228)	19,847	9,420
Prepaid expenses and other	6,224	(21,400)	(5,506)
Other noncurrent assets	2,581	2,772	2,820
Accounts payable	53,242	31,027	(9,414)
Accrued liabilities	45,069	33,957	(138,414)
Deferred income tax liability	447	1,101	908
Other noncurrent liabilities	(22,501)	(1,274)	2,227
Net cash provided by operating activities from continuing operations	233,986	136,488	538,928
Net cash used in operating activities from discontinued operations	(73)	(48)	(47)
Net cash provided by operating activities	233,913	136,440	538,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(250,894)	(82,148)	(140,795)
Other capital expenditures related to assets held-for-sale	(21,645)	—	—
Purchase of short-term investments	(165,109)	(315,078)	(134,641)
Purchase of long-term investments	(51,241)	(102,523)	(550)
Proceeds from sale of short-term investments	244,728	207,716	94,646
Proceeds from sale of long-term investments	22,042	—	—
Proceeds from sale of subsidiary	—	—	15,056
Proceeds from asset sales	62,304	43,515	78,399
Advance payment for sale of property, plant and equipment	—	86,524	—
Other	(7,500)	—	—
Net cash used in investing activities	(167,315)	(161,994)	(87,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(107,395)	(109,130)	(260,335)
Proceeds from debt issuance	—	548,719	—
Debt issuance costs	—	(3,935)	—
Proceeds from stock option exercises	—	—	4,100
Payments for employee taxes on net settlement of equity awards	(5,505)	(2,162)	(3,784)
Payment of contingent consideration from acquisition of business	(250)	(7,250)	(8,250)
Payments for early extinguishment of long-term debt	(487,148)	—	—
Make-whole premium payment	(56,421)	—	—
Share repurchases	(76,999)	—	(28,505)
Other	(587)	(719)	(446)
Net cash provided by (used in) financing activities	(734,305)	425,523	(297,220)
Net increase (decrease) in cash and cash equivalents and restricted cash	(667,707)	399,969	153,776
Cash and cash equivalents and restricted cash, beginning of period	936,716	536,747	382,971
Cash and cash equivalents and restricted cash, end of period	$269,009	$936,716	$536,747
The accompanying notes are an integral part of these consolidated financial statements.
2022 FORM 10-K | 63

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended September 30,
(in thousands)	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest paid	$18,909	$26,706	$22,928
Income tax paid (received), net	17,669	(32,462)	46,700
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	11,233	17,266	18,646
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(2,425)	(1,526)	3,123
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	—	9,290	—
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	(1,251)	—
The accompanying notes are an integral part of these consolidated financial statements.
2022 FORM 10-K | 64

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
Our North America Solutions operations are primarily located in Texas, but traditionally also operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in four international locations: Argentina, Bahrain, Colombia and United Arab Emirates.
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income, expenses and other comprehensive income or loss of a subsidiary acquired or disposed of during the fiscal year are included in the Consolidated Statements of Operations and Comprehensive Income from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.
Foreign Currencies
Our functional currency, together with all our foreign subsidiaries, is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at exchange rates in effect at the end of the period, and the resulting gains and losses are recorded on our Consolidated Statements of Operations. Aggregate foreign currency losses of $5.9 million, $5.3 million and $8.8 million in fiscal years 2022, 2021 and 2020, respectively, are included in drilling services operating expenses.
2022 FORM 10-K | 65

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
    We had restricted cash of $36.9 million and $19.2 million at September 30, 2022 and 2021, respectively. Of the total at September 30, 2022 and 2021, $1.1 million and $1.5 million, respectively, is related to the acquisition of drilling technology companies, and $35.8 million and $17.7 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.

Cash, cash equivalents, and restricted cash are reflected in the Consolidated Balance Sheets as follows:

	September 30,
(in thousands)	2022	2021	2020
Cash and cash equivalents	$232,131	$917,534	$487,884
Restricted cash	36,246	18,350	45,577
Restricted cash - long-term:
Other assets, net	632	832	3,286
Total cash, cash equivalents, and restricted cash	$269,009	$936,716	$536,747
During the fiscal year ended September, 30, 2022, and to conform with the current year presentation, we reclassified $18.4 million and $45.6 million of restricted cash that was previously included in Prepaid expenses and other in our Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively.
Accounts Receivable
Accounts receivable represents valid claims against our customers for our services rendered, net of allowances for credit losses. We perform credit evaluations of customers and do not typically require collateral in support for trade receivables.  We provide an allowance for credit losses, when necessary, to cover estimated credit losses. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators. We estimate expected credit losses over the life of our financial assets, which primarily consist of our accounts receivable. We evaluate our customers’ financial strength and liquidity based on aging of accounts receivable, payment history, and other relevant information, including ratings agency, credit ratings and alerts, and publicly available reports.
Inventories of Materials and Supplies
Inventories are primarily replacement parts and supplies held for consumption in our drilling operations. Inventories are valued at the lower of cost or net realizable value. Cost is determined on a weighted average basis and includes the cost of materials, shipping, duties and labor. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The reserves for excess and obsolete inventory were $28.0 million and $29.3 million for fiscal years 2022 and 2021, respectively.
Investments
We maintain investments in equity and debt securities of certain publicly traded and private companies. We recognize our equity securities that have readily determinable fair values at fair value, with changes in such values reflected in net income. Our equity securities without readily determinable fair values are measured at cost, less any impairments. Debt securities classified as available-for-sale are reported at fair value and subject to impairment testing. Other than impairment losses, unrealized gains/losses are recognized, net of the related tax effect, in other comprehensive income. Upon sale, realized gains/losses are reported in net income.
2022 FORM 10-K | 66

Property, Plant, and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Substantially all property, plant and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets after deducting their salvage values. The amount of depreciation expense we record is dependent upon certain assumptions, including an asset’s estimated useful life, rate of consumption, and corresponding salvage value. We periodically review these assumptions and may change one or more of these assumptions. Changes in our assumptions may require us to recognize, on a prospective basis, increased or decreased depreciation expense.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Changes that could prompt such an assessment include a significant decline in revenue or cash margin per day, extended periods of low rig asset group utilization, changes in market demand for a specific asset, obsolescence, restructuring of our drilling fleet, and/or overall general market conditions.  If the review of the long-lived assets indicates that the carrying value of these assets/asset groups is more than the estimated undiscounted future cash flows projected to be realized from the use of the asset and its eventual disposal an impairment charge is recognized, as required, to adjust the carrying value down to the estimated fair value of the asset.  The estimated fair value is determined based upon either an income approach using estimated discounted future cash flows, a market approach considering factors such as recent market sales of rigs of other companies and our own sales of rigs, appraisals and other factors, a cost approach utilizing reproduction costs new as adjusted for the asset age and condition, and/or a combination of multiple approaches.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized, but is tested for potential impairment at the reporting unit level at a minimum on an annual basis in the fourth fiscal quarter of each fiscal year or when it is more likely than not that the carrying value may exceed fair value. If an impairment is determined to exist, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value is recognized, limited to the total amount of goodwill allocated to that reporting unit. The reporting unit level is defined as an operating segment or one level below an operating segment.
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows, generally estimated to be 5 to 20 years, and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.
Drilling Revenues
Drilling services revenues are primarily comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Revenues associated with mobilization and demobilization and direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis as the drilling service is provided. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred.  Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. Reimbursements for fiscal years 2022, 2021 and 2020 were $263.1 million, $148.0 million and $212.0 million, respectively. For fixed-term contracts that are terminated by customers prior to the expirations, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. Early termination revenue for fiscal years 2022, 2021 and 2020 was approximately $0.7 million, $7.7 million and $73.4 million, respectively.
Rent Revenues and Related Property
We enter into leases with tenants in our rental properties consisting primarily of retail space. The lease terms of tenants occupying space in the retail centers generally range from three to ten years. Minimum rents are recognized on a straight-line basis over the term of the related leases. Overage and percentage rents are based on tenants’ sales volume. Recoveries from tenants for property taxes and operating expenses are recognized in other operating revenues in the Consolidated Statements of Operations.

2022 FORM 10-K | 67

Our rent revenues are as follows:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Minimum rents	$6,362	$5,589	$9,245
Overage and percentage rents	773	726	656

At September 30, 2022, minimum future rental income to be received on noncancellable operating leases was as follows:

Fiscal Year	Amount (in thousands)
2023	$5,214
2024	4,519
2025	3,733
2026	2,820
2027	1,575
Thereafter	2,241
Total	$20,102
Leasehold improvement allowances are capitalized and amortized over the lease term.

At September 30, 2022 and 2021, the cost and accumulated depreciation for real estate properties were as follows:

	September 30,
(in thousands)	2022	2021
Real estate properties	$45,557	$43,302
Accumulated depreciation	(30,510)	(28,846)
	$15,047	$14,456
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
2022 FORM 10-K | 68

Stock-based compensation is recognized on a straight-line basis over the requisite service periods of the stock awards, which is generally the vesting period. Stock-based compensation expense is recorded as a component of drilling services operating expenses, research and development expenses and selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 11—Stock-based Compensation for additional discussion on stock-based compensation.
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
Payments associated with short-term leases are recognized on a straight-line basis as an expense in profit or loss. Short-term leases are leases with a lease term of 12 months or less.
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
2022 FORM 10-K | 69

Recently Issued Accounting Updates
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, clarifications of ASUs listed below, immaterial, or already adopted by the Company.

The following table provides a brief description of a recently adopted accounting pronouncement and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Recently Adopted Accounting Pronouncements
ASU No. 2019-12, Financial Instruments – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU simplifies the accounting for income taxes by removing certain exceptions related to Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for annual and interim periods beginning after December 15, 2020. Early adoption of the amendment is permitted, including adoption in any interim period for public entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Upon adoption, the amendments addressed in this ASU will be applied either prospectively, retrospectively or on a modified retrospective basis through a cumulative effect adjustment to retained earnings. This update is effective for annual periods beginning after December 15, 2020.	October 1, 2021	We adopted this ASU, as required, during the first quarter of fiscal year 2022. The adoption did not have a material effect on our Consolidated Financial Statements and disclosures.
Standards that are not yet adopted as of September 30, 2022
ASU No. 2020-06, Debt with conversion and other options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own equity (subtopic 815-40): Accounting For Convertible Instruments and Contracts In An Entity’s Own Equity
This ASU reduces the complexity of accounting for convertible debt and other equity-linked instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This update is effective for annual and interim periods beginning after December 15, 2021. Early adoption of the amendment is permitted.
		October 1, 2022	We plan to adopt this ASU, as required, during the first quarter of fiscal year 2023. We do not believe the adoption will have a material effect on our Consolidated Financial Statements and disclosures.
ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value (i.e., the entity would not apply a discount related to the contractual sale restriction). Furthermore, an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The following disclosures for equity securities subject to contractual sale restrictions will be required: (1) the fair value of the equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restriction(s), and (3) the circumstances that could cause a lapse in the restriction(s). This update is effective for annual and interim periods beginning after December 15, 2023. Early adoption of the amendment is permitted for both interim and annual financial statements.	October 1, 2022	We plan to early adopt this ASU during the first quarter of fiscal year 2023. We do not believe the adoption will have a material effect on our Consolidated Financial Statements and disclosures.
2022 FORM 10-K | 70

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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of temporary cash investments, short and long-term investments, and trade receivables.  The industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. In fiscal years 2022, 2021 and 2020, no individual customers constituted 10 percent or more of our total consolidated revenues.
We place temporary cash investments in the United States with established financial institutions and primarily invest in a diversified portfolio of highly rated, short-term instruments.  Our trade receivables, primarily with established companies in the oil and gas industry, may impact credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions.  International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds.  Most of our international sales, however, are to large international or government-owned national oil companies.
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
2022 FORM 10-K | 71

On October 1, 2019, we elected to capitalize a new Captive insurance company to insure the deductibles for our domestic workers’ compensation, general liability and automobile liability claims programs, and to continue the practice of insuring deductibles from the Company's international casualty and rig property programs. Casualty claims occurring prior to October 1, 2019 will remain recorded within each of the operating segments and future adjustments to these claims will continue to be reflected within the operating segments. Reserves for legacy claims occurring prior to October 1, 2019, will remain as liabilities in our operating segments until they have been resolved. Changes in those reserves will be reflected in segment earnings as they occur. We will continue to utilize the Captives to finance the risk of loss to equipment and rig property assets. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $7.0 million, $12.6 million, and $16.4 million and rig and casualty insurance premiums of $35.6 million, $21.9 million, and $6.7 million during the fiscal years ended September 30, 2022, 2021, and 2020 respectively. These operating costs were recorded within drilling services operating expenses in our Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2022, 2021, and 2020 amounted to $57.0 million, $35.4 million, and $36.9 million respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the fiscal year ended September 30, 2022, 2021, and 2020 were $11.8 million, $12.0 million, and $8.0 million respectively.
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
We recorded aggregate foreign currency losses of $5.9 million, $5.3 million, and $8.8 million the fiscal years ended September 30, 2022, 2021, and 2020 respectively.
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
2022 FORM 10-K | 72

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the fiscal year ended September 30, 2022, approximately 6.7 percent of our operating revenues were generated from international locations compared to 5.0 percent during the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2022, approximately 81.6 percent of operating revenues from international locations were from operations in South America compared to 48.9 percent during the fiscal year ended September 30, 2021. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 DISCONTINUED OPERATIONS
Noncurrent liabilities from discontinued operations include an uncertain tax liability related to the country of Venezuela. Expenses incurred for in-country obligations are reported as discontinued operations within our Consolidated Statements of Operations.
The activity for each fiscal year presented was due to the remeasurement of an uncertain tax liability as a result of the devaluation of the Venezuela Bolivar. Early in 2018, the Venezuelan government announced that it changed the existing dual-rate foreign currency exchange system by eliminating its heavily subsidized foreign exchange rate, which was 10 Bolivars per United States dollar, and relaunched an exchange system known as DICOM. The Venezuela government also established a new currency called the “Sovereign Bolivar,” which was determined by the elimination of five zeros from the old currency. The DICOM floating rate was approximately 4,181,782, and 436,677 Bolivars per United States dollar at September 30, 2021 and 2020, respectively. In October 2021, the Venezuelan government launched another monetary overhaul by cutting six zeros from the Bolivar in response to hyperinflation and to simplify accounting. As such, as of September 30, 2022, the DICOM floating rate was approximately eight Bolivars per United States dollar. The DICOM floating rate may not reflect the barter market exchange rates.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2022 and 2021 consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2022	September 30, 2021
Drilling services equipment	4 - 15 years	$6,369,888	$6,229,011
Tubulars	4 years	569,496	573,900
Real estate properties	10 - 45 years	45,557	43,302
Other	2 - 23 years	422,479	459,741
Construction in progress[1]		70,119	47,587
		7,477,539	7,353,541
Accumulated depreciation		(4,516,730)	(4,226,254)
Property, plant and equipment, net		$2,960,809	$3,127,287

Assets held-for-sale		$4,333	$71,453
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
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
2022 FORM 10-K | 73

As a result of these indicators, we performed impairment testing at March 31, 2020 on each of our Domestic non super-spec and International conventional, FlexRig® 3, and FlexRig® 4 asset groups, which had an aggregate net book value of $605.8 million. We concluded that the net book value of each asset group was not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $441.4 million in the Consolidated Statement of Operations for the fiscal year ended September 30, 2020. Of the $441.4 million total impairment charge recorded, $292.4 million and $149.0 million was recorded in the North America Solutions and International Solutions segments, respectively. No further impairments were recognized in fiscal year 2020. Impairment was measured as the amount by which the net book value of each asset group exceeded its fair value as of the assessment date.
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
Depreciation
Depreciation in the Consolidated Statements of Operations of $396.0 million, $412.5 million and $474.7 million includes abandonments of $6.6 million, $2.0 million and $4.0 million for the fiscal years 2022, 2021 and 2020, respectively.
Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2020	$—
Plus:
Asset additions	77,929
Less:
Sale of assets held-for-sale	(6,476)
Balance at September 30, 2021	71,453
Plus:
Asset additions	2,580
Less:
Sale of assets held-for-sale	(67,592)
Reclassification to assets held and used	(2,108)
Balance at September 30, 2022	$4,333
In March 2021, the Company's leadership continued the execution of the current strategy, which was initially introduced in 2019, focusing on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company developed a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represented their fair value less estimated cost to sell as of the assessment date, and were reclassified as held-for-sale in the second and third quarters of fiscal year 2021. As a result, we recognized a non-cash impairment charge of $56.4 million during the fiscal year ended September 30, 2021 in the Consolidated Statement of Operations. During the fiscal year ended September 30, 2022 and September 30, 2021, we completed the sale of assets with a net book value of $2.6 million and $6.5 million, respectively, that were originally classified as held-for-sale during the second and third quarters of fiscal year 2021.
2022 FORM 10-K | 74

During September 2021, the Company agreed to sell eight FlexRig land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling") for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. We received the $86.5 million in cash consideration in advance of delivering the rigs. As part of the sales agreement, the rigs were delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. No rigs were delivered to ADNOC Drilling as of September 30, 2021 and, therefore, the total cash proceeds of $86.5 million was recorded in Accrued Liabilities within our Consolidated Balance Sheets as of September 30, 2021.
As of September 30, 2022, ADNOC Drilling accepted delivery of all eight rigs resulting in a gain of $3.1 million, after $27.8 million of selling costs, during the fiscal year ended September 30, 2022. Upon final acceptance of delivery, these rigs were removed from assets classified as held-for-sale as of September 30, 2022. The gain is recorded in Other (Gain) Loss on Sale of Assets within our Consolidated Statement of Operations for the fiscal year ended September 30, 2022. We paid approximately $21.6 million in cash charges attributable to selling costs for the eight rigs during fiscal year 2022.
During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenue during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale on the Consolidated Balance Sheets as of September 30, 2021. As a result, we recognized a non-cash impairment charge of $14.4 million in the Consolidated Statements of Operations during the year ended September 30, 2021. During the fiscal year ended September 30, 2022, we closed on the sale of these assets in two separate transactions. The sale of our trucking services assets was completed on November 3, 2021 while the sale of our casing running services assets was completed on November 15, 2021 for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million during the fiscal year ended September 30, 2022. Losses related to the sale of these assets are recorded in Other (Gain) Loss on Sale of Assets within our Consolidated Statements of Operations. During the year ended September 30, 2022 we recognized $1.1 million in earnout proceeds associated with the sale of our trucking services assets within Other (Gain) Loss on Sale of Assets on the Consolidated Statements of Operations.
During the first quarter of fiscal year 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as Assets Held-for-Sale on our Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment and recorded in the Consolidated Statement of Operations for fiscal year ended September 30, 2022. During the second quarter of fiscal year 2022, we completed the sale of these assets, resulting in no gain or loss as a result of the sale.
During the first quarter of fiscal year 2022, we identified two international FlexRig® drilling rigs located in Colombia that met the asset held-for-sale criteria and were reclassified as Assets Held-for-Sale on our Consolidated Balance Sheets. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Consolidated Statement of Operations during the fiscal year ended September 30, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million. During the second quarter of fiscal year ended September 30, 2022, we completed the sale of the two international FlexRig® drilling rigs for total consideration of $0.9 million, resulting in no gain or loss as a result of the sale.
The significant assumptions utilized in the valuations of held-for-sale were based on our intended method of disposal, historical sales of similar assets, and market quotes and are classified as Level 2 and Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures. Although we believe the assumptions used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
(Gain)/Loss on Sale of Assets
Prior to the fiscal year ended September 30, 2022, Gain on Reimbursement of Drilling Equipment and Other (Gain) Loss on Sale of Assets was presented in the aggregate as Gain (Loss) on Sale of Assets on our Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in the Gain (Loss) on Sale of Assets during the years ended September 30, 2021 and 2020, as presented below.
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $29.4 million, $12.3 million, $27.0 million in fiscal years 2022, 2021 and 2020, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on Reimbursement of Drilling Equipment within our Consolidated Statements of Operations.
Other (Gain)/Loss on Sale of Assets
We recognized a (gain) loss of $(5.4) million, $11.3 million and $(19.8) million in fiscal years 2022, 2021 and 2020, respectively, related to the sale of rig equipment and other capital assets. These amounts are recorded in Other (Gain) Loss on Sale of Assets within our Consolidated Statements of Operations.
2022 FORM 10-K | 75

Fiscal Year 2022 During the first quarter of fiscal year 2022, we closed on the sale of our trucking and casing running assets resulting in a loss of $3.4 million, as mentioned above. We also recognized a gain of $1.1 million in earnout proceeds associated with the sale of our trucking services assets during the fiscal year ended September 30, 2022.
During the same fiscal period, ADNOC Drilling accepted delivery of all eight rigs resulting in an aggregate gain of $3.1 million, as mentioned above. We also recognized a gain of $4.2 million related to the sale of other held-for-sale assets (discussed above) during the fiscal year ended September 30, 2022.
Fiscal Year 2021 During the fiscal year ended September 30, 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million. Additionally during the fiscal year ended September 30, 2021, we sold excess drilling equipment and spares, which resulted in a loss of $31.2 million and we also sold assets previously classified as held-for-sale, which resulted in a $3.1 million gain.
Fiscal Year 2020 During the fiscal year ended September 30, 2020, we closed on the sale of a portion of our real estate investment portfolio, including six industrial sites, for total consideration, net of selling related expenses, of $40.7 million and an aggregate net book value of $13.5 million, resulting in a gain of $27.2 million.

NOTE 5 LEASES
Lease Position

(in thousands)	September 30, 2022	September 30, 2021
Operating lease commitments, including probable extensions[1]	$44,769	$56,667

Discounted using the lessee's incremental borrowing rate	$41,002	$52,372
(Less): short-term leases recognized on a straight-line basis as expense	(1,052)	(1,761)
(Less): other	(218)	(123)
Lease liability recognized	$39,732	$50,488

Of which:
Current lease liabilities	$12,382	$12,624
Non-current lease liabilities	27,350	37,864
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future, those probable extensions are included in the operating lease liability balance.

The recognized right-of-use assets relate to the following types of assets:

(in thousands)	September 30, 2022	September 30, 2021
Properties	$38,925	$48,176
Equipment	125	935
Other	14	76
Total right-of-use assets	$39,064	$49,187
Lease Costs

The following table presents certain information related to the lease costs for our operating leases:

	Year ended September 30,
(in thousands)	2022	2021
Operating lease cost	$9,687	$13,686
Short-term lease cost	1,546	3,580
Total lease cost	$11,233	$17,266
2022 FORM 10-K | 76

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:.

	September 30, 2022	September 30, 2021
Weighted average remaining lease term	5.9	6.7
Weighted average discount rate	2.5%	2.5%
Lease Obligations

Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2022 (in thousands) are as follows:

Fiscal Year	Amount
2023	$9,767
2024	7,801
2025	4,501
2026	2,033
2027	2,046
Thereafter	5,465
Total[1]	$31,613
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future, those probable extensions are included in the operating lease liability balance.
Total rent expense was $11.2 million, $17.3 million and $18.6 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The future minimum lease payments for our Tulsa corporate office and our Tulsa industrial facility represent a material portion of the amounts shown in the table above. The lease agreement for our Tulsa corporate office commenced on May 30, 2003 and has subsequently been amended, most recently on April 1, 2021. The agreement will expire on January 31, 2025; however, we have two five-year renewal options, which were not recognized as part of our right-of-use assets and lease liabilities. The lease agreement for our Tulsa industrial facility, where we perform maintenance and assembly of FlexRig® components commenced on December 21, 2018 and will expire on June 30, 2025; however, we have two two-year renewal options which were recognized as part of our right-of-use assets and lease liabilities.
During the fiscal year ended September 30, 2021, we downsized and relocated our Houston assembly facility to a new location. Refer to Note 18—Restructuring Charges for additional details. As a result, and during fiscal year 2021, we entered into a lease agreement for a new assembly facility located in Galena Park, Texas. This lease agreement commenced on January 1, 2021 and will expire on December 31, 2030; however, we have one unpriced renewal option for a minimum of five years and a maximum of 10 years, which was not recognized as part of our right-of-use assets and lease liabilities. This contract is accounted for as an operating lease resulting in an operating lease right-of-use asset of $12.2 million and $16.0 million, and minimum lease liability of $12.5 million and $16.2 million, as of September 30, 2022 and 2021, respectively.

NOTE 6 GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist. All of our goodwill is within our North America Solutions reportable segment.

During the fiscal years ended September 30, 2022 and 2021, we had no additions or impairments to goodwill. As of September 30, 2022 and September 30, 2021, the goodwill balance was $45.7 million.
2022 FORM 10-K | 77

Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consisted of the following:

		September 30, 2022			September 30, 2021
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$28,137	$60,959	$89,096	$22,182	$66,914
Intellectual property	13 years	2,000	328	1,672	1,500	216	1,284
Trade name	20 years	5,865	1,475	4,390	5,865	1,158	4,707
Customer relationships	5 years	4,000	3,867	133	4,000	3,067	933
		$100,961	$33,807	$67,154	$100,461	$26,623	$73,838

Amortization expense in the Consolidated Statements of Operations was $7.2 million for fiscal years 2022, 2021 and 2020, and is estimated to be $6.6 million for fiscal year 2023, and approximately $6.4 million for fiscal year 2024 through 2027.
Impairment - Fiscal Year 2020
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
The recoverable amount of the H&P Technologies reporting unit was determined based on a fair value calculation which uses cash flow projections based on the Company's financial projections presented to the Board covering a five-year period, and a discount rate of 14.0 percent. Cash flows beyond that five-year period were extrapolated using the fifth-year data with no implied growth factor. The reporting unit level is defined as an operating segment or one level below an operating segment.
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
2022 FORM 10-K | 78

NOTE 7 DEBT

We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	September 30, 2022			September 30, 2021
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due March 19, 2025[1]	$—	$—	$—	$487,148	$(3,662)	$483,486
Due September 29, 2031	550,000	(7,390)	542,610	550,000	(8,003)	541,997
	550,000	(7,390)	542,610	1,037,148	(11,665)	1,025,483

Less: long-term debt due within one year	$—	—	—	(487,148)	3,662	(483,486)
Long-term debt	$550,000	$(7,390)	$542,610	$550,000	$(8,003)	$541,997
(1)Debt was extinguished prior to maturity date. Refer to 'Senior Notes' section below.
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
On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Consolidated Statements of Operations during the fiscal year ended September 30, 2022.
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
2022 FORM 10-K | 79

The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. In March 2022, the 2018 Credit Facility was amended to change the benchmark rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Following the amendment, we can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2022, the spread over SOFR would have been 1.125 percent had borrowings been outstanding under the 2018 Credit Facility and commitment fees would have been 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of September 30, 2022, we had $55.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $55.0 million, $38.1 million of financial guarantees were outstanding as of September 30, 2022. Separately, we had $2.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $40.1 million outstanding as of September 30, 2022. In October 2022, we increased one of our standby letters of credit by $1.9 million.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2022, we were in compliance with all debt covenants.

At September 30, 2022, aggregate maturities of long-term debt are as follows (in thousands):

Year ending September 30,
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter - Due 2031	550,000
$550,000

NOTE 8 INCOME TAXES
Income Tax (Benefit) Provision and Rate

The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Current:
Federal	$40,245	$(15,466)	$15,431
Foreign	10,703	772	1,495
State	1,906	725	523
	52,854	(13,969)	17,449
Deferred:
Federal	(32,382)	(81,760)	(127,096)
Foreign	(1,310)	4,106	(12,390)
State	5,204	(12,098)	(18,069)
	(28,488)	(89,752)	(157,555)
Total provision (benefit)	$24,366	$(103,721)	$(140,106)
2022 FORM 10-K | 80

The amounts of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Domestic	$(14,411)	$(412,556)	$(458,364)
Foreign	45,329	(28,624)	(178,134)
	$30,918	$(441,180)	$(636,498)

The reconciliation of our effective income tax rates to the U.S. Federal income tax rate is as follows:

	Year Ended September 30,
	2022	2021	2020
U.S. Federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign taxes	31.7	0.1	(0.2)
State income taxes, net of federal tax benefit	21.7	2.6	2.8
Other impact of foreign operations	3.5	—	(0.5)
Non-deductible meals and entertainment	1.0	(0.1)	(0.2)
Equity compensation	9.6	(0.8)	(0.3)
Excess officer's compensation	3.8	—	(0.2)
Foreign derived intangible income	(13.8)	—	—
Other	0.3	0.7	(0.4)
Effective income tax rate	78.8%	23.5%	22.0%

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
The components of our net deferred tax liabilities are as follows:

	September 30,
(in thousands)	2022	2021
Deferred tax liabilities:
Property, plant and equipment	$558,293	$598,798
Marketable securities	9,766	1,669
Other	24,460	26,244
Total deferred tax liabilities	592,519	626,711
Deferred tax assets:
Pension reserves	4,811	5,791
Self-insurance reserves	7,333	7,862
Net operating loss, foreign tax credit, and other federal tax credit carryforwards	8,673	25,474
Financial accruals	31,022	31,910
Other	13,678	17,963
Total deferred tax assets	65,517	89,000
Valuation allowance	(10,710)	(25,726)
Net deferred tax assets	54,807	63,274
Net deferred tax liabilities	$537,712	$563,437

The change in our net deferred tax assets and liabilities is impacted by foreign currency remeasurement.

2022 FORM 10-K | 81

As of September 30, 2022, we had federal, state and foreign tax net operating loss carryforwards of approximately $4.5 million, $45.7 million and $14.3 million, respectively, federal and foreign research and development tax credits of approximately $0.4 million and $0.5 million, respectively, and foreign tax credit carryforwards of approximately $0.9 million which will expire in fiscal 2023 through 2042 and some of which can be carried forward indefinitely. Certain of these carryforwards are subject to various rules which impose limitations on their utilization. The valuation allowance is primarily attributable to foreign net operating loss carryforwards of $3.1 million, foreign tax credit carryforwards of $0.9 million, and equity compensation of $6.8 million which more likely than not will not be utilized.
Unrecognized Tax Benefits

We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the Consolidated Statements of Operations. As of September 30, 2022, 2021 and 2020, we had accrued interest and penalties of $3.0 million, $2.9 million and $2.8 million, respectively. A reconciliation of the change in our gross unrecognized tax benefits are as follows:

(in thousands)	2022	2021	2020
Unrecognized tax benefits at October 1,	$1,678	$13,440	$15,759
Gross decreases - current period effect of tax positions	(718)	(11,648)	(2,338)
Gross increases - current period effect of tax positions	—	—	20
Expiration of statute of limitations for assessments	—	(114)	(1)
Unrecognized tax benefits at September 30,	$960	$1,678	$13,440

As of September 30, 2022, 2021 and 2020, our liability for unrecognized tax benefits includes $0.7 million and $1.4 million and $13.0 million, respectively, of unrecognized tax benefits related to discontinued operations that, if recognized, would not affect the effective tax rate. The remaining unrecognized tax benefits would affect the effective tax rate if recognized. The liabilities for unrecognized tax benefits and related interest and penalties are included in other noncurrent liabilities in our Consolidated Balance Sheets.
For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax position associated with our U.S. and international operations that could result in increases or decreases of our unrecognized tax benefits. However, we do not expect any such increases or decreases to have a material effect on our results of operations or financial position.
Tax Returns
We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2018 through 2021, with exception of certain state jurisdictions currently under audit. The tax years remaining open to examination by foreign jurisdictions include 2003 through 2021.

NOTE 9 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors (the "Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the fiscal year ended September 30, 2022 and 2020, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million and 1.5 million common shares at an aggregate cost of $28.5 million, respectively, which are held as treasury shares. There were no repurchases of common shares during the fiscal year ended September 30, 2021.
During the year ended September 30, 2022, we declared $106.8 million in cash dividends. A cash dividend of $0.25 per share was declared on September 7, 2022 for shareholders of record on November 15, 2022, payable on December 1, 2022. As a result, we recorded a Dividend Payable of $26.7 million on our Consolidated Balance Sheets as of September 30, 2022.
2022 FORM 10-K | 82

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30,
(in thousands)	2022	2021	2020
Pre-tax amounts:
Unrealized actuarial loss	(15,703)	(26,268)	(33,923)
	$(15,703)	$(26,268)	$(33,923)
After-tax amounts:
Unrealized actuarial loss	(12,072)	(20,244)	(26,188)
	$(12,072)	$(20,244)	$(26,188)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the fiscal year ended September 30, 2022:

(in thousands)	Defined Benefit Pension Plan
Balance at September 30, 2021	$(20,244)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	8,172
Net current-period other comprehensive income	8,172
Balance at September 30, 2022	$(12,072)

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
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the fiscal years ended September 30, 2022, 2021 and 2020, early termination revenue associated with term contracts was approximately $0.7 million, $7.7 million and $73.4 million, respectively.
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
With most drilling contracts, we also receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenue associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service. These revenues are deferred and recognized on a straight-line basis over the related contract term that drilling services are provided.
2022 FORM 10-K | 83

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
On November 12, 2021, we settled a drilling contract dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. (Argentina) ("YPF"). The settlement required that YPF make a one-time cash payment to H&P in the amount of $11.0 million and enter into drilling service contracts for three drilling rigs, each with multi-year terms. In addition, both parties were released of all outstanding claims against each other, and as a result, H&P recognized $5.4 million in revenue primarily due to accrued contingent liabilities for disputed amounts. Total revenue recognized as a result of the settlement in the amount of $16.4 million is included in Drilling Services Revenue within the International Solutions segment on our Consolidated Statements of Operations for the fiscal year ended September 30, 2022.
Contract Costs
Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations, and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of September 30, 2022 and 2021, we capitalized fulfillment costs of $6.3 million and $4.3 million respectively, which is included within Prepaid Expenses and Other Assets on our Consolidated Balance Sheets.
If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of September 30, 2022 was approximately $1.2 billion, of which $0.8 billion is expected to be recognized during fiscal year 2023, and approximately $0.4 billion in fiscal year 2024 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
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
In some instances, we may be entitled to receive payments in advance of satisfying our performance obligations under the contract. We recognize a liability for these payments in excess of revenue recognized, referred to as deferred revenue or contract liabilities, within Accrued liabilities and Other noncurrent liabilities in our Consolidated Balance Sheets. Contract balances are presented at the net amount at a contract level.

The following table summarizes the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	September 30, 2022	September 30, 2021
Contract assets, net	$6,319	$4,513
2022 FORM 10-K | 84

(in thousands)	September 30, 2022
Contract liabilities balance at October 1, 2020	$8,636
Payment received/accrued and deferred	30,721
Revenue recognized during the period	(30,071)
Contract liabilities balance at September 30, 2021	9,286
Payment received/accrued and deferred	58,202
Revenue recognized during the period	(46,842)
Contract liabilities balance at September 30, 2022	$20,646

NOTE 11 STOCK-BASED COMPENSATION
On March 3, 2020, the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) was approved by our stockholders. The 2020 Plan is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units (including performance share units), share bonuses, other share-based awards and cash awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date.  Awards outstanding under the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan") remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives' long-term equity incentive compensation. As a result, there were no stock options granted during the fiscal years ended September 30, 2022, 2021, and 2020. We have also eliminated stock options as an element of our non-employee director compensation program. At September 30, 2022, we had 2.4 million outstanding exercisable stock options with weighted-average exercise prices of $63.90.
During the fiscal year ended September 30, 2022, 743,920 shares of restricted stock awards and 227,385 performance share units were granted under the 2020 Plan.

A summary of compensation cost for stock-based payment arrangements recognized in Drilling Services Operating Expense, Research and Development Expense and Selling, General and Administrative Expense on our Consolidated Statements of Operations, in fiscal years 2022, 2021 and 2020 is as follows:

	September 30,
(in thousands)	2022	2021	2020
Stock-based compensation expense
Drilling services operating	$5,142	$5,927	$9,086
Research and development	1,551	1,271	765
Selling, general and administrative	21,339	20,660	29,960
Restructuring charges[1]	—	—	(3,482)
	$28,032	$27,858	$36,329
.
(1)These restructuring charges are specific to the stock-based compensation benefit which resulted from the recognition of forfeitures in fiscal year 2020. Refer to Note 18—Restructuring Charges to our Consolidated Financial Statements for details.
Restricted Stock
Restricted stock awards consist of our common stock. Awards granted prior to September 30, 2020 are time-vested over four years, and awards granted after September 30, 2020 are time vested over three years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of September 30, 2022, there was $24.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.
2022 FORM 10-K | 85

A summary of the status of our restricted stock awards as of September 30, 2022, and of changes in restricted stock outstanding during the fiscal years ended September 30, 2022, 2021 and 2020, is as follows:

	2022		2021		2020
(shares in thousands)	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at October 1,	1,412	$37.36	1,280	$49.81	1,085	$61.28
Granted	744	25.83	701	25.61	781	39.99
Vested[2]	(610)	39.81	(534)	51.79	(501)	59.46
Forfeited	(53)	30.98	(35)	35.76	(85)	48.98
Non-vested restricted stock outstanding at September 30,	1,493	$30.85	1,412	$37.36	1,280	$49.81
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the fiscal years ended September 30, 2022, 2021, and 2020, 14,199, 18,906, and 20,616 restricted phantom stock units were granted, respectively. During the fiscal years ended September 30, 2022, and 2021, 18,906 and 20,616 restricted phantom stock units vested during the period, respectively. There were no restricted phantom stock units that vested during fiscal year 2020, as it was the first year that restricted phantom stock units were granted.
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
The grant date fair value of performance units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies' stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of September 30, 2022, there was $8.9 million of unrecognized compensation cost related to unvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
2022 FORM 10-K | 86

A summary of the status of our performance units as of September 30, 2022, 2021 and 2020 and changes in non-vested performance units outstanding during the fiscal years ended September 30, 2022, 2021 and 2020 is presented below:

	2022		2021		2020
(in thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested performance units outstanding at October 1,	699	$41.55	337	$51.09	145	$62.66
Granted	227	30.12	313	29.77	259	43.40
Vested [1]	(161)	62.66	—	—	—	—
Dividend rights performance units credited	15	32.82	60	49.64	—	—
Forfeited	(54)	34.16	(11)	43.40	(67)	46.35
Non-vested performance units outstanding September 30,[2]	726	$33.67	699	$41.55	$337	$51.09
(1)The number of performance units vested includes units that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
(2)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 96,819 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 1,145,726 additional performance units could vest or become eligible to vest.

The weighted-average fair value calculations for performance units granted within the fiscal period are based on the following weighted-average assumptions set forth in the table below.

	2022	2021	2020
Risk-free interest rate[1]	1.0%	0.2%	1.6%
Expected stock volatility[2]	67.3%	62.3%	34.8%
Expected term (in years)	3	3	3
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
2022 FORM 10-K | 87

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	September 30,
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$6,552	$(337,459)	$(496,392)
Income from discontinued operations	401	11,309	1,895
Net income (loss)	6,953	(326,150)	(494,497)
Adjustment for basic earnings (loss) per share
Losses allocated to unvested shareholders	(1,508)	(1,350)	(2,647)
Numerator for basic earnings (loss) per share:
From continuing operations	5,044	(338,809)	(499,039)
From discontinued operations	401	11,309	1,895
	5,445	(327,500)	(497,144)
Numerator for diluted earnings (loss) per share:
From continuing operations	5,044	(338,809)	(499,039)
From discontinued operations	401	11,309	1,895
	$5,445	$(327,500)	$(497,144)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	105,891	107,818	108,009
Effect of dilutive shares from stock options, restricted stock and performance share units	664	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	106,555	107,818	108,009
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$(3.14)	$(4.62)
Income from discontinued operations	—	0.10	0.02
Net income (loss)	$0.05	$(3.04)	$(4.60)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$(3.14)	$(4.62)
Income from discontinued operations	—	0.10	0.02
Net income (loss)	$0.05	$(3.04)	$(4.60)

We had a net loss for fiscal years 2021 and 2020. Accordingly, our diluted earnings per share calculation for those years were equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

(in thousands, except per share amounts)	2022	2021	2020
Potentially dilutive shares excluded as anti-dilutive	2,543	3,894	4,004
Weighted-average price per share	$62.36	$57.23	$60.72

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
2022 FORM 10-K | 88

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

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$98,264	—	98,264	—
U.S. government and federal agency securities	18,837	18,837	—	—
Total short-term investments	117,101	18,837	98,264	—

Investments:
Non-qualified supplemental savings plan	14,301	14,301	—	—
Equity investment in ADNOC Drilling	147,370	147,370	—	—
Debt security investment in Galileo	33,000	—	—	33,000
Other debt securities	565	—	—	565
Total investments	195,236	161,671	—	33,565

Liabilities
Contingent consideration	$4,022	$—	$—	$4,022

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$192,950	$—	$192,950	$—
U.S. government and federal agency securities	5,750	5,750	—	—
Total short-term investments	198,700	5,750	192,950	—

Investments:
Non-qualified supplemental savings plan	18,221	18,221	—	—
Equity and debt securities	14,358	13,858	—	500
Cornerstone investment in ADNOC Drilling	100,000	100,000	—	—
Total investments	132,579	132,079	—	500

Liabilities
Contingent consideration	$2,996	$—	$—	$2,996
Short-term Investments Short-term investments primarily include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in other income (expense) in the Consolidated Statements of Operations. These securities are recorded at fair value. Level 1 inputs include U.S. agency issued debt securities with active markets and money market funds. For these items, quoted current market prices are readily available. Level 2 inputs include corporate bonds measured using broker quotations that utilize observable market inputs.
Long-term Investments Our long-term investments include debt and equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan") and are recorded within Investments on our Consolidated Balance Sheets. Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs.
2022 FORM 10-K | 89

During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced IPO, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s IPO was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments in our Consolidated Balance Sheets. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. During the fiscal year ended September 30, 2022, we recognized a gain of $47.4 million on our Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period. As of September 30, 2022, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
During the fiscal year ended September 30, 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2 ("Galileo Parent"). We do not intend to sell this investment prior to its maturity date or an exit event. As of September 30, 2022, the fair value of the convertible note was approximately equal to the cost basis.
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Year Ended
(in thousands)	2022	2021
Assets at beginning of period	$500	$500
Purchases	36,065	—
Transfers out[1]	(3,000)	—
Assets at end of period	$33,565	$500
(1)Conversion from debt to equity security
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at September 30, 2022:

Fair Value	Valuation Technique	Unobservable Inputs
$33,000	Black-Scholes-Merton model	Discount rate	22.4%
		Risk-free rate	4.0%
		Equity volatility	92.5%
The above significant unobservable inputs are subject to change based on changes in economic and market conditions. The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. Significant increases or decreases in the discount rate, risk-free rate, and equity volatility in isolation would result in a significantly lower or higher fair value measurement. It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.
During the fiscal year ended September 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. For the fiscal year ended September 30, 2022, we recorded a total gain of $8.2 million related to this investment, which included a $0.5 million gain recognized upon the sale of our investment and a $7.7 million gain as a result of the change in fair value of the investment during the period. This activity is reported in Gain (Loss) on Investment Securities in our Consolidated Statements of Operations. This investment was classified as Level 1 and based on the quoted stock price.
2022 FORM 10-K | 90

Contingent Consideration
Other financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019 and certain consulting services. Contingent consideration is recorded in Accrued Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets based on the expected timing of milestone achievements. The following table reconciles changes in the fair value of our Level 3 liabilities for the periods presented below:

(in thousands)	2022	2021
Liabilities at beginning of period	$2,996	$9,123
Additions	1,500	—
Total gains or losses:
Included in earnings	(224)	1,123
Settlements[1]	(250)	(7,250)
Liabilities at end of period	$4,022	$2,996
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
Other Equity Securities
We also hold various other equity securities without readily determinable fair values. These equity securities are measured at cost, less any impairments, and recorded within Investments on our Consolidated Balance Sheets. As of September 30, 2022 and 2021, the aggregate balance of these equity securities was $23.7 million and $2.9 million, respectively. During the fiscal year ended September 30, 2022 and 2021, we did not record any impairments on these investments.
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Year Ended September 30,
(in thousands)	2022	2021
Assets at beginning of period	$2,865	$—
Purchases	15,177	2,865
Transfers in1	3,000	—
Unrealized gain included in earnings	2,703	—
Assets at end of period	$23,745	$2,865
(1)Conversion from debt to equity security
Geothermal Investments
As of September 30, 2022 and 2021 the aggregate balance of our debt and equity security investments in geothermal energy was $23.7 million and $2.7 million, respectively. All of our geothermal investments are considered a Level 3 input based on the absence of market activity. These investments include assets measured on both a recurring and nonrecurring basis (discussed in the subsections above).
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at September 30, 2022 and 2021.
2022 FORM 10-K | 91

The following information presents the supplemental fair value information for our current and long-term fixed-rate debt at September 30, 2022 and 2021:

	September 30,
(in millions)	2022	2021
Current portion of long-term debt, net[1]
Carrying value	$—	$483.5
Fair value	—	541.6

Long-term debt, net
Carrying value	542.6	542.0
Fair value	430.7	554.3
(1)On October 27, 2021 we redeemed the outstanding 2025 Notes. See Note 7—Debt to our Consolidated Financial Statements.

The fair values of the current and long-term fixed-rate debt is based on broker quotes at September 30, 2022 and 2021.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

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

The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of Pension Plan assets over the two-year period ended September 30, 2022 and a statement of the funded status as of September 30, 2022 and 2021:

	September 30,
(in thousands)	2022	2021
Accumulated benefit obligation	$60,463	$110,352
Changes in projected benefit obligations:
Projected benefit obligation at beginning of year	$110,352	$116,146
Interest cost	2,537	2,925
Actuarial (gain) loss	(16,260)	7,111
Benefits paid	(36,166)	(15,749)
Other	—	(81)
Projected benefit obligation at end of year	$60,463	$110,352
Change in plan assets:
Fair value of plan assets at beginning of year	$87,255	$86,103
Actual return on plan assets	(14,324)	11,835
Employer contribution	5,000	5,066
Benefits paid	(36,167)	(15,749)
Fair value of plan assets at end of year	$41,764	$87,255
Funded status of the plan at end of year	$(18,699)	$(23,097)

Fluctuations in actuarial gains and losses during the period are primarily due to changes in the discount rate and investment returns. The mortality table issued by the Society of Actuaries in October 2021 was used for the September 30, 2022 pension calculation.
The amounts recognized in the Consolidated Balance Sheets at September 30, 2022 and 2021 are as follows:

	September 30,
(in thousands)	2022	2021
Accrued liabilities	$—	$—
Noncurrent liabilities-other	(18,699)	(23,097)
Net amount recognized	$(18,699)	$(23,097)
2022 FORM 10-K | 92

The amounts recognized in Accumulated Other Comprehensive Income (Loss) at September 30, 2022 and 2021, and not yet reflected in net periodic benefit cost, are as follows:

	September 30,
(in thousands)	2022	2021
Net actuarial loss	$15,703	$26,268
Unrecognized actuarial gains/losses outside of a corridor of the greater of: 1) 10 percent of the Projected Benefit Obligation, or 2) the fair value of assets, are amortized into expense for the year on a straight-line basis over the average remaining service years of participants. Amortization is not carried from year-to-year as the calculation resets each year.

The weighted average assumptions used for the pension calculations were as follows:

	September 30,
	2022	2021	2020
Discount rate for net periodic benefit costs	2.75%	2.66%	3.16%
Discount rate for year-end obligations	5.44%	2.75%	2.66%
Expected return on plan assets	4.25%	3.50%	4.65%
We made a voluntary contribution of $5.0 million in both fiscal year 2022 and fiscal year 2021. In fiscal year 2023, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2023 if needed to fund unexpected distributions in lieu of liquidating pension assets.

Components of the net periodic pension expense were as follows:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Interest cost	$2,537	$2,925	$3,598
Expected return on plan assets[1]	(2,481)	(3,722)	(4,784)
Recognized net actuarial loss	2,080	3,205	2,718
Settlement expense	9,031	3,448	3,001
Other	—	(81)	—
Net pension expense	$11,167	$5,775	$4,533
(1)The Company uses the fair value of plan assets in determining the expected return on plan assets.

We record settlement expense when benefit payments exceed the total annual interest costs. During March 2022, the Company's domestic noncontributory defined benefit pension plan was amended to include a limited lump sum distribution option and a special eligibility window to be available to certain participants. During the period beginning on May 2, 2022 and ending on June 30, 2022, these participants could elect the limited lump sum distribution. This one-time lump sum was subsequently paid in August 2022 and resulted in a pension settlement charge of $7.8 million during the year ended September 30, 2022.

The following table reflects the expected benefits to be paid from the Pension Plan in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands):

Year Ended September 30,
2023	2024	2025	2026	2027	2028 – 2032	Total
$5,479	$5,049	$5,614	$5,088	$5,376	$22,827	$49,433
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
2022 FORM 10-K | 93

The expected long-term rate of return on Pension Plan assets is based on historical and projected rates of return for current and planned asset classes in the Pension Plan’s investment portfolio after analyzing historical experience and future expectations of the return and volatility of various asset classes.

During the 2021 fiscal year, we implemented a glide-path strategy with a goal to reduce risk as certain funded levels are achieved and began aligning our fixed income exposure with our pension liabilities. The target allocation for 2023 and the asset allocation for the Pension Plan at the end of fiscal years 2022 and 2021, by asset category, were as follows:

	Target Allocation	September 30,
Asset Category	2023	2022	2021
U.S. equities	17%	18%	46%
International equities	12	11	17
Fixed income	71	71	37
Total	100%	100%	100%
Plan Assets

    The fair value of Pension Plan assets at September 30, 2022 and 2021, summarized by level within the fair value hierarchy described in Note 13—Fair Value Measurement of Financial Instruments, are as follows:

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$555	$555	$—	$—
Mutual funds:
Domestic stock funds	7,318	7,318	—	—
Bond funds	29,093	29,093	—	—
International stock funds	4,739	4,739	—	—
Total mutual funds	41,150	41,150	—	—
Oil and gas properties	59	—	—	59
Total	$41,764	$41,705	$—	$59

	September 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$2,444	$2,444	$—	$—
Mutual funds:
Domestic stock funds	35,212	35,212	—	—
Bond funds	17,679	17,679	—	—
Balanced funds	17,520	17,520	—	—
International stock funds	14,379	14,379	—	—
Total mutual funds	84,790	84,790	—	—
Oil and gas properties	21	—	—	21
Total	$87,255	$87,234	$—	$21
As of September 30, 2022 and 2021, the Pension Plan’s financial assets utilizing Level 1 inputs are valued based on quoted prices in active markets for identical securities.  As of September 30, 2022 and 2021, the Pension Plan’s assets utilizing Level 3 inputs consist of oil and gas properties. The fair value of oil and gas properties is determined by Wells Fargo Bank, N.A., based upon actual revenue received for the previous twelve-month period and experience with similar assets.
Defined Contribution Plan
Substantially all employees on the U.S. payroll may elect to participate in our 401(k)/Thrift Plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first five percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $24.8 million, $13.6 million and $23.8 million in fiscal years 2022, 2021 and 2020, respectively.
2022 FORM 10-K | 94

NOTE 15 SUPPLEMENTAL BALANCE SHEET INFORMATION
The following reflects the activity in our reserve for expected credit losses on trade receivables for fiscal years 2022, 2021 and 2020:

	September 30,
(in thousands)	2022	2021	2020
Reserve for credit losses:
Balance at October 1,	$2,068	$1,820	$9,927
Provision for credit loss	1,077	203	2,203
(Write-off) recovery of credit loss	(170)	45	(10,310)
Balance at September 30,	$2,975	$2,068	$1,820

2022 FORM 10-K | 95

Accounts receivable, prepaid expenses and other current assets, net, accrued liabilities and noncurrent liabilities —other at September 30, 2022 and 2021 consist of the following:

	September 30,
(in thousands)	2022	2021
Accounts receivable, net of reserve:
Trade receivables	$430,944	$204,424
Income tax receivable	27,769	24,470
Total accounts receivable, net of reserve	$458,713	$228,894
Prepaid expenses and other current assets, net:
Deferred mobilization	$5,048	$3,734
Prepaid insurance	7,498	7,313
Prepaid value added tax	6,628	7,682
Prepaid maintenance and rent	13,092	5,540
Accrued demobilization, net	6,319	4,513
Prepaid operating expenses	—	17,959
Prepaid equipment	10,091	—
Other	17,787	20,837
Total prepaid expenses and other current assets, net	$66,463	$67,578
Accrued liabilities:
Accrued operating costs	$26,539	$20,872
Payroll and employee benefits	58,604	69,311
Taxes payable, other than income tax	26,786	25,329
Self-insurance liabilities	38,422	40,060
Deferred income	19,821	8,546
Advance payment for sale of property, plant and equipment	—	86,524
Deferred mobilization revenue	8,959	4,662
Accrued income taxes	40,833	881
Contingent liability	2,750	5,985
Operating lease liability	12,382	12,624
Other	6,055	8,698
Total accrued liabilities	$241,151	$283,492
Noncurrent liabilities — Other:
Pension and other non-qualified retirement plans	$40,423	$47,263
Self-insurance liabilities	38,422	40,910
Contingent liability	1,272	1,759
Deferred revenue	3,162	1,003
Uncertain tax positions including interest and penalties	2,381	2,578
Operating lease liability	27,350	37,864
Payroll tax deferral[1]	—	15,424
Other	377	956
Total noncurrent liabilities — other	$113,387	$147,757
(1)Deferral related to the provisions within the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, which allows for the deferral of the employer share of Social Security tax.

NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At September 30, 2022, we had purchase commitments for equipment, parts and supplies of approximately $148.6 million.
Lease Obligations
    Refer to Note 5—Leases for additional information on our lease obligations.
2022 FORM 10-K | 96

Guarantee Arrangements
We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business. We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.
Contingencies
During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain or loss contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. ("HPIDC"), and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A., seeking damages for the seizure of their Venezuelan drilling business in violation of international law and for breach of contract. While there exists the possibility of realizing a recovery, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.
In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In February 2022, trial began in the matter and the jury reached a verdict against HPIDC and our employee for approximately $126.0 million, including interest. In March 2022, the court entered a judgment consistent with the findings of the jury. In April 2022, the Company and its insurers filed post-trial motions, none of which were granted by the trial judge. However, on June 23, 2022, Plaintiffs' counsel filed a Voluntary Remittitur with the trial court, which formally reduced the verdict to $60.0 million. The Company and its insurers are currently filing motions to appeal the judgement. Accordingly, the Company cannot make an estimate of the possible loss at this time. As of September 30, 2022, we have incurred expenses, mainly legal fees, against the insurance deductible. At this time, we believe our insurance policies will be responsive to the amounts over our $3.0 million insurance deductible and that foreseeable exposures to the Company exceeding the deductible will be recovered through insurance. Accordingly, we do not believe this exposure will exceed our insurance coverage limits.

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
2022 FORM 10-K | 97

Segment Performance
We evaluate segment performance based on income or loss from continuing operations (segment operating income (loss)) before income taxes which includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Allocated general and administrative costs
•Asset impairment charges
•Restructuring charges
but excludes gain on reimbursement of drilling equipment, other (gain) loss on sale of assets, and corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the fiscal years ended September 30, 2022, 2021 and 2020 is shown in the following tables:

	September 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,788,167	$125,465	$136,072	$9,240	$—	$2,058,944
Intersegment	—	—	—	57,047	(57,047)	—
Total sales	1,788,167	125,465	136,072	66,287	(57,047)	2,058,944

Segment operating income (loss)	121,893	23,214	(138)	12,720	(6,422)	151,267
Depreciation and amortization	375,250	9,175	4,156	1,701	—	390,282

	September 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,026,364	$126,399	$57,917	$7,888	$—	$1,218,568
Intersegment	—	—	—	35,416	(35,416)	—
Total sales	1,026,364	126,399	57,917	43,304	(35,416)	1,218,568

Segment operating income (loss)	(287,176)	15,969	(21,003)	(9,704)	(1,580)	(303,494)
Depreciation and amortization	392,415	10,557	2,013	1,426	—	406,411

2022 FORM 10-K | 98

	September 30, 2020
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,474,380	$143,149	$144,185	$12,213	$—	$1,773,927
Intersegment	—	—	—	36,901	(36,901)	—
Total sales	1,474,380	143,149	144,185	49,114	(36,901)	1,773,927

Segment operating income (loss)	(393,902)	7,478	(162,368)	4,403	—	(544,389)
Depreciation and amortization	438,039	11,681	17,531	1,241	—	468,492
The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Consolidated Statements of Operations:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Segment operating income (loss)	$151,267	$(303,494)	$(544,389)
Gain on reimbursement of drilling equipment	29,443	12,322	26,959
Other gain (loss) on sale of assets	5,432	(11,280)	19,816
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(140,850)	(126,097)	(122,573)
Operating income (loss) from continuing operations	45,292	(428,549)	(620,187)
Other income (expense)
Interest and dividend income	18,090	10,254	7,304
Interest expense	(19,203)	(23,955)	(24,474)
Gain (loss) on investment securities	57,937	6,727	(8,720)
Gain on sale of subsidiary	—	—	14,963
Loss on extinguishment of debt	(60,083)	—	—
Other	(11,115)	(5,657)	(5,384)
Total unallocated amounts	(14,374)	(12,631)	(16,311)
Income (loss) from continuing operations before income taxes	$30,918	$(441,180)	$(636,498)
The following table reconciles segment total assets to total assets as reported on the Consolidated Balance Sheets:

	Year Ended September 30,
(in thousands)	2022	2021
Total assets[1]
North America Solutions	$3,406,824	$3,418,569
Offshore Gulf of Mexico	80,993	84,580
International Solutions	330,974	269,820
Other	120,305	95,398
	3,939,096	3,868,367
Investments and corporate operations	416,435	1,165,761
Total assets from continuing operations	$4,355,531	$5,034,128
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
2022 FORM 10-K | 99

The following table presents revenues from external customers by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Operating revenues
United States	$1,920,026	$1,158,230	$1,626,407
Argentina	91,385	27,855	84,402
Bahrain	16,986	27,435	28,653
United Arab Emirates	5,698	957	24,716
Colombia	22,003	1,674	6,414
Other foreign	2,846	2,417	3,335
Total	$2,058,944	$1,218,568	$1,773,927
The following table presents property, plant and equipment by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2022	2021
Property, plant and equipment, net
United States	$2,872,145	$3,042,140
Argentina	54,789	50,944
Colombia	21,809	22,959
Other foreign	12,066	11,244
Total	$2,960,809	$3,127,287

NOTE 18 RESTRUCTURING CHARGES
During the second quarter of fiscal year 2021, we reorganized our IT operations and moved select IT functions to a managed service provider. Costs incurred as of September 30, 2021 in connection with the restructuring are primarily comprised of one-time severance benefits to employees who were involuntarily terminated. During the third quarter of fiscal year 2021, we commenced a voluntary separation program at our local office in Argentina for which we incurred severance charges for employees who were voluntarily terminated.
Additionally, during fiscal year 2021, we continued to take measures to lower our cost structure based on activity levels. During fiscal year 2021, we incurred one-time moving related expenses primarily due to the downsizing and relocation of our Houston assembly facility and various storage yards used for idle rigs. These charges are included in other restructuring expenses within the table below.
The following table summarizes the Company's restructuring charges incurred during the year ended September 30, 2021:

	Year Ended September 30, 2021
(in thousands)	North America Solutions	International Solutions	Corporate	Total
Employee termination benefits	$54	$207	$1,215	$1,476
Other restructuring expenses	3,815	—	635	$4,450
Total restructuring charges	$3,869	207	$1,850	$5,926
Beginning in the third quarter of fiscal year 2020, we implemented cost controls and began evaluating further measures to respond to the combination of weakened commodity prices, uncertainties related to the COVID-19 pandemic, and the resulting market volatility. We restructured our operations to accommodate scale during an industry downturn and to re-organize our operations to align to new marketing and management strategies. We commenced a number of restructuring efforts as a result of this evaluation, which included, among other things, a reduction in our capital allocation plans, changes to our organizational structure, and a reduction of staffing levels. Costs incurred during the fiscal year ended September 30, 2020 in connection with the restructuring were primarily comprised of severance benefits to employees who were voluntarily or involuntarily terminated, benefits related to forfeitures and costs related to modification of stock-based compensation awards.
2022 FORM 10-K | 100

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

NOTE 19 SUBSEQUENT EVENTS
As part of our commitment to return cash to shareholders, on October 17, 2022, the Board of Directors of the Company declared a quarterly cash supplemental dividend of $0.235 per share on the Company’s common stock, payable on December 1, 2022, to stockholders of record at the close of business on November 15, 2022. The payable date and record date of this supplemental dividend coincides with the dates applicable to the Company’s base dividend of $0.25 per share, which was declared on September 7, 2022.
In October 2022, we purchased a $14.1 million equity investment, representing approximately 106 million shares, in Tamboran Resources Limited ("Tamboran"). Tamboran's shares are listed and publicly traded on the Australian Securities Exchange. Additionally, during September 2022, we entered into a fixed-term drilling services agreement with Tamboran. The expected $30.3 million of revenue to be earned over the term of the contract is included within our contract backlog as of September 30, 2022, as mobilization is expected to commence in fiscal year 2023.
2022 FORM 10-K | 101

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
a)    Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our SEC filings, is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules, regulations, and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding financial disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
d)    Changes in Internal Control Over Financial Reporting.
There have been no material changes in our internal controls over financial reporting during the year ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2023, to be filed with the SEC no later than 120 days after September 30, 2022.
We have adopted a Code of Ethics for our Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under “http://ir.helmerichpayne.com/websites/helmerichandpayne/English/4500.html.” Our Internet address is www.helmerichpayne.com. We intend to disclose any amendments to or waivers from this code on our website.
2022 FORM 10-K | 102

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation, as well as director compensation and compensation committee interlocks and insider participation, is incorporated herein by reference to the material beginning with the caption “Compensation Committee Report” and ending with the caption “Pay Ratio Disclosure”, as well as under the captions “Director Compensation in Fiscal Year 2022” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2023, to be filed with the SEC no later than 120 days after September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the material under the captions “Summary of All Existing Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2023, to be filed with the SEC no later than 120 days after September 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the material under the captions “Corporate Governance—Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2023, to be filed with the SEC no later than 120 days after September 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the material under the caption “Proposal 2—Ratification of Appointment of Independent Auditors—Audit Fees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2023, to be filed with the SEC no later than 120 days after September 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:  Our consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated November 16, 2022, are listed below and included in Item 8— “Financial Statements and Supplementary Data” of this Form 10‑K.
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

2022 FORM 10-K | 103

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on June 2, 2021, SEC File No. 001‑04221).

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, SEC File No. 001-04221).

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

10.3	Amendment No. 2 to Credit Agreement, Dated March 8, 2022, among Helmerich & Payne, Inc., the lenders party thereto and Wells Fargo Bank, National Association.

*10.4
Form of Change of Control Agreement applicable to executive officers and certain other employees of Helmerich & Payne, Inc., adopted September 9, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 14, 2020, SEC File No. 001-04221).

*10.5
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

*10.9
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

2022 FORM 10-K | 104

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

*10.13
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

*10.16
Form of Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 18, 2018, SEC File No. 001-04221).

*10.17
Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix “A” of the Company’s Proxy Statement on Schedule 14A filed on January 21, 2020, SEC File No. 001-04221).

*10.18
Helmerich & Payne, Inc. Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, SEC File No. 001-04221).

*10.19
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, SEC File No. 001-04221).

*10.20
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

*10.22
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to employees (incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

*10.23
Amendment to Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the 2020 Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan, dated June 6, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, SEC File No. 001-04221).

*10.24
Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 18, 2022, SEC File No. 001-04221).

*10.25
Form of Restricted Stock Agreement for the Helmerich & Payne Amended and Restated 2020 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-04221).

*10.26
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-04221).

2022 FORM 10-K | 105

*10.27
Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-04221).

*10.28
Form of Restricted Stock Award Agreement applicable to employees for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-04221).

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
*Management or Compensatory Plan or Arrangement.

ITEM 16. FORM 10-K SUMMARY
None.
2022 FORM 10-K | 106

(This page has been left blank intentionally.)
2022 FORM 10-K | 107

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By:	/s/ John W. Lindsay
John W. Lindsay,
Director, President and Chief Executive Officer

Date: November 16, 2022

2022 FORM 10-K | 108

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Lindsay	Director, President and Chief Executive Officer	November 16, 2022
John W. Lindsay	(Principal Executive Officer)

/s/ Mark W. Smith	Senior Vice President and Chief Financial Officer	November 16, 2022
Mark W. Smith	(Principal Financial Officer)

/s/ Sara M. Momper	Vice President and Chief Accounting Officer	November 16, 2022
Sara M. Momper	(Principal Accounting Officer)

/s/ Hans Helmerich	Director and Chairman of the Board	November 16, 2022
Hans Helmerich

/s/ Delaney M. Bellinger	Director	November 16, 2022
Delaney Bellinger

/s/ Belgacem Chariag	Director	November 16, 2022
Belgacem Chariag

/s/ Kevin G. Cramton	Director	November 16, 2022
Kevin G. Cramton

/s/ Randy A. Foutch	Director	November 16, 2022
Randy A. Foutch

/s/ Jose R. Mas	Director	November 16, 2022
Jose R. Mas

/s/ Thomas A. Petrie	Director	November 16, 2022
Thomas A. Petrie

/s/ Donald F. Robillard, Jr.	Director	November 16, 2022
Donald F. Robillard, Jr.

/s/ Edward B. Rust, Jr.	Director	November 16, 2022
Edward B. Rust, Jr.

/s/ Mary M. VanDeWeghe	Director	November 16, 2022
Mary M. VanDeWeghe

/s/ John D. Zeglis	Director	November 16, 2022
John D. Zeglis

2022 FORM 10-K | 109