Form 10-Q
period 2022-12-31
Helmerich & Payne, Inc.
filed 2023-01-30
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT January 24, 2023
Common Stock, $0.10 par value	104,488,053

Q1FY23 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
(in thousands except share data and per share amounts)	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$229,186	$232,131
Restricted cash	42,472	36,246
Short-term investments	118,457	117,101
Accounts receivable, net of allowance of $6,242 and $2,975, respectively	512,681	458,713
Inventories of materials and supplies, net	90,761	87,957
Prepaid expenses and other, net	83,506	66,463
Assets held-for-sale	1,551	4,333
Total current assets	1,078,614	1,002,944

Investments	220,892	218,981
Property, plant and equipment, net	2,942,059	2,960,809
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	65,398	67,154
Operating lease right-of-use assets	38,539	39,064
Other assets, net	20,693	20,926
Total other noncurrent assets	170,283	172,797

Total assets	$4,411,848	$4,355,531

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$145,784	$126,966
Dividends payable	51,540	26,693
Accrued liabilities	272,247	241,151
Total current liabilities	469,571	394,810

Noncurrent Liabilities:
Long-term debt, net	542,932	542,610
Deferred income taxes	537,264	537,712
Other	116,136	113,387
Noncurrent liabilities - discontinued operations	800	1,540
Total noncurrent liabilities	1,197,132	1,195,249
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of December 31, 2022 and September 30, 2022, and 104,898,566 and 105,293,662 shares outstanding as of December 31, 2022 and September 30, 2022, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	512,928	528,278
Retained earnings	2,494,106	2,473,572
Accumulated other comprehensive loss	(11,816)	(12,072)
Treasury stock, at cost, 7,324,299 shares and 6,929,203 shares as of December 31, 2022 and September 30, 2022, respectively	(261,295)	(235,528)
Total shareholders’ equity	2,745,145	2,765,472
Total liabilities and shareholders' equity	$4,411,848	$4,355,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY23 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
(in thousands, except per share amounts)	2022	2021
OPERATING REVENUES
Drilling services	$717,170	$407,534
Other	2,467	2,248
	719,637	409,782
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	428,251	299,652
Other operating expenses	1,126	1,182
Depreciation and amortization	96,655	100,437
Research and development	6,933	6,527
Selling, general and administrative	48,455	43,715
Asset impairment charges	12,097	4,363
Restructuring charges	—	742
Gain on reimbursement of drilling equipment	(15,724)	(5,254)
Other (gain) loss on sale of assets	(2,379)	1,029
	575,414	452,393
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	144,223	(42,611)
Other income (expense)
Interest and dividend income	4,705	2,589
Interest expense	(4,355)	(6,114)
Gain (loss) on investment securities	(15,091)	47,862
Loss on extinguishment of debt	—	(60,083)
Other	(660)	(542)
	(15,401)	(16,288)
Income (loss) from continuing operations before income taxes	128,822	(58,899)
Income tax expense (benefit)	32,395	(7,568)
Income (loss) from continuing operations	96,427	(51,331)
Income (loss) from discontinued operations before income taxes	718	(31)
Income tax expense	—	—
Income (loss) from discontinued operations	718	(31)
NET INCOME (LOSS)	$97,145	$(51,362)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.91	$(0.48)
Income from discontinued operations	0.01	—
Net income (loss)	$0.92	$(0.48)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.90	$(0.48)
Income from discontinued operations	0.01	—
Net income (loss)	$0.91	$(0.48)

Weighted average shares outstanding:
Basic	105,248	107,571
Diluted	106,104	107,571
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY23 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended December 31,
(in thousands)	2022	2021
Net income (loss)	$97,145	$(51,362)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(0.1) million for the three months ended December 31, 2022 and 2021	256	394
Other comprehensive income	256	394
Comprehensive income (loss)	$97,401	$(50,968)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY23 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three Months Ended December 31, 2022 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	97,145	—	—	—	97,145
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(76,611)	—	—	—	(76,611)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(22,776)	—	—	(449)	13,293	(9,483)
Stock-based compensation	—	—	8,273	—	—	—	—	8,273
Share repurchases	—	—	—	—	—	844	(39,060)	(39,060)
Other	—	—	(847)	—	—	—	—	(847)
Balance at December 31, 2022	112,222	$11,222	$512,928	$2,494,106	$(11,816)	7,324	$(261,295)	$2,745,145

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	2,912,618
Comprehensive income (loss):
Net loss	—	—	—	(51,362)	—	—	—	(51,362)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 per share)	—	—	—	(26,807)	—	—	—	(26,807)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,152)	—	—	(381)	17,040	(4,112)
Stock-based compensation	—	—	6,218	—	—	—	—	6,218
Share repurchases	—	—	—	—	—	2,548	(60,358)	(60,358)
Balance at December 31, 2021	112,222	$11,222	$514,969	$2,495,206	$(19,850)	6,491	$(224,956)	$2,776,591
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q1FY23 FORM 10-Q | 6

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended December 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$97,145	$(51,362)
Adjustment for (income) loss from discontinued operations	(718)	31
Income (loss) from continuing operations	96,427	(51,331)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96,655	100,437
Asset impairment charges	12,097	4,363
Amortization of debt discount and debt issuance costs	322	239
Loss on extinguishment of debt	—	60,083
Provision for credit loss	3,358	(112)
Stock-based compensation	8,273	6,218
(Gain) loss on investment securities	15,091	(47,862)
Gain on reimbursement of drilling equipment	(15,724)	(5,254)
Other (gain) loss on sale of assets	(2,379)	1,029
Deferred income tax expense (benefit)	188	(17,750)
Other	7,692	(4,489)
Change in assets and liabilities:
Accounts receivable	(57,896)	(54,641)
Inventories of materials and supplies	(3,007)	(2,507)
Prepaid expenses and other	(8,676)	4,099
Other noncurrent assets	(1,746)	3,930
Accounts payable	10,450	36,041
Accrued liabilities	20,759	(17,592)
Deferred income tax liability	(711)	69
Other noncurrent liabilities	4,224	(18,675)
Net cash provided by (used in) operating activities from continuing operations	185,397	(3,705)
Net cash used in operating activities from discontinued operations	(22)	(13)
Net cash provided by (used in) operating activities	185,375	(3,718)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96,027)	(44,014)
Other capital expenditures related to assets held-for-sale	—	(3,877)
Purchase of short-term investments	(41,641)	(47,083)
Purchase of long-term investments	(16,237)	(9,015)
Proceeds from sale of short-term investments	40,758	37,777
Proceeds from asset sales	30,978	21,483
Net cash used in investing activities	(82,169)	(44,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(51,764)	(27,320)
Payments for employee taxes on net settlement of equity awards	(9,483)	(4,113)
Payment of contingent consideration from acquisition of business	(250)	(250)
Payments for early extinguishment of long-term debt	—	(487,148)
Make-whole premium payment	—	(56,421)
Share repurchases	(39,060)	(60,358)
Net cash used in financing activities	(100,557)	(635,610)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,649	(684,057)
Cash and cash equivalents and restricted cash, beginning of period	269,009	936,716
Cash and cash equivalents and restricted cash, end of period	$271,658	$252,659
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY23 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Three months ended December 31,
(in thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest paid	$915	$2,673
Income tax paid (received), net	(21,876)	97
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	2,474	3,657
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(650)	(1,820)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY23 FORM 10-Q | 8

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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 13—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in four international locations: Argentina, Bahrain, Colombia and the United Arab Emirates. Our operations in Australia are expected to begin in the latter half of fiscal year 2023.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2022 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Helmerich & Payne, Inc. and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income, expenses and other comprehensive income or loss of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Income from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
    We had restricted cash of $42.5 million and $18.5 million at December 31, 2022 and 2021, respectively, and $36.9 million and $19.2 million at September 30, 2022 and 2021, respectively. Of the total at December 31, 2022 and September 30, 2022, $0.7 million and $1.1 million, respectively, is related to the acquisition of drilling technology companies, and $41.8 million and $35.8 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.

Q1FY23 FORM 10-Q | 9

Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	December 31,		September 30,
(in thousands)	2022	2021	2022	2021
Cash and cash equivalents	$229,186	$234,196	$232,131	$917,534
Restricted cash	42,472	17,681	36,246	18,350
Restricted cash - long-term:
Other assets, net	—	782	632	832
Total cash, cash equivalents, and restricted cash	$271,658	$252,659	$269,009	$936,716
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

The following table provides a brief description of recently adopted accounting pronouncements and our analysis of the effects on our financial statements:

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
		October 1, 2022	We adopted this ASU, as required, during the first quarter of fiscal year 2023. The adoption did not have a material effect on our Unaudited Condensed Consolidated Financial Statements and disclosures.
ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value (i.e., the entity would not apply a discount related to the contractual sale restriction). Furthermore, an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The following disclosures for equity securities subject to contractual sale restrictions will be required: (1) the fair value of the equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restriction(s), and (3) the circumstances that could cause a lapse in the restriction(s). This update is effective for annual and interim periods beginning after December 15, 2023.	October 1, 2022	We early adopted this ASU during the first quarter of fiscal year 2023. The adoption did not have a material effect on our Unaudited Condensed Consolidated Financial Statements and disclosures.
Q1FY23 FORM 10-Q | 10

Self-Insurance
Our wholly-owned insurance captives (the "Captives") incurred direct operating costs consisting primarily of adjustments to accruals for estimated losses of $2.9 million and $(2.2) million and rig and casualty insurance premiums of $10.0 million and $8.8 million during the three months ended December 31, 2022 and 2021 respectively. These operating costs were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2022 and 2021 amounted to $16.4 million and $13.6 million respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the three months ended December 31, 2022 and 2021 were $2.8 million and $3.2 million, respectively.
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
We recorded aggregate foreign currency losses of $0.2 million and $1.0 million for the three months ended December 31, 2022 and 2021 respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of December 31, 2022, our cash balance in Argentina was $19.7 million.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2022, approximately 7.7 percent of our operating revenues were generated from international locations compared to 9.3 percent during the three months ended December 31, 2021. During the three months ended December 31, 2022, approximately 90.5 percent of operating revenues from international locations were from operations in South America compared to 77.1 percent during the three months ended December 31, 2021. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
Q1FY23 FORM 10-Q | 11

NOTE 3 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and September 30, 2022 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2022	September 30, 2022
Drilling services equipment	4 - 15 years	$6,300,279	$6,369,888
Tubulars	4 years	570,833	569,496
Real estate properties	10 - 45 years	46,260	45,557
Other	2 - 23 years	429,724	422,479
Construction in progress[1]		95,321	70,119
		7,442,417	7,477,539
Accumulated depreciation		(4,500,358)	(4,516,730)
Property, plant and equipment, net		$2,942,059	$2,960,809

Assets held-for-sale		$1,551	$4,333
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $94.9 million and $98.6 million including abandonments of $1.2 million and $1.3 million for the three months ended December 31, 2022 and 2021, respectively. In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The insurance recovery is expected to exceed the net book value of the components written off. The loss of $9.2 million is recorded as abandonment expense within Depreciation and Amortization in our Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2022 and is offset by an insurance recovery that was also recognized within Depreciation and Amortization for the same amount as the loss. Any insurance proceeds in excess of the loss will be recognized once it is collected.
Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2022	$4,333
Plus:
Asset additions	767
Less:
Sale of assets held-for-sale	(816)
Impairment expense	(2,733)
Balance at December 31, 2022	$1,551
Fiscal Year 2023 Activity
During the three months ended December 31, 2022, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets Held-for-Sale on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the three months ended December 31, 2022.
Q1FY23 FORM 10-Q | 12

During the three months ended December 31, 2022, our North America Solutions assets that were previously classified as Assets Held-for-Sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the three months ended December 31, 2022. During the three months ended December 31, 2022, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets Held-for-Sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the three months ended December 31, 2022. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidation Statement of Operations.
Fiscal Year 2022 Activity
During the three months ended December 31, 2021, we closed on the sale of our trucking and casing running assets for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million. We identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as Assets Held-for-Sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2021. Two international FlexRig® drilling rigs located in Colombia were identified that met the asset held-for-sale criteria and were reclassified as Assets Held-for-Sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations during the three months ended December 31, 2021, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million.
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
(Gain)/Loss on Sale of Assets
Gain on Reimbursement of Drilling Equipment
During the three months ended December 31, 2022 and 2021 we recognized a gain of $15.7 million and $5.3 million respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on Reimbursement of Drilling Equipment within our Unaudited Condensed Consolidated Statements of Operations.
Other (Gain)/Loss on Sale of Assets
During the three months ended December 31, 2022 and 2021 we recognized a (gain) loss of $(2.4) million and $1.0 million, respectively, related to the sale of rig equipment and other capital assets. These amounts are recorded in Other (Gain) Loss on Sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.
Fiscal Year 2023 During the first quarter of fiscal year 2023, we recognized a gain of $1.1 million in earnout proceeds associated with the sale of our trucking and casing services assets during the fiscal year ended September 30, 2022, as mentioned above.
Fiscal Year 2022 During the first quarter of fiscal year 2022, we closed on the sale of our former trucking and casing running assets resulting in a loss of $3.4 million, as mentioned above.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS
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

During the three months ended December 31, 2022, we had no additions or impairments to goodwill. As of December 31, 2022 and September 30, 2022, the goodwill balance was $45.7 million.
Q1FY23 FORM 10-Q | 13

Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment and consist of the following:

		December 31, 2022			September 30, 2022
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$29,626	$59,470	$89,096	$28,137	$60,959
Intellectual property	13 years	2,000	383	1,617	2,000	328	1,672
Trade name	20 years	5,865	1,554	4,311	5,865	1,475	4,390
Customer relationships	5 years	4,000	4,000	—	4,000	3,867	133
		$100,961	$35,563	$65,398	$100,961	$33,807	$67,154

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.8 million for both the three months ended December 31, 2022 and 2021 and is estimated to be approximately $4.8 million for the remainder of fiscal year 2023, and approximately $6.4 million for fiscal year 2024 through 2027.

NOTE 5 DEBT

We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	December 31, 2022			September 30, 2022
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(7,068)	$542,932	$550,000	$(7,390)	$542,610
	550,000	(7,068)	542,932	550,000	(7,390)	542,610

Less: long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$550,000	$(7,068)	$542,932	$550,000	$(7,390)	$542,610

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
Q1FY23 FORM 10-Q | 14

4.65% Senior Notes due 2025 On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2021.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
As of December 31, 2022, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of December 31, 2022. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of December 31, 2022.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2022, we were in compliance with all debt covenants.

NOTE 6 INCOME TAXES
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
Our income tax expense (benefit) from continuing operations for the three months ended December 31, 2022 and 2021 was $32.4 million and $(7.6) million, respectively, resulting in effective tax rates of 25.1 percent and 12.8 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2022 and 2021 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. The discrete adjustments for the three months ended December 31, 2022 and 2021 are primarily due to tax expense related to equity compensation of $0.2 million and $3.5 million, respectively.
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

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares, effective on January 1, 2023. The repurchases may be made using our cash and cash equivalents or other available sources. During the three months ended December 31, 2022 and 2021, we repurchased 0.8 million common shares at an aggregate cost of $39.1 million and 2.5 million common shares at an aggregate cost of $60.4 million, respectively, which are held as treasury shares.
Q1FY23 FORM 10-Q | 15

A cash dividend of $0.25 per share was declared on September 7, 2022 and a supplemental dividend of $0.235 per share was declared on October 17, 2022, both for shareholders of record on November 15, 2022, and was paid on December 1, 2022. On December 9, 2022, the Board of Directors declared a quarterly cash dividend of $0.25 per share and a quarterly supplemental cash dividend of $0.235 per share for shareholders of record on February 14, 2023, payable on February 28, 2023. As a result, we recorded Dividends Payable of $51.5 million on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022.
Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	December 31,	September 30,
(in thousands)	2022	2022
Pre-tax amounts:
Unrealized actuarial loss	$(15,372)	$(15,703)
After-tax amounts:
Unrealized actuarial loss	$(11,816)	$(12,072)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three months ended December 31, 2022:

(in thousands)	Defined Benefit Pension Plan
Balance at September 30, 2022	$(12,072)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	256
Net current-period other comprehensive income	256
Balance at December 31, 2022	$(11,816)

NOTE 8 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
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
Contract Costs
We had capitalized fulfillment costs of $9.4 million and $6.3 million as of December 31, 2022 and September 30, 2022, respectively.
Q1FY23 FORM 10-Q | 16

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2022 was approximately $1.4 billion, of which approximately $1.0 billion is expected to be recognized during the remainder of fiscal year 2023, approximately $0.3 billion during fiscal year 2024, and approximately $0.1 billion in fiscal year 2025 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities

The following table summarizes the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	December 31, 2022	September 30, 2022
Contract assets, net	$8,179	$6,319

(in thousands)
Contract liabilities balance at September 30, 2022	$20,646
Payment received/accrued and deferred	20,115
Revenue recognized during the period	(15,080)
Contract liabilities balance at December 31, 2022	$25,681

NOTE 9 STOCK-BASED COMPENSATION

A summary of compensation expense for stock-based payment arrangements recognized in Drilling Services Operating Expense, Research and Development Expense and Selling, General and Administrative Expense on our Unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended December 31,
(in thousands)	2022	2021
Stock-based compensation expense
Drilling services operating	$1,385	$1,240
Research and development	426	353
Selling, general and administrative	6,462	4,625
	$8,273	$6,218
Restricted Stock

A summary of the status of our restricted stock awards as of December 31, 2022 and changes in non-vested restricted stock outstanding during the three months then ended is presented below:

(shares in thousands)	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2022	1,493	$30.85
Granted	549	44.65
Vested[2]	(654)	33.61
Forfeited	(3)	24.87
Non-vested restricted stock outstanding at December 31, 2022	1,385	$35.02
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the three months ended December 31, 2022, no restricted phantom stock units were granted and no restricted phantom stock units vested.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Q1FY23 FORM 10-Q | 17

Performance Units

A summary of the status of our performance-vested restricted share units ("performance units") as of December 31, 2022 and changes in non-vested performance units outstanding during the three months ended is presented below:

(in thousands, except per share amounts)	Performance Units	Weighted-Average Grant Date Fair Value per Share
Non-vested performance units outstanding at September 30, 2022	726	$33.67
Granted	144	54.30
Dividend rights performance units credited	7	33.67
Non-vested performance units outstanding at December 31, 2022[1]	877	$37.06
(1)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 466,635 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 717,407 additional performance units could vest or become eligible to vest.

Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period. The Vesting Period for performance units granted in November 2019 ended on December 31, 2022 and the performance units eligible to vest were settled in shares of common stock in January 2023. Stock-based compensation expense related to these grants has been fully recognized as of December 31, 2022.

NOTE 10 EARNINGS (LOSSES) PER COMMON SHARE
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
Q1FY23 FORM 10-Q | 18

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Income (loss) from continuing operations	$96,427	$(51,331)
Income (loss) from discontinued operations	718	(31)
Net income (loss)	97,145	(51,362)
Adjustment for basic earnings (loss) per share
Losses allocated to unvested shareholders	(992)	(374)
Numerator for basic earnings (loss) per share:
From continuing operations	95,435	(51,705)
From discontinued operations	718	(31)
	96,153	(51,736)
Numerator for diluted earnings (loss) per share:
From continuing operations	95,435	(51,705)
From discontinued operations	718	(31)
	$96,153	$(51,736)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	105,248	107,571
Effect of dilutive shares from stock options, restricted stock and performance share units	856	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	106,104	107,571
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.91	$(0.48)
Income from discontinued operations	0.01	—
Net income (loss)	$0.92	$(0.48)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.90	$(0.48)
Income from discontinued operations	0.01	—
Net income (loss)	$0.91	$(0.48)

We had a net loss for the three months ended December 31, 2021. Accordingly, our diluted earnings per share calculation for that period was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2022	2021
Potentially dilutive shares excluded as anti-dilutive	2,274	2,891
Weighted-average price per share	$63.51	$58.22

NOTE 11 FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

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
Q1FY23 FORM 10-Q | 19

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

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$99,746	—	99,746	—
U.S. government and federal agency securities	18,711	18,711	—	—
Total short-term investments	118,457	18,711	99,746	—

Investments:
Non-qualified supplemental savings plan	15,627	15,627	—	—
Equity investment in ADNOC Drilling	129,130	129,130	—	—
Equity investment in Tamboran	17,228	17,228	—	—
Debt security investment in Galileo	33,000	—	—	33,000
Other debt securities	107	—	—	107
Total investments	195,092	161,985	—	33,107

Liabilities
Contingent consideration	$3,780	$—	$—	$3,780

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$98,264	$—	$98,264	$—
U.S. government and federal agency securities	18,837	18,837	—	—
Total short-term investments	117,101	18,837	98,264	—

Investments:
Non-qualified supplemental savings plan	14,301	14,301	—	—
Equity investment in ADNOC Drilling	147,370	147,370	—
Debt security investment in Galileo	33,000		—	33,000
Other debt securities	565			565
Total investments	195,236	161,671	—	33,565

Liabilities
Contingent consideration	$4,022	$—	$—	$4,022
Q1FY23 FORM 10-Q | 20

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
Long-term Investments
Equity Securities Our long-term investments include debt and equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan") and are recorded within Investments on our Unaudited Condensed Consolidated Balance Sheets. Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs.
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain (Loss) on Investment Securities on our Unaudited Condensed Consolidated Statement of Operations. During the three months ended December 31, 2022, we early adopted ASU No. 2022-03 which states that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. The provisions of ASU No. 2022-03 were consistent with our historical accounting for our investment in ADNOC Drilling. During the three months ended December 31, 2022, we recognized a loss of $18.2 million on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to a gain of $47.8 million during the three months ended December 31, 2021. As of December 31, 2022, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
Equity Securities with Fair Value Option In October 2022, we purchased a $14.1 million equity investment, representing 106.0 million common shares (approximately 7.5 percent ownership stake), in Tamboran Resources Limited ("Tamboran"), a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee for which mobilization is expected to commence later this fiscal year. Approximately $30.3 million in revenue is expected to be earned over the term of the contract, and, as such, this amount is included within our contract backlog as of December 31, 2022.
We believe we have a significant influence but not control or joint control over the investee due to several factors, including our ownership percentage, operational involvement and our role as an observer on the investee's board of directors. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income (loss). Our investment is classified as a long-term equity investment within Investments in our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2022. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three months ended December 31, 2022, we recognized a gain of $3.1 million recorded within Gain (Loss) on Investment Securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2. We do not intend to sell this investment prior to its maturity date or an exit event. As of December 31, 2022, the fair value of the convertible note was approximately equal to the cost basis.
Q1FY23 FORM 10-Q | 21

All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2022	2021
Assets at beginning of period	$33,565	$500
Purchases	42	3,000
Transfers out[1]	(500)	—
Assets at end of period	$33,107	$3,500
(1)We reclassified a portion of our long-term debt securities to short-term notes receivable and is recorded in Accounts Receivable on the Unaudited Condensed Consolidated Balance Sheets.

The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at December 31, 2022 and September 30, 2022:

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
Contingent Consideration
Other financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019 and certain consulting services. Contingent consideration is recorded in Accrued Liabilities and Other Noncurrent Liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of milestone achievements. The following table reconciles changes in the fair value of our Level 3 liabilities for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2022	2021
Liabilities at beginning of period	$4,022	$2,996
Additions	500	500
Total gains or losses:
Included in earnings	8	(150)
Settlements[1]	(750)	(250)
Liabilities at end of period	$3,780	$3,096
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
Q1FY23 FORM 10-Q | 22

Other Equity Securities
We also hold various other equity securities without readily determinable fair values. These equity securities are measured at cost, less any impairments, on a nonrecurring basis. As of December 31, 2022 and 2021, the aggregate balance of these equity securities was $25.8 million and $8.9 million, respectively. During the three months ended December 31, 2022 and 2021, we did not record any impairments on these investments.
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2022	2021
Assets at beginning of period	$23,745	$2,865
Purchases	2,055	6,016
Assets at end of period	$25,800	$8,881
Geothermal Investments
As of December 31, 2022 and September 30, 2022 the aggregate balance of our debt and equity security investments in geothermal energy was $25.3 million and $23.7 million, respectively. These investments include assets measured on both a recurring and nonrecurring basis (discussed in the subsections above). In circumstances where we are required to revalue these investments based on observable changes in fair market value, these investments would be classified Level 3 based on the absence of market activity.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at December 31, 2022 and September 30, 2022.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at December 31, 2022 and September 30, 2022:

(in millions)	December 31, 2022	September 30, 2022
Long-term debt, net
Carrying value	542.9	542.6
Fair value	446.5	430.7
The fair values of the long-term fixed-rate debt is based on broker quotes at December 31, 2022 and September 30, 2022.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 12 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2022, we had purchase commitments for equipment, parts and supplies of approximately $159.9 million.
Guarantee Arrangements
We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business. We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.
Q1FY23 FORM 10-Q | 23

Contingencies
During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain or loss contingency.  We account for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies or recognize income until realized.  The property and equipment of our Venezuelan subsidiary was seized by the Venezuelan government on June 30, 2010.  Our wholly-owned subsidiaries, Helmerich & Payne International Drilling Co. ("HPIDC"), and Helmerich & Payne de Venezuela, C.A. filed a lawsuit in the United States District Court for the District of Columbia on September 23, 2011 against the Bolivarian Republic of Venezuela, Petroleos de Venezuela, S.A. and PDVSA Petroleo, S.A., seeking damages for the seizure of their Venezuelan drilling business in violation of international law and for breach of contract. While there exists the possibility of realizing a recovery on HPIDC's expropriation claims, we are currently unable to determine the timing or amounts we may receive, if any, or the likelihood of recovery.
In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In February 2022, trial began in the matter and the jury reached a verdict against HPIDC and our employee for approximately $126.0 million, including interest. In March 2022, the court entered a judgment consistent with the findings of the jury. In April 2022, the Company and its insurers filed post-trial motions, none of which were granted by the trial judge. However, in June 2022, Plaintiffs' counsel filed a Voluntary Remittitur with the trial court, which formally reduced the verdict to $60.0 million. The Company and its insurers are currently filing motions to appeal the judgement. Accordingly, the Company cannot make an estimate of the possible loss at this time. As of December 31, 2022, we have incurred expenses, mainly legal fees, against the insurance deductible. At this time, we believe our insurance policies will be responsive to the amounts over our $3.0 million insurance deductible and that foreseeable exposures to the Company exceeding the deductible will be recovered through insurance. Accordingly, we do not believe this exposure will exceed our insurance coverage limits.
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
Significant Lease Not Yet Commenced
During the three months ended December 31, 2022, we entered into a new lease agreement for our new Tulsa corporate office. This lease is expected to commence sometime during the first half of calendar year 2024. The initial lease term is approximately 12 years with two unpriced five-year extension options. The aggregate future non-cancelable lease payments are estimated to be approximately $15.1 million.

NOTE 13 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
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
Q1FY23 FORM 10-Q | 24

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
Summarized financial information of our reportable segments for the three months ended December 31, 2022 and 2021 is shown in the following tables:

	Three Months Ended December 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$627,163	$35,164	$54,801	$2,509	$—	$719,637
Intersegment	—	—	—	16,402	(16,402)	—
Total sales	627,163	35,164	54,801	18,911	(16,402)	719,637

Segment operating income	145,297	6,746	1,574	4,677	2,310	160,604

	Three Months Ended December 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$341,034	$29,314	$37,159	$2,275	$—	$409,782
Intersegment	—	—	—	13,648	(13,648)	—
Total sales	341,034	29,314	37,159	15,923	(13,648)	409,782

Segment operating income (loss)	(28,893)	5,466	8,049	3,929	(1,282)	(12,731)
The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2022	2021
Segment operating income (loss)	$160,604	$(12,731)
Gain on reimbursement of drilling equipment	15,724	5,254
Other gain (loss) on sale of assets	2,379	(1,029)
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(34,484)	(34,105)
Operating income (loss) from continuing operations	144,223	(42,611)
Other income (expense)
Interest and dividend income	4,705	2,589
Interest expense	(4,355)	(6,114)
Gain (loss) on investment securities	(15,091)	47,862
Loss on extinguishment of debt	—	(60,083)
Other	(660)	(542)
Total unallocated amounts	(15,401)	(16,288)
Income (loss) from continuing operations before income taxes	$128,822	$(58,899)
Q1FY23 FORM 10-Q | 25

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	December 31, 2022	September 30, 2022
Total assets[1]
North America Solutions	$3,457,551	$3,406,824
Offshore Gulf of Mexico	81,135	80,993
International Solutions	336,671	330,974
Other	138,735	120,305
	4,014,092	3,939,096
Investments and corporate operations	397,756	416,435
	$4,411,848	$4,355,531
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2022	2021
Operating revenues
United States	$664,173	$371,488
Argentina	33,834	29,152
Bahrain	2,269	7,632
United Arab Emirates	2,337	—
Colombia	16,369	375
Other Foreign	655	1,135
Total	$719,637	$409,782
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.

NOTE 14 SUBSEQUENT EVENTS
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares, effective on January 1, 2023. From January 1, 2023 through January 27, 2023, the Company repurchased approximately 0.4 million common shares at an aggregate cost of approximately $20.5 million, which are held as treasury shares.
Q1FY23 FORM 10-Q | 26

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
Q1FY23 FORM 10-Q | 27

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
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2022 Annual Report on Form 10‑K under Part I, Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2022, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 235 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 20 rigs as of December 31, 2022. At the close of the first quarter of fiscal year 2023, we had 201 active contracted rigs, of which 112 were under a fixed-term contract and 89 were working well-to-well, compared to 192 contracted rigs at September 30, 2022. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical, and often times, volatile market conditions and to take advantage of future opportunities.

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
Q1FY23 FORM 10-Q | 28

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
The capital budgets for calendar year 2023 have not yet been established by many of our customers; however, based upon the crude oil and natural gas pricing environment and many of our customers' desire to at least maintain their current production levels, we expect the level of capital spending and activity in calendar year 2023 to be modestly higher than that experienced in calendar year 2022. In recent years the U.S. demand for super-spec rigs has strengthened. Despite this increased demand for super-spec rigs there is still idle super-spec rig capacity in the market; however, much of that idle capacity represents rigs that have not been active for almost three years and in some cases even longer. Consequently, there have been additional costs incurred to bring those long-idled rigs back into working condition, which contributed to upward pricing for super-spec rigs. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology resulted in an improvement in our underlying contract economics.

Our North America Solutions active rig count has more than tripled from lows related to the COVID pandemic of 47 rigs in August 2020 to 184 rigs at December 31, 2022. Given the current market dynamics, our disciplined approach to deploying capital, and our fiscal year 2023 capital budget of $425 to $475 million, we project that our active rig count could reach up to 191 rigs during fiscal 2023. Included in our fiscal year 2023 capital budget were plans to activate a maximum of 16 rigs subject to customer demand. Through December 31, 2022, we reactivated and deployed nine additional rigs, while another active rig was damaged and removed from service resulting in a net addition of eight rigs during the quarter. The remaining seven potential rig reactivations will be subject to market conditions and customer demand. While H&P stands ready to respond to the future demand for its super-spec rigs, we will do so by applying the same disciplined approach, focusing on financial returns. That said, the market for our rigs and others like them in the industry will likely remain relatively tight from a supply perspective as supply-chain challenges and labor constraints experienced across the energy industry may inhibit the industry’s ability overall to supply a significant quantity of super-specs rigs. As the largest provider of super-spec rigs in the U.S., H&P is not immune from supply-chain challenges, potential labor constraints, or inflationary pressures that can arise as a result of these matters. However, we believe we are well positioned to address these challenges and do not believe they are a limiting factor relative to our activity plans for fiscal 2023 nor believe they will have a significant adverse impact on our financial results. From the demand perspective we expect incremental rig demand to moderate relative to what we have seen during the past two years, but the overall demand to remain at a relatively robust level. We believe the confluence of these supply and demand dynamics to remain constructive for contract pricing during fiscal 2023.
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. We do not foresee much activity or margin change in our Offshore Gulf of Mexico segment during the second fiscal quarter. However, there is potential that one currently active offshore rigs mobilizes to the yard during the fourth fiscal quarter after completing its current contract. Regarding our International Solutions segment, we see opportunities for improvement in activity and the related corresponding margin improvement, but those will likely occur on a more extended timeline compared to what we have experienced in the North America Solutions segment.

Recent Developments
Investment in Tamboran
In October 2022, we purchased a $14.1 million equity investment, representing 106 million common shares (approximately 7.5 percent ownership stake), in Tamboran Resources Limited ("Tamboran"), a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee for which mobilization is expected to commence later this fiscal year. Approximately $30.3 million in revenue is expected to be earned over the term of the contract, and, as such, this amount is included within our contract backlog as of December 31, 2022.
During the three months ended December 31, 2022, we recognized a gain of $3.1 million recorded within Gain (Loss) on Investment Securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Q1FY23 FORM 10-Q | 29

Significant Lease Not Yet Commenced
During the three months ended December 31, 2022, we entered into a new lease agreement for our new Tulsa corporate office. This lease is expected to commence sometime during the first half of calendar year 2024. The initial lease term is approximately 12 years with two unpriced five-year extension options.The aggregate future non-cancelable lease payments are estimated to be approximately $15.1 million.

Contract Backlog
As of December 31, 2022 and September 30, 2022, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.4 billion and $1.2 billion, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The increase in backlog at December 31, 2022 from September 30, 2022 is primarily due to the increase in contract pricing for fixed term drilling contracts executed during the period. Approximately 29.6 percent of the December 31, 2022 total backlog is reasonably expected to be fulfilled in fiscal year 2024 and thereafter.

The following table sets forth the total backlog by reportable segment as of December 31, 2022 and September 30, 2022, and the percentage of the December 31, 2022 backlog reasonably expected to be fulfilled in fiscal year 2024 and thereafter:

(in billions)	December 31, 2022	September 30, 2022	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2024 and Thereafter
North America Solutions	$1.1	$0.9	24.0%
Offshore Gulf of Mexico	—	—	—
International Solutions	0.3	0.3	52.3
	$1.4	$1.2

The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” within our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk. Additionally, see Item 1A—"Risk Factors—The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations" within our 2022 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended December 31, 2022 and 2021
Consolidated Results of Operations
Net Income (Loss) We reported income from continuing operations of $96.4 million ($0.90 per diluted share) from operating revenues of $719.6 million for the three months ended December 31, 2022 compared to a loss from continuing operations of $58.9 million ($0.48 loss per diluted share) from operating revenues of $409.8 million for the three months ended December 31, 2021. Included in net income for the three months ended December 31, 2022 is income of $0.7 million ($0.01 per diluted share) from discontinued operations. Including discontinued operations, we recorded net income of $97.1 million ($0.91 per diluted share) for the three months ended December 31, 2022 compared to a net loss of $51.4 million ($0.48 loss per diluted share) for the three months ended December 31, 2021.
Operating Revenue Consolidated operating revenues were $719.6 million for the three months ended December 31, 2022 and $409.8 million for the three months ended December 31, 2021. The increase is primarily driven by an increase in average rig pricing and activity levels in our North America Solutions segment and increased activity levels in our International Solutions segment. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses for the three months ended December 31, 2022 were $429.4 million, compared to $300.8 million for the three months ended December 31, 2021. The increase was primarily attributable to the aforementioned higher activity levels.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $48.5 million during the three months ended December 31, 2022 compared to $43.7 million during the three months ended December 31, 2021. The increase is primarily due to a $3.6 million increase in professional fees.
Q1FY23 FORM 10-Q | 30

Asset Impairment Charges During the three months ended December 31, 2022, we recorded $12.1 million in asset impairment charges as the Company initiated a plan to decommission, scrap and/or sell certain assets including four international FlexRig® drilling rigs, four international conventional drilling rigs, and additional equipment. The aggregate net book value of these assets of $13.2 million was written down to their estimated scrap value of $1.1 million. Comparatively, we had an impairment charge of $4.4 million for the three months ended December 31, 2021 as two Domestic partial rig substructures and two international FlexRig® drilling rigs were reclassified as assets held-for sale and the book values of these rigs were written down to their estimated scrap value of $0.1 million and fair value less estimated cost to sell of $0.9 million respectively.
Gain (Loss) on Investment Securities During the three months ended December 31, 2022, we recognized an aggregate loss of $15.1 million on investment securities compared to a gain of $47.9 million during the three months ended December 31, 2021. This loss was comprised of a $3.1 million gain on our equity investment in Tamboran as a result of the change in fair value of the investment during the period. This gain is offset by a $18.2 million loss on our equity investment in ADNOC Drilling caused by a decrease in the fair market value of the stock, compared to a gain of $47.7 million during the three months ended December 31, 2021.
Income Taxes We had income tax expense of $32.4 million for the three months ended December 31, 2022 (which includes discrete tax expense of $0.2 million related to equity compensation) compared to an income tax benefit of $7.6 million for the three months ended December 31, 2021 (which included discrete tax expense of $3.5 million related to equity compensation). Our statutory federal income tax rate for fiscal year 2023 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$627,163	$341,034	83.9%
Direct operating expenses	366,855	256,568	43.0
Depreciation and amortization	89,814	93,621	(4.1)
Research and development	7,059	6,568	7.5
Selling, general and administrative expense	14,190	10,829	31.0
Asset impairment charges	3,948	1,868	111.3
Restructuring charges	—	473	(100.0)
Segment operating income (loss)	$145,297	$(28,893)	(602.9)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$260,308	$84,466	208.2
Revenue days[3]	16,578	12,946	28.1
Average active rigs[4]	180.2	140.7	28.1
Number of active rigs at the end of period[5]	184	154	19.5
Number of available rigs at the end of period	235	236	(0.4)
Reimbursements of "out-of-pocket" expenses	$79,159	$43,129	83.5
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 92 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $627.2 million and $341.0 million in the three months ended December 31, 2022 and 2021, respectively. The $286.2 million increase in operating revenue is primarily due to a 28.1 percent increase in activity levels and higher pricing levels.
Direct Operating Expenses Direct operating expenses increased to $366.9 million during the three months ended December 31, 2022 as compared to $256.6 million during the three months ended December 31, 2021. This increase was primarily due to an increase of $57.5 million in labor expense and an increase of $16.1 million in materials and supplies driven by higher activity levels and increased field wages beginning in early December 2021 and late September 2022.
Q1FY23 FORM 10-Q | 31

Depreciation and Amortization Depreciation expense decreased to $89.8 million during the three months ended December 31, 2022 as compared to $93.6 million during the three months ended December 31, 2021. The decrease was primarily attributable to the relatively low levels of capital expenditures during the last twelve months.
Selling, General and Administrative Expense Selling, general and administrative expense increased to $14.2 million during the three months ended December 31, 2022 as compared to $10.8 million during the three months ended December 31, 2021. The increase was largely driven by the $2.7 million increase in professional fees.
Asset Impairment Charges During the three months ended December 31, 2022, our North America Solutions assets that were previously classified as Assets Held-for-Sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the three months ended December 31, 2022. During the three months ended December 31, 2022, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets Held-for-Sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the three months ended December 31, 2022. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidation Statement of Operations. This is compared to an impairment charge of $1.9 million for the three months ended December 31, 2021 as two partial rig substructures were reclassified as assets held-for sale and the book values of these rigs were written down to their estimated scrap value of $0.1 million.
Offshore Gulf of Mexico

	Three Months Ended December 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$35,164	$29,314	20.0%
Direct operating expenses	25,691	20,711	24.0
Depreciation	1,894	2,380	(20.4)
Selling, general and administrative expense	833	757	10.0
Segment operating income	$6,746	$5,466	23.4

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$9,473	$8,603	10.1
Revenue days[3]	368	368	—
Average active rigs[4]	4.0	4.0	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,189	$6,075	18.3
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 92 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $35.2 million and $29.3 million in the three months ended December 31, 2022 and 2021, respectively. The 20.0 percent increase in operating revenue is primarily driven by pricing increases and wage increase pass-throughs which occurred in the latter portion of fiscal year 2022.
Direct Operating Expenses Direct operating expenses increased to $25.7 million during the three months ended December 31, 2022 as compared to $20.7 million during the three months ended December 31, 2021. The increase was primarily driven by a $3.2 million increase in self-insurance liabilities related to prior period claims coupled with the mix of rigs working at full utilization as opposed to mobilizing or being on standby, in addition to the factors described above.

Q1FY23 FORM 10-Q | 32

International Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2022	2021	% Change
Operating revenues	$54,801	$37,159	47.5%
Direct operating expenses	40,977	24,131	69.8
Depreciation	1,392	755	84.4
Selling, general and administrative expense	2,709	1,729	56.7
Asset impairment charges	8,149	2,495	226.6
Segment operating income	$1,574	$8,049	(80.4)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$13,824	$13,028	6.1
Revenue days[3]	1,140	647	76.2
Average active rigs[4]	12.3	7.0	76.2
Number of active rigs at the end of period[5]	13	8	62.5
Number of available rigs at the end of period	20	28	(28.6)
Reimbursements of "out-of-pocket" expenses	$2,856	$1,443	97.9
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 92 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $54.8 million during the three months ended December 31, 2022 compared to $37.2 million during the three months ended December 31, 2021. This increase is primarily driven by a 76.2 percent increase in activity levels. Additionally, during the three months ended December 31, 2021, we recognized $16.4 million in revenue related to the settlement of a contract drilling dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. Refer to Note 8—Revenue from Contracts with Customers for additional details.
Direct Operating Expenses Direct operating expenses increased to $41.0 million during the three months ended December 31, 2022 as compared to $24.1 million during the three months ended December 31, 2021. This increase was primarily driven by an increase of $7.3 million in labor expense and an increase of $5.2 million in materials and supplies given higher activity levels.
Asset Impairment Charges During the three months ended December 31, 2022, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets Held-for-Sale on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the three months ended December 31, 2022. During the three months ended December 31, 2021, we recorded $2.5 million in asset impairment charges as two international FlexRig® drilling rigs were reclassified as assets held-for sale and the book values of these rigs were written down to their fair value less estimated cost to sell of $0.9 million.
Q1FY23 FORM 10-Q | 33

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2022	2021	% Change
Operating revenues	$18,911	$15,923	18.8%
Direct operating expenses	13,589	11,320	20.0
Depreciation	457	345	32.5
Selling, general and administrative expense	188	329	(42.9)
Operating income	$4,677	$3,929	19.0
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2022 and 2021 amounted to $16.4 million and $13.6 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $2.9 million and $(2.2) million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $10.0 million and $8.8 million during the three months ended December 31, 2022 and 2021, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments.  Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may return cash to shareholders through dividends or share repurchases, or we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties—International Solutions Drilling Risks.
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
Q1FY23 FORM 10-Q | 34

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
As of December 31, 2022, we had cash and cash equivalents of $229.2 million and short-term investments of $118.5 million. Our cash flows for the fiscal years ended December 31, 2022, and 2021 are presented below:

	Three Months Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$185,375	$(3,718)
Investing activities	(82,169)	(44,729)
Financing activities	(100,557)	(635,610)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,649	$(684,057)
Operating Activities

Our operating net working capital (non-GAAP) as of December 31, 2022 and September 30, 2022 is presented below:

	December 31,	September 30,
(in thousands)	2022	2022
Total current assets	$1,078,614	$1,002,944
Less:
Cash and cash equivalents	229,186	232,131
Short-term investments	118,457	117,101
Assets held-for-sale	1,551	4,333
	729,420	649,379

Total current liabilities	469,571	394,810
Less:
Dividends payable	51,540	26,693
Advance payment for sale of property, plant and equipment	—	600
	$418,031	$367,517

Operating net working capital (non-GAAP)	$311,389	$281,862
Cash flows provided by (used in) operating activities were approximately $185.4 million and $(3.7) million for the three months ended December 31, 2022 and 2021, respectively. The change in cash provided by operating activities is primarily driven by higher activity and rates, partially offset by changes in working capital. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable and advance payments for sale of property, plant and equipment. Operating net working capital was $311.4 million and $281.9 million as of December 31, 2022 and September 30, 2022, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers. The increase in operating net working capital was primarily driven by higher rig activity and rates.
Investing Activities
Capital Expenditures Our capital expenditures during the three months ended December 31, 2022 were $96.0 million compared to $44.0 million during the three months ended December 31, 2021. The increase in capital expenditures is driven by higher activity and increased costs associated with rig upgrades and reactivations.
Q1FY23 FORM 10-Q | 35

Purchases & Sales of Short-Term Investments Our net purchases of short-term investments during the three months ended December 31, 2022 were $0.9 million compared to $9.3 million during the three months ended December 31, 2021. The change is driven by our ongoing liquidity management.
Purchases of Long-Term Investments Our net purchases of long-term investments during the three months ended December 31, 2022 were $16.2 million compared to $9.0 million during the three months ended December 31, 2021. The increase is primarily driven by our purchase of $14.1 million equity investment in Tamboran Resources Limited.
Sale of Assets Our proceeds from asset sales during the three months ended December 31, 2022 were $31.0 million compared to proceeds of $21.5 million during the three months ended December 31, 2021. The increase in proceeds is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $0.485 per share, comprised of a base cash dividend of $0.25 and a supplemental cash dividend of $0.235, during the three months ended December 31, 2022. We paid dividends of $0.25 per share during the three months ended December 31, 2021. Total dividends paid were $51.8 million and $27.3 million during the three months ended December 31, 2022 and 2021, respectively. A base cash dividend of $0.25 per share was declared on December 9, 2022 and a quarterly supplemental cash dividend of $0.235 per share for shareholders of record on February 14, 2023, payable on February 28, 2023. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
Redemption of 4.65% Senior Notes due 2025 On October 27, 2021, we redeemed all of the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. As a result, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes, together with cash on hand. Additional details are fully discussed in Note 5—Debt.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares, effective on January 1, 2023. The repurchases may be made using our cash and cash equivalents or other available sources. During the three months ended December 31, 2022 and 2021, we repurchased 0.8 million common shares at an aggregate cost of $39.1 million and 2.5 million common shares at an aggregate cost of $60.4 million, respectively, which are held as treasury shares.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2022, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
As of December 31, 2022, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of December 31, 2022. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of December 31, 2022.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2022, we were in compliance with all debt covenants.
Q1FY23 FORM 10-Q | 36

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
On October 27, 2021, we redeemed all of the outstanding 2025 Notes. As a result, the associated make-whole premium of $56.4 million and the write off of the unamortized discount and debt issuance costs of $3.7 million were recognized during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment and recorded in Loss on Extinguishment of Debt on our Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2021.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2023 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at December 31, 2022 and matures on September 29, 2031.
As of December 31, 2022, we had a $537.3 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At December 31, 2022, we had $3.2 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long‑term debt to total capitalization ratio was 16.7 percent at December 31, 2022 and 16.6 percent at September 30, 2022. For additional information regarding debt agreements, refer to Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2022.

Material Commitments
Material commitments as reported in our 2022 Annual Report on Form 10-K have not changed significantly at December 31, 2022, other than those disclosed in Note 12—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
Q1FY23 FORM 10-Q | 37

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2022 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates.

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

	Three Months Ended December 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$145,297	$6,746	$1,574
Add back:
Depreciation and amortization	89,814	1,894	1,392
Research and development	7,059	—	—
Selling, general and administrative expense	14,190	833	2,709
Asset impairment charges	3,948	—	8,149
Direct margin (Non-GAAP)	$260,308	$9,473	$13,824

	Three Months Ended December 31, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(28,893)	$5,466	$8,049
Add back:
Depreciation and amortization	93,621	2,380	755
Research and development	6,568	—	—
Selling, general and administrative expense	10,829	757	1,729
Asset impairment charges	1,868	—	2,495
Restructuring charges	473	—	—
Direct margin (Non-GAAP)	$84,466	$8,603	$13,028
Q1FY23 FORM 10-Q | 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see
•Note 11—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K filed with the SEC on November 16, 2022;
•Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and
•Note 2—Summary of Significant Accounting Policies, Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There have been no material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 12—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three months ended December 31, 2022 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
October 1 - October 31	—	—	—	3,393
November 1 - November 30	—	—	—	3,393
December 1 - December 31	844	$46.39	844	2,549
Total	844		844
(1)Prior to January 1, 2023, the Company had an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board increased the maximum number of shares authorized to be repurchased in the 2023 calendar year to five million common shares. The repurchases may be made using our cash and cash equivalents or other available sources. Shares of stock repurchased pursuant to such authorization are held as treasury shares.
Q1FY23 FORM 10-Q | 39

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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8‑K filed on June 2, 2021, SEC File No. 001‑04221).
10.1	Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
10.2	Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
10.3	Form of Restricted Stock Agreement applicable to employees for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2022, filed on January 30, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q1FY23 FORM 10-Q | 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	January 30, 2023	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	January 30, 2023	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q1FY23 FORM 10-Q | 41