Form 10-Q
period 2023-03-31
Helmerich & Payne, Inc.
filed 2023-04-26
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT April 20, 2023
Common Stock, $0.10 par value	102,584,517

Q2FY23 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
(in thousands except share data and share amounts)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$159,672	$232,131
Restricted cash	53,231	36,246
Short-term investments	85,090	117,101
Accounts receivable, net of allowance of $6,096 and $2,975, respectively	525,611	458,713
Inventories of materials and supplies, net	99,408	87,957
Prepaid expenses and other, net	80,090	66,463
Assets held-for-sale	1,349	4,333
Total current assets	1,004,451	1,002,944

Investments	261,960	218,981
Property, plant and equipment, net	2,931,301	2,960,809
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	63,790	67,154
Operating lease right-of-use assets	37,150	39,064
Other assets, net	21,428	20,926
Total other noncurrent assets	168,021	172,797

Total assets	$4,365,733	$4,355,531

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$160,101	$126,966
Dividends payable	50,409	26,693
Accrued liabilities	203,211	241,151
Total current liabilities	413,721	394,810

Noncurrent Liabilities:
Long-term debt, net	542,734	542,610
Deferred income taxes	540,316	537,712
Other	113,156	114,927
Total noncurrent liabilities	1,196,206	1,195,249
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of March 31, 2023 and September 30, 2022, and 102,584,517 and 105,293,662 shares outstanding as of March 31, 2023 and September 30, 2022, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	509,205	528,278
Retained earnings	2,608,100	2,473,572
Accumulated other comprehensive loss	(11,560)	(12,072)
Treasury stock, at cost, 9,638,348 shares and 6,929,203 shares as of March 31, 2023 and September 30, 2022, respectively	(361,161)	(235,528)
Total shareholders’ equity	2,755,806	2,765,472
Total liabilities and shareholders' equity	$4,365,733	$4,355,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY23 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
OPERATING REVENUES
Drilling services	$766,682	$465,370	$1,483,852	$872,904
Other	2,540	2,227	5,007	4,475
	769,222	467,597	1,488,859	877,379
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	449,110	339,759	877,361	639,411
Other operating expenses	1,188	1,181	2,314	2,363
Depreciation and amortization	96,255	102,937	192,910	203,374
Research and development	8,702	6,387	15,635	12,914
Selling, general and administrative	52,855	47,051	101,310	90,766
Asset impairment charges	—	—	12,097	4,363
Restructuring charges	—	63	—	805
Gain on reimbursement of drilling equipment	(11,574)	(6,448)	(27,298)	(11,702)
Other (gain) loss on sale of assets	(2,519)	(716)	(4,898)	313
	594,017	490,214	1,169,431	942,607
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	175,205	(22,617)	319,428	(65,228)
Other income (expense)
Interest and dividend income	5,055	3,399	9,760	5,988
Interest expense	(4,239)	(4,390)	(8,594)	(10,504)
Gain on investment securities	39,752	22,132	24,661	69,994
Loss on extinguishment of debt	—	—	—	(60,083)
Other	(743)	(476)	(1,403)	(1,018)
	39,825	20,665	24,424	4,377
Income (loss) from continuing operations before income taxes	215,030	(1,952)	343,852	(60,851)
Income tax expense (benefit)	51,129	2,672	83,524	(4,896)
Income (loss) from continuing operations	163,901	(4,624)	260,328	(55,955)
Income (loss) from discontinued operations before income taxes	139	(352)	857	(383)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	139	(352)	857	(383)
NET INCOME (LOSS)	$164,040	$(4,976)	$261,185	$(56,338)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.55	$(0.05)	$2.45	$(0.53)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$1.55	$(0.05)	$2.46	$(0.53)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.55	$(0.05)	$2.45	$(0.53)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$1.55	$(0.05)	$2.46	$(0.53)

Weighted average shares outstanding:
Basic	103,968	105,393	104,615	106,494
Diluted	104,363	105,393	105,003	106,494
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY23 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$164,040	$(4,976)	$261,185	$(56,338)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(0.1) million and $(0.2) million for the three and six months ended March 31, 2023, respectively, and $(0.1) million and $(0.2) million for the three and six months ended March 31, 2022, respectively	256	394	512	788
Other comprehensive income	256	394	512	788
Comprehensive income (loss)	$164,296	$(4,582)	$261,697	$(55,550)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY23 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	97,145	—	—	—	97,145
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(76,611)	—	—	—	(76,611)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(22,776)	—	—	(449)	13,293	(9,483)
Stock-based compensation	—	—	8,273	—	—	—	—	8,273
Share repurchases	—	—	—	—	—	844	(39,060)	(39,060)
Other	—	—	(847)	—	—	—	—	(847)
Balance at December 31, 2022	112,222	$11,222	$512,928	$2,494,106	$(11,816)	7,324	$(261,295)	$2,745,145
Comprehensive income:
Net income	—	—	—	164,040	—	—	—	164,040
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(50,046)	—	—	—	(50,046)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(11,769)	—	—	(229)	6,842	(4,927)
Stock-based compensation	—	—	7,431	—	—	—	—	7,431
Share repurchases	—	—	—	—	—	2,543	(106,708)	(106,708)
Other	—	—	615	—	—	—	—	615
Balance at March 31, 2023	112,222	$11,222	$509,205	$2,608,100	$(11,560)	9,638	$(361,161)	$2,755,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY23 FORM 10-Q | 6

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
	Three and Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income (loss):
Net loss	—	—	—	(51,362)	—	—	—	(51,362)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 base per share)	—	—	—	(26,807)	—	—	—	(26,807)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,152)	—	—	(381)	17,040	(4,112)
Stock-based compensation	—	—	6,218	—	—	—	—	6,218
Share repurchases	—	—	—	—	—	2,548	(60,358)	(60,358)
Balance at December 31, 2021	112,222	$11,222	$514,969	$2,495,206	$(19,850)	6,491	$(224,956)	$2,776,591
Comprehensive income (loss):
Net loss	—	—	—	(4,976)	—	—	—	(4,976)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 base per share)	—	—	—	(26,565)	—	—	—	(26,565)
Vesting of restricted stock awards, net of shares withheld for employee taxes		—	(7,197)	—	—	(161)	5,805	(1,392)
Stock-based compensation	—	—	7,945	—	—	—	—	7,945
Share repurchases	—	—	—	—	—	607	(16,641)	(16,641)
Other	—	—	(946)	—		—	—	(946)
Balance at March 31, 2022	112,222	$11,222	$514,771	$2,463,665	$(19,456)	6,937	$(235,792)	$2,734,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q2FY23 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$261,185	$(56,338)
Adjustment for (income) loss from discontinued operations	(857)	383
Income (loss) from continuing operations	260,328	(55,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192,910	203,374
Asset impairment charges	12,097	4,363
Amortization of debt discount and debt issuance costs	664	559
Loss on extinguishment of debt	—	60,083
Provision for credit loss	3,222	669
Stock-based compensation	15,704	14,163
Gain on investment securities	(24,661)	(69,994)
Gain on reimbursement of drilling equipment	(27,298)	(11,702)
Other (gain) loss on sale of assets	(4,898)	313
Deferred income tax expense (benefit)	3,165	(11,597)
Other	2,024	(4,287)
Change in assets and liabilities:
Accounts receivable	(70,680)	(103,751)
Inventories of materials and supplies	(12,116)	158
Prepaid expenses and other	(16,387)	(4,068)
Other noncurrent assets	(1,060)	10,375
Accounts payable	33,610	32,138
Accrued liabilities	(42,614)	(29,322)
Deferred income tax liability	(711)	196
Other noncurrent liabilities	3,006	(16,777)
Net cash provided by operating activities from continuing operations	326,305	18,938
Net cash used in operating activities from discontinued operations	(51)	(42)
Net cash provided by operating activities	326,254	18,896
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(181,479)	(104,482)
Other capital expenditures related to assets held-for-sale	—	(10,550)
Purchase of short-term investments	(64,418)	(68,565)
Purchase of long-term investments	(18,771)	(14,124)
Proceeds from sale of short-term investments	97,744	117,456
Proceeds from asset sales	47,718	34,944
Net cash used in investing activities	(119,206)	(45,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(102,941)	(54,007)
Payments for employee taxes on net settlement of equity awards	(14,410)	(5,503)
Payment of contingent consideration from acquisition of business	(250)	(250)
Payments for early extinguishment of long-term debt	—	(487,148)
Make-whole premium payment	—	(56,421)
Share repurchases	(145,013)	(76,999)
Other	(540)	(587)
Net cash used in financing activities	(263,154)	(680,915)
Net decrease in cash and cash equivalents and restricted cash	(56,106)	(707,340)
Cash and cash equivalents and restricted cash, beginning of period	269,009	936,716
Cash and cash equivalents and restricted cash, end of period	$212,903	$229,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY23 FORM 10-Q | 8

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Six Months Ended March 31,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest paid	$8,919	$10,798
Income tax paid	118,090	695
Income tax received	25,687	62
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	5,970	6,069
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	601	(2,431)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY23 FORM 10-Q | 9

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
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia, and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in four international locations: Argentina, Bahrain, Colombia and the United Arab Emirates. Our operations in Australia are expected to begin in the latter half of fiscal year 2023.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED RISKS AND UNCERTAINTIES
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
    We had restricted cash of $53.2 million and $27.2 million at March 31, 2023 and 2022, respectively, and $36.9 million and $19.2 million at September 30, 2022 and 2021, respectively. Of the total at March 31, 2023 and September 30, 2022, $0.6 million and $1.1 million, respectively, is related to the acquisition of drilling technology companies, and $52.6 million and $35.8 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.

Q2FY23 FORM 10-Q | 10

Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31,		September 30,
(in thousands)	2023	2022	2022	2021
Cash and cash equivalents	$159,672	$202,206	$232,131	$917,534
Restricted cash	53,231	26,438	36,246	18,350
Restricted cash - long-term:
Other assets, net	—	732	632	832
Total cash, cash equivalents, and restricted cash	$212,903	$229,376	$269,009	$936,716
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
Q2FY23 FORM 10-Q | 11

Self-Insurance
Our wholly-owned insurance captives (the "Captives") incurred direct operating costs consisting primarily of adjustments to accruals for estimated losses of $1.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, and $4.7 million and $(0.4) million for the six months ended March 31, 2023 and 2022, respectively, and rig and casualty insurance premiums of $10.9 million and $7.9 million during the three months ended March 31, 2023 and 2022 respectively, and $20.9 million and $16.7 million for the six months ended March 31, 2023 and 2022. These operating costs were recorded within drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended March 31, 2023 and 2022 amounted to $17.7 million and $13.2 million respectively, and $34.1 million and $26.9 million during the six months ended March 31, 2023 and 2022, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the three months ended March 31, 2023 and 2022 were $2.5 million and $3.6 million, respectively, and $5.3 million and $6.9 million for the six months ended March 31, 2023 and 2022, respectively.
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
We recorded aggregate foreign currency losses of $0.1 million and $0.3 million for the three and six months ended March 31, 2023 respectively, and $2.4 million and $3.3 million for the three and six months ended March 31, 2022, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of March 31, 2023, our cash balance in Argentina was $16.3 million.
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
Q2FY23 FORM 10-Q | 12

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and six months ended March 31, 2023, approximately 7.4 percent and 7.5 percent of our operating revenues were generated from international locations compared to 5.9 percent and 7.5 percent during the three and six months ended March 31, 2022, respectively. During the three and six months ended March 31, 2023, approximately 86.3 percent and 88.4 percent of operating revenues from international locations were from operations in South America compared to 75.8 percent and 76.6 percent during the three and six months ended March 31, 2022, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2023 and September 30, 2022 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2023	September 30, 2022
Drilling services equipment	4 - 15 years	$6,338,257	$6,369,888
Tubulars	4 years	571,945	569,496
Real estate properties	10 - 45 years	46,293	45,557
Other	2 - 23 years	436,243	422,479
Construction in progress[1]		99,623	70,119
		7,492,361	7,477,539
Accumulated depreciation		(4,561,060)	(4,516,730)
Property, plant and equipment, net		$2,931,301	$2,960,809

Assets held-for-sale		$1,349	$4,333
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $94.6 million and $101.1 million including abandonments of $1.0 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $189.5 million and $199.8 million including abandonments of $2.1 million and $3.8 million for the six months ended March 31, 2023 and 2022, respectively. In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The insurance recovery is expected to exceed the net book value of the components written off. The loss of $9.2 million is recorded as abandonment expense within Depreciation and amortization in our Unaudited Condensed Consolidated Statement of Operations for the six months ended March 31, 2023 and is offset by an insurance recovery that was also recognized within Depreciation and Amortization for the same amount as the loss. Any insurance proceeds in excess of the loss will be recognized once it is collected.
Assets Held-for-Sale
The following table summarizes the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2022	$4,333
Plus:
Asset additions	767
Less:
Sale of assets held-for-sale	(1,018)
Impairment expense	(2,733)
Balance at March 31, 2023	$1,349
Q2FY23 FORM 10-Q | 13

Fiscal Year 2023 Activity
During the six months ended March 31, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the six months ended March 31, 2023.
During the six months ended March 31, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the six months ended March 31, 2023. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidated Statement of Operations.
Fiscal Year 2022 Activity
During the six months ended March 31, 2022, we closed on the sale of our trucking and casing running assets for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations. During the six months ended March 31, 2022 and 2023 we recognized $0.3 million and $1.2 million, respectively, in earnout proceeds associated with the sale of our trucking services assets within Other (gain) loss on sale of assets on the Unaudited Condensed Consolidated Statements of Operations.
During the six months ended March 31, 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations for the six months ended March 31, 2022. During the second quarter of fiscal year 2022, we completed the sale of these assets with a net book value of approximately $0.1 million, resulting in no gain or loss as a result of the sale. Two international FlexRig® drilling rigs located in Colombia were identified that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations during the six months ended March 31, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million. During the second quarter of fiscal year 2022, we completed the sale of the two international FlexRig® drilling rigs for total consideration of $0.9 million, resulting in no gain or loss as a result of the sale.
During the six months ended March 31, 2022, ADNOC Drilling accepted delivery of two rigs located in the U.A.E. with a net book value of $4.1 million and, as a result, we recognized a gain of $1.2 million, after incurring $2.4 million of selling costs, during the three months ended March 31, 2022 and the rigs were removed from assets classified as held-for-sale as of March 31, 2022. The gain of $1.2 million is recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2022.
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
Q2FY23 FORM 10-Q | 14

(Gain)/Loss on Sale of Assets
Gain on Reimbursement of Drilling Equipment
During the three and six months ended March 31, 2023 and 2022 we recognized a gain of $11.6 million, $27.3 million, $6.4 million, and $11.7 million, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.
Other (Gain)/Loss on Sale of Assets
During the three and six months ended March 31, 2023 and 2022 we recognized a (gain) loss of $(2.5) million, $(4.9) million, $(0.7) million, and $0.3 million, respectively, related to the sale of rig equipment and other capital assets. These amounts are recorded in Other (gain) loss on sale of Assets within our Unaudited Condensed Consolidated Statements of Operations.

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

During the three and six months ended March 31, 2023, we had no additions or impairments to goodwill. As of March 31, 2023 and September 30, 2022, the goodwill balance was $45.7 million.
Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment and consist of the following:

		March 31, 2023			September 30, 2022
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$31,115	$57,981	$89,096	$28,137	$60,959
Intellectual property	13 years	2,000	423	1,577	2,000	328	1,672
Trade name	20 years	5,865	1,633	4,232	5,865	1,475	4,390
Customer relationships	5 years	4,000	4,000	—	4,000	3,867	133
		$100,961	$37,171	$63,790	$100,961	$33,807	$67,154

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.6 million and $1.8 million for the three months ended March 31, 2023 and 2022 respectively and $3.4 million and $3.6 million for the six months ended March 31, 2023 and 2022 respectively. Amortization expense is estimated to be approximately $3.2 million for the remainder of fiscal year 2023, and approximately $6.4 million for fiscal year 2024 through 2027.
Q2FY23 FORM 10-Q | 15

NOTE 5 DEBT

We had the following unsecured long-term debt outstanding with maturities shown in the following table:

	March 31, 2023			September 30, 2022
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(7,266)	$542,734	$550,000	$(7,390)	$542,610
	550,000	(7,266)	542,734	550,000	(7,390)	542,610

Less: long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$550,000	$(7,266)	$542,734	$550,000	$(7,390)	$542,610

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

In June 2022, we settled a registered exchange offer (the “Registered Exchange Offer”) to exchange the 2031 Notes for new, SEC-registered notes that are substantially identical to the terms of the 2031 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the 2031 Notes do not apply to the new notes. All of the 2031 Notes were exchanged in the Registered Exchange Offer.
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
Credit Facility

On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that was set to mature on November 13, 2024. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. No other terms of the 2018 Credit Facility were amended in connection with this extension. On March 8, 2022, we entered into the second amendment to the 2018 Credit Facility, which, among other things, raised the number of potential future extensions of the maturity date applicable to extending lenders from one to two such potential extensions and replaced provisions in respect of interest rate determinations that were based on the London Interbank Offered Rate with provisions based on the Secured Overnight Financing Rate. Additionally, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 12, 2025 to November 11, 2026. On February 10, 2023, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 11, 2026 to November 12, 2027. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.
Q2FY23 FORM 10-Q | 16

The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
As of March 31, 2023, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of March 31, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of March 31, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2023, we were in compliance with all debt covenants.

NOTE 6 INCOME TAXES
We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences. Adjustments to the effective tax rate and estimates could occur during the year as information and assumptions change which could include, but are not limited to, changes to the forecasted amounts, estimates of permanent book versus tax differences, and changes to tax laws and rates. For the three and six months ended March 31, 2022 we used a discrete effective tax rate method to calculate income taxes as it was determined the estimated annual effective tax rate method would not provide a reliable estimate.
Our income tax provision from continuing operations for the three months ended March 31, 2023 and 2022 was $51.1 million and $2.7 million, respectively, resulting in effective tax rates of 23.8 percent and (136.9) percent, respectively. Our income tax provision (benefit) from continuing operations for the six months ended March 31, 2023 and 2022 was $83.5 million and $(4.9) million, respectively, resulting in effective tax rates of 24.3 percent and 8.0 percent, respectively.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2023 primarily due to state and foreign income taxes, and permanent non-deductible items. Additionally, the effective tax rate for the six months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0 percent due to a discrete tax adjustment of $0.2 million related to equity compensation.
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

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares, effective January 1, 2023. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended March 31, 2023, we repurchased 2.5 million and 3.4 million common shares, at an aggregate cost of $106.7 million and $145.8 million (including excise tax of $0.8 million), respectively. We repurchased 0.6 million and 3.2 million common shares at an aggregate cost of $16.6 million and $77.0 million, respectively, during the three and six months ended March 31, 2022.
A base cash dividend of $0.25 per share and a supplemental dividend of $0.235 per share was declared on December 9, 2022 for shareholders of record on February 14, 2023, and was paid on February 28, 2023. On March 1, 2023, the Board of Directors declared a base cash dividend of $0.25 per share and a supplemental cash dividend of $0.235 per share for shareholders of record on May 18, 2023, payable on June 1, 2023. As a result, we recorded Dividends Payable of $50.4 million on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023.
Q2FY23 FORM 10-Q | 17

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31,	September 30,
(in thousands)	2023	2022
Pre-tax amounts:
Unrealized actuarial loss	$(15,041)	$(15,703)
	(15,041)	(15,703)
After-tax amounts:
Unrealized actuarial loss	$(11,560)	$(12,072)
	$(11,560)	$(12,072)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and six months ended March 31, 2023:

(in thousands)	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Balance at beginning of period	$(11,816)	$(12,072)
Activity during the period:
Amounts reclassified from accumulated other comprehensive loss	256	512
Net current-period other comprehensive income	256	512
Balance at March 31, 2023	$(11,560)	$(11,560)

NOTE 8 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
With most drilling contracts, we receive payments contractually designated for the mobilization and demobilization of drilling rigs and other equipment to and from the client’s drill site. Revenue associated with the mobilization and demobilization of our drilling rigs to and from the client’s drill site do not relate to a distinct good or service. These revenues are deferred and recognized ratably over the related contract term that drilling services are provided. For any contracts that include a provision for pooled term days at contract inception, followed by the assignment of days to specific rigs throughout the contract term, we have elected, as a practical expedient, to recognize revenue in an amount for which the entity has a right to invoice, as permitted by ASC 606.
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
Contract Costs
We had capitalized fulfillment costs of $12.6 million and $6.3 million as of March 31, 2023 and September 30, 2022, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2023 was approximately $1.3 billion, of which approximately $0.7 billion is expected to be recognized during the remainder of fiscal year 2023, approximately $0.5 billion during fiscal year 2024, and approximately $0.1 billion in fiscal year 2025 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Q2FY23 FORM 10-Q | 18

Contract Assets and Liabilities

The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	March 31, 2023	September 30, 2022
Contract assets, net	$7,125	$6,319

(in thousands)	March 31, 2023
Contract liabilities balance at September 30, 2022	$20,646
Payment received/accrued and deferred	48,114
Revenue recognized during the period	(34,083)
Contract liabilities balance at March 31, 2023	$34,677

NOTE 9 STOCK-BASED COMPENSATION

A summary of compensation expense for stock-based payment arrangements recognized in Drilling services operating expense, Research and development expense and Selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense
Drilling services operating	$1,532	$1,282	$2,917	$2,522
Research and development	486	393	912	746
Selling, general and administrative	5,413	6,270	11,875	10,895
	$7,431	$7,945	$15,704	$14,163
Restricted Stock

A summary of the status of our restricted stock awards as of March 31, 2023 and changes in non-vested restricted stock outstanding during the six months then ended is presented below:

(in thousands, except per share amounts)	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2022	1,493	$30.85
Granted	588	44.53
Vested[2]	(708)	33.95
Forfeited	(8)	33.93
Non-vested restricted stock outstanding at March 31, 2023	1,365	$35.12
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the six months ended March 31, 2023, 12,591 restricted phantom stock units were granted and 14,199 restricted phantom stock units vested.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Q2FY23 FORM 10-Q | 19

Performance Units

A summary of the status of our performance-vested restricted share units ("performance units") as of March 31, 2023 and changes in non-vested performance units outstanding during the six months then ended is presented below:

(in thousands, except per unit amounts)	Performance Units	Weighted-Average Grant Date Fair Value per Unit
Non-vested performance units outstanding at September 30, 2022	726	$33.67
Granted	144	54.30
Vested	(286)	43.40
Dividend equivalent rights performance units credited and performance factor adjustment[1]	191	36.10
Non-vested performance units outstanding at March 31, 2023[2]	775	$34.51
(1)At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s total shareholder return ("TSR") relative to the TSR of the Peer Group on the vesting date.
(2)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 225,308 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 379,152 additional performance units could vest or become eligible to vest.

Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle.  The vesting of the performance units is generally dependent on (i) the achievement of the Company’s TSR performance goals relative to the TSR achievement of a peer group of companies over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period. The Vesting Period for performance units granted in November 2019 ended on December 31, 2022 and the performance units eligible to vest were settled in shares of common stock in January 2023.

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
Q2FY23 FORM 10-Q | 20

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$163,901	$(4,624)	$260,328	$(55,955)
Income (loss) from discontinued operations	139	(352)	857	(383)
Net income (loss)	164,040	(4,976)	261,185	(56,338)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(2,237)	(396)	(3,511)	(770)
Numerator for basic earnings (loss) per share:
From continuing operations	161,664	(5,020)	256,817	(56,725)
From discontinued operations	139	(352)	857	(383)
	161,803	(5,372)	257,674	(57,108)
Adjustment for diluted earnings (loss) per share
Effect of reallocating undistributed earnings of unvested shareholders	6	—	6	—
Numerator for diluted earnings (loss) per share:
From continuing operations	161,670	(5,020)	256,823	(56,725)
From discontinued operations	139	(352)	857	(383)
	$161,809	$(5,372)	$257,680	$(57,108)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	103,968	105,393	104,615	106,494
Effect of dilutive shares from restricted stock and performance share units	395	—	388	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	104,363	105,393	105,003	106,494
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.55	$(0.05)	$2.45	$(0.53)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$1.55	$(0.05)	$2.46	$(0.53)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.55	$(0.05)	$2.45	$(0.53)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$1.55	$(0.05)	$2.46	$(0.53)

We had a net loss for the three and six months ended March 31, 2022. Accordingly, our diluted earnings per share calculation for that period was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed vesting of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Potentially dilutive shares excluded as anti-dilutive	2,426	2,675	2,516	2,856
Weighted-average price per share	$62.03	$60.26	$61.74	$59.58
Q2FY23 FORM 10-Q | 21

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

	March 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$71,984	$—	$71,984	$—
U.S. government and federal agency securities	13,106	13,106	—	—
Total short-term investments	85,090	13,106	71,984	—

Investments:
Non-qualified supplemental savings plan	14,578	14,578	—	—
Equity investment in ADNOC Drilling	171,745	171,745	—	—
Equity investment in Tamboran	14,196	14,196	—	—
Debt security investment in Galileo	33,000	—	—	33,000
Other debt securities	2,140	—	—	2,140
Total investments	235,659	200,519	—	35,140

Liabilities
Contingent consideration	$5,030	$—	$—	$5,030
Q2FY23 FORM 10-Q | 22

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$98,264	$—	$98,264	$—
U.S. government and federal agency securities	18,837	18,837	—	—
Total short-term investments	117,101	18,837	98,264	—

Investments:
Non-qualified supplemental savings plan	14,301	14,301	—	—
Equity investment in ADNOC Drilling	147,370	147,370	—	—
Debt security investment in Galileo	33,000	—	—	33,000
Other debt securities	565	—	—	565
Total investments	195,236	161,671	—	33,565

Liabilities
Contingent consideration	$4,022	$—	$—	$4,022
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
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. During the six months ended March 31, 2023, we early adopted ASU No. 2022-03 which states that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. The provisions of ASU No. 2022-03 were consistent with our historical accounting for our investment in ADNOC Drilling. During the three and six months ended March 31, 2023, we recognized a gain of $42.6 million and $24.4 million respectively, on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to a gain of $16.7 million and $64.5 million during the three and six months ended March 31, 2022 respectively. As of March 31, 2023, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
Equity Securities with Fair Value Option In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares (approximately 7.5 percent ownership stake), in Tamboran Resources Limited ("Tamboran"), a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee for which mobilization is expected to commence later this fiscal year. Approximately $30.3 million in revenue is expected to be earned over the term of the contract, and, as such, this amount is included within our contract backlog as of March 31, 2023.
Q2FY23 FORM 10-Q | 23

We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage, operational involvement and role on the investee's board of directors. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income (loss). Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three and six months ended March 31, 2023, we recognized a gain (loss) of $(3.0) million and $0.1 million, respectively, recorded within Gain on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2. We currently do not intend to sell this investment prior to its maturity date or an exit event. As of March 31, 2023, the fair value of the convertible note was approximately equal to the cost basis.
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Assets at beginning of period	$33,107	$3,500	$33,565	$500
Purchases	2,033	—	2,075	3,000
Transfers out[1]	—	—	(500)	—
Assets at end of period	$35,140	$3,500	$35,140	$3,500
(1)We reclassified a portion of our long-term debt securities to short-term notes receivable and is recorded in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets.

The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at March 31, 2023:

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
Q2FY23 FORM 10-Q | 24

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Liabilities at beginning of period	$3,780	$3,096	$4,022	$2,996
Additions	—	—	500	500
Total gains or losses:
Included in earnings	1,750	(100)	1,758	(250)
Settlements[1]	(500)	—	(1,250)	(250)
Liabilities at end of period	$5,030	$2,996	$5,030	$2,996
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
Other Equity Securities We also hold various other equity securities without readily determinable fair values, primarily comprised of geothermal investments. These equity securities are measured at cost, less any impairments, and will be marked to fair value when observable price changes in identical or similar investments from the same issuer occur. As of March 31, 2023 and 2022, and September 30, 2022, the aggregate balance of these equity securities was $26.3 million, $14.0 million, and $23.7 million, respectively. During the three and six months ended March 31, 2023 and 2022, we did not record any impairments on these investments.
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Assets at beginning of period	$25,800	$8,881	$23,745	$2,865
Purchases	501	5,109	2,556	11,125
Assets at end of period	$26,301	$13,990	$26,301	$13,990
Geothermal Investments
As of March 31, 2023 and September 30, 2022 the aggregate balance of our debt and equity security investments in geothermal energy was $27.3 million and $23.7 million, respectively. These investments include assets measured on both a recurring and nonrecurring basis (discussed in the subsections above). In circumstances where we are required to revalue these investments based on observable changes in fair market value, these investments would be classified as Level 3 based on the absence of market activity.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at March 31, 2023 and September 30, 2022.
Q2FY23 FORM 10-Q | 25

The following information presents the supplemental fair value information for our long-term fixed-rate debt at March 31, 2023 and September 30, 2022:

(in millions)	March 31, 2023	September 30, 2022
Long-term debt, net
Carrying value	$542.7	$542.6
Fair value	456.4	430.7
The fair values of the long-term fixed-rate debt is based on broker quotes at March 31, 2023 and September 30, 2022.  The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 12 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2023, we had purchase commitments for equipment, parts and supplies of approximately $145.8 million.
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
In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In February 2022, trial began in the matter and the jury reached a verdict against HPIDC and our employee for approximately $126.0 million, including interest. In March 2022, the court entered a judgment consistent with the findings of the jury. In April 2022, the Company and its insurers filed post-trial motions, none of which were granted by the trial judge. However, in June 2022, Plaintiffs' counsel filed a Voluntary Remittitur with the trial court, which formally reduced the verdict to $60.0 million. The Company and its insurers are currently filing motions to appeal the judgement. Accordingly, the Company cannot make an estimate of the possible loss at this time. As of March 31, 2023, we have incurred expenses, mainly legal fees, against the insurance deductible. At this time, we believe our insurance policies will be responsive to the amounts over our $3.0 million insurance deductible and that foreseeable exposures to the Company exceeding the deductible will be recovered through insurance.
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
Q2FY23 FORM 10-Q | 26

Significant Lease Not Yet Commenced
During the six months ended March 31, 2023, we entered into a lease agreement for our new Tulsa corporate office. This lease is expected to commence sometime during the first half of calendar year 2024. The initial lease term is approximately 12 years with two unpriced five-year extension options. The aggregate future non-cancelable lease payments are estimated to be approximately $15.1 million.

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
Summarized financial information of our reportable segments for the three and six months ended March 31, 2023 and 2022 is shown in the following tables:

	Three Months Ended March 31, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$675,780	$34,979	$55,890	$2,573	$—	$769,222
Intersegment	—	—	—	17,662	(17,662)	—
Total sales	675,780	34,979	55,890	20,235	(17,662)	769,222

Segment operating income	$182,149	$6,687	$3,955	$6,823	$(2,267)	$197,347
Q2FY23 FORM 10-Q | 27

	Three Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$408,814	$29,147	$27,422	$2,214	$—	$467,597
Intersegment	—	—	—	13,204	(13,204)	—
Total sales	408,814	29,147	27,422	15,418	(13,204)	467,597

Segment operating income (loss)	$1,297	$5,278	$(848)	$3,167	$(2,031)	$6,863

	Six Months Ended March 31, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,302,943	$70,143	$110,691	$5,082	$—	$1,488,859
Intersegment	—	—	—	34,064	(34,064)	—
Total sales	1,302,943	70,143	110,691	39,146	(34,064)	1,488,859

Segment operating income	$327,446	$13,433	$5,529	$11,500	$43	$357,951

	Six Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$749,848	$58,461	$64,581	$4,489	$—	$877,379
Intersegment	—	—	—	26,852	(26,852)	—
Total sales	749,848	58,461	64,581	31,341	(26,852)	877,379

Segment operating income (loss)	$(27,596)	$10,744	$7,201	$7,096	$(3,313)	$(5,868)
The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Segment operating income (loss)	$197,347	$6,863	$357,951	$(5,868)
Gain on reimbursement of drilling equipment	11,574	6,448	27,298	11,702
Other gain (loss) on sale of assets	2,519	716	4,898	(313)
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(36,235)	(36,644)	(70,719)	(70,749)
Operating income (loss) from continuing operations	175,205	(22,617)	319,428	(65,228)
Other income (expense)
Interest and dividend income	5,055	3,399	9,760	5,988
Interest expense	(4,239)	(4,390)	(8,594)	(10,504)
Gain on investment securities	39,752	22,132	24,661	69,994
Loss on extinguishment of debt	—	—	—	(60,083)
Other	(743)	(476)	(1,403)	(1,018)
Total unallocated amounts	39,825	20,665	24,424	4,377
Income (loss) from continuing operations before income taxes	$215,030	$(1,952)	$343,852	$(60,851)
Q2FY23 FORM 10-Q | 28

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2023	September 30, 2022
Total assets[1]
North America Solutions	$3,445,085	$3,406,824
Offshore Gulf of Mexico	82,935	80,993
International Solutions	401,629	330,974
Other	149,441	120,305
	4,079,090	3,939,096
Investments and corporate operations	286,643	416,435
	$4,365,733	$4,355,531
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Operating revenues
United States	$712,302	$439,793	$1,376,475	$811,282
Argentina	35,490	15,450	69,324	44,601
Bahrain	4,198	4,826	6,467	12,459
United Arab Emirates	2,542	1,524	4,879	1,524
Colombia	13,652	5,622	30,021	5,997
Other foreign	1,038	382	1,693	1,516
Total	$769,222	$467,597	$1,488,859	$877,379
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.
Q2FY23 FORM 10-Q | 29

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
Q2FY23 FORM 10-Q | 30

•global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, and instability of financial institutions, and their impact on the Company;
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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2023, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 233 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 22 rigs as of March 31, 2023. At the close of the second quarter of fiscal year 2023, we had 198 active contracted rigs, of which 109 were under a fixed-term contract and 89 were working well-to-well, compared to 192 contracted rigs at September 30, 2022. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical, and often times, volatile market conditions and to take advantage of future opportunities.

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
Q2FY23 FORM 10-Q | 31

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
While overall customer capital budgets for calendar year 2023 appear to be modestly higher than those experienced in calendar year 2022, recent commodity price volatility, particularly the weakness in natural gas prices, has resulted in some customers, typically smaller ones, reducing activity and/or shifting activity to more crude oil centric basins at least temporarily. This has led to some idle super-spec rigs being readily available in the market. That said, we do not expect this level of idle supply in the market to have a material impact on overall rig pricing. We do see the potential for some of this recently idled super-spec capacity, especially as it relates to the Company's idled rigs, to be redeployed later in the calendar year 2023.

With regards to our North America Solutions segment, recent volatility in natural gas prices and resulting reduced rig demand has contributed to an increased level of rig releases in the market. These factors, in combination with the Company's fiscally disciplined approach to deploying capital and prioritizing economic margins over rig utilization, results in our belief that our active rig count will not likely reach 191 rigs during fiscal 2023 as previously projected. Having deployed 12 of the 16 potential fiscal 2023 rig reactivations during the first six months of fiscal year 2023, the Company's rig count sits at 179 active rigs as of March 31, 2023, with eight rigs available for rapid redeployment should customer demand warrant. Going forward into the final six months of fiscal year 2023, we expect additional rigs releases, which we project will result in a lower average Company active rig count relative to the first six months of fiscal year 2023. However, despite the lower activity outlook, we believe the Company's pricing discipline will result in a higher average revenue per day during the last six months of fiscal year 2023 relative to the first six months. Furthermore, we still believe the supply and demand dynamics surrounding our North America Solutions segment remain constructive for future activity and pricing levels.

Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. We do not foresee much activity or margin change in our Offshore Gulf of Mexico segment during the third fiscal quarter. However, one current active offshore rigs is expected to mobilize to the yard during the fourth fiscal quarter after completing its current contract. Regarding our International Solutions segment, we see opportunities for improvement in activity and the related corresponding margin improvement, but those will likely occur on a more extended timeline compared to what we have experienced in the North America Solutions segment.

Recent Developments
Credit Facility Extension

On February 10, 2023, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 11, 2026 to November 12, 2027. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.
Investment in Tamboran
In October 2022, we made a $14.1 million equity investment, representing 106 million common shares (approximately 7.5 percent ownership stake), in Tamboran Resources Limited ("Tamboran"), a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee for which mobilization is expected to commence later this fiscal year. Approximately $30.3 million in revenue is expected to be earned over the term of the contract, and, as such, this amount is included within our contract backlog as of March 31, 2023. In April 2023, Tamboran appointed an executive of the Company to its Board of Directors.
During the three and six months ended March 31, 2023, we recognized a gain (loss) of $(3.0) million and $0.1 million, respectively, recorded within Gain on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Q2FY23 FORM 10-Q | 32

Significant Lease Not Yet Commenced
During the six months ended March 31, 2023, we entered into a lease agreement for our new Tulsa corporate office. This lease is expected to commence sometime during the first half of calendar year 2024. The initial lease term is approximately 12 years with two unpriced five-year extension options. The aggregate future non-cancelable lease payments are estimated to be approximately $15.1 million.

Contract Backlog
As of March 31, 2023 and September 30, 2022, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.3 billion and $1.2 billion, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The increase in backlog at March 31, 2023 from September 30, 2022 is primarily due to the increase in contract pricing for fixed term drilling contracts executed during the period. Approximately 45.1 percent of the March 31, 2023 total backlog is reasonably expected to be fulfilled in fiscal year 2024 and thereafter.

The following table sets forth the total backlog by reportable segment as of March 31, 2023 and September 30, 2022, and the percentage of the March 31, 2023 backlog reasonably expected to be fulfilled in fiscal year 2024 and thereafter:

(in billions)	March 31, 2023	September 30, 2022	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2024 and Thereafter
North America Solutions	$1.1	$0.9	41.2%
Offshore Gulf of Mexico	—	—	—
International Solutions	0.2	0.3	63.4
	$1.3	$1.2

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Consolidated Results of Operations
Net Income (Loss) We reported income from continuing operations of $163.9 million ($1.55 per diluted share) from operating revenues of $769.2 million for the three months ended March 31, 2023 compared to a loss from continuing operations of $4.6 million ($0.05 loss per diluted share) from operating revenues of $467.6 million for the three months ended March 31, 2022. Included in net income for the three months ended March 31, 2023 is income of $0.1 million (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded net income of $164.0 million ($1.55 per diluted share) for the three months ended March 31, 2023 compared to a net loss of $5.0 million ($0.05 loss per diluted share) for the three months ended March 31, 2022.
Operating Revenue Consolidated operating revenues were $769.2 million and $467.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily driven by an increase in average rig pricing and activity levels in our North America Solutions segment and increased activity levels in our International Solutions segment. Refer to segment results below for further details.

Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $450.3 million and $340.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily attributable to the aforementioned higher activity levels as well as a North America Solutions wage increase that became effective at the end of fiscal year 2022.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $52.9 million during the three months ended March 31, 2023 compared to $47.1 million during the three months ended March 31, 2022. The increase is primarily due to a $3.0 million increase in labor expenses and a $1.6 million increase in professional fees.
Q2FY23 FORM 10-Q | 33

Gain on Investment Securities During the three months ended March 31, 2023, we recognized an aggregate gain of $39.8 million on investment securities compared to a gain of $22.1 million during the three months ended March 31, 2022. This gain was comprised of a $42.6 million gain on our equity investment in ADNOC Drilling and offset by a $3.0 million loss on our equity investment in Tamboran as a result of changes in the fair value of these investments during the period. Comparatively, we recorded a gain of $16.7 million on our investment in ADNOC Drilling during the three months ended March 31, 2022.
Income Taxes We used an estimated annual effective tax rate for purposes of determining the income tax provision for the three months ended March 31, 2023. We used a discrete effective tax rate method to calculate income taxes for the three months ended March 31, 2022 as we determined the estimated annual effective tax rate method would not provide a reliable estimate for the three months ended March 31, 2022.
For the three months ended March 31, 2023, we had income tax expense of $51.1 million compared to income tax expense of $2.7 million for the three months ended March 31, 2022. Our statutory federal income tax rate for fiscal year 2023 and 2022 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$675,780	$408,814	65.3%
Direct operating expenses	379,611	294,397	28.9
Depreciation and amortization	89,070	95,817	(7.0)
Research and development	8,738	6,420	36.1
Selling, general and administrative expense	16,212	10,883	49.0
Segment operating income	$182,149	$1,297	13,943.9

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$296,169	$114,417	158.9
Revenue days[3]	16,488	14,752	11.8
Average active rigs[4]	183	164	11.8
Number of active rigs at the end of period[5]	179	171	4.7
Number of available rigs at the end of period	233	236	(1.3)
Reimbursements of "out-of-pocket" expenses	$77,442	$46,664	66.0
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 90 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $675.8 million and $408.8 million in the three months ended March 31, 2023 and 2022, respectively. The $267.0 million increase in operating revenue is primarily due to higher pricing levels and an 11.8 percent increase in activity levels.
Direct Operating Expenses Direct operating expenses increased to $379.6 million during the three months ended March 31, 2023 as compared to $294.4 million during the three months ended March 31, 2022. This increase was primarily due to an increase of $46.7 million in labor expense driven by higher activity levels and increased field wages beginning in late September 2022. Additionally, materials and supplies expense increased $4.4 million, which was also driven by higher activity levels.
Depreciation and Amortization Depreciation expense decreased to $89.1 million during the three months ended March 31, 2023 as compared to $95.8 million during the three months ended March 31, 2022. The decrease is primarily attributable to the relatively low levels of capital expenditures during the last twelve months.
Selling, General and Administrative Expense Selling, general and administrative expense increased to $16.2 million during the three months ended March 31, 2023 as compared to $10.9 million during the three months ended March 31, 2022. The increase was largely driven by a $3.6 million increase in professional fees.
Q2FY23 FORM 10-Q | 34

Offshore Gulf of Mexico

	Three Months Ended March 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$34,979	$29,147	20.0%
Direct operating expenses	25,688	20,884	23.0
Depreciation	1,904	2,401	(20.7)
Selling, general and administrative expense	700	584	19.9
Segment operating income	$6,687	$5,278	26.7

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$9,291	$8,263	12.4
Revenue days[3]	360	360	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,994	$5,809	37.6
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 90 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $35.0 million and $29.1 million in the three months ended March 31, 2023 and 2022, respectively. The 20.0 percent increase in operating revenue is primarily driven by pricing increases and wage increase pass-throughs which occurred in the latter portion of fiscal year 2022.
Direct Operating Expenses Direct operating expenses increased to $25.7 million during the three months ended March 31, 2023 as compared to $20.9 million during the three months ended March 31, 2022. The increase was primarily driven by the mix of rigs working at full utilization as opposed to mobilizing or being on standby, in addition to the factors described above.
Q2FY23 FORM 10-Q | 35

International Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$55,890	$27,422	103.8%
Direct operating expenses	47,275	25,171	87.8
Depreciation	1,652	1,049	57.5
Selling, general and administrative expense	3,008	2,050	46.7
Segment operating income (loss)	$3,955	$(848)	566.4

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$8,615	$2,251	282.7
Revenue days[3]	1,263	636	98.6
Average active rigs[4]	14	7	98.6
Number of active rigs at the end of period[5]	15	6	150.0
Number of available rigs at the end of period	22	28	(21.4)
Reimbursements of "out-of-pocket" expenses	$2,789	$1,226	127.5
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 90 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $55.9 million during the three months ended March 31, 2023 compared to $27.4 million during the three months ended March 31, 2022. This increase is primarily driven by a 98.6 percent increase in activity levels.
Direct Operating Expenses Direct operating expenses increased to $47.3 million during the three months ended March 31, 2023 as compared to $25.2 million during the three months ended March 31, 2022. This increase was primarily driven by an increase of $10.5 million in labor expenses and an increase of $9.9 million in materials and supplies given higher activity levels.
Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Operating revenues	$20,235	$15,418	31.2%
Direct operating expenses	12,656	11,208	12.9
Depreciation	456	370	23.2
Selling, general and administrative expense	300	673	(55.4)
Operating income	$6,823	$3,167	115.4
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the three months ended March 31, 2023 and 2022 amounted to $17.7 million and $13.2 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $1.7 million and $1.8 million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $10.9 million and $7.9 million during the three months ended March 31, 2023 and 2022, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.
Q2FY23 FORM 10-Q | 36

Results of Operations for the Six Months Ended March 31, 2023 and 2022
Consolidated Results of Operations
Net Income (Loss) We reported income from continuing operations of $260.3 million ($2.45 per diluted share) from operating revenues of $1.5 billion for the six months ended March 31, 2023 compared to a loss from continuing operations of $56.0 million ($0.53 loss per diluted share) from operating revenues of $877.4 million for the six months ended March 31, 2022. Included in net income for the six months ended March 31, 2023 is income of $0.9 million ($0.01 per diluted share) from discontinued operations. Including discontinued operations, we recorded net income of $261.2 million ($2.46 per diluted share) for the six months ended March 31, 2023 compared to a net loss of $56.3 million ($0.53 loss per diluted share) for the six months ended March 31, 2022.
Operating Revenue Consolidated operating revenues were $1.5 billion for the six months ended March 31, 2023 and $877.4 million for the six months ended March 31, 2022. The increase is primarily driven by an increase in average rig pricing and activity levels in our North America Solutions segment and increased activity levels in our International Solutions segment. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses for the six months ended March 31, 2023 were $879.7 million, compared to $641.8 million for the six months ended March 31, 2022. The increase was primarily attributable to the aforementioned higher activity levels as well as a North America Solutions wage increase that became effective at the end of fiscal year 2022.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $101.3 million during the six months ended March 31, 2023 compared to $90.8 million during the six months ended March 31, 2022. The increase is primarily due to a $5.2 million increase in professional fees and a $2.9 million increase in labor expenses.
Asset Impairment Charges During the six months ended March 31, 2023, we recorded $12.1 million in asset impairment charges as the Company initiated a plan to decommission, scrap and/or sell certain assets including four international FlexRig® drilling rigs, four international conventional drilling rigs, and additional equipment. The aggregate net book value of these assets of $13.2 million was written down to their estimated scrap value of $1.1 million. Comparatively, during the six months ended March 31, 2022, we identified two partial rig substructures and two international FlexRig® drilling rigs that met the assets held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. This resulted in an impairment charge of $4.4 million as the book values of these rig substructures were written down to their estimated scrap value of $0.1 million and the international drilling rigs were written down to their fair value less estimated cost to sell of $0.9 million.
Gain on Investment Securities During the six months ended March 31, 2023, we recognized an aggregate gain of $24.7 million on investment securities compared to a gain of $70.0 million during the six months ended March 31, 2022. This gain mainly comprised of a $24.4 million gain on our equity investment in ADNOC Drilling caused by an increase in the fair market value of the stock. Comparatively, we recorded a gain of $64.5 million on this investment during the six months ended March 31, 2022.
Income Taxes We used an estimated annual effective tax rate for purposes of determining the income tax provision for the six months ended March 31, 2023. We used a discrete effective tax rate method to calculate income taxes for the six months ended March 31, 2022 as we determined the estimated annual effective tax rate method would not provide a reliable estimate for the six months ended March 31, 2022.
For the six months ended March 31, 2023 we had income tax expense of $83.5 million (which includes discrete tax expense of $0.2 million related to equity compensation) compared to an income tax benefit of $4.9 million for the six months ended March 31, 2022 (which included discrete tax expense of $4.1 million related to equity compensation). Our statutory federal income tax rate for fiscal year 2023 and 2022 is 21.0 percent (before incremental state and foreign taxes).
Q2FY23 FORM 10-Q | 37

North America Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$1,302,943	$749,848	73.8%
Direct operating expenses	746,466	550,965	35.5
Depreciation and amortization	178,884	189,438	(5.6)
Research and development	15,797	12,988	21.6
Selling, general and administrative expense	30,402	21,712	40.0
Asset impairment charges	3,948	1,868	111.3
Restructuring charges	—	473	(100.0)
Segment operating income (loss)	$327,446	$(27,596)	1,286.6

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$556,477	$198,883	179.8
Revenue days[3]	33,067	27,698	19.4
Average active rigs[4]	182	152	19.4
Number of active rigs at the end of period[5]	179	171	4.7
Number of available rigs at the end of period	233	236	(1.3)
Reimbursements of "out-of-pocket" expenses	$156,601	$89,793	74.4
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 182 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $1.3 billion and $0.7 billion in the six months ended March 31, 2023 and 2022, respectively. The $0.6 billion increase in operating revenue is primarily due to higher pricing levels and a 19.4 percent increase in activity levels.
Direct Operating Expenses Direct operating expenses increased to $746.5 million during the six months ended March 31, 2023 as compared to $551.0 million during the six months ended March 31, 2022. This increase was primarily driven by a $104.2 million increase in labor expense driven by higher activity levels and increased field wages beginning in late September 2022. Additionally, materials and supplies expense increased $20.5 million, which was also driven by higher activity levels.
Depreciation and Amortization Depreciation expense decreased to $178.9 million during the six months ended March 31, 2023 as compared to $189.4 million during the six months ended March 31, 2022. The decrease is primarily attributable to the relatively low levels of capital expenditures during the last twelve months.
Selling, General and Administrative Expense Selling, general and administrative expense increased to $30.4 million during the six months ended March 31, 2023 as compared to $21.7 million during the six months ended March 31, 2022. The increase was largely driven by a $6.3 million increase in professional fees.
Asset Impairment Charges During the six months ended March 31, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the six months ended March 31, 2023. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidated Statement of Operations. During the six months ended March 31, 2022, we identified two partial rig substructures that met the assets held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. This resulted in an impairment charge of $1.9 million as the book values of these rig substructures were written down to their estimated scrap value of $0.1 million.
Q2FY23 FORM 10-Q | 38

Offshore Gulf of Mexico

	Six Months Ended March 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$70,143	$58,461	20.0%
Direct operating expenses	51,379	41,595	23.5
Depreciation	3,798	4,781	(20.6)
Selling, general and administrative expense	1,533	1,341	14.3
Segment operating income	$13,433	$10,744	25.0

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$18,764	$16,866	11.3
Revenue days[3]	728	728	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$15,183	$11,884	27.8
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 182 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $70.1 million and $58.5 million during the six months ended March 31, 2023 and 2022, respectively. The 20.0 percent increase in operating revenue is primarily driven by pricing increases and wage increase pass-throughs which occurred in the latter portion of fiscal year 2022.
Direct Operating Expenses Direct operating expenses increased to $51.4 million during the six months ended March 31, 2023 as compared to $41.6 million during the six months ended March 31, 2022. The increase was primarily driven by the mix of rigs working at full utilization as opposed to mobilizing or being on standby, in addition to the factors described above.

Q2FY23 FORM 10-Q | 39

International Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$110,691	$64,581	71.4%
Direct operating expenses	88,252	49,302	79.0
Depreciation	3,044	1,804	68.7
Selling, general and administrative expense	5,717	3,779	51.3
Asset impairment charges	8,149	2,495	226.6
Segment operating income	$5,529	$7,201	(23.2)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$22,439	$15,279	46.9
Revenue days[3]	2,403	1,283	87.3
Average active rigs[4]	13	7	87.3
Number of active rigs at the end of period[5]	15	6	150.0
Number of available rigs at the end of period	22	28	(21.4)
Reimbursements of "out-of-pocket" expenses	$5,645	$2,669	111.5
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 182 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $110.7 million during the six months ended March 31, 2023 compared to $64.6 million during the six months ended March 31, 2022. This increase is primarily driven by a 87.3 percent increase in activity levels. Additionally, during the six months ended March 31, 2022, we recognized $16.4 million in revenue related to the settlement of a contract drilling dispute related to drilling services provided from fiscal years 2016 through 2019 with YPF S.A. Refer to Note 8—Revenue from Contracts with Customers for additional details.
Direct Operating Expenses Direct operating expenses increased to $88.3 million during the six months ended March 31, 2023 as compared to $49.3 million during the six months ended March 31, 2022. This increase was primarily driven by an increase of $17.8 million in labor expense and an increase of $15.1 million in materials and supplies given higher activity levels.
Asset Impairment Charges During the six months ended March 31, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the six months ended March 31, 2023. During the six months ended March 31, 2022, we identified two international FlexRig® drilling rigs that met the assets held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. This resulted in an impairment charge of $2.5 million as the book values of these international drilling rigs were written down to their fair value less estimated cost to sell of $0.9 million.
Q2FY23 FORM 10-Q | 40

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2023	2022	% Change
Operating revenues	$39,146	$31,341	24.9%
Direct operating expenses	26,245	22,528	16.5
Depreciation	913	715	27.7
Selling, general and administrative expense	488	1,002	(51.3)
Operating income	$11,500	$7,096	62.1
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the six months ended March 31, 2023 and 2022 amounted to $34.1 million and $26.9 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $4.7 million and $(0.4) million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $20.9 million and $16.7 million during the six months ended March 31, 2023 and 2022, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments. Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may return cash to shareholders through dividends or share repurchases, or we may invest in highly rated short‑term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies and Related Risks and Uncertainties—International Solutions Drilling Risks.
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
Cash Flows

Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling rigs under contract, the revenue we receive under those contracts, the efficiency with which we operate our drilling rigs, the timing of collections on outstanding accounts receivable, the timing of payments to our vendors for operating costs, and capital expenditures. As our revenues increase, operating net working capital is typically a use of capital, while conversely, as our revenues decrease, operating net working capital is typically a source of capital. To date, general inflationary trends have not had a material effect on our operating margins or cash flows as we have been able to offset these cumulative cost trends with rate increases.
Q2FY23 FORM 10-Q | 41

As of March 31, 2023, we had cash and cash equivalents of $159.7 million and short-term investments of $85.1 million. Our cash flows for the six months ended March 31, 2023, and 2022 are presented below:

	Six Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$326,254	$18,896
Investing activities	(119,206)	(45,321)
Financing activities	(263,154)	(680,915)
Net decrease in cash and cash equivalents and restricted cash	$(56,106)	$(707,340)
Operating Activities

Our operating net working capital (non-GAAP) as of March 31, 2023 and September 30, 2022 is presented below:

	March 31,	September 30,
(in thousands)	2023	2022
Total current assets	$1,004,451	$1,002,944
Less:
Cash and cash equivalents	159,672	232,131
Short-term investments	85,090	117,101
Assets held-for-sale	1,349	4,333
	758,340	649,379

Total current liabilities	413,721	394,810
Less:
Dividends payable	50,409	26,693
Advance payment for sale of property, plant and equipment	—	600
	$363,312	$367,517

Operating net working capital (non-GAAP)	$395,028	$281,862
Cash flows provided by operating activities were approximately $326.3 million and $18.9 million for the six months ended March 31, 2023 and 2022, respectively. The change in cash provided by operating activities is primarily driven by higher activity and rates, partially offset by changes in operating net working capital. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable and advance payments for sale of property, plant and equipment. Operating net working capital was $395.0 million and $281.9 million as of March 31, 2023 and September 30, 2022, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers. The increase in operating net working capital was primarily driven by higher rig activity and rates.
Investing Activities
Capital Expenditures Our capital expenditures during the six months ended March 31, 2023 were $181.5 million compared to $104.5 million during the six months ended March 31, 2022. The increase in capital expenditures is driven by higher activity and increased costs associated with rig upgrades and reactivations.
Sales of Short-Term Investments Our net sales of short-term investments during the six months ended March 31, 2023 were $33.3 million compared to $48.9 million during the six months ended March 31, 2022. The change is driven by our ongoing liquidity management.
Purchases of Long-Term Investments Our net purchases of long-term investments during the six months ended March 31, 2023 were $18.8 million compared to $14.1 million during the six months ended March 31, 2022. The increase is primarily driven by our purchase of $14.1 million equity investment in Tamboran Resources Limited and $4.1 million in debt and equity security investments in various geothermal energy companies.
Q2FY23 FORM 10-Q | 42

Sale of Assets Our proceeds from asset sales during the six months ended March 31, 2023 were $47.7 million compared to proceeds of $34.9 million during the six months ended March 31, 2022. The increase in proceeds is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $0.97 per share, comprised of a base cash dividend of $0.50 and a supplemental cash dividend of $0.47, during the six months ended March 31, 2023. Comparatively, during the six months ended March 31, 2022, we paid dividends of $0.50 per share. Total dividends paid were $102.9 million and $54.0 million during the six months ended March 31, 2023 and 2022, respectively. A base cash dividend of $0.25 per share and a quarterly supplemental cash dividend of $0.235 per share was declared on March 1, 2023 for shareholders of record on May 18, 2023, payable on June 1, 2023. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
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
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares, effective January 1, 2023. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. During the six months ended March 31, 2023, we repurchased 3.4 million common shares, at an aggregate cost of $145.8 million, including excise tax of $0.8 million and 3.2 million common shares were repurchased at an aggregate cost of $77.0 million during the six months ended March 31, 2022.
Credit Facility
On November 13, 2018, we entered into a credit agreement by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which was amended on November 13, 2019, providing for an unsecured revolving credit facility (as amended, the “2018 Credit Facility”), that was set to mature on November 13, 2024. On April 16, 2021, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 13, 2024 to November 12, 2025. No other terms of the 2018 Credit Facility were amended in connection with this extension. On March 8, 2022, we entered into the second amendment to the 2018 Credit Facility, which, among other things, raised the number of potential future extensions of the maturity date applicable to extending lenders from one to two such potential extensions and replaced provisions in respect of interest rate determinations that were based on the London Interbank Offered Rate with provisions based on the Secured Overnight Financing Rate. Additionally, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 12, 2025 to November 11, 2026. On February 10, 2023, lenders with $680.0 million of commitments under the 2018 Credit Facility exercised their option to extend the maturity of the 2018 Credit Facility from November 11, 2026 to November 12, 2027. The remaining $70.0 million of commitments under the 2018 Credit Facility will expire on November 13, 2024, unless extended by the applicable lender before such date.
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
As of March 31, 2023, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of March 31, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of March 31, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2023, we were in compliance with all debt covenants.
Q2FY23 FORM 10-Q | 43

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

In June 2022, we settled a registered exchange offer (the “Registered Exchange Offer”) to exchange the 2031 Notes for new, SEC-registered notes that are substantially identical to the terms of the 2031 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the 2031 Notes do not apply to the new notes. All of the 2031 Notes were exchanged in the Registered Exchange Offer.

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
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2023 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at March 31, 2023 and matures on September 29, 2031.
As of March 31, 2023, we had a $540.3 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At March 31, 2023, we had $3.2 million recorded for uncertain tax positions and related interest and penalties. However, the timing of such payments to the respective taxing authorities cannot be estimated at this time.
The long‑term debt to total capitalization ratio was 16.6 percent at March 31, 2023 and 16.6 percent at September 30, 2022. For additional information regarding debt agreements, refer to Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2022.
Q2FY23 FORM 10-Q | 44

Material Commitments
Material commitments as reported in our 2022 Annual Report on Form 10-K have not changed significantly at March 31, 2023, other than those disclosed in Note 12—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2022 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates.

Recently Issued Accounting Standards
See Note 2—Summary of Significant Accounting Policies and Related Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.

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

	Three Months Ended March 31, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$182,149	$6,687	$3,955
Add back:
Depreciation and amortization	89,070	1,904	1,652
Research and development	8,738	—	—
Selling, general and administrative expense	16,212	700	3,008
Direct margin (Non-GAAP)	$296,169	$9,291	$8,615

	Three Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$1,297	$5,278	$(848)
Add back:
Depreciation and amortization	95,817	2,401	1,049
Research and development	6,420	—	—
Selling, general and administrative expense	10,883	584	2,050
Direct margin (Non-GAAP)	$114,417	$8,263	$2,251
Q2FY23 FORM 10-Q | 45

	Six Months Ended March 31, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$327,446	$13,433	$5,529
Add back:
Depreciation and amortization	178,884	3,798	3,044
Research and development	15,797	—	—
Selling, general and administrative expense	30,402	1,533	5,717
Asset impairment charges	3,948	—	8,149
Direct margin (Non-GAAP)	$556,477	$18,764	$22,439

	Six Months Ended March 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$(27,596)	$10,744	$7,201
Add back:
Depreciation and amortization	189,438	4,781	1,804
Research and development	12,988	—	—
Selling, general and administrative expense	21,712	1,341	3,779
Asset impairment charges	1,868	—	2,495
Restructuring charges	473	—	—
Direct margin (Non-GAAP)	$198,883	$16,866	$15,279

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see the following:
•Note 11—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K filed with the SEC on November 16, 2022;
•Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and
•Note 2—Summary of Significant Accounting Policies and Related Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Q2FY23 FORM 10-Q | 46

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three months ended March 31, 2023 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
January 1 - January 31	491	$47.34	491	4,509
February 1 - February 28	870	43.13	870	3,639
March 1 - March 31	1,182	38.22	1,182	2,457
Total	2,543		2,543
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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 3, 2023, SEC File No. 001-04221).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2023, filed on April 26, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q2FY23 FORM 10-Q | 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	April 26, 2023	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	April 26, 2023	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q2FY23 FORM 10-Q | 48