Form 10-Q
period 2023-06-30
Helmerich & Payne, Inc.
filed 2023-07-26
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT July 20, 2023
Common Stock, $0.10 par value	99,426,526

Q3FY23 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
(in thousands except share data and share amounts)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$220,609	$232,131
Restricted cash	61,364	36,246
Short-term investments	72,609	117,101
Accounts receivable, net of allowance of $4,983 and $2,975, respectively	449,588	458,713
Inventories of materials and supplies, net	101,299	87,957
Prepaid expenses and other, net	86,371	66,463
Assets held-for-sale	988	4,333
Total current assets	992,828	1,002,944

Investments	246,059	218,981
Property, plant and equipment, net	2,932,593	2,960,809
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	62,183	67,154
Operating lease right-of-use assets	36,972	39,064
Other assets, net	24,528	20,926
Total other noncurrent assets	169,336	172,797

Total assets	$4,340,816	$4,355,531

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$151,671	$126,966
Dividends payable	48,878	26,693
Accrued liabilities	232,947	241,151
Total current liabilities	433,496	394,810

Noncurrent Liabilities:
Long-term debt, net	544,996	542,610
Deferred income taxes	541,424	537,712
Other	112,819	114,927
Total noncurrent liabilities	1,199,239	1,195,249
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of June 30, 2023 and September 30, 2022, and 99,426,526 and 105,293,662 shares outstanding as of June 30, 2023 and September 30, 2022, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	517,259	528,278
Retained earnings	2,655,287	2,473,572
Accumulated other comprehensive loss	(11,305)	(12,072)
Treasury stock, at cost, 12,796,339 shares and 6,929,203 shares as of June 30, 2023 and September 30, 2022, respectively	(464,382)	(235,528)
Total shareholders’ equity	2,708,081	2,765,472
Total liabilities and shareholders' equity	$4,340,816	$4,355,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3FY23 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
OPERATING REVENUES
Drilling services	$721,567	$547,906	$2,205,419	$1,420,810
Other	2,389	2,327	7,396	6,802
	723,956	550,233	2,212,815	1,427,612
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	429,182	376,210	1,306,543	1,015,621
Other operating expenses	1,003	1,053	3,317	3,416
Depreciation and amortization	94,811	100,741	287,721	304,115
Research and development	7,085	6,511	22,720	19,425
Selling, general and administrative	49,271	44,933	150,581	135,699
Asset impairment charges	—	—	12,097	4,363
Restructuring charges	—	33	—	838
Gain on reimbursement of drilling equipment	(10,642)	(9,895)	(37,940)	(21,597)
Other (gain) loss on sale of assets	4,504	(3,075)	(394)	(2,762)
	575,214	516,511	1,744,645	1,459,118
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	148,742	33,722	468,170	(31,506)
Other income (expense)
Interest and dividend income	10,748	5,313	20,508	11,301
Interest expense	(4,324)	(4,372)	(12,918)	(14,876)
Gain (loss) on investment securities	(18,538)	(14,310)	6,123	55,684
Loss on extinguishment of debt	—	—	—	(60,083)
Other	(685)	(1,148)	(2,088)	(2,166)
	(12,799)	(14,517)	11,625	(10,140)
Income (loss) from continuing operations before income taxes	135,943	19,205	479,795	(41,646)
Income tax expense (benefit)	40,663	1,730	124,187	(3,166)
Income (loss) from continuing operations	95,280	17,475	355,608	(38,480)
Income (loss) from discontinued operations before income taxes	13	277	870	(106)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	13	277	870	(106)
NET INCOME (LOSS)	$95,293	$17,752	$356,478	$(38,586)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.93	$0.16	$3.39	$(0.37)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$0.93	$0.16	$3.40	$(0.37)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.93	$0.16	$3.38	$(0.37)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$0.93	$0.16	$3.39	$(0.37)

Weighted average shares outstanding:
Basic	101,163	105,289	103,464	106,092
Diluted	101,550	106,021	103,852	106,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3FY23 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$95,293	$17,752	$356,478	$(38,586)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(59.6) thousand and $(209.8) thousand for the three and nine months ended June 30, 2023, respectively, and $(41.7) thousand and $(268.4) thousand for the three and nine months ended June 30, 2022, respectively	255	389	767	1,177
Other comprehensive income	255	389	767	1,177
Comprehensive income (loss)	$95,548	$18,141	$357,245	$(37,409)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3FY23 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	97,145	—	—	—	97,145
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(76,611)	—	—	—	(76,611)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(22,776)	—	—	(449)	13,293	(9,483)
Stock-based compensation	—	—	8,273	—	—	—	—	8,273
Share repurchases	—	—	—	—	—	844	(39,060)	(39,060)
Other	—	—	(847)	—	—	—	—	(847)
Balance at December 31, 2022	112,222	$11,222	$512,928	$2,494,106	$(11,816)	7,324	$(261,295)	$2,745,145
Comprehensive income:
Net income	—	—	—	164,040	—	—	—	164,040
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(50,046)	—	—	—	(50,046)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(11,769)	—	—	(229)	6,842	(4,927)
Stock-based compensation	—	—	7,431	—	—	—	—	7,431
Share repurchases	—	—	—	—	—	2,543	(106,708)	(106,708)
Other	—	—	615	—	—	—	—	615
Balance at March 31, 2023	112,222	$11,222	$509,205	$2,608,100	$(11,560)	9,638	$(361,161)	$2,755,806
Comprehensive income:
Net income	—	—	—	95,293	—	—	—	95,293
Other comprehensive income	—	—	—	—	255	—	—	255
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(48,106)	—	—	—	(48,106)
Stock-based compensation	—	—	8,180	—	—	—	—	8,180
Share repurchases	—	—	—	—	—	3,158	(103,221)	(103,221)
Other	—	—	(126)	—	—	—	—	(126)
Balance at June 30, 2023	112,222	$11,222	$517,259	$2,655,287	$(11,305)	12,796	$(464,382)	$2,708,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3FY23 FORM 10-Q | 6

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
	Three and Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income (loss):
Net loss	—	—	—	(51,362)	—	—	—	(51,362)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 base per share)	—	—	—	(26,807)	—	—	—	(26,807)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,152)	—	—	(381)	17,040	(4,112)
Stock-based compensation	—	—	6,218	—	—	—	—	6,218
Share repurchases	—	—	—	—	—	2,548	(60,358)	(60,358)
Balance at December 31, 2021	112,222	$11,222	$514,969	$2,495,206	$(19,850)	6,491	$(224,956)	$2,776,591
Comprehensive income (loss):
Net loss	—	—	—	(4,976)	—	—	—	(4,976)
Other comprehensive income	—	—	—	—	394	—	—	394
Dividends declared ($0.25 base per share)	—	—	—	(26,565)	—	—	—	(26,565)
Vesting of restricted stock awards, net of shares withheld for employee taxes		—	(7,197)	—	—	(161)	5,805	(1,392)
Stock-based compensation	—	—	7,945	—	—	—	—	7,945
Share repurchases	—	—	—	—	—	607	(16,641)	(16,641)
Other	—	—	(946)	—		—	—	(946)
Balance at March 31, 2022	112,222	$11,222	$514,771	$2,463,665	$(19,456)	6,937	$(235,792)	$2,734,410
Comprehensive income (loss):
Net income	—	—	—	17,752	—	—	—	17,752
Other comprehensive income	—	—	—	—	389	—	—	389
Dividends declared ($0.25 base per share)	—	—	—	(26,691)	—	—	—	(26,691)
Vesting of restricted stock awards, net of shares withheld for employee taxes		—	(136)	—	—	(5)	140	4
Stock-based compensation	—	—	7,051	—	—	—	—	7,051
Other	—	—	(247)	—	—	—	—	(247)
Balance at June 30, 2022	112,222	$11,222	$521,439	$2,454,726	$(19,067)	6,932	$(235,652)	$2,732,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q3FY23 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$356,478	$(38,586)
Adjustment for (income) loss from discontinued operations	(870)	106
Income (loss) from continuing operations	355,608	(38,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	287,721	304,115
Asset impairment charges	12,097	4,363
Amortization of debt discount and debt issuance costs	931	880
Loss on extinguishment of debt	—	60,083
Provision for credit loss	2,165	1,022
Stock-based compensation	23,884	21,214
Gain on investment securities	(6,123)	(55,684)
Gain on reimbursement of drilling equipment	(37,940)	(21,597)
Other gain on sale of assets	(394)	(2,762)
Deferred income tax expense (benefit)	4,197	(36,614)
Other	3,956	(2,765)
Change in assets and liabilities:
Accounts receivable	6,529	(173,625)
Inventories of materials and supplies	(13,899)	(2,482)
Prepaid expenses and other	(27,589)	9,209
Other noncurrent assets	(3,413)	1,829
Accounts payable	24,408	46,775
Accrued liabilities	(15,366)	22,511
Deferred income tax liability	(695)	454
Other noncurrent liabilities	2,980	(21,745)
Net cash provided by operating activities from continuing operations	619,057	116,701
Net cash used in operating activities from discontinued operations	(57)	(60)
Net cash provided by operating activities	619,000	116,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(281,790)	(174,958)
Other capital expenditures related to assets held-for-sale	—	(18,228)
Purchase of short-term investments	(102,140)	(109,318)
Purchase of long-term investments	(18,813)	(47,210)
Proceeds from sale of short-term investments	148,651	161,766
Proceeds from sale of long-term investments	—	22,042
Proceeds from asset sales	63,048	50,260
Other	—	(7,500)
Net cash used in investing activities	(191,044)	(123,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(152,579)	(80,702)
Payments for employee taxes on net settlement of equity awards	(14,410)	(5,515)
Payment of contingent consideration from acquisition of business	(250)	(250)
Payments for early extinguishment of long-term debt	—	(487,148)
Make-whole premium payment	—	(56,421)
Share repurchases	(247,213)	(76,999)
Other	(540)	(587)
Net cash used in financing activities	(414,992)	(707,622)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,964	(714,127)
Cash and cash equivalents and restricted cash, beginning of period	269,009	936,716
Cash and cash equivalents and restricted cash, end of period	$281,973	$222,589
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3FY23 FORM 10-Q | 8

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Nine Months Ended June 30,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$8,958	$10,889
Income tax paid	155,725	3,454
Income tax received	(26,654)	(62)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	9,049	9,255
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	2,031	(4,260)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3FY23 FORM 10-Q | 9

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
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia, and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in four international locations: Argentina, Bahrain, Colombia and the United Arab Emirates. Our operations in Australia are expected to begin in the fourth quarter of fiscal year 2023.
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
    We had restricted cash of $61.4 million and $33.9 million at June 30, 2023 and 2022, respectively, and $36.9 million and $19.2 million at September 30, 2022 and 2021, respectively. Of the total at June 30, 2023 and September 30, 2022, $0.7 million and $1.1 million, respectively, is related to the acquisition of drilling technology companies, and $60.7 million and $35.8 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.

Q3FY23 FORM 10-Q | 10

Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,		September 30,
(in thousands)	2023	2022	2022	2021
Cash and cash equivalents	$220,609	$188,663	$232,131	$917,534
Restricted cash	61,364	33,242	36,246	18,350
Restricted cash - long-term:
Other assets, net	—	684	632	832
Total cash, cash equivalents, and restricted cash	$281,973	$222,589	$269,009	$936,716
Related Party Transactions
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran, a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee. Mobilization of the rig commenced during the three months ended June 30, 2023, and, as a result, we recorded $6.7 million in receivables and $5.7 million as a contract liability on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023. We expect to earn $35.2 million in revenue over the term of the contract, and, as such, this amount is included within our contract backlog as of June 30, 2023. Drilling services are expected to commence in the fourth fiscal quarter of 2023.
Refer to Note 11—Fair Value Measurement of Financial Instruments for additional information related to our investment.
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
Q3FY23 FORM 10-Q | 11

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
Self-Insurance
Our wholly-owned insurance captives (the "Captives") incurred direct operating costs consisting primarily of adjustments to accruals for estimated losses of $5.5 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and $10.2 million and $2.7 million for the nine months ended June 30, 2023 and 2022, respectively, and rig and casualty insurance premiums of $9.7 million and $9.4 million during the three months ended June 30, 2023 and 2022 respectively, and $30.6 million and $26.2 million for the nine months ended June 30, 2023 and 2022. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended June 30, 2023 and 2022 amounted to $17.4 million and $14.7 million, respectively, and $51.4 million and $41.6 million during the nine months ended June 30, 2023 and 2022, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." The Company self-insures employee health plan exposures in excess of employee deductibles. Starting in the second quarter of fiscal year 2020, the Captive insurer issued a stop-loss program that will reimburse the Company's health plan for claims that exceed $50,000. This program is reviewed at the end of each policy year by an outside actuary. Our medical stop loss operating expenses for the three months ended June 30, 2023 and 2022 were $2.1 million and $3.8 million, respectively, and $7.4 million and $10.6 million for the nine months ended June 30, 2023 and 2022, respectively.
Q3FY23 FORM 10-Q | 12

International Solutions Drilling Risks
International Solutions drilling operations may significantly contribute to our revenues and net operating income (loss). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our International Solutions operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, geopolitical developments and tensions, war and uncertainty in oil-producing companies, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
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
We recorded aggregate foreign currency losses of $1.4 million and $1.7 million for the three and nine months ended June 30, 2023, respectively, and $1.2 million and $4.5 million for the three and nine months ended June 30, 2022, respectively. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of June 30, 2023, our cash balance in Argentina was the U.S. dollar equivalent of $24.0 million in Argentine Pesos.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and nine months ended June 30, 2023, approximately 6.8 percent and 7.3 percent of our operating revenues were generated from international locations compared to 5.4 percent and 6.7 percent during the three and nine months ended June 30, 2022, respectively. During the three and nine months ended June 30, 2023, approximately 84.8 percent and 87.3 percent of operating revenues from international locations were from operations in South America compared to 82.6 percent and 78.4 percent during the three and nine months ended June 30, 2022, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
Q3FY23 FORM 10-Q | 13

NOTE 3 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2023 and September 30, 2022 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2023	September 30, 2022
Drilling services equipment	4 - 15 years	$6,382,505	$6,369,888
Tubulars	4 years	571,490	569,496
Real estate properties	10 - 45 years	47,045	45,557
Other	2 - 23 years	438,908	422,479
Construction in progress[1]		92,829	70,119
		7,532,777	7,477,539
Accumulated depreciation		(4,600,184)	(4,516,730)
Property, plant and equipment, net		$2,932,593	$2,960,809

Assets held-for-sale		$988	$4,333
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended June 30, 2023 and 2022 was $93.2 million and $97.5 million, including abandonments of $0.2 million and $1.4 million, respectively. Depreciation expense during the nine months ended June 30, 2023 and 2022 was $282.7 million and $293.5 million including abandonments of $2.4 million and $5.2 million, respectively. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The insurance recovery is expected to exceed the net book value of the components written off. The loss of $9.2 million and an offsetting insurance recovery for the same amount are recorded within Depreciation and amortization in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2023. During the third quarter of fiscal year 2023 we collected $7.8 million of the total expected insurance proceeds. Future proceeds in excess of the recognized loss will be recognized once all contingencies related to the insurance claim have been resolved.
Assets Held-for-Sale
The following is a summary of the changes in the balance (in thousands) of our assets held-for-sale for the period indicated below:

Balance at September 30, 2022	$4,333
Plus:
Asset additions	1,177
Less:
Sale of assets held-for-sale	(1,789)
Impairment expense	(2,733)
Balance at June 30, 2023	$988
Fiscal Year 2023 Activity
During the nine months ended June 30, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2023.
Q3FY23 FORM 10-Q | 14

During the nine months ended June 30, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the nine months ended June 30, 2023. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidated Statement of Operations.
Fiscal Year 2022 Activity
During the nine months ended June 30, 2022, we closed on the sale of our trucking and casing running assets for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations. We recognized earnout proceeds associated with the sale of our trucking and casing running assets of $1.4 million and $0.9 million during the nine months ended June 30, 2023 and 2022, respectively, in Other (gain) loss on sale of assets on the Unaudited Condensed Consolidated Statements of Operations.
During the nine months ended June 30, 2022, we identified two partial rig substructures that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The combined net book value of the rig substructures of $2.0 million were written down to their estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.9 million within our North America Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2022. During the same period, we completed the sale of these assets with a net book value of approximately $0.1 million, resulting in no gain or loss as a result of the sale. During the same period, we identified two international FlexRig® drilling rigs located in Colombia that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. In conjunction with establishing a plan to sell the two international FlexRig® drilling rigs, we recognized a non-cash impairment charge of $2.5 million within our International Solutions segment and recorded in the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million. During the nine months ended June 30, 2022, we completed the sale of these assets for total consideration of $0.9 million, resulting in no gain or loss as a result of the sale.
During the nine months ended June 30, 2022, ADNOC Drilling accepted delivery of five rigs with an aggregate net book value of $34.5 million. As a result, we recognized a gain of $1.1 million, after incurring $15.7 million of selling costs, during the nine months ended June 30, 2022 in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statement of Operations. Upon final acceptance of delivery, these rigs were removed from assets classified as held-for-sale as of June 30, 2022.
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
Gain on Reimbursement of Drilling Equipment
We recognized gains of $10.6 million and $37.9 million during the three and nine months ended June 30, 2023, respectively, and $9.9 million and $21.6 million during the three and nine months ended June 30, 2022, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.

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

During the three and nine months ended June 30, 2023, we had no additions or impairments to goodwill. As of June 30, 2023 and September 30, 2022, the goodwill balance was $45.7 million.
Q3FY23 FORM 10-Q | 15

Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment and consist of the following:

		June 30, 2023			September 30, 2022
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$32,603	$56,493	$89,096	$28,137	$60,959
Intellectual property	13 years	2,000	463	1,537	2,000	328	1,672
Trade name	20 years	5,865	1,712	4,153	5,865	1,475	4,390
Customer relationships	5 years	4,000	4,000	—	4,000	3,867	133
		$100,961	$38,778	$62,183	$100,961	$33,807	$67,154

Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.6 million and $1.8 million for the three months ended June 30, 2023 and 2022 respectively and $5.0 million and $5.4 million for the nine months ended June 30, 2023 and 2022 respectively. Amortization expense is estimated to be approximately $1.6 million for the remainder of fiscal year 2023, and approximately $6.4 million for fiscal year 2024 through 2027.

NOTE 5 DEBT

We have the following unsecured long-term debt outstanding with maturities shown in the following table:

	June 30, 2023			September 30, 2022
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(5,004)	$544,996	$550,000	$(7,390)	$542,610
	550,000	(5,004)	544,996	550,000	(7,390)	542,610

Less: long-term debt due within one year	—	—	—	—	—	—
Long-term debt	$550,000	$(5,004)	$544,996	$550,000	$(7,390)	$542,610

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
Q3FY23 FORM 10-Q | 16

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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
As of June 30, 2023, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of June 30, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of June 30, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2023, we were in compliance with all debt covenants.

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
Our income tax expense from continuing operations for the three months ended June 30, 2023 and 2022 was $40.7 million and $1.7 million, respectively, resulting in effective tax rates of 29.9 percent and 9.0 percent, respectively. Our income tax expense (benefit) from continuing operations for the nine months ended June 30, 2023 and 2022 was $124.2 million and $(3.2) million, respectively, resulting in effective tax rates of 25.9 percent and 7.6 percent, respectively.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and nine months ended June 30, 2023 and 2022 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. The discrete adjustments for the three and nine months ended June 30, 2023 and 2022 are primarily due to changes in our deferred state income tax rate, return to provision adjustments, and equity compensation.
As of June 30, 2023, we have recorded approximately $3.2 million of unrecognized tax benefits, interest, and penalties. We believe it is reasonably possible up to $2.6 million of the unrecognized tax benefits, interest, and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
Q3FY23 FORM 10-Q | 17

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares. On June 7, 2023, the Board of Directors further increased the maximum number of shares authorized to be repurchased in calendar year 2023 to seven million shares. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended June 30, 2023, we repurchased 3.2 million and 6.5 million common shares, at an aggregate cost of $103.2 million and $249.0 million, including excise tax of $1.0 million and $1.8 million, respectively. We repurchased 3.2 million common shares at an aggregate cost of $77.0 million during the nine months ended June 30, 2022. We did not repurchase any common shares during the three months ended June 30, 2022.
A base cash dividend of $0.25 per share and a supplemental dividend of $0.235 per share was declared on March 1, 2023 for shareholders of record on May 18, 2023, and was paid on June 1, 2023. On June 7, 2023, the Board of Directors declared a base cash dividend of $0.25 per share and a supplemental cash dividend of $0.235 per share for shareholders of record on August 17, 2023, payable on August 31, 2023. As a result, we recorded Dividends payable of $48.9 million on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023.
Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30,	September 30,
(in thousands)	2023	2022
Pre-tax amounts:
Unrealized actuarial loss	$(14,710)	$(15,703)
	(14,710)	(15,703)
After-tax amounts:
Unrealized actuarial loss	$(11,305)	$(12,072)
	$(11,305)	$(12,072)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and nine months ended June 30, 2023:

(in thousands)	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Balance at beginning of period	$(11,560)	$(12,072)
Activity during the period:
Amounts reclassified from accumulated other comprehensive loss	255	767
Net current-period other comprehensive income	255	767
Balance at June 30, 2023	$(11,305)	$(11,305)

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
Q3FY23 FORM 10-Q | 18

Performance-based contracts are contracts pursuant to which we are compensated based upon our performance against a mutually agreed upon set of predetermined targets. These contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. We often use our automated technology solutions to assist in achieving the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $316.2 million and $191.2 million during the three months ended June 30, 2023 and 2022, respectively, and $883.3 million and $483.6 million during the nine months ended June 30, 2023 and 2022, respectively.
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
Contract Costs
We had capitalized fulfillment costs of $14.3 million and $6.3 million as of June 30, 2023 and September 30, 2022, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of June 30, 2023 was approximately $1.1 billion, of which approximately $0.4 billion is expected to be recognized during the remainder of fiscal year 2023, approximately $0.6 billion during fiscal year 2024, and approximately $0.1 billion in fiscal year 2025 and thereafter. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities

The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	June 30, 2023	September 30, 2022
Contract assets, net	$6,905	$6,319

(in thousands)	June 30, 2023
Contract liabilities balance at September 30, 2022	$20,646
Payment received/accrued and deferred	64,035
Revenue recognized during the period	(49,955)
Contract liabilities balance at June 30, 2023	$34,726
Q3FY23 FORM 10-Q | 19

NOTE 9 STOCK-BASED COMPENSATION

A summary of compensation expense for stock-based payment arrangements recognized in Drilling services operating expense, Research and development expense and Selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense
Drilling services operating	$1,540	$1,340	$4,457	$3,862
Research and development	500	400	1,411	1,146
Selling, general and administrative	6,140	5,311	18,016	16,206
	$8,180	$7,051	$23,884	$21,214
Restricted Stock

A summary of the status of our restricted stock awards as of June 30, 2023 and changes in non-vested restricted stock outstanding during the nine months then ended is presented below:

(in thousands, except per share amounts)	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2022	1,493	$30.85
Granted	592	44.48
Vested[2]	(708)	33.95
Forfeited	(11)	36.53
Non-vested restricted stock outstanding at June 30, 2023	1,366	$35.10
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the nine months ended June 30, 2023, 12,591 restricted phantom stock units were granted and 14,199 restricted phantom stock units vested.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Performance Units

A summary of the status of our performance-vested restricted share units ("performance units") as of June 30, 2023 and changes in non-vested performance units outstanding during the nine months then ended is presented below:

(in thousands, except per unit amounts)	Performance Units	Weighted-Average Grant Date Fair Value per Unit
Non-vested performance units outstanding at September 30, 2022	726	$33.67
Granted	144	54.30
Vested	(286)	43.40
Dividend equivalent rights performance units credited and performance factor adjustment[1]	203	36.00
Non-vested performance units outstanding at June 30, 2023[2]	787	$34.51
(1)At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s total shareholder return ("TSR") relative to the TSR of the Peer Group on the vesting date.
(2)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 229,421 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 386,073 additional performance units could vest or become eligible to vest.
Q3FY23 FORM 10-Q | 20

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
Q3FY23 FORM 10-Q | 21

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$95,280	$17,475	$355,608	$(38,480)
Income (loss) from discontinued operations	13	277	870	(106)
Net income (loss)	95,293	17,752	356,478	(38,586)
Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(1,283)	(368)	(4,810)	(1,138)
Numerator for basic earnings (loss) per share:
From continuing operations	93,997	17,107	350,798	(39,618)
From discontinued operations	13	277	870	(106)
	94,010	17,384	351,668	(39,724)
Adjustment for diluted earnings (loss) per share
Effect of reallocating undistributed earnings of unvested shareholders	2	—	9	—
Numerator for diluted earnings (loss) per share:
From continuing operations	93,999	17,107	350,807	(39,618)
From discontinued operations	13	277	870	(106)
	$94,012	$17,384	$351,677	$(39,724)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	101,163	105,289	103,464	106,092
Effect of dilutive shares from restricted stock and performance share units	387	732	388	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	101,550	106,021	103,852	106,092
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.93	$0.16	$3.39	$(0.37)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$0.93	$0.16	$3.40	$(0.37)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.93	$0.16	$3.38	$(0.37)
Income from discontinued operations	—	—	0.01	—
Net income (loss)	$0.93	$0.16	$3.39	$(0.37)

We recorded a net loss during the nine months ended June 30, 2022. Accordingly, our diluted earnings per share calculation for that period was equivalent to our basic earnings per share calculation since diluted earnings per share excluded any assumed vesting of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Potentially dilutive shares excluded as anti-dilutive	2,964	2,429	2,479	2,605
Weighted-average price per share	$58.86	$63.16	$61.88	$61.84
Q3FY23 FORM 10-Q | 22

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
Recurring Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	June 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$51,721	$—	$51,721	$—
U.S. government and federal agency securities	20,888	20,888	—	—
Total short-term investments	72,609	20,888	51,721	—

Investments:
Non-qualified supplemental savings plan	15,183	15,183	—	—
Equity investment in ADNOC Drilling	154,770	154,770	—	—
Equity investment in Tamboran	12,623	12,623	—	—
Debt security investment in Galileo	35,001	—	—	35,001
Other debt securities	2,181	—	—	2,181
Total investments	219,758	182,576	—	37,182

Liabilities
Contingent consideration	$8,580	$—	$—	$8,580
Q3FY23 FORM 10-Q | 23

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$98,264	$—	$98,264	$—
U.S. government and federal agency securities	18,837	18,837	—	—
Total short-term investments	117,101	18,837	98,264	—

Investments:
Non-qualified supplemental savings plan	14,301	14,301	—	—
Equity investment in ADNOC Drilling	147,370	147,370	—	—
Debt security investment in Galileo	33,000	—	—	33,000
Other debt securities	565	—	—	565
Total investments	195,236	161,671	—	33,565

Liabilities
Contingent consideration	$4,022	$—	$—	$4,022
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
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. During the nine months ended June 30, 2023, we early adopted ASU No. 2022-03 which states that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. The provisions of ASU No. 2022-03 were consistent with our historical accounting for our investment in ADNOC Drilling. During the three and nine months ended June 30, 2023, we recognized a gain (loss) of $(17.0) million and $7.4 million, respectively, on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to a gain (loss) of $(17.0) million and $47.8 million during the three and nine months ended June 30, 2022, respectively. As of June 30, 2023, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
During the nine months ended June 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. For the three months ended June 30, 2022, we recorded a gain of $2.7 million related to this investment, which included a $0.5 million gain recognized upon the sale of our investment and a $2.2 million gain related to valuation adjustments. For the nine months ended June 30, 2022, we recorded a gain of $8.2 million related to this investment, which included a $0.5 million gain recognized upon the sale of our investment and a $7.7 million gain related to valuation adjustments. This activity is reported in Gain (loss) on investment securities in our Unaudited Condensed Consolidated Statement of Operations. This investment was classified as Level 1 and based on the quoted stock price.
Equity Securities with Fair Value Option In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran, a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin.
Q3FY23 FORM 10-Q | 24

We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage (approximately 6.2 percent as of June 30, 2023), operational involvement and role on the investee's board of directors. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income (loss). Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three and nine months ended June 30, 2023, we recognized a loss of $1.6 million and $1.5 million, respectively, recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of a convertible note. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). If the conversion option is exercised, the note would convert into common shares of the parent of Galileo Holdco 2. We currently do not intend to sell this investment prior to its maturity date or an exit event. As of June 30, 2023, the fair value of the convertible note was approximately equal to the cost basis.
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Assets at beginning of period	$35,140	$3,500	$33,565	$500
Purchases	41	33,024	2,116	36,024
Accrued interest[1]	2,001	—	2,001	—
Transfers out[2]	—	—	(500)	—
Assets at end of period	$37,182	$36,524	$37,182	$36,524
(1)During the nine months ended June 30, 2023, our convertible note agreement with Galileo was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we have included accrued interest in our total investment balance.
(2)We reclassified a portion of our long-term debt securities to short-term notes receivable and is recorded in accounts receivable on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023.

The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at June 30, 2023:

Fair Value	Valuation Technique	Unobservable Inputs
$35,001	Black-Scholes-Merton model	Discount rate	22.4%
		Risk-free rate	4.0%
		Equity volatility	92.5%
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
Q3FY23 FORM 10-Q | 25

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Liabilities at beginning of period	$5,030	$2,996	$4,022	$2,996
Additions	—	1,000	500	1,500
Total gains or losses:
Included in earnings	4,050	—	5,808	(250)
Settlements[1]	(500)	—	(1,750)	(250)
Liabilities at end of period	$8,580	$3,996	$8,580	$3,996
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
Other Equity Securities We also hold various other equity securities without readily determinable fair values, primarily comprised of geothermal investments. These equity securities are initially measured at cost, less any impairments, and will be marked to fair value when observable price changes in identical or similar investments from the same issuer occur. As of June 30, 2023 and September 30, 2022, the aggregate balance of these equity securities was $26.3 million and $23.7 million, respectively, which includes an investment with a balance of $10.7 million as of both June 30, 2023 and September 30, 2022, that was marked to fair value during the fourth fiscal quarter of 2022. This investment is classified as Level 3 based on the absence of market activity. During the three and nine months ended June 30, 2023 and 2022, we did not record any impairments on these investments.
Geothermal Investments
As of June 30, 2023 and September 30, 2022 the aggregate balance of our debt and equity security investments in geothermal energy was $27.4 million and $23.7 million, respectively. These investments include assets measured on both a recurring and nonrecurring basis (discussed in the subsections above). In circumstances where we are required to revalue these investments based on observable changes in fair market value, these investments would be classified as Level 3 based on the absence of market activity.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at June 30, 2023 and September 30, 2022.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at June 30, 2023 and September 30, 2022:

(in millions)	June 30, 2023	September 30, 2022
Long-term debt, net
Carrying value	$545.0	$542.6
Fair value	443.3	430.7
The fair values of the long-term fixed-rate debt is based on broker quotes at June 30, 2023 and September 30, 2022. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.
Q3FY23 FORM 10-Q | 26

NOTE 12 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2023, we had purchase commitments for equipment, parts and supplies of approximately $134.2 million.
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
In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In February 2022, trial began in the matter and the jury reached a verdict against HPIDC and our employee for approximately $126.0 million, including interest. In March 2022, the court entered a judgment consistent with the findings of the jury. In April 2022, the Company and its insurers filed post-trial motions, none of which were granted by the trial judge. However, in June 2022, Plaintiffs' counsel filed a Voluntary Remittitur with the trial court, which formally reduced the verdict to $60.0 million. The Company and its insurers filed motions to appeal the judgement. As of June 30, 2023, we have incurred expenses, mainly legal fees, against the insurance deductible. At this time, we believe our insurance policies will be responsive to the amounts over our $3.0 million insurance deductible and that foreseeable exposures to the Company exceeding the deductible will be recovered through insurance.
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
Significant Lease Not Yet Commenced
During the nine months ended June 30, 2023, we entered into a lease agreement for our new Tulsa corporate office. This lease is expected to commence sometime during the first half of calendar year 2024. The initial lease term is approximately 12 years with two unpriced five-year extension options. The aggregate future non-cancelable lease payments are estimated to be approximately $15.1 million.
Q3FY23 FORM 10-Q | 27

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
Summarized financial information of our reportable segments for the three and nine months ended June 30, 2023 and 2022 is shown in the following tables:

	Three Months Ended June 30, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$641,612	$31,221	$48,692	$2,431	$—	$723,956
Intersegment	—	—	—	17,359	(17,359)	—
Total sales	641,612	31,221	48,692	19,790	(17,359)	723,956

Segment operating income (loss)	$169,499	$4,705	$(1,397)	$2,104	$4,470	$179,381

	Three Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$486,004	$32,701	$29,118	$2,410	$—	$550,233
Intersegment	—	—	—	14,725	(14,725)	—
Total sales	486,004	32,701	29,118	17,135	(14,725)	550,233

Segment operating income (loss)	$57,353	$5,872	$(6,550)	$1,965	$(2,140)	$56,500
Q3FY23 FORM 10-Q | 28

	Nine Months Ended June 30, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,944,555	$101,364	$159,383	$7,513	$—	$2,212,815
Intersegment	—	—	—	51,423	(51,423)	—
Total sales	1,944,555	101,364	159,383	58,936	(51,423)	2,212,815

Segment operating income	$496,945	$18,138	$4,132	$13,604	$4,513	$537,332

	Nine Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,235,852	$91,162	$93,699	$6,899	$—	$1,427,612
Intersegment	—	—	—	41,577	(41,577)	—
Total sales	1,235,852	91,162	93,699	48,476	(41,577)	1,427,612

Segment operating income	$29,757	$16,616	$651	$9,061	$(5,453)	$50,632
The following table reconciles segment operating income (loss) per the tables above to income (loss) from continuing operations before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Segment operating income	$179,381	$56,500	$537,332	$50,632
Gain on reimbursement of drilling equipment	10,642	9,895	37,940	21,597
Other gain (loss) on sale of assets	(4,504)	3,075	394	2,762
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(36,777)	(35,748)	(107,496)	(106,497)
Operating income (loss) from continuing operations	148,742	33,722	468,170	(31,506)
Other income (expense)
Interest and dividend income	10,748	5,313	20,508	11,301
Interest expense	(4,324)	(4,372)	(12,918)	(14,876)
Gain (loss) on investment securities	(18,538)	(14,310)	6,123	55,684
Loss on extinguishment of debt	—	—	—	(60,083)
Other	(685)	(1,148)	(2,088)	(2,166)
Total unallocated amounts	(12,799)	(14,517)	11,625	(10,140)
Income (loss) from continuing operations before income taxes	$135,943	$19,205	$479,795	$(41,646)
The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2023	September 30, 2022
Total assets[1]
North America Solutions	$3,381,446	$3,406,824
Offshore Gulf of Mexico	77,539	80,993
International Solutions	406,471	330,974
Other	158,698	120,305
	4,024,154	3,939,096
Investments and corporate operations	316,662	416,435
	$4,340,816	$4,355,531
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
Q3FY23 FORM 10-Q | 29

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating revenues
United States	$674,658	$520,446	$2,051,133	$1,331,728
Argentina	32,388	18,615	101,712	63,216
Columbia	9,433	5,977	39,454	11,974
Bahrain	4,458	2,338	10,925	14,797
United Arab Emirates	2,401	2,188	7,280	3,711
Other foreign	618	669	2,311	2,186
Total	$723,956	$550,233	$2,212,815	$1,427,612
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.

NOTE 14 SUBSEQUENT EVENTS
Subsequent to the fiscal quarter ended June 30, 2023, we entered into a $9.0 million convertible note with Tamboran. The convertible note will be utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note bears interest at 5.5 percent per annum and matures in July 2028 and will be included in our Investments balance on our Consolidated Balance Sheet. If the conversion option is exercised, the note would convert to common shares of Tamboran in an amount equal to principal plus accrued interest.
Q3FY23 FORM 10-Q | 30

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
Q3FY23 FORM 10-Q | 31

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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2023, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 233 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 22 rigs as of June 30, 2023. At the close of the third quarter of fiscal year 2023, we had 170 active contracted rigs, of which 103 were under a fixed-term contract and 67 were working well-to-well, compared to 192 contracted rigs at September 30, 2022. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical, and often times, volatile market conditions and to take advantage of future opportunities.

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
Q3FY23 FORM 10-Q | 32

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
While overall customer capital budgets for calendar year 2023 appear to be modestly higher than those experienced in calendar year 2022, continued commodity price volatility, particularly the weakness in natural gas prices, has resulted in some customers, typically smaller ones, reducing activity and/or shifting activity to more crude oil-centric basins at least temporarily. This has led to some idle super-spec rigs being readily available in the market. That said, we have not seen and do not expect this level of idle supply in the market to have a material impact on overall rig pricing. We do see the potential for some of this recently idled super-spec capacity, especially as it relates to the Company's idled rigs, to be redeployed later in the calendar year 2023 or early in calendar year 2024.

With regards to our North America Solutions segment, volatility in natural gas prices and the related reduced rig demand contributed to an increased level of rig releases in the market during the first half of the calendar year 2023. More recently, other non-commodity price related factors, such as customer capital budgets, drilling plans, productions levels and customer consolidations, have also led some customers to release rigs as well. The Company's rig count sits at 153 as of June 30, 2023 and while we still see further rig releases during our fourth quarter of fiscal year 2023, the magnitude will likely be much more moderate than the 26 rigs that were idled during third quarter of fiscal year 2023. During fiscal year 2023, the Company has maintained a fiscally prudent approach to deploying capital and prioritizing economic margins over rig utilization, which we believe has been beneficial to the Company's overall financial results. Going forward, we see the potential for the Company's active rig count to increase in the first and second fiscal quarters of 2024 as customers reset their capital budgets for 2024. Furthermore, we still believe the supply and demand dynamics surrounding our North America Solutions segment remain constructive for future activity and pricing levels.

Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. Currently, activity levels in these business segments look to remain relatively steady at current levels for the foreseeable future.

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
Investment in Tamboran
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran, a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee. Mobilization of the rig commenced during the three months ended June 30, 2023, and, as a result, we recorded $6.7 million in receivables and $5.7 million as a contract liability on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023. We expect to earn $35.2 million in revenue over the term of the contract, and, as such, this amount is included within our contract backlog as of June 30, 2023. Drilling services are expected to commence in the fourth fiscal quarter of 2023.
During the three and nine months ended June 30, 2023, we recognized a loss of $1.6 million and $1.5 million, respectively, recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Subsequent to the fiscal quarter ended June 30, 2023, we entered into a $9.0 million convertible note with Tamboran. Refer to Note 14—Subsequent Events to the Unaudited Condensed Consolidated Financial Statements for additional details.
Q3FY23 FORM 10-Q | 33

Significant Lease Not Yet Commenced
During the nine months ended June 30, 2023, we entered into a lease agreement for our new Tulsa corporate office. This lease is expected to commence sometime during the first half of calendar year 2024. The initial lease term is approximately 12 years with two unpriced five-year extension options. The aggregate future non-cancelable lease payments are estimated to be approximately $15.1 million.

Contract Backlog
As of June 30, 2023 and September 30, 2022, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.1 billion and $1.2 billion, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. The decrease in backlog at June 30, 2023 from September 30, 2022 is primarily driven by a decrease in the number of fixed term drilling contracts executed. Approximately 65.3 percent of the June 30, 2023 total backlog is reasonably expected to be fulfilled in fiscal year 2024 and thereafter.

The following table sets forth the total backlog by reportable segment as of June 30, 2023 and September 30, 2022, and the percentage of the June 30, 2023 backlog reasonably expected to be fulfilled in fiscal year 2024 and thereafter:

(in billions)	June 30, 2023	September 30, 2022	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2024 and Thereafter
North America Solutions	$0.9	$0.9	61.2%
Offshore Gulf of Mexico	—	—	—
International Solutions	0.2	0.3	82.1
	$1.1	$1.2

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022
Consolidated Results of Operations
Net Income We reported income from continuing operations of $95.3 million ($0.93 per diluted share) from operating revenues of $724.0 million for the three months ended June 30, 2023 compared to income from continuing operations of $17.5 million ($0.16 per diluted share) from operating revenues of $550.2 million for the three months ended June 30, 2022. Included in net income for the three months ended June 30, 2023 is income of $12.6 thousand (with no impact on a per diluted share basis) from discontinued operations. Including discontinued operations, we recorded net income of $95.3 million ($0.93 per diluted share) for the three months ended June 30, 2023 compared to net income of $17.8 million ($0.16 per diluted share) for the three months ended June 30, 2022.
Operating Revenue Consolidated operating revenues were $724.0 million and $550.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily driven by an increase in average rig pricing in our North America Solutions segment and an increase in activity levels in our International Solutions segment. Refer to segment results below for further details.

Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $430.2 million and $377.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily attributable to a North America Solutions wage increase that became effective at the end of fiscal year 2022, in conjunction with the aforementioned higher activity levels in our International Solutions segment.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $49.3 million during the three months ended June 30, 2023 compared to $44.9 million during the three months ended June 30, 2022. The increase is primarily due to a $3.1 million increase in labor and labor-related expenses.
Q3FY23 FORM 10-Q | 34

Loss on Investment Securities During the three months ended June 30, 2023, we recognized an aggregate loss of $18.5 million on investment securities compared to an aggregate loss of $14.3 million during the three months ended June 30, 2022. The aggregate loss in both periods primarily consisted of a $17.0 million loss on our equity investment in ADNOC Drilling caused by a decrease in the fair market value of the stock. During the three months ended June 30, 2022, this loss was offset by a gain of $2.7 million on the sale of our equity investment in Schlumberger, Ltd.
Income Taxes We had income tax expense of $40.7 million for the three months ended June 30, 2023 (which includes discrete tax expense of approximately $2.4 million primarily related to an increase in our deferred state income tax rate and return to provision adjustments) compared to income tax expense of $1.7 million (which includes discrete tax expense of approximately $6.5 million primarily related to an increase in our deferred state income tax rate and return to provision adjustments) for the three months ended June 30, 2022. Our statutory federal income tax rate for fiscal year 2023 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$641,612	$486,004	32.0%
Direct operating expenses	364,688	318,400	14.5
Depreciation and amortization	87,209	93,612	(6.8)
Research and development	7,254	6,545	10.8
Selling, general and administrative expense	12,962	10,069	28.7
Restructuring charges	—	25	(100.0)
Segment operating income	$169,499	$57,353	195.5

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$276,924	$167,604	65.2
Revenue days[3]	15,075	15,796	(4.6)
Average active rigs[4]	166	174	(4.6)
Number of active rigs at the end of period[5]	153	175	(12.6)
Number of available rigs at the end of period	233	236	(35.2)
Reimbursements of "out-of-pocket" expenses	$82,688	$67,218	23.0
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 91 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $641.6 million and $486.0 million in the three months ended June 30, 2023 and 2022, respectively. The $155.6 million increase in operating revenue is primarily due to higher pricing levels partially offset by a 4.6 percent decrease in activity levels.
Direct Operating Expenses Direct operating expenses increased to $364.7 million during the three months ended June 30, 2023 as compared to $318.4 million during the three months ended June 30, 2022. This increase was primarily due to an increase of $23.5 million in labor and labor related expenses driven by increased field wages beginning in late September 2022. Additionally, materials and supplies expense increased $3.8 million, which were driven by higher pricing levels for consumable inventory issuance.
Depreciation and Amortization Depreciation and amortization expense decreased to $87.2 million during the three months ended June 30, 2023 as compared to $93.6 million during the three months ended June 30, 2022. This decrease is reflective of the downstream effect of lower capital expenditures over the past several years.
Selling, General and Administrative Expense Selling, general and administrative expense increased to $13.0 million during the three months ended June 30, 2023 as compared to $10.1 million during the three months ended June 30, 2022. The increase was largely driven by a $1.8 million increase in professional fees.
Q3FY23 FORM 10-Q | 35

Offshore Gulf of Mexico

	Three Months Ended June 30,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$31,221	$32,701	(4.5)%
Direct operating expenses	23,913	23,922	—
Depreciation	1,873	2,328	(19.5)
Selling, general and administrative expense	730	579	26.1
Segment operating income	$4,705	$5,872	(19.9)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$7,308	$8,779	(16.8)
Revenue days[3]	364	364	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,823	$7,219	8.4
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 91 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $31.2 million and $32.7 million in the three months ended June 30, 2023 and 2022, respectively. The 4.5 percent decrease in operating revenue is primarily driven by a rig moving from an operating dayrate to a lower demobilization rate.
International Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$48,692	$29,118	67.2%
Direct operating expenses	45,390	32,364	40.2
Depreciation	2,171	1,175	84.8
Selling, general and administrative expense	2,528	2,129	18.7
Segment operating loss	$(1,397)	$(6,550)	78.7

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$3,302	$(3,246)	201.7
Revenue days[3]	1,215	718	69.2
Average active rigs[4]	13	8	69.2
Number of active rigs at the end of period[5]	13	9	44.4
Number of available rigs at the end of period	22	28	(21.4)
Reimbursements of "out-of-pocket" expenses	$2,098	$699	200.1
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 91 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Q3FY23 FORM 10-Q | 36

Operating Revenues Operating revenues increased to $48.7 million during the three months ended June 30, 2023 compared to $29.1 million during the three months ended June 30, 2022. This increase is primarily driven by a 69.2 percent increase in activity levels.
Direct Operating Expenses Direct operating expenses increased to $45.4 million during the three months ended June 30, 2023 as compared to $32.4 million during the three months ended June 30, 2022. This increase was primarily driven by an increase of $7.4 million in labor and labor-related expenses and an increase of $1.7 million in materials and supplies given higher activity levels.
Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2023	2022	% Change
Operating revenues	$19,790	$17,135	15.5%
Direct operating expenses	16,790	14,690	14.3
Depreciation	515	480	7.3
Selling, general and administrative expense	381	—	—
Operating income	$2,104	$1,965	7.1
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the three months ended June 30, 2023 and 2022 amounted to $17.4 million and $14.7 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $5.5 million and $3.1 million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $9.7 million and $9.4 million during the three months ended June 30, 2023 and 2022, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022
Consolidated Results of Operations
Net Income (Loss) We reported income from continuing operations of $355.6 million ($3.38 per diluted share) from operating revenues of $2.2 billion for the nine months ended June 30, 2023 compared to a loss from continuing operations of $38.5 million ($0.37 loss per diluted share) from operating revenues of $1.4 billion for the nine months ended June 30, 2022. Included in net income for the nine months ended June 30, 2023 is income of $0.9 million ($0.01 per diluted share) from discontinued operations. Including discontinued operations, we recorded net income of $356.5 million ($3.39 per diluted share) for the nine months ended June 30, 2023 compared to a net loss of $38.6 million ($0.37 loss per diluted share) for the nine months ended June 30, 2022.
Operating Revenue Consolidated operating revenues were $2.2 billion for the nine months ended June 30, 2023 and $1.4 billion for the nine months ended June 30, 2022. The increase is primarily driven by an increase in average rig pricing and activity levels in our North America Solutions segment and increased activity levels in our International Solutions segment. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses for the nine months ended June 30, 2023 were $1.3 billion, compared to $1.0 billion for the nine months ended June 30, 2022. The increase was primarily attributable to the aforementioned higher activity levels as well as a North America Solutions wage increase that became effective at the end of fiscal year 2022.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $150.6 million during the nine months ended June 30, 2023 compared to $135.7 million during the nine months ended June 30, 2022. The increase is primarily due to a $5.1 million increase in professional fees and a $7.4 million increase in labor and labor-related expenses.
Q3FY23 FORM 10-Q | 37

Asset Impairment Charges During the nine months ended June 30, 2023, we recorded $12.1 million in asset impairment charges as the Company initiated a plan to decommission, scrap and/or sell certain assets including four international FlexRig® drilling rigs, four international conventional drilling rigs, and additional equipment. The aggregate net book value of these assets of $13.2 million was written down to their estimated scrap value of $1.1 million. During the nine months ended June 30, 2022, we identified various assets that met the asset held-for-sale criteria and were reclassified as assets held-for-sale within our North America Solutions and International Solutions segment, which resulted in a non-cash impairment charge of $4.4 million for the nine months ended June 30, 2022.
Gain on Investment Securities During the nine months ended June 30, 2023, we recognized an aggregate gain of $6.1 million on investment securities. This gain is mainly comprised of a $7.4 million gain on our equity investment in ADNOC Drilling, partially offset against a $1.5 million loss on our investment in Tamboran, both of which were a result of fluctuations in the fair market value of the stocks. During the nine months ended June 30, 2022, we recognized an aggregate gain of $55.7 million. This gain was primarily driven by a $47.8 million gain on our equity investment in ADNOC Drilling caused by an increase in the fair market value of the stock and a gain of $8.2 million on the sale of our equity investment in Schlumberger, Ltd.
Income Taxes We had income tax expense of $124.2 million for the nine months ended June 30, 2023 (which includes discrete tax expense of $2.3 million primarily related to an increase in our deferred state income tax rate, return to provision adjustments and equity compensation) compared to an income tax benefit of $3.2 million (which included discrete tax expense of $10.0 million primarily related to an increase in our deferred state income tax rate and equity compensation) for the nine months ended June 30, 2022. Our statutory federal income tax rate for fiscal year 2023 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$1,944,555	$1,235,852	57.3%
Direct operating expenses	1,111,154	869,365	27.8
Depreciation and amortization	266,093	283,050	(6.0)
Research and development	23,051	19,533	18.0
Selling, general and administrative expense	43,364	31,781	36.4
Asset impairment charges	3,948	1,868	111.3
Restructuring charges	—	498	(100.0)
Segment operating income	$496,945	$29,757	1,570.0

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$833,401	$366,487	127.4
Revenue days[3]	48,142	43,494	10.7
Average active rigs[4]	176	159	10.7
Number of active rigs at the end of period[5]	153	175	(12.6)
Number of available rigs at the end of period	233	236	(1.3)
Reimbursements of "out-of-pocket" expenses	$239,288	$157,010	52.4
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 273 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $1.9 billion and $1.2 billion in the nine months ended June 30, 2023 and 2022, respectively. The $0.7 billion increase in operating revenue is primarily due to higher pricing levels and a 10.7 percent increase in activity levels.
Direct Operating Expenses Direct operating expenses increased to $1.1 billion during the nine months ended June 30, 2023 as compared to $0.9 billion during the nine months ended June 30, 2022. This increase was primarily driven by a $127.7 million increase in labor and labor-related expenses driven by higher activity levels and increased field wages beginning in late September 2022. Additionally, materials and supplies expense increased by $24.4 million, which was also primarily driven by higher activity levels.
Q3FY23 FORM 10-Q | 38

Depreciation and Amortization Depreciation and amortization expense decreased to $266.1 million during the nine months ended June 30, 2023 as compared to $283.1 million during the nine months ended June 30, 2022. This decrease is reflective of the downstream effect of lower capital expenditures over the last several years.
Selling, General and Administrative Expense Selling, general and administrative expense increased to $43.4 million during the nine months ended June 30, 2023 as compared to $31.8 million during the nine months ended June 30, 2022. The increase was largely driven by a $8.1 million increase in professional fees.
Asset Impairment Charges During the nine months ended June 30, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the nine months ended June 30, 2023. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidated Statement of Operations. During the nine months ended June 30, 2022, we identified two partial rig substructures that met the assets held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. This resulted in a non-cash impairment charge of $1.9 million as the book values of these rig substructures were written down to their estimated scrap value of $0.1 million.
Offshore Gulf of Mexico

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$101,364	$91,162	11.2%
Direct operating expenses	75,292	65,517	14.9
Depreciation	5,671	7,109	(20.2)
Selling, general and administrative expense	2,263	1,920	17.9
Segment operating income	$18,138	$16,616	9.2

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$26,072	$25,645	1.7
Revenue days[3]	1,092	1,092	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$23,006	$19,103	20.4
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 273 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $101.4 million and $91.2 million during the nine months ended June 30, 2023 and 2022, respectively. The 11.2 percent increase in operating revenue is primarily driven by pricing increases and wage increase pass-throughs which occurred in the latter portion of fiscal year 2022.
Direct Operating Expenses Direct operating expenses increased to $75.3 million during the nine months ended June 30, 2023 as compared to $65.5 million during the nine months ended June 30, 2022. The increase was primarily driven by the mix of rigs working at full utilization as opposed to mobilizing or being on standby, in addition to the factors described above.

Q3FY23 FORM 10-Q | 39

International Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$159,383	$93,699	70.1%
Direct operating expenses	133,642	81,666	63.6
Depreciation	5,215	2,979	75.1
Selling, general and administrative expense	8,245	5,908	39.6
Asset impairment charges	8,149	2,495	226.6
Segment operating income	$4,132	$651	534.7

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$25,741	$12,033	113.9
Revenue days[3]	3,618	2,010	80.0
Average active rigs[4]	13	7	80.0
Number of active rigs at the end of period[5]	13	9	44.4
Number of available rigs at the end of period	22	28	(21.4)
Reimbursements of "out-of-pocket" expenses	$7,743	$3,368	129.9
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 273 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues increased to $159.4 million during the nine months ended June 30, 2023 compared to $93.7 million during the nine months ended June 30, 2022. This increase is primarily driven by a 80.0 percent increase in activity levels. Additionally, during the nine months ended June 30, 2022, we recognized $16.4 million in revenue related to the settlement of a contract drilling dispute related to drilling services provided from fiscal year 2016 through 2019 with YPF S.A. Refer to Note 8 - Revenue from Contracts with Customers for additional details.
Direct Operating Expenses Direct operating expenses increased to $133.6 million during the nine months ended June 30, 2023 as compared to $81.7 million during the nine months ended June 30, 2022. This increase was primarily driven by an increase of $25.2 million in labor and labor-related expense and an increase of $16.8 million in materials and supplies given higher activity levels.
Asset Impairment Charges During the nine months ended June 30, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2023. During the nine months ended June 30, 2022, we identified two international FlexRig® drilling rigs that met the assets held-for-sale criteria and were reclassified as assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. This resulted in an impairment charge of $2.5 million as the book values of these international drilling rigs were written down to their fair value less estimated cost to sell of $0.9 million.
Q3FY23 FORM 10-Q | 40

Other Operations

Results of our other operations, excluding corporate selling, general and administrative costs, corporate restructuring, and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2023	2022	% Change
Operating revenues	$58,936	$48,476	21.6%
Direct operating expenses	43,035	37,288	15.4
Depreciation	1,428	1,195	19.5
Selling, general and administrative expense	869	932	(6.8)
Operating income	$13,604	$9,061	50.1
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the nine months ended June 30, 2023 and 2022 amounted to $51.4 million and $41.6 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $10.2 million and $2.7 million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $30.6 million and $26.2 million during the nine months ended June 30, 2023 and 2022, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

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
Q3FY23 FORM 10-Q | 41

As of June 30, 2023, we had cash and cash equivalents of $220.6 million and short-term investments of $72.6 million. Our cash flows for the nine months ended June 30, 2023, and 2022 are presented below:

	Nine Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$619,000	$116,641
Investing activities	(191,044)	(123,146)
Financing activities	(414,992)	(707,622)
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,964	$(714,127)
Operating Activities

Our operating net working capital (non-GAAP) as of June 30, 2023 and September 30, 2022 is presented below:

	June 30,	September 30,
(in thousands)	2023	2022
Total current assets	$992,828	$1,002,944
Less:
Cash and cash equivalents	220,609	232,131
Short-term investments	72,609	117,101
Assets held-for-sale	988	4,333
	698,622	649,379

Total current liabilities	433,496	394,810
Less:
Dividends payable	48,878	26,693
Advance payment for sale of property, plant and equipment	—	600
	$384,618	$367,517

Operating net working capital (non-GAAP)	$314,004	$281,862
Cash flows provided by operating activities were approximately $619.0 million and $116.6 million for the nine months ended June 30, 2023 and 2022, respectively. The change in cash provided by operating activities is primarily driven by higher activity and rates, partially offset by changes in operating net working capital. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, and assets held-for-sale, less current liabilities, excluding dividends payable and advance payments for sale of property, plant and equipment. Operating net working capital was $314.0 million and $281.9 million as of June 30, 2023 and September 30, 2022, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers.
Investing Activities
Capital Expenditures Our capital expenditures during the nine months ended June 30, 2023 were $281.8 million compared to $175.0 million during the nine months ended June 30, 2022. The increase in capital expenditures is driven by higher activity and increased costs associated with rig upgrades.
Net Sales of Short-Term Investments Our net sales of short-term investments during the nine months ended June 30, 2023 were $46.5 million compared to $52.4 million during the nine months ended June 30, 2022. The activity in both periods is driven by our ongoing liquidity management.
Net Purchases of Long-Term Investments Our net purchases of long-term investments during the nine months ended June 30, 2023 were $18.8 million compared to $25.2 million during the nine months ended June 30, 2022. During the nine months ended June 30, 2023, our activity was primarily driven by our purchase of $14.1 million equity investment in Tamboran Resources Limited and $4.1 million in debt and equity security investments in various geothermal energy companies. The activity during the nine months ended June 30, 2022 was driven by our purchase of a $33.0 million cornerstone investment, through a convertible note, in Galileo Holdco 2, in addition to purchases of geothermal investments of $14.2 million, offset by the $22.0 million of proceeds received from the liquidation of our remaining equity securities in Schlumberger, Ltd.
Q3FY23 FORM 10-Q | 42

Sale of Assets Our proceeds from asset sales during the nine months ended June 30, 2023 were $63.0 million compared to proceeds of $50.3 million during the nine months ended June 30, 2022. The increase in proceeds is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $1.46 per share, comprised of a base cash dividend of $0.75 and a supplemental cash dividend of $0.71, during the nine months ended June 30, 2023. Comparatively, during the nine months ended June 30, 2022, we paid dividends of $0.75 per share. Total dividends paid were $152.6 million and $80.7 million during the nine months ended June 30, 2023 and 2022, respectively. On June 7, 2023, the Board of Directors declared a base cash dividend of $0.25 per share and a supplemental cash dividend of $0.235 per share for shareholders of record on August 17, 2023, payable on August 31, 2023. The declaration and amount of future dividends is at the discretion of the Board and subject to our financial condition, results of operations, cash flows, and other factors the Board deems relevant.
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
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares. On June 7, 2023, the Board of Directors further increased the maximum number of shares authorized to be repurchased in calendar year 2023 to seven million shares. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2023, we repurchased 6.5 million common shares, at an aggregate cost of $249.0 million, including accrued excise tax of $1.8 million, resulting in a net cash outflow of $247.2 million. During the nine months ended June 30, 2022, 3.2 million common shares were repurchased at an aggregate cost of $77.0 million.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 7—Debt to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
As of June 30, 2023, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of June 30, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of June 30, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2023, we were in compliance with all debt covenants.
Q3FY23 FORM 10-Q | 43

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
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2023 and 2024 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at June 30, 2023 and matures on September 29, 2031.
As of June 30, 2023, we had a $541.4 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our levels of capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
As of June 30, 2023, we have recorded approximately $3.2 million of unrecognized tax benefits, interest, and penalties. We believe it is reasonably possible up to $2.6 million of the unrecognized tax benefits, interest, and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. Any further reversals or payments of the liability cannot be estimated at this time.
The long‑term debt to total capitalization ratio was 16.9 percent at June 30, 2023 and 16.6 percent at September 30, 2022. For additional information regarding debt agreements, refer to Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2022.
Q3FY23 FORM 10-Q | 44

Material Commitments
Material commitments as reported in our 2022 Annual Report on Form 10-K have not changed significantly as of June 30, 2023, other than those disclosed in Note 12—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$169,499	$4,705	$(1,397)
Add back:
Depreciation and amortization	87,209	1,873	2,171
Research and development	7,254	—	—
Selling, general and administrative expense	12,962	730	2,528
Direct margin (Non-GAAP)	$276,924	$7,308	$3,302

	Three Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$57,353	$5,872	$(6,550)
Add back:
Depreciation and amortization	93,612	2,328	1,175
Research and development	6,545	—	—
Selling, general and administrative expense	10,069	579	2,129
Restructuring charges	25	—	—
Direct margin (Non-GAAP)	$167,604	$8,779	$(3,246)
Q3FY23 FORM 10-Q | 45

	Nine Months Ended June 30, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$496,945	$18,138	$4,132
Add back:
Depreciation and amortization	266,093	5,671	5,215
Research and development	23,051	—	—
Selling, general and administrative expense	43,364	2,263	8,245
Asset impairment charges	3,948	—	8,149
Direct margin (Non-GAAP)	$833,401	$26,072	$25,741

	Nine Months Ended June 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$29,757	$16,616	$651
Add back:
Depreciation and amortization	283,050	7,109	2,979
Research and development	19,533	—	—
Selling, general and administrative expense	31,781	1,920	5,908
Asset impairment charges	1,868	—	2,495
Restructuring charges	498	—	—
Direct margin (Non-GAAP)	$366,487	$25,645	$12,033

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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Q3FY23 FORM 10-Q | 46

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three months ended June 30, 2023 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
April 1 - April 30	—	—	—	2,457
May 1 - May 31	2,457	$31.85	2,457	—
June 1 - June 30	701	34.15	701	1,299
Total	3,158		3,158
(1)Prior to January 1, 2023, the Company had an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares. On June 7, 2023, the Board of Directors further increased the maximum number of shares authorized to be repurchased in calendar year 2023 to seven million shares. The repurchases may be made using our cash and cash equivalents or other available sources. Shares of stock repurchased pursuant to such authorization are held as treasury shares.

ITEM 5. OTHER INFORMATION
On June 27, 2023, Raymond ("Trey") Adams III, Senior Vice President of Digital Operations, Sales, & Marketing, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 13,500 shares of Company common stock between September 25, 2023 and July 5, 2024, subject to certain conditions.

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2023, filed on July 26, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q3FY23 FORM 10-Q | 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 26, 2023	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	July 26, 2023	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q3FY23 FORM 10-Q | 48