Form 10-K
period 2023-09-30
Helmerich & Payne, Inc.
filed 2023-11-08
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
At March 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non‑affiliates was approximately $3.7 billion based on the closing price of such stock on the New York Stock Exchange on such date of $35.75.
Number of shares of common stock outstanding at November 1, 2023: 99,426,880
Portions of the Registrant’s 2024 Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2024 are incorporated by reference into Part III of this Form 10‑K. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10‑K relates.

2023 FORM 10-K | 2

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K (“Form 10‑K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

These forward-looking statements include, among others, information concerning our possible or assumed future results of operations and statements about the following such as:
•our business strategy and underlying assumptions;
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
•impact of geopolitical developments and tensions, war and uncertainty involving or in the geographic region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
•global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, and instability of financial institutions, and their impact on the Company;
2023 FORM 10-K | 3

•our financial condition and liquidity;
•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;
•the occurrence of security incidents, including breaches of security, or other attack, destruction, alteration, corruption, or unauthorized access to our information technology systems or destruction, loss, alteration, corruption or misuse of or unauthorized disclosure or access to data ("Security Incident");
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
•cybersecurity risks and other information technology risks;
•risks associated with our acquisitions, dispositions and investments;
•the impact of technology disputes and limitations on our ability to protect or enforce our intellectual property rights;
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
•shortages of drilling equipment, supplies or other key materials;
2023 FORM 10-K | 4

•unionization efforts and labor regulations in certain countries in which we operate;
•the impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
•the effect of improvements in or new discoveries of alternative energy technologies;
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
Legal and Regulatory Risks
•the physical effects of climate change and the impact of the regulation of greenhouse gases and climate change;
•the impact of new legislation and regulatory initiatives related to hydraulic fracturing or other aspects of the oil and gas industry;
•risks related to our statements and disclosures regarding our sustainability goals and initiatives;
•failure to comply with the U.S. Foreign Corrupt Practices Act or foreign anti-bribery legislation;
•complex and evolving laws and regulations regarding data privacy, data security and consumer protection;
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
•certain provisions of our corporate governing documents could make an acquisition of our company more difficult; and
•the choice of forum provision in our bylaws could limit our stockholders’ ability to obtain what such stockholders’ believe to be a favorable judicial forum for disputes with us or our directors, officers, or employees; and
•the effect of public and investor sentiment towards climate change, fossil fuels and other environmental, social and governance ("ESG") matters on our cost of capital and the price of our common stock.
2023 FORM 10-K | 5

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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Bahrain, Colombia, the United Arab Emirates ("U.A.E."), and Australia. Our operations in Australia commenced in the fourth fiscal quarter of 2023.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center containing approximately 365,000 leasable square feet and approximately 176 acres of undeveloped real estate. Our research and development endeavors include both internal development and external acquisition of developing technologies. Our wholly-owned captive insurance companies (the “Captives”) are primarily used to insure the deductibles for our workers’ compensation, general liability, automobile liability, rig property and a medical stop-loss program. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our real estate operations, our incubator program for new research and development projects, and our wholly-owned captive insurance companies are included in "Other."
2023 FORM 10-K | 6

Drilling Fleet

The following map shows the number of available rigs by basin in our North America Solutions reportable segment as of September 30, 2023:
The following table sets forth certain information concerning our North America Solutions drilling rigs as of September 30, 2023:

NORTH AMERICA SOLUTIONS FLEET
Location	Super-Spec FlexRig®[1]		Non Super-Spec FlexRig®[2]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
TX	140	86	—	—	140	86
NM	39	33	—	—	39	33
OK	17	—	—	—	17	—
ND	9	6	—	—	9	6
LA	6	4	—	—	6	4
UT	6	6	—	—	6	6
OH	5	3	—	—	5	3
PA	3	1	—	—	3	1
CO	1	1	2	2	3	3
WV	2	2	—	—	2	2
WY	3	3	—	—	3	3
Totals	231	145	2	2	233	147
(1)AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
(2)AC drive, 1,500 horsepower drawworks, 500,000 or 750,000 lbs. hookload rating, 5,000 or 7,500 psi mud circulating system, may or may not have multiple-well pad capability.
2023 FORM 10-K | 7

The following table sets forth certain information concerning our Offshore Gulf of Mexico drilling rigs as of September 30, 2023:

OFFSHORE GULF OF MEXICO FLEET
Location	Shallow Water[1]		Deep Water[1]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Louisiana[2]	3	—	—	—	3	—
Gulf of Mexico	1	1	3	3	4	4
Totals	4	1	3	3	7	4
(1)Deep water rigs operate on floating facilities and shallow water rigs operate on fixed facilities.
(2)Rigs are idle, stacked on land and not in state waters.
The following table sets forth certain information concerning our International Solutions drilling rigs as of September 30, 2023:

INTERNATIONAL SOLUTIONS FLEET
Location	AC (FlexRig® 3)[1]		AC (FlexRig® 4)[2]		Other AC		SCR[3]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Argentina	12	9	—	—	—	—	—	—	12	9
Colombia	2	—	—	—	1	1	2	—	5	1
Bahrain	—	—	3	2	—	—	—	—	3	2
Australia	1	1	—	—	—	—	—	—	1	1
United Arab Emirates	1	—	—	—	—	—	—	—	1	—
Totals	16	10	3	2	1	1	2	—	22	13
(1)The FlexRig® 3 is equipped with an AC drive, 1,500 horsepower drawworks, and a 750,000 lb. hookload rating. It can be equipped with an optional skid or walking system, third mud pump, and 7,500 psi high pressure mud system. Nine rigs in Argentina are equipped with skid systems, a third mud pump and 7,500 psi high pressure mud systems.
(2)The FlexRig® 4 model has a small footprint and is designed to be highly mobile. The rig is equipped with a 300,000 lb. mast, 400HP top drive and two mud pumps. Range 3 drill pipe is used without setback. The rig is capable of horizontal and vertical drilling, but is primarily used for vertical drilling.
(3)A silicon-controlled-rectifier (“SCR”) system converts alternate current (“AC”) produced by one or more AC generator sets into direct current (“DC”). The SCR rigs are equipped with 3,000 horsepower drawworks to drill deep conventional wells.

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
We did not have any individual customers that represented 10% or more of our total consolidated revenues in fiscal years 2023, 2022, or 2021.
2023 FORM 10-K | 8

The following table presents operating statistics for the fiscal years 2023, 2022, and 2021:

	Year Ended September 30,
	North America Solutions			Offshore Gulf of Mexico			International Solutions
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Revenue days[1]	61,814	59,672	39,199	1,460	1,460	1,552	4,788	3,036	1,815
Average active rigs[2]	169	163	107	4	4	4	13	8	5
Number of active rigs at the end of period[3]	147	176	127	4	4	4	13	12	6
Number of available rigs at the end of period	233	236	236	7	7	7	22	28	30
(1)Defined as the number of contractual days we recognized revenue during the period.
(2)Active rigs generate revenue for the Company; accordingly 'average active rigs' represents the average number of rigs generating revenue during the applicable period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 365 days). This includes the impact of downsizing our fleet and/or rigs that have been reclassified to assets held-for-sale. See Note 3—Property, Plant and Equipment to our Consolidated Financial Statements.
(3)Defined as the number of rigs generating revenue at the applicable end date of the time period.

Our Segments
North America Solutions Segment
We believe we operate the largest and most technologically advanced AC drive drilling rig fleet in North America and have a presence in most of the U.S. shale and unconventional basins. We have the leading market share in at least two of the most active oil basins, which include the Permian Basin and Eagle Ford Shale. All of our active rigs are capable of drilling horizontal or directional wells. As of September 30, 2023, we had approximately 23.6 percent of the total market share in U.S. land drilling and approximately 33.4 percent of the super-spec market share in U.S. land drilling. In the United States, we have the industry's largest super-spec fleet with 231 rigs, of which 145 were under contract at September 30, 2023. In total, 147 of our 233 marketed rigs were active under contract, 85 were under fixed‑term contracts, and 62 were working well-to-well as of September 30, 2023.
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
Our North America Solutions segment contributed approximately 87.7 percent ($2.5 billion) of our consolidated operating revenues during fiscal year 2023, compared to approximately 86.8 percent ($1.8 billion) and 84.2 percent ($1.0 billion) of our consolidated operating revenues during fiscal years 2022 and 2021, respectively. In North America, our customers are primarily from the major integrated oil companies, large independent oil companies, small cap oil companies and private independent companies (including private equity-backed companies). Revenue from drilling services performed for our largest North America Solutions drilling customer totaled approximately 9.5 percent ($238.7 million) of the North America Solutions segment revenues during fiscal year 2023.
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
As of September 30, 2023, four of the seven offshore rigs were under contract. Our Offshore Gulf of Mexico operations contributed approximately 4.5 percent ($130.2 million) of our consolidated operating revenues during fiscal year 2023, compared to approximately 6.1 percent ($125.5 million) and 10.4 percent ($126.4 million) of our consolidated operating revenues during fiscal years 2022 and 2021, respectively. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 84.0 percent ($109.4 million) of offshore revenues during fiscal year 2023.
2023 FORM 10-K | 9

International Solutions Segment
Our International Solutions segment conducts operations in Argentina, Colombia, Bahrain, U.A.E., and Australia. As of September 30, 2023, we had thirteen land rigs contracted for work in locations outside of the United States. Our International Solutions operations contributed approximately 7.4 percent ($212.6 million) of our consolidated operating revenues during fiscal year 2023, compared to approximately 6.6 percent ($136.1 million) and 4.8 percent ($57.9 million) of our consolidated operating revenues during fiscal years 2022 and 2021, respectively.
Argentina As of September 30, 2023, we had 12 available rigs in Argentina. Revenues generated by Argentine drilling operations contributed approximately 4.8 percent ($137.4 million) of our consolidated operating revenues during fiscal year 2023 compared to approximately 4.4 percent ($91.4 million) and 2.3 percent ($27.9 million) of our consolidated operating revenues during fiscal years 2022 and 2021, respectively. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 3.0 percent of our consolidated operating revenues and approximately 40.2 percent of our international operating revenues during fiscal year 2023. The Argentine drilling contracts are primarily with large international or national oil companies.
Colombia As of September 30, 2023, we had five available rigs in Colombia. Revenues generated by Colombian drilling operations contributed approximately 1.6 percent ($46.7 million) of our consolidated operating revenues in fiscal year 2023, compared to approximately 1.1 percent ($22.0 million) and 0.1 percent ($1.7 million) of our consolidated operating revenues during fiscal years 2022 and 2021, respectively. Revenues from drilling services performed for our two largest customers in Colombia totaled approximately 1.6 percent of our consolidated operating revenues and approximately 22.0 percent of our international operating revenues during fiscal year 2023. The Colombian drilling contracts are primarily with large international or national oil companies.
Bahrain As of September 30, 2023, we had three available rigs in Bahrain. Revenues generated by Bahrain drilling operations contributed approximately 0.5 percent ($15.4 million) of our consolidated operating revenues in fiscal year 2023, compared to approximately 0.8 percent ($17.0 million) and 2.3 percent ($27.4 million) of our consolidated operating revenues during fiscal years 2022 and 2021, respectively. All of our revenues in Bahrain are from a partner of the local national oil company.
United Arab Emirates During the years ended September 30, 2023 and 2022, our operations in U.A.E. consisted of services provided to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling"), primarily in the form of secondment labor, as part of the strategic alliance that was announced in September 2021. H&P's alliance with ADNOC Drilling includes several accretive projects, in addition to general consulting services, that leverage H&P's expertise and technologies to help deliver more competitive well completion times, greater drilling efficiencies, and improved well economics. As of September 30, 2023, we had one available rig in the U.A.E.
Australia During the year ended September 30, 2023, we commenced drilling operations in Australia. All of our revenue in Australia is from one customer Tamboran, a publicly traded company. As of September 30, 2023, we had one available rig in Australia.
Other Operations
We own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.
We continue to use our captive insurance subsidiaries ("the Captives") to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs.
The Company's incubator program includes activity related to investments in emerging technology companies.
Our real estate operations, our incubator program, and our wholly-owned captive insurance companies are included in "Other" within our segment disclosures.
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
2023 FORM 10-K | 10

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
In 2016, we saw the further progression of longer lateral wells, which brought additional technical challenges. At that time, we began delivering rigs to the market that were equipped and capable of drilling these longer lateral wells. The industry would later refer to these rigs as super-spec rigs, which have the following specific characteristics: AC drive, minimum 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability. Additionally, our competency in design and construction as well as our financial strength enabled us to efficiently upgrade our other existing rigs to super-spec, resulting in what we believe to be the largest fleet of super-spec rigs in the world. As a result of these investments, today the vast majority of our current domestic fleet is comprised of super-spec rigs and half the rigs in our international fleet are super-spec rigs. As of September 30, 2023, we had a total of 242 super-spec rigs.
In 2017, we introduced our first walking rig by reconfiguring some of our uni-directional skid designed FlexRig® drilling rigs. Since then, we have reconfigured, converted, and upgraded a total of 68 FlexRig® drilling rigs to super-spec walking rigs.
Years of designing and building our fleet of AC drive FlexRig® drilling rigs has given us many competitive benefits. One key advantage is fleet uniformity. We have overseen the design and assembly of all of our AC FlexRig® drilling rigs, and our different rig classes share many common components. We co-designed the control systems for our rigs and have the right to make any changes or modifications to those systems that we desire. A uniform fleet creates an adaptive environment to reach maximum efficiency for employees, equipment and technology and is critical to our ability to provide consistent, safe and reliable operations in increasingly complex basins. In addition, our fleet has greater scale than any other competitor, which enables us to upgrade our existing FlexRig® drilling rigs to super-spec in a capital efficient way. High levels of uniformity in crew training and rotation and our ability to identify and remove safety exposures across a more standard fleet allow us to deliver higher performance in a safer and more reliable manner for the customer. Further, our fleet is supported by a cost-effective Company-owned supply chain that provides standardized materials directly to the rigs from our regional warehouses.
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
We currently have two facilities that provide vertically integrated solutions for drilling rig manufacturing, upgrades, retrofits and modifications, as well as overhauling, recertification, and repairs as it relates to our rigs and equipment. These facilities utilize lean manufacturing processes to enhance quality and efficiency as well as provide important insights into the maintenance and wear of equipment on our rigs. Our facility located in Galena Park, Texas is primarily utilized for overall rig assembly, overhaul, recommissioning and recertification while our facility near Tulsa, Oklahoma is primarily utilized for modular rig component overhauls and repairs.
We continue to see adoption and growth with our technologically enabled automation solutions. We designed our automation solutions to address challenges within our customers’ businesses as much of the drilling process is heavily dependent on human decision-making to design, execute and optimize crude oil and natural gas extraction. Utilizing these technologies, we are able to deploy a more data-driven solution compared to human decisions and execution, thereby reducing variability and the costs around achieving optimal outcomes. These solutions are designed to continue to help provide differentiated value for our customers through enhanced wellbore quality and placement, improved cost performance and well economics, and better consistency at reduced risk. Our automation-focused solutions and applications are enabled by our uniform digital fleet and are designed to provide additional value to our customers' well programs by providing a platform for machine-human collaboration during the drilling process to improve efficiency. Our path to autonomous drilling continues to evolve with several solutions in various stages of commercial testing. All of our technologies play an important role in developing our strategy as we head towards autonomous drilling.
2023 FORM 10-K | 11

We have historically offered ancillary services, which are now referred to as FlexServices®. Currently, these services include surface equipment rental, pipe rental and additional rig crew. During the first quarter of fiscal year 2022, we sold the assets associated with two lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenues during fiscal year 2021, in two separate transactions. The sale of our trucking services assets was completed on November 3, 2021, while the sale of our casing running services assets was completed on November 15, 2021, for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million. We recognized earnout proceeds associated with the sale of our trucking and casing running assets of $1.6 million and $1.1 million during the fiscal year ended September 30, 2023 and 2022, respectively, within Other (gain) loss on sale of assets on the Consolidated Statements of Operations.
Markets and Competition
Our business largely depends on the level of capital spending by oil and gas companies for exploration and production activities. The level of capital spending has traditionally been correlated to oil and gas prices. Oil and gas prices can be volatile at times depending upon both near and long-term supply and demand factors. Sustained increases or decreases in the prices of oil and natural gas generally have a material impact on the exploration and production activities of our customers. As such, significant declines in the prices of oil and natural gas may have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2023, we had 164 active rigs under contract, compared to 192 and 137 rigs under contract as of September 30, 2022 and 2021, respectively. For further information concerning risks associated with our business, including volatility surrounding oil and natural gas prices and the impact of low oil prices on our business, see Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10‑K.
Our industry is highly competitive, and we strive to differentiate our services based upon the quality of our FlexRig® drilling rigs and our engineering design expertise, operational efficiency, software technologies, and safety and environmental awareness. The number of available rigs generally exceeds demand in many of our markets, resulting in significant price competition. We compete against many drilling companies, some of whom are present in more than one of our operating regions. In the United States, we compete with Nabors Industries Ltd., Patterson-UTI Energy, Inc., Precision Drilling Corporation, and many other competitors with regional operations. Internationally, we compete directly with various contractors at each location where we operate. In the Gulf of Mexico platform rig market, we primarily compete with Nabors Industries Ltd. and Blake International Rigs, LLC. For further information concerning risks associated with competition in our industry, see Item 1A—Risk Factors—Business and Operating Risks.
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
Each drilling rig operates under a separate drilling contract and, in some instances, these contracts are part of an over-arching term agreement known as a FlexPool. These agreements are with a limited number of customers that operate multiple rigs, oftentimes across multiple basins in the U.S. Under the FlexPool agreements, customers enter into a fixed term contract covering a minimum amount of drilling days, utilizing a minimum number of drilling rigs and have the flexibility to employ more or fewer rigs as long as the minimum number of rigs (outlined in the agreement) is maintained. If any provisions are violated, as in a customer operating below the minimum number of rigs, early termination payments may apply.
Daywork Contracts
Daywork contracts are contracts under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. During fiscal year 2023, a majority of our drilling services were performed on a “daywork” contract basis.
2023 FORM 10-K | 12

Performance-based Contracts
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These contract types are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. For example, some performance targets are set based upon days to drill a well or the number of lateral feet drilled in zone per day. We often use our automated technology solutions to assist in achieving the performance targets. The risks associated with these contracts relate to the failure to reach the agreed upon performance targets. If we do not meet these targets, we will not receive additional compensation above the base dayrate. Based on our operational track record throughout fiscal year 2023 and drilling expertise, our performance-based contracts have produced a positive risk-reward outcome. We are seeing a growing adoption of performance contracts by our customers and we expect this trend to continue. Refer to Note 9—Revenue from Contracts with Customers for additional information related to performance-based contracts.
Contract Backlog
As of September 30, 2023 and 2022, our drilling contract backlog was $1.4 billion and $1.2 billion, respectively. Approximately 33.8 percent of the September 30, 2023 backlog is reasonably expected to be fulfilled in fiscal year 2025 and thereafter. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations — Contract Backlog" included in this Form 10-K for additional information pertaining to backlog.
Employees
As of September 30, 2023, we had approximately 6,200 employees within the United States and approximately 900 employees in our international operations. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be robust. None of our U.S. employees are represented by a union. However, some of our international employees are unionized.
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
2023 FORM 10-K | 13

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
H&P offers a variety of training programs ranging from job specific programs to leadership development. Some of the prominent training programs that we offer are:
•New Employment Safety Training - onboarding program for new hires in safety sensitive positions. The purpose of the program is to prepare employees to work safely on our rigs and provide necessary certifications to do so; including all Occupational Safety and Health Administration ("OSHA") and International Association of Drilling Contractors ("IADC") training, as well as Company culture education.
•Short Service Employee Training - specialized training program that is a continuation of New Employment Introduction basics and is intended to provide technical on-the-job training guided by a mentor.
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
Safety Leadership
For more than 20 years, H&P measured safety success the same way other companies in our industry did – the absence of OSHA recordable injuries and declining total recordable injury rates ("TRIR"). We now believe it is more important to take a more holistic and proactive approach to identify safety issues which supports management's efforts to build trust with field employees. Starting in 2015, we have redefined safety success as the Control and Removal of Exposures (C.A.R.E.) for self and others and encourage employees to report near miss incidents with serious, life-altering or fatal injury potential, identifying and reporting serious injury exposures for which employees are personally recognized and rewarded monetarily for exemplifying our Actively C.A.R.E culture. We believe trust is key to organizational health, as well as safety and operational success.
SIF Strategy
We are committed to controlling and removing SIF exposures at any H&P rig or facility. We continue to track traditional safety metrics, such as TRIR, to be responsive to customer requests and industry benchmarking, but do not use these metrics as the foundation for our safety culture. H&P data shows that only a small portion of OSHA recordable incidents provide value in preventing potential serious injuries. Incidents that do not result in an injury, but have the potential for a serious injury or fatality provide many more learning opportunities for preventing future serious injuries or fatalities. Based on this data we have a guided approach to incident investigations and corrective actions. Incidents that have the potential to cause a serious injury or fatality are escalated. Our safety success at H&P will be based on key performance indicators related to the removal of SIF exposures, such as SIF Potential and SIF Mitigated rates. Our vision for the future of safety at H&P will be guided by these principles.
2023 FORM 10-K | 14

Diversity, Equity & Inclusion
We believe that creating an environment where our employees feel valued and respected drives engagement, better leverages the unique talents and perspectives of our people to innovate and enhances our ability to attract and retain a diverse workforce. H&P has employed a DE&I Principal Specialist, implemented a thriving Women of H&P Employee Resource Group, and established a DE&I Advisory Council with global employee representation. Our commitments are evidenced by formalized policies regarding equal opportunity and a discrimination-free workplace. We are actively tracking diversity data to better understand demographics within the organization.
Employee Benefits, Health and Wellness
H&P values its employees and believes competitive compensation and benefit packages are essential to prioritizing the well-being of its staff. Select highlights of our benefits programs include:
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
We insure working land rigs and related property and equipment at values that approximate the current replacement costs on the inception date of the policies. However, we self-insure large deductibles under these policies. We also carry insurance with varying deductibles and coverage limits with respect to stacked rigs, offshore platform rigs, and “named wind storm” risk in the Gulf of Mexico.
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
2023 FORM 10-K | 15

Our insurance may not in all situations provide sufficient funds to protect us from all liabilities that could result from our operations. Our coverage includes aggregate policy limits. As a result, we retain the risk for any loss in excess of these limits. No assurance can be given that all or a portion of our coverage will not be canceled, that insurance coverage will continue to be available at rates considered reasonable or that our coverage will respond to a specific loss. Further, we may experience difficulties in collecting from our insurers or our insurers may deny all or a portion of our claims for insurance coverage. For further information see Item 1A—Risk Factors—Business and Operating Risks—Our drilling and technology related operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.
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
The Occupational Safety and Health Act and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, the Environmental Protection Agency community right-to-know regulations under Title III of CERCLA, the Emergency Planning and Community Right-to-Know Act and similar state statutes and local regulations require that information be maintained about hazardous materials used in our operations and that this information be provided to employees, state and local governments, emergency responders and citizens.
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
2023 FORM 10-K | 16

In addition, we are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the U.S. Foreign Corrupt Practices Act, other anti-bribery and anti-corruption laws, and data privacy, data security and consumer protection laws. The U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Data privacy, data security, and consumer protection laws in the U.S. that apply to our operations include the Critical Infrastructure Act and the CAN-SPAM Act, and at the state level, the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”). Because we conduct business in France and the UK, we are also subject to the European General Data Protection Regulation (“GDPR”) and the UK Data Protection Act. Our operations in the Middle East and Colombia are subject to similar data privacy and data protection laws. Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions. For more information, see Item 1A— “Risk Factors — Failure to comply with the U.S. Foreign Corrupt Practices Act or foreign anti‑bribery legislation could adversely affect our business and Our business is subject to complex and evolving laws and regulations regarding privacy, data security and consumer protection.”
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
We monitor our compliance with applicable governmental rules and regulations in each country of operation. We have made and will continue to make the required expenditures to comply with current and future regulatory requirements. We do not anticipate that compliance with currently applicable rules and regulations and required controls will significantly change our competitive position, capital spending or earnings during fiscal year 2024. We believe we are materially compliant with applicable rules and regulations and, to date, the cost of such compliance has not been material to our business or financial condition. However, future events such as additional laws and regulations, changes in existing laws and regulations or their interpretation or more vigorous enforcement policies of regulatory agencies, may require additional expenditures by us, which may be material. Specifically, the expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Accordingly, there can be no assurance that we will not incur significant compliance costs in the future. See Item 1A— “Risk Factors — Failure to comply with or changes to governmental and environmental laws could adversely affect our business.”
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
2023 FORM 10-K | 17

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

Our business depends on the conditions of the land and offshore oil and natural gas industry. Demand for our services and the rates we are able to charge for such services depend on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by both long- and short-term trends in oil and natural gas prices and market expectations regarding such prices. Oil prices are particularly sensitive to actual and perceived threats to geopolitical stability, global economic conditions, and to changes in production from OPEC+ member states. For example, the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas and the continuation of, or any escalation in the severity of, these conflicts, has led and may continue to lead to an increase in the volatility of global oil and gas prices, which could have a corresponding negative impact on the capital expenditure of oil and gas companies as a result of the higher perceived risk. Similarly, the COVID-19 pandemic resulted in a sharp decline in oil prices and drilling activity in 2020.
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
2023 FORM 10-K | 18

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
Competition in drilling services and solutions involves such factors as price, efficiency, condition, type and operational capability of equipment, reputation, operating safety, environmental impact, customer relations, rig availability and excess rig capacity in the industry. Competition may vary significantly by region at any particular time. Land drilling rigs can be readily moved from one region to another in response to changes in levels of activity, which could result in an oversupply of rigs in any region, leading to increased price competition. In addition, development of new drilling technology by competitors has increased in recent years, which could negatively affect our ability to differentiate our services.
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
Following periods of downturn in our industry, there may be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, rebound. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2023, 98 of our available rigs were not under contract.
2023 FORM 10-K | 19

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

Our operations are subject to the many hazards inherent in the business, including inclement weather, unplanned power outages, blowouts, explosions, well fires, loss of well control, equipment failure, computer system disruptions, pollution, and reservoir damage. These hazards could cause significant environmental and reservoir damage, personal injury and death, suspension of operations, serious damage or destruction of equipment and property and substantial damage to producing formations and surrounding lands and waters. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event and subsequent crisis management efforts could cause us to incur substantial expenses in connection with investigation and remediation as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.
2023 FORM 10-K | 20

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

Our business is subject to cybersecurity and information technology system disruption risks.
Our operations depend on effective and secure information technology systems, including our own systems and the systems of third party vendors upon which we rely, such as those providing cloud services to us. Threats to information technology systems, including as a result of Security Incidents, continue to grow. Cybersecurity risks could include, but are not limited to, Security Incidents, such as ransomware attacks, denial-of-service attacks, phishing attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, employee or insider error, interruptions in communication, loss of our intellectual property or theft of our FlexRig® and other sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. In 2021, the Company introduced full-time or part-time remote work as a permanent option for select employees and a significant number of our corporate employees now work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. Furthermore, geopolitical tensions or conflicts, such as the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas, may further heighten the risk of cybersecurity attacks. Our information technology systems and those of our third party vendors are also subject to disruptions due to occurrences other than Security Incidents, such as natural disasters or power outages.
2023 FORM 10-K | 21

Security Incidents or other disruptions involving our own systems or those of our third-party vendors, could:
•disrupt our operations including operational technologies as well as our corporate information technology systems,
•negatively impact our ability to compete,
•result in the theft or misappropriation of funds,
•cause the loss, corruption or misappropriation of personal, proprietary or confidential information,
•expose us to litigation, regulatory action, and potential liability, and
•result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate Security Incidents or other disruptions.
It is possible that our business, financial and other systems, as well as those of our third-party vendors, could be compromised. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, information or other property. A Security Incident or other disruption could have a material adverse effect on our business, financial condition and operations. Further, as Security Incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of Security Incidents.

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
We have allocated a portion of the purchase price of certain acquisitions to goodwill and other intangible assets. The amount allocated to goodwill is the excess of the purchase price over the net identifiable assets acquired. At September 30, 2023, we had goodwill of $45.7 million and other intangible assets, net of $60.6 million. If we experience future negative changes in our business climate or our results of operations such that we determine that goodwill or intangible assets are impaired, we will be required to record impairment charges with respect to such assets.
2023 FORM 10-K | 22

Technology disputes and limitations on our ability to protect or enforce our intellectual property rights could negatively impact our costs, revenues, and any competitive advantage we hold.
Drilling rigs use proprietary technology and equipment which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling rigs and technology services are owned by us or certain of our supplying vendors. From time to time, we or our customers or supplying vendors become involved in disputes over infringement of intellectual property rights relating to equipment or technology owned or used by us. As a result, we may lose access to important equipment or technology, be required to cease use of some equipment or technology, be forced to modify our drilling rigs or technology, or be required to pay license fees or royalties for the use of equipment or technology. There can also be no assurance that the steps we take to obtain, maintain, protect, and enforce our intellectual property rights will be adequate. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties, third parties are successful in enforcing their rights against us, or our competitors are able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets. As a result, any technology disputes or limitations on our ability to protect or enforce our intellectual property rights could have a material adverse impact on our business, financial condition and results of operations.

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
In fiscal year 2023, we received approximately 50.4 percent of our consolidated operating revenues from our ten largest drilling services and solutions customers and approximately 24.2 percent of our consolidated operating revenues from our three largest customers (including their affiliates). If one or more of our larger customers terminated their contracts, failed to renew existing contracts with us, or refused to award us with new contracts, it could have a material adverse effect on our business, financial condition and results of operations. Further, consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment.

Fixed‑term drilling contracts customarily provide for a termination by the customer for convenience, default, or extended force majeure. An “early termination payment” is typically paid to us if a contract is terminated prior to the expiration of the fixed term. However, in the event of default, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even if an early termination payment is owed to us, during depressed market conditions or due to other factors, a customer may be unable or may refuse to pay the early termination payment and may seek to suspend, negotiate, or terminate the contract.
2023 FORM 10-K | 23

Regardless of the reason for an early termination or suspension of a contract, such termination or suspension may result in a drilling rig being idle for an extended period of time if we are unable to secure new contracts on a timely basis and on substantially similar terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2023, our drilling services backlog was approximately $1.4 billion for future revenues under firm commitments. Our drilling services backlog may decline over time as existing contract term coverage may not be offset by new term contracts or price modifications for existing contracts, as a result of any number of factors, such as low or declining oil prices and capital spending reductions by our customers. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse impact on our business, financial condition and results of operations.

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
The drilling services and solutions business is highly cyclical. During periods of increased demand for drilling services and solutions and periods of supply chain disruption, delays in delivery and shortages of drilling equipment and supplies can occur and it may take longer for our suppliers to service drilling components. Additionally, suppliers may seek to increase prices for equipment, supplies, and services, which we are unable to pass through to our customers, either due to contractual obligations or market constraints in the drilling services and solutions business. Further, certain key rig components, parts and equipment are also either purchased from, fabricated or serviced by a limited number of vendors, which, in some cases, may be thinly capitalized and disproportionately affected by any loss of business, downturn in the energy industry, supply chain disruptions, or reduction or availability of credit. A number of disruptions and delays across the global supply chain have occurred in recent years, which have created delays in servicing key components, and a tightening of supplies and shortages in a number of areas, ranging from basic raw materials to component parts, and increasing costs, and it is possible such disruptions and delays could continue in the near term and possibly beyond. To date, as an industry leader, we have effectively managed these delays, disruptions, and shortages by engaging in near and long-term demand planning with multiple suppliers who provide and service key rig components, parts and equipment. However, if we are not able to effectively manage these disruptions and delays in the future, they could have a material adverse effect on our business, financial condition and results of operations.
2023 FORM 10-K | 24

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our international employees are unionized, and efforts may be made from time to time to unionize other portions of our workforce. We may in the future be subject to strikes or work stoppages and other labor disruptions in connection with unionization efforts or renegotiation of existing contracts with unions representing our international employees. For example, worker strikes of short duration are common in Argentina and our operations have experienced such strikes in the past. Union expansion, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs, reduce our revenues or limit our operational flexibility. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, financial condition and results of operations.

The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and fear of such events have adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Such public health crises, pandemics and epidemics are continuously evolving, and we are not able to enumerate all potential risks to our business from such events, including the COVID-19 pandemic; however, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to: significant volatility and disruption of the global financial markets; continued volatility of crude oil prices and related uncertainties around OPEC+ production; disruption of our operations, including suspension of drilling activities; impact to costs; loss of workers; labor shortages; supply chain disruptions or equipment shortages; logistics constraints; customer demand for our services and industry demand generally; capital spending by oil and gas companies; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. The full extent of the impact of public health crises, pandemics and epidemics on our business operations and financial results will depend largely on future developments and various factors beyond our control, such as the duration, severity and sustained geographic spread, and the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. Since our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations may be adversely affected by foreign political, economic and social instability risks, foreign currency restrictions and devaluation, and various local laws associated with doing business in certain foreign countries.

We currently have drilling operations in South America (primarily Argentina and Colombia), the Middle East and Australia. In the future, we may further expand the geographic reach of our operations. As a result, we are exposed to several political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, and forced negotiation or modification of contracts; difficulty resolving disputes (including technology disputes) and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights; taxation policies; foreign exchange restrictions and restrictions on repatriation of income and capital; currency rate fluctuations; increased governmental ownership and regulation of the economy and industry in the markets in which we operate; economic and financial instability of national oil companies; restrictive governmental regulation; bureaucratic delays; and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.
2023 FORM 10-K | 25

South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. From time to time, these risks have impacted our business. For example, in Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos and Argentina has a history of implementing currency controls, which limit our ability to access U.S. Dollars in Argentina and repatriate cash from our Argentina operations. Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. For fiscal year 2023, we recognized aggregate foreign currency losses of $7.4 million in Argentina. Our aggregate foreign currency losses across all of our operations for fiscal years 2023, 2022 and 2021 were $6.4 million, $5.9 million and $5.3 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the fiscal year ended 2023, we entered into a Blue Chip Swap transaction, which resulted in a $12.2 million loss on investment recorded in Gain on investment securities within our Consolidated Statements of Operations. As a result of the Blue Chip Swap transaction, $9.8 million of net cash was repatriated to the U.S. during the period.
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
We evaluate our drilling rigs and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Lower utilization and dayrates adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates may result in the recognition of impairment charges if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of an asset group may not be recoverable. Drilling rigs in our fleet may become impaired in the future if oil and gas prices decline or remain low for a prolonged period of time or if market conditions deteriorate or if we restructure our drilling fleet. For example, in fiscal year 2021 we recognized impairment charges of $70.9 million related to tangible assets and equipment. If we experience future negative changes in our business climate such that we determine that one or more of our asset groups are impaired, we will be required to record additional impairment charges with respect to such asset groups.
Any impairment could have a material adverse effect on our consolidated financial statements. The facts and circumstances included in our impairment assessments are described in Part II, Item 8—"Financial Statements and Supplementary Data."
2023 FORM 10-K | 26

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
2023 FORM 10-K | 27

The aim of the Paris Agreement is to hold the increase in the average global temperature to well below 2ºC (3.6ºF) above pre-industrial levels with efforts to limit the rise to 1.5ºC (2.7ºF) to protect against the more severe consequences of climate change forecasted by scientific studies. These consequences include increased coastal flooding, droughts and associated wildfires, heavy precipitation events, stresses on water supply and agriculture, increased poverty, and negative impacts on health. In connection with the decision to adopt the Paris Agreement, the Intergovernmental Panel on Climate Change (the “IPCC”) prepared a special report focused on the impacts of an increase in the average global temperature of 1.5ºC above pre-industrial levels and related GHG emission pathways. The 2018 IPCC Report concludes that the measures set forth in the Paris Agreement are insufficient and that more aggressive targets and measures will be needed. According to the 2023 IPCC Report, all global modelled pathways limiting warming to 1.5ºC or 2ºC requires rapid and deep and, in most cases, immediate greenhouse gas emissions reductions in all sectors this decade.
It is not possible at this time to predict the timing and effect of climate change or whether additional GHG legislation, regulations or other measures will be adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely based on the findings set forth in the IPCC Reports and any such future laws and regulations could result in increased compliance costs, additional operating restrictions or affect the demand for our customers' products and, accordingly, our services. In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. As a result, we or our customers may become subject to court orders compelling a reduction of GHG emissions or requiring mitigation of the effects of climate change. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris Agreement, and several U.S. cities have committed to advance the objectives of the Paris Agreement at the state or local level as well. If we are unable to recover or pass through a significant level of our costs or are required to change our practices related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. An increased focus by the public on the reduction of GHG emissions as well as the results of the physical impacts of climate change could affect the demand for our customers’ products and have a negative effect on our business.
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
Beyond financial and regulatory impacts, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers and suppliers, which could result in more frequent and severe disruptions to our business and those of our customers and suppliers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. See above “—Our drilling and technology related operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.”
2023 FORM 10-K | 28

New legislation and regulatory initiatives relating to hydraulic fracturing or other aspects of the oil and gas industry could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide.

Several political and regulatory authorities, governmental bodies, and environmental groups devote resources to campaigns aimed at eradicating hydraulic fracking. We do not engage in any hydraulic fracturing activities. However, it is a common practice in our industry for our customers to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure, waste disposal and/or well construction requirements on oil and gas development, including hydraulic fracturing operations, or otherwise seek to ban fracturing activities altogether. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Members of the U.S. Congress are analyzing, and a number of federal agencies have historically been requested to review, and, under the current administration, may be requested to review again, a variety of environmental issues associated with hydraulic fracturing and the possibility of more stringent regulation. At September 30, 2023, we had approximately 24 rigs placed on federal land and four rigs in federal waters. Any new laws, regulations or permitting requirements regarding hydraulic fracturing could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. For example, the Environmental Protection Agency has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels. Widespread regulation significantly restricting or prohibiting hydraulic fracturing or other drilling activity by our customers could have a material adverse impact on our business, financial condition and results of operations.
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
We have developed, and will continue to develop and set, goals, targets, or other objectives related to sustainability matters. Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include: (1) the extent our customers' decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (2) the availability and cost of low- or non-carbon-based energy sources and technologies, (3) evolving regulatory requirements affecting sustainability standards or disclosures, and (4) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, quantifying, and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Our business may also face increased scrutiny from investors and other stakeholders, including from parties that oppose environmental, social, and governance initiatives, related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
2023 FORM 10-K | 29

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

Our business is subject to complex and evolving laws and regulations regarding privacy, data security and consumer protection.
The regulatory environment surrounding data privacy, data security and consumer protection is rapidly evolving and subject to constant change. New laws and regulations in this space pose increasingly complex compliance challenges and potentially elevate our costs. In the normal course of business, we and our third-party partners may collect, process, and store data that is subject to those specific laws and regulations governing personal data.
Complying with the varying regulatory requirements outlined in foreign, federal, state, and local regulations is becoming increasingly complex, and could increase the costs and difficulty of compliance. Furthermore, violations of applicable data protection laws, including but not limited to the GDPR and the CCPA as amended by the CPRA, as well as other U.S. sector-specific and new comprehensive state data privacy laws, could result in significant penalties.
The GDPR applies to entities operating in the EU that process personal data and entities outside the EU that process personal data to provide goods or services to EU residents, directly or indirectly through vendors and subcontractors. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur costs and require us to change our business practices in a manner that does not align with our business objectives. Failure to comply could result in significant penalties of up to a maximum of four percent of our total global turnover of the preceding financial year or up to €20.0 million, which may materially adversely affect our business, reputation, results of operations, and revenue.
The CCPA, which came into effect on January 1, 2020, was amended by the CPRA, which went into effect January 1, 2023. The CCPA and CPRA give California residents certain rights in relation to their personal information, and impose obligations on certain entities that do business in California to protect those rights, which may apply to us. As interpretation and enforcement of the CCPA and CPRA evolve, new compliance obligations are created, which could cause us to incur costs and shift our business practices in a manner that does not align with our business objectives. The CCPA, presently enforceable (as CPRA enforcement has been delayed until July 1, 2023, and enforcement is not retroactive), provides for civil penalties of up to $7,500 per intentional violation and $2,500 per unintentional violation. Additionally, California residents whose personal information has been impacted by a Security Incident as a result of the entity’s failure to implement and maintain reasonable security procedures and practices have been granted a private right of action, which could result in damages of up to $750 per incident, where the entity failed to encrypt or redact personal information. The possibility for these significant financial penalties for noncompliance may materially adversely affect our business, reputation, results of operations, and revenue. Similar legislation has been adopted in Virginia, Colorado, and Connecticut, which have gone into effect, and Utah which will go into effect at the end of 2023.
Non-compliance with these and other data privacy, data security, and consumer protection laws could also expose us to regulatory investigations, which could require significant expenses for resolution and potentially result in fines and prospective relief, necessitating additional resources for implementation. In addition, regulators may issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by violations of these laws. It is also possible we could be subject to a Security Incident, which in addition to potential losses from fraudulent wire transfers, are costly to investigate and remediate and could result in a violation of data privacy and consumer protection laws (in addition to data security laws). Any violation of these laws or harm to our reputation could have a material adverse effect on our business, financial condition, reputation, or results of operations and prospects.
2023 FORM 10-K | 30

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
The nature of our business makes us susceptible to legal proceedings and governmental investigations from time to time. We design much of our own equipment and fabricate and upgrade such equipment in facilities that we operate. We also design and develop our own technology. If such equipment or technology fails to perform as expected, or if we fail to maintain or operate the equipment properly, there could be personal injuries, property damage, and environmental contamination, which could result in claims against us. Our ownership and use of proprietary technology and equipment could also result in infringement of intellectual property claims against us. See above “— Technology disputes and limitations on our ability to protect or enforce our intellectual property rights could negatively impact our costs, revenues, and any competitive advantage we hold." The Company also owns and operates a large fleet of motor vehicles, which creates an increased exposure to motor vehicle accidents. Also, we may be subject, and have been subject in the past, to litigation resulting from accidents involving motor vehicles. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases in our insurance costs. In addition, during periods of depressed market conditions we may be subject to an increased risk of our customers, vendors, former employees and others initiating legal proceedings against us. Further, actions or decisions we have taken or may take as a consequence of COVID-19 may result in investigations, litigation or legal claims against us. Lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations. Any litigation or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.
2023 FORM 10-K | 31

Additional tax liabilities, limitations on our use of net operating losses and tax credits and/or our significant net deferred tax liability could affect our financial condition, income tax provision, net income, and cash flows.

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. Tax rates in the various jurisdictions in which our subsidiaries are organized and conduct their operations may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws (including tax treaties in any of the jurisdictions that we operate in) could impact our ability to realize the tax savings recorded to date. Our ability to benefit from our deferred tax assets depends on us having sufficient future taxable income to utilize our net operating loss and tax credit carryforwards before they expire. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5 percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of September 30, 2023, we have not experienced an ownership change and, therefore, utilization of our applicable tax attributes were not subject to an annual limitation (except for an immaterial portion thereof that we inherited in connection with an acquisition during 2017). However, if we were to experience ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use certain pre-change tax attributes could potentially accelerate or permanently increase our future tax liabilities. Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation. For example, the IRA, passed on August 16, 2022, included a 15 percent corporate minimum tax applicable to tax years beginning after December 31, 2022. We do not believe the corporate minimum tax will materially impact our effective tax rate or tax liability. Also, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected in the near future. We are in the process of evaluating the potential impacts of Pillar Two. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible Pillar Two could have a material adverse effect on our tax liability.
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
2023 FORM 10-K | 32

RISKS RELATED TO OUR COMMON STOCK AND CORPORATE STRUCTURE

We may reduce or suspend our dividend in the future.
We have paid a quarterly dividend for many years and commencing in fiscal 2023 paid a quarterly supplemental dividend in addition to the established base dividend as part of a supplemental capital allocation plan. The supplemental capital allocation plan is refreshed on an annual basis and the supplemental dividends are proposed and approved on a quarterly basis with record and payment dates that coincide with the base dividends that are also proposed and approved on a quarterly basis. Our most recent quarterly base dividend declared was $0.25 per share. Subsequent to September 30, 2023, we also declared a supplemental quarterly dividend of $0.17 per share as part of our fiscal 2024 supplemental shareholder return plan announced in October 2023. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividends in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness or uncertainty, such as the downturn as a result of the COVID-19 pandemic and the oil price collapse in 2020. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. There can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

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
2023 FORM 10-K | 33

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

The choice of forum provision in our bylaws could limit our stockholders’ ability to obtain what such stockholders’ believe to be a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that unless we consent to the selection of an alternative forum (a) the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, stockholder, employee or agent arising out of or relating to any provision of the General Corporation Law of the State of Delaware the (“DGCL”), our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us or any director, officer, stockholder, employee or agent governed by the internal affairs doctrine of the State of Delaware. If the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware; and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act will be the federal district courts of the United States of America. This exclusive forum provision is not intended to apply to claims arising under the Exchange Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
This choice of forum provision may subject a stockholder to increased costs to bring a claim and limit a stockholder's ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with the Company or its directors, officers or other employees or agents, which may discourage such lawsuits. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

Public and investor sentiment towards climate change, fossil fuels and other ESG matters could adversely affect our cost of capital and the price of our common stock.
There have been efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Because we operate within the oil and gas industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.
2023 FORM 10-K | 34

Some members of the investment community have increased their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, DE&I initiatives, and heightened governance standards. As a result, we may continue to face pressure regarding our ESG disclosures and practices. See above "—Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks." Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our stock and many large institutional investors have committed to allocating a percentage of their investment products towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal year 2023.

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

ITEM 3. LEGAL PROCEEDINGS
See Note 15—Commitments and Contingencies to our Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “HP.” As of November 1, 2023, there were 359 record holders of our common stock as listed by our transfer agent’s records.
2023 FORM 10-K | 35

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

		Indexed Returns
	Base Period	Years Ending
Company / Index	Sep 2018	Sep 2019	Sep 2020	Sep 2021	Sep 2022	Sep 2023
Helmerich & Payne, Inc.	$100.00	$62.00	$29.00	$49.00	$64.00	$75.00
S&P 600 Index	100.00	91.00	83.00	131.00	106.00	117.00
Dow Jones U.S. Select Oil Equipment & Services Index	100.00	50.00	22.00	41.00	44.00	75.00
Philadelphia Stock Exchange Oil Service Sector Index	100.00	45.00	19.00	40.00	43.00	70.00
2023 FORM 10-K | 36

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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of September 30, 2023, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 233 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 22 rigs as of September 30, 2023. At the close of fiscal year 2023, we had 164 active contracted rigs, of which 91 were under a fixed-term contract and 73 were working well-to-well, compared to 192 contracted rigs at September 30, 2022. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.
2023 FORM 10-K | 37

Market Outlook
Our revenues are primarily derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas (“E&Ps”). Generally, the level of capital expenditures is dictated by capital budgets set to achieve respective production targets in relation to current and expected future prices of crude oil and natural gas, which are determined by various supply and demand factors. Both commodities have historically been, and we expect them to continue to be, cyclical and highly volatile.
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
Historically there has been a strong correlation between crude oil and natural gas prices and the demand for drilling rigs with the rig count increasing and decreasing with the up and down movements in commodity prices. While that correlation remains for a segment of the market, beginning in 2021, a portion of rig activity has not moved in tandem with crude oil prices to the same extent as a large portion of our customers instituted a more disciplined approach to their operations and capital spending in order to enhance their own financial returns. Those customers established capital budgets based upon commodity price assumptions for the upcoming year and adhered to them, not adjusting activity plans as commodity prices moved.
The capital budgets for calendar year 2024 have not yet been established by many of our customers; however, based upon the crude oil and natural gas pricing environment and many of our customers' desire to at least maintain their current production levels, we expect the level of capital spending and activity in calendar year 2024 to be similar to that experienced in calendar year 2023. The overall demand for super-spec rigs in the U.S. remains relatively strong and while some readily available idle super-spec capacity exists in the market, it is not to a level that has materially impacted pricing as it could be quickly reabsorbed into the market. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology is expected to result in an improvement in our underlying contract economics.
With regards to our North America Solutions segment, volatility in natural gas prices and the related reduced rig demand contributed to an increased level of rig releases in the market during the first half of calendar year 2023. During the second half of calendar year 2023, other non-commodity price related factors, such as customer capital budgets, drilling plans, productions levels and customer consolidations, also led some customers to release rigs as well. Heading into our fiscal year 2024, we expect our rig activity to increase modestly during the first half of the fiscal year as customers reset their capital budgets for 2024 and will likely remain at a relatively stable level during the back half of the fiscal year. This is similar to the rig activity patterns we have experienced during the last few years as well. During fiscal year 2023, the Company employed a fiscally prudent approach to deploying capital and prioritizing economic margins over rig utilization, and we plan to maintain this approach in fiscal 2024. Furthermore, we still believe the supply and demand dynamics surrounding our North America Solutions segment remain constructive for future activity and pricing levels.
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. During fiscal 2024, we plan to continue to devote capital to our international expansion strategy. While we understand this strategy will take time and capital to execute, we believe it is important in terms of growth and diversification for the Company. Currently, activity levels in the International Solutions and Offshore Gulf of Mexico business segments look to remain relatively steady at current levels for the foreseeable future.
2023 FORM 10-K | 38

Over the past two years, the Company has experienced inflationary pressures related to labor and consumable inventory and more recently as a result of cost-acceleration related to running our rig fleet harder to achieve the well designs, lateral lengths and drilling efficiencies our customers demand. The inflationary forces have abated, and the financial impacts were partially mitigated by pass-through mechanisms in our contracts. However, the performance and efficiency gains we achieve require us to continue to push the service intensity of our rigs and equipment. Accordingly, we expect operational expenses to remain at elevated levels compared to recent years. Additionally, we are also experiencing inflationary pressures in our non-operational expenses particularly around labor and third-party services. As a consequence of these pressures, we are projecting an increase in our selling, general and administrative expenses during fiscal 2024.

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
Investment in Tamboran
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited, a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. During the year ended September 30, 2023, we recognized a loss of $4.2 million, recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period. Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with Tamboran. During the fourth fiscal quarter of 2023, drilling services commenced. See Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties to our Consolidated Financial Statements for additional related party disclosures.
Significant Lease Commenced
During the fiscal year ended September 30, 2023, we entered into a lease agreement to relocate our Tulsa corporate headquarters to a new office space. This lease commenced during the fourth fiscal quarter of 2023 and resulted in a $17.6 million increase to right-of-use assets and lease liability on our Consolidated Balance Sheets. In addition, we began amortizing the right of use asset over the initial lease term of approximately 12 years.

Contract Backlog
Drilling contract backlog is the expected future dayrate revenue from executed contracts. We calculate backlog as the total expected revenue from fixed-term contracts and do not include any anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. In addition to depicting the total expected revenue from fixed-term contracts, backlog is indicative of expected future cash flow that the Company expects to receive regardless of whether a customer honors the fixed-term contract to expiration of a contract or decides to terminate the contract early and pay an early termination payment. In the event of an early termination payment, the timing of the recognition of backlog and the total amount of revenue may differ; however, the overall associated gross margin is preserved. As such, management finds backlog a useful metric for future planning and budgeting, whereas investors consider it useful in estimating future revenue and cash flows of the Company. As of September 30, 2023 and 2022, our contract drilling backlog was $1.4 billion and $1.2 billion, respectively. The increase in backlog at September 30, 2023 from 2022 is primarily due to an increase in the number of contracts executed under FlexPool agreements. Approximately 33.8 percent of the September 30, 2023 total backlog is reasonably expected to be fulfilled in fiscal year 2025 and thereafter.
2023 FORM 10-K | 39

The following table sets forth the total backlog by reportable segment as of September 30, 2023 and 2022, and the percentage of the September 30, 2023 backlog reasonably expected to be fulfilled in fiscal year 2025 and thereafter:

(in billions)	September 30, 2023	September 30, 2022	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025 and Thereafter
North America Solutions	$1.1	$0.9	29.0%
Offshore Gulf of Mexico	$—	$—	—
International Solutions	$0.3	$0.3	52.7
	$1.4	$1.2
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

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022
Consolidated Results of Operations
Net Income We recorded net income of $434.1 million ($4.16 per diluted share) for the fiscal year ended September 30, 2023 compared to net income of $7.0 million ($0.05 per diluted share) for the fiscal year ended September 30, 2022.
Operating Revenue Consolidated operating revenues were $2.9 billion and $2.1 billion during fiscal years 2023 and 2022, respectively. The $0.8 billion increase in fiscal year 2023 from fiscal year 2022 was primarily driven by an increase in average rig pricing and activity levels in our North America Solutions segment and increased activity levels in our International Solutions segment. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses in fiscal year 2023 were $1.7 billion, compared to direct operating expenses of $1.4 billion in fiscal year 2022. The increase in fiscal year 2023 from fiscal year 2022 was primarily attributable to the previously mentioned higher activity levels as well as a North America Solutions wage increase that became effective at the end of fiscal year 2022.
Depreciation and Amortization Depreciation and amortization expense was $382.3 million in fiscal year 2023 and $403.2 million in fiscal year 2022. The decrease is reflective of lower capital expenditures over the last several years. Depreciation and amortization includes amortization of intangible assets of $6.6 million and $7.2 million in fiscal years 2023 and 2022, and abandonments of equipment of $3.3 million and $6.6 million in fiscal years 2023 and 2022, respectively.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $206.7 million in the fiscal year ended September 30, 2023 compared to $182.4 million in the fiscal year ended September 30, 2022. The $24.3 million increase in fiscal year 2023 is primarily due to an increase in professional fees of $12.0 million and an increase in labor and labor-related expenses of $8.6 million.
Asset Impairment Charges During the fiscal year ended September 30, 2023, the Company initiated a plan to decommission, scrap and/or sell certain assets including four international FlexRig® drilling rigs, four international conventional drilling rigs, and additional equipment. The aggregate net book value of these assets of $13.2 million was written down to their estimated scrap value of $1.1 million, resulting in non-cash impairment charges of $12.1 million for the fiscal year ended September 30, 2023, of which $8.1 million of the charge is recorded within the International Solutions segment. The remaining $4.0 million is recorded within the North America Solutions segment. The impairment charge was recorded in the Consolidated Statement of Operations for the fiscal year ended September 30, 2023. Comparatively, during the fiscal year ended September 30, 2022, we identified various assets that met the asset held-for-sale criteria and were reclassified as assets held-for-sale within our North America Solutions and International Solutions segments, which resulted in a non-cash impairment charge of $4.4 million, of which $2.5 million of the charge is recorded within the International Solutions segment. The remaining $1.9 million is recorded within the North America Solutions segment. The impairment charge was recorded in the Consolidated Statement of Operations for the fiscal year ended September 30, 2022.
2023 FORM 10-K | 40

Gain on Investment Securities During the fiscal year ended September 30, 2023, we recognized an aggregate gain of $11.3 million on investment securities. This gain was mainly comprised of a $27.4 million gain on our equity investment in ADNOC Drilling, partially offset against a $4.2 million loss on our investment in Tamboran; both of which were a result of fluctuations in the fair market value of the stocks. Additionally, the aggregate gain was offset by a $12.2 million loss on investment recognized during the fiscal year ended September 30, 2023 as a result of a Blue Chip Swap transaction that occurred during the period. See—Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties—International Solutions Drilling Risks for additional information related to the Blue Chip Swap. During the fiscal year ended September 30, 2022, we recognized an aggregate gain of $57.9 million on investment securities. This gain was mainly comprised of a $47.4 million gain on our equity investment in ADNOC Drilling, caused by an increase in the fair market value of the stock, and a gain of $8.2 million on the sale of our equity investment in Schlumberger, Ltd.
Interest and Dividend Income Interest and dividend income was $28.4 million and $18.1 million in fiscal years 2023 and 2022, respectively. The increase in interest and dividend income in fiscal year 2023 was primarily due to higher market interest rates.
Interest Expense Interest expense totaled $17.3 million in fiscal year 2023 and $19.2 million in fiscal year 2022. The decrease in interest expense is primarily attributable to the fiscal year 2022 interest expense associated with our 4.65% Senior Notes due 2025 which were redeemed on October 27, 2021.
Income Taxes We had an income tax expense of $159.3 million in fiscal year 2023 compared to an income tax expense of $24.4 million in fiscal year 2022. The effective income tax rate was 26.8 percent in fiscal year 2023 compared to 77.8 percent in fiscal year 2022. The effective rates differ from the U.S. federal statutory rate (21.0 percent for the fiscal years 2023 and 2022) primarily due to non-deductible permanent items, the foreign derived intangible income deduction (in fiscal year 2022), state and foreign income taxes, and adjustments to the deferred state income tax rate. Additionally, the effective income tax rate is higher in fiscal year 2022 as the low level of net income before tax increases the impact of the rate differences.
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Recoverability of any tax assets are evaluated and necessary allowances are provided. The carrying values of the net deferred tax assets are based on management’s judgments using certain estimates and assumptions that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the benefits of such assets. If these estimates and related assumptions change in the future, additional valuation allowances may be recorded against the deferred tax assets resulting in additional income tax expense in the future. See Note 7—Income Taxes to our Consolidated Financial Statements for additional income tax disclosures.
2023 FORM 10-K | 41

North America Solutions
The following table presents certain information with respect to our North America Solutions reportable segment:

(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$2,519,743	$1,788,167	40.9%
Direct operating expenses	1,447,528	1,218,134	18.8
Depreciation and amortization	353,976	375,250	(5.7)
Research and development	30,457	26,728	14.0
Selling, general and administrative expense	58,367	43,796	33.3
Asset impairment charges	3,948	1,868	111.3
Restructuring charges	—	498	(100.0)
Segment operating income	$625,467	$121,893	413.1

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$1,072,215	$570,033	88.1
Revenue days[3]	61,814	59,672	3.6
Average active rigs[4]	169	163	3.7
Number of active rigs at the end of period[5]	147	176	(16.5)
Number of available rigs at the end of period	233	236	(1.3)
Reimbursements of "out-of-pocket" expenses	$304,870	$232,092	31.4
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
Operating Revenues Operating revenues were $2.5 billion and $1.8 billion in fiscal year 2023 and 2022, respectively. Operating revenues increased $0.7 billion in fiscal year 2023 primarily due to higher pricing and a 3.6 percent increase in activity levels.
Direct Operating Expenses Direct operating expenses increased to $1.4 billion during the fiscal year ended September 30, 2023 as compared to $1.2 billion during the fiscal year ended September 30, 2022. This increase was primarily driven by an increase of $137.3 million in labor and labor-related expenses driven by higher activity levels and increased field wages beginning in late September 2022. Additionally, materials and supplies expense increased by $19.3 million, which was also primarily driven by higher activity levels.
Depreciation and Amortization Depreciation and amortization expense decreased to $354.0 million during the fiscal year ended September 30, 2023 as compared to $375.3 million during the fiscal year ended September 30, 2022. The decrease is reflective of lower capital expenditures over the last several years.
Selling, General and Administrative Expenses Selling, general and administrative expenses increased to $58.4 million during the fiscal year ended September 30, 2023 as compared to $43.8 million during the fiscal year ended September 30, 2022. This increase was largely driven by a $10.8 million increase in professional services fees.
2023 FORM 10-K | 42

Offshore Gulf of Mexico
The following table presents certain information with respect to our Offshore Gulf of Mexico reportable segment:

(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$130,244	$125,465	3.8%
Direct operating expenses	96,781	90,415	7.0
Depreciation	7,622	9,175	(16.9)
Selling, general and administrative expense	3,035	2,661	14.1
Segment operating income	$22,806	$23,214	(1.8)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$33,463	$35,050	(4.5)
Revenue days[3]	1,460	1,460	—
Average active rigs[4]	4	4	—
Number of active rigs at the end of period[5]	4	4	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$30,445	$26,077	16.8
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
Operating Revenues Operating revenues were $130.2 million and $125.5 million in the fiscal year ended September 30, 2023 and 2022, respectively. The 3.8 percent increase in operating revenue was largely driven by pricing increases and wage increase pass-throughs which occurred in the latter portion of fiscal year 2022 partially offset by the mix of rigs being on lower standby or mobilization rates as opposed to working at full rates.
Direct Operating Expenses Direct operating expenses increased to $96.8 million during the fiscal year ended September 30, 2023 as compared to $90.4 million during the fiscal year ended September 30, 2022. The increase was primarily driven by the factors described above.
2023 FORM 10-K | 43

International Solutions
The following table presents certain information with respect to our International Solutions reportable segment:

(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$212,566	$136,072	56.2%
Direct operating expenses	187,292	120,780	55.1
Depreciation	7,615	4,156	83.2
Selling, general and administrative expense	10,401	8,779	18.5
Asset impairment charges	8,149	2,495	226.6
Segment operating loss	$(891)	$(138)	(545.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$25,274	$15,292	65.3
Revenue days[3]	4,788	3,036	57.7
Average active rigs[4]	13	8	62.5
Number of active rigs at the end of period[5]	13	12	8.3
Number of available rigs at the end of period	22	28	(21.4)
Reimbursements of "out-of-pocket" expenses	$10,227	$4,910	108.3
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
Operating Revenues Operating revenues were $212.6 million and $136.1 million in the fiscal years ended September 30, 2023 and 2022, respectively. The $76.5 million increase in fiscal year 2023 from fiscal year 2022 was primarily driven by a 57.7 percent increase in activity levels. Additionally, during the year ended September 30, 2022, we recognized $16.4 million in revenue related to the settlement of a contract drilling dispute related to drilling services provided from fiscal year 2016 through 2019 with YPF S.A. Refer to Note 9 - Revenue from Contracts with Customers for additional details.
Operating Expenses Direct operating expenses increased to $187.3 million during the fiscal year ended September 30, 2023 as compared to $120.8 million during the fiscal year ended September 30, 2022. This increase was primarily driven by an increase of $33.3 million in labor and labor-related expense and an increase of $17.6 million in materials and supplies as a result of higher activity levels.
Asset Impairment Charges During the fiscal year ended September 30, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Consolidated Balance Sheets. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million recorded in Asset impairment charges within our Consolidated Statement of Operations during the fiscal year ended September 30, 2023. During the fiscal year ended September 30, 2022, we identified two international FlexRig® drilling rigs that met the asset held-for-sale criteria and were reclassified to Assets held-for-sale on our Consolidated Balance Sheets. This resulted in a non-cash impairment charge of $2.5 million recorded in Asset impairment charges within our Consolidated Statement of Operations during the fiscal year ended September 30, 2022, as the rigs aggregate net book value of $3.4 million exceeded the fair value of the rigs less estimated cost to sell of $0.9 million.
2023 FORM 10-K | 44

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

(in thousands)	2023	2022	% Change
Operating revenues	$77,296	$66,287	16.6%
Direct operating expenses	57,944	50,683	14.3
Depreciation	2,014	1,701	18.4
Selling, general and administrative expense	1,462	1,183	23.6
Operating income	$15,876	$12,720	24.8
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2023 and 2022 amounted to $67.4 million and $57.0 million, respectively, which were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses consisted primarily of $12.5 million and $7.0 million in adjustments to accruals for estimated losses allocated to the Captives and rig and casualty insurance premiums of $39.7 million and $35.6 million during the fiscal years ended September 30, 2023 and 2022, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Fiscal Years Ended September 30, 2022 and 2021
A discussion of our results of operations for the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021 is included in Part II, Item 7— "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission ("SEC") on November 16, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the 2018 Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, and repaying our outstanding indebtedness. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments. Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may return cash to shareholders through dividends or share repurchases, or we may invest in highly rated short-term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties—International Solutions Drilling Risks.
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
2023 FORM 10-K | 45

As of September 30, 2023 and 2022, we had cash and cash equivalents of $257.2 million and $232.1 million and short-term investments of $93.6 million and $117.1 million, respectively. Our cash flows for the fiscal years ended September 30, 2023, 2022 and 2021 are presented below:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$833,682	$233,913	$136,440
Investing activities	(322,584)	(167,315)	(161,994)
Financing activities	(463,869)	(734,305)	425,523
Net increase (decrease) in cash and cash equivalents and restricted cash	$47,229	$(667,707)	$399,969
Operating Activities
Our operating net working capital (non-GAAP) as of September 30, 2023, 2022, and 2021 is presented below:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Total current assets	$1,006,625	$1,002,944	$1,586,566
Less:
Cash and cash equivalents	257,174	232,131	917,534
Short-term investments	93,600	117,101	198,700
Assets held-for-sale	645	4,333	71,453
Prepaid property, plant and equipment	21,821	10,091	—
	633,385	639,288	398,879

Total current liabilities	418,931	394,810	866,306
Less:
Dividends payable	25,194	26,693	27,332
Current portion of long-term debt, net	—	—	483,486
Advance payment for sale of property, plant and equipment	—	600	86,524
	$393,737	$367,517	$268,964

Operating net working capital (non-GAAP)	$239,648	$271,771	$129,915
Cash flows provided by operating activities were approximately $833.7 million, $233.9 million, and $136.4 million for the fiscal year ended September 30, 2023, 2022, and 2021 respectively. The increase in cash provided by operating activities between fiscal years 2023 and 2022 is primarily driven by higher activity and pricing. The increase in cash provided by operating activities between fiscal years 2022 and 2021 was primarily driven by higher activity and pricing, and is partially offset by changes in operating net working capital. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, assets held-for-sale, and prepaid property, plant and equipment, less current liabilities, excluding dividends payable, short-term debt and advance payments for sale of property, plant and equipment.
Operating net working capital was $239.6 million, $271.8 million and $129.9 million as of September 30, 2023, 2022 and 2021, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers.
Investing Activities
Capital Expenditures Our capital expenditures were $395.5 million, $250.9 million and $82.1 million in fiscal years 2023, 2022 and 2021, respectively. The increase in capital expenditures is largely driven by higher activity levels and increased costs associated with rig upgrades, including walking rig conversions. Our fiscal year 2024 capital spending is currently estimated to be between $450 million and $500 million. This estimate includes normal capital maintenance requirements, information technology spending, and skidding to walking conversions for up to 14 rigs.
2023 FORM 10-K | 46

Net Purchases & Sales of Short-Term Investments Our net sales of short-term investments during fiscal year 2023 were $14.3 million compared to net sales of $79.6 million and net purchases $107.4 million in fiscal years 2022 and 2021, respectively. The change in activity is driven by our ongoing liquidity management. Additionally, the Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the fiscal year ended 2023, we entered into a Blue Chip Swap transaction, which resulted in a $12.2 million loss on investment recorded in Gain on investment securities within our Consolidated Statements of Operations. As a result of the Blue Chip Swap transaction, $9.8 million of net cash was repatriated to the U.S. during the period.
Net Purchases of Long-Term Investments Our net purchases of long-term investments were $20.7 million, $29.2 million and $102.5 million in fiscal years 2023, 2022 and 2021, respectively. During the fiscal year ended September 30, 2023, our activity was primarily driven by a $14.1 million equity investment in Tamboran Resources Limited, $4.1 million in debt and equity security investments in various geothermal energy companies, and $2.5 million investments in other equity securities. The decrease in net purchases between fiscal years 2022 and 2021 is primarily driven by our $100.0 million cornerstone investment in ADNOC Drilling purchased during fiscal year 2021, the $22.0 million of proceeds received from the liquidation of our remaining equity securities in Schlumberger, Ltd, during the fiscal year ended September 30, 2022, offset by the purchase of a $33.0 million cornerstone investment in a convertible note in Galileo Holdco 2 and the purchase of $18.2 million in various geothermal investments during fiscal year 2022.
Sale of Assets Our proceeds from asset sales totaled $70.1 million, $62.3 million and $43.5 million in fiscal year 2023, 2022 and 2021, respectively. The increase in proceeds is largely driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe and other used drilling equipment. Additionally, in fiscal year 2022, we sold our casing running and trucking assets.
Insurance Proceeds from Involuntary Conversion In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The insurance recovery is expected to exceed the net book value of the components written off. During the fiscal year ended September 30, 2023, we collected $9.2 million of the total expected insurance proceeds.
Advance Payment for Sale of Property, Plant and Equipment During September 2021, the Company agreed to sell eight FlexRig land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling for $86.5 million. We received $86.5 million in cash consideration in advance of delivering the rigs.
Financing Activities
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares. On June 7, 2023, the Board of Directors further increased the maximum number of shares authorized to be repurchased in calendar year 2023 to seven million shares. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Condensed Consolidated Balance Sheets. During the fiscal year ended September 30, 2023, we repurchased 6.5 million common shares at an aggregate cost of $249.0 million, including accrued excise tax of $1.8 million, resulting in a net cash outflow of $247.2 million. During the fiscal year ended September 30, 2022, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million. There were no purchases of common shares in fiscal year 2021.
Dividends We paid dividends of $1.94 per share, comprised of a base cash dividend of $1.00 and a supplemental cash dividend of $0.94 during the fiscal year 2023. Comparatively, we paid dividends of $1.00 per share in 2022 and 2021. Total dividends paid were $201.5 million, $107.4 million and $109.1 million in fiscal years 2023, 2022 and 2021, respectively.
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
Redemption of 4.65% Senior Notes due 2025 On October 27, 2021, we redeemed all of the outstanding 2025 Notes, resulting in a cash outflow of $487.1 million. As a result, the associated make-whole premium of $56.4 million was paid during the first fiscal quarter of 2022 contemporaneously with the October 27, 2021 debt extinguishment. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes, together with cash on hand. Additional details are fully discussed in Note 6—Debt.
2023 FORM 10-K | 47

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
4.65% Senior Notes due 2025 On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of the 2025 Notes. The debt issuance cost were being amortized straight-line over the stated life of the obligation, which approximated the effective interest method.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of September 30, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements.
As of September 30, 2023, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of September 30, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of September 30, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2023, we were in compliance with all debt covenants.
2023 FORM 10-K | 48

Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2024 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at September 30, 2023 and matures on September 29, 2031.
As of September 30, 2023, we had a $517.8 million deferred tax liability on our Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At September 30, 2023, we have recorded approximately $3.1 million of unrecognized tax benefits, interest, and penalties. We believe it is reasonably possible up to $2.6 million of the unrecognized tax benefits, interest, and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. Any further reversals or payments of the liability cannot be estimated at this time.
The long‑term debt to total capitalization ratio was 16.6 percent as of September 30, 2023 and 2022. For additional information regarding debt agreements, refer to Note 6—Debt to the Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2022.

Material Commitments
Our contractual obligations as of September 30, 2023 are summarized in the table below:

	Obligations due by year
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt	550,000	—	—	—	—	—	550,000
Interest[1]	128,658	16,069	16,073	16,076	16,080	16,084	48,276
Operating leases[2]	54,421	10,534	7,552	5,390	5,055	4,499	21,391
Purchase obligations[3]	130,694	130,694	—	—	—	—	—
Total contractual obligations	$863,773	$157,297	$23,625	$21,466	$21,135	$20,583	$619,667
(1)Interest on fixed-rate 2031 Notes was estimated based on principal maturities. See Note 6—Debt to our Consolidated Financial Statements.
(2)See Note 4—Leases to our Consolidated Financial Statements.
(3)See Note 15—Commitments and Contingencies to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Accounting policies that we consider significant are summarized in Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties to our Consolidated Financial Statements included in Part II, Item 8—"Financial Statements and Supplementary Data" of this Form 10-K. The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of the critical accounting policies and estimates used in our financial statements.
2023 FORM 10-K | 49

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
We self‑insure a significant portion of expected losses relating to workers’ compensation, general liability, employer’s liability, auto liability, as well as other insurance coverages. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events but there can be no assurance that such coverage will apply or be adequate in all circumstances. Estimates are recorded for incurred outstanding liabilities for workers’ compensation and other casualty claims. Retained losses are estimated and accrued based upon our estimates of the aggregate liability for claims incurred. Estimates for liabilities and retained losses are based on adjusters’ estimates, our historical loss experience and statistical methods commonly used within the insurance industry that we believe are reliable.
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
2023 FORM 10-K | 50

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

New Accounting Standards
See Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties to our Consolidated Financial Statements for recently adopted accounting standards and new accounting standards not yet adopted.

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
2023 FORM 10-K | 51

The following table reconciles direct margin to segment operating income (loss), which we believe is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to direct margin.

	Year Ended September 30, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$625,467	$22,806	$(891)
Add back:
Depreciation and amortization	353,976	7,622	7,615
Research and development	30,457	—	—
Selling, general and administrative expense	58,367	3,035	10,401
Asset impairment charges	3,948	—	8,149
Direct margin (Non-GAAP)	$1,072,215	$33,463	$25,274

	Year Ended September 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income (loss)	$121,893	$23,214	$(138)
Add back:
Depreciation and amortization	375,250	9,175	4,156
Research and development	26,728	—	—
Selling, general and administrative expense	43,796	2,661	8,779
Asset impairment charges	1,868	—	2,495
Restructuring charges	498	—	—
Direct margin (Non-GAAP)	$570,033	$35,050	$15,292

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial position is exposed to a variety of risks, including foreign currency exchange rate risk, commodity price risk, credit and capital market risk, interest rate risk and equity price risk.
Foreign Currency Exchange Rate Risk
Our drilling contracts in foreign countries generally provide for payment in U.S. dollars. Historically, in Argentina, while the contracts were denominated in the U.S. dollar, we were paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. In the future, other contracts or applicable law may require payments to be made in foreign currencies. As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate the contract provisions designed to mitigate such risks. At September 30, 2023, a hypothetical decrease in value of 10 percent would result in a decrease in value of our monetary assets and liabilities denominated in Argentine pesos by approximately $0.4 million.
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
2023 FORM 10-K | 52

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
Interest Rate Risk
Our interest rate risk exposure results primarily from short‑term rates, mainly SOFR‑based, on any borrowings from our revolving credit facility. There were no outstanding borrowings under this facility at September 30, 2023, and our outstanding debt consisted of $550.0 million (face amount) in senior unsecured notes, which have a fixed rate of 2.90 percent and an estimated fair value of $435.5 million and $430.7 million as of September 30, 2023 and 2022, respectively.
Equity Price Risk
As of September 30, 2023, we had equity securities in Tamboran with a total fair value of $9.9 million. As of September 30, 2023 and 2022 we had equity securities in ADNOC Drilling with a total fair value of $174.8 million and $147.4 million, respectively. Our investment in ADNOC Drilling is subject to a three-year lockup period. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value.
A hypothetical 10 percent decrease in the market price for our marketable equity securities as of September 30, 2023 would decrease the fair value by $18.5 million. These securities are subject to a wide variety and number of market‑related risks that could substantially reduce or increase the fair value of our holdings.
At November 1, 2023, the total fair value of our equity securities decreased to approximately $174.0 million. We continually monitor the fair value of the investments but are unable to predict future market volatility and any potential impact to the Consolidated Financial Statements.
2023 FORM 10-K | 53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2023 FORM 10-K | 54

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, as stated in their report which appears herein.

Helmerich & Payne, Inc.

by

/s/ John W. Lindsay	/s/ Mark W. Smith
John W. Lindsay Director, President and Chief Executive Officer	Mark W. Smith Senior Vice President and Chief Financial Officer

November 8, 2023	November 8, 2023

2023 FORM 10-K | 55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Helmerich & Payne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Helmerich & Payne, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Helmerich & Payne, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 8, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 8, 2023

2023 FORM 10-K | 56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Helmerich & Payne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Helmerich & Payne, Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 8, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Self-Insurance Accruals
Description of the Matter
The Company's self-insurance liability for workers’ compensation and other casualty claims was $77.3 million at September 30, 2023. As described in Note 2 to the consolidated financial statements, this liability is based on a third-party actuarial analysis, which includes an estimate for incurred but not reported claims. The actuarial analysis considers a variety of factors, including third-party adjusters’ estimates, historic experience, and statistical methods commonly used within the insurance industry.

Auditing the Company's reserve for self-insured risks for worker’s compensation and other casualty claims is complex and required us to use our actuarial specialists due to the significant measurement uncertainty associated with the estimate, management’s application of significant judgment, and the use of various actuarial methods.

2023 FORM 10-K | 57

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
Tulsa, Oklahoma
November 8, 2023

2023 FORM 10-K | 58

HELMERICH & PAYNE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
(in thousands except share data and per share amounts)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$257,174	$232,131
Restricted cash	59,064	36,246
Short-term investments	93,600	117,101
Accounts receivable, net of allowance of $2,688 and $2,975, respectively	404,188	458,713
Inventories of materials and supplies, net	94,227	87,957
Prepaid expenses and other, net	97,727	66,463
Assets held-for-sale	645	4,333
Total current assets	1,006,625	1,002,944

Investments	264,947	218,981
Property, plant and equipment, net	2,921,695	2,960,809
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	60,575	67,154
Operating lease right-of-use assets	50,400	39,064
Other assets, net	32,061	20,926
Total other noncurrent assets	188,689	172,797

Total assets	$4,381,956	$4,355,531

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$130,852	$126,966
Dividends payable	25,194	26,693
Accrued liabilities	262,885	241,151
Total current liabilities	418,931	394,810

Noncurrent Liabilities:
Long-term debt, net	545,144	542,610
Deferred income taxes	517,809	537,712
Other	128,129	114,927
Total noncurrent liabilities	1,191,082	1,195,249
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of September 30, 2023 and 2022, and 99,426,526 and 105,293,662 shares outstanding as of September 30, 2023 and 2022, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	525,369	528,278
Retained earnings	2,707,715	2,473,572
Accumulated other comprehensive loss	(7,981)	(12,072)
Treasury stock, at cost, 12,796,339 shares and 6,929,203 shares as of September 30, 2023 and 2022, respectively	(464,382)	(235,528)
Total shareholders’ equity	2,771,943	2,765,472
Total liabilities and shareholders' equity	$4,381,956	$4,355,531
The accompanying notes are an integral part of these consolidated financial statements.
2023 FORM 10-K | 59

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30,
(in thousands, except per share amounts)	2023	2022	2021
OPERATING REVENUES
Drilling services	$2,862,677	$2,049,841	$1,210,800
Other	9,744	9,103	7,768
	2,872,421	2,058,944	1,218,568
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	1,715,098	1,426,589	952,600
Other operating expenses	4,477	4,638	5,138
Depreciation and amortization	382,314	403,170	419,726
Research and development	30,046	26,563	21,724
Selling, general and administrative	206,657	182,366	172,195
Asset impairment charges	12,097	4,363	70,850
Restructuring charges	—	838	5,926
Gain on reimbursement of drilling equipment	(48,173)	(29,443)	(12,322)
Other (gain) loss on sale of assets	8,016	(5,432)	11,280
	2,310,532	2,013,652	1,647,117
OPERATING INCOME (LOSS)	561,889	45,292	(428,549)
Other income (expense)
Interest and dividend income	28,393	18,090	10,254
Interest expense	(17,283)	(19,203)	(23,955)
Gain on investment securities	11,299	57,937	6,727
Loss on extinguishment of debt	—	(60,083)	—
Other	9,081	(10,714)	5,652
	31,490	(13,973)	(1,322)
Income (loss) before income taxes	593,379	31,319	(429,871)
Income tax expense (benefit)	159,279	24,366	(103,721)
NET INCOME (LOSS)	$434,100	$6,953	$(326,150)

Basic earnings (loss) per common share	$4.18	$0.05	$(3.04)

Diluted earnings (loss) per common share	$4.16	$0.05	$(3.04)

Weighted average shares outstanding:
Basic	102,447	105,891	107,818
Diluted	102,852	106,555	107,818
The accompanying notes are an integral part of these consolidated financial statements.
2023 FORM 10-K | 60

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Year ended September 30,
(in thousands)	2023	2022	2021
Net income (loss)	$434,100	$6,953	$(326,150)
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $1.2 million, $2.3 million, and $1.8 million at September 30, 2023, 2022, and 2021, respectively.	4,091	8,172	5,944
Other comprehensive income	4,091	8,172	5,944
Comprehensive income (loss)	$438,191	$15,125	$(320,206)
The accompanying notes are an integral part of these consolidated financial statements.
2023 FORM 10-K | 61

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2020	112,151	$11,215	$521,628	$3,010,012	$(26,188)	4,663	$(198,153)	$3,318,514
Comprehensive income (loss):
Net loss	—	—	—	(326,150)	—	—	—	(326,150)
Other comprehensive income	—	—	—	—	5,944	—	—	5,944
Dividends declared ($1.00 per share)	—	—	—	(109,236)	—	—	—	(109,236)
Vesting of restricted stock awards, net of shares withheld for employee taxes	71	7	(18,683)	—	—	(339)	16,515	(2,161)
Stock-based compensation	—	—	27,858	—	—	—	—	27,858
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	—	(1,251)	—	—	—	(1,251)
Other	—	—	(900)	—	—	—	—	(900)
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income:
Net income	—	—	—	6,953	—	—	—	6,953
Other comprehensive income	—	—	—	—	8,172	—	—	8,172
Dividends declared ($1.00 per share)	—	—	—	(106,756)	—	—	—	(106,756)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(28,608)	—	—	(550)	23,109	(5,499)
Stock-based compensation	—	—	28,032	—	—	—	—	28,032
Share repurchases	—	—	—	—	—	3,155	(76,999)	(76,999)
Other	—	—	(1,049)	—	—	—	—	(1,049)
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	434,100	—	—	—	434,100
Other comprehensive income	—	—	—	—	4,091	—	—	4,091
Dividends declared ($1.00 base per share, $0.940 supplemental per share)	—	—	—	(199,957)	—	—	—	(199,957)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(34,545)	—	—	(678)	20,135	(14,410)
Stock-based compensation	—	—	32,456	—	—	—	—	32,456
Share repurchases	—	—	—	—	—	6,545	(248,989)	(248,989)
Other	—	—	(820)	—	—	—	—	(820)
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
The accompanying notes are an integral part of these consolidated financial statements.

2023 FORM 10-K | 62

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	434,100	6,953	(326,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	382,314	403,170	419,726
Asset impairment charges	12,097	4,363	70,850
Amortization of debt discount and debt issuance costs	1,079	1,200	1,423
Loss on extinguishment of debt	—	60,083	—
Stock-based compensation	32,456	28,032	27,858
Gain on investment securities	(11,299)	(57,937)	(6,727)
Gain on reimbursement of drilling equipment	(48,173)	(29,443)	(12,322)
Other (gain) loss on sale of assets	8,016	(5,432)	11,280
Deferred income tax benefit	(20,400)	(28,488)	(89,752)
Other	8,979	7,140	2,640
Change in assets and liabilities:
Accounts receivable	56,281	(235,562)	(28,416)
Inventories of materials and supplies	(7,826)	(5,228)	19,847
Prepaid expenses and other	(1,803)	6,224	(21,400)
Other noncurrent assets	(11,135)	2,581	2,772
Accounts payable	4,237	53,242	31,027
Accrued liabilities	(10,139)	45,069	33,957
Deferred income tax liability	(692)	447	1,101
Other noncurrent liabilities	5,590	(22,501)	(1,274)
Net cash provided by operating activities	833,682	233,913	136,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(395,460)	(250,894)	(82,148)
Other capital expenditures related to assets held-for-sale	—	(21,645)	—
Purchase of short-term investments	(180,993)	(165,109)	(315,078)
Purchase of long-term investments	(20,748)	(51,241)	(102,523)
Proceeds from sale of short-term investments	195,311	244,728	207,716
Proceeds from sale of long-term investments	—	22,042	—
Proceeds from asset sales	70,085	62,304	43,515
Insurance proceeds from involuntary conversion	9,221	—	—
Advance payment for sale of property, plant and equipment	—	—	86,524
Other	—	(7,500)	—
Net cash used in investing activities	(322,584)	(167,315)	(161,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(201,456)	(107,395)	(109,130)
Proceeds from debt issuance	—	—	548,719
Debt issuance costs	—	—	(3,935)
Payments for employee taxes on net settlement of equity awards	(14,410)	(5,505)	(2,162)
Payment of contingent consideration from acquisition of business	(250)	(250)	(7,250)
Payments for early extinguishment of long-term debt	—	(487,148)	—
Make-whole premium payment	—	(56,421)	—
Share repurchases	(247,213)	(76,999)	—
Other	(540)	(587)	(719)
Net cash provided by (used in) financing activities	(463,869)	(734,305)	425,523
Net increase (decrease) in cash and cash equivalents and restricted cash	47,229	(667,707)	399,969
Cash and cash equivalents and restricted cash, beginning of period	269,009	936,716	536,747
Cash and cash equivalents and restricted cash, end of period	$316,238	$269,009	$936,716

The accompanying notes are an integral part of these consolidated financial statements.
2023 FORM 10-K | 63

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended September 30,
(in thousands)	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest paid	$17,099	$18,909	$26,706
Income tax paid	199,139	17,731	1,456
Income tax received	(26,809)	(62)	(33,918)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	12,441	11,233	17,266
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(2,554)	(2,425)	(1,526)
Changes in accounts receivable, property, plant and equipment and other noncurrent assets related to the sale of equipment	—	—	9,290
Cumulative effect adjustment for adoption of ASU No. 2016-13	—	—	(1,251)
The accompanying notes are an integral part of these consolidated financial statements.
2023 FORM 10-K | 64

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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 16—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Bahrain, Colombia, the United Arab Emirates, and Australia. Our operations in Australia commenced in the fourth fiscal quarter of 2023.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED RISKS AND UNCERTAINTIES
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Prior to the fiscal year ended September 30, 2023, Income from discontinued operations was presented as a separate line item on our Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Consolidated Statements of Operations for the years ended September 30, 2022 and September 30, 2021.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of H&P and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income, expenses and other comprehensive income or loss of a subsidiary acquired or disposed of during the fiscal year are included in the Consolidated Statements of Operations and Comprehensive Income from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.
Foreign Currencies
Our functional currency, together with all our foreign subsidiaries, is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at exchange rates in effect at the end of the period, and the resulting gains and losses are recorded on our Consolidated Statements of Operations. Aggregate foreign currency losses of $6.4 million, $5.9 million and $5.3 million in fiscal years 2023, 2022 and 2021, respectively, are included in drilling services operating expenses.
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
2023 FORM 10-K | 65

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We had restricted cash of $59.1 million and $36.9 million at September 30, 2023 and 2022, respectively. Of the total at September 30, 2023 and 2022, $0.7 million and $1.1 million, respectively, is related to the acquisition of drilling technology companies, and $58.4 million and $35.8 million, respectively, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Consolidated Balance Sheets as follows:

	September 30,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$257,174	$232,131	$917,534
Restricted cash	59,064	36,246	18,350
Restricted cash - long-term:
Other assets, net	—	632	832
Total cash, cash equivalents, and restricted cash	$316,238	$269,009	$936,716
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
Inventories of Materials and Supplies
Inventories are primarily replacement parts and supplies held for consumption in our drilling operations. Inventories are valued at the lower of cost or net realizable value. Cost is determined on a weighted average basis and includes the cost of materials, shipping, duties and labor. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The reserves for excess and obsolete inventory were $22.4 million and $28.0 million for fiscal years 2023 and 2022, respectively.
Investments
We maintain strategic investments in equity and debt securities of certain publicly traded and private companies together with short-term investments to manage liquidity in U.S. government, federal agency and corporate debt securities. We recognize our equity securities that have readily determinable fair values at fair value, with changes in such values reflected in net income. Our equity securities without readily determinable fair values are measured at cost, less any impairments and marked to fair value once observable changes in identical or similar investments from the same issuer occur. Debt securities classified as available-for-sale are reported at fair value and subject to impairment testing. Other than impairment losses, unrealized gains/losses are recognized, net of the related tax effect, in other comprehensive income. Upon sale, realized gains/losses are reported in net income.
Related Party Transactions
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited, a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin. Refer to Note 12—Fair Value Measurement of Financial Instruments for additional information related to our investment.
2023 FORM 10-K | 66

Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with the same investee. During the fourth fiscal quarter of 2023, drilling services commenced. As of September 30, 2023, we recorded $2.8 million in receivables, $8.0 million in other assets, and $6.6 million as a contract liability on our Consolidated Balance Sheets and $3.4 million in revenue on our Consolidated Statement of Operations during the fiscal year ended September 30, 2023 related to the drilling services agreement with Tamboran. We expect to earn $37.0 million in revenue over the term of the contract, and, as such, this amount is included within our contract backlog as of September 30, 2023.
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
Drilling Revenues
Drilling services revenues are primarily comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Revenues associated with mobilization and demobilization and direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis as the drilling service is provided. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. Reimbursements for fiscal years 2023, 2022 and 2021 were $345.5 million, $263.1 million and $148.0 million, respectively. For fixed-term contracts that are terminated by customers prior to the expirations, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. Early termination revenue for fiscal years 2023, 2022 and 2021 was approximately $2.3 million, $0.7 million and $7.7 million, respectively.
Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current fiscal year. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of our assets and liabilities.
2023 FORM 10-K | 67

We take tax positions in our tax returns from time to time that may not ultimately be allowed by the relevant taxing authority. When we take such positions, we evaluate the likelihood of sustaining those positions and determine the amount of tax benefit arising from such positions, if any, that should be recognized in our financial statements. We recognize uncertain tax positions we believe have a greater than 50 percent likelihood of being sustained. Tax benefits not recognized by us are recorded as a liability for unrecognized tax benefits, which represents our potential future obligation to various taxing authorities if the tax positions are not sustained. See Note 7—Income Taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in other expense in the Consolidated Statements of Operations.
Earnings per Common Share
Basic earnings per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for nonvested restricted stock and performance share units. We have granted and expect to continue to grant to employees restricted stock grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities under Accounting Standards Codification ("ASC") 260, Earnings Per Share. As such, we have included these grants in the calculation of our basic earnings per share.
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
Stock-based compensation is recognized on a straight-line basis over the requisite service periods of the stock awards, which is generally the vesting period. Stock-based compensation expense is recorded as a component of drilling services operating expenses, research and development expenses and selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 10—Stock-based Compensation for additional discussion on stock-based compensation.
Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method. Treasury stock may be issued under the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
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
2023 FORM 10-K | 68

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
In determining the lease term, management considers all facts and circumstances that create an economic incentive to exercise an extension option, or not exercise a termination option. Extension options (or periods after termination options) are only included in the lease term if the lease is reasonably certain to be extended (or not terminated). The assessment is reviewed if a significant event or a significant change in circumstances occurs and is within our control. Refer to Note 4—Leases for additional information regarding our leases.
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
2023 FORM 10-K | 69

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
Allowance for Credit Losses
We establish an allowance for credit losses of our financial assets, which consists primarily of our accounts receivable, through a review of several factors, including historical collection experience, current aging status of the customer accounts, and current financial strength and liquidity of our customers. We review relevant information from the ratings agency, credit ratings and alerts, and publicly available reports. Losses are charged against the allowance when the customer accounts are determined to be uncollectible.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of temporary cash investments, short and long-term investments, and trade receivables. The industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. In fiscal years 2023, 2022 and 2021, no individual customers constituted 10 percent or more of our total consolidated revenues.
We place temporary cash investments in the United States with established financial institutions and primarily invest in a diversified portfolio of highly rated, short-term instruments. Our trade receivables, primarily with established companies in the oil and gas industry, may impact credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. Most of our international sales, however, are to large international, majority state-owned, or government-owned national oil companies.
2023 FORM 10-K | 70

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
Self-Insurance
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general, and automobile liability claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. Insurance recoveries related to such liabilities are recorded when considered probable. We have also engaged a third-party actuary to perform a review of our casualty losses as well as losses in our captive insurance companies. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs. The Company also self-insures employee health plan exposures in excess of employee deductibles. This program is also reviewed at the end of each policy year by a third-party actuary.
We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $12.5 million, $7.0 million, and $12.6 million and rig and casualty insurance premiums of $39.7 million, $35.6 million, and $21.9 million during the fiscal years ended September 30, 2023, 2022, and 2021, respectively. These operating costs were recorded within drilling services operating expenses in our Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2023, 2022, and 2021 amounted to $67.4 million, $57.0 million, and $35.4 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the fiscal year ended September 30, 2023, 2022, and 2021 were $10.6 million, $11.8 million, and $12.0 million, respectively.
International Solutions Drilling Risks
International Solutions drilling operations may significantly contribute to our revenues and net operating income (loss). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our International Solutions operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, geopolitical developments and tensions, war and uncertainty in oil producing countries, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
2023 FORM 10-K | 71

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
We recorded aggregate foreign currency losses of $6.4 million, $5.9 million, and $5.3 million during the fiscal years ended September 30, 2023, 2022, and 2021 respectively. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the fiscal year ended 2023, we entered into a Blue Chip Swap transaction, which resulted in a $12.2 million loss on investment recorded in Gain on investment securities within our Consolidated Statements of Operations. As a result of the Blue Chip Swap transaction, $9.8 million of net cash was repatriated to the U.S. during the period.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the fiscal year ended September 30, 2023, approximately 7.5 percent of our operating revenues were generated from international locations compared to 6.7 percent during the fiscal year ended September 30, 2022. During the fiscal year ended September 30, 2023, approximately 85.3 percent of operating revenues from international locations were from operations in South America compared to 81.6 percent during the fiscal year ended September 30, 2022. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2023 and 2022 consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2023	September 30, 2022
Drilling services equipment	4 - 15 years	$6,396,612	$6,369,888
Tubulars	4 years	564,032	569,496
Real estate properties	10 - 45 years	47,313	45,557
Other	2 - 23 years	443,366	422,479
Construction in progress[1]		97,374	70,119
		7,548,697	7,477,539
Accumulated depreciation		(4,627,002)	(4,516,730)
Property, plant and equipment, net		$2,921,695	$2,960,809

Assets held-for-sale		$645	$4,333
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
2023 FORM 10-K | 72

Depreciation
Depreciation in the Consolidated Statements of Operations of $375.7 million, $396.0 million and $412.5 million includes abandonments of $3.3 million, $6.6 million and $2.0 million for the fiscal years 2023, 2022 and 2021, respectively.
In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The insurance recovery is expected to exceed the net book value of the components written off. The loss of $9.2 million and an offsetting insurance recovery for the same amount are recorded within Depreciation and amortization in our Consolidated Statement of Operations for the fiscal year ended September 30, 2023. During the fiscal year ended September 30, 2023, we collected $9.2 million of the total expected insurance proceeds. Future proceeds in excess of the recognized loss will be recognized once all contingencies related to the insurance claim have been resolved.
Assets Held-for-Sale
The following table is a summary of the changes in the balance (in thousands) of our assets held-for-sale at the dates indicated below:

Balance at September 30, 2021	$71,453
Plus:
Asset additions	2,580
Less:
Sale of assets held-for-sale	(67,592)
Reclassification to assets held and used	(2,108)
Balance at September 30, 2022	4,333
Plus:
Asset additions	1,177
Less:
Sale of assets held-for-sale	(2,132)
Impairment Expense	(2,733)
Balance at September 30, 2023	$645
Fiscal Year 2021 Activity
In March 2021, the Company's leadership decided to continue the strategy, that began in 2019, which was to focus on operating various types of highly capable upgraded rigs and phasing out the older, less capable fleet. As a result, the Company developed a plan to sell 71 Domestic non-super-spec rigs, all within our North America Solutions segment, the majority of which were previously decommissioned, written down and/or held as capital spares. The book values of those assets were written down to $13.5 million, which represented their fair value less estimated cost to sell as of the assessment date, and were reclassified as held-for-sale in the second and third quarters of fiscal year 2021. As a result, we recognized a non-cash impairment charge of $56.4 million during the fiscal year ended September 30, 2021 in the Consolidated Statement of Operations.
During September 2021, the Company agreed to sell eight FlexRig land rigs with an aggregate net book value of $55.6 million to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling") for $86.5 million. Two of the eight rigs were already located in the U.A.E where ADNOC Drilling is domiciled with the remaining six rigs to be shipped from the United States. As part of the sales agreement, the rigs were delivered and commissioned in stages over a twelve-month period subject to acceptance upon successful completion of final inspection on customary terms and conditions. The net book value of these assets were reclassified as held-for-sale in the fourth quarter of fiscal year 2021. No rigs were delivered to ADNOC Drilling as of September 30, 2021.
During the fiscal year ended September 30, 2021, we formalized a plan to sell assets related to two of our lower margin service offerings, trucking and casing running services, which contributed approximately 2.8 percent to our consolidated revenue during fiscal year 2021, all within our North America Solutions segment. The combined net book values of these assets of $23.2 million were written down to their combined fair value less estimated cost to sell of $8.8 million, and were reclassified as held-for-sale. As a result, we recognized a non-cash impairment charge of $14.4 million in the Consolidated Statements of Operations during the year ended September 30, 2021.
2023 FORM 10-K | 73

Fiscal Year 2022 Activity
During the fiscal year ended September 30, 2022, we closed on the sale of our trucking and casing running assets for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million recorded in Other (gain) loss on sale of assets within our Consolidated Statements of Operations. We recognized earnout proceeds associated with the sale of our trucking and casing running assets of $1.6 million and $1.1 million during the fiscal years ended September 30, 2023 and 2022, respectively, in Other (gain) loss on sale of assets within our Consolidated Statements of Operations.
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
During the fiscal year ended September 30, 2022, ADNOC Drilling accepted delivery of eight rigs with an aggregate net book value of $55.6 million. As a result, we recognized a gain of $3.1 million, after incurring $27.8 million of selling costs, during the fiscal year ended September 30, 2022 in Other (gain) loss on sale of assets within our Consolidated Statement of Operations. Upon final acceptance of delivery, these rigs were removed from assets classified as held-for-sale as of September 30, 2022. We paid approximately $21.6 million in cash charges attributable to selling costs for the eight rigs during fiscal year 2022.
Fiscal Year 2023 Activity
During the fiscal year ended September 30, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Consolidated Balance Sheets. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in Asset impairment charges within our Consolidated Statement of Operations during the fiscal year ended September 30, 2023.
During the fiscal year ended September 30, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified to Assets held-for-sale on our Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the fiscal year ended September 30, 2023. These impairment charges are recorded in Asset impairment charges within our North America Solutions segment in our Consolidated Statement of Operations.
The significant assumptions utilized in the valuations of held-for-sale assets were based on our intended method of disposal, historical sales of similar assets, and market quotes and are classified as Level 2 and Level 3 inputs by ASC Topic 820, Fair Value Measurement and Disclosures. Although we believe the assumptions used in our analysis are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and our resulting conclusion.
(Gain)/Loss on Sale of Assets
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $48.2 million, $29.4 million, $12.3 million in fiscal years 2023, 2022 and 2021, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Consolidated Statements of Operations.
Other (Gain)/Loss on Sale of Assets
We recognized a (gain)/loss of $8.0 million, $(5.4) million and $11.3 million in fiscal years 2023, 2022 and 2021, respectively, related to the sale of rig equipment and other capital assets. These amounts are recorded in Other (gain) loss on sale of assets within our Consolidated Statements of Operations.
2023 FORM 10-K | 74

Fiscal Year 2023 During the fiscal year ended September 30, 2023, we recognized a loss of $17.1 million as a result of scrapping excess drilling equipment and spares. Additionally, during the same fiscal period, we recognized a gain of $2.6 million, $2.4 million, and $2.5 million from vehicle sales, other drilling equipment sales, and other miscellaneous asset sales, respectively. We also recognized a gain of $1.6 million in earnout proceeds associated with the sale of our trucking services assets during the fiscal year ended September 30, 2022.
Fiscal Year 2022 During the first quarter of fiscal year 2022, we closed on the sale of our trucking and casing running assets resulting in a loss of $3.4 million, as mentioned above. We also recognized a gain of $1.1 million in earnout proceeds associated with the sale of our trucking services assets during the fiscal year ended September 30, 2022.
During the same fiscal period, ADNOC Drilling accepted delivery of eight rigs resulting in an aggregate gain of $3.1 million, as mentioned above. We also recognized a gain of $4.2 million related to the sale of other held-for-sale assets (discussed above) during the fiscal year ended September 30, 2022.
Fiscal Year 2021 During the fiscal year ended September 30, 2021, we closed on the sale of an offshore platform rig within our Offshore Gulf of Mexico operating segment for total consideration of $12.0 million with an aggregate net book value of $2.8 million, resulting in a gain of $9.2 million. Additionally, during the fiscal year ended September 30, 2021, we sold excess drilling equipment and spares, which resulted in a loss of $31.2 million and we also sold assets previously classified as held-for-sale, which resulted in a $3.1 million gain.

NOTE 4 LEASES
Lease Position

(in thousands)	September 30, 2023	September 30, 2022
Operating lease commitments, including probable extensions[1]	$65,970	$44,769

Discounted using the lessee's incremental borrowing rate	$55,894	$41,002
(Less): short-term leases recognized on a straight-line basis as expense	(877)	(1,052)
(Less): other	(207)	(218)
Lease liability recognized	$54,810	$39,732

Of which:
Current lease liabilities	$13,772	$12,382
Non-current lease liabilities	41,038	27,350
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future, those probable extensions are included in the operating lease liability balance.
The recognized right-of-use assets relate to the following types of assets:

(in thousands)	September 30, 2023	September 30, 2022
Properties	$50,080	$38,925
Equipment	318	125
Other	2	14
Total right-of-use assets	$50,400	$39,064
Lease Costs
The following table presents certain information related to the lease costs for our operating leases:

	Year ended September 30,
(in thousands)	2023	2022
Operating lease cost	$11,004	$9,687
Short-term lease cost	1,437	1,546
Total lease cost	$12,441	$11,233
2023 FORM 10-K | 75

Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	September 30, 2023	September 30, 2022
Weighted average remaining lease term	7.6	5.9
Weighted average discount rate	3.6%	2.5%
Lease Obligations
Total rent expense was $12.4 million, $11.2 million and $17.3 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2023 (in thousands) are as follows:

Fiscal Year	Amount
2024	$10,534
2025	7,552
2026	5,390
2027	5,055
2028	4,499
Thereafter	21,391
Total[1]	$54,421
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future, those probable extensions are included in the operating lease liability balance.
During the fiscal year ended September 30, 2023, we entered into a lease agreement to relocate our Tulsa corporate headquarters to a new office space. This lease commenced during the fourth fiscal quarter of 2023 and resulted in a $17.6 million increase to right-of-use assets and lease liability on our Consolidated Balance Sheets. In addition, we began amortizing the right of use asset over the initial lease term of approximately 12 years. We also have two unpriced five-year extension options that were not recognized as part of the right-of-use asset and lease liability. The future minimum lease payments for the new office space represent a material portion of the amounts shown in the table above.
Additionally, the future minimum lease payments for our legacy Tulsa corporate office and our Tulsa industrial facility represent a material portion of the amounts shown in the table above. The lease agreement for our legacy Tulsa corporate office commenced on May 30, 2003 and was subsequently amended, most recently on April 1, 2021. The agreement will expire on January 31, 2025; however, we have two five-year renewal options that will not be exercised, thus were not recognized as part of our right-of-use assets and lease liabilities. The lease agreement for our Tulsa industrial facility, where we perform maintenance and assembly of FlexRig® components, commenced on December 21, 2018 and will expire on June 30, 2025; however, we have two two-year renewal options which were recognized as part of our right-of-use assets and lease liabilities.

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
During the fiscal years ended September 30, 2023 and 2022, we had no additions or impairments to goodwill. As of September 30, 2023 and September 30, 2022, the goodwill balance was $45.7 million.
2023 FORM 10-K | 76

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment. Intangible assets consisted of the following:

		September 30, 2023			September 30, 2022
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$34,092	$55,004	$89,096	$28,137	$60,959
Intellectual property	13 years	2,000	503	1,497	2,000	328	1,672
Trade name	20 years	5,865	1,791	4,074	5,865	1,475	4,390
Customer relationships	5 years	4,000	4,000	—	4,000	3,867	133
		$100,961	$40,386	$60,575	$100,961	$33,807	$67,154
Amortization expense in the Consolidated Statements of Operations was $6.6 million for fiscal year 2023, and $7.2 million for fiscal years 2022 and 2021, and is estimated to be $6.4 million for fiscal year 2024, and approximately $25.6 million for fiscal year 2025 through 2028.

NOTE 6 DEBT
We have the following unsecured long-term debt outstanding with maturities shown in the following table:

	September 30, 2023			September 30, 2022
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(4,856)	$545,144	$550,000	$(7,390)	$542,610
Long-term debt	$550,000	$(4,856)	$545,144	$550,000	$(7,390)	$542,610
At September 30, 2023, aggregate maturities of long-term debt are as follows (in thousands):

Year ending September 30,
2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter - Due 2031	550,000
$550,000
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
2023 FORM 10-K | 77

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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. The 2018 Credit Facility also permits aggregate commitments under the facility to be increased by $300.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. In March 2022, the 2018 Credit Facility was amended to change the benchmark rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Following the amendment, we can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2023, the spread over SOFR would have been 1.125 percent had borrowings been outstanding under the 2018 Credit Facility and commitment fees would have been 0.125 percent. There is a financial covenant in the 2018 Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 50 percent. The 2018 Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility.
As of September 30, 2023, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of September 30, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of September 30, 2023.
2023 FORM 10-K | 78

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2023, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES
Income Tax (Benefit) Provision and Rate
The components of the provision (benefit) for income taxes are as follows:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Current:
Federal	$150,273	$40,245	$(15,466)
Foreign	12,883	10,703	772
State	16,523	1,906	725
	179,679	52,854	(13,969)
Deferred:
Federal	(20,337)	(32,382)	(81,760)
Foreign	(1,254)	(1,310)	4,106
State	1,191	5,204	(12,098)
	(20,400)	(28,488)	(89,752)
Total provision (benefit)	$159,279	$24,366	$(103,721)
Prior to the fiscal year ended September 30, 2023, Income from discontinued operations was presented as a separate line item on our Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations to Other within Other income (expense) on our Consolidated Statements of Operations for the years ended September 30, 2022 and September 30, 2021. Thus, the September 30, 2022 and September 30, 2021 amounts of domestic and foreign income (loss) before income taxes and the September 30, 2022 and September 30, 2021 reconciliation of our effective income tax rates to the U.S. Federal income tax rates have been revised to conform with the current fiscal year presentation.
The amounts of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Domestic	$584,891	$(14,411)	$(412,556)
Foreign	8,488	45,730	(17,315)
	$593,379	$31,319	$(429,871)
The reconciliation of our effective income tax rates to the U.S. Federal income tax rate is as follows:

	Year Ended September 30,
	2023	2022	2021
U.S. Federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign taxes	2.1	31.3	0.1
State income taxes, net of federal tax benefit	2.4	21.4	2.7
Other impact of foreign operations	0.2	3.2	0.5
Non-deductible meals and entertainment	0.6	1.0	(0.1)
Equity compensation	(0.1)	9.5	(0.8)
Excess officer's compensation	0.4	3.7	—
Foreign derived intangible income	—	(13.7)	—
Other	0.2	0.4	0.7
Effective income tax rate	26.8%	77.8%	24.1%
2023 FORM 10-K | 79

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
The components of our net deferred tax liabilities are as follows:

	September 30,
(in thousands)	2023	2022
Deferred tax liabilities:
Property, plant and equipment	$532,827	$558,293
Marketable securities	14,626	9,766
Other	27,980	24,460
Total deferred tax liabilities	575,433	592,519
Deferred tax assets:
Pension reserves	3,083	4,811
Self-insurance reserves	6,235	7,333
Net operating loss, foreign tax credit, and other federal tax credit carryforwards	6,770	8,673
Financial accruals	29,449	31,022
Other	21,647	13,678
Total deferred tax assets	67,184	65,517
Valuation allowance	(9,560)	(10,710)
Net deferred tax assets	57,624	54,807
Net deferred tax liabilities	$517,809	$537,712
The change in our net deferred tax assets and liabilities is impacted by foreign currency remeasurement.
As of September 30, 2023, we had federal, state and foreign tax net operating loss carryforwards of approximately $2.6 million, $14.8 million and $14.8 million, respectively, and federal and foreign research and development tax credits of approximately $0.4 million and $1.0 million, respectively, which will expire in fiscal 2024 through 2043 and some of which can be carried forward indefinitely. Certain of these carryforwards are subject to various rules which impose limitations on their utilization. The valuation allowance is primarily attributable to foreign net operating loss carryforwards of $2.6 million and equity compensation of $6.9 million which more likely than not will not be utilized.
Unrecognized Tax Benefits
We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the Consolidated Statements of Operations. As of September 30, 2023, 2022 and 2021, we had accrued interest and penalties of $2.9 million, $3.0 million and $2.9 million, respectively. A reconciliation of the change in our gross unrecognized tax benefits are as follows:

(in thousands)	2023	2022	2021
Unrecognized tax benefits at October 1,	$960	$1,678	$13,440
Gross decreases - current period effect of tax positions	(534)	(718)	(11,648)
Gross increases - current period effect of tax positions	6	—	—
Expiration of statute of limitations for assessments	(185)	—	(114)
Unrecognized tax benefits at September 30,	$247	$960	$1,678
As of September 30, 2023, we have recorded approximately $3.1 million of unrecognized tax benefits, interest, and penalties. We believe it is reasonably possible up to $2.6 million of the unrecognized tax benefits, interest, and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
2023 FORM 10-K | 80

Tax Returns
We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2019 through 2022, with exception of certain state jurisdictions currently under audit. The tax years remaining open to examination by foreign jurisdictions include 2003 through 2022.

NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares. On June 7, 2023, the Board of Directors further increased the maximum number of shares authorized to be repurchased in calendar year 2023 to seven million shares. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Consolidated Balance Sheets. During the fiscal year ended September 30, 2023 and 2022, we repurchased 6.5 million common shares at an aggregate cost of $249.0 million, including excise tax of $1.8 million, and 3.2 million common shares at an aggregate cost of $77.0 million, respectively, which are held as treasury shares. There were no repurchases of common shares during the fiscal year ended September 30, 2021.
During the year ended September 30, 2023, we declared $200.0 million in cash dividends. A base cash dividend of $0.25 per share was declared on September 6, 2023 for shareholders of record on November 20, 2023, payable on December 4, 2023. As a result, we recorded a Dividend Payable of $25.2 million on our Consolidated Balance Sheets as of September 30, 2023.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

	September 30,
(in thousands)	2023	2022	2021
Pre-tax amounts:
Unrealized actuarial loss	$(10,407)	$(15,703)	$(26,268)
	$(10,407)	$(15,703)	$(26,268)
After-tax amounts:
Unrealized actuarial loss	$(7,981)	$(12,072)	$(20,244)
	$(7,981)	$(12,072)	$(20,244)
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, for the fiscal year ended September 30, 2023:

(in thousands)	Defined Benefit Pension Plan
Balance at September 30, 2022	$(12,072)
Activity during the period
Amounts reclassified from accumulated other comprehensive loss	4,091
Net current-period other comprehensive income	4,091
Balance at September 30, 2023	$(7,981)

NOTE 9 REVENUE FROM CONTRACTS WITH CUSTOMERS
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
2023 FORM 10-K | 81

Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These contract types are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $1.2 billion, $0.7 billion and $0.3 billion during the fiscal years ended September 30, 2023, 2022 and 2021, respectively, of which, $47.3 million, $38.8 million and $17.4 million was related to performance bonuses recognized due to the achievement of performance targets during the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the fiscal years ended September 30, 2023, 2022 and 2021, early termination revenue associated with term contracts was $2.3 million, $0.7 million and $7.7 million, respectively.
We also act as a principal for certain reimbursable services and auxiliary equipment provided by us to our clients, primarily related to rig move trucking services, for which we incur costs and earn revenues. Many of these costs are variable, or dependent upon the activity that is performed each day under the related contract. Accordingly, reimbursements that we receive for out-of-pocket expenses are recorded as revenues and the out-of-pocket expenses for which they relate are recorded as operating costs during the period to which they relate within the series of distinct time increments. All of our revenues are recognized net of sales taxes, when applicable.
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
Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the contract term. The amount of demobilization revenue that we ultimately collect is dependent upon the specific contractual terms, most of which include provisions for reduced or no payment for demobilization when, among other things, the contract is renewed or extended with the same client, or when the rig is subsequently contracted with another client prior to the termination of the current contract. Since revenues associated with demobilization activity are typically variable, at each period end, they are estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur. Any change in the expected amount of demobilization revenue is accounted for with the net cumulative impact of the change in estimate recognized in the period during which the revenue estimate is revised.
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
Contract Costs
Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations, and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates, which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of September 30, 2023 and 2022, we capitalized fulfillment costs of $11.4 million and $6.3 million respectively, which is included within Prepaid expenses and Other noncurrent assets on our Consolidated Balance Sheets.
If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
2023 FORM 10-K | 82

Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of September 30, 2023 was approximately $1.4 billion, of which $0.9 billion is expected to be recognized during fiscal year 2024, and approximately $0.5 billion in fiscal year 2025 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
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
The following table summarizes the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	September 30, 2023	September 30, 2022
Contract assets, net	$6,560	$6,319

(in thousands)
Contract liabilities balance at October 1, 2021	$9,286
Payment received/accrued and deferred	58,202
Revenue recognized during the period	(46,842)
Contract liabilities balance at September 30, 2022	20,646
Payment received/accrued and deferred	76,756
Revenue recognized during the period	(68,520)
Contract liabilities balance at September 30, 2023	$28,882

NOTE 10 STOCK-BASED COMPENSATION
The Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the “2020 Plan”) approved by our stockholders is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units (including performance share units), share bonuses, other share-based awards and cash awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. The 2020 Plan governs all of our stock-based awards granted on or after March 3, 2020. Awards outstanding under the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan and the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan (the "2016 Plan") remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives' long-term equity incentive compensation. As a result, there were no stock options granted during the fiscal years ended September 30, 2023, 2022, and 2021. We have also eliminated stock options as an element of our non-employee director compensation program. At September 30, 2023, we had 2.1 million outstanding exercisable stock options with weighted-average exercise prices of $65.08.
During the fiscal year ended September 30, 2023, 591,838 shares of restricted stock awards and 144,136 performance share units were granted under the 2020 Plan.
2023 FORM 10-K | 83

A summary of compensation cost for stock-based payment arrangements recognized in Drilling services operating expense, Research and development expense and Selling, general and administrative expense on our Consolidated Statements of Operations is as follows:

	September 30,
(in thousands)	2023	2022	2021
Stock-based compensation expense
Drilling services operating	$5,919	$5,142	$5,927
Research and development	1,905	1,551	1,271
Selling, general and administrative	24,632	21,339	20,660
	$32,456	$28,032	$27,858
.

Restricted Stock
Restricted stock awards consist of our common stock. Awards granted prior to September 30, 2020 are time-vested over four years, and awards granted after September 30, 2020 are time vested over three years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of September 30, 2023, there was $26.5 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the status of our restricted stock awards as of September 30, 2023, and of changes in restricted stock outstanding during the fiscal years ended September 30, 2023, 2022 and 2021, is as follows:

	2023		2022		2021
(shares in thousands)	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding as of the beginning of period	1,493	$30.85	1,412	$37.36	1,280	$49.81
Granted	592	44.48	744	25.83	701	25.61
Vested[2]	(708)	33.95	(610)	39.81	(534)	51.79
Forfeited	(15)	36.25	(53)	30.98	(35)	35.76
Non-vested restricted stock outstanding at September 30,	1,362	$35.11	1,493	$30.85	1,412	$37.36
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the fiscal years ended September 30, 2023, 2022, and 2021, 12,591, 14,199, and 18,906 restricted phantom stock units were granted, respectively, and 14,199, 18,906 and 20,616 restricted phantom stock units vested, respectively.
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
2023 FORM 10-K | 84

Additional performance units are credited based on the amount of cash dividends on our common stock divided by the market value of our common stock on the date such dividend is paid. Such dividend equivalents are subject to the same terms and conditions as the underlying performance units and are settled or forfeited in the same manner and at the same time as the performance units to which they were credited. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date. Performance units granted in December 2022 include an additional return on invested capital (“ROIC”) performance metric. The number of these performance units that otherwise would be paid out solely based on the achievement of TSR performance goals may increase or decrease by 25% based on the Company’s ROIC performance over a three year period.
The grant date fair value of performance units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies' stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of September 30, 2023, there was $9.2 million of unrecognized compensation cost related to unvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the status of our performance units and changes in non-vested performance units outstanding is presented below:

	2023		2022		2021
(in thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested performance units outstanding as of the beginning of period	726	$33.67	699	$41.55	337	$51.09
Granted	144	54.30	227	30.12	313	29.77
Vested [1]	(286)	43.40	(161)	62.66	—	—
Dividend equivalent rights credited and performance factor adjustment[2]	212	35.94	15	32.82	60	49.64
Forfeited	—	—	(54)	34.16	(11)	43.40
Non-vested performance units outstanding September 30,[3]	796	$34.51	726	$33.67	$699	$41.55
(1)The number of performance units vested includes units that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
(2)At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company's total shareholder return ("TSR") relative to the TSR of the Peer Group on the vesting date.
(3)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 233,322 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 412,046 additional performance units could vest or become eligible to vest.
The weighted-average fair value calculations for performance units granted within the fiscal period are based on the following weighted-average assumptions set forth in the table below.

	2023	2022	2021
Risk-free interest rate[1]	4.1%	1.0%	0.2%
Expected stock volatility[2]	71.6%	67.3%	62.3%
Expected term (in years)	3	3	3
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
2023 FORM 10-K | 85

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
Prior to the fiscal year ended September 30, 2023, Income from discontinued operations was presented as a separate line item on our Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations to Other within Other income (expense) on our Consolidated Statements of Operations for the years ended September 30, 2022 and September 30, 2021. To conform with the current fiscal year presentation, basic and diluted earnings (loss) per share for continuing and discontinued operations are presented in the aggregate, for the years ended September 30, 2022 and September 30, 2021, as presented below.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	September 30,
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income (loss)	$434,100	$6,953	$(326,150)

Adjustment for basic earnings (loss) per share:
Earnings allocated to unvested shareholders	(5,863)	(1,508)	(1,350)
Numerator for basic earnings (loss) per share	428,237	5,445	(327,500)

Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	12	—	—
Numerator for diluted earnings (loss) per share	$428,249	$5,445	$(327,500)

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	102,447	105,891	107,818
Effect of dilutive shares from restricted stock and performance share units	405	664	—
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	102,852	106,555	107,818

Basic earnings (loss) per common share	$4.18	$0.05	$(3.04)

Diluted earnings (loss) per common share	$4.16	$0.05	$(3.04)
We had a net loss for fiscal year 2021. Accordingly, our diluted earnings per share calculation for that year was equivalent to our basic earnings per share calculation since diluted earnings per share excludes any assumed vesting of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

(in thousands, except per share amounts)	2023	2022	2021
Potentially dilutive shares excluded as anti-dilutive	2,451	2,543	3,894
Weighted-average price per share	$62.08	$62.36	$57.23
2023 FORM 10-K | 86

NOTE 12 FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
We have certain assets and liabilities that are required to be measured and disclosed at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use the following fair value hierarchy established in ASC 820-10 to measure fair value to prioritize the inputs:
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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below.

	September 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$48,764	$—	$48,764	$—
U.S. government and federal agency securities	44,836	44,836	—	—
Total	93,600	44,836	48,764	—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	14,597	14,597	—	—
Investment in ADNOC Drilling	174,758	174,758	—	—
Investment in Tamboran	9,920	9,920	—	—
Debt securities:
Investment in Galileo	35,434	—	—	35,434
Geothermal debt securities	2,006	—	—	2,006
Total	236,715	199,275	—	37,440

Nonrecurring fair value measurements[1]:
Other equity securities[2]	2,430	—	—	2,430
Total	2,430	—	—	2,430

Total	$239,145	$199,275	$—	$39,870

Liabilities
Contingent consideration	$9,455	$—	$—	$9,455
(1)As of September 30, 2023, our equity security investments in geothermal energy was $25.2 million. None of these investment were marked to fair value during the period. The investments are measured at cost, less any impairments.
(2)As of September 30, 2023, our other equity securities subject to measurement at fair value on a nonrecurring basis was $3.0 million, of which $2.4 million is marked to fair value. The remaining $0.6 million is measured at cost, less any impairments.
2023 FORM 10-K | 87

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$98,264	$—	$98,264	$—
U.S. government and federal agency securities	18,837	18,837	—	—
Total	117,101	18,837	98,264	—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	14,301	14,301	—	—
Investment in ADNOC Drilling	147,370	147,370	—	—
Debt securities:
Investment in Galileo	33,000	—	—	33,000
Other	565	—	—	565
Total	195,236	161,671	—	33,565

Nonrecurring fair value measurements[1]:
Geothermal equity securities[2]	10,707	—	—	10,707
Total	10,707	—	—	10,707

Total	$205,943	$161,671	$—	$44,272

Liabilities
Contingent consideration	$4,022	$—	$—	$4,022
(1)As of September 30, 2022, our other equity security investments are included in our nonrecurring fair value assets. The balances of these equity security investments was $0.6 million measured at cost, less any impairments.
(2)As of September 30, 2022, our equity security investments in geothermal energy was $23.1 million, of which $10.7 million was marked to fair value during the period. The remaining $12.4 million is measured at cost, less any impairments.
.
Recurring Fair Value Measurements
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
2023 FORM 10-K | 88

During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments on our Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations. During the fiscal year ended September 30, 2023, we early adopted ASU No. 2022-03 which states that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value. The provisions of ASU No. 2022-03 were consistent with our historical accounting for our investment in ADNOC Drilling. During the fiscal year ended September 30, 2023 and 2022, we recognized a gain of $27.4 million and $47.4 million on our Consolidated Statements of Operations for each period respectively, as a result of the change in fair value of the investment during the period. As of September 30, 2023, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
During the fiscal year ended September 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. For the fiscal year ended September 30, 2022, we recorded a gain of $8.2 million related to this investment, which includes a $0.5 million gain recognized upon the sale of our investment and a $7.7 million gain as a result of the change in fair value of the investment during the period. This activity is reported in Gain (loss) on investment securities in our Consolidated Statements of Operations. This investment was classified as Level 1 and based on the quoted stock price.
Equity Securities with Fair Value Option In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited, a publicly traded company on the Australian Securities Exchange Ltd under the ticker "TBN." Tamboran is focused on playing a constructive role in the global energy transition towards a lower carbon future, by developing a significantly low CO2 gas resource within Australia's Beetaloo Sub-basin.
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage (approximately 6.2 percent as of September 30, 2023), operational involvement and role on the investee's board of directors. Our investment is classified as a long-term equity investment within Investments on our Consolidated Balance Sheet as of September 30, 2023. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income (loss). Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the year ended September 30, 2023, we recognized a loss of $4.2 million recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2 ("Galileo Parent"). Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). During the fiscal year ended September 30, 2023, our convertible note agreement with Galileo was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we have included accrued interest in our total investment balance. We currently do not intend to sell this investment prior to its maturity date or an exit event. As of September 30, 2023 and 2022, the fair value of the convertible note was approximately equal to the cost basis.
The following table provides quantitative information about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

September 30, 2023
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$35,434	Black-Scholes-Merton model	Discount rate	19.2%
		Risk-free rate	4.3%
		Equity volatility	92.0%

September 30, 2022
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$33,000	Black-Scholes-Merton model	Discount rate	22.4%
		Risk-free rate	4.0%
		Equity volatility	92.5%
2023 FORM 10-K | 89

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
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Year Ended September 30,
(in thousands)	2023	2022
Assets at beginning of period	$33,565	$500
Purchases	2,122	36,065
Accrued interest[1]	2,434	—
Transfers in/(out)[2]	—	(3,000)
Reserves[3]	(681)	—
Assets at end of period	$37,440	$33,565
(1)During the fiscal year ended September 30, 2023, our convertible note agreement with Galileo was amended to include any interest which has accrued but not yet compounded or issued as a funding note. As a result, we have included accrued interest in our total investment balance.
(2)This represents the conversion from debt to equity securities on the Consolidated Balance Sheets as of September 30, 2022.
(3)During the fiscal year ended September 30, 2023, we recorded an allowance for credit loss related to one of our geothermal debt securities as the balance is deemed to be uncollectible.
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
Equity Securities
We also hold various other equity securities without readily determinable fair values, primarily comprised of geothermal investments. These equity securities are initially measured at cost, less any impairments, and will be marked to fair value once observable changes in identical or similar investments from the same issuer occur. All of our long-term equity securities are measured using Level 3 unobservable inputs based on the absence of market activity.
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Year Ended September 30,
(in thousands)	2023	2022
Assets at beginning of period	$23,745	$2,865
Purchases	4,487	15,177
Transfers in/(out)[1]	—	3,000
Unrealized gain included in earnings	—	2,703
Assets at end of period	$28,232	$23,745
(1)This represents the conversion from debt to equity securities on the Consolidated Balance Sheets as of September 30, 2022.
2023 FORM 10-K | 90

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

(in thousands)	2023	2022
Liabilities at beginning of period	$4,022	$2,996
Additions	500	1,500
Total gains or losses:
Included in earnings	7,808	(224)
Settlements[1]	(2,875)	(250)
Liabilities at end of period	$9,455	$4,022
(1)Settlements represent earnout payments that have been paid or earned during the period.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at September 30, 2023 and 2022.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at September 30, 2023 and 2022:

	September 30,
(in millions)	2023	2022
Long-term debt, net
Carrying value	545.1	542.6
Fair value	435.5	430.7
The fair values of the long-term fixed-rate debt is based on broker quotes at September 30, 2023 and 2022. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

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
2023 FORM 10-K | 91

The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of Pension Plan assets over the two-year period ended September 30, 2023 and a statement of the funded status as of September 30, 2023 and 2022:

	September 30,
(in thousands)	2023	2022
Accumulated benefit obligation	$54,646	$60,463
Changes in projected benefit obligations:
Projected benefit obligation at beginning of year	$60,463	$110,352
Interest cost	3,086	2,537
Actuarial gain	(4,940)	(16,260)
Benefits paid	(3,963)	(36,166)
Projected benefit obligation at end of year	$54,646	$60,463
Change in plan assets:
Fair value of plan assets at beginning of year	$41,764	$87,255
Actual return on plan assets	979	(14,324)
Employer contribution	5,000	5,000
Benefits paid	(3,963)	(36,167)
Fair value of plan assets at end of year	$43,780	$41,764
Funded status of the plan at end of year	$(10,866)	$(18,699)
Fluctuations in actuarial gains and losses during the period are primarily due to changes in the discount rate and investment returns. The mortality table issued by the Society of Actuaries in October 2021 was used for the September 30, 2023 pension calculation. The net pension liability at September 30, 2023 and 2022 was $10.9 million and $18.7 million, respectively. Theses liabilities are recorded within other noncurrent liabilities in our Consolidated Balance Sheets.
The net actuarial loss recognized in Accumulated other comprehensive income (loss) at September 30, 2023 and 2022, and not yet reflected in net periodic benefit cost, was $10.4 million and $15.7 million respectively.
Unrecognized actuarial gains/losses outside of a corridor of the greater of: 1) 10 percent of the Projected Benefit Obligation, or 2) the fair value of assets, are amortized into expense for the year on a straight-line basis over the average remaining service years of participants. Amortization is not carried from year-to-year as the calculation resets each year.
The weighted average assumptions used for the pension calculations were as follows:

	September 30,
	2023	2022	2021
Discount rate for net periodic benefit costs	5.44%	2.75%	2.66%
Discount rate for year-end obligations	5.77%	5.44%	2.75%
Expected return on plan assets	4.50%	4.25%	3.50%
We made a voluntary contribution of $5.0 million during each fiscal year 2023, 2022, and 2021. In fiscal year 2024, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2024 if needed to fund unexpected distributions in lieu of liquidating pension assets.
Components of the net periodic pension expense were as follows:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Interest cost	$3,086	$2,537	$2,925
Expected return on plan assets[1]	(1,762)	(2,481)	(3,722)
Recognized net actuarial loss	1,139	2,080	3,205
Settlement expense	—	9,031	3,448
Other	—	—	(81)
Net pension expense	$2,463	$11,167	$5,775
(1)The Company uses the fair value of plan assets in determining the expected return on plan assets.
2023 FORM 10-K | 92

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
The following table reflects the expected benefits to be paid from the Pension Plan in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands):

Year Ended September 30,
2024	2025	2026	2027	2028	2029 – 2033	Total
$4,790	$5,698	$5,009	$5,114	$4,494	$21,168	$46,273
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
During the 2021 fiscal year, we implemented a glide-path strategy with a goal to reduce risk as certain funded levels are achieved and began aligning our fixed income exposure with our pension liabilities. The target allocation for 2024 and the asset allocation for the Pension Plan at the end of fiscal years 2023 and 2022, by asset category, were as follows:

	Target Allocation	September 30,
Asset Category	2024	2023	2022
U.S. equities	17%	17%	18%
International equities	12	12	11
Fixed income	71	71	71
Total	100%	100%	100%
Plan Assets
The fair value of Pension Plan assets at September 30, 2023 and 2022, summarized by level within the fair value hierarchy described in Note 12—Fair Value Measurement of Financial Instruments, are as follows:

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$1,018	$1,018	$—	$—
Mutual funds:
Domestic stock funds	7,299	7,299	—	—
Bond funds	30,319	30,319	—	—
International stock funds	5,120	5,120	—	—
Total mutual funds	42,738	42,738	—	—
Oil and gas properties	24	—	—	24
Total	$43,780	$43,756	$—	$24
2023 FORM 10-K | 93

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$555	$555	$—	$—
Mutual funds:
Domestic stock funds	7,318	7,318	—	—
Bond funds	29,093	29,093	—	—
International stock funds	4,739	4,739	—	—
Total mutual funds	41,150	41,150	—	—
Oil and gas properties	59	—	—	59
Total	$41,764	$41,705	$—	$59
As of September 30, 2023 and 2022, the Pension Plan’s financial assets utilizing Level 1 inputs are valued based on quoted prices in active markets for identical securities. As of September 30, 2023 and 2022, the Pension Plan’s assets utilizing Level 3 inputs consist of oil and gas properties. The fair value of oil and gas properties is determined by Wells Fargo Bank, N.A., based upon actual revenue received for the previous twelve-month period and experience with similar assets.
Defined Contribution Plan
Substantially all employees on the U.S. payroll may elect to participate in our 401(k)/Thrift Plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first five percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $25.8 million, $24.8 million and $13.6 million in fiscal years 2023, 2022 and 2021, respectively.

NOTE 14 SUPPLEMENTAL BALANCE SHEET INFORMATION
The following reflects the activity in our reserve for expected credit losses on trade receivables for fiscal years 2023, 2022 and 2021:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Reserve for credit losses:
Balance at October 1,	$2,975	$2,068	$1,820
Provision for credit loss	534	1,077	203
(Write-off) recovery of credit loss	(821)	(170)	45
Balance at September 30,	$2,688	$2,975	$2,068

2023 FORM 10-K | 94

Accounts receivable, prepaid expenses and other current assets, net, accrued liabilities and noncurrent liabilities —other at September 30, 2023 and 2022 consist of the following:

	Year Ended September 30,
(in thousands)	2023	2022
Accounts receivable, net of reserve:
Trade receivables	$403,091	$430,944
Income tax receivable	1,097	27,769
Total accounts receivable, net of reserve	$404,188	$458,713
Prepaid expenses and other current assets, net:
Deferred mobilization	$7,873	$5,048
Prepaid insurance	11,160	7,498
Prepaid value added tax	7,867	6,628
Prepaid maintenance and rent	12,278	13,092
Accrued demobilization, net	6,560	6,319
Prepaid equipment	21,821	10,091
Insurance Recoverable	28,129	9,684
Other	2,039	8,103
Total prepaid expenses and other current assets, net	$97,727	$66,463
Accrued liabilities:
Accrued operating costs	$20,618	$26,539
Payroll and employee benefits	55,596	58,604
Taxes payable, other than income tax	32,537	26,786
Self-insurance liabilities	60,921	38,422
Deferred income	23,441	19,821
Deferred mobilization revenue	10,247	8,959
Accrued income taxes	24,495	40,833
Contingent consideration	9,455	2,750
Operating lease liability	13,772	12,382
Other	11,803	6,055
Total accrued liabilities	$262,885	$241,151
Noncurrent liabilities — Other:
Pension and other non-qualified retirement plans	$33,048	$40,423
Self-insurance liabilities	42,285	38,422
Contingent liability	—	1,272
Deferred revenue	8,135	3,162
Uncertain tax positions including interest and penalties	3,136	2,381
Operating lease liability	41,038	27,350
Other	487	1,917
Total noncurrent liabilities — other	$128,129	$114,927

NOTE 15 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At September 30, 2023, we had purchase commitments for equipment, parts and supplies of approximately $130.7 million.
Lease Obligations
Refer to Note 4—Leases for additional information on our lease obligations.
2023 FORM 10-K | 95

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
In May 2018, an employee of our subsidiary, HPIDC, was involved in a car accident in his personal vehicle while not clocked in for work. The accident resulted in a fatality of a passenger in the other vehicle. The estate of the victim, his widow and children subsequently brought a lawsuit against the employee and HPIDC in Texas State District Court in January 2020. In July 2023, the Plaintiff and our insurer agreed on a settlement of $19.5 million. This amount is within our insurance coverage limits, thus we did not incur expenses in excess of our $3.0 million deductible.
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

NOTE 16 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
We are a performance-driven drilling solutions and technologies company based in Tulsa, Oklahoma with operations in all major U.S. onshore oil and gas producing basins as well as South America, the Middle East and Australia. Our drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies. We believe we are the recognized industry leader in drilling as well as technological innovation. We focus on offering our customers an integrated solutions-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations rather than a product-based offering, such as a rig or separate technology package. Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions.
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
2023 FORM 10-K | 96

Segment Performance
We evaluate segment performance based on income or loss before income taxes which includes:
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
Summarized financial information of our reportable segments for the fiscal years ended September 30, 2023, 2022 and 2021 is shown in the following tables:

	September 30, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$2,519,743	$130,244	$212,566	$9,868	$—	$2,872,421
Intersegment	—	—	—	67,428	(67,428)	—
Total sales	2,519,743	130,244	212,566	77,296	(67,428)	2,872,421

Segment operating income (loss)	625,467	22,806	(891)	15,876	4,671	667,929
Depreciation and amortization	353,976	7,622	7,615	2,014	—	371,227

	September 30, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,788,167	$125,465	$136,072	$9,240	$—	$2,058,944
Intersegment	—	—	—	57,047	(57,047)	—
Total sales	1,788,167	125,465	136,072	66,287	(57,047)	2,058,944

Segment operating income (loss)	121,893	23,214	(138)	12,720	(6,422)	151,267
Depreciation and amortization	375,250	9,175	4,156	1,701	—	390,282

	September 30, 2021
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$1,026,364	$126,399	$57,917	$7,888	$—	$1,218,568
Intersegment	—	—	—	35,416	(35,416)	—
Total sales	1,026,364	126,399	57,917	43,304	(35,416)	1,218,568

Segment operating income (loss)	(287,176)	15,969	(21,003)	(9,704)	(1,580)	(303,494)
Depreciation and amortization	392,415	10,557	2,013	1,426	—	406,411
2023 FORM 10-K | 97

The following table reconciles segment operating income (loss) per the tables above to income (loss) before income taxes as reported on the Consolidated Statements of Operations:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Segment operating income (loss)	$667,929	$151,267	$(303,494)
Gain on reimbursement of drilling equipment	48,173	29,443	12,322
Other gain (loss) on sale of assets	(8,016)	5,432	(11,280)
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(146,197)	(140,850)	(126,097)
Operating income (loss)	561,889	45,292	(428,549)
Other income (expense)
Interest and dividend income	28,393	18,090	10,254
Interest expense	(17,283)	(19,203)	(23,955)
Gain on investment securities	11,299	57,937	6,727
Loss on extinguishment of debt	—	(60,083)	—
Other	9,081	(10,714)	5,652
Total unallocated amounts	31,490	(13,973)	(1,322)
Income (loss) before income taxes	$593,379	$31,319	$(429,871)
The following table reconciles segment total assets to total assets as reported on the Consolidated Balance Sheets:

	Year Ended September 30,
(in thousands)	2023	2022
Total assets[1]
North America Solutions	$3,320,203	$3,406,824
Offshore Gulf of Mexico	73,319	80,993
International Solutions	407,143	330,974
Other	154,290	120,305
	3,954,955	3,939,096
Investments and corporate operations	427,001	416,435
Total assets	$4,381,956	$4,355,531
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Operating revenues
United States	$2,656,617	$1,920,026	$1,158,230
Argentina	137,420	91,385	27,855
Colombia	46,720	22,003	1,674
Bahrain	15,401	16,986	27,435
United Arab Emirates	9,716	5,698	957
Australia	3,350	—	—
Other foreign	3,197	2,846	2,417
Total	$2,872,421	$2,058,944	$1,218,568
2023 FORM 10-K | 98

The following table presents property, plant and equipment by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2023	2022
Property, plant and equipment, net
United States	$2,813,707	$2,872,145
Argentina	57,168	54,789
Colombia	20,835	21,809
Australia	10,673	—
United Arab Emirates	10,373	3,024
Other foreign	8,939	9,042
Total	$2,921,695	$2,960,809

NOTE 17 SUBSEQUENT EVENTS
On October 17, 2023, the Board of Directors of the Company declared a quarterly cash supplemental dividend of $0.17 per share on the Company’s common stock, payable on December 4, 2023, to stockholders of record at the close of business on November 20, 2023. The payable date and record date of this supplemental dividend coincides with the dates applicable to the Company’s base dividend of $0.25 per share, which was declared on September 6, 2023.
2023 FORM 10-K | 99

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
a)    Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our SEC filings, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations, and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
d)    Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The other information required by this item will be included in the Company's definitive proxy statement to be filed with the SEC no later than 120 days after September 30, 2023, in connection with the solicitation of proxies for the Company's 2024 annual meeting of stockholders (the "2024 Proxy Statement"), and is incorporated herein by reference.
2023 FORM 10-K | 100

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements:  Our consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated November 8, 2023, are listed below and included in Item 8— “Financial Statements and Supplementary Data” of this Form 10‑K.
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

2023 FORM 10-K | 101

4.3
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

2023 FORM 10-K | 102

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

*10.26
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

*10.27
Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

*10.28
Form of Restricted Stock Award Agreement applicable to employees for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

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

**32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

97	Helmerich & Payne Rule 10D-1 Clawback Policy.

2023 FORM 10-K | 103

101	Financial statements from this Form 10‑K formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
*Management or Compensatory Plan or Arrangement.
**The certifications on Exhibit 32 hereto are deemed furnished and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None.
2023 FORM 10-K | 104

(This page has been left blank intentionally.)
2023 FORM 10-K | 105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By:	/s/ John W. Lindsay
John W. Lindsay,
Director, President and Chief Executive Officer

Date: November 8, 2023

2023 FORM 10-K | 106

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Lindsay	Director, President and Chief Executive Officer	November 8, 2023
John W. Lindsay	(Principal Executive Officer)

/s/ Mark W. Smith	Senior Vice President and Chief Financial Officer	November 8, 2023
Mark W. Smith	(Principal Financial Officer)

/s/ Sara M. Momper	Vice President and Chief Accounting Officer	November 8, 2023
Sara M. Momper	(Principal Accounting Officer)

/s/ Hans Helmerich	Director and Chairman of the Board	November 8, 2023
Hans Helmerich

/s/ Delaney M. Bellinger	Director	November 8, 2023
Delaney Bellinger

/s/ Belgacem Chariag	Director	November 8, 2023
Belgacem Chariag

/s/ Kevin G. Cramton	Director	November 8, 2023
Kevin G. Cramton

/s/ Randy A. Foutch	Director	November 8, 2023
Randy A. Foutch

/s/ Elizabeth Killinger	Director	November 8, 2023
Elizabeth Killinger

/s/ Jose R. Mas	Director	November 8, 2023
Jose R. Mas

/s/ Thomas A. Petrie	Director	November 8, 2023
Thomas A. Petrie

/s/ Donald F. Robillard, Jr.	Director	November 8, 2023
Donald F. Robillard, Jr.

/s/ John D. Zeglis	Director	November 8, 2023
John D. Zeglis

2023 FORM 10-K | 107