Form 10-Q
period 2023-12-31
Helmerich & Payne, Inc.
filed 2024-01-29
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT January 22, 2024
Common Stock, $0.10 par value	98,826,568

Q1FY24 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
(in thousands except share data)	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$214,104	$257,174
Restricted cash	65,137	59,064
Short-term investments	84,121	93,600
Accounts receivable, net of allowance of $3,948 and $2,688, respectively	435,819	404,188
Inventories of materials and supplies, net	101,419	94,227
Prepaid expenses and other, net	88,080	97,727
Assets held-for-sale	—	645
Total current assets	988,680	1,006,625

Investments	263,443	264,947
Property, plant and equipment, net	2,970,371	2,921,695
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	58,968	60,575
Operating lease right-of-use assets	62,254	50,400
Other assets, net	31,959	32,061
Total other noncurrent assets	198,834	188,689

Total assets	$4,421,328	$4,381,956

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$157,302	$130,852
Dividends payable	41,993	25,194
Accrued liabilities	269,691	262,885
Total current liabilities	468,986	418,931

Noncurrent Liabilities:
Long-term debt, net	545,292	545,144
Deferred income taxes	510,015	517,809
Other	137,389	128,129
Total noncurrent liabilities	1,192,696	1,191,082
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of December 31, 2023 and September 30, 2023, and 98,623,747 and 99,426,526 shares outstanding as of December 31, 2023 and September 30, 2023, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	506,672	525,369
Retained earnings	2,743,794	2,707,715
Accumulated other comprehensive loss	(7,847)	(7,981)
Treasury stock, at cost, 13,599,118 shares and 12,796,339 shares as of December 31, 2023 and September 30, 2023, respectively	(494,195)	(464,382)
Total shareholders’ equity	2,759,646	2,771,943
Total liabilities and shareholders' equity	$4,421,328	$4,381,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY24 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
(in thousands, except per share amounts)	2023	2022
OPERATING REVENUES
Drilling services	$674,565	$717,170
Other	2,582	2,467
	677,147	719,637
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	403,303	428,251
Other operating expenses	1,137	1,126
Depreciation and amortization	93,991	96,655
Research and development	8,608	6,933
Selling, general and administrative	56,577	48,455
Asset impairment charges	—	12,097
Gain on reimbursement of drilling equipment	(7,494)	(15,724)
Other gain on sale of assets	(2,443)	(2,379)
	553,679	575,414
OPERATING INCOME	123,468	144,223
Other income (expense)
Interest and dividend income	10,734	4,705
Interest expense	(4,372)	(4,355)
Loss on investment securities	(4,034)	(15,091)
Other	(543)	58
	1,785	(14,683)
Income before income taxes	125,253	129,540
Income tax expense	30,080	32,395
NET INCOME	$95,173	$97,145

Basic earnings per common share	$0.95	$0.92

Diluted earnings per common share:	$0.94	$0.91

Weighted average shares outstanding:
Basic	99,143	105,248
Diluted	99,628	106,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY24 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended December 31,
(in thousands)	2023	2022
Net income	$95,173	$97,145
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(39.5) thousand and $(75.1) thousand for the three months ended December 31, 2023 and 2022, respectively	134	256
Other comprehensive income	134	256
Comprehensive income	$95,307	$97,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY24 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	95,173	—	—	—	95,173
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.34 supplemental per share)	—	—	—	(59,094)	—	—	—	(59,094)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(26,661)	—	—	(495)	17,841	(8,820)
Stock-based compensation	—	—	7,672	—	—	—	—	7,672
Share repurchases	—	—	—	—	—	1,298	(47,654)	(47,654)
Other	—	—	292	—	—	—	—	292
Balance at December 31, 2023	112,222	$11,222	$506,672	$2,743,794	$(7,847)	13,599	$(494,195)	$2,759,646

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	97,145	—	—	—	97,145
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.47 supplemental per share)	—	—	—	(76,611)	—	—	—	(76,611)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(22,776)	—	—	(449)	13,293	(9,483)
Stock-based compensation	—	—	8,273	—	—	—	—	8,273
Share repurchases	—	—	—	—	—	844	(39,060)	(39,060)
Other	—	—	(847)	—	—	—	—	(847)
Balance at December 31, 2022	112,222	$11,222	$512,928	$2,494,106	$(11,816)	7,324	$(261,295)	$2,745,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q1FY24 FORM 10-Q | 6

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,173	$97,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,991	96,655
Asset impairment charges	—	12,097
Provision for credit loss	1,309	3,358
Stock-based compensation	7,672	8,273
Loss on investment securities	4,034	15,091
Gain on reimbursement of drilling equipment	(7,494)	(15,724)
Other gain on sale of assets	(2,443)	(2,379)
Deferred income tax expense (benefit)	(7,829)	188
Other	(856)	7,274
Change in assets and liabilities:
Accounts receivable	(28,931)	(57,896)
Inventories of materials and supplies	(7,191)	(3,007)
Prepaid expenses and other	(8,404)	(8,676)
Other noncurrent assets	(1,150)	(1,746)
Accounts payable	23,865	10,450
Accrued liabilities	19,022	20,759
Deferred income tax liability	(4)	(711)
Other noncurrent liabilities	(5,966)	4,224
Net cash provided by operating activities	174,798	185,375
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(136,411)	(96,027)
Purchase of short-term investments	(46,250)	(41,641)
Purchase of long-term investments	(291)	(16,237)
Proceeds from sale of short-term investments	57,956	40,758
Proceeds from asset sales	11,929	30,978
Net cash used in investing activities	(113,067)	(82,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(42,294)	(51,764)
Payments for employee taxes on net settlement of equity awards	(8,820)	(9,483)
Payment of contingent consideration from acquisition of business	(250)	(250)
Share repurchases	(47,364)	(39,060)
Net cash used in financing activities	(98,728)	(100,557)
Net increase (decrease) in cash and cash equivalents and restricted cash	(36,997)	2,649
Cash and cash equivalents and restricted cash, beginning of period	316,238	269,009
Cash and cash equivalents and restricted cash, end of period	$279,241	$271,658
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY24 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Three Months Ended December 31,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$927	$915
Income tax paid	5,960	3,741
Income tax received	—	(25,617)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	3,262	2,474
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(7,611)	(650)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1FY24 FORM 10-Q | 8

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
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia, and Wyoming. Additionally, Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico and our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Australia, Bahrain, Colombia, and the United Arab Emirates.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2023 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
Income from discontinued operations was presented as a separate line item on our Unaudited Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of H&P and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income, expenses and other comprehensive income or loss of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Income from the date the Company gains control until the date when the Company ceases to control the subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
Q1FY24 FORM 10-Q | 9

We recorded restricted cash of $65.1 million and $42.5 million at December 31, 2023 and 2022, respectively, and $59.1 million and $36.9 million at September 30, 2023 and 2022, respectively. All restricted cash at December 31, 2023 represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Of the total at September 30, 2023, $0.7 million is related to the acquisition of drilling technology companies, and $58.4 million represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	December 31,		September 30,
(in thousands)	2023	2022	2023	2022
Cash and cash equivalents	$214,104	$229,186	$257,174	$232,131
Restricted cash	65,137	42,472	59,064	36,246
Restricted cash - long-term:
Other assets, net	—	—	—	632
Total cash, cash equivalents, and restricted cash	$279,241	$271,658	$316,238	$269,009
Related Party Transactions
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited ("Tamboran Resources"). In December 2023, all shares of Tamboran Resources were transferred to Tamboran Resources Corporation ("Tamboran Corp.") in exchange for depository interests in Tamboran Corp. Tamboran Corp. is publicly traded on the Australian Securities Exchange under the ticker "TBN" and is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin. One of our executive officers serves as a director of Tamboran Corp. pursuant to nomination rights in the investment agreement. Refer to Note 11—Fair Value Measurement of Financial Instruments for additional information related to our investment.
Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of December 31, 2023, we recorded $2.8 million in receivables, $8.0 million in other assets and $5.8 million in contract liabilities on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023, we recorded $2.8 million in receivables, $8.0 million in other assets and $6.6 million in contract liabilities on our Consolidated Balance Sheets. We recorded $4.3 million in revenue on our Unaudited Condensed Consolidated Statement of Operations during the three months ended December 31, 2023 related to the drilling services agreement with Tamboran Resources, which commenced drilling services during the fourth fiscal quarter of 2023. We expect to earn $32.2 million in revenue over the remainder of term of the contract, and, as such, this amount is included within our contract backlog as of December 31, 2023.
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
Q1FY24 FORM 10-Q | 10

The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted as of December 31, 2023
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.
This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update enhance annual and interim disclosure requirements, determine significant segment expense, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This update is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. Upon adoption, the amendments shall be applied retrospectively to all prior periods presented in the financial statements.
		October 1, 2024	We plan to adopt this ASU, as required, during fiscal year 2025. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU enhances income tax disclosure requirements. Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). Specific categories that must be included in the reconciliation for each annual reporting period are specified in the amendment. This update is effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted. Upon adoption, the amendments shall be applied on a prospective basis. Retrospective application is permitted.	October 1, 2025	We plan to adopt this ASU, as required, during fiscal year 2026. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and disclosures.
Self-Insurance
We continue to use our captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs primarily consisted of adjustments to accruals for estimated losses of $3.5 million and $2.9 million and rig and casualty insurance premiums of $9.1 million and $10.0 million during the three months ended December 31, 2023 and 2022, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2023 and 2022 amounted to $15.2 million and $16.4 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended December 31, 2023 and 2022 were $4.1 million and $2.8 million, respectively.
Q1FY24 FORM 10-Q | 11

International Solutions Drilling Risks
International Solutions drilling operations may significantly contribute to our revenues and net operating income. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our International Solutions operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, geopolitical developments and tensions, war and uncertainty in oil-producing countries, fluctuations in currency exchange rates, modified exchange controls, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
We have also experienced certain risks specific to our Argentine operations. In Argentina, while our dayrate is denominated in U.S. dollars, we are paid the equivalent in Argentine pesos. The Central Bank of Argentina maintains certain currency controls that limit our ability to access U.S. dollars and remit funds from our Argentine operations. In the past, the Argentine government has also instituted price controls on crude oil, diesel and gasoline prices and instituted an exchange rate freeze in connection with those prices. These price controls and an exchange rate freeze could be instituted again in the future. Further, there are additional concerns regarding Argentina's debt burden, notwithstanding Argentina's restructuring deal with international bondholders in August 2020, as Argentina attempts to manage its substantial sovereign debt issues. These concerns could further negatively impact Argentina's economy and adversely affect our Argentine operations. Argentina’s economy is considered highly inflationary, which is defined as cumulative inflation rates exceeding 100 percent in the most recent three-year period based on inflation data published by the respective governments.
All of our foreign subsidiaries use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations.
We recorded aggregate foreign currency losses of $1.8 million and $0.2 million for the three months ended December 31, 2023 and 2022, respectively. The aggregate foreign currency loss for the three months ended December 31, 2023 was primarily due to Argentina's devaluation of its peso relative to the U.S. dollar by approximately 55 percent during the quarter. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of December 31, 2023, our cash balance in Argentina was the U.S. dollar equivalent of $6.9 million in Argentine Pesos.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2023, approximately 8.2 percent of our operating revenues were generated from international locations compared to 7.7 percent during the three months ended December 31, 2022. During the three months ended December 31, 2023, approximately 78.5 percent of operating revenues from international locations were from operations in South America compared to 90.5 percent during the three months ended December 31, 2022. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
Q1FY24 FORM 10-Q | 12

NOTE 3 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2023 and September 30, 2023 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2023	September 30, 2023
Drilling services equipment	4 - 15 years	$6,463,137	$6,396,612
Tubulars	4 years	583,989	564,032
Real estate properties	10 - 45 years	48,033	47,313
Other	2 - 23 years	450,114	443,366
Construction in progress[1]		124,994	97,374
		7,670,267	7,548,697
Accumulated depreciation		(4,699,896)	(4,627,002)
Property, plant and equipment, net		$2,970,371	$2,921,695

Assets held-for-sale		$—	$645
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended December 31, 2023 and 2022 was $92.4 million and $94.9 million, including abandonments of $0.5 million and $1.2 million, respectively. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The insurance recovery is expected to exceed the net book value of the components written off. The loss of $9.2 million is recorded as abandonment expense within Depreciation and amortization in our Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2022 and was offset by an insurance recovery that was also recognized within Depreciation and amortization for the same amount as the loss. Future proceeds in excess of the recognized loss will be recognized once all contingencies related to the insurance claim have been resolved.
Impairment Charges
Fiscal Year 2024 Activity
We did not record any impairment charges during the three months ended December 31, 2023.
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
Q1FY24 FORM 10-Q | 13

Gain on Reimbursement of Drilling Equipment
We recognized gains of $7.5 million and $15.7 million during the three months ended December 31, 2023 and 2022, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.

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
During the three months ended December 31, 2023, we had no additions or impairments to goodwill. As of December 31, 2023 and September 30, 2023, the goodwill balance was $45.7 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. All of our intangible assets are within our North America Solutions reportable segment and consist of the following:

		December 31, 2023			September 30, 2023
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$35,581	$53,515	$89,096	$34,092	$55,004
Intellectual property	13 years	2,000	542	1,458	2,000	503	1,497
Trade name	20 years	5,865	1,870	3,995	5,865	1,791	4,074
		$96,961	$37,993	$58,968	$96,961	$36,386	$60,575
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.6 million and $1.8 million for the three months ended December 31, 2023 and 2022, respectively. Amortization expense is estimated to be approximately $4.8 million for the remainder of fiscal year 2024, and approximately $6.4 million for fiscal year 2025 through 2028.

NOTE 5 DEBT
We have the following unsecured long-term debt outstanding with maturities shown in the following table:

	December 31, 2023			September 30, 2023
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(4,708)	$545,292	$550,000	$(4,856)	$545,144
Long-term debt	$550,000	$(4,708)	$545,292	$550,000	$(4,856)	$545,144
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
Q1FY24 FORM 10-Q | 14

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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
As of December 31, 2023, we had $102.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $102.0 million, $40.0 million was outstanding as of December 31, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of December 31, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2023, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended December 31, 2023 and 2022 was $30.1 million and $32.4 million, respectively, resulting in effective tax rates of 24.0 percent and 25.0 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2023 and 2022 primarily due to state and foreign income taxes, permanent non-deductible items and discrete adjustments. The discrete adjustments for the three months ended December 31, 2023 and 2022 are primarily due to tax expense (benefit) related to equity compensation of $(0.9) million and $0.2 million, respectively.
As of December 31, 2023, we have recorded approximately $3.4 million of unrecognized tax benefits, interest, and penalties. We believe it is reasonably possible that up to $2.8 million of the unrecognized tax benefits, interest, and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
Q1FY24 FORM 10-Q | 15

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares and again on June 7, 2023, to seven million shares. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We repurchased 1.3 million common shares at an aggregate cost of $47.7 million, including excise tax of $0.3 million, during the three months ended December 31, 2023, compared to 0.8 million common shares at an aggregate cost of $39.1 million during the three months ended December 31, 2022. During calendar year 2023 we repurchased substantially all of the seven million total shares authorized for repurchase.
During the three months ended December 31, 2023, we declared $59.1 million in cash dividends consisting of two $0.17 per share supplemental dividends and a base cash dividend of $0.25 per share. One of the supplemental dividends, declared in October 2023, was paid in December 2023. The second supplemental dividend and base cash dividend, declared in December 2023, is payable in February 2024, resulting in a Dividend payable of $42.0 million on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

	December 31,	September 30,
(in thousands)	2023	2023
Pre-tax amounts:
Unrealized pension actuarial loss	$(10,233)	$(10,407)
	$(10,233)	$(10,407)
After-tax amounts:
Unrealized pension actuarial loss	$(7,847)	$(7,981)
	$(7,847)	$(7,981)
Fluctuations in actuarial gains and losses are primarily due to changes in the discount rate and investment returns related to the defined benefit pension plan.
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three months ended December 31, 2023:

(in thousands)	Three Months Ended December 31, 2023
Balance at beginning of period	$(7,981)
Activity during the period:
Amounts reclassified from accumulated other comprehensive loss	134
Net current-period other comprehensive income	134
Balance at December 31, 2023	$(7,847)

NOTE 8 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The majority of our drilling services are performed on a “daywork” contract basis, under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. These drilling services, including our technology solutions, represent a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing drilling services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time-based input measure as we provide services to the customer. For any contracts that include a provision for pooled term days at contract inception, followed by the assignment of days to specific rigs throughout the contract term, we have elected, as a practical expedient, to recognize revenue in the amount for which the entity has a right to invoice, as permitted by ASC 606.
Q1FY24 FORM 10-Q | 16

Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $298.2 million and $270.0 million during the three months ended December 31, 2023 and 2022, respectively, of which, $15.2 million and $10.1 million was related to performance bonuses recognized due to the achievement of performance targets during the three months ended December 31, 2023 and 2022, respectively.
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the three months ended December 31, 2023 and 2022, early termination revenue associated with term contracts was $5.4 million and $0.7 million, respectively.
Contract Costs
We had capitalized fulfillment costs of $12.4 million and $11.4 million as of December 31, 2023 and September 30, 2023, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2023 was approximately $1.3 billion, of which approximately $0.7 billion is expected to be recognized during the remainder of fiscal year 2024, approximately $0.4 billion during fiscal year 2025, and approximately $0.2 billion in fiscal year 2026 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	December 31, 2023	September 30, 2023
Contract assets, net	$7,006	$6,560

(in thousands)	December 31, 2023
Contract liabilities balance at September 30, 2023	$28,882
Payment received/accrued and deferred	14,395
Revenue recognized during the period	(17,542)
Contract liabilities balance at December 31, 2023	$25,735

NOTE 9 STOCK-BASED COMPENSATION
A summary of compensation expense for stock-based payment arrangements recognized in Drilling services operating expense, Research and development expense and Selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended December 31,
(in thousands)	2023	2022
Stock-based compensation expense
Drilling services operating	$1,397	$1,385
Research and development	473	426
Selling, general and administrative	5,802	6,462
	$7,672	$8,273
Q1FY24 FORM 10-Q | 17

Restricted Stock
A summary of the status of our restricted stock awards as of December 31, 2023 and changes in non-vested restricted stock outstanding during the three months then ended is presented below:

(in thousands, except per share amounts)	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding at September 30, 2023	1,362	$35.11
Granted	746	35.24
Vested[2]	(734)	33.08
Forfeited	(1)	44.65
Non-vested restricted stock outstanding at December 31, 2023	1,373	$36.25
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the three months ended December 31, 2023, no restricted phantom stock units were granted and no restricted phantom stock units vested.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Performance Units
A summary of the status of our performance-vested restricted share units ("performance units") as of December 31, 2023 and changes in non-vested performance units outstanding during the three months then ended is presented below:

(in thousands, except per unit amounts)	Performance Units	Weighted-Average Grant Date Fair Value per Unit
Non-vested performance units outstanding at September 30, 2023	796	$34.51
Granted	223	39.86
Dividend equivalent rights performance units credited and performance factor adjustment[1]	(115)	35.11
Non-vested performance units outstanding at December 31, 2023[2]	904	$35.67
(1)At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s total shareholder return ("TSR") relative to the TSR of the Peer Group on the vesting date.
(2)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 401,904 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified relative TSR performance criteria at target, approximately 503,371 additional performance units could vest or become eligible to vest. Beginning with performance units granted in December 2022, performance units include an additional return on invested capital (“ROIC”) performance metric. Based on the Company's ROIC performance over a full three-year performance period, the Human Resources Committee may increase or decrease by 25 percent the number of performance units that otherwise would be paid out solely based on the achievement of relative TSR performance over a full three-year performance period (the "ROIC Modifier").

Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle. The vesting of the performance units is generally dependent on (i) the achievement of the Company's TSR performance goals relative to the TSR achievement of a peer group of companies (over the applicable performance cycle), (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period, and (iii) for performance units granted beginning in December 2022, the application of the ROIC Modifier. The Vesting Period for performance units granted in December 2020 ended on December 31, 2023 and the performance units eligible to vest were settled in shares of common stock in January 2024. Stock-based compensation expense related to these grants has been fully recognized as of December 31, 2023.
Q1FY24 FORM 10-Q | 18

NOTE 10 EARNINGS PER COMMON SHARE
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
During the first quarter of fiscal year 2023, Income from discontinued operations was presented as a separate line item on our Unaudited Condensed Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2022. To conform with the current fiscal year presentation, basic and diluted earnings per share for continuing and discontinued operations are presented in the aggregate, for the three months ended December 31, 2022, as presented below.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net income	$95,173	$97,145

Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(1,248)	(992)
Numerator for basic earnings per share	93,925	96,153

Adjustment for diluted earnings per share
Effect of reallocating undistributed earnings of unvested shareholders	2	—
Numerator for diluted earnings per share	$93,927	$96,153

Denominator:
Denominator for basic earnings per share - weighted-average shares	$99,143	$105,248
Effect of dilutive shares from restricted stock and performance share units	485	856
Denominator for diluted earnings per share - adjusted weighted-average shares	$99,628	$106,104

Basic earnings per common share:	$0.95	$0.92

Diluted earnings per common share:	$0.94	$0.91
Q1FY24 FORM 10-Q | 19

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2023	2022
Potentially dilutive shares excluded as anti-dilutive	2,601	2,274
Weighted-average price per share	$57.21	$63.51

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
Q1FY24 FORM 10-Q | 20

Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate and municipal debt securities	$37,843	$—	$37,843	$—
U.S. government and federal agency securities	46,278	46,278	—	—
Total	84,121	46,278	37,843	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	16,478	16,478	—	—
Investment in ADNOC Drilling	164,339	164,339	—	—
Investment in Tamboran	16,237	16,237	—	—
Debt securities:
Investment in Galileo	35,868	—	—	35,868
Geothermal debt securities	2,000	—	—	2,000
Total	234,922	197,054	—	37,868

Nonrecurring fair value measurements[1]:
Other equity securities[2]	2,721	—	—	2,721
Total	2,721	—	—	2,721

Total	237,643	197,054	—	40,589

Liabilities
Contingent consideration	$8,350	$—	$—	$8,350
(1)As of December 31, 2023, our equity security investments in geothermal energy totaled $25.2 million. None of these investments were marked to fair value      during the period. The investments are measured at cost, less any impairments.
(2)As of December 31, 2023, our other equity securities subject to measurement at fair value on a nonrecurring basis totaled $3.3 million, of which $2.7 million has been marked to fair value. The remaining $0.6 million is measured at cost, less any impairments.
Q1FY24 FORM 10-Q | 21

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
(1)As of September 30, 2023, our equity security investments in geothermal energy totaled $25.2 million. None of these investments were marked to fair value      during the period. The investments are measured at cost, less any impairments.
(2)As of September 30, 2023, our other equity securities subject to measurement at fair value on a nonrecurring basis totaled $3.0 million, of which $2.4 million has been marked to fair value. The remaining $0.6 million is measured at cost, less any impairments.
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
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Loss on investment securities on our Unaudited Condensed Consolidated Statements of Operations. Consistent with the provisions of ASU No. 2022-03, contractual sale restrictions are not considered in the fair value measurement of our investment in ADNOC Drilling. During the three months ended December 31, 2023 and 2022, we recognized losses of $10.4 million and $18.2 million, respectively, on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment. As of December 31, 2023, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
Q1FY24 FORM 10-Q | 22

Equity Securities with Fair Value Option In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited. In December 2023, all shares of Tamboran Resources were transferred to Tamboran Resources Corporation in exchange for depository interests in Tamboran Corp. Tamboran Corp. is publicly traded on the Australian Securities Exchange under the ticker "TBN" and is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin.
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage (approximately 5.1 percent as of December 31, 2023), operational involvement and role on the investee's board of directors. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three months ended December 31, 2023 and 2022, we recognized gains of $6.3 million and $3.1 million, respectively, recorded within Loss on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment during the period.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2 ("Galileo parent"). Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). During the fiscal year ended September 30, 2023, our convertible note agreement was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we include accrued interest in our total investment balance. We currently do not intend to sell this investment prior to its maturity date or an exit event. As of December 31, 2023, the fair value of the convertible note was approximately equal to the cost basis.
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

December 31, 2023
Fair Value	Valuation Technique	Unobservable Inputs
$35,868	Black-Scholes-Merton model	Discount rate	19.2%
		Risk-free rate	4.3%
		Equity volatility	92.0%
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
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2023	2022
Assets at beginning of period	$37,440	$33,565
Purchases	—	42
Accrued interest	433	—
Transfers out	—	(500)
Reserves	(5)	$—
Assets at end of period	$37,868	$33,107

Q1FY24 FORM 10-Q | 23

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
Equity Securities
We also hold various other equity securities without readily determinable fair values, primarily comprised of geothermal investments. These equity securities are initially measured at cost, less any impairments, and will be marked to fair value once observable price changes in identical or similar investments from the same issuer occur. All of our long-term equity securities are measured using Level 3 unobservable inputs based on the absence of market activity.
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Three Months Ended December 31,
(in millions)	2023	2022
Assets at beginning of period	$28,232	$23,745
Purchases	291	2,055
Assets at end of period	$28,523	$25,800

Contingent Consideration
Other financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisitions in fiscal year 2019. Contingent consideration is recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of milestone achievements. The following table reconciles changes in the fair value of our Level 3 liabilities for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2023	2022
Liabilities at beginning of period	$9,455	$4,022
Additions	—	500
Total gains or losses:
Included in earnings	20	8
Settlements[1]	(1,125)	(750)
Liabilities at end of period	$8,350	$3,780
(1)Settlements represent earnout payments that have been paid or earned during the period.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at December 31, 2023 and September 30, 2023.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at December 31, 2023 and September 30, 2023:

(in millions)	December 31, 2023	September 30, 2023
Long-term debt, net
Carrying value	$545.3	$545.1
Fair value	471.6	435.5
The fair values of the long-term fixed-rate debt is based on broker quotes at December 31, 2023 and September 30, 2023. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.
Q1FY24 FORM 10-Q | 24

NOTE 12 COMMITMENTS AND CONTINGENCIES
Lease Obligations
During the three months ended December 31, 2023, we amended the lease for our Tulsa industrial facility. As a result, we extended the lease term, now continuing through June 30, 2035 with two five year renewal options. We recognized one of the five year renewal options as part of our right-of-use assets and lease liabilities. This contract was accounted for as an operating lease resulting in an increase of $18.1 million to the right-of-use assets and lease liability on our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023.
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2023, we had purchase commitments for equipment, parts and supplies of approximately $121.7 million.
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
Q1FY24 FORM 10-Q | 25

Segment Performance
We evaluate segment performance based on income (segment operating income (loss)) before income taxes which includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Allocated general and administrative costs
•Asset impairment charges
but excludes gain on reimbursement of drilling equipment, other gain on sale of assets, corporate selling, general and administrative costs, and corporate depreciation.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three months ended December 31, 2023 and 2022 is shown in the following tables:

	Three Months Ended December 31, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$594,282	$25,531	$54,752	$2,582	$—	$677,147
Intersegment	—	—	—	15,226	(15,226)	—
Total sales	594,282	25,531	54,752	17,808	(15,226)	677,147

Segment operating income (loss)	$144,490	$3,052	$5,423	$(67)	$334	$153,232

	Three Months Ended December 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions	Other	Eliminations	Total
External sales	$627,163	$35,164	$54,801	$2,509	$—	$719,637
Intersegment	—	—	—	16,402	(16,402)	—
Total sales	627,163	35,164	54,801	18,911	(16,402)	719,637

Segment operating income	$145,297	$6,746	$1,574	$4,677	$2,310	$160,604
The following table reconciles segment operating income (loss) per the tables above to income before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2023	2022
Segment operating income	$153,232	$160,604
Gain on reimbursement of drilling equipment	7,494	15,724
Other gain on sale of assets	2,443	2,379
Corporate selling, general and administrative costs and corporate depreciation	(39,701)	(34,484)
Operating income	123,468	144,223
Other income (expense)
Interest and dividend income	10,734	4,705
Interest expense	(4,372)	(4,355)
Loss on investment securities	(4,034)	(15,091)
Other	(543)	58
Total unallocated amounts	1,785	(14,683)
Income before income taxes	$125,253	$129,540
Q1FY24 FORM 10-Q | 26

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	December 31, 2023	September 30, 2023
Total assets[1]
North America Solutions	$3,347,139	$3,320,203
Offshore Gulf of Mexico	76,294	73,319
International Solutions	440,094	407,143
Other	148,694	154,290
	4,012,221	3,954,955
Investments and corporate operations	409,107	427,001
	$4,421,328	$4,381,956
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2023	2022
Operating revenues
United States	$621,617	$664,173
Argentina	35,876	33,834
Colombia	7,703	16,369
Bahrain	4,497	2,269
United Arab Emirates	2,365	2,337
Australia	4,312	—
Other foreign	777	655
Total	$677,147	$719,637
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.
Q1FY24 FORM 10-Q | 27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

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
Q1FY24 FORM 10-Q | 28

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
•the occurrence of security incidents, including breaches of security, or other attack, destruction, alteration, corruption, or unauthorized access to our information technology systems or destruction, loss, alteration, corruption or misuse or unauthorized disclosure of or access to data ("Security Incident");
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
Important factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2023 Annual Report on Form 10‑K under Part I, Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by such cautionary statements. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2023, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 233 rigs, the Offshore Gulf of Mexico segment with seven offshore platform rigs and the International Solutions segment with 22 rigs as of December 31, 2023. At the close of the first quarter of fiscal year 2024, we had 166 active contracted rigs, of which 95 were under a fixed-term contract and 71 were working well-to-well, compared to 164 contracted rigs at September 30, 2023. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times, volatile market conditions and to take advantage of future opportunities.

Market Outlook
Our revenues are primarily derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas. Generally, the level of capital expenditures is dictated by capital budgets set to achieve respective production targets in relation to current and expected future prices of crude oil and natural gas, which are determined by various supply and demand factors. Both commodities have historically been, and we expect them to continue to be, cyclical and highly volatile.
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
Q1FY24 FORM 10-Q | 29

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
Based upon the crude oil and natural gas pricing environment and many of our customers' desire to at least maintain their current production levels, we expect the average level of capital spending by our customers in calendar year 2024 to remain flat to down by approximately 5% relative to calendar year 2023. As such, we do not expect much change in activity levels in calendar 2024 from where they are currently; we exited December 31, 2023 with 151 active rigs in our North America Solutions segment. The overall demand for super-spec rigs in the U.S. remains relatively strong and while some readily available idle super-spec capacity exists in the market, we do not believe it is to a level that would have a material negative impact on rig pricing. We expect this supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology to result in our ability to maintain and possibly improve upon current contract economics.
With regards to our North America Solutions segment, volatility in natural gas prices and the related reduced rig demand contributed to an increased level of rig releases in the market during the first half of calendar year 2023. During the second half of calendar year 2023, other non-commodity price related factors, such as customer capital budgets, drilling plans, productions levels and customer consolidations, also led some customers to release rigs as well. For our fiscal year 2024, we believe our rig activity will increase modestly during the first half of the fiscal year as customers reset their capital budgets for 2024. We experienced an increase of just four rigs during the first fiscal quarter of 2024 and expect another 3 to 8 incremental adds during the second fiscal quarter of 2024. From there we believe our rig count will likely remain at a relatively stable level during the second half of the fiscal year. This is similar to the rig activity patterns we have experienced during the last few years as well. During fiscal year 2023, the Company employed a fiscally prudent approach to deploying capital and prioritizing economic margins over rig utilization, and we plan to maintain this approach in fiscal year 2024. Furthermore, we still believe the supply and demand dynamics surrounding our North America Solutions segment remain constructive for future activity and pricing levels.
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. We are currently pursuing an international expansion strategy with the aim to provide growth and diversification for the Company with the understanding that such a strategy will take time and capital to execute. During fiscal year 2024, we plan to continue to devote capital to our international expansion strategy and, in particular, to a recent preliminary notification of an award for seven super-spec rigs in the Middle East. We had contemplated the capital spending necessary to prepare these rigs for export as part of our fiscal year 2024 capital expenditure budget. A majority of these rigs are currently scheduled for delivery during our first half of fiscal year 2025 and thus will have no revenue impact on fiscal year 2024 results. Currently, activity levels in the International Solutions and Offshore Gulf of Mexico business segments look to remain relatively steady at current levels for the remainder of fiscal year 2024.
Over the past two years, the Company has experienced inflationary pressures related to labor and consumable inventory and more recently as a result of cost-acceleration related to running our rig fleet harder to achieve the well designs, lateral lengths and drilling efficiencies our customers demand. The inflationary forces have abated, and the financial impacts were partially mitigated by pass-through mechanisms in our contracts. However, the performance and efficiency gains we achieve require us to continue to push the service intensity of our rigs and equipment. Accordingly, we expect operational expenses to remain at elevated levels compared to recent years. Additionally, we are also experiencing inflationary pressures in our non-operational expenses particularly around labor and third-party services. As a consequence of these pressures, we continue to project an increase in our selling, general and administrative expenses during fiscal year 2024.
Q1FY24 FORM 10-Q | 30

Recent Developments
International Revenue Contracts
Subsequent to December 31, 2023, the Company received preliminary notice, subject to finalization of contractural agreements, that it has been awarded seven super-spec FlexRig®'s for work in the Middle East. These rigs are expected to commence operations shortly after delivery, which is currently scheduled for the first half of fiscal year 2025. These rigs will be sourced from our idle super-spec rigs in the U.S., converted to walking configurations, and further equipped to suit contractual specifications. Additionally, in the Middle East we have been successful in contracting one additional super-spec rig in Bahrain. The rig to be utilized for this work is already located in the region as part of our Middle East hub and is expected to commence operations during the second half of fiscal year 2024.

Contract Backlog
As of December 31, 2023 and September 30, 2023, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.3 billion and $1.4 billion, respectively. These amounts do not include anticipated contract renewals or expected performance bonuses. Approximately 42.8 percent of the December 31, 2023 total backlog is reasonably expected to be fulfilled in fiscal year 2025 and thereafter.
The following table sets forth the total backlog by reportable segment as of December 31, 2023 and September 30, 2023, and the percentage of the December 31, 2023 backlog reasonably expected to be fulfilled in fiscal year 2025 and thereafter:

(in billions)	December 31, 2023	September 30, 2023	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025 and Thereafter
North America Solutions	$1.1	$1.1	38.6%
Offshore Gulf of Mexico	—	—	—
International Solutions	0.2	0.3	62.2
	$1.3	$1.4
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” within our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.

Results of Operations for the Three Months Ended December 31, 2023 and 2022
Consolidated Results of Operations
Net Income We reported income of $95.2 million ($0.94 per diluted share) for the three months ended December 31, 2023 compared to income of $97.1 million ($0.91 per diluted share) for the three months ended December 31, 2022.
Operating Revenue Consolidated operating revenues were $677.1 million and $719.6 million for the three months ended December 31, 2023 and 2022, respectively. The decrease is primarily driven by lower activity levels in our North America Solutions and Offshore Gulf of Mexico segments. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $404.4 million and $429.4 million for the three months ended December 31, 2023 and 2022, respectively. The decrease was primarily attributable to the aforementioned lower activity levels.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $56.6 million during the three months ended December 31, 2023 compared to $48.5 million during the three months ended December 31, 2022. The increase is primarily due to a $7.1 million increase in labor and labor-related expenses.
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
Q1FY24 FORM 10-Q | 31

Loss on Investment Securities During the three months ended December 31, 2023, we recognized an aggregate loss of $4.0 million on investment securities. The loss was mainly comprised of a $10.4 million loss on our equity investment in ADNOC Drilling, partially offset against a $6.3 million gain on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks. During the three months ended December 31, 2022, we recognized an aggregate loss of $15.1 million on investment securities. The loss was mainly comprised of a $18.2 million loss on our equity investment in ADNOC Drilling, partially offset against a $3.1 million gain on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks.
Income Taxes We had income tax expense of $30.1 million for the three months ended December 31, 2023 (which includes a discrete tax benefit of $0.9 million related to equity compensation) compared to income tax expense of $32.4 million (which includes a discrete tax expense of $0.2 million related to equity compensation) for the three months ended December 31, 2022. Our statutory federal income tax rate for fiscal year 2024 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$594,282	$627,163	(5.2)%
Direct operating expenses	338,208	366,855	(7.8)
Depreciation and amortization	87,019	89,814	(3.1)
Research and development	8,689	7,059	23.1
Selling, general and administrative expense	15,876	14,190	11.9
Asset impairment charges	—	3,948	(100.0)
Segment operating income	$144,490	$145,297	(0.6)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$256,074	$260,308	(1.6)
Revenue days[3]	13,711	16,578	(17.3)
Average active rigs[4]	149	180	(17.3)
Number of active rigs at the end of period[5]	151	184	(17.9)
Number of available rigs at the end of period	233	235	(0.9)
Reimbursements of "out-of-pocket" expenses	$69,728	$79,159	(11.9)
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
Operating Revenues Operating revenues were $594.3 million and $627.2 million in the three months ended December 31, 2023 and 2022, respectively. The $32.9 million decrease in operating revenue is primarily due to a 17.3 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $338.2 million during the three months ended December 31, 2023 as compared to $366.9 million during the three months ended December 31, 2022. This decrease was primarily driven by lower activity levels, partially offset by an increase in per revenue day labor and materials and supplies expense.
Selling, General and Administrative Expense Selling, general and administrative expense increased to $15.9 million during the three months ended December 31, 2023 as compared to $14.2 million during the three months ended December 31, 2022. The slight increase was driven by a $1.9 million increase in in labor expenses.
Asset Impairment Charges During the three months ended December 31, 2022, assets that were previously classified as Assets held-for-sale were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the three months ended December 31, 2022. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the three months ended December 31, 2022.
Q1FY24 FORM 10-Q | 32

Offshore Gulf of Mexico

	Three Months Ended December 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$25,531	$35,164	(27.4)%
Direct operating expenses	19,579	25,691	(23.8)
Depreciation	2,068	1,894	9.2
Selling, general and administrative expense	832	833	(0.1)
Segment operating income	$3,052	$6,746	(54.8)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$5,952	$9,473	(37.2)
Revenue days[3]	289	368	(21.5)
Average active rigs[4]	3	4	(21.5)
Number of active rigs at the end of period[5]	3	4	(25.0)
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,827	$7,189	8.9
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
Operating Revenues Operating revenues were $25.5 million and $35.2 million in the three months ended December 31, 2023 and 2022, respectively. The $9.7 million decrease in operating revenue is primarily due to a 21.5 percent decrease in activity levels and the mix of rigs being on lower standby rates as opposed to working at full rates during the three months ended December 31, 2023.
Direct Operating Expenses Direct operating expenses decreased to $19.6 million during the three months ended December 31, 2023 as compared to $25.7 million during the three months ended December 31, 2022. This decrease is primarily driven by a decrease in activity levels as described above.
Q1FY24 FORM 10-Q | 33

International Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2023	2022	% Change
Operating revenues	$54,752	$54,801	(0.1)%
Direct operating expenses	44,519	40,977	8.6
Depreciation	2,334	1,392	67.7
Selling, general and administrative expense	2,476	2,709	(8.6)
Asset impairment charges	—	8,149	(100.0)
Segment operating income	$5,423	$1,574	244.5

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$10,233	$13,824	(26.0)
Revenue days[3]	1,173	1,140	2.9
Average active rigs[4]	13	12	2.9
Number of active rigs at the end of period[5]	12	13	(7.7)
Number of available rigs at the end of period	22	20	10.0
Reimbursements of "out-of-pocket" expenses	$3,384	$2,856	18.5
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
Operating Revenues Operating revenues were $54.8 million during both the three months ended December 31, 2023 and 2022. Revenue remained flat due to increased activity, offset by the mix of rigs working.
Direct Operating Expenses Direct operating expenses increased to $44.5 million during the three months ended December 31, 2023 as compared to $41.0 million during the three months ended December 31, 2022. This increase was primarily driven by a 2.9 percent increase in activity levels as well as higher per revenue day labor and labor-related expenses.
Asset Impairment Charges During the three months ended December 31, 2022, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million during the three months ended December 31, 2022.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2023	2022	% Change
Operating revenues	$17,808	$18,911	(5.8)%
Direct operating expenses	17,089	13,589	25.8
Depreciation	472	457	3.3
Selling, general and administrative expense	314	188	67.0
Operating income (loss)	$(67)	$4,677	(101.4)
Q1FY24 FORM 10-Q | 34

Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $17.8 million and $18.9 million during the three months ended December 31, 2023 and 2022, respectively, primarily consisted of $15.2 million and $16.4 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $17.1 million and $13.6 million during the three months ended December 31, 2023 and 2022, respectively, primarily consisted of $3.5 million and $2.9 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $9.1 million and $10.0 million, respectively, and medical stop loss expenses of $4.1 million and $2.8 million, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

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
As of December 31, 2023, we had cash and cash equivalents of $214.1 million, restricted cash of $65.1 million and short-term investments of $84.1 million. Our cash flows for the three months ended December 31, 2023, and 2022 are presented below:

	Three Months Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$174,798	$185,375
Investing activities	(113,067)	(82,169)
Financing activities	(98,728)	(100,557)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(36,997)	$2,649
Q1FY24 FORM 10-Q | 35

Operating Activities

Our operating net working capital (non-GAAP) as of December 31, 2023 and September 30, 2023 is presented below:

	December 31,	September 30,
(in thousands)	2023	2023
Total current assets	$988,680	$1,006,625
Less:
Cash and cash equivalents	214,104	257,174
Short-term investments	84,121	93,600
Assets held-for-sale	—	645
Prepayments - nonrecurring	23,483	21,821
	666,972	633,385

Total current liabilities	468,986	418,931
Less:
Dividends payable	41,993	25,194
	$426,993	$393,737

Operating net working capital (non-GAAP)	$239,979	$239,648
Cash flows provided by operating activities were approximately $174.8 million and $185.4 million for the three months ended December 31, 2023 and 2022, respectively. The change in cash provided by operating activities is primarily driven by lower activity levels partially offset by higher average pricing levels. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, assets held-for-sale, and nonrecurring prepayments, less current liabilities, excluding dividends payable.
Operating net working capital was $240.0 million and $239.6 million as of December 31, 2023 and September 30, 2023, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers.
Investing Activities
Capital Expenditures Our capital expenditures during the three months ended December 31, 2023 were $136.4 million compared to $96.0 million during the three months ended December 31, 2022. The increase in capital expenditures is driven by the timing of procurement associated with equipment overhauls and certain long-term projects.
Net Purchases & Sales of Short-Term Investments Our net sales of short-term investments during the three months ended December 31, 2023 were $11.7 million compared to net purchases of $0.9 million during the three months ended December 31, 2022. The change in activity is driven by our ongoing liquidity management.
Purchases of Long-Term Investments Our purchases of long-term investments during the three months ended December 31, 2023 were $0.3 million compared to $16.2 million during the three months ended December 31, 2022. During the three months ended December 31, 2023, our activity was driven by $0.3 million in purchases of various equity securities. The activity during the three months ended December 31, 2022 was driven by our $14.1 million equity investment in Tamboran Corp.
Sale of Assets Our proceeds from asset sales during the three months ended December 31, 2023 were $11.9 million compared to proceeds of $31.0 million during the three months ended December 31, 2022. The decrease in proceeds is mainly driven by lower rig activity which drives lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $0.42 per share, comprised of a base cash dividend of $0.25 and a supplemental cash dividend of $0.17, during the three months ended December 31, 2023. Comparatively, during the three months ended December 31, 2022, we paid dividends of $0.485 per share, comprising of a base cash dividend of $0.25 and a supplemental cash dividend of $0.235. Total dividends paid were $42.3 million and $51.8 million during the three months ended December 31, 2023 and 2022, respectively.
Q1FY24 FORM 10-Q | 36

Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares and again on June 7, 2023, to seven million shares. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We repurchased 1.3 million common shares at an aggregate cost of $47.7 million, including excise tax of $0.3 million, during the three months ended December 31, 2023, compared to 0.8 million common shares at an aggregate cost of $39.1 million during the three months ended December 31, 2022. During calendar year 2023 we repurchased substantially all of the seven million total shares authorized for repurchase.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of December 31, 2023, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
As of December 31, 2023, we had $102.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $102.0 million, $40.0 million was outstanding as of December 31, 2023. Separately, we had $2.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $42.1 million outstanding as of December 31, 2023.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2023, we were in compliance with all debt covenants.
Q1FY24 FORM 10-Q | 37

Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2024 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at December 31, 2023 and matures on September 29, 2031.
As of December 31, 2023, we had a $510.0 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
As of December 31, 2023, we have recorded approximately $3.4 million of unrecognized tax benefits, interest, and penalties. We believe it is reasonably possible that up to $2.8 million of the unrecognized tax benefits, interest, and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. Any further reversals or payments of the liability cannot be estimated at this time.
A base cash dividend of $0.25 per share and a quarterly supplemental cash dividend of $0.17 per share were declared in December 2023 and is payable in February 2024, resulting in a Dividend payable of $42.0 million on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023.
The long‑term debt to total capitalization ratio was 16.6 percent at December 31, 2023 and September 30, 2023. For additional information regarding debt agreements, refer to Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2023.

Material Commitments
Material commitments as reported in our 2023 Annual Report on Form 10-K have not changed significantly as of December 31, 2023, other than those disclosed in Note 12—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2023 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates.

Recently Issued Accounting Standards
See Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements for new accounting standards not yet adopted.

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
Q1FY24 FORM 10-Q | 38

The following table reconciles direct margin to segment operating income, which we believe is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to direct margin.

	Three Months Ended December 31, 2023
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$144,490	$3,052	$5,423
Add back:
Depreciation and amortization	87,019	2,068	2,334
Research and development	8,689	—	—
Selling, general and administrative expense	15,876	832	2,476
Direct margin (Non-GAAP)	$256,074	$5,952	$10,233

	Three Months Ended December 31, 2022
(in thousands)	North America Solutions	Offshore Gulf of Mexico	International Solutions
Segment operating income	$145,297	$6,746	$1,574
Add back:
Depreciation and amortization	89,814	1,894	1,392
Research and development	7,059	—	—
Selling, general and administrative expense	14,190	833	2,709
Asset impairment charges	3,948	—	8,149
Direct margin (Non-GAAP)	$260,308	$9,473	$13,824

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see the following:
•Note 11—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K filed with the SEC on November 8, 2023;
•Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and
•Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to foreign currency exchange rate risk which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Q1FY24 FORM 10-Q | 39

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three months ended December 31, 2023 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
October 1 - October 31	—	—	—	1,299
November 1 - November 30	614	$37.03	614	685
December 1 - December 31	684	35.99	684	1
Total	1,298		1,298
(1)Prior to January 1, 2023, the Company had an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. In December 2022, the Board of Directors increased the maximum number of shares authorized to be repurchased in calendar year 2023 to five million common shares and again on June 7, 2023, to seven million shares. The repurchases may be made using our cash and cash equivalents or other available sources. Shares of stock repurchased pursuant to such authorization are held as treasury shares. During calendar year 2023 we repurchased substantially all of the seven million total shares authorized for repurchase.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
None

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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 3, 2023, SEC File No. 001-04221).
10.1	Form of Chief Executive Officer Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2023, filed on January 29, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q1FY24 FORM 10-Q | 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	January 29, 2024	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	January 29, 2024	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q1FY24 FORM 10-Q | 41