Form 10-Q
period 2024-03-31
Helmerich & Payne, Inc.
filed 2024-04-24
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT April 18, 2024
Common Stock, $0.10 par value	98,724,737

Q2FY24 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
(in thousands except share data)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$193,636	$257,174
Restricted cash	68,547	59,064
Short-term investments	83,390	93,600
Accounts receivable, net of allowance of $2,769 and $2,688, respectively	431,681	404,188
Inventories of materials and supplies, net	107,210	94,227
Prepaid expenses and other, net	64,316	97,727
Assets held-for-sale	—	645
Total current assets	948,780	1,006,625

Investments	274,446	264,947
Property, plant and equipment, net	2,993,825	2,921,695
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	57,360	60,575
Operating lease right-of-use assets	59,730	50,400
Other assets, net	45,054	32,061
Total other noncurrent assets	207,797	188,689

Total assets	$4,424,848	$4,381,956

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$158,296	$130,852
Dividends payable	42,047	25,194
Accrued liabilities	238,494	262,885
Total current liabilities	438,837	418,931

Noncurrent Liabilities:
Long-term debt, net	545,441	545,144
Deferred income taxes	502,088	517,809
Other	135,408	128,129
Total noncurrent liabilities	1,182,937	1,191,082
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of March 31, 2024 and September 30, 2023, and 98,752,018 and 99,426,526 shares outstanding as of March 31, 2024 and September 30, 2023, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	502,586	525,369
Retained earnings	2,786,495	2,707,715
Accumulated other comprehensive loss	(7,713)	(7,981)
Treasury stock, at cost, 13,470,847 shares and 12,796,339 shares as of March 31, 2024 and September 30, 2023, respectively	(489,516)	(464,382)
Total shareholders’ equity	2,803,074	2,771,943
Total liabilities and shareholders' equity	$4,424,848	$4,381,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY24 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
OPERATING REVENUES
Drilling services	$685,131	$766,682	$1,359,696	$1,483,852
Other	2,812	2,540	5,394	5,007
	687,943	769,222	1,365,090	1,488,859
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	401,851	449,110	805,154	877,361
Other operating expenses	1,026	1,188	2,163	2,314
Depreciation and amortization	104,545	96,255	198,536	192,910
Research and development	12,942	8,702	21,550	15,635
Selling, general and administrative	62,037	52,855	118,614	101,310
Asset impairment charges	—	—	—	12,097
Gain on reimbursement of drilling equipment	(7,461)	(11,574)	(14,955)	(27,298)
Other (gain) loss on sale of assets	2,431	(2,519)	(12)	(4,898)
	577,371	594,017	1,131,050	1,169,431
OPERATING INCOME	110,572	175,205	234,040	319,428
Other income (expense)
Interest and dividend income	6,567	5,055	17,301	9,760
Interest expense	(4,261)	(4,239)	(8,633)	(8,594)
Gain (loss) on investment securities	3,747	39,752	(287)	24,661
Other	400	(604)	(143)	(546)
	6,453	39,964	8,238	25,281
Income before income taxes	117,025	215,169	242,278	344,709
Income tax expense	32,194	51,129	62,274	83,524
NET INCOME	$84,831	$164,040	$180,004	$261,185

Basic earnings per common share	$0.85	$1.55	$1.79	$2.46

Diluted earnings per common share:	$0.84	$1.55	$1.79	$2.46

Weighted average shares outstanding:
Basic	98,774	103,968	98,960	104,615
Diluted	99,046	104,363	99,216	105,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY24 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Net income	$84,831	$164,040	$180,004	$261,185
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(39.5) thousand and $(79.0) thousand for the three and six months ended March 31, 2024, respectively, and $(75.0) thousand and $(150.1) thousand for the three and six months ended March 31, 2023, respectively	134	256	268	512
Other comprehensive income	134	256	268	512
Comprehensive income	$84,965	$164,296	$180,272	$261,697
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY24 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	95,173	—	—	—	95,173
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.34 supplemental per share)	—	—	—	(59,094)	—	—	—	(59,094)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(26,661)	—	—	(495)	17,841	(8,820)
Stock-based compensation	—	—	7,672	—	—	—	—	7,672
Share repurchases	—	—	—	—	—	1,298	(47,654)	(47,654)
Other	—	—	292	—	—	—	—	292
Balance at December 31, 2023	112,222	$11,222	$506,672	$2,743,794	$(7,847)	13,599	$(494,195)	$2,759,646
Comprehensive income:
Net income	—	—	—	84,831	—	—	—	84,831
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.17 supplemental per share)	—	—	—	(42,130)	—	—	—	(42,130)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(12,012)	—	—	(230)	8,656	(3,356)
Stock-based compensation	—	—	8,429	—	—	—	—	8,429
Share repurchases	—	—	—	—	—	102	(3,977)	(3,977)
Other	—	—	(503)	—	—	—	—	(503)
Balance at March 31, 2024	112,222	$11,222	$502,586	$2,786,495	$(7,713)	13,471	$(489,516)	$2,803,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2FY24 FORM 10-Q | 6

	Three and Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	97,145	—	—	—	97,145
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.47 supplemental per share)	—	—	—	(76,611)	—	—	—	(76,611)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(22,776)	—	—	(449)	13,293	(9,483)
Stock-based compensation	—	—	8,273	—	—	—	—	8,273
Share repurchases	—	—	—	—	—	844	(39,060)	(39,060)
Other	—	—	(847)	—	—	—	—	(847)
Balance at December 31, 2022	112,222	$11,222	$512,928	$2,494,106	$(11,816)	7,324	$(261,295)	$2,745,145
Comprehensive income:
Net income	—	—	—	164,040	—	—	—	164,040
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(50,046)	—	—	—	(50,046)
Vesting of restricted stock awards, net of shares withheld for employee taxes		—	(11,769)	—	—	(229)	6,842	(4,927)
Stock-based compensation	—	—	7,431	—	—	—	—	7,431
Share repurchases	—	—	—	—	—	2,543	(106,708)	(106,708)
Other	—	—	615	—		—	—	615
Balance at March 31, 2023	112,222	$11,222	$509,205	$2,608,100	$(11,560)	9,638	$(361,161)	$2,755,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q2FY24 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,004	$261,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,536	192,910
Asset impairment charges	—	12,097
Provision for credit loss	90	3,222
Stock-based compensation	16,101	15,704
(Gain) loss on investment securities	287	(24,661)
Gain on reimbursement of drilling equipment	(14,955)	(27,298)
Other gain on sale of assets	(12)	(4,898)
Deferred income tax expense (benefit)	(15,933)	3,165
Other	1,630	1,780
Change in assets and liabilities
Accounts receivable	(23,060)	(70,680)
Inventories of materials and supplies	(13,796)	(12,116)
Prepaid expenses and other	2,862	(16,387)
Other noncurrent assets	(9,369)	(1,060)
Accounts payable	17,505	33,610
Accrued liabilities	(15,851)	(42,614)
Deferred income tax liability	133	(711)
Other noncurrent liabilities	(5,655)	3,006
Net cash provided by operating activities	318,517	326,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(254,711)	(181,479)
Purchase of short-term investments	(74,749)	(64,418)
Purchase of long-term investments	(8,013)	(18,771)
Proceeds from sale of short-term investments	87,122	97,744
Insurance proceeds from involuntary conversion	4,980	—
Proceeds from asset sales	20,898	47,718
Net cash used in investing activities	(224,473)	(119,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(84,371)	(102,941)
Payments for employee taxes on net settlement of equity awards	(12,176)	(14,410)
Share repurchases	(51,302)	(145,013)
Other	(250)	(790)
Net cash used in financing activities	(148,099)	(263,154)
Net decrease in cash and cash equivalents and restricted cash	(54,055)	(56,106)
Cash and cash equivalents and restricted cash, beginning of period	316,238	269,009
Cash and cash equivalents and restricted cash, end of period	$262,183	$212,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$8,047	$8,919
Income tax paid	81,294	118,090
Income tax received	—	(25,687)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	6,714	5,970
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(15,716)	601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q2FY24 FORM 10-Q | 8

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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, Offshore Gulf of Mexico and International Solutions. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 12—Business Segments and Geographic Information for further details on our reportable segments.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2023 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
Income from discontinued operations was presented as a separate line item on our Unaudited Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2023. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023.
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
Q2FY24 FORM 10-Q | 9

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We recorded restricted cash of $68.5 million and $53.2 million at March 31, 2024 and 2023, respectively, and $59.1 million and $36.9 million at September 30, 2023 and 2022, respectively. All restricted cash at March 31, 2024 represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Of the total at September 30, 2023, $0.7 million is related to the acquisition of drilling technology companies, and $58.4 million represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31,		September 30,
(in thousands)	2024	2023	2023	2022
Cash and cash equivalents	$193,636	$159,672	$257,174	$232,131
Restricted cash	68,547	53,231	59,064	36,246
Restricted cash - long-term:
Other assets, net	—	—	—	632
Total cash, cash equivalents, and restricted cash	$262,183	$212,903	$316,238	$269,009
Related Party Transactions
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited ("Tamboran Resources"). In December 2023, all shares of Tamboran Resources were transferred to Tamboran Resources Corporation ("Tamboran Corp.") in exchange for depository interests in Tamboran Corp. Tamboran Corp. is publicly traded on the Australian Securities Exchange under the ticker "TBN" and is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin. One of our executive officers serves as a director of Tamboran Corp. pursuant to nomination rights in the investment agreement. Refer to Note 10—Fair Value Measurement of Financial Instruments for additional information related to our investment.
Concurrent with the investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of March 31, 2024, we recorded $2.7 million in receivables, $8.1 million in other assets and $5.1 million in contract liabilities on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023, we recorded $2.8 million in receivables, $8.0 million in other assets and $6.6 million in contract liabilities on our Consolidated Balance Sheets. We recorded $2.7 million and $7.0 million in revenue on our Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2024, respectively, related to the drilling services agreement with Tamboran Resources, which commenced drilling services during the fourth fiscal quarter of 2023. We expect to earn $33.7 million in revenue over the remaining contract term, and, as such, this amount is included within our contract backlog as of March 31, 2024.
Q2FY24 FORM 10-Q | 10

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
Standards that are not yet adopted as of March 31, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
Self-Insurance
We continue to use our captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs primarily consisted of adjustments of $1.6 million and $1.7 million to accruals for estimated losses for the three months ended March 31, 2024 and 2023, respectively, and $5.1 million and $4.7 million for the six months ended March 31, 2024 and 2023, respectively, and rig and casualty insurance premiums of $9.9 million and $10.9 million during the three months ended March 31, 2024 and 2023, respectively, and $19.0 million and $20.9 million for the six months ended March 31, 2024 and 2023, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended March 31, 2024 and 2023 amounted to $15.8 million and $17.7 million, respectively, and $31.0 million and $34.1 million during the six months ended March 31, 2024 and 2023, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Gulf of Mexico reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended March 31, 2024 and 2023 were $3.2 million and $2.5 million, respectively, and $7.3 million and $5.3 million for the six months ended March 31, 2024 and 2023, respectively.
Q2FY24 FORM 10-Q | 11

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
We recorded aggregate foreign currency losses of $0.6 million and $2.4 million for the three and six months ended March 31, 2024, respectively, and $0.1 million and $0.3 million for the three and six months ended March 31, 2023, respectively. The aggregate foreign currency loss for three and six months ended March 31, 2024 was primarily due to Argentina's devaluation of its peso relative to the U.S. dollar by approximately 55 percent in December 2023. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of March 31, 2024, our cash balance in Argentina was the U.S. dollar equivalent of $13.0 million in Argentine Pesos.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and six months ended March 31, 2024, approximately 6.9 percent and 7.5 percent of our operating revenues were generated from international locations compared to 7.4 percent and 7.5 percent during the three and six months ended March 31, 2023, respectively. During the three and six months ended March 31, 2024, approximately 74.6 percent and 76.7 percent of operating revenues from international locations were from operations in South America compared to 86.3 percent and 88.4 percent during the three and six months ended March 31, 2023, respectively. Substantially all of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
Q2FY24 FORM 10-Q | 12

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2024 and September 30, 2023 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2024	September 30, 2023
Drilling services equipment	4 - 15 years	$6,529,103	$6,396,612
Tubulars	4 years	570,981	564,032
Real estate properties	10 - 45 years	48,463	47,313
Other	2 - 23 years	455,147	443,366
Construction in progress[1]		131,171	97,374
		7,734,865	7,548,697
Accumulated depreciation		(4,741,040)	(4,627,002)
Property, plant and equipment, net		$2,993,825	$2,921,695

Assets held-for-sale		$—	$645
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended March 31, 2024 and 2023 was $102.9 million and $94.6 million, including abandonments of $2.6 million and $1.0 million, respectively. During the three months ended March 31, 2024, depreciation expense included $7.3 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2024 as compared to $0.8 million for three months ended March 31, 2023. Depreciation expense during the six months ended March 31, 2024 and 2023 was $195.3 million and $189.5 million, including abandonments of $3.1 million and $2.1 million, respectively. During the six months ended March 31, 2024, depreciation expense included $8.2 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2024 as compared to $1.7 million for six months ended March 31, 2023. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The loss of $9.2 million was recorded as abandonment expense within Depreciation and amortization in our Unaudited Condensed Consolidated Statement of Operations for the six months ended March 31, 2023 and was offset by an insurance recovery that was also recognized within Depreciation and amortization for the same amount as the loss. During the fiscal year ended September 30, 2023, we collected $9.2 million of the total expected insurance proceeds. During the three months ended March 31, 2024, we recognized a gain on involuntary conversion of the rig of $5.5 million. We collected $5.0 million of insurance proceeds during the period, with an outstanding receivable of $0.5 million as of March 31, 2024. The total insurance proceeds received during the period exceeds the recognized loss and therefore was recognized as a gain within operating income during the three months ended March 31, 2024.
Impairment Charges
Fiscal Year 2024 Activity
We did not record any impairment charges during the three and six months ended March 31, 2024.
Fiscal Year 2023 Activity
During the six months ended March 31, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the six months ended March 31, 2023. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the six months ended March 31, 2023. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidated Statement of Operations.
Q2FY24 FORM 10-Q | 13

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
Gain on Reimbursement of Drilling Equipment
We recognized gains of $7.5 million and $15.0 million during the three and six months ended March 31, 2024, respectively, and $11.6 million and $27.3 million during the three and six months ended March 31, 2023, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the three and six months ended March 31, 2024, we had no additions or impairments to goodwill. As of March 31, 2024 and September 30, 2023, the goodwill balance was $45.7 million.
Intangible Assets
Our intangible assets are recorded within our North America Solutions reportable segment and consist of the following:

		March 31, 2024			September 30, 2023
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$37,070	$52,026	$89,096	$34,092	$55,004
Intellectual property	13 years	2,000	582	1,418	2,000	503	1,497
Trade name	20 years	5,865	1,949	3,916	5,865	1,791	4,074
		$96,961	$39,601	$57,360	$96,961	$36,386	$60,575
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.6 million for the three months ended March 31, 2024 and 2023, respectively and $3.2 million and $3.4 million for the six months ended March 31, 2024 and 2023, respectively. Amortization expense is estimated to be approximately $3.2 million for the remainder of fiscal year 2024, and approximately $6.4 million for fiscal year 2025 through 2028.

NOTE 5 DEBT
We have the following unsecured long-term debt outstanding with maturity shown in the following table:

	March 31, 2024			September 30, 2023
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(4,559)	$545,441	$550,000	$(4,856)	$545,144
Long-term debt	$550,000	$(4,559)	$545,441	$550,000	$(4,856)	$545,144
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
Q2FY24 FORM 10-Q | 14

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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2024, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
As of March 31, 2024, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of March 31, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $45.0 million outstanding as of March 31, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2024, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended March 31, 2024 and 2023 was $32.2 million and $51.1 million, respectively, resulting in effective tax rates of 27.5 percent and 23.8 percent, respectively. Our income tax expense for the six months ended March 31, 2024 and 2023 was $62.3 million and $83.5 million, respectively, resulting in effective tax rates of 25.7 percent and 24.2 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2024 primarily due to state and foreign income taxes, and permanent non-deductible items. Additionally, the effective tax rate for the six months ended March 31, 2024 differs from U.S. federal statutory rate of 21.0 percent due to a discrete tax benefit of $0.9 million related to equity compensation.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2023 primarily due to state and foreign income taxes, and permanent non-deductible items. Additionally, the effective tax rate for the six months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0 percent due to a discrete tax expense of $0.2 million related to equity compensation.
Q2FY24 FORM 10-Q | 15

As of March 31, 2024, we have recorded unrecognized tax benefits and related interest and penalties of approximately $3.4 million. We believe it is reasonably possible that up to $2.8 million of the unrecognized tax benefits, interest and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors ("the Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the three and six months ended March 31, 2024, we repurchased 0.1 million and 1.4 million common shares at an aggregate cost of $4.0 million and $51.6 million, respectively, including excise tax of $0.3 million for the six months ended March 31, 2024. During the three and six months ended March 31, 2023, we repurchased 2.5 million and 3.4 million common shares at an aggregate cost of $106.7 million and $145.8 million (including excise tax of $0.8 million in both periods), respectively.
During the three and six months ended March 31, 2024, we declared $42.1 million and $101.2 million, respectively, in cash dividends. A base cash dividend of $0.25 per share and a supplemental dividend of $0.17 per share was declared on February 28, 2024 for shareholders of record on May 17, 2024, payable on May 31, 2024. As a result, we recorded a Dividend payable of $42.0 million on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

	March 31,	September 30,
(in thousands)	2024	2023
Pre-tax amounts:
Unrealized pension actuarial loss	$(10,059)	$(10,407)
	$(10,059)	$(10,407)
After-tax amounts:
Unrealized pension actuarial loss	$(7,713)	$(7,981)
	$(7,713)	$(7,981)
Fluctuations in actuarial gains and losses are primarily due to changes in the discount rate and investment returns related to the defined benefit pension plan.
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, related to the defined benefit pension plan for the three and six months ended March 31, 2024:

(in thousands)	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Balance at beginning of period	$(7,847)	$(7,981)
Activity during the period:
Net current-period other comprehensive income	134	268
	134	268
Balance at March 31, 2024	$(7,713)	$(7,713)

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
Q2FY24 FORM 10-Q | 16

Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $287.8 million and $586.0 million, of which $10.4 million and $25.6 million was related to performance bonuses recognized due to the achievement of performance targets during the three and six months ended March 31, 2024, respectively. Total revenue recognized from performance contracts, including performance bonuses, was $297.2 million and $567.2 million, of which $11.5 million and $21.6 million was related to performance bonuses recognized due to the achievement of performance targets during the three and six months ended March 31, 2023, respectively.
Contract Costs
We had capitalized fulfillment costs of $10.6 million and $11.4 million as of March 31, 2024 and September 30, 2023, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2024 was approximately $1.7 billion, of which approximately $0.6 billion is expected to be recognized during the remainder of fiscal year 2024, approximately $0.5 billion during fiscal year 2025, and approximately $0.6 billion in fiscal year 2026 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	March 31, 2024	September 30, 2023
Contract assets, net	$4,772	$6,560

(in thousands)	March 31, 2024
Contract liabilities balance at September 30, 2023	$28,882
Payment received/accrued and deferred	29,242
Revenue recognized during the period	(31,320)
Contract liabilities balance at March 31, 2024	$26,804

NOTE 9 EARNINGS PER COMMON SHARE
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
Q2FY24 FORM 10-Q | 17

During the second quarter of fiscal year 2023, Income from discontinued operations was presented as a separate line item on our Unaudited Condensed Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023. To conform with the current fiscal year presentation, basic and diluted earnings per share for continuing and discontinued operations are presented in the aggregate, for the three and six months ended March 31, 2023, as presented below.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$84,831	$164,040	$180,004	261,185

Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(1,242)	(2,237)	(2,489)	(3,511)
Numerator for basic earnings per share	83,589	161,803	177,515	257,674

Adjustment for diluted earnings per share
Effect of reallocating undistributed earnings of unvested shareholders	2	6	3	6
Numerator for diluted earnings per share	$83,591	$161,809	$177,518	$257,680

Denominator:
Denominator for basic earnings per share - weighted-average shares	98,774	103,968	98,960	104,615
Effect of dilutive shares from restricted stock and performance share units	272	395	256	388
Denominator for diluted earnings per share - adjusted weighted-average shares	99,046	104,363	99,216	105,003

Basic earnings per common share:	$0.85	$1.55	$1.79	$2.46

Diluted earnings per common share:	$0.84	$1.55	$1.79	$2.46
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Potentially dilutive shares excluded as anti-dilutive	2,684	2,426	2,388	2,516
Weighted-average price per share	$57.93	$62.03	$60.63	$61.74

NOTE 10 FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
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
Q2FY24 FORM 10-Q | 18

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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	March 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate and municipal debt securities	$38,756	$—	$38,756	$—
U.S. government and federal agency securities	44,634	44,634	—	—
Total	83,390	44,634	38,756	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	16,165	16,165	—	—
Investment in ADNOC Drilling	172,620	172,620	—	—
Investment in Tamboran	11,734	11,734	—	—
Debt securities:
Investment in Galileo	36,301	—	—	36,301
Geothermal debt securities	2,000	—	—	2,000
Other debt securities	5,250	5,000	—	250
Total	244,070	205,519	—	38,551

Nonrecurring fair value measurements[1]:
Other equity securities	2,965	—	—	2,965
Total	2,965	—	—	2,965

Total	247,035	205,519	—	41,516

Liabilities
Contingent consideration	$14,000	$—	$—	$14,000
(1)As of March 31, 2024, our equity security investments in geothermal energy totaled $27.2 million and our debt security investments in held to maturity bonds totaled $0.2 million. None of these investments were marked to fair value during the period. The investments are measured at cost, less any impairments.
Q2FY24 FORM 10-Q | 19

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
Q2FY24 FORM 10-Q | 20

During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. Consistent with the provisions of ASU No. 2022-03, contractual sale restrictions are not considered in the fair value measurement of our investment in ADNOC Drilling. During the three and six months ended March 31, 2024, we recognized gain (loss) of $8.3 million and $(2.1) million, respectively, on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to gain of $42.6 million and $24.4 million during the three and six months ended March 31, 2023, respectively. As of March 31, 2024, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
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
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage (approximately 5.1 percent as of March 31, 2024), operational involvement and role on the investee's board of directors. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three and six months ended March 31, 2024, we recognized gain (loss) of $(4.5) million and $1.8 million, respectively, recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to a gain (loss) of $(3.0) million and $0.1 million during the three and six months ended March 31, 2023, respectively.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2 ("Galileo parent"). Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). During the fiscal year ended September 30, 2023, our convertible note agreement was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we include accrued interest in our total investment balance. We do not intend to sell this investment prior to its maturity date or an exit event. As of March 31, 2024, the fair value of the convertible note was approximately equal to the cost basis.
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

March 31, 2024
Fair Value	Valuation Technique	Unobservable Inputs
$36,301	Black-Scholes-Merton model	Discount rate	20.8%
		Risk-free rate	4.3%
		Equity volatility	105.0%
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
Q2FY24 FORM 10-Q | 21

A majority of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Assets at beginning of period	$37,868	$33,107	$37,440	$33,565
Purchases	250	2,033	250	2,075
Accrued interest	433	—	866	—
Transfers out	—	—	—	(500)
Reserves	—	—	(5)	—
Assets at end of period	$38,551	$35,140	$38,551	$35,140

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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2024	2023	2024	2023
Assets at beginning of period	$28,523	$25,800	$28,232	$23,745
Purchases	2,245	501	2,536	2,556
Disposals	(616)	—	(616)	—
Assets at end of period	$30,152	$26,301	$30,152	$26,301
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Liabilities at beginning of period	$8,350	$3,780	$9,455	$4,022
Additions	—	—	—	500
Total gains or losses:
Included in earnings	5,650	1,750	5,670	1,758
Settlements[1]	—	(500)	(1,125)	(1,250)
Liabilities at end of period	$14,000	$5,030	$14,000	$5,030
(1)Settlements represent earnout payments that have been paid or earned during the period.
Q2FY24 FORM 10-Q | 22

Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at March 31, 2024 and September 30, 2023.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at March 31, 2024 and September 30, 2023:

(in millions)	March 31, 2024	September 30, 2023
Long-term debt, net
Carrying value	$545.4	$545.1
Fair value	461.2	435.5
The fair values of the long-term fixed-rate debt is based on broker quotes at March 31, 2024 and September 30, 2023. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 11 COMMITMENTS AND CONTINGENCIES
Lease Obligations
During the six months ended March 31, 2024, we amended the lease for our Tulsa industrial facility. As part of the amendment, we extended the lease term, now continuing through June 30, 2035 with two five year renewal options, resulting in an increase of $18.1 million to the right-of-use assets and lease liability on our Unaudited Condensed Consolidated Balance Sheet. We recognized one of the five year renewal options as part of our right-of-use assets and lease liabilities. This contract is accounted for as an operating lease.
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2024, we had purchase commitments for equipment, parts and supplies of approximately $153.2 million.
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
Q2FY24 FORM 10-Q | 23

NOTE 12 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
We are a performance-driven drilling solutions and technologies company based in Tulsa, Oklahoma with operations in all major U.S. onshore oil and gas producing basins as well as South America, the Middle East and Australia. Our drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies. We believe we are the recognized industry leader in drilling as well as technological innovation. We focus on offering our customers an integrated solutions-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations rather than a product-based offering, such as a rig or separate technology package. Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, International Solutions, and Offshore Gulf of Mexico.
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
Segment Performance
We evaluate segment performance based on income (segment operating income) before income taxes which includes:
•Revenues from external and internal customers
•Direct operating expenses
•Depreciation and amortization
•Research and development
•Allocated general and administrative expenses
•Asset impairment charges
but excludes gain on reimbursement of drilling equipment, other gain (loss) on sale of assets, corporate selling, general and administrative costs, and corporate depreciation.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three and six months ended March 31, 2024 and 2023 is shown in the following tables:

	Three Months Ended March 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$613,339	$45,878	$25,913	$2,813	$—	$687,943
Intersegment	—	—	—	15,746	(15,746)	—
Total sales	613,339	45,878	25,913	18,559	(15,746)	687,943

Segment operating income	$147,130	$3,569	$78	$2,785	$(772)	$152,790

	Three Months Ended March 31, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$675,780	$55,890	$34,979	$2,573	$—	$769,222
Intersegment	—	—	—	17,662	(17,662)	—
Total sales	675,780	55,890	34,979	20,235	(17,662)	769,222

Segment operating income	$182,149	$3,955	$6,687	$6,823	$(2,267)	$197,347
Q2FY24 FORM 10-Q | 24

	Six Months Ended March 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$1,207,621	$100,630	$51,444	$5,395	$—	$1,365,090
Intersegment	—	—	—	30,972	(30,972)	—
Total sales	1,207,621	100,630	51,444	36,367	(30,972)	1,365,090

Segment operating income	$291,620	$8,992	$3,130	$2,718	$(438)	$306,022

	Six Months Ended March 31, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$1,302,943	$110,691	$70,143	$5,082	$—	$1,488,859
Intersegment	—	—	—	34,064	(34,064)	—
Total sales	1,302,943	110,691	70,143	39,146	(34,064)	1,488,859

Segment operating income	$327,446	$5,529	$13,433	$11,500	$43	$357,951
The following table reconciles segment operating income per the tables above to income before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Segment operating income	$152,790	$197,347	$306,022	$357,951
Gain on reimbursement of drilling equipment	7,461	11,574	14,955	27,298
Other gain (loss) on sale of assets	(2,431)	2,519	12	4,898
Corporate selling, general and administrative costs and corporate depreciation	(47,248)	(36,235)	(86,949)	(70,719)
Operating income	110,572	175,205	234,040	319,428
Other income (expense)
Interest and dividend income	6,567	5,055	17,301	9,760
Interest expense	(4,261)	(4,239)	(8,633)	(8,594)
Gain (loss) on investment securities	3,747	39,752	(287)	24,661
Other	400	(604)	(143)	(546)
Total unallocated amounts	6,453	39,964	8,238	25,281
Income before income taxes	$117,025	$215,169	$242,278	$344,709
The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2024	September 30, 2023
Total assets[1]
North America Solutions	$3,375,674	$3,320,203
International Solutions	468,982	407,143
Offshore Gulf of Mexico	73,983	73,319
Other	152,179	154,290
	4,070,818	3,954,955
Investments and corporate operations	354,030	427,001
	$4,424,848	$4,381,956
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
Q2FY24 FORM 10-Q | 25

The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Operating revenues
United States	$640,689	$712,302	$1,262,306	$1,376,475
Argentina	34,024	35,490	69,900	69,324
Colombia	1,242	13,652	8,945	30,021
Bahrain	4,535	4,198	9,032	6,467
United Arab Emirates	3,430	2,542	5,795	4,879
Australia	2,646	—	6,958	—
Other foreign	1,377	1,038	2,154	1,693
Total	$687,943	$769,222	$1,365,090	$1,488,859
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.
Q2FY24 FORM 10-Q | 26

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
Q2FY24 FORM 10-Q | 27

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

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2024, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 233 rigs, the International Solutions segment with 22 rigs, and the Offshore Gulf of Mexico segment with seven offshore platform rigs as of March 31, 2024. At the close of the second quarter of fiscal year 2024, we had 166 active contracted rigs, of which 102 were under a fixed-term contract and 64 were working well-to-well, compared to 164 contracted rigs at September 30, 2023. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times, volatile market conditions and to take advantage of future opportunities.

Market Outlook
With regards to our North America Solutions segment, we believe the current crude oil pricing environment and the desire of many of our customers to at least maintain their present production levels are supportive of current rig activity. In contrast, the weakened natural gas pricing environment that began in calendar 2023 has caused some customers to keep their natural gas activity relatively low, and in some cases to further pull back on their planned activity levels in calendar 2024. While the Company does have some exposure to customers drilling for natural gas, we believe our exposure to be limited. In total, we expect the average level of capital spending by our customers in calendar year 2024 to remain flat to down by approximately 5% relative to calendar year 2023. As such, we do not expect much change in activity levels in calendar 2024 from where they are currently; we exited March 31, 2024 with 152 active rigs in our North America Solutions segment.
During the past few quarters, there has been an increasing number of customer consolidations within the industry with larger E&P operators acquiring or merging with smaller E&P operators. We have seen this phenomenon having a near-term modestly negative affect on overall rig demand as the consolidated entity moves forward with fewer rigs than the two previous entities would have on a stand alone basis. We believe we are less impacted by these consolidations as it appears the demand for super-spec rigs is to a lesser extent affected by these consolidations than the demand for non-super-spec rigs. Furthermore, due to the make-up of our customer base, we typically have an incumbent position with customers that tend to be the acquirers in these transactions.
Q2FY24 FORM 10-Q | 28

The overall demand for super-spec rigs in the U.S. remains relatively strong and while some readily available idle super-spec capacity exists in the market, we do not believe it is to a level that would have a significant impact on our rig pricing. We expect this supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology to result in our ability to maintain and possibly improve upon current contract economics.
Collectively, our other business segments, International Solutions and Offshore Gulf of Mexico, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. We are currently pursuing an international expansion strategy with the aim to provide growth and diversification for the Company with the understanding that such a strategy will take time and capital to execute. During fiscal year 2024, we plan to continue to devote capital to our international expansion strategy and, in particular, to a recent contract award for seven super-spec rigs in the Kingdom of Saudi Arabia. We had contemplated the capital spending necessary to prepare these rigs for export as part of our fiscal year 2024 capital expenditure budget. A majority of these rigs are currently scheduled for delivery and customer acceptance during our first half of fiscal year 2025 and thus will have no revenue impact on fiscal year 2024 results. Currently, activity levels in the International Solutions and Offshore Gulf of Mexico business segments are expected to remain relatively steady at current levels for the remainder of fiscal year 2024.
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

Recent Developments
International Revenue Contracts
During the three months ended March 31, 2024, the Company finalized the contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. These rigs are expected to commence operations shortly after delivery, which is currently scheduled for the first half of fiscal year 2025. These rigs will be sourced from our idle super-spec rigs in the U.S., converted to walking configurations, and further equipped to suit contractual specifications. Additionally, in the Middle East we were successful in contracting one additional super-spec rig in Bahrain. The rig to be utilized for this work is already located in the region as part of our Middle East hub and is expected to commence operations during the first half of fiscal year 2025.

Contract Backlog
As of March 31, 2024 and September 30, 2023, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.7 billion and $1.4 billion, respectively. The increase in backlog from September 30, 2023 to March 31, 2024 is due to the Company finalizing contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. These amounts do not include anticipated contract renewals or expected performance bonuses. Approximately 66.6 percent of the March 31, 2024 total backlog is reasonably expected to be fulfilled in fiscal year 2025 and thereafter.
Q2FY24 FORM 10-Q | 29

The following table sets forth the total backlog by reportable segment as of March 31, 2024 and September 30, 2023, and the percentage of the March 31, 2024 backlog reasonably expected to be fulfilled in fiscal year 2025 and thereafter:

(in billions)	March 31, 2024	September 30, 2023	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025 and Thereafter
North America Solutions	$1.0	$1.1	47.6%
International Solutions	0.7	0.3	91.7
Offshore Gulf of Mexico	—	—	—
	$1.7	$1.4
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023
Consolidated Results of Operations
Net Income We reported income of $84.8 million ($0.84 per diluted share) for the three months ended March 31, 2024 compared to income of $164.0 million ($1.55 per diluted share) for the three months ended March 31, 2023.
Operating Revenue Consolidated operating revenues were $687.9 million and $769.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by lower activity levels in our North America Solutions and Offshore Gulf of Mexico segments. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $402.9 million and $450.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributable to the aforementioned lower activity levels. During the three months ended March 31, 2024, we recognized approximately $5.7 million in direct operating expenses associated with the fair value adjustment of contingent consideration related to potential earnout payments associated with our business acquisitions in fiscal year 2019, partially offset by a gain on involuntary conversion of a rig of approximately $5.5 million.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $62.0 million during the three months ended March 31, 2024 compared to $52.9 million during the three months ended March 31, 2023. The increase was primarily due to a $4.8 million increase in labor and labor-related expenses.
Gain on Investment Securities During the three months ended March 31, 2024, we recognized an aggregate gain of $3.7 million on investment securities. The gain was primarily due to a $8.3 million gain on our equity investment in ADNOC Drilling, partially offset by a $4.5 million loss on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks. During the three months ended March 31, 2023, we recognized an aggregate gain of $39.8 million on investment securities. The gain was primarily due to a $42.6 million gain on our equity investment in ADNOC Drilling, partially offset by a $3.0 million loss on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks.
Income Taxes For the three months ended March 31, 2024, we had income tax expense of $32.2 million compared to income tax expense of $51.1 million for the three months ended March 31, 2023. Our statutory federal income tax rate for fiscal year 2024 and 2023 is 21.0 percent (before incremental state and foreign taxes).
Q2FY24 FORM 10-Q | 30

North America Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$613,339	$675,780	(9.2)%
Direct operating expenses	341,938	379,611	(9.9)
Depreciation and amortization	97,573	89,070	9.5
Research and development	13,006	8,738	48.8
Selling, general and administrative expense	13,692	16,212	(15.5)
Segment operating income	$147,130	$182,149	(19.2)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$271,401	$296,169	(8.4)
Revenue days[3]	14,123	16,488	(14.3)
Average active rigs[4]	155	183	(14.3)
Number of active rigs at the end of period[5]	152	179	(15.1)
Number of available rigs at the end of period	233	233	—
Reimbursements of "out-of-pocket" expenses	$73,584	$77,442	(5.0)
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
Operating Revenues Operating revenues were $613.3 million and $675.8 million in the three months ended March 31, 2024 and 2023, respectively. The $62.5 million decrease in operating revenue was primarily due to a 14.3 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $341.9 million during the three months ended March 31, 2024 as compared to $379.6 million during the three months ended March 31, 2023. This decrease was primarily driven by lower activity levels, partially offset by an increase in per revenue day labor and materials and supplies expense.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $97.6 million during the three months ended March 31, 2024 as compared to $89.1 million during the three months ended March 31, 2023. The increase was primarily driven by $7.3 million of accelerated depreciation recognized during the three months ended March 31, 2024 for components on rigs that are scheduled for conversion in fiscal year 2024.
Research and Development Expense Research and development expense increased to $13.0 million during the three months ended March 31, 2024 as compared to $8.7 million during the three months ended March 31, 2023. The increase was driven by an associated asset acquisition that occurred during the three months ended March 31, 2024.
Selling, General and Administrative Expense Selling, general and administrative expense decreased to $13.7 million during the three months ended March 31, 2024 as compared to $16.2 million during the three months ended March 31, 2023. The decrease was driven by a $3.5 million decrease in professional service fees.
Q2FY24 FORM 10-Q | 31

International Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$45,878	$55,890	(17.9)%
Direct operating expenses	37,514	47,275	(20.6)
Depreciation	2,418	1,652	46.4
Selling, general and administrative expense	2,377	3,008	(21.0)
Segment operating income	$3,569	$3,955	(9.8)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$8,364	$8,615	(2.9)
Revenue days[3]	1,038	1,263	(17.8)
Average active rigs[4]	11	14	(17.8)
Number of active rigs at the end of period[5]	11	15	(26.7)
Number of available rigs at the end of period	22	22	—
Reimbursements of "out-of-pocket" expenses	$1,964	$2,789	(29.6)
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
Operating Revenues Operating revenues were $45.9 million and $55.9 million in the three months ended March 31, 2024 and 2023, respectively. The $10.0 million decrease in operating revenue was primarily due to a 17.8 percent decrease in activity levels.
Direct Operating Expenses Direct operating expenses decreased to $37.5 million during the three months ended March 31, 2024 as compared to $47.3 million during the three months ended March 31, 2023. This decrease was also primarily driven by a 17.8 percent decrease in activity levels.
Q2FY24 FORM 10-Q | 32

Offshore Gulf of Mexico

	Three Months Ended March 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$25,913	$34,979	(25.9)%
Direct operating expenses	23,010	25,688	(10.4)
Depreciation	1,941	1,904	1.9
Selling, general and administrative expense	884	700	26.3
Segment operating income	$78	$6,687	(98.8)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$2,903	$9,291	(68.8)
Revenue days[3]	273	360	(24.2)
Average active rigs[4]	3	4	(24.2)
Number of active rigs at the end of period[5]	3	4	(25.0)
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$8,857	$7,994	10.8
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
Operating Revenues Operating revenues were $25.9 million and $35.0 million in the three months ended March 31, 2024 and 2023, respectively. The $9.1 million decrease in operating revenue was primarily due to a 24.2 percent decrease in activity.
Direct Operating Expenses Direct operating expenses decreased to $23.0 million during the three months ended March 31, 2024 as compared to $25.7 million during the three months ended March 31, 2023. This decrease was primarily driven by a decrease in activity levels as described above partially offset by a decrease in per revenue day labor and materials and supplies expense.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	% Change
Operating revenues	$18,559	$20,235	(8.3)%
Direct operating expenses	14,910	12,656	17.8
Depreciation	475	456	4.2
Selling, general and administrative expense	389	300	29.7
Operating income	$2,785	$6,823	(59.2)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $18.6 million and $20.2 million during the three months ended March 31, 2024 and 2023, respectively, primarily consisted of $15.8 million and $17.7 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Q2FY24 FORM 10-Q | 33

Direct Operating Expenses Direct operating expenses of $14.9 million and $12.7 million during the three months ended March 31, 2024 and 2023, respectively, primarily consisted of $1.6 million and $1.7 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $9.9 million and $10.9 million, respectively, and medical stop loss expenses of $3.2 million and $2.5 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Six Months Ended March 31, 2024 and 2023

Consolidated Results of Operations
Net Income We reported income of $180.0 million ($1.79 per diluted share) for the six months ended March 31, 2024 compared to income of $261.2 million ($2.46 per diluted share) for the six months ended March 31, 2023.
Operating Revenue Consolidated operating revenues were $1.4 billion and $1.5 billion for the six months ended March 31, 2024 and 2023, respectively. The decrease was primarily driven by lower activity levels in our North America Solutions and Offshore Gulf of Mexico segments. Refer to segment results below for further details.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $807.3 million and $879.7 million for the six months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributable to the aforementioned lower activity levels. During the six months ended March 31, 2024, we recognized $5.7 million in direct operating expenses associated with the fair value adjustment of contingent consideration related to potential earnout payments associated with our business acquisitions in fiscal year 2019, partially offset by a gain on involuntary conversion of a rig of approximately $5.5 million.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $118.6 million during the six months ended March 31, 2024 compared to $101.3 million during the six months ended March 31, 2023. The increase was primarily due to a $11.9 million increase in labor and labor-related expenses.
Asset Impairment Charges During the six months ended March 31, 2023, we recorded $12.1 million in asset impairment charges as the Company initiated a plan to decommission, scrap and/or sell certain assets including four international FlexRig® drilling rigs and four international conventional drilling rigs, and assets previously classified as Assets held-for-sale and additional equipment were written down to scrap value. Refer to segment results below for further details.
Gain (Loss) on Investment Securities During the six months ended March 31, 2024, we recognized an aggregate loss of $0.3 million on investment securities. The loss was primarily due to a $2.1 million loss on our equity investment in ADNOC Drilling, partially offset by a $1.8 million gain on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks. During the six months ended March 31, 2023, we recognized an aggregate gain of $24.7 million on investment securities. The gain was primarily due to a $24.4 million gain on our equity investment in ADNOC Drilling caused by an increase in the fair market value of the stock.
Income Taxes For the six months ended March 31, 2024 we had income tax expense of $62.3 million (which includes a discrete tax benefit of $0.9 million related to equity compensation) compared to income tax expense of $83.5 million (which includes a discrete tax expense of $0.2 million related to equity compensation) for the six months ended March 31, 2023. Our statutory federal income tax rate for fiscal year 2024 and 2023 is 21.0 percent (before incremental state and foreign taxes).
Q2FY24 FORM 10-Q | 34

North America Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$1,207,621	$1,302,943	(7.3)%
Direct operating expenses	680,146	746,466	(8.9)
Depreciation and amortization	184,592	178,884	3.2
Research and development	21,695	15,797	37.3
Selling, general and administrative expense	29,568	30,402	(2.7)
Asset impairment charges	—	3,948	(100.0)
Segment operating income	$291,620	$327,446	(10.9)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	527,475	556,477	(5.2)
Revenue days[3]	27,834	33,067	(15.8)
Average active rigs[4]	152	182	(15.8)
Number of active rigs at the end of period[5]	152	179	(15.1)
Number of available rigs at the end of period	233	233	—
Reimbursements of "out-of-pocket" expenses	$143,312	$156,601	(8.5)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 183 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $1.2 billion and $1.3 billion in the six months ended March 31, 2024 and 2023, respectively. The $0.1 billion decrease in operating revenue was primarily due to a 15.8 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $680.1 million during the six months ended March 31, 2024 as compared to $746.5 million during the six months ended March 31, 2023. This decrease was primarily driven by lower activity levels, partially offset by a decrease in per revenue day labor and materials and supplies expense.

    Depreciation and Amortization Expense Depreciation and amortization expense increased to $184.6 million during the six months ended March 31, 2024 as compared to $178.9 million during the six months ended March 31, 2023. The increase was primarily driven by $8.2 million of accelerated depreciation recognized during the six months ended March 31, 2024 for components on rigs that are scheduled for conversion in fiscal year 2024.
Research and Development Expense Research and development expense increased to $21.7 million during the six months ended March 31, 2024 as compared to $15.8 million during the six months ended March 31, 2023. The increase was driven by an associated asset acquisition that occurred during the six months ended March 31, 2024.
Asset Impairment Charges During the six months ended March 31, 2023, assets that were previously classified as Assets held-for-sale were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the six months ended March 31, 2023. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the six months ended March 31, 2023.
Q2FY24 FORM 10-Q | 35

International Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$100,630	$110,691	(9.1)%
Direct operating expenses	82,033	88,252	(7.0)
Depreciation	4,752	3,044	56.1
Selling, general and administrative expense	4,853	5,717	(15.1)
Asset impairment charges	—	8,149	(100.0)
Segment operating income	$8,992	$5,529	62.6

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$18,597	$22,439	(17.1)
Revenue days[3]	2,211	2,403	(8.0)
Average active rigs[4]	12	13	(8.0)
Number of active rigs at the end of period[5]	11	15	(26.7)
Number of available rigs at the end of period	22	22	—
Reimbursements of "out-of-pocket" expenses	$5,348	$5,645	(5.3)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 183 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period
Operating Revenues Operating revenues were $100.6 million and $110.7 million in the six months ended March 31, 2024 and 2023, respectively. The $10.1 million decrease in operating revenue was primarily due to an 8.0 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $82.0 million during the six months ended March 31, 2024 as compared to $88.3 million during the six months ended March 31, 2023. This decrease was also primarily driven by a 8.0 percent decrease in activity levels.
Asset Impairment Charges During the six months ended March 31, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million during the six months ended March 31, 2023.
Q2FY24 FORM 10-Q | 36

Offshore Gulf of Mexico

	Six Months Ended March 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$51,444	$70,143	(26.7)%
Direct operating expenses	42,589	51,379	(17.1)
Depreciation	4,009	3,798	5.6
Selling, general and administrative expense	1,716	1,533	11.9
Segment operating income	$3,130	$13,433	(76.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	8,855	18,764	(52.8)
Revenue days[3]	562	728	(22.8)
Average active rigs[4]	3	4	(22.8)
Number of active rigs at the end of period[5]	3	4	(25.0)
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$16,684	$15,183	9.9
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 183 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period
Operating Revenues Operating revenues were $51.4 million and $70.1 million in the six months ended March 31, 2024 and 2023, respectively. The $18.7 million decrease in operating revenue was primarily due to a 22.8 percent decrease in activity levels.
Direct Operating Expenses Direct operating expenses decreased to $42.6 million during the six months ended March 31, 2024 as compared to $51.4 million during the six months ended March 31, 2023. This decrease was primarily driven by a decrease in activity levels as described above.

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2024	2023	% Change
Operating revenues	$36,367	$39,146	(7.1)%
Direct operating expenses	31,999	26,245	21.9
Depreciation	947	913	3.7
Selling, general and administrative expense	703	488	44.1
Operating income	2,718	11,500	(76.4)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $36.4 million and $39.1 million during the six months ended March 31, 2024 and 2023, respectively, primarily consisted of $31.0 million and $34.1 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $32.0 million and $26.2 million during the six months ended March 31, 2024 and 2023, respectively, primarily consisted of $5.1 million and $4.7 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $19.0 million and $20.9 million, respectively, and medical stop loss expenses of $7.3 million and $5.3 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary.
Q2FY24 FORM 10-Q | 37

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
As of March 31, 2024, we had cash and cash equivalents of $193.6 million, restricted cash of $68.5 million and short-term investments of $83.4 million. Our cash flows for the six months ended March 31, 2024, and 2023 are presented below:

	Six Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$318,517	$326,254
Investing activities	(224,473)	(119,206)
Financing activities	(148,099)	(263,154)
Net decrease in cash and cash equivalents and restricted cash	$(54,055)	$(56,106)
Q2FY24 FORM 10-Q | 38

Operating Activities
Our operating net working capital (non-GAAP) as of March 31, 2024 and September 30, 2023 is presented below:

	March 31,	September 30,
(in thousands)	2024	2023
Total current assets	$948,780	$1,006,625
Less:
Cash and cash equivalents	193,636	257,174
Short-term investments	83,390	93,600
Assets held-for-sale	—	645
Prepaid property, plant and equipment	12,823	21,821
	658,931	633,385

Total current liabilities	438,837	418,931
Less:
Dividends payable	42,047	25,194
	$396,790	$393,737

Operating net working capital (non-GAAP)	$262,141	$239,648
Cash flows provided by operating activities were approximately $318.5 million and $326.3 million for the six months ended March 31, 2024 and 2023, respectively. The change in cash provided by operating activities is primarily driven by lower activity levels partially offset by higher average pricing levels and a reduced negative impact from increases in operating net working capital. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, assets held-for-sale, and prepaid property, plant and equipment, less current liabilities, excluding dividends payable.
Operating net working capital was $262.1 million and $239.6 million as of March 31, 2024 and September 30, 2023, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers.
Investing Activities
Capital Expenditures Our capital expenditures during the six months ended March 31, 2024 were $254.7 million compared to $181.5 million during the six months ended March 31, 2023. The increase in capital expenditures is driven by the timing of procurement associated with equipment overhauls and certain long-term projects including the procurement of long lead items for international expansion projects.
Net Sales of Short-Term Investments Our net sales of short-term investments during the six months ended March 31, 2024 were $12.4 million compared to net sales of $33.3 million during the six months ended March 31, 2023. The change in activity is driven by our ongoing liquidity management.
Purchases of Long-Term Investments Our purchases of long-term investments during the six months ended March 31, 2024 were $8.0 million compared to $18.8 million during the six months ended March 31, 2023. During the six months ended March 31, 2024, our activity was driven by $8.0 million in purchases of various equity and debt securities. The activity during the six months ended March 31, 2023 was driven by our $14.1 million equity investment in Tamboran Corp.
Insurance Proceeds from Involuntary Conversion In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. During the six months ended March 31, 2024, we collected $5.0 million of the total expected insurance proceeds. The total insurance proceeds received during the period exceeds the recognized loss and therefore was recognized as a gain within operating income during the three months ended March 31, 2024.
Sale of Assets Our proceeds from asset sales during the six months ended March 31, 2024 were $20.9 million compared to proceeds of $47.7 million during the six months ended March 31, 2023. The decrease in proceeds is mainly driven by lower rig activity which drives lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Q2FY24 FORM 10-Q | 39

Financing Activities
Dividends We paid dividends of $0.84 per share, comprised of a base cash dividend of $0.50 and a supplemental cash dividend of $0.34, during the six months ended March 31, 2024. Comparatively, during the six months ended March 31, 2023, we paid dividends of $0.97 per share, comprising of a base cash dividend of $0.50 and a supplemental cash dividend of $0.47. Total dividends paid were $84.4 million and $102.9 million during the six months ended March 31, 2024 and 2023, respectively.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources. During the six months ended March 31, 2024, we repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million. During the six months ended March 31, 2023, we repurchased 3.4 million common shares at an aggregate cost of $145.8 million (including excise tax of $0.8 million).
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of March 31, 2024, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
As of March 31, 2024, we had $95.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $95.0 million, $40.0 million was outstanding as of March 31, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $45.0 million outstanding as of March 31, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2024, we were in compliance with all debt covenants.
Q2FY24 FORM 10-Q | 40

Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2024 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at March 31, 2024 and matures on September 29, 2031.
As of March 31, 2024, we had a $502.1 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
As of March 31, 2024, we have recorded unrecognized tax benefits and related interest and penalties of approximately $3.4 million. We believe it is reasonably possible that up to $2.8 million of the unrecognized tax benefits, interest and penalties will be recognized as of June 30, 2024 as a result of a lapse of the statute of limitations. Any further reversals or payments of the liability cannot be estimated at this time.
A base cash dividend of $0.25 per share and a quarterly supplemental cash dividend of $0.17 per share were declared on February 28, 2024 for shareholders of record on May 17, 2024, payable on May 31, 2024, resulting in a Dividend payable of $42.0 million on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024.
The long‑term debt to total capitalization ratio was 16.4 percent and 16.6 percent at March 31, 2024 and September 30, 2023, respectively. For additional information regarding debt agreements, refer to Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2023.

Material Commitments
Material commitments as reported in our 2023 Annual Report on Form 10-K have not changed significantly as of March 31, 2024, other than those disclosed in Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

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

Non-GAAP Measurements
Direct Margin
Direct margin is considered a non-GAAP metric. We define "Direct margin" as operating revenues less direct operating expenses. Direct margin is included as a supplemental disclosure because we believe it is useful in assessing and understanding our current operational performance, especially in making comparisons over time. Direct margin is not a substitute for financial measures prepared in accordance with U.S. GAAP and should therefore be considered only as supplemental to such U.S. GAAP financial measures.
Q2FY24 FORM 10-Q | 41

The following table reconciles direct margin to segment operating income, which we believe is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to direct margin.

	Three Months Ended March 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income	$147,130	$3,569	$78
Add back:
Depreciation and amortization	97,573	2,418	1,941
Research and development	13,006	—	—
Selling, general and administrative expense	13,692	2,377	884
Direct margin (Non-GAAP)	$271,401	$8,364	$2,903

	Three Months Ended March 31, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income	$182,149	$3,955	$6,687
Add back:
Depreciation and amortization	89,070	1,652	1,904
Research and development	8,738	—	—
Selling, general and administrative expense	16,212	3,008	700
Direct margin (Non-GAAP)	$296,169	$8,615	$9,291

	Six Months Ended March 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income	$291,620	$8,992	$3,130
Add back:
Depreciation and amortization	184,592	4,752	4,009
Research and development	21,695	—	—
Selling, general and administrative expense	29,568	4,853	1,716
Direct margin (Non-GAAP)	$527,475	$18,597	$8,855

	Six Months Ended March 31, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income	$327,446	$5,529	$13,433
Add back:
Depreciation and amortization	178,884	3,044	3,798
Research and development	15,797	—	—
Selling, general and administrative expense	30,402	5,717	1,533
Asset impairment charges	3,948	8,149	—
Direct margin (Non-GAAP)	$556,477	$22,439	$18,764

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of our market risks, see the following:
•Note 10—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
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
Q2FY24 FORM 10-Q | 42

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to our repurchases of common shares during the three months ended March 31, 2024 (in thousands except per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[1]
January 1 - January 31	—	—	—	4,000
February 1 - February 29	—	—	—	4,000
March 1 - March 31	102	$38.67	102	3,898
Total	102		102
(1)The Company has an evergreen authorization from the Board for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. Shares of stock repurchased pursuant to such authorization are held as treasury shares.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
On February 29, 2024, Cara Hair, Senior Vice President, Corporate Services and Chief Legal and Compliance Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 74,851 shares of Company common stock between May 31, 2024 and February 28, 2025, subject to certain conditions, all of which shares are to be acquired upon the exercise of employee stock options.
On March 1, 2024, Michael Lennox, Senior Vice President, U.S. Land Operations of Helmerich & Payne International Drilling Co., adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 18,400 shares of Company common stock between May 31, 2024 and October 31, 2024, subject to certain conditions, 8,400 of which shares are to be acquired upon the exercise of employee stock options.
Q2FY24 FORM 10-Q | 43

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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 3, 2023, SEC File No. 001-04221).
10.1	Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Form S-8 filed on February 28, 2024, SEC File No. 001-04221).
10.2	Form of Restricted Stock Award Agreement for the Helmerich & Payne 2024 Omnibus Incentive Plan applicable to Directors.
10.3	Transition Services and Retirement Agreement by and between Mark Smith and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2024, filed on April 24, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q2FY24 FORM 10-Q | 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	April 24, 2024	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	April 24, 2024	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q2FY24 FORM 10-Q | 45