Form 10-Q
period 2024-06-30
Helmerich & Payne, Inc.
filed 2024-07-25
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-4221
HELMERICH & PAYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 North Detroit Avenue, Tulsa, Oklahoma 74103
(Address of principal executive offices) (Zip Code)
(918) 742-5531
(Registrant’s telephone number, including area code)
1437 South Boulder Avenue, Suite 1400, Tulsa, Oklahoma 74119
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT July 18, 2024
Common Stock, $0.10 par value	98,755,412

Q3 FY24 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
(in thousands except share data)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$203,633	$257,174
Restricted cash	78,369	59,064
Short-term investments	86,088	93,600
Accounts receivable, net of allowance of $2,377 and $2,688, respectively	415,395	404,188
Inventories of materials and supplies, net	115,312	94,227
Prepaid expenses and other, net	71,522	97,727
Assets held-for-sale	—	645
Total current assets	970,319	1,006,625

Investments	292,229	264,947
Property, plant and equipment, net	3,014,345	2,921,695
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	55,752	60,575
Operating lease right-of-use assets	57,315	50,400
Other assets, net	49,369	32,061
Total other noncurrent assets	208,089	188,689

Total assets	$4,484,982	$4,381,956

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$158,896	$130,852
Dividends payable	42,045	25,194
Accrued liabilities	255,851	262,885
Total current liabilities	456,792	418,931

Noncurrent Liabilities:
Long-term debt, net	545,589	545,144
Deferred income taxes	494,412	517,809
Other	131,344	128,129
Total noncurrent liabilities	1,171,345	1,191,082
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of June 30, 2024 and September 30, 2023, and 98,755,412 and 99,426,526 shares outstanding as of June 30, 2024 and September 30, 2023, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	510,379	525,369
Retained earnings	2,833,136	2,707,715
Accumulated other comprehensive loss	(8,499)	(7,981)
Treasury stock, at cost, 13,467,453 shares and 12,796,339 shares as of June 30, 2024 and September 30, 2023, respectively	(489,393)	(464,382)
Total shareholders’ equity	2,856,845	2,771,943
Total liabilities and shareholders' equity	$4,484,982	$4,381,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY24 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
OPERATING REVENUES
Drilling services	$695,139	$721,567	$2,054,835	$2,205,419
Other	2,585	2,389	7,979	7,396
	697,724	723,956	2,062,814	2,212,815
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	417,028	429,182	1,222,182	1,306,543
Other operating expenses	1,144	1,003	3,307	3,317
Depreciation and amortization	97,816	94,811	296,352	287,721
Research and development	10,555	7,085	32,105	22,720
Selling, general and administrative	66,870	49,271	185,484	150,581
Asset impairment charges	—	—	—	12,097
Gain on reimbursement of drilling equipment	(9,732)	(10,642)	(24,687)	(37,940)
Other (gain) loss on sale of assets	2,730	4,504	2,718	(394)
	586,411	575,214	1,717,461	1,744,645
OPERATING INCOME	111,313	148,742	345,353	468,170
Other income (expense)
Interest and dividend income	11,888	10,748	29,189	20,508
Interest expense	(4,336)	(4,324)	(12,969)	(12,918)
Gain (loss) on investment securities	389	(18,538)	102	6,123
Other	3,134	(672)	2,991	(1,218)
	11,075	(12,786)	19,313	12,495
Income before income taxes	122,388	135,956	364,666	480,665
Income tax expense	33,703	40,663	95,977	124,187
NET INCOME	$88,685	$95,293	$268,689	$356,478

Basic earnings per common share	$0.89	$0.93	$2.68	$3.40

Diluted earnings per common share:	$0.88	$0.93	$2.67	$3.39

Weighted average shares outstanding:
Basic	98,752	101,163	98,891	103,464
Diluted	99,007	101,550	99,116	103,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY24 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$88,685	$95,293	$268,689	$356,478
Other comprehensive income (loss), net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(39.5) thousand and $(118.5) thousand for the three and nine months ended June 30, 2024, respectively, and $(59.6) thousand and $(209.8) thousand for the three and nine months ended June 30, 2023, respectively	134	255	402	767
Unrealized loss on available-for-sale debt security, net of income taxes of $270.9 thousand for the three and nine months ended June 30, 2024, respectively	(920)	—	(920)	—
Other comprehensive income (loss)	(786)	255	(518)	767
Comprehensive income	$87,899	$95,548	$268,171	$357,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY24 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Nine Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	95,173	—	—	—	95,173
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.34 supplemental per share)	—	—	—	(59,094)	—	—	—	(59,094)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(26,661)	—	—	(495)	17,841	(8,820)
Stock-based compensation	—	—	7,672	—	—	—	—	7,672
Share repurchases	—	—	—	—	—	1,298	(47,654)	(47,654)
Other	—	—	292	—	—	—	—	292
Balance at December 31, 2023	112,222	$11,222	$506,672	$2,743,794	$(7,847)	13,599	$(494,195)	$2,759,646
Comprehensive income:
Net income	—	—	—	84,831	—	—	—	84,831
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.17 supplemental per share)	—	—	—	(42,130)	—	—	—	(42,130)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(12,012)	—	—	(230)	8,656	(3,356)
Stock-based compensation	—	—	8,429	—	—	—	—	8,429
Share repurchases	—	—	—	—	—	102	(3,977)	(3,977)
Other	—	—	(503)	—	—	—	—	(503)
Balance at March 31, 2024	112,222	$11,222	$502,586	$2,786,495	$(7,713)	13,471	$(489,516)	$2,803,074
Comprehensive income:
Net income	—	—	—	88,685	—	—	—	88,685
Other comprehensive loss	—	—	—	—	(786)	—	—	(786)
Dividends declared ($0.25 base per share. $0.17 supplemental per share)	—	—	—	(42,044)	—	—	—	(42,044)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(123)	—	—	(4)	123	—
Stock-based compensation	—	—	7,676	—	—	—	—	7,676
Other	—	—	240	—	—	—	—	240
Balance at June 30, 2024	112,222	$11,222	$510,379	$2,833,136	$(8,499)	13,467	$(489,393)	$2,856,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY24 FORM 10-Q | 6

	Three and Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	97,145	—	—	—	97,145
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.47 supplemental per share)	—	—	—	(76,611)	—	—	—	(76,611)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(22,776)	—	—	(449)	13,293	(9,483)
Stock-based compensation	—	—	8,273	—	—	—	—	8,273
Share repurchases	—	—	—	—	—	844	(39,060)	(39,060)
Other	—	—	(847)	—	—	—	—	(847)
Balance at December 31, 2022	112,222	$11,222	$512,928	$2,494,106	$(11,816)	7,324	$(261,295)	$2,745,145
Comprehensive income:
Net income	—	—	—	164,040	—	—	—	164,040
Other comprehensive income	—	—	—	—	256	—	—	256
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(50,046)	—	—	—	(50,046)
Vesting of restricted stock awards, net of shares withheld for employee taxes		—	(11,769)	—	—	(229)	6,842	(4,927)
Stock-based compensation	—	—	7,431	—	—	—	—	7,431
Share repurchases	—	—	—	—	—	2,543	(106,708)	(106,708)
Other	—	—	615	—		—	—	615
Balance at March 31, 2023	112,222	$11,222	$509,205	$2,608,100	$(11,560)	9,638	$(361,161)	$2,755,806
Comprehensive income:
Net income	—	—	—	95,293	—	—	—	95,293
Other comprehensive income	—	—	—	—	255	—	—	255
Dividends declared ($0.25 base per share, $0.235 supplemental per share)	—	—	—	(48,106)	—	—	—	(48,106)
Stock-based compensation	—	—	8,180	—	—	—	—	8,180
Share repurchases	—	—	—	—	—	3,158	(103,221)	(103,221)
Other	—	—	(126)	—	—	—	—	(126)
Balance at June 30, 2023	112,222	$11,222	$517,259	$2,655,287	$(11,305)	12,796	$(464,382)	$2,708,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q3 FY24 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268,689	$356,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,352	287,721
Asset impairment charges	—	12,097
Provision for credit loss	(213)	2,165
Stock-based compensation	23,777	23,884
Gain on investment securities	(102)	(6,123)
Gain on reimbursement of drilling equipment	(24,687)	(37,940)
Other (gain) loss on sale of assets	2,718	(394)
Deferred income tax expense (benefit)	(23,634)	4,197
Other	3,011	3,960
Change in assets and liabilities
Accounts receivable	(6,936)	6,529
Inventories of materials and supplies	(20,595)	(13,899)
Prepaid expenses and other	(4,042)	(27,589)
Other noncurrent assets	(20,165)	(3,413)
Accounts payable	21,959	24,408
Accrued liabilities	7,744	(15,366)
Deferred income tax liability	390	(695)
Other noncurrent liabilities	(8,359)	2,980
Net cash provided by operating activities	515,907	619,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(389,095)	(281,790)
Purchase of short-term investments	(148,451)	(102,140)
Purchase of long-term investments	(9,167)	(18,813)
Proceeds from sale of short-term investments	152,034	148,651
Insurance proceeds from involuntary conversion	5,533	—
Proceeds from asset sales	35,148	63,048
Net cash used in investing activities	(353,998)	(191,044)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(126,417)	(152,579)
Payments for employee taxes on net settlement of equity awards	(12,176)	(14,410)
Payment of contingent consideration from acquisition of business	(6,250)	(250)
Share repurchases	(51,302)	(247,213)
Other	—	(540)
Net cash used in financing activities	(196,145)	(414,992)
Net increase (decrease) in cash and cash equivalents and restricted cash	(34,236)	12,964
Cash and cash equivalents and restricted cash, beginning of period	316,238	269,009
Cash and cash equivalents and restricted cash, end of period	$282,002	$281,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$8,150	$8,958
Income tax paid	139,594	155,725
Income tax received	—	(26,654)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	10,235	9,049
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(9,052)	2,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q3 FY24 FORM 10-Q | 8

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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, International Solutions and Offshore Gulf of Mexico. Our real estate operations, our incubator program for new research and development projects and our wholly-owned captive insurance companies are included in "Other." Refer to Note 12—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, and West Virginia. Our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Australia, Bahrain, Colombia and the United Arab Emirates. Additionally, we are preparing to commence operations in Saudi Arabia. Our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico.
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
Income from discontinued operations was presented as a separate line item on our Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2023. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023.
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
Q3 FY24 FORM 10-Q | 9

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
We recorded restricted cash of $78.4 million and $61.4 million at June 30, 2024 and 2023, respectively, and $59.1 million and $36.9 million at September 30, 2023 and 2022, respectively. All restricted cash at June 30, 2024 represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Of the total at September 30, 2023, $0.7 million is related to the acquisition of drilling technology companies, and $58.4 million represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,		September 30,
(in thousands)	2024	2023	2023	2022
Cash and cash equivalents	$203,633	$220,609	$257,174	$232,131
Restricted cash	78,369	61,364	59,064	36,246
Restricted cash - long-term:
Other assets, net	—	—	—	632
Total cash, cash equivalents, and restricted cash	$282,002	$281,973	$316,238	$269,009
Related Party Transactions
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited ("Tamboran Resources"). In December 2023, all shares of Tamboran Resources were transferred to Tamboran Resources Corporation ("Tamboran Corp.") in exchange for depository interests in Tamboran Corp. Depository interests, referred to as CHESS Depository Interests, each representing beneficial interests of 1/200th of a share of Tamboran Corp. common stock, are listed on the Australian Stock Exchange under the ticker symbol "TBN." Tamboran Corp. is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin.
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Additionally and separately, one of our executive officers serves as a director of Tamboran Corp. Refer to Note 10—Fair Value Measurement of Financial Instruments for additional information related to our investment.
Concurrent with the October 2022 investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of June 30, 2024, we recorded $1.5 million in receivables and $4.5 million in contract liabilities on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023, we recorded $2.8 million in receivables, $8.0 million in other assets and $6.6 million in contract liabilities on our Consolidated Balance Sheets. We recorded $2.9 million and $9.9 million in revenue on our Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended June 30, 2024, respectively, related to the drilling services agreement with Tamboran Resources, which commenced drilling services during the fourth fiscal quarter of 2023. We expect to earn $32.8 million in revenue over the remaining contract term, and, as such, this amount is included within our contract backlog as of June 30, 2024.
Q3 FY24 FORM 10-Q | 10

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
Standards that are not yet adopted as of June 30, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
October 1, 2024
We plan to adopt this ASU, as required, during fiscal year 2025, with the first disclosure enhancements reflected in our FY 2025 Form 10-K. We are currently evaluating the impact this ASU will have on our disclosures.

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
We plan to adopt this ASU, as required, during fiscal year 2026, with the first disclosure enhancements reflected in our FY 2026 Form 10-K. We are currently evaluating the impact this ASU will have on our disclosures.

Self-Insurance
We continue to use our captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs primarily consisted of adjustments of $5.3 million and $5.5 million to accruals for estimated losses for the three months ended June 30, 2024 and 2023, respectively, and $10.4 million and $10.2 million for the nine months ended June 30, 2024 and 2023, respectively, and rig and casualty insurance premiums of $9.5 million and $9.7 million during the three months ended June 30, 2024 and 2023, respectively, and $28.5 million and $30.6 million for the nine months ended June 30, 2024 and 2023, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended June 30, 2024 and 2023 amounted to $14.7 million and $17.4 million, respectively, and $45.7 million and $51.4 million during the nine months ended June 30, 2024 and 2023, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Gulf of Mexico reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended June 30, 2024 and 2023 were $4.1 million and $2.1 million, respectively, and $11.4 million and $7.4 million for the nine months ended June 30, 2024 and 2023, respectively.
Q3 FY24 FORM 10-Q | 11

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
We recorded aggregate foreign currency losses of $2.1 million and $4.5 million for the three and nine months ended June 30, 2024, respectively, and $1.4 million and $1.7 million for the three and nine months ended June 30, 2023, respectively. The aggregate foreign currency loss for three and nine months ended June 30, 2024 was primarily due to Argentina's devaluation of its peso relative to the U.S. dollar by approximately 55 percent in December 2023. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. As of June 30, 2024, our cash balance in Argentina was the U.S. dollar equivalent of $9.2 million in Argentine Pesos.
As mentioned above, the Central Bank of Argentina's currency controls continue to limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the three and nine months ended June 30, 2024, we entered into a Blue Chip Swap transaction, which resulted in a $7.1 million loss on investment recorded in Gain (loss) on investment securities within our Unaudited Condensed Consolidated Statements of Operations. As a result of the Blue Chip Swap transaction, $13.8 million of net cash was repatriated to the U.S. during the period.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and nine months ended June 30, 2024, approximately 7.0 percent and 7.4 percent of our operating revenues were generated from international locations compared to 6.8 percent and 7.3 percent during the three and nine months ended June 30, 2023, respectively. During the three and nine months ended June 30, 2024, approximately 77.9 percent and 77.1 percent of operating revenues from international locations were from operations in South America compared to 84.8 percent and 87.3 percent during the three and nine months ended June 30, 2023, respectively. All of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
Q3 FY24 FORM 10-Q | 12

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2024 and September 30, 2023 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2024	September 30, 2023
Drilling services equipment	4 - 15 years	$6,596,929	$6,396,612
Tubulars	4 years	577,231	564,032
Real estate properties	10 - 45 years	48,463	47,313
Other	2 - 23 years	457,879	443,366
Construction in progress[1]		124,844	97,374
		7,805,346	7,548,697
Accumulated depreciation		(4,791,001)	(4,627,002)
Property, plant and equipment, net		$3,014,345	$2,921,695

Assets held-for-sale		$—	$645
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended June 30, 2024 and 2023 was $96.2 million and $93.2 million, including abandonments of $0.1 million and $0.2 million, respectively. During the three months ended June 30, 2024, depreciation expense included $2.7 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2024 as compared to $0.4 million for three months ended June 30, 2023. Depreciation expense during the nine months ended June 30, 2024 and 2023 was $291.5 million and $282.7 million, including abandonments of $3.2 million and $2.4 million, respectively. During the nine months ended June 30, 2024, depreciation expense included $10.9 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2024 as compared to $2.1 million for nine months ended June 30, 2023. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The loss of $9.2 million was recorded as abandonment expense within Depreciation and amortization in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2023 and was offset by an insurance recovery that was also recognized within Depreciation and amortization for the same amount as the loss. During the fiscal year ended September 30, 2023, we collected $9.2 million of the total expected insurance proceeds. During the nine months ended June 30, 2024, we recognized a gain on involuntary conversion of the rig of $5.5 million and fully collected $5.5 million in proceeds. The total insurance proceeds received during the period exceeds the recognized loss and therefore was recognized as a gain within operating income during the nine months ended June 30, 2024.
Impairment Charges
Fiscal Year 2024 Activity
We did not record any impairment charges during the three and nine months ended June 30, 2024.
Fiscal Year 2023 Activity
During the nine months ended June 30, 2023, our North America Solutions assets that were previously classified as Assets held-for-sale at September 30, 2022 were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the nine months ended June 30, 2023. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and was reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the nine months ended June 30, 2023. These impairment charges are recorded within our North America Solutions segment in our Unaudited Condensed Consolidated Statement of Operations.
Q3 FY24 FORM 10-Q | 13

During the nine months ended June 30, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million within our International Solutions segment and recorded in our Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2023.
Gain on Reimbursement of Drilling Equipment
We recognized gains of $9.7 million and $24.7 million during the three and nine months ended June 30, 2024, respectively, and $10.6 million and $37.9 million during the three and nine months ended June 30, 2023, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the three and nine months ended June 30, 2024, there were no additions or impairments to goodwill. As of June 30, 2024 and September 30, 2023, the goodwill balance was $45.7 million.
Intangible Assets
Our intangible assets are recorded within our North America Solutions reportable segment and consist of the following:

		June 30, 2024			September 30, 2023
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$38,558	$50,538	$89,096	$34,092	$55,004
Intellectual property	13 years	2,000	622	1,378	2,000	503	1,497
Trade name	20 years	5,865	2,029	3,836	5,865	1,791	4,074
		$96,961	$41,209	$55,752	$96,961	$36,386	$60,575
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.6 million for the three months ended June 30, 2024 and 2023, respectively and $4.8 million and $5.0 million for the nine months ended June 30, 2024 and 2023, respectively. Amortization expense is estimated to be approximately $1.6 million for the remainder of fiscal year 2024, and approximately $6.4 million for fiscal year 2025 through 2028.

NOTE 5 DEBT
We have the following unsecured long-term debt outstanding with maturity shown in the following table:

	June 30, 2024			September 30, 2023
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due September 29, 2031	$550,000	$(4,411)	$545,589	$550,000	$(4,856)	$545,144
Long-term debt	$550,000	$(4,411)	$545,589	$550,000	$(4,856)	$545,144
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
Q3 FY24 FORM 10-Q | 14

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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2024, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
As of June 30, 2024, we had $120.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $120.0 million, $41.7 million was outstanding as of June 30, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $46.7 million outstanding as of June 30, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2024, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended June 30, 2024 and 2023 was $33.7 million and $40.7 million, respectively, resulting in effective tax rates of 27.5 percent and 29.9 percent, respectively. Our income tax expense for the nine months ended June 30, 2024 and 2023 was $96.0 million and $124.2 million, respectively, resulting in effective tax rates of 26.3 percent and 25.9 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended June 30, 2024, primarily due to state and foreign income taxes, permanent non-deductible items and a discrete benefit of $0.8 million primarily related to provision to return adjustments. The effective tax rate for the nine months ended June 30, 2024 differs from U.S. federal statutory rate of 21.0 percent primarily due to state and foreign income taxes, permanent non-deductible items and a discrete tax benefit of $1.6 million primarily related to equity compensation and provision to return adjustments.
Q3 FY24 FORM 10-Q | 15

Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended June 30, 2023 primarily due to state and foreign income taxes, permanent non-deductible items and discrete tax expense of $2.4 million primarily related to an increase in our deferred state income tax rate. The effective tax rate for the nine months ended June 30, 2023, differs from the U.S. federal statutory rate of 21.0 percent primarily due to state and foreign income taxes, permanent non-deductible items and a discrete tax expense of $2.3 million primarily related to an increase in deferred state income tax rate and equity compensation.
As of June 30, 2024, we have recorded unrecognized tax benefits and related interest and penalties of approximately $0.7 million. During the three months ended June 30, 2024, $2.7 million of the unrecognized tax benefits, interest and penalties was recognized as a result of a lapse of the statute of limitations. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors ("the Board") for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. We did not make any share repurchases during the three months ended June 30, 2024. During the nine months ended June 30, 2024, we repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million. During the three and nine months ended June 30, 2023, we repurchased 3.2 million and 6.5 million common shares at an aggregate cost of $103.2 million and $249.0 million, including excise tax of $1.0 million and $1.8 million, respectively.
During the three and nine months ended June 30, 2024, we declared $42.0 million and $143.3 million, respectively, in cash dividends. A base cash dividend of $0.25 per share and a supplemental dividend of $0.17 per share was declared on June 5, 2024 for shareholders of record on August 16, 2024, payable on August 30, 2024. As a result, we recorded a Dividend payable of $42.0 million on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

	June 30,	September 30,
(in thousands)	2024	2023
Pre-tax amounts:
Unrealized pension actuarial loss	$(9,886)	$(10,407)
Unrealized loss on available-for-sale debt security	(1,191)	—
	$(11,077)	$(10,407)
After-tax amounts:
Unrealized pension actuarial loss	$(7,579)	$(7,981)
Unrealized loss on available-for-sale debt security	(920)	—
	$(8,499)	$(7,981)
Fluctuations in pension actuarial gains and losses are primarily due to changes in the discount rate and investment returns related to the defined benefit pension plan.
Investments classified as available-for-sale debt securities are reported at fair value with unrealized gains and losses excluded from net income (loss) and reported in other comprehensive income (loss).
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended June 30, 2024:

	Three Months Ended June 30, 2024
(in thousands)	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance at beginning of period	$—	$(7,713)	$(7,713)
Other comprehensive loss before reclassifications	(920)	—	(920)
Amounts reclassified from accumulated other comprehensive income	—	134	134
Net current-period other comprehensive loss	(920)	134	(786)
Balance at June 30 2024	$(920)	$(7,579)	$(8,499)
Q3 FY24 FORM 10-Q | 16

	Nine Months Ended June 30, 2024
(in thousands)	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance at beginning of period	$—	$(7,981)	$(7,981)
Other comprehensive loss before reclassifications	(920)	—	(920)
Amounts reclassified from accumulated other comprehensive income	—	402	402
Net current-period other comprehensive loss	(920)	402	(518)
Balance at June 30 2024	$(920)	$(7,579)	$(8,499)

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $294.4 million and $880.4 million, of which $11.8 million and $37.4 million was related to performance bonuses recognized due to the achievement of performance targets during the three and nine months ended June 30, 2024, respectively. Total revenue recognized from performance contracts, including performance bonuses, was $316.2 million and $883.3 million, of which $11.4 million and $33.0 million was related to performance bonuses recognized due to the achievement of performance targets during the three and nine months ended June 30, 2023, respectively.
Contract Costs
We had capitalized fulfillment costs of $11.6 million and $11.4 million as of June 30, 2024 and September 30, 2023, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of June 30, 2024 was approximately $1.5 billion, of which approximately $0.3 billion is expected to be recognized during the remainder of fiscal year 2024, approximately $0.6 billion during fiscal year 2025, and approximately $0.6 billion in fiscal year 2026 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Q3 FY24 FORM 10-Q | 17

Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	June 30, 2024	September 30, 2023
Contract assets, net	$4,899	$6,560

(in thousands)	June 30, 2024
Contract liabilities balance at September 30, 2023	$28,882
Payment received/accrued and deferred	44,486
Revenue recognized during the period	(49,042)
Contract liabilities balance at June 30, 2024	$24,326

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
During the third quarter of fiscal year 2023, Income from discontinued operations was presented as a separate line item on our Unaudited Condensed Consolidated Statements of Operations. To conform with the current fiscal year presentation, we reclassified amounts previously presented in Income from discontinued operations, which were not material, to Other within Other income (expense) on our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023. To conform with the current fiscal year presentation, basic and diluted earnings per share for continuing and discontinued operations are presented in the aggregate, for the three and nine months ended June 30, 2023, as presented below.
Q3 FY24 FORM 10-Q | 18

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$88,685	$95,293	$268,689	356,478

Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(1,211)	(1,283)	(3,700)	(4,810)
Numerator for basic earnings per share	87,474	94,010	264,989	351,668

Adjustment for diluted earnings per share
Effect of reallocating undistributed earnings of unvested shareholders	1	2	4	9
Numerator for diluted earnings per share	$87,475	$94,012	$264,993	$351,677

Denominator:
Denominator for basic earnings per share - weighted-average shares	98,752	101,163	98,891	103,464
Effect of dilutive shares from restricted stock and performance share units	255	387	225	388
Denominator for diluted earnings per share - adjusted weighted-average shares	99,007	101,550	99,116	103,852

Basic earnings per common share:	$0.89	$0.93	$2.68	$3.40

Diluted earnings per common share:	$0.88	$0.93	$2.67	$3.39
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Potentially dilutive shares excluded as anti-dilutive	2,318	2,964	2,374	2,479
Weighted-average price per share	$60.00	$58.86	$60.32	$61.88

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
Q3 FY24 FORM 10-Q | 19

Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	June 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate and municipal debt securities	$37,218	$—	$37,218	$—
U.S. government and federal agency securities	48,870	48,870	—	—
Total	86,088	48,870	37,218	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	16,634	16,634	—	—
Investment in ADNOC Drilling	178,235	178,235	—	—
Investment in Tamboran	23,018	23,018	—	—
Debt securities:
Investment in Galileo	36,751	—	—	36,751
Geothermal debt securities	2,000	—	—	2,000
Other debt securities	4,060	3,810	—	250
Total	260,698	221,697	—	39,001

Nonrecurring fair value measurements[1]:
Other equity securities	4,071	—	—	4,071
Total	4,071	—	—	4,071

Total	$264,769	$221,697	$—	$43,072

Liabilities
Contingent consideration	$5,000	$—	$—	$5,000
(1)As of June 30, 2024, our equity security investments in geothermal energy totaled $27.2 million and our debt security investments in held to maturity bonds totaled $0.3 million. None of these investments were marked to fair value during the period. The investments are measured at cost, less any impairments.
Q3 FY24 FORM 10-Q | 20

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
Q3 FY24 FORM 10-Q | 21

During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. Consistent with the provisions of ASU No. 2022-03, contractual sale restrictions are not considered in the fair value measurement of our investment in ADNOC Drilling. During the three and nine months ended June 30, 2024, we recognized gains of $5.6 million and $3.5 million, respectively, on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to gain (loss) of $(17.0) million and $7.4 million during the three and nine months ended June 30, 2023, respectively. This investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
Equity Securities with Fair Value Option In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources. In December 2023, all shares of Tamboran Resources were transferred to Tamboran Resources Corporation ("Tamboran Corp.") in exchange for depository interests in Tamboran Corp. Depository interests, referred to as CHESS Depository Interests, each representing beneficial interests of 1/200th of a share of Tamboran Corp. common stock, are listed on the Australian Stock Exchange under the ticker symbol "TBN." Tamboran Corp. is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin.
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. Our shares received in this initial public offering are subject to a 180-day lockup period. Consistent with the provisions of ASU No. 2022-03, contractual sale restrictions are not considered in the fair value measurement of our investment in Tamboran Resources Corporation.
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage, operational involvement and role on the investee's board of directors. As of June 30, 2024, our combined equity ownership was approximately 7.2 percent representing 1.0 million common shares in Tamboran Corp. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three and nine months ended June 30, 2024, we recognized gains of $1.9 million and $3.7 million, respectively, recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to a loss of $1.5 million during the three and nine months ended June 30, 2023, respectively.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2 ("Galileo parent"). Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). During the fiscal year ended September 30, 2023, our convertible note agreement was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we include accrued interest in our total investment balance. We do not intend to sell this investment prior to its maturity date or an exit event. As of June 30, 2024, the fair value of the convertible note was approximately equal to the cost basis.
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

June 30, 2024
Fair Value	Valuation Technique	Unobservable Inputs
$36,751	Black-Scholes-Merton model	Discount rate	20.8%
		Risk-free rate	4.3%
		Equity volatility	105.0%
Q3 FY24 FORM 10-Q | 22

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
A majority of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Assets at beginning of period	$38,551	$35,140	$37,440	$33,565
Purchases	—	41	250	2,116
Accrued interest	450	2,001	1,316	2,001
Transfers out	—	—	—	(500)
Reserves	—	—	(5)	—
Assets at end of period	$39,001	$37,182	$39,001	$37,182

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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been subsequently marked to fair value, for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2024	2023	2024	2023
Assets at beginning of period	$30,152	$26,301	$28,232	$23,745
Purchases	1,105	—	3,641	2,556
Disposals	—	—	(616)	—
Assets at end of period	$31,257	$26,301	$31,257	$26,301
Q3 FY24 FORM 10-Q | 23

Contingent Consideration
Other financial instruments measured using Level 3 unobservable inputs primarily consist of potential earnout payments associated with our business acquisition in fiscal year 2019 (for which the measurement period concluded as of June 30, 2024). Contingent consideration is recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of milestone achievements. The following table reconciles changes in the fair value of our Level 3 liabilities for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Liabilities at beginning of period	$14,000	$5,030	$9,455	$4,022
Additions	—	—	—	500
Total gains or losses:
Included in earnings	1,000	4,050	6,670	5,808
Settlements[1]	(10,000)	(500)	(11,125)	(1,750)
Liabilities at end of period	$5,000	$8,580	$5,000	$8,580
(1)Settlements represent earnout payments that have been paid or earned during the period.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at June 30, 2024 and September 30, 2023.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at June 30, 2024 and September 30, 2023:

(in millions)	June 30, 2024	September 30, 2023
Long-term debt, net
Carrying value	$545.6	$545.1
Fair value	454.5	435.5
The fair values of the long-term fixed-rate debt is based on broker quotes at June 30, 2024 and September 30, 2023. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 11 COMMITMENTS AND CONTINGENCIES
Lease Obligations
During the nine months ended June 30, 2024, we amended the lease for our Tulsa industrial facility. As part of the amendment, we extended the lease term, now continuing through June 30, 2035 with two five-year renewal options, resulting in an increase of $18.1 million to the right-of-use assets and lease liability on our Unaudited Condensed Consolidated Balance Sheet. We recognized one of the five-year renewal options as part of our right-of-use assets and lease liabilities. This contract is accounted for as an operating lease.
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2024, we had purchase commitments for equipment, parts and supplies of approximately $99.6 million.
Guarantee Arrangements
We are contingently liable to sureties in respect of bonds issued by the sureties in connection with certain commitments entered into by us in the normal course of business. We have agreed to indemnify the sureties for any payments made by them in respect of such bonds.
Q3 FY24 FORM 10-Q | 24

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
Q3 FY24 FORM 10-Q | 25

Summarized financial information of our reportable segments for the three and nine months ended June 30, 2024 and 2023 is shown in the following tables:

	Three Months Ended June 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$620,040	$47,882	$27,218	$2,584	$—	$697,724
Intersegment	—	—	—	14,677	(14,677)	—
Total sales	620,040	47,882	27,218	17,261	(14,677)	697,724

Segment operating income (loss)	$163,359	$(4,844)	$5,010	$(4,791)	$(616)	$158,118

	Three Months Ended June 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$641,612	$48,692	$31,221	$2,431	$—	$723,956
Intersegment	—	—	—	17,359	(17,359)	—
Total sales	641,612	48,692	31,221	19,790	(17,359)	723,956

Segment operating income (loss)	$169,499	$(1,397)	$4,705	$2,104	$4,470	$179,381

	Nine Months Ended June 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$1,827,661	$148,512	$78,662	$7,979	$—	$2,062,814
Intersegment	—	—	—	45,649	(45,649)	—
Total sales	1,827,661	148,512	78,662	53,628	(45,649)	2,062,814

Segment operating income (loss)	$454,979	$4,148	$8,140	$(2,073)	$(1,054)	$464,140

	Nine Months Ended June 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$1,944,555	$159,383	$101,364	$7,513	$—	$2,212,815
Intersegment	—	—	—	51,423	(51,423)	—
Total sales	1,944,555	159,383	101,364	58,936	(51,423)	2,212,815

Segment operating income	$496,945	$4,132	$18,138	$13,604	$4,513	$537,332
The following table reconciles segment operating income per the tables above to income before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Segment operating income	$158,118	$179,381	$464,140	$537,332
Gain on reimbursement of drilling equipment	9,732	10,642	24,687	37,940
Other gain (loss) on sale of assets	(2,730)	(4,504)	(2,718)	394
Corporate selling, general and administrative costs and corporate depreciation	(53,807)	(36,777)	(140,756)	(107,496)
Operating income	111,313	148,742	345,353	468,170
Other income (expense)
Interest and dividend income	11,888	10,748	29,189	20,508
Interest expense	(4,336)	(4,324)	(12,969)	(12,918)
Gain (loss) on investment securities	389	(18,538)	102	6,123
Other	3,134	(672)	2,991	(1,218)
Total unallocated amounts	11,075	(12,786)	19,313	12,495
Income before income taxes	$122,388	$135,956	$364,666	$480,665
Q3 FY24 FORM 10-Q | 26

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2024	September 30, 2023
Total assets[1]
North America Solutions	$3,340,926	$3,320,203
International Solutions	526,030	407,143
Offshore Gulf of Mexico	75,885	73,319
Other	171,550	154,290
	4,114,391	3,954,955
Investments and corporate operations	370,591	427,001
	$4,484,982	$4,381,956
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating revenues
United States	$648,816	$674,658	$1,911,122	$2,051,133
Argentina	38,064	32,388	107,964	101,712
Colombia	31	9,433	8,976	39,454
Bahrain	4,602	4,458	13,634	10,925
United Arab Emirates	2,287	2,401	8,082	7,280
Australia	2,898	—	9,856	—
Other foreign	1,026	618	3,180	2,311
Total	$697,724	$723,956	$2,062,814	$2,212,815
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.

NOTE 13 SUBSEQUENT EVENTS
On July 25, 2024, H&P entered into a Sale and Purchase Agreement (the “Purchase Agreement”), among the Majority Sellers named therein (the "Majority Sellers"), the Management Seller named therein (the "Management Seller"), Ocorian Limited, a private company limited by shares incorporated in Jersey (together with the Majority Sellers and the Management Seller, the "Lead Sellers"), HP Global Holdings Limited, a private company limited by shares incorporated in Jersey and a wholly owned subsidiary of H&P (the "Purchaser"), and, for certain purposes set forth therein, KCA Deutag International Limited, a private company limited by shares incorporated in Jersey (“KCA Deutag”).
Pursuant to the terms of the Purchase Agreement, we have agreed to acquire the entire issued share capital of KCA Deutag (such purchase and sale, together with the other transactions contemplated by the Purchase Agreement, the “Acquisition”) for an aggregate cash purchase price of approximately $946.4 million (the “Unadjusted Purchase Price”), which is subject to customary downward adjustments at the closing for certain items of leakage occurring from December 31, 2023 to the closing, transaction costs and transaction-related bonuses. In addition, to the extent certain German tax obligations of KCA Deutag remain outstanding prior to closing, a portion of the Unadjusted Purchase Price equal to EUR €75.4 million plus interest on such amount at an annual rate of 1.8 percent from October 1, 2024 until closing will be deposited into escrow at closing until such tax obligations are finally settled. The Majority Sellers collectively own approximately 60.581 percent of KCA Deutag's outstanding shares, and the Purchaser will acquire the remaining minority shares of KCA Deutag through the exercise of a drag-along right.
The consummation of the Acquisition is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase Agreement, including, (i) the receipt of certain antitrust approvals necessary to consummate the Acquisition, (ii) the accuracy of the warranties set forth in the Purchase Agreement and that certain Deed of Warranty, dated as of July 25, 2024, among the warrantors named therein and the Purchaser, (iii) the absence of a material adverse change with respect to KCA Deutag and its wholly owned subsidiaries and (iv) the compliance by the Lead Sellers and KCA Deutag in all material respects of their obligations under the Purchase Agreement. Subject to the satisfaction of the conditions in the Purchase Agreement, the consummation of the Acquisition is expected to occur prior to the end of the 2024 calendar year.
Q3 FY24 FORM 10-Q | 27

In connection with the Acquisition, we entered into a debt commitment letter dated July 25, 2024 with Morgan Stanley Senior Funding, Inc. (“MSSF”), pursuant to which MSSF has committed, subject to satisfaction of standard conditions, to provide us with an unsecured bridge loan facility in an aggregate principal amount of $1.9725 billion (the “Bridge Loan Facility”). We currently intend to fund the Acquisition and related fees, costs and expenses with a combination of cash on hand, borrowings and through one or more debt capital markets or loan facility transactions, subject to market conditions and other factors, and utilize, only to the extent necessary, borrowings under the Bridge Loan Facility.
Q3 FY24 FORM 10-Q | 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology, and such include, but are not limited to, statements regarding the Acquisition (as defined herein) and the anticipated benefits, impact and timing of such transaction, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions, many of which are beyond our control and any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

Factors that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to:
•our ability and the time required to consummate the Acquisition;
•our ability to achieve the strategic and other objectives relating to the proposed Acquisition;
•the risk that regulatory approvals for the Acquisition are not obtained or are obtained subject to conditions that are not anticipated;
•the risk that we are unable to integrate KCA Deutag's operations in a successful manner and in the expected time period;
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
•the impact of federal and state legislative and regulatory actions and policies, affecting our costs and increasing operating restrictions or delay and other adverse impacts on our business;
•environmental or other liabilities, risks, damages or losses, whether related to storms or hurricanes (including wreckage or debris removal), collisions, grounding, blowouts, fires, explosions, other accidents, terrorism or otherwise, for which insurance coverage and contractual indemnities may be insufficient, unenforceable or otherwise unavailable;
Q3 FY24 FORM 10-Q | 29

•the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographic region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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
•the occurrence of security incidents, including breaches of security, or other attack, destruction, alteration, corruption, or unauthorized access to our information technology systems or destruction, loss, alteration, corruption or misuse or unauthorized disclosure of or access to data;
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
Additional factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2023 Annual Report on Form 10‑K, including under Part I, Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” thereof, as updated by subsequent reports (including this Quarterly Report) we file with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Quarterly Report and all subsequent written and oral forward‑looking statements, express or implied, are expressly qualified in their entirety by these cautionary statements.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. Because of the underlying risks and uncertainties, we caution you against placing undue reliance on these forward-looking statements. We assume no duty to update or revise these forward‑looking statements based on changes in internal estimates, expectations or otherwise, except as required by law.

Executive Summary
Helmerich & Payne, Inc. (“H&P,” which, together with its subsidiaries, is identified as the “Company,” “we,” “us,” or “our,” except where stated or the context requires otherwise) through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2024, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 232 rigs, the International Solutions segment with 23 rigs, and the Offshore Gulf of Mexico segment with seven offshore platform rigs as of June 30, 2024. At the close of the third quarter of fiscal year 2024, we had 161 active contracted rigs, of which 90 were under a fixed-term contract and 71 were working well-to-well, compared to 164 contracted rigs at September 30, 2023. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our advanced uniform rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times, volatile market conditions and to take advantage of future opportunities.

Market Outlook
With regards to our North America Solutions segment, we believe the current crude oil pricing environment and the desire of many of our customers to at least maintain their present production levels are supportive of current rig activity. In contrast, the weakened natural gas pricing environment that began in calendar 2023 has persisted and caused some customers to keep their natural gas activity relatively low, and in some cases to further pull back on their planned activity levels in calendar 2024. While the Company does have some exposure to customers drilling for natural gas, we believe our exposure to be limited. In total, we expect the average level of capital spending by our customers in calendar year 2024 to remain flat to down by approximately 5.0 percent relative to calendar year 2023. As such, we do not expect much change in activity levels in calendar 2024 from where they are currently; we exited June 30, 2024 with 146 active rigs in our North America Solutions segment.
Q3 FY24 FORM 10-Q | 30

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
Collectively, our other business segments, International Solutions and Offshore Gulf of Mexico, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. At present, activity levels in the International Solutions and Offshore Gulf of Mexico business segments are expected to remain relatively steady at current levels for the remainder of fiscal year 2024. We are currently pursuing an international expansion strategy with the aim to provide growth and diversification for the Company with the understanding that such a strategy will take time and capital to execute. During the remainder of fiscal year 2024, we plan to continue to devote capital to our international expansion strategy and, in particular, to a recent contract award for seven super-spec rigs in the Kingdom of Saudi Arabia. We had contemplated the capital spending necessary to prepare these rigs for export as part of our fiscal year 2024 capital expenditure budget. A majority of these rigs are currently scheduled for delivery and customer acceptance during our first half of fiscal year 2025 and thus will have no revenue impact on fiscal year 2024 results. We currently have one rig in the Kingdom of Saudi Arabia related to a previous contract award; that rig is preparing to commence operations and is expected to do so prior to the end of fiscal 2024
Over the past two years, the Company has experienced inflationary pressures related to labor and consumable inventory and more recently as a result of cost-acceleration related to running our rig fleet harder to achieve the well designs, lateral lengths and drilling efficiencies our customers demand. The inflationary forces have abated, and the financial impacts were partially mitigated by pass-through mechanisms in our contracts. However, the performance and efficiency gains we achieve require us to continue to push the service intensity of our rigs and equipment. Accordingly, we expect operational expenses to remain at elevated levels compared to recent years. Additionally, we are also experiencing inflationary pressures in our non-operational expenses particularly around labor and third-party services. As a consequence of these pressures, we continue to project an increase in our selling, general and administrative expenses during fiscal year 2024.

Recent Developments
International Revenue Contracts
In February 2024, the Company finalized the contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. These rigs are expected to commence operations shortly after delivery. The rigs are being sourced from our idle super-spec rigs in the U.S., converted to walking configurations, and further equipped to suit contractual specifications. Currently, we have a rig in country related to a previous contractual award that is preparing to commence operations.
KCA Deutag Acquisition
On July 25, 2024, H&P entered into a Sale and Purchase Agreement (the “Purchase Agreement”), among the Majority Sellers named therein (the "Majority Sellers"), the Management Seller named therein (the "Management Seller"), Ocorian Limited, a private company limited by shares incorporated in Jersey (together with the Majority Sellers and the Management Seller, the "Lead Sellers"), HP Global Holdings Limited, a private company limited by shares incorporated in Jersey and a wholly owned subsidiary of H&P (the "Purchaser"), and, for certain purposes set forth therein, KCA Deutag International Limited, a private company limited by shares incorporated in Jersey (the "Target" or "KCA Deutag").
Q3 FY24 FORM 10-Q | 31

Pursuant to the terms of the Purchase Agreement, we have agreed to acquire the entire issued share capital of KCA Deutag (such purchase and sale, together with the other transactions contemplated by the Purchase Agreement, the “Acquisition”) for an aggregate cash purchase price of approximately $946.4 million (the “Unadjusted Purchase Price”), which is subject to customary downward adjustments at the closing for certain items of leakage occurring from December 31, 2023 to the closing, transaction costs and transaction-related bonuses. In addition, to the extent certain German tax obligations of KCA Deutag remain outstanding prior to closing, a portion of the Unadjusted Purchase Price equal to EUR €75.4 million plus interest on such amount at an annual rate of 1.8 percent from October 1, 2024 until closing will be deposited into escrow at closing until such tax obligations are finally settled. The Majority Sellers collectively own approximately 60.581 percent of KCA Deutag's outstanding shares, and the Purchaser will acquire the remaining minority shares of KCA Deutag through the exercise of a drag-along right.
The consummation of the Acquisition is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase Agreement, including, (i) the receipt of certain antitrust approvals necessary to consummate the Acquisition, (ii) the accuracy of the warranties set forth in the Purchase Agreement and that certain Deed of Warranty, dated as of July 25, 2024, among the warrantors named therein and the Purchaser, (iii) the absence of a material adverse change with respect to KCA Deutag and its wholly owned subsidiaries and (iv) the compliance by the Lead Sellers and KCA Deutag in all material respects of their obligations under the Purchase Agreement. Subject to the satisfaction of the conditions in the Purchase Agreement, the consummation of the Acquisition is expected to occur prior to the end of the 2024 calendar year.

Contract Backlog
As of June 30, 2024 and September 30, 2023, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.5 billion and $1.4 billion, respectively. The increase in backlog from September 30, 2023 to June 30, 2024 is primarily due to the Company finalizing contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. These amounts do not include anticipated contract renewals or expected performance bonuses. Approximately 78.8 percent of the June 30, 2024 total backlog is reasonably expected to be fulfilled in fiscal year 2025 and thereafter.
The following table sets forth the total backlog by reportable segment as of June 30, 2024 and September 30, 2023, and the percentage of the June 30, 2024 backlog reasonably expected to be fulfilled in fiscal year 2025 and thereafter:

(in billions)	June 30, 2024	September 30, 2023	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025 and Thereafter
North America Solutions	$0.8	$1.1	64.6%
International Solutions	0.7	0.3	95.2
Offshore Gulf of Mexico	—	—	—
	$1.5	$1.4
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” within our 2023 Annual Report on Form 10-K filed with the SEC, regarding fixed term contract risk.

Results of Operations for the Three Months Ended June 30, 2024 and 2023
Consolidated Results of Operations
Net Income We reported income of $88.7 million ($0.88 per diluted share) for the three months ended June 30, 2024 compared to income of $95.3 million ($0.93 per diluted share) for the three months ended June 30, 2023.
Operating Revenue Consolidated operating revenues were $697.7 million and $724.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by lower activity levels.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $418.2 million and $430.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily attributable to the aforementioned lower activity levels.
Q3 FY24 FORM 10-Q | 32

Selling, General and Administrative Expense Selling, general and administrative expenses increased to $66.9 million during the three months ended June 30, 2024 compared to $49.3 million during the three months ended June 30, 2023. The increase was primarily due to a $12.1 million increase in professional services, consulting, and IT related expenses and $4.7 million increase in labor and labor-related expenses.
Gain (Loss) on Investment Securities During the three months ended June 30, 2024, we recognized an aggregate gain of $0.4 million on investment securities. The gain consisted of $5.6 million and $1.9 million gains on our equity investments in ADNOC Drilling and Tamboran Corp., respectively; both of which were a result of increases in the fair market value of the stocks. These gains were offset by a $7.1 million loss on investment recognized during the three months ended June 30, 2024 as a result of a Blue Chip Swap transaction that occurred during the period. See—Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties—International Solutions Drilling Risks for additional information related to the Blue Chip Swap. During the three months ended June 30, 2023, we recognized an aggregate loss of $18.5 million on investment securities. The loss was primarily due to $17.0 million and $1.5 million losses on our equity investments in ADNOC Drilling and Tamboran Corp., respectively; both of which were a result of fluctuations in the fair market value of the stocks.
Income Taxes For the three months ended June 30, 2024, we recorded income tax expense of $33.7 million (which includes a discrete tax benefit of $0.8 million primarily related to provision to return adjustments) compared to income tax expense of $40.7 million (which includes discrete tax expense of $2.4 million primarily related to an increase in our deferred state income tax rate) for the three months ended June 30, 2023. Our statutory federal income tax rate for fiscal year 2024 and 2023 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$620,040	$641,612	(3.4)%
Direct operating expenses	342,617	364,688	(6.1)
Depreciation and amortization	89,207	87,209	2.3
Research and development	10,623	7,254	46.4
Selling, general and administrative expense	14,234	12,962	9.8
Segment operating income	$163,359	$169,499	(3.6)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$277,423	$276,924	0.2
Revenue days[3]	13,683	15,075	(9.2)
Average active rigs[4]	150	166	(9.2)
Number of active rigs at the end of period[5]	146	153	(4.6)
Number of available rigs at the end of period	232	233	(0.4)
Reimbursements of "out-of-pocket" expenses	$74,915	$82,688	(9.4)
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
Operating Revenues Operating revenues were $620.0 million and $641.6 million in the three months ended June 30, 2024 and 2023, respectively. The $21.6 million decrease in operating revenue was primarily due to a 9.2 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $342.6 million during the three months ended June 30, 2024 as compared to $364.7 million during the three months ended June 30, 2023. This decrease was primarily driven by lower activity levels, partially offset by an increase in per revenue day labor and materials and supplies expense.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $89.2 million during the three months ended June 30, 2024 as compared to $87.2 million during the three months ended June 30, 2023. The increase was primarily driven by $2.7 million of accelerated depreciation recognized during the three months ended June 30, 2024 for components on rigs that are scheduled for conversion in fiscal year 2024.
Q3 FY24 FORM 10-Q | 33

Selling, General and Administrative Expense Selling, general and administrative expense increased to $14.2 million during the three months ended June 30, 2024 as compared to $13.0 million during the three months ended June 30, 2023. The increase was primarily driven by a $0.9 million increase in labor and labor-related expenses.
International Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$47,882	$48,692	(1.7)%
Direct operating expenses	47,446	45,390	4.5
Depreciation	2,797	2,171	28.8
Selling, general and administrative expense	2,483	2,528	(1.8)
Segment operating loss	$(4,844)	$(1,397)	246.7

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$436	$3,302	(86.8)
Revenue days[3]	1,067	1,215	(12.2)
Average active rigs[4]	12	13	(12.2)
Number of active rigs at the end of period[5]	12	13	(7.7)
Number of available rigs at the end of period	23	22	4.5
Reimbursements of "out-of-pocket" expenses	$2,069	$2,098	(1.4)
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
Operating Revenues Operating revenues were $47.9 million and $48.7 million in the three months ended June 30, 2024 and 2023, respectively. The $0.8 million decrease in operating revenue was primarily due to a 12.2 percent decrease in activity levels partially offset by higher ancillary services revenue.
Direct Operating Expenses Direct operating expenses increased to $47.4 million during the three months ended June 30, 2024 as compared to $45.4 million during the three months ended June 30, 2023. This increase was primarily driven by a $1.5 million increase in materials and supplies expense associated with the development of our Saudi Arabia operations.
Q3 FY24 FORM 10-Q | 34

Offshore Gulf of Mexico

	Three Months Ended June 30,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$27,218	$31,221	(12.8)%
Direct operating expenses	19,611	23,913	(18.0)
Depreciation	1,798	1,873	(4.0)
Selling, general and administrative expense	799	730	9.5
Segment operating income	$5,010	$4,705	6.5

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$7,607	$7,308	4.1
Revenue days[3]	273	364	(25.0)
Average active rigs[4]	3	4	(25.0)
Number of active rigs at the end of period[5]	3	4	(25.0)
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,746	$7,823	(1.0)
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
Operating Revenues Operating revenues were $27.2 million and $31.2 million in the three months ended June 30, 2024 and 2023, respectively. The $4.0 million decrease in operating revenue was primarily due to a 25.0 percent decrease in activity partially offset by higher pricing.
Direct Operating Expenses Direct operating expenses decreased to $19.6 million during the three months ended June 30, 2024 as compared to $23.9 million during the three months ended June 30, 2023. This decrease was primarily driven by a decrease in activity levels as described above partially offset by a decrease in per revenue day materials and supplies expense.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2024	2023	% Change
Operating revenues	$17,261	$19,790	(12.8)%
Direct operating expenses	21,413	16,790	27.5
Depreciation	277	515	(46.2)
Selling, general and administrative expense	362	381	(5.0)
Operating income (loss)	$(4,791)	$2,104	(327.7)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $17.3 million and $19.8 million during the three months ended June 30, 2024 and 2023, respectively, primarily consisted of $14.7 million and $17.4 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Q3 FY24 FORM 10-Q | 35

Direct Operating Expenses Direct operating expenses of $21.4 million and $16.8 million during the three months ended June 30, 2024 and 2023, respectively, primarily consisted of $5.3 million and $5.5 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $9.5 million and $9.7 million, respectively, and medical stop loss expenses of $4.1 million and $2.1 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023

Consolidated Results of Operations
Net Income We reported income of $268.7 million ($2.67 per diluted share) for the nine months ended June 30, 2024 compared to income of $356.5 million ($3.39 per diluted share) for the nine months ended June 30, 2023.
Operating Revenue Consolidated operating revenues were $2.1 billion and $2.2 billion for the nine months ended June 30, 2024 and 2023, respectively. The decrease was primarily driven by lower activity levels.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $1.2 billion and $1.3 billion for the nine months ended June 30, 2024 and 2023, respectively. The decrease was primarily attributable to the aforementioned lower activity levels. Additionally, during the nine months ended June 30, 2024, we recognized $6.7 million in direct operating expenses associated with the fair value adjustment of contingent consideration related to potential earnout payments associated with our business acquisitions in fiscal year 2019, partially offset by a gain on involuntary conversion of a rig of approximately $5.5 million.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $185.5 million during the nine months ended June 30, 2024 compared to $150.6 million during the nine months ended June 30, 2023. The increase was primarily due to a $16.6 million increase in labor and labor-related expenses; and a $14.7 million increase in professional services, consulting, and IT related expense.
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
Gain on Investment Securities During the nine months ended June 30, 2024, we recognized an aggregate gain of $0.1 million on investment securities. The gain consisted of $3.7 million and $3.5 million gains on our equity investments in Tamboran Corp. and ADNOC Drilling; both of which were a result of increases in the fair market values of the stocks. The gains on our equity investments in Tamboran Corp. and ADNOC Drilling were offset by a $7.1 million loss on investment recognized during the nine months ended June 30, 2024 as a result of a Blue Chip Swap transaction that occurred during the period. See Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties—International Solutions Drilling Risks for additional details related to the Blue Chip Swap. During the nine months ended June 30, 2023, we recognized an aggregate gain of $6.1 million on investment securities. The gain was primarily due to a $7.4 million gain on our equity investment in ADNOC Drilling, partially offset by a $1.5 million loss on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks.
Income Taxes For the nine months ended June 30, 2024 we recorded income tax expense of $96.0 million (which includes a discrete tax benefit of $1.6 million primarily related to equity compensation and return to provision adjustments) compared to income tax expense of $124.2 million for the nine months ended June 30, 2023 (which includes a discrete tax expense of $2.3 million primarily related to an increase in our deferred state income tax rate and equity compensation). Our statutory federal income tax rate for fiscal year 2024 and 2023 is 21.0 percent (before incremental state and foreign taxes).
Q3 FY24 FORM 10-Q | 36

North America Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$1,827,661	$1,944,555	(6.0)%
Direct operating expenses	1,022,763	1,111,154	(8.0)
Depreciation and amortization	273,799	266,093	2.9
Research and development	32,318	23,051	40.2
Selling, general and administrative expense	43,802	43,364	1.0
Asset impairment charges	—	3,948	(100.0)
Segment operating income	$454,979	$496,945	(8.4)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$804,898	$833,401	(3.4)
Revenue days[3]	41,516	48,142	(13.8)
Average active rigs[4]	152	176	(13.8)
Number of active rigs at the end of period[5]	146	153	(4.6)
Number of available rigs at the end of period	232	233	(0.4)
Reimbursements of "out-of-pocket" expenses	$218,227	$239,288	(8.8)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 274 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $1.8 billion and $1.9 billion in the nine months ended June 30, 2024 and 2023, respectively. The $0.1 billion decrease in operating revenue was primarily due to a 13.8 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $1.0 billion during the nine months ended June 30, 2024 as compared to $1.1 billion during the nine months ended June 30, 2023. This decrease was primarily driven by lower activity levels, partially offset by an increase in per revenue day labor and materials and supplies expense.

    Depreciation and Amortization Expense Depreciation and amortization expense increased to $273.8 million during the nine months ended June 30, 2024 as compared to $266.1 million during the nine months ended June 30, 2023. The increase was primarily driven by $10.9 million of accelerated depreciation recognized during the nine months ended June 30, 2024 for components on rigs that are scheduled for conversion in fiscal year 2024.
Research and Development Expense Research and development expense increased to $32.3 million during the nine months ended June 30, 2024 as compared to $23.1 million during the nine months ended June 30, 2023. The increase was driven by an associated asset acquisition that occurred during the nine months ended June 30, 2024, as well as costs related to expanded project scopes.
Asset Impairment Charges During the nine months ended June 30, 2023, assets that were previously classified as Assets held-for-sale were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the nine months ended June 30, 2023. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the nine months ended June 30, 2023.
Q3 FY24 FORM 10-Q | 37

International Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$148,512	$159,383	(6.8)
Direct operating expenses	129,479	133,642	(3.1)
Depreciation	7,549	5,215	44.8
Selling, general and administrative expense	7,336	8,245	(11.0)
Asset impairment charges	—	8,149	(100.0)
Segment operating income	$4,148	$4,132	0.4

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$19,033	$25,741	(26.1)
Revenue days[3]	3,278	3,618	(9.4)
Average active rigs[4]	12	13	(9.4)
Number of active rigs at the end of period[5]	12	13	(7.7)
Number of available rigs at the end of period	23	22	4.5
Reimbursements of "out-of-pocket" expenses	$7,417	$7,743	(4.2)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 274 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period
Operating Revenues Operating revenues were $148.5 million and $159.4 million in the nine months ended June 30, 2024 and 2023, respectively. The $10.9 million decrease in operating revenue was primarily due to an 9.4 percent decrease in activity levels partially offset by higher average pricing levels and higher ancillary services revenue.
Direct Operating Expenses Direct operating expenses decreased to $129.5 million during the nine months ended June 30, 2024 as compared to $133.6 million during the nine months ended June 30, 2023. This decrease was primarily driven by a 9.4 percent decrease in activity levels partially offset by higher per revenue day labor expenses.
Asset Impairment Charges During the nine months ended June 30, 2023, the Company initiated a plan to decommission and scrap four international FlexRig® drilling rigs and four conventional drilling rigs located in Argentina that are not suitable for unconventional drilling. As a result, these rigs were reclassified to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023. The rigs’ aggregate net book value of $8.8 million was written down to the estimated scrap value of $0.7 million, which resulted in a non-cash impairment charge of $8.1 million during the nine months ended June 30, 2023.
Q3 FY24 FORM 10-Q | 38

Offshore Gulf of Mexico

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$78,662	$101,364	(22.4)%
Direct operating expenses	62,200	75,292	(17.4)
Depreciation	5,807	5,671	2.4
Selling, general and administrative expense	2,515	2,263	11.1
Segment operating income	$8,140	$18,138	(55.1)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$16,462	$26,072	(36.9)
Revenue days[3]	835	1,092	(23.5)
Average active rigs[4]	3	4	(23.5)
Number of active rigs at the end of period[5]	3	4	(25.0)
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$24,430	$23,006	6.2
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 274 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period
Operating Revenues Operating revenues were $78.7 million and $101.4 million in the nine months ended June 30, 2024 and 2023, respectively. The $22.7 million decrease in operating revenue was primarily due to a 23.5 percent decrease in activity levels.
Direct Operating Expenses Direct operating expenses decreased to $62.2 million during the nine months ended June 30, 2024 as compared to $75.3 million during the nine months ended June 30, 2023. This decrease was primarily driven by a decrease in activity levels as described above.

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2024	2023	% Change
Operating revenues	$53,628	$58,936	(9.0)%
Direct operating expenses	53,412	43,035	24.1
Depreciation	1,224	1,428	(14.3)
Selling, general and administrative expense	1,065	869	22.6
Operating income (loss)	$(2,073)	$13,604	(115.2)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $53.6 million and $58.9 million during the nine months ended June 30, 2024 and 2023, respectively, primarily consisted of $45.7 million and $51.4 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $53.4 million and $43.0 million during the nine months ended June 30, 2024 and 2023, respectively, primarily consisted of $10.4 million and $10.2 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $28.5 million and $30.6 million, respectively, and medical stop loss expenses of $11.4 million and $7.4 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary.
Q3 FY24 FORM 10-Q | 39

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
As of June 30, 2024, we had cash and cash equivalents of $203.6 million, restricted cash of $78.4 million and short-term investments of $86.1 million. Our cash flows for the nine months ended June 30, 2024, and 2023 are presented below:

	Nine Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$515,907	$619,000
Investing activities	(353,998)	(191,044)
Financing activities	(196,145)	(414,992)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(34,236)	$12,964
Q3 FY24 FORM 10-Q | 40

Operating Activities
Our operating net working capital (non-GAAP) as of June 30, 2024 and September 30, 2023 is presented below:

	June 30,	September 30,
(in thousands)	2024	2023
Total current assets	$970,319	$1,006,625
Less:
Cash and cash equivalents	203,633	257,174
Short-term investments	86,088	93,600
Assets held-for-sale	—	645
Prepaid property, plant and equipment	15,316	21,821
	665,282	633,385

Total current liabilities	456,792	418,931
Less:
Dividends payable	42,045	25,194
	$414,747	$393,737

Operating net working capital (non-GAAP)	$250,535	$239,648
Cash flows provided by operating activities were approximately $515.9 million and $619.0 million for the nine months ended June 30, 2024 and 2023, respectively. The change in cash provided by operating activities is primarily driven by lower activity levels partially offset by higher average pricing levels and a reduced negative impact from increases in operating net working capital. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, assets held-for-sale, and prepaid property, plant and equipment, less current liabilities, excluding dividends payable.
Operating net working capital was $250.5 million and $239.6 million as of June 30, 2024 and September 30, 2023, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers.
Investing Activities
Capital Expenditures Our capital expenditures during the nine months ended June 30, 2024 were $389.1 million compared to $281.8 million during the nine months ended June 30, 2023. The increase in capital expenditures is driven by the timing of procurement associated with equipment overhauls and certain long-term projects including the procurement of long lead items for international expansion projects.
Net Sales of Short-Term Investments Our net sales of short-term investments during the nine months ended June 30, 2024 were $3.6 million compared to net sales of $46.5 million during the nine months ended June 30, 2023. The change in activity is driven by our ongoing liquidity management. Additionally, the Central Bank of Argentina's currency controls continue to limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the nine months ended June 30, 2024, we entered into a Blue Chip Swap transaction, which resulted in a $7.1 million loss on investment recorded in Gain (loss) on investment securities within our Unaudited Condensed Consolidated Statements of Operations. As a result of the Blue Chip Swap transaction, $13.8 million of net cash was repatriated to the U.S. during the period.
Purchases of Long-Term Investments Our purchases of long-term investments during the nine months ended June 30, 2024 were $9.2 million compared to $18.8 million during the nine months ended June 30, 2023. Our activity during the nine months ended June 30, 2024 was driven by $9.2 million in purchases of various equity and debt securities. The activity during the nine months ended June 30, 2023 was driven by our $14.1 million equity investment in Tamboran Corp and $4.1 million in various geothermal energy companies debt and equity securities.
Insurance Proceeds from Involuntary Conversion In November 2022, a fire at a wellsite caused substantial damage to one of our super spec-rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. During the nine months ended June 30, 2024, we collected $5.5 million of the total expected insurance proceeds. The total insurance proceeds received during the period exceeds the recognized loss and therefore was recognized as a gain within operating income during the nine months ended June 30, 2024.
Q3 FY24 FORM 10-Q | 41

Sale of Assets Our proceeds from asset sales during the nine months ended June 30, 2024 were $35.1 million compared to proceeds of $63.0 million during the nine months ended June 30, 2023. The decrease in proceeds is mainly driven by lower rig activity which drives lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $1.26 per share, comprised of a base cash dividend of $0.75 and a supplemental cash dividend of $0.51, during the nine months ended June 30, 2024. Comparatively, during the nine months ended June 30, 2023, we paid dividends of $1.46 per share, comprising of a base cash dividend of $0.75 and a supplemental cash dividend of $0.71. Total dividends paid were $126.4 million and $152.6 million during the nine months ended June 30, 2024 and 2023, respectively.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources. During the nine months ended June 30, 2024, we repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million. During the nine months ended June 30, 2023, we repurchased 6.5 million common shares at an aggregate cost of $249.0 million, including excise tax of $1.8 million.
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
The 2018 Credit Facility has $750.0 million in aggregate availability with a maximum of $75.0 million available for use as letters of credit. As of June 30, 2024, there were no borrowings or letters of credit outstanding, leaving $750.0 million available to borrow under the 2018 Credit Facility. For a full description of the 2018 Credit Facility, see Note 6—Debt to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
As of June 30, 2024, we had $120.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $120.0 million, $41.7 million was outstanding as of June 30, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $46.7 million outstanding as of June 30, 2024.
Q3 FY24 FORM 10-Q | 42

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2024, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2024 and 2025 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $750.0 million 2018 Credit Facility. We currently do not anticipate the need to draw on the 2018 Credit Facility. Our indebtedness under our unsecured senior notes totaled $550.0 million at June 30, 2024 and matures on September 29, 2031.
As of June 30, 2024, we had a $494.4 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations, other than those related to the Acquisition, utilizing cash and investments on hand, as well as cash generated from ongoing operations.
In connection with the Acquisition, we entered into a debt commitment letter dated July 25, 2024 with Morgan Stanley Senior Funding, Inc. (“MSSF”), pursuant to which MSSF has committed, subject to satisfaction of standard conditions, to provide us with an unsecured bridge loan facility in an aggregate principal amount of $1.9725 billion (the “Bridge Loan Facility”). We currently intend to fund the Acquisition and related fees, costs and expenses with a combination of cash on hand, borrowings and through one or more debt capital markets or loan facility transactions, subject to market conditions and other factors, and utilize, only to the extent necessary, borrowings under the Bridge Loan Facility.
As of June 30, 2024, we have recorded unrecognized tax benefits and related interest and penalties of approximately $0.7 million. During the three months ended June 30, 2024, $2.7 million of the unrecognized tax benefits, interest and penalties was recognized as a result of a lapse of the statute of limitations. Any further reversals or payments of the liability cannot be estimated at this time.
A base cash dividend of $0.25 per share and a quarterly supplemental cash dividend of $0.17 per share were declared on June 5, 2024 for shareholders of record on August 16, 2024, payable on August 30, 2024, resulting in a Dividend payable of $42.0 million on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024.
The long‑term debt to total capitalization ratio was 16.1 percent and 16.6 percent at June 30, 2024 and September 30, 2023, respectively. For additional information regarding debt agreements, refer to Note 5—Debt to the Unaudited Condensed Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2023.

Material Commitments
Material commitments as reported in our 2023 Annual Report on Form 10-K have not changed significantly as of June 30, 2024, other than those disclosed in Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

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
Q3 FY24 FORM 10-Q | 43

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

	Three Months Ended June 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income (loss)	$163,359	$(4,844)	$5,010
Add back:
Depreciation and amortization	89,207	2,797	1,798
Research and development	10,623	—	—
Selling, general and administrative expense	14,234	2,483	799
Direct margin (Non-GAAP)	$277,423	$436	$7,607

	Three Months Ended June 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income (loss)	$169,499	$(1,397)	$4,705
Add back:
Depreciation and amortization	87,209	2,171	1,873
Research and development	7,254	—	—
Selling, general and administrative expense	12,962	2,528	730
Direct margin (Non-GAAP)	$276,924	$3,302	$7,308

	Nine Months Ended June 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income	$454,979	$4,148	$8,140
Add back:
Depreciation and amortization	273,799	7,549	5,807
Research and development	32,318	—	—
Selling, general and administrative expense	43,802	7,336	2,515
Direct margin (Non-GAAP)	$804,898	$19,033	$16,462

	Nine Months Ended June 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income	$496,945	$4,132	$18,138
Add back:
Depreciation and amortization	266,093	5,215	5,671
Research and development	23,051	—	—
Selling, general and administrative expense	43,364	8,245	2,263
Asset impairment charges	3,948	8,149	—
Direct margin (Non-GAAP)	$833,401	$25,741	$26,072
Q3 FY24 FORM 10-Q | 44

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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2023 Annual Report on Form 10-K other than those set forth below.

We will incur a substantial amount of additional debt to complete the Acquisition. Our debt level may limit our financial and business flexibility.
We expect to fund the cash purchase price for the Acquisition, as well as the refinancing, prepayment, replacement, redemption, repurchase, discharge and/or defeasance of certain existing indebtedness of the Target and its subsidiaries, transaction expenses, general corporate expenses and working capital needs, with a combination of cash on hand and through the incurrence of approximately $2.0 billion of new indebtedness. We currently anticipate such indebtedness will consist of borrowings through one or more debt capital markets or loan facility transactions, subject to market conditions and other factors, and, only to the extent necessary, borrowings under the Bridge Loan Facility.
Such incurrence would result in a significant increase to our outstanding long-term indebtedness, which was $550.0 million as of June 30, 2024. Subject to the limitations contained in our existing and any future debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our level debt could increase. Our ability to repay all the forgoing obligations will depend on, among other things, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.
Q3 FY24 FORM 10-Q | 45

Our increased indebtedness could have important consequences. For example:
•we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate matters, including dividend payments and stock repurchases;
•we may not be able to generate sufficient cash flow to meet our substantial debt service obligations or to fund our other liquidity needs. If this occurs, we may have to take actions such as selling assets, selling equity, or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or restructuring our debt;
•as a result of the amount of our outstanding indebtedness and the restrictive covenants to which we are or may become subject, if we determine that we require additional financing to fund future working capital, capital investments, or other business activities, we may not be able to obtain such financing on commercially reasonable terms, or at all; and
•our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared with our competitors that have less indebtedness.

The Acquisition is subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay or reduce the anticipated benefits of the Acquisition, result in additional expenditures of money and resources, or result in termination of the Purchase Agreement.

The Purchase Agreement contains a number of conditions to the consummation of the Acquisition. If any of these conditions are not satisfied or waived prior to October 25, 2025, it is possible that the Purchase Agreement may be terminated. In addition, satisfying the conditions to and the consummation of the Acquisition may take longer and could cost more than we expect. Many of the conditions to the consummation of the Acquisition are not within the parties’ control, and the parties cannot predict when or if these conditions will be satisfied. Any delay in completing the Acquisition may adversely affect the cost savings and other benefits that we expect to achieve if the Acquisition and the integration of the Target’s business are completed within the expected timeframe. Further, there can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.

If the Acquisition is consummated, we may be unable to successfully integrate the Target’s business or achieve the anticipated benefits of the Acquisition, or the anticipated benefits attributable to the Acquisition may vary from our expectations.

Our ability to achieve the anticipated benefits of the Acquisition will depend in part upon whether we can integrate the Target’s business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the Target’s assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the Acquisition will materialize. The success of the Acquisition will depend, in significant part, on the Company’s ability to successfully integrate the acquired business, grow the revenue of the Company and realize the anticipated strategic benefits from the Acquisition. Additionally, the integration process may result in the disruption of ongoing business and there could be potential unknown liabilities and unforeseen expenses associated with the Acquisition that were not discovered in the course of performing due diligence. The integration may also require significant time and focus from management following the Acquisition which may disrupt the Company’s business and results of operations.
Q3 FY24 FORM 10-Q | 46

The Company believes that the addition of the Target will complement its strategy and provide operational and financial scale. This growth and the anticipated benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the Company is not able to achieve or realize the anticipated benefits expected from the Acquisition within the anticipated timing or at all, its business and operating results may be adversely affected. Potential difficulties in realizing the anticipated benefits of the Acquisition include, but are not limited to: (i) disruptions of relationships with customers, distributors, suppliers, vendors and other business partners as a result of uncertainty associated with the Acquisition; (ii) difficulties integrating the Target’s operations with our own in a manner that permits us to achieve the full revenue and cost savings anticipated from the transaction; (iii) complexities associated with managing a larger and more complex business, including difficulty addressing possible inconsistencies in standards, controls or operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; (iv) difficulties integrating personnel, vendors and business partners; (v) loss of key employees who are critical to our future operations due to uncertainty about their roles within the Company following the Acquisition or other concerns regarding the Acquisition; (vi) potential unknown liabilities and unforeseen expenses; (vii) performance shortfalls at one or more of the companies as a result of the diversion of management’s attention to integration efforts; and (viii) disruption of, or the loss of momentum in, each company’s ongoing business.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of the Target in an efficient and timely manner, consolidating systems and management controls and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined operations may have an adverse effect on our business, reputation, financial condition and results of operations.

Our business relationships may be subject to disruption due to uncertainty associated with the Acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position pending and following the Acquisition.

Parties with which we do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or the Target. These disruptions could have a material adverse effect on our results of operations, cash flows and financial position, regardless of whether the Acquisition is completed, as well as a material adverse effect on our ability to realize the expected cost savings and other benefits of the Acquisition. The risk and adverse effect of any disruption could be exacerbated by a delay in completion of the Acquisition or the termination of the Purchase Agreement.

Uncertainties associated with the Acquisition may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the Acquisition will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within the combined company or other concerns regarding the timing and completion of the Acquisition or the operations of the combined company following the Acquisition, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. In addition, the loss of key personnel could diminish the anticipated benefits of the Acquisition and the integration of the companies may be more difficult. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the companies. No assurance can be given that we will be able to retain or attract key management personnel and other key employees of the Target to the same extent that we have previously been able to retain or attract our own employees.
Q3 FY24 FORM 10-Q | 47

Failure to complete the Acquisition could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.
If the Acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Acquisition, we would be subject to a number of risks, including the following: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners; (iii) we will still be required to pay certain significant costs relating to the Acquisition, such as legal, accounting, consulting, financial advisor and printing fees; (iv) matters relating to the Acquisition (including integration planning) requires substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and (v) litigation related to any failure to complete the Acquisition or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Purchase Agreement. If the Acquisition is not completed, these risks may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

We will incur significant transaction costs in connection with the Acquisition.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with the Acquisition, combining the operations of the Target with ours and realizing the expected benefits of the transaction. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. Some of these costs are payable by us regardless of whether the Acquisition is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that may or must be integrated in connection with the Acquisition and the integration of operations with ours. While we have assumed that a certain level of expenses would be incurred in connection with the Acquisition, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. Although we expect that the elimination of duplicative costs, as well as the realization of expected benefits related to the integration of the Target’s assets, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all. There may also be additional unanticipated significant costs in connection with the Acquisition that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the Acquisition.

The Acquisition represents an expansion outside of our current geographic regions, and we may encounter new obstacles operating in different geographic regions.
Our operations have historically focused on North America and the Offshore Gulf of Mexico, and we also have existing operations internationally in Argentina, Bahrain, Colombia, the United Arab Emirates and Australia. The Acquisition represents an expansion into Europe and Africa and a broader presence in the Middle East. Certain aspects related to operating in these new regions may not be as familiar to us as our current operating regions. As a result, we may encounter obstacles that may cause us not to achieve the expected results of the Acquisition. These obstacles may include a less familiar geopolitical landscape, new customers with whom we have no established relationship, pressure from local governments to hire local employees, use local suppliers or to direct business to nationalized companies, unfamiliar operating conditions and a distinct regulatory environment. Additionally, the Target has significant operations in developing countries and other nations which are high on the Corruptions Perceptions Index published by Transparency International. Such operations inherently pose a heightened risk of potential violations of anti-corruption laws, which violations could subject us to civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations. Any adverse conditions, regulations or developments related to our expansion into or within these regions may have a negative impact on our business, financial condition and results of operations.

Our future results following the Acquisition will suffer if we do not effectively manage our expanded operations.
Following the Acquisition, the size and geographic footprint of our business will increase. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and geographies and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Acquisition.
Q3 FY24 FORM 10-Q | 48

The pendency of the Acquisition could adversely affect the Company’s business, results of operations and financial condition.
The pendency of the Acquisition could cause disruptions in the Company’s business, which could have an adverse effect on the Company’s business, results of operations and financial condition. In particular, the attention of the Company’s management may be directed towards the Acquisition, including obtaining required approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of the Company and matters related to the Acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company even after the Acquisition is consummated.

The inability to complete the Acquisition on the initial terms agreed to or in the expected time frame may adversely affect our business, financial condition or results of operations.
We may not be able to consummate the Acquisition on the terms contemplated, or at all, if the applicable regulatory approvals are not obtained and/or other customary closing conditions are not satisfied. Any difficulties with respect to the consummation of the Acquisition may adversely affect our business, financial condition or results of operations. Additionally, failure to consummate the Acquisition on the terms contemplated may adversely affect our intended strategy of geographic expansion and may impact management’s focus on such strategy.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
None.

ITEM 6. EXHIBITS
The following documents are included as exhibits to this Form 10-Q. Those exhibits below that are incorporated herein by reference are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, the exhibit is filed or furnished herewith.

Exhibit Number	Description

2.1†
Sale and Purchase Agreement, dated July 25, 2024, among Helmerich & Payne, Inc., the Majority Sellers named therein, the Management Seller named therein, Ocorian Limited, HP Global Holdings Limited and KCA Deutag International Limited (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8‑K filed on July 25, 2024, SEC File No. 001‑04221).

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2024, filed on July 25, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

† Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
Q3 FY24 FORM 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	July 25, 2024	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	July 25, 2024	By:	/S/ MARK W. SMITH
Mark W. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q3 FY24 FORM 10-Q | 50