Form 10-K
period 2024-09-30
Helmerich & Payne, Inc.
filed 2024-11-13
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-4221
HELMERICH & PAYNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-0679879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 North Detroit Avenue, Tulsa, Oklahoma 74120
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
At March 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non‑affiliates was approximately $4.2 billion based on the closing price of such stock on the New York Stock Exchange on such date of $42.06.
Number of shares of common stock outstanding at November 6, 2024: 98,755,412
Portions of the Registrant’s 2025 Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2025 are incorporated by reference into Part III of this Form 10‑K. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10‑K relates.

2024 FORM 10-K | 2

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K (“Form 10‑K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology, and such statements include, but are not limited to, statements regarding the Acquisition (as defined herein) and the anticipated benefits, impact and timing of such transaction, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions, many of which are beyond our control and any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.
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
•the risk that we are unable to integrate KCA Deutag International Limited's ("KCA Deutag") operations in a successful manner and in the expected time period;
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
2024 FORM 10-K | 3

•the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographic region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and conflicts in Israel, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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
Additional factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in this Form 10‑K under Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements, express or implied, are expressly qualified in their entirety by these cautionary statements.
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
•consolidation in our industry may impact our results of operations;
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
2024 FORM 10-K | 4

•the effect of unexpected events;
•our reliance on management and competition for experienced personnel;
•the effect of the loss of one or a number of our large customers;
•our current backlog of drilling services and solutions revenue may not be ultimately realized;
•risks associated with our contracts with national oil companies ("NOCs");
•control of oil and natural gas reserves by NOCs may affect demand for our services;
•fixed costs may not decline in proportion to decreases in rig utilization and dayrates;
•shortages of drilling equipment, supplies or other key materials;
•inflation and cost increases may impact our sales margins and profitability;
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
2024 FORM 10-K | 5

•certain provisions of our corporate governing documents could make an acquisition of our company more difficult;
•the choice of forum provision in our bylaws could limit our stockholders’ ability to obtain what such stockholders’ believe to be a favorable judicial forum for disputes with us or our directors, officers, or employees;
•the effect of public and investor sentiment towards climate change, fossil fuels and other environmental, social and governance ("ESG") matters on our cost of capital and the price of our common stock;
KCA Deutag Acquisition Related Risks
•we will incur a substantial amount of additional debt;
•we may be unable to fulfill a number of closing conditions;
•we may be unable to successfully integrate KCA Deutag's business;
•our business relationships may be subject to disruption due to uncertainty associated with the Acquisition;
•we may lose management personnel or other key employees due to uncertainty associated with the Acquisition;
•we may fail to complete the Acquisition altogether or fail to complete it on the initial terms agreed to;
•we will incur significant transaction costs in connection with the Acquisition;
•we may encounter new obstacles operating in different geographic regions; and
•the pendency of the Acquisition could adversely affect our business.

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
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, International Solutions and Offshore Gulf of Mexico. Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia, and Wyoming. Our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Australia, Bahrain, Colombia and the United Arab Emirates ("U.A.E."). Additionally, we commenced operations in Saudi Arabia in the first quarter of fiscal 2025.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center containing approximately 371,000 leasable square feet and approximately 176 acres of undeveloped real estate. Our research and development endeavors include both internal development and external acquisition of developing technologies. Our wholly-owned captive insurance companies (the “Captives”) are primarily used to insure the deductibles for our workers’ compensation, general liability, automobile liability, rig property and a medical stop-loss program. The Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our real estate operations and our wholly-owned captive insurance companies are included in "Other."
2024 FORM 10-K | 6

Pending KCA Deutag Acquisition
On July 25, 2024, H&P and certain of its wholly owned subsidiaries entered into a Sale and Purchase Agreement (the "Purchase Agreement") to acquire KCA Deutag for total cash consideration of approximately $2.0 billion, which consists of the $0.9 billion unadjusted share purchase price and $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the acquisition (the "Acquisition"). Total consideration is subject to adjustment as set forth in the Purchase Agreement. The transaction is expected to close prior to calendar 2024 year end, subject to customary closing conditions and regulatory approvals.
KCA Deutag is a diverse global drilling company. The company has a significant land drilling presence in the Middle East, which represents approximately two-thirds of the company’s calendar year 2023 Operating EBITDA, with additional operations in South America, Europe and Africa. In addition to its land operations, KCA Deutag has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada, with super major customers and long-term earnings visibility through a robust backlog. KCA Deutag’s Kenera segment comprises manufacturing and engineering businesses, including Bentec, with three facilities serving the energy industry, representing a longer-term growth opportunity.

Drilling Fleet

The following map shows the number of available rigs by basin in our North America Solutions reportable segment as of September 30, 2024:
2024 FORM 10-K | 7

The following table sets forth certain information concerning our North America Solutions drilling rigs as of September 30, 2024:

NORTH AMERICA SOLUTIONS FLEET
Location	Super-Spec FlexRig®[1]		Non Super-Spec FlexRig®[2]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
TX	124	84	—	—	124	84
NM	45	36	—	—	45	36
OK	17	5	—	—	17	5
ND	11	8	—	—	11	8
LA	11	3	—	—	11	3
WV	5	4	—	—	5	4
CO	3	3	2	1	5	4
UT	4	3	—	—	4	3
PA	4	2	—	—	4	2
OH	2	2	—	—	2	2
Totals	226	150	2	1	228	151
(1)AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
(2)AC drive, 1,500 horsepower drawworks, 500,000 or 750,000 lbs. hookload rating, 5,000 or 7,500 psi mud circulating system, may or may not have multiple-well pad capability.
The following table sets forth certain information concerning our International Solutions drilling rigs as of September 30, 2024:

INTERNATIONAL SOLUTIONS FLEET
Location	AC (FlexRig® 3)[1]		AC (FlexRig® 3WA)[2]		AC (FlexRig® 4)[3]		Other AC		SCR[4]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Argentina	12	7	—	—	—	—	—	—	—	—	12	7
Saudi Arabia	—	—	5	5	—	—	—	—	—	—	5	5
Colombia	2	—	—	—	—	—	1	—	2	—	5	—
Bahrain	1	1	—	—	3	2	—	—	—	—	4	3
Australia	1	1	—	—	—	—	—	—	—	—	1	1
Totals	16	9	5	5	3	2	1	—	2	—	27	16
(1)The FlexRig® 3 is equipped with an AC drive, 1,500 horsepower drawworks, and a 750,000 lb. hookload rating. It can be equipped with an optional skid or walking system, third mud pump, and 7,500 psi high pressure mud system. Nine rigs in Argentina are equipped with skid systems, a third mud pump and 7,500 psi high pressure mud systems.
(2)The FlexRig® 3WA is uniquely enhanced for mobility and agility without compromising unconventional pad drilling that advanced drilling programs require for highly complex lateral wells. Its walking capability offers the flexibility of 500ft in a straight line, or multiple rows within a 200 x 50 ft box.
(3)The FlexRig® 4 model has a small footprint and is designed to be highly mobile. The rig is equipped with a 300,000 lb. mast, 400HP top drive and two mud pumps. Range 3 drill pipe is used without setback. The rig is capable of horizontal and vertical drilling, but is primarily used for vertical drilling.
(4)A silicon-controlled-rectifier (“SCR”) system converts alternate current (“AC”) produced by one or more AC generator sets into direct current (“DC”). The SCR rigs are equipped with 3,000 horsepower drawworks to drill deep conventional wells.
2024 FORM 10-K | 8

The following table sets forth certain information concerning our Offshore Gulf of Mexico drilling rigs as of September 30, 2024:

OFFSHORE GULF OF MEXICO FLEET
Location	Shallow Water[1]		Deep Water[1]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Louisiana[2]	3	—	—	—	3	—
Gulf of Mexico	1	—	3	3	4	3
Totals	4	—	3	3	7	3
(1)Shallow water rigs operate on fixed facilities and deep water rigs operate on floating facilities.
(2)Rigs are idle, stacked on land and not in state waters.

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
Revenue from drilling services performed for our largest drilling customer totaled approximately 11.0 percent ($302.6 million) of our total consolidated revenues during fiscal year 2024. We did not have any individual customers that represented 10% or more of our total consolidated revenues in fiscal years 2023, or 2022.
The following table presents operating statistics for the fiscal years 2024, 2023, and 2022:

	Year Ended September 30,
	North America Solutions			International Solutions			Offshore Gulf of Mexico
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue days[1]	55,387	61,814	59,672	4,614	4,788	3,036	1,111	1,460	1,460
Average active rigs[2]	151	169	163	13	13	8	3	4	4
Number of active rigs at the end of period[3]	151	147	176	16	13	12	3	4	4
Number of available rigs at the end of period	228	233	236	27	22	28	7	7	7
(1)Defined as the number of contractual days we recognized revenue during the period.
(2)Active rigs generate revenue for the Company; accordingly 'average active rigs' represents the average number of rigs generating revenue during the applicable period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e. 366 days). This includes the impact of downsizing our fleet and/or rigs that have been reclassified to assets held-for-sale. See Note 3—Property, Plant and Equipment to our Consolidated Financial Statements.
(3)Defined as the number of rigs generating revenue at the applicable end date of the time period.

Our Segments
North America Solutions Segment
We believe we operate the largest and most technologically advanced AC drive drilling rig fleet in North America and have a presence in most of the U.S. shale and unconventional basins. We have the leading market share in at least two of the most active oil basins, which include the Permian Basin and Eagle Ford Shale. All of our active rigs are capable of drilling horizontal or directional wells. As of September 30, 2024, we had approximately 26.1 percent of the total market share in U.S. land drilling and approximately 34.6 percent of the super-spec market share in U.S. land drilling. In the United States, we have the industry's largest super-spec fleet and had 151 of our 228 marketed rigs active under contract as of September 30, 2024 of which 88 were under fixed‑term contracts, and 63 were working well-to-well.
2024 FORM 10-K | 9

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
Our North America Solutions segment contributed approximately 88.7 percent ($2.4 billion) of our consolidated operating revenues during fiscal year 2024, compared to approximately 87.7 percent ($2.5 billion) and 86.8 percent ($1.8 billion) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively. In North America, our customers are primarily from the major integrated oil companies, large independent oil companies, small cap oil companies and private independent companies (including private equity-backed companies). Revenue from drilling services performed for our largest North America Solutions drilling customer totaled approximately 12.2 percent ($299.3 million) of the North America Solutions segment revenues during fiscal year 2024.
International Solutions Segment
Our International Solutions segment conducts operations primarily in Argentina, Bahrain, Australia, U.A.E. and Colombia. Additionally, we commenced operations in Saudi Arabia in the first quarter of fiscal 2025. As of September 30, 2024, we had 16 land rigs contracted for work in locations outside of the United States. Our International Solutions operations contributed approximately 7.0 percent ($194.0 million) of our consolidated operating revenues during fiscal year 2024, compared to approximately 7.4 percent ($212.6 million) and 6.6 percent ($136.1 million) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively.
Argentina As of September 30, 2024, we had 12 available rigs in Argentina. Revenues generated by Argentine drilling operations contributed approximately 5.2 percent ($142.5 million) of our consolidated operating revenues during fiscal year 2024 compared to approximately 4.8 percent ($137.4 million) and 4.4 percent ($91.4 million) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively. Revenues from drilling services performed for our two largest customers in Argentina totaled approximately 3.4 percent of our consolidated operating revenues and approximately 48.6 percent of our international operating revenues during fiscal year 2024. The Argentine drilling contracts are primarily with large international or national oil companies.
Bahrain As of September 30, 2024, we had four available rigs in Bahrain. Revenues generated by Bahrain drilling operations contributed approximately 0.7 percent ($18.0 million) of our consolidated operating revenues in fiscal year 2024, compared to approximately 0.5 percent ($15.4 million) and 0.8 percent ($17.0 million) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively. All of our revenues in Bahrain are from a partner of the local national oil company.
Australia Our operations in Australia commenced in the fourth fiscal quarter of 2023. All of our revenue in Australia is from one customer, Tamboran Resources Corporation, a publicly traded company ("Tamboran Corp."). As of September 30, 2024, we had one available rig in Australia. Revenues generated by Australian drilling operations contributed to approximately 0.5 percent ($14.1 million) of our consolidated operating revenues in fiscal year 2024 compared to 0.1 percent ($3.4 million) in fiscal year 2023. As of September 30, 2024, we held a combined equity ownership in Tamboran Corp. of approximately 7.2 percent.
United Arab Emirates During the years ended September 30, 2024, 2023 and 2022, our operations in U.A.E. consisted of services provided to ADNOC Drilling Company P.J.S.C. ("ADNOC Drilling"), primarily in the form of secondment labor. Revenues generated in the U.A.E. contributed approximately 0.4 percent ($10.2 million) of our consolidated operating revenues in fiscal year 2024, compared to approximately 0.3 percent ($9.7 million) and 0.3 percent ($5.7 million) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively. As of September 30, 2024, we had no rigs available in the U.A.E.
Colombia As of September 30, 2024, we had five available rigs in Colombia. Revenues generated by Colombian drilling operations contributed approximately 0.3 percent ($9.3 million) of our consolidated operating revenues in fiscal year 2024, compared to approximately 1.6 percent ($46.7 million) and 1.1 percent ($22.0 million) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively. The Colombian drilling contracts that generated revenue during the fiscal year were primarily with large international or national oil companies.
Saudi Arabia During the year ended September 30, 2024, we began mobilizing five super-spec rigs to the Kingdom of Saudi Arabia. We commenced operations in the first quarter of fiscal 2025.
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
2024 FORM 10-K | 10

As of September 30, 2024, three of the seven offshore rigs were under contract. Our Offshore Gulf of Mexico operations contributed approximately 3.9 percent ($106.2 million) of our consolidated operating revenues during fiscal year 2024, compared to approximately 4.5 percent ($130.2 million) and 6.1 percent ($125.5 million) of our consolidated operating revenues during fiscal years 2023 and 2022, respectively. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 97.3 percent ($103.3 million) of offshore revenues during fiscal year 2024.
Other Operations
We own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.
We continue to use our captive insurance subsidiaries to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs.
Our real estate operations and our wholly-owned captive insurance companies are included in "Other" within our segment disclosures.
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
We also changed our pricing and contracting strategy, and beginning in 2005, predominantly all new FlexRig® drilling rigs were built, supported by a firm contract, and generated attractive returns. To date, we have built over 200 FlexRig® rigs that align with this strategy. An important part of our strategy was to design a rig that could support continuous improvement through upgrade capability of the hardware and software on the rigs to take advantage of technology improvements and lengthening the industry rig replacement cycle. These upgrades included, but were not limited to, enhanced drilling control systems and software, skid and walking systems for drilling multiple well pads, 7,500 psi mud systems, set back capacity to accommodate the pipe that longer laterals demanded, and additional mud system capacity.
In 2011, we introduced a FlexRig® design for long lateral drilling of multiple wells from a single location and for drilling horizontally in unconventional shale reservoirs. The new design preserved the key performance features of earlier designs but added a bi-directional skidding system and equipment capacities suitable for drilling long lateral wells.
In 2016, we saw the further progression of longer lateral wells, which brought additional technical challenges. At that time, we began delivering rigs to the market that were equipped and capable of drilling these longer lateral wells. The industry would later refer to these rigs as super-spec rigs, which have the following specific characteristics: AC drive, minimum 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability. Additionally, our competency in design and construction as well as our financial strength enabled us to efficiently upgrade our other existing rigs to super-spec, resulting in what we believe to be the largest fleet of super-spec rigs in the world. As a result of these investments, today the vast majority of our current domestic fleet is comprised of super-spec rigs and half the rigs in our international fleet are super-spec rigs. As of September 30, 2024, we had a total of 242 super-spec rigs.
In 2017, we introduced our first walking rig by reconfiguring some of our uni-directional skid designed FlexRig® drilling rigs. Since then, we have reconfigured, converted, and upgraded a total of 73 FlexRig® drilling rigs to super-spec walking rigs.
Years of designing and building our fleet of AC drive FlexRig® drilling rigs has given us many competitive benefits in unconventional drilling. One key advantage is fleet uniformity, particularly in our North America Solutions FlexRig® fleet. We have overseen the design and assembly of all of our AC FlexRig® drilling rigs, and our different rig classes share many common components. We co-designed the control systems for our rigs and have the right to make any changes or modifications to those systems that we desire. A uniform fleet creates an adaptive environment to reach maximum efficiency for employees, equipment and technology and is critical to our ability to provide consistent, safe and reliable operations in unconventional drilling applications. In addition, our fleet has greater scale than any other competitor, which enables us to upgrade our existing FlexRig® drilling rigs to super-spec in a capital efficient way. High levels of uniformity in crew training and rotation and our ability to identify and remove safety exposures across a more standard fleet allow us to deliver higher performance in a safer and more reliable manner for the customer. Further, our fleet is supported by a cost-effective Company-owned supply chain that provides standardized materials directly to the rigs from our regional warehouses.
2024 FORM 10-K | 11

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
Markets and Competition
Our business largely depends on the level of capital spending by oil and gas companies for exploration and production activities. The level of capital spending has traditionally been correlated to oil and gas prices. Oil and gas prices can be volatile at times depending upon both near and long-term supply and demand factors. Sustained increases or decreases in the prices of oil and natural gas generally have a material impact on the exploration and production activities of our customers. As such, significant declines in the prices of oil and natural gas may have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2024, we had 170 active rigs under contract, compared to 164 and 192 rigs under contract as of September 30, 2023 and 2022, respectively. For further information concerning risks associated with our business, including volatility surrounding oil and natural gas prices and the impact of low oil prices on our business, see Item 1A—Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10‑K.
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
Drilling Contracts
Our drilling contracts are obtained through competitive bidding or as a result of direct negotiations with customers. Our contracts vary in their terms and rates depending on the nature of the operations to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. In many instances, our contracts cover multi‑well or pad and multi‑year projects. Contracts generally contain renewal or extension provisions exercisable at the option of the customer. The option to extend and the pricing are mutually agreed upon by both the customer and H&P. In most instances, contracts provide for additional payments for mobilization and demobilization of the rig.
2024 FORM 10-K | 12

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
Performance-based Contracts
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. For example, some performance targets are set based upon days to drill a well or the number of lateral feet drilled in zone per day. We often use our automated technology solutions to assist in achieving the performance targets. The risks associated with these contracts relate to the failure to reach the agreed upon performance targets. If we do not meet these targets, we will not receive additional compensation above the base dayrate. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Based on our operational track record throughout fiscal year 2024 and drilling expertise, our performance-based contracts have produced a positive risk-reward outcome. We are seeing a growing adoption of performance contracts by our customers and we expect this trend to continue. Refer to Note 9—Revenue from Contracts with Customers for additional information related to performance-based contracts.
Contract Backlog
Our contract drilling backlog was $1.5 billion and $1.4 billion as of September 30, 2024 and 2023, respectively. Approximately 53.3 percent of the September 30, 2024 backlog is reasonably expected to be fulfilled in fiscal year 2025. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Contract Backlog" included in this Form 10-K for additional information pertaining to backlog.
Employees
As of September 30, 2024, we had approximately 6,200 employees within the United States and approximately 800 employees in our international operations. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be robust. None of our U.S. employees are represented by a union. However, some of our international employees are unionized.
Human Capital Objectives and Programs
We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage.
2024 FORM 10-K | 13

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
2024 FORM 10-K | 14

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
Safety Leadership
For more than 20 years, H&P measured safety success the same way other companies in our industry did – the absence of OSHA recordable injuries and declining total recordable injury rates ("TRIR"). We now believe it is more important to take a more holistic and proactive approach to identify safety issues which supports management's efforts to build trust with field employees. Starting in 2015, we have redefined safety success as the C.A.R.E. for self and others and encourage employees to report near miss incidents with serious, life-altering or fatal injury potential, identifying and reporting serious injury exposures for which employees are personally recognized and rewarded monetarily for exemplifying our Actively C.A.R.E culture. We believe trust is key to organizational health, as well as safety and operational success.
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
2024 FORM 10-K | 15

Employee Benefits, Health and Wellness
H&P values its employees and believes competitive compensation and benefit packages are essential to prioritizing the well-being of its staff. Select highlights of our benefits programs for US-based employees include:
•Medical, dental and vision insurance for all full-time employees, and all part-time employees working more than 20 hours per week, and their dependents;
•A 401(k) plan with Company match incentive for all full-time employees, and all part-time employees working more than 20 hours per week;
•Employer paid life and accidental and dismemberment and employer subsidized long-term disability;
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
We also provide supplemental non-statutory benefits to our international employees that are customary and competitive to each specific region.
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
2024 FORM 10-K | 16

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
In addition, we are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the U.S. Foreign Corrupt Practices Act, other anti-bribery and anti-corruption laws, and data privacy, data security and consumer protection laws. The U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Data privacy, data security, and consumer protection laws in the U.S. that apply to our operations include the Critical Infrastructure Act and the CAN-SPAM Act, and at the state level, the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), as well as similar laws enacted in other states. Because we conduct business in France and the UK, we are also subject to the European General Data Protection Regulation (“GDPR”) and the UK Data Protection Act. Our operations in the Middle East and Colombia are subject to similar data privacy and data protection laws. Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions. For more information, see Item 1A— “Risk Factors — Failure to comply with the U.S. Foreign Corrupt Practices Act or foreign anti‑bribery legislation could adversely affect our business and Our business is subject to complex and evolving laws and regulations regarding privacy, data security and consumer protection.”
2024 FORM 10-K | 17

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
We monitor our compliance with applicable governmental rules and regulations in each country of operation. We have made and will continue to make the required expenditures to comply with current and future regulatory requirements. We do not anticipate that compliance with currently applicable rules and regulations and required controls will significantly change our competitive position, capital spending or earnings during fiscal year 2025. We believe we are materially compliant with applicable rules and regulations and, to date, the cost of such compliance has not been material to our business or financial condition. However, future events such as additional laws and regulations, changes in existing laws and regulations or their interpretation or more vigorous enforcement policies of regulatory agencies, may require additional expenditures by us, which may be material. Specifically, the expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Accordingly, there can be no assurance that we will not incur significant compliance costs in the future. See Item 1A— “Risk Factors — Failure to comply with or changes to governmental and environmental laws could adversely affect our business.”
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
2024 FORM 10-K | 18

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

Our business depends on the conditions of the land and offshore oil and natural gas industry. Demand for our services and the rates we are able to charge for such services depend on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by both long- and short-term trends in oil and natural gas prices and market expectations regarding such prices. Oil prices are particularly sensitive to actual and perceived threats to geopolitical stability, global economic conditions, and to changes in production from OPEC+ member states. For example, the ongoing armed conflicts between (i) Russia and Ukraine and (ii) the conflicts in Israel and the continuation of, or any escalation in the severity of, these conflicts, has led and may continue to lead to an increase in the volatility of global oil and gas prices, which could have a corresponding negative impact on the capital expenditure of oil and gas companies as a result of the higher perceived risk.
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
2024 FORM 10-K | 19

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
Various factors within our industry could cause there to be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, increase. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2024, 92 of our available rigs were not under contract.
2024 FORM 10-K | 20

Further, as a result of any significant reduction in the demand for oil and natural gas services, certain of our competitors may engage in bankruptcy proceedings, debt refinancing transactions, management changes, or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market. This could result in such competitors emerging with stronger or healthier balance sheets and in turn an improved ability to compete with us in the future. We may also see corporate consolidations among our competitors and customers, which could significantly alter industry conditions and competition within the industry, and have a material adverse effect on our business, financial condition and results of operations.

Consolidation in our industry may impact our results of operations.
Business consolidations within the oil and gas industry in recent years have resulted in some of our largest customers combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the industry may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. There is no assurance that we will be able to maintain our level of sales to a customer after its consolidation with another company or replace that revenue with increased business activity with other customers. Additionally, corporate consolidations among our competitors could significantly alter industry conditions and competition within the industry. As a result, the acquisition of one or more of our primary customers or consolidations among our competitors may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect consolidations in the industry may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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
2024 FORM 10-K | 21

Our drilling and technology related operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

Our operations are subject to many hazards inherent in the business in which we operate, including inclement weather, unplanned power outages, blowouts, explosions, well fires, loss of well control, equipment failure, computer system disruptions, pollution, and reservoir damage. These hazards could cause significant environmental and reservoir damage, personal injury and death, suspension of operations, serious damage or destruction of equipment and property and substantial damage to producing formations and surrounding lands and waters. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event and subsequent crisis management efforts could cause us to incur substantial expenses in connection with investigation and remediation as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.
Our Offshore Gulf of Mexico operations are also subject to potentially significant risks and liabilities attributable to or resulting from adverse environmental conditions, including pollution of offshore waters and related negative impact on wildlife and habitat, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Our Offshore Gulf of Mexico operations may also be negatively affected by a blowout or an uncontrolled release of oil or hazardous substances by third parties whose offshore operations are unrelated to our operations. We operate several platform rigs in the Gulf of Mexico. The Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis, which may increase in frequency and severity as a result of climate change. See below “—The physical effects of climate change and the regulation of greenhouse gases and climate change could have a negative impact on our business.” Damage caused by high winds and turbulent seas could potentially curtail operations on our platform rigs for significant periods of time until the damage can be repaired. Moreover, we may experience disruptions in operations due to damage to customer platforms and other related facilities in the area. We also lease a fabrication facility near the Houston, Texas ship channel, regularly have land drilling operations proximate to the gulf coast, and our principal fabricator and other vendors are also located in the gulf coast region, all of which could be exposed to damage or disruption by hurricanes and other extreme weather conditions, including coastal flooding, which in turn could result in increased operating costs or decreases in revenues and adversely affect our business, financial condition, and results of operations.
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
Our customers and other third parties may also dispute, or be unable to meet, their contractual indemnification obligations to us due to financial, legal or other reasons. Accordingly, we may be unable to transfer these risks to our customers and other third parties by contract or indemnification agreements. Incurring a liability for which we are not fully indemnified or insured could have a material adverse effect on our business, financial condition and results of operations.
In addition, we maintain insurance coverage of the types and in the amounts that we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. See Item 1—Business—"Insurance and Risk Management” for a description of our insurance coverage. Our insurance will not in all situations provide sufficient funds to protect us from all losses and liabilities that could result from our operations. Our coverage includes aggregate policy limits. As a result, we retain the risk for any loss in excess of these limits. No assurance can be given that insurance coverage will continue to be available at rates considered reasonable or that our coverage will respond to a specific loss. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic. Further, we may experience difficulties in collecting from our insurers or our insurers may deny all or a portion of our claims for insurance coverage.
If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition and results of operations.
2024 FORM 10-K | 22

Our business is subject to cybersecurity and information technology system disruption risks.
Our operations depend on effective and secure information technology systems, including our own systems and the systems of third party vendors upon which we rely, such as those providing cloud services to us. Potential unauthorized occurrences on or through our information technology systems, including as a result of cybersecurity incidents, that may result in adverse effects on the confidentiality, integrity, and availability of these systems and data residing therein continue to grow. Cybersecurity threats could include, but are not limited to, cybersecurity incidents, such as ransomware attacks, denial-of-service attacks, phishing attacks, malicious software; unauthorized or unlawful access, release, corruption or loss of our data; employee or insider error; interruptions in communication; loss of our intellectual property or theft of our FlexRig® and other sensitive or proprietary technology; or loss or damage to our data delivery systems or other cybersecurity and infrastructure systems, including our property and equipment. In 2021, the Company introduced full-time or part-time remote work as a permanent option for select employees and a significant number of our employees now work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Furthermore, geopolitical tensions or conflicts, such as the ongoing armed conflicts between Russia and Ukraine and the conflicts in Israel, may further heighten the risk of cybersecurity attacks. Our information technology systems and those of our third party vendors are also subject to disruptions due to occurrences other than cybersecurity incidents, such as natural disasters or power outages.
Cybersecurity threats, such as cybersecurity incidents or other disruptions involving our own systems or those of our third-party vendors, could:
•disrupt our operations including operational technologies as well as our corporate information technology systems,
•negatively impact our ability to compete,
•result in the theft or misappropriation of funds,
•cause the loss, corruption or misappropriation of personal, proprietary or confidential information,
•expose us to litigation, regulatory action, and potential liability, and
•result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity incidents or other cybersecurity threats.
It is possible that our business, financial and other systems, as well as those of our third-party vendors, could be compromised. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, data or other property. See Item 1C—Cybersecurity for a description of cybersecurity controls and procedures. A Security incident or other cybersecurity threat could have a material adverse effect on our business, financial condition, cash flows, results of operations, and reputation. Further, as cybersecurity incidents continue to evolve, we will be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cybersecurity incidents.

Our acquisitions, dispositions and investments may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. For example, in 2024 we entered into the Purchase Agreement related to the Acquisition (see below “KCA Deutag Acquisition Related Risks” for a description of additional risks specific to the Acquisition). These strategic transactions, among others, are intended to (but may not) result in access to new markets, the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk and the failure to achieve such intended benefits could have a material adverse effect on our business. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our liquidity, consolidated results of operations and consolidated financial condition.
2024 FORM 10-K | 23

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
While we generally seek to obtain indemnities for liabilities arising from events occurring before such acquisitions, we may be unable to do so, and any indemnities we do obtain will be limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us.
We have allocated a portion of the purchase price of certain acquisitions to goodwill and other intangible assets. The amount allocated to goodwill is the excess of the purchase price over the net identifiable assets acquired. At September 30, 2024, we had goodwill of $45.7 million and other intangible assets, net of $54.1 million. If we experience future negative changes in our business climate or our results of operations such that we determine that goodwill or intangible assets are impaired, we will be required to record impairment charges with respect to such assets.

Technology disputes and limitations on our ability to protect or enforce our intellectual property rights could negatively impact our costs, revenues, and any competitive advantage we hold.
Drilling rigs use proprietary technology and equipment which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling rigs and technology services are owned by us or certain of our supplying vendors. From time to time, we or our customers or supplying vendors become involved in disputes over infringement of intellectual property rights relating to equipment or technology owned or used by us. As a result, we may lose access to important equipment or technology, be required to cease use of some equipment or technology, be forced to modify our drilling rigs or technology, or be required to pay license fees or royalties for the use of equipment or technology. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business.
There can also be no assurance that the steps we take to obtain, maintain, protect, and enforce our intellectual property rights will be adequate. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties, third parties are successful in enforcing their rights against us, or our competitors are able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets. As a result, any technology disputes involving us or our customers or supplying vendors or limitations on our ability to protect or enforce our intellectual property rights could have a material adverse impact on our business, financial condition and results of operations.
2024 FORM 10-K | 24

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
In fiscal year 2024, we received approximately 58.2 percent of our consolidated operating revenues from our ten largest drilling services and solutions customers and approximately 27.3 percent of our consolidated operating revenues from our three largest customers (including their affiliates). If one or more of our larger customers terminated their contracts, failed to renew existing contracts with us, or refused to award us with new contracts, it could have a material adverse effect on our business, financial condition and results of operations. Further, consolidation among oil and natural gas exploration and production companies may reduce the number of available customers. See “—Consolidation in our industry may impact our results of operations” for additional disclosure regarding consolidations in our industry.

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
Regardless of the reason for an early termination or suspension of a contract, such termination or suspension may result in a drilling rig being idle for an extended period of time if we are unable to secure new contracts on a timely basis and on substantially similar terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2024, our drilling services backlog was approximately $1.5 billion for future revenues under firm commitments. Our drilling services backlog may decline over time as existing contract term coverage may not be offset by new term contracts or price modifications for existing contracts, as a result of any number of factors, such as low or declining oil prices and capital spending reductions by our customers. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse impact on our business, financial condition and results of operations.
2024 FORM 10-K | 25

Our contracts with NOCs may expose us to greater risks than we normally assume in contracts with non-governmental customers.
We currently own and operate rigs and have deployed technology under contracts with foreign national oil companies. In the future, we may expand our international solutions operations and enter into additional, significant contracts with national oil companies. The terms of these contracts may contain non-negotiable provisions and may expose us to greater commercial, political, operational, and other risks than we assume in other contracts. Foreign contracts may expose us to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, or under certain conditions that may not provide us with an early termination payment. We can provide no assurance that increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted, or the amount of technology deployed, to national oil companies with commensurate additional contractual risks. Risks that accompany contracts with national oil companies could ultimately have a material adverse impact on our business, financial condition and results of operations.

Control of oil and natural gas reserves by NOCs may affect the demand for our services and products and create additional risks in our operations.
Much of the world’s oil and natural gas reserves are controlled by NOCs, which may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely affect our operations in those countries. In addition, our ability to work with NOCs is subject to our ability to negotiate and agree upon acceptable contract terms.

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
The drilling services and solutions business is highly cyclical. During periods of increased demand for drilling services and solutions and periods of supply chain disruption, delays in delivery and shortages of drilling equipment and supplies can occur and it may take longer for our suppliers to service drilling components. Additionally, suppliers may seek to increase prices for equipment, supplies, and services, which we are unable to pass through to our customers, either due to contractual obligations or market constraints in the drilling services and solutions business. Further, certain key rig components, parts and equipment are also either purchased from, fabricated or serviced by a limited number of vendors, which, in some cases, may be thinly capitalized and disproportionately affected by any loss of business, downturn in the energy industry, supply chain disruptions, or reduction or availability of credit. The failure of one or more third-party suppliers, manufacturers or service providers to provide equipment, components, parts or services, whether due to capacity constraints, labor shortages or other labor-related difficulties, production or delivery disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, is beyond our control and could materially disrupt our operations or result in the delay, renegotiation or cancellation of drilling contracts, thereby causing a loss of contract drilling backlog and/or revenues to us, as well as an increase in operating costs. To date, as an industry leader, we have effectively managed these delays, disruptions, and shortages by engaging in near and long-term demand planning with multiple suppliers who provide and service key rig components, parts and equipment. However, if we are not able to effectively manage these disruptions and delays in the future, they could have a material adverse effect on our business, financial condition and results of operations.
2024 FORM 10-K | 26

Continuing inflation and cost increases may impact our sales margins and profitability.
Increases in the cost of labor, materials, parts, equipment, global transportation and logistics costs and other operational components has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our services. In addition, our customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our services, which could adversely impact our revenue and profitability. There is no guarantee that we can increase selling prices, replace lost revenue, or reduce costs to fully mitigate the effect of inflation on our costs and business, which may adversely impact our sales margins and profitability.

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

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, and fear of such events have adversely impacted and may in the future again adversely impact our operations, the operations of our customers and the global economy, including worldwide demand for oil and natural gas and the level of demand for our services. Such public health crises, pandemics and epidemics are continuously evolving, and we are not able to enumerate all potential risks to our business from such events; however, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to: significant volatility and disruption of the global financial markets; continued volatility of crude oil prices and related uncertainties around OPEC+ production; disruption of our operations, including suspension of drilling activities; impact to costs; loss of workers; labor shortages; supply chain disruptions or equipment shortages; logistics constraints; customer demand for our services and industry demand generally; capital spending by oil and gas companies; our liquidity; the price of our securities and trading markets with respect thereto; our ability to access capital markets; asset impairments and other accounting changes; certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us; and employee impacts from illness, travel restrictions, including border closures and other community response measures. The full extent of the impact of public health crises, pandemics and epidemics on our business operations and financial results will depend largely on future developments and various factors beyond our control, such as the duration, severity and sustained geographic spread, and the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

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
2024 FORM 10-K | 27

Our business and results of operations may be adversely affected by foreign political, economic and social instability risks, foreign currency restrictions and devaluation, and various local laws associated with doing business in certain foreign countries.

We currently have drilling operations in South America (primarily Argentina and Colombia), the Middle East and Australia. We expect the Acquisition to increase the geographic reach of our operations. In the future, we may further expand the geographic reach of our operations. As a result, we are exposed to several political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, and forced negotiation or modification of contracts; difficulty resolving disputes (including technology disputes) and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights; taxation policies; foreign exchange restrictions and restrictions on repatriation of income and capital; currency rate fluctuations; increased governmental ownership and regulation of the economy and industry in the markets in which we operate; economic and financial instability of national oil companies; restrictive governmental regulation; bureaucratic delays; increased compliance costs; and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.
South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. From time to time, these risks have impacted our business. For example, in Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos and Argentina has a history of implementing currency controls, which limit our ability to access U.S. Dollars in Argentina and repatriate cash from our Argentina operations. Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. For fiscal year 2024, we recognized aggregate foreign currency losses of $5.1 million in Argentina. Our aggregate foreign currency losses across all of our operations for fiscal years 2024, 2023 and 2022 were $5.5 million, $6.4 million and $5.9 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During fiscal years 2024 and 2023, we entered into Blue Chip Swap transactions, which resulted in $7.1 million and $12.2 million losses on investments recorded in Gain on investment securities within our Consolidated Statements of Operations. As a result of the Blue Chip Swap transactions, $13.8 million and $9.8 million of net cash was repatriated to the U.S. during fiscal years 2024 and 2023, respectively.
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
Our current debt agreements pertaining to certain long‑term unsecured debt, our unsecured Amended and Restated Credit Agreement (the "Amended Credit Facility") and our unsecured term loan credit agreement (the "Term Loan Credit Agreement") contain, and our future financing arrangements likely will contain, various covenants that may in certain instances restrict our ability to, among other things, incur, assume or guarantee additional indebtedness, incur liens, sell or otherwise dispose of all or substantially all of our assets, enter into new lines of business, and merge or consolidate. In addition, the Amended Credit Facility and the Term Loan Credit Agreement require us to maintain a funded leverage ratio (as defined therein) of less than or equal to 55 percent and certain priority debt (as defined therein) may not exceed 17.5 percent of our net worth (as defined therein). Such restrictions may limit our ability to successfully execute our business plans, which may have adverse consequences on our operations.
2024 FORM 10-K | 28

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
Any impairment could have a material adverse effect on our consolidated financial statements. The facts and circumstances included in our impairment assessments are described in Part II, Item 8—Financial Statements and Supplementary Data.

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
From time to time, we may need to access capital markets to obtain financing. Our ability to access capital markets for financing could be limited by oil and gas prices, our existing capital structure, our credit ratings, the state of the economy, the health or market perceptions of the drilling and overall oil and gas industry, ESG-related regulatory and investor requirements, the liquidity of the capital markets and other factors. Many of the factors that affect our ability to access capital markets are outside of our control. There have been efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and gas industry, which, if successful, could limit our ability to access capital markets. See “—Public and investor sentiment towards climate change, fossil fuels and other ESG matters could adversely affect our cost of capital and the price of our common stock.” No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.

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
2024 FORM 10-K | 29

LEGAL AND REGULATORY RISKS

The physical effects of climate change and the regulation of greenhouse gases and climate change could have a negative impact on our business.
The physical and regulatory effects of climate change and a global transition to a low carbon economy could have a negative impact on our operations, our customers’ operations and the overall demand for our customers' products and services. There has been an increasing focus of international, national, state, regional and local regulatory bodies on emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”) including carbon dioxide and methane, and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, tracking programs, attestation requirements and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.
The United States is currently a member of the “Paris Agreement” that requires member countries to review and “represent a progression” in their intended nationally determined GHG contributions, which set many new goals, including GHG emission reduction goals every five years beginning in 2020. In 2023, the United States joined the international community at the 28th Conference of the Parties (COP28), where the U.S. and nearly 200 other countries renewed their commitment to deliver on the aims of the 2015 Paris Agreement.
It is not possible at this time to predict the timing and effect of climate change or the extent and contents of any additional GHG legislation, regulations or other measures adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions have occurred and may continue based on the findings set forth in the IPCC Reports and any such future laws and regulations could result in increased compliance costs, reduce our return on investment, or additional operating restrictions or affect the demand for our customers' products and, accordingly, our services. In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. As a result, we or our customers may become subject to court orders compelling a reduction of GHG emissions or requiring mitigation of the effects of climate change. For example, a coalition of over 20 governors of U.S. states formed the United States Climate Alliance to advance the objectives of the Paris Agreement, and several U.S. cities have committed to advance the objectives of the Paris Agreement at the state or local level as well. If we are unable to recover or pass through a significant level of our costs or are required to change our practices related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. An increased focus by the public on the reduction of GHG emissions as well as the results of the physical impacts of climate change could affect the demand for our customers’ products and have a negative effect on our business.
The federal government and certain state governments have enacted, and are expected to continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. For example, the Inflation Reduction Act ("IRA") of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. Also, in 2022, California mandated that all new passenger cars and light trucks sold in the state be electric vehicles or other emissions-free models by 2035, and other jurisdictions have adopted or considered adopting similar measures. If these future laws and regulations result in customers reducing their production of oil and gas, they could ultimately have an adverse effect on our business and prospects.
Beyond financial and regulatory impacts, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers and suppliers, which could result in more frequent and severe disruptions to our business and those of our customers and suppliers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. See above, “—Our drilling and technology related operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us..”
2024 FORM 10-K | 30

New legislation and regulatory initiatives relating to hydraulic fracturing or other aspects of the oil and gas industry could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide.

Several political and regulatory authorities, governmental bodies, and environmental groups devote resources to campaigns aimed at eradicating hydraulic fracking. We do not engage in any hydraulic fracturing activities. However, it is a common practice in our industry for our customers to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure, waste disposal and/or well construction requirements on oil and gas development, including hydraulic fracturing operations, or otherwise seek to ban fracturing activities altogether. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Members of the U.S. Congress are analyzing, and a number of federal agencies have historically been requested to review, and, under the current or future administrations, may be requested to review again, a variety of environmental issues associated with hydraulic fracturing and the possibility of more stringent regulation. At September 30, 2024, we had approximately 25 rigs placed on federal land and four rigs in federal waters. Any new laws, regulations or permitting requirements regarding hydraulic fracturing could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. For example, the Environmental Protection Agency has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels. Widespread regulation significantly restricting or prohibiting hydraulic fracturing or other drilling activity by our customers could have a material adverse impact on our business, financial condition and results of operations.
Further, we conduct drilling activities in numerous states, including Oklahoma, where seismic activity may occur. In recent years, Oklahoma has experienced an increase in earthquakes. Studies are ongoing, but some parties believe that there is a correlation between hydraulic fracturing related activities and the increased occurrence of seismic activity. As a result, federal and state legislatures and agencies may seek to further regulate, restrict or prohibit hydraulic fracturing activities. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques, operational delays or increased operating and compliance costs in the production of oil and natural gas from shale plays, added difficulty in performing hydraulic fracturing, and potentially a decline in the completion of new oil and gas wells, which could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide.

Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.
We have developed, and may continue to develop and set, goals, targets, or other objectives related to sustainability matters. Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include: (1) the extent our customers' decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (2) the availability and cost of low- or non-carbon-based energy sources and technologies or abatement technologies, (3) evolving regulatory requirements affecting sustainability standards or disclosures, and (4) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, quantifying, and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC or in-scope companies under U.S. state regulations, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Future acquisitions or dispositions may also impact our reporting, process, and progress on such goals. Our business may also face increased scrutiny from investors and other stakeholders, including from parties that oppose ESG initiatives, related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees or customers, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
2024 FORM 10-K | 31

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
The regulatory environment surrounding data privacy, data security and consumer protection is rapidly evolving and subject to constant change. New laws and regulations in this space pose increasingly complex compliance challenges, which may elevate our costs. In the normal course of business, we and our third-party partners collect, process, and store data that is subject to those specific laws and regulations.
Complying with the varying regulatory requirements outlined in foreign, federal, state, and local regulations is becoming increasingly complex, and could increase the costs and difficulty of compliance. Furthermore, violations of applicable privacy and data security laws, including but not limited to the GDPR, the CCPA as amended by the CPRA, and other U.S. sector-specific and comprehensive state privacy and data security laws, could result in significant penalties.
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
The CCPA, as amended by the CPRA gives California residents certain rights in relation to their personal data, and imposes obligations on certain entities that do business in California to protect those rights, which may apply to us. As the interpretation and enforcement of the CCPA/CPRA evolve, new compliance obligations emerge and may modify understanding regarding obligations imposed under the laws and regulations. Complying with these obligations could cause us to incur costs and shift our business practices in a manner that does not align with our business objectives. The CCPA/CPRA provides for civil penalties of up to $7,500 per intentional violation and $2,500 per unintentional violation. Additionally, California residents whose personal data has been impacted by a cybersecurity incident as a result of the entity’s failure to implement and maintain reasonable security procedures and practices have been granted a private right of action, which could result in damages of up to $750 per incident where the entity failed to encrypt or redact personal data. These significant financial penalties for noncompliance may materially adversely affect our business, results of operations and revenue. Similar legislation has been adopted in a number of other states, and is being considered by others.
Non-compliance with these and other privacy, data security, and consumer protection laws could also expose us to regulatory investigations, which could require significant resources for resolution and potentially result in fines and prospective relief. In addition, regulators may issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by violations of these laws. Any violation of these laws or harm to our reputation could have a material adverse effect to our business, financial condition, reputation, or results of operations and prospects.
2024 FORM 10-K | 32

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
The nature of our business makes us susceptible to legal proceedings and governmental investigations from time to time. We design much of our own equipment and fabricate and upgrade such equipment in facilities that we operate. We also design and develop our own technology. If such equipment or technology fails to perform as expected, or if we fail to maintain or operate the equipment properly, there could be personal injuries, property damage, and environmental contamination, which could result in claims against us. Our ownership and use of proprietary technology and equipment could also result in infringement of intellectual property claims against us. See above “—Technology disputes and limitations on our ability to protect or enforce our intellectual property rights could negatively impact our costs, revenues, and any competitive advantage we hold.." The Company also owns and operates a large fleet of motor vehicles, which creates an increased exposure to motor vehicle accidents. Also, we may be subject, and have been subject in the past, to litigation resulting from accidents involving motor vehicles. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases in our insurance costs. In addition, during periods of depressed market conditions we may be subject to an increased risk of our customers, vendors, former employees and others initiating legal proceedings against us. Further, actions or decisions we have taken or may take as a consequence of COVID-19 may result in investigations, litigation or legal claims against us. Lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations. Any litigation or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.
2024 FORM 10-K | 33

Additional tax liabilities, limitations on our use of net operating losses and tax credits and/or our significant net deferred tax liability could affect our financial condition, income tax provision, net income, and cash flows.

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. Tax rates in the various jurisdictions in which our subsidiaries are organized and conduct their operations may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws (including tax treaties in any of the jurisdictions that we operate in) could impact our ability to realize the tax savings recorded to date. Our ability to benefit from our deferred tax assets depends on us having sufficient future taxable income to utilize our net operating loss and tax credit carryforwards before they expire. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5 percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of September 30, 2024, we have not experienced an ownership change and, therefore, utilization of our applicable tax attributes was not subject to an annual limitation (except for an immaterial portion thereof that we inherited in connection with an acquisition during 2017). However, if we were to experience ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use certain pre-change tax attributes could potentially accelerate or permanently increase our future tax liabilities. Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation. For example, the IRA, passed on August 16, 2022, included a 15 percent corporate minimum tax applicable to tax years beginning after December 31, 2022. We do not believe the corporate minimum tax will materially impact our effective tax rate or tax liability. Also, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected in the near future. We have evaluated the potential impacts of Pillar Two and do not believe it will have a material adverse effect on our tax liability.
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
2024 FORM 10-K | 34

RISKS RELATED TO OUR COMMON STOCK AND CORPORATE STRUCTURE

We may reduce or suspend our dividend in the future.
We have paid a quarterly dividend for many years and commencing in fiscal 2023 paid a quarterly supplemental dividend in addition to the established base dividend as part of a supplemental capital allocation plan. On July 25, 2024, we announced that we would suspend our supplemental dividend in fiscal year 2025 as a part of the Acquisition announced July 25, 2024. Our most recent quarterly base dividend declared was $0.25 per share. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividends in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. In addition, any elimination of, or downward revision in our dividend payments could have an adverse effect on the market price of our common stock. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness or uncertainty. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. There can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

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
2024 FORM 10-K | 35

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
Our amended and restated bylaws provide that unless we consent to the selection of an alternative forum (a) the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent to us or our stockholders, (iii) any action asserting a claim against us or any director, officer, stockholder, employee or agent arising out of or relating to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us or any director, officer, stockholder, employee or agent governed by the internal affairs doctrine of the State of Delaware. If the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware; and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act will be the federal district courts of the United States of America. This exclusive forum provision is not intended to apply to claims arising under the Exchange Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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
2024 FORM 10-K | 36

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
Some members of the investment community have increased their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, DE&I initiatives, and heightened governance standards. As a result, we may continue to face pressure regarding our ESG disclosures and practices. See above "—Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks." Additionally, members of the investment community and ratings agencies may screen companies such as ours for ESG disclosures and performance before investing in or rating our stock or other securities and many large institutional investors have committed to allocating a percentage of their investment products towards ESG investments. With respect to any of these investors or ratings agencies, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.

KCA DEUTAG ACQUISITION RELATED RISKS

We have incurred a substantial amount of additional debt to complete the Acquisition. Our debt level may limit our financial and business flexibility.
We expect to fund the cash purchase price for the Acquisition, as well as the refinancing, prepayment, replacement, redemption, repurchase, discharge and/or defeasance of certain existing indebtedness of KCA Deutag and its subsidiaries, transaction expenses, general corporate expenses and working capital needs, with a combination of cash on hand and through the incurrence of approximately $1.65 billion of new indebtedness, including $1.25 billion aggregate principal amount of senior notes we issued in a private offering completed in September 2024 (collectively, the "Notes") and up to $400.0 million we may borrow under the Term Loan Credit Agreement.
Subject to the limitations contained in our existing and any future debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt level could increase. Our ability to repay all the forgoing obligations will depend on, among other things, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.
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
2024 FORM 10-K | 37

The Acquisition is subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay or reduce the anticipated benefits of the Acquisition, result in additional expenditures of money and resources, or result in termination of the Purchase Agreement.

The Purchase Agreement contains a number of conditions to the consummation of the Acquisition. We may not be able to consummate the Acquisition on the terms contemplated, or at all, if the applicable regulatory approvals are not obtained and/or other customary closing conditions are not satisfied. If any of these conditions are not satisfied or waived prior to October 25, 2025, it is possible that the Purchase Agreement may be terminated. Additionally, under certain circumstances, including failure to consummate the Acquisition on or before October 25, 2025 (or such later date as we may agree to extend the “Long Stop Date” under the Purchase Agreement), we will be required to redeem the Notes at a special mandatory redemption price equal to 101% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon. Further, satisfying the conditions to and the consummation of the Acquisition may take longer and could cost more than we expect. Many of the conditions to the consummation of the Acquisition are not within the parties’ control, and the parties cannot predict when or if these conditions will be satisfied. Any delay in completing the Acquisition may adversely affect the cost savings and other benefits that we expect to achieve if the Acquisition and the integration of KCA Deutag’s business are completed within the expected timeframe. There can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed. Any difficulties with respect to the consummation of the Acquisition may adversely affect our business, financial condition or results of operations. In addition, failure to consummate the Acquisition on the terms contemplated may adversely affect our intended strategy of geographic expansion and may impact management’s focus on such strategy.

If the Acquisition is consummated, we may be unable to successfully integrate KCA Deutag’s business or achieve the anticipated benefits of the Acquisition, or the anticipated benefits attributable to the Acquisition may vary from our expectations.

Our ability to achieve the anticipated benefits of the Acquisition will depend in part upon whether we can integrate KCA Deutag's business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The integration process may be subject to delays or changed circumstances, and we can give no assurance that KCA Deutag’s assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the Acquisition will materialize. The success of the Acquisition will depend, in significant part, on the Company’s ability to successfully integrate the acquired business, grow the revenue of the Company and realize the anticipated strategic benefits from the Acquisition. Additionally, the integration process may result in the disruption of ongoing business and there could be potential unknown liabilities and unforeseen expenses associated with the Acquisition that were not discovered in the course of performing due diligence. The integration may also require significant time and focus from management following the Acquisition which may disrupt the Company’s business and results of operations.
The Company believes that the addition of KCA Deutag will complement its strategy and provide operational and financial scale. This growth and the anticipated benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the Company is not able to achieve or realize the anticipated benefits expected from the Acquisition within the anticipated timing or at all, its business and operating results may be adversely affected. Potential difficulties in realizing the anticipated benefits of the Acquisition include, but are not limited to: (i) disruptions of relationships with customers, distributors, suppliers, vendors and other business partners as a result of uncertainty associated with the Acquisition; (ii) difficulties integrating KCA Deutag’s operations with our own in a manner that permits us to achieve the full revenue and cost savings anticipated from the transaction; (iii) complexities associated with managing a larger and more complex business, including difficulty addressing possible inconsistencies in standards, controls or operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; (iv) difficulties integrating personnel, vendors and business partners; (v) loss of key employees who are critical to our future operations due to uncertainty about their roles within the Company following the Acquisition or other concerns regarding the Acquisition; (vi) potential unknown liabilities and unforeseen expenses; (vii) performance shortfalls at one or more of the companies as a result of the diversion of management’s attention to integration efforts; and (viii) disruption of, or the loss of momentum in, each company’s ongoing business. Moreover, our guidance or projections with respect to the combined company speak only as of the date made and subsequent events, including suspension of rigs or increased operating costs, may cause actual results to be worse than those previously projected.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of KCA Deutag in an efficient and timely manner, consolidating systems and management controls and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined operations may have an adverse effect on our business, reputation, financial condition and results of operations.
2024 FORM 10-K | 38

Our business relationships may be subject to disruption due to uncertainty associated with the Acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position pending and following the Acquisition.

Parties with which we do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or KCA Deutag. These disruptions could have a material adverse effect on our results of operations, cash flows and financial position, regardless of whether the Acquisition is completed, as well as a material adverse effect on our ability to realize the expected cost savings and other benefits of the Acquisition. The risk and adverse effect of any disruption could be exacerbated by a delay in completion of the Acquisition or the termination of the Purchase Agreement.

Uncertainties associated with the Acquisition may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the Acquisition will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within the combined company or other concerns regarding the timing and completion of the Acquisition or the operations of the combined company following the Acquisition, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. In addition, the loss of key personnel could diminish the anticipated benefits of the Acquisition and the integration of the companies may be more difficult. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the companies. No assurance can be given that we will be able to retain or attract key management personnel and other key employees of KCA Deutag to the same extent that we have previously been able to retain or attract our own employees.

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
We have incurred and are expected to continue to incur a number of non-recurring costs associated with the Acquisition, combining the operations of KCA Deutag with ours and realizing the expected benefits of the transaction. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. Some of these costs are payable by us regardless of whether the Acquisition is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that may or must be integrated in connection with the Acquisition and the integration of operations with ours. While we have assumed that a certain level of expenses would be incurred in connection with the Acquisition, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. Although we expect that the elimination of duplicative costs, as well as the realization of expected benefits related to the integration of KCA Deutag’s assets, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all. There may also be additional unanticipated significant costs in connection with the Acquisition that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the Acquisition.
2024 FORM 10-K | 39

The Acquisition represents an expansion outside of our current geographic regions, and we may encounter new obstacles operating in different geographic regions.
Our operations have historically focused on North America and the Offshore Gulf of Mexico, and we also have existing operations internationally in Argentina, Bahrain, Colombia, the U.A.E. and Australia. The Acquisition represents an expansion into Europe and Africa and a broader presence in the Middle East. Certain aspects related to operating in these new regions may not be as familiar to us as our current operating regions. As a result, we may encounter obstacles that may cause us not to achieve the expected results of the Acquisition. These obstacles may include a less familiar geopolitical landscape, new customers with whom we have no established relationship, pressure from local governments to hire local employees, use local suppliers or to direct business to nationalized companies, unfamiliar operating conditions and a distinct regulatory environment. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and geographies and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. Additionally, KCA Deutag has significant operations in developing countries and other nations which are high on the Corruptions Perceptions Index published by Transparency International. Such operations inherently pose a heightened risk of potential violations of anti-corruption laws, which violations could subject us to civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations. Any adverse conditions, regulations or developments related to our expansion into or within these regions may have a negative impact on our business, financial condition and results of operations.

The pendency of the Acquisition could adversely affect the Company’s business, results of operations and financial condition.
The pendency of the Acquisition could cause disruptions in the Company’s business, which could have an adverse effect on the Company’s business, results of operations and financial condition. In particular, the attention of the Company’s management may be directed towards the Acquisition, including obtaining required approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of the Company and matters related to the Acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company before and even after the Acquisition is consummated.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal year 2024.

ITEM 1C. CYBERSECURITY
Our cybersecurity program is designed to protect our information and operations from external and internal cyber threats while supporting business resiliency. We employ a risk-based information security process aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to identify, prioritize and mitigate cyber risks. The cybersecurity program is part of our broader enterprise risk management program.
Risk Management and Governance
Board of Directors
Our Board of Directors (“Board”) and its committees oversee the risk management functions of the Company. Our Audit Committee plays a significant role in oversight of risks, including cybersecurity. At least quarterly, the Audit Committee receives an update on cybersecurity matters from the Company’s Senior Vice President of Information Technologies and Engineering and our information security leadership. These updates address a broad spectrum of cybersecurity topics including recent developments, evolving technology practices, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, cybersecurity considerations arising with respect to the Company’s third party service providers, and other cybersecurity considerations. Our Vice President of Internal Audit also updates the Audit Committee at least quarterly on internal audit matters, including those related to information technology and security. Additionally, the Company’s Cybersecurity Incident Reporting process (described below), provides that potentially significant cybersecurity incidents be promptly reported to the Chairman of the Audit Committee, who will also receive ongoing updates regarding any such incident as appropriate. Cybersecurity incidents determined to be material are reported to the Board of Directors promptly following such determination.
2024 FORM 10-K | 40

Management
Our Director of IT Governance and Response, who manages our cybersecurity program, is currently on leave and expects to retire from the Company in January 2025. During this time and until we appoint a new Director of IT Governance and Response, our Vice President - Information Technology ("VP-IT"), who has extensive cybersecurity knowledge and skills gained from 25 years of information technology work experience at the Company and elsewhere, has assumed responsibilities for this role with the assistance of a third party security leadership service. The VP-IT reports directly to our Senior Vice President of Information Technology and Engineering, who provides oversight of cybersecurity risk and mitigation strategies.
Our cybersecurity and information technology teams actively maintain a register of risks and mitigation measures under the umbrella of our enterprise risk management program. Our enterprise risk management program is designed to identify and monitor risks to the Company, assess the Company’s risk mitigation plans, and consult on further measures that can be taken to address new and existing risks. Our Enterprise Risk Management Committee, which meets quarterly, is comprised of our executive officers, Senior Vice President of Information Technologies and Engineering, Chief Accounting Officer, Vice President of Internal Audit, Corporate Secretary, and Director – Risk Management & Insurance. Our Risk Management and Insurance Department is responsible for the implementation of our enterprise risk management program and maintains a register of risks and initiates reviews and assessments. The Director of Risk Management and Insurance reports to the Audit Committee and full Board on a quarterly basis.
Cybersecurity Program
Our cybersecurity program includes, among other things:
•ongoing monitoring of systems for security threats at a base level
•an internal team that focuses on higher level threats and conducts threat hunting activities
•monitoring of the cyber threat landscape using a variety of sources, including engagement with domestic and international governmental security agencies, and industry groups
•periodic engagement of third parties to test for vulnerabilities in our information technology systems, assess cybersecurity risk levels, and assess our cybersecurity policies and framework
•compliance audits of our information technology processes by our internal audit team, which also monitors the progress of any remediation activities
•employee training to raise awareness of cyber risks and behaviors that increase vulnerabilities
•periodic exercises to test information technology security protocols
•periodic exercises to test information security protocols to enhance crises management readiness and business continuity capabilities
•systems and processes designed to assess, oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use
•overseeing alignment with customer cybersecurity requirements
•a Cybersecurity Incident Reporting process
Cybersecurity Incident Reporting Process (“CIR Process”)
Our CIR Process is a formalized approach following the NIST framework for evaluating cybersecurity incidents and prioritizing response efforts based on established criteria. The key components of the CIR Process includes:
•cybersecurity incident prioritization
•timelines and communications protocols, including establishing reporting thresholds pursuant to which incidents are escalated within the Company, and, where appropriate, reported promptly to the Cyber Review Committee, the Audit Committee Chairman, the Chief Executive Officer and Chief Financial Officer, and the Board of Directors
•procedures related to our Cyber Review Committee described below
•a formalized methodology for evaluating the impact of cybersecurity incidents
2024 FORM 10-K | 41

The Cyber Review Committee (“Cyber Committee”) is a sub-committee of our Disclosure Committee comprised of our Chief Accounting Officer; Senior Vice President of Information Technology and Engineering; General Counsel; Vice President – Investor Relations; Director – Risk Management & Insurance; and Director – Global Security & Administration. Pursuant to the CIR Process, cybersecurity incidents classified as high priority are reported to the Cyber Committee. The Cyber Committee’s responsibilities include:
•providing feedback and direction to our information technology teams on incident investigations
•coordinating other departments, consultants, and advisors as needed
•communicating with our executive officer team, Disclosure Committee, independent auditor, and the Chair of the Audit Committee
•initiating the materiality determination methodology and assessing materiality of incidents (quantitative and qualitative)
•based on materiality analysis, making a recommendation to the Chief Executive Officer and Chief Financial Officer that an incident should be deemed material
Material Cybersecurity Risks and Threats
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A—Risk Factors of this Report under the heading “Our business is subject to cybersecurity and information technology system disruption risks,” which should be read in conjunction with the foregoing information.

ITEM 2. PROPERTIES
Drilling Services and Solutions Operations
Our property consists primarily of drilling rigs and ancillary equipment. We own substantially all of the equipment used in our businesses. For further information on the status of our drilling fleet, see Item 1—Business—"Drilling Fleet.”
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
2024 FORM 10-K | 42

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The principal market on which our common stock is traded is the New York Stock Exchange under the ticker symbol “HP.” As of November 6, 2024, there were 331 record holders of our common stock as listed by our transfer agent’s records.
We have paid quarterly cash dividends on our common stock during the past two fiscal years. Payment of future dividends will depend on earnings and other factors and is subject to Board approval.

Stock Price Range and Dividends

$53.89
$50.64
$38.43
$45.96
$44.26
$42.23
$43.89
$41.17
$38.88
$33.65
$30.88
$34.28
$35.24
$32.72
$32.72
$29.65
$0.25
$0.25
$0.25
$0.25
$0.25
$0.25
$0.25
$0.25
$0.24
$0.24
$0.24
$0.24
$0.17
$0.17
$0.17
$0.17
1Q23
2Q23
3Q23
4Q23
1Q24
2Q24
3Q24
4Q24
Stock price high
Stock price low
Base Dividend
Supplemental Dividend

2024 FORM 10-K | 43

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

		Indexed Returns
	Base Period	Years Ending
Company / Index	Sep 2019	Sep 2020	Sep 2021	Sep 2022	Sep 2023	Sep 2024
Helmerich & Payne, Inc.	$100.00	$43.00	$77.00	$103.00	$121.00	$96.00
S&P 600 Index	100.00	92.00	145.00	117.00	129.00	163.00
Dow Jones U.S. Select Oil Equipment & Services Index	100.00	43.00	82.00	87.00	148.00	126.00
Philadelphia Stock Exchange Oil Service Sector Index	100.00	43.00	90.00	97.00	155.00	128.00
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

ITEM 6. (RESERVED)
Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Part I of this Form 10‑K as well as the Consolidated Financial Statements and related notes thereto included in Part II, Item 8— Financial Statements and Supplementary Data of this Form 10‑K. Our future operating results may be affected by various trends and factors which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Form 10-K under “Cautionary Note regarding Forward-Looking Statements” and Item 1A—Risk Factors. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.
2024 FORM 10-K | 44

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of September 30, 2024, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 228 rigs, the International Solutions segment with 27 rigs, and the Offshore Gulf of Mexico segment with seven offshore platform rigs as of September 30, 2024. At the close of fiscal year 2024, we had 170 active contracted rigs, of which 100 were under a fixed-term contract and 70 were working well-to-well, compared to 164 contracted rigs at September 30, 2023. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.
Pending KCA Deutag Acquisition
On July 25, 2024, H&P and certain of its wholly owned subsidiaries entered into the Purchase Agreement to acquire KCA Deutag for total cash consideration of approximately $2.0 billion, which consists of the $0.9 billion unadjusted share purchase price and $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the Acquisition. Total consideration is subject to adjustment as set forth in the Purchase Agreement. The transaction is expected to close prior to calendar 2024 year end, subject to customary closing conditions and regulatory approvals.

Market Outlook
Our revenues are primarily derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas (“E&Ps”). Generally, the level of capital expenditures is dictated by capital budgets set to achieve respective production targets in relation to current and expected future prices of crude oil and natural gas, which are determined by various supply and demand factors and have historically been volatile. Furthermore, E&Ps have become more fiscally disciplined in their level of capital expenditures relative to commodity price fluctuations, which has resulted in less volatility within the oilfield service businesses, including our operations.
The capital budgets for calendar year 2025 have not yet been established by many of our customers; however, based upon the crude oil and natural gas pricing environment and many of our customers' desire to at least maintain their current production levels, we expect the level of capital spending and activity in calendar year 2025 to be similar to that experienced in calendar year 2024. The overall demand for super-spec rigs in the U.S. remains relatively strong and while some readily available idle super-spec capacity exists in the market, it is not to a level that has materially impacted pricing as it could be quickly reabsorbed into the market. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology remains constructive for our underlying contract economics.
With regard to our North America Solutions segment, our rig count remained relatively range-bound during fiscal 2024 despite a decline in the overall industry rig count. The rig market was pressured by continued weakness in natural gas prices as well as other non-commodity price related factors, such as customer capital budgets, drilling plans, production levels and customer consolidations. We still believe the supply and demand dynamics surrounding our North America Solutions segment remain constructive for future activity and pricing levels. As such, heading into fiscal year 2025, we expect our rig activity to remain relatively stable bound absent any significant changes to commodity prices. The Company also expects its strategy around employing a fiscally prudent approach to deploying capital and prioritizing economic margins over rig utilization to remain intact.
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. During fiscal 2025, our operational presence in certain international markets, primarily the Middle East and the offshore management contract business, is expected to increase substantially upon consummation of the pending Acquisition. Outside the pending Acquisition our activity in the Middle East region is expected to increase from a historical level of 2 to 3 rigs working in the region to approximately 9 to 11 rigs as we export rigs from the U.S. and begin operations in Saudi Arabia. The pending Acquisition and commencement of rig operations in Saudi Arabia is a continuation of the Company's strategy of international growth and diversification. Currently, activity levels in our Offshore Gulf of Mexico business segment look to remain relatively steady at current levels for the foreseeable future.
2024 FORM 10-K | 45

Recent Developments
International Revenue Contracts
In February 2024, the Company finalized the contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. These rigs are expected to commence operations shortly after delivery. The rigs are being sourced from our idle super-spec rigs in the U.S., converted to walking configurations, and further equipped to suit contractual specifications. During the year ended September 30, 2024, we began mobilizing five super-spec rigs to the Kingdom of Saudi Arabia. We commenced operations in the first quarter of fiscal 2025.
Pending KCA Deutag Acquisition
On July 25, 2024, H&P and certain of its wholly owned subsidiaries entered into the Purchase Agreement to acquire KCA Deutag for total cash consideration of approximately $2.0 billion, which consists of the $0.9 billion unadjusted share purchase price and $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the Acquisition. Total consideration is subject to adjustment as set forth in the Purchase Agreement. The transaction is expected to close prior to calendar 2024 year end, subject to customary closing conditions and regulatory approvals.
KCA Deutag is a diverse global drilling company. The company has a significant land drilling presence in the Middle East, which represents approximately two-thirds of the company’s calendar year 2023 Operating EBITDA, with additional operations in South America, Europe and Africa. In addition to its land operations, KCA Deutag has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada, with super major customers and long-term earnings visibility through a robust backlog. KCA Deutag’s Kenera segment comprises manufacturing and engineering businesses, including Bentec, with three facilities serving the energy industry, representing a longer-term growth opportunity.
Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of the Notes, comprised of the following tranches: $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value.
The Company intends to use the net proceeds, together with the proceeds of its term loan credit facility (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the Notes, refer to Note 6—Debt to the Consolidated Financial Statements.
Term Loan Credit Agreement
On August 14, 2024, the Company entered into the Term Loan Credit Agreement, dated as of August 14, 2024, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, and the other lenders party thereto. Under the Term Loan Credit Agreement, the Company may obtain unsecured term loans in a single delayed draw in an aggregate principal amount up to $400.0 million. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. We expect to use the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of the Notes and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag's outstanding indebtedness, and pay related fees and expenses. The funding of the term loans had not occurred as of September 30, 2024.
2024 FORM 10-K | 46

Revolving Credit Facility
On August 14, 2024, the Company entered into the Amended Credit Facility with the lenders party thereto (the “Revolving Credit Agreement Lenders”), the issuing lenders party thereto and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swing line lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
Under the terms of the Amended Credit Facility, the Company may obtain unsecured revolving loans in an aggregate principal amount not to exceed $950 million outstanding at any time. $775 million of the revolving commitments under the Amended Credit Facility expire on November 12, 2028 and $175 million of the revolving commitments mature on November 10, 2027 (the “Stated Maturity Date”), but the Company may request two one-year extensions of the Stated Maturity Date, subject to satisfaction of certain conditions. Commitments under the Amended Credit Facility may be increased by up to $100 million, subject to the agreement of the Company and new or existing Revolving Credit Agreement Lenders.
The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.

Contract Backlog
Drilling contract backlog is the expected future dayrate revenue from executed contracts. We calculate backlog as the total expected revenue from fixed-term contracts and do not include any anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. In addition to depicting the total expected revenue from fixed-term contracts, backlog is indicative of expected future cash flow that the Company expects to receive regardless of whether a customer honors the fixed-term contract to expiration of a contract or decides to terminate the contract early and pay an early termination payment. In the event of an early termination payment, the timing of the recognition of backlog and the total amount of revenue may differ; however, the overall associated gross margin is preserved. As such, management finds backlog a useful metric for future planning and budgeting, whereas investors consider it useful in estimating future revenue and cash flows of the Company. As of September 30, 2024 and 2023, our contract drilling backlog was $1.5 billion and $1.4 billion, respectively. The increase in backlog at September 30, 2024 compared to 2023 is primarily due to the Company finalizing contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. Approximately 53.3 percent of the September 30, 2024 total backlog is reasonably expected to be fulfilled in fiscal year 2025.
The following table sets forth the total backlog by reportable segment as of September 30, 2024 and 2023, and the percentage of the September 30, 2024 backlog reasonably expected to be fulfilled in fiscal year 2025:

(in billions)	September 30, 2024	September 30, 2023	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025
North America Solutions	$0.7	$1.1	82.8%
International Solutions	0.8	0.3	25.9
Offshore Gulf of Mexico	—	—	—
	$1.5	$1.4
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—Risk Factors—"Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment.” within this Form 10-K regarding fixed term contract risk. Additionally, see Item 1A—Risk Factors—"The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations." within this Form 10-K.
2024 FORM 10-K | 47

Results of Operations for the Fiscal Years Ended September 30, 2024 and 2023
Consolidated Results of Operations
Net Income We recorded income of $344.2 million ($3.43 per diluted share) for the fiscal year ended September 30, 2024 compared to income of $434.1 million ($4.16 per diluted share) for the fiscal year ended September 30, 2023.
Operating Revenue Consolidated operating revenues were $2.8 billion and $2.9 billion during fiscal years 2024 and 2023, respectively. The $0.1 billion decrease was primarily driven by lower activity levels.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses in fiscal year 2024 were $1.6 billion, compared to direct operating expenses of $1.7 billion in fiscal year 2023. The decrease was primarily attributable to the aforementioned lower activity levels. Additionally, we recognized $6.7 million in direct operating expenses associated with the fair value adjustments of contingent consideration related to earnout payments associated with our business acquisition in fiscal year 2019, partially offset by a gain on involuntary conversion of a rig of approximately $5.5 million.
Depreciation and Amortization Depreciation and amortization expense was $397.3 million in fiscal year 2024 and $382.3 million in fiscal year 2023. The increase was primarily driven by $12.7 million of accelerated depreciation for components on rigs that were scheduled for conversion in fiscal year 2024 compared to $2.4 million for fiscal year 2023. Depreciation and amortization includes amortization of intangible assets of $6.4 million and $6.6 million and abandonments of equipment of $6.5 million and $3.3 million in fiscal years 2024 and 2023, respectively.
Research and Development Expense Research and development expense was $41.0 million and $30.0 million in fiscal years 2024 and 2023, respectively. The increase was primarily driven by an associated asset acquisition during the fiscal year ended September 30, 2024, as well as costs related to expanded project scopes.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $244.9 million in the fiscal year ended September 30, 2024 compared to $206.7 million in the fiscal year ended September 30, 2023. The $38.2 million increase in fiscal year 2024 is primarily due to a $19.6 million increase in labor and labor-related expenses; and a $8.9 million increase in IT related and professional service expenses.
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
Acquisition Transaction Costs During the fiscal year ended September 30, 2024, we recognized approximately $15.0 million in acquisition transaction costs associated with the acquisition of KCA Deutag. These non-recurring costs are primarily related to third-party legal and advisory services. See Note 11—Acquisition Transaction Costs for additional details related to the Acquisition.
Gain on Investment Securities During the fiscal year ended September 30, 2024, we recognized an aggregate gain of $14.0 million on investment securities. This gain consisted primarily of $30.9 million and $1.6 million gains on our equity investments in ADNOC Drilling and Tamboran Corp.; both of which were a result of increases in the fair market values of the stocks. The gains on our equity investments in ADNOC Drilling and Tamboran Corp. during the fiscal year ended September 30, 2024 were offset by $10.2 million and $1.4 million of losses on our investments in Galileo and a geothermal equity security, respectively, due to changes in the fair values of the investments, and a $7.1 million loss as a result of a Blue Chip Swap transaction. See Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties—International Solutions Drilling Risks for additional details related to the Blue Chip Swap. During the fiscal year ended September 30, 2023, we recognized an aggregate gain of $11.3 million on investment securities. This gain was mainly comprised of a $27.4 million gain on our equity investment in ADNOC Drilling, partially offset against a $4.2 million loss on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks. Additionally, the aggregate gain was offset by a $12.2 million loss on investment recognized during the fiscal year ended September 30, 2023 as a result of a Blue Chip Swap transaction that occurred during the period.
Interest and Dividend Income Interest and dividend income was $41.2 million and $28.4 million in fiscal years 2024 and 2023, respectively. The increase was primarily due to $11.1 million in dividends received from ADNOC Drilling compared to $3.4 million in fiscal year 2023.
2024 FORM 10-K | 48

Interest Expense Interest expense totaled $29.1 million in fiscal year 2024 and $17.3 million in fiscal year 2023. The increase was primarily attributable to approximately $9.2 million of commitment fees recognized during the twelve months ended September 30, 2024 related to a bridge loan facility the Company entered into during the period. For additional information regarding commitment fees, refer to Note 6—Debt to the Consolidated Financial Statements.
Income Taxes We had an income tax expense of $136.9 million in fiscal year 2024 compared to an income tax expense of $159.3 million in fiscal year 2023. The effective income tax rate was 28.5 percent in fiscal year 2024 compared to 26.8 percent in fiscal year 2023. The effective rates differ from the U.S. federal statutory rate (21.0 percent for the fiscal years 2024 and 2023) primarily due to non-deductible permanent items and state and foreign income taxes.
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
North America Solutions
The following table presents certain information with respect to our North America Solutions reportable segment:

(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$2,445,946	$2,519,743	(2.9)%
Direct operating expenses	1,366,414	1,447,528	(5.6)
Depreciation and amortization	366,446	353,976	3.5
Research and development	41,305	30,457	35.6
Selling, general and administrative expense	61,107	58,367	4.7
Asset impairment charges	—	3,948	(100.0)
Segment operating income	$610,674	$625,467	(2.4)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$1,079,532	$1,072,215	0.7
Revenue days[3]	55,387	61,814	(10.4)
Average active rigs[4]	151	169	(10.4)
Number of active rigs at the end of period[5]	151	147	2.7
Number of available rigs at the end of period	228	233	(2.1)
Reimbursements of "out-of-pocket" expenses	$294,375	$304,870	(3.4)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 366 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $2.4 billion and $2.5 billion in fiscal year 2024 and 2023, respectively. The $73.8 million decrease in operating revenues was primarily due to a 10.4 percent decrease in activity levels partially offset by higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased by $81.1 million during fiscal year ended September 30, 2024. The decrease was primarily driven by lower activity levels, partially offset by an increase in per revenue day labor and materials and supplies expense.
Depreciation and Amortization Depreciation and amortization expense increased to $366.4 million during the fiscal year ended September 30, 2024 as compared to $354.0 million during the fiscal year ended September 30, 2023. The increase was primarily driven by $12.7 million of accelerated depreciation for components on rigs that were scheduled for conversion in fiscal year 2024 compared to $2.4 million in fiscal year 2023.
2024 FORM 10-K | 49

Research and Development Expense Research and development expense increased to $41.3 million during the fiscal year ended September 30, 2024 as compared to $30.5 million during the fiscal year ended September 30, 2023. The increase was driven by an associated asset acquisition during the fiscal year ended September 30, 2024, as well as costs related to expanded project scopes.
Selling, General and Administrative Expenses Selling, general and administrative expenses increased to $61.1 million during the fiscal year ended September 30, 2024 as compared to $58.4 million during the fiscal year ended September 30, 2023. This increase was primarily driven by a $5.2 million increase in labor and labor-related expenses partially offset by a $3.0 million decrease in professional service expenses.
Asset Impairment Charges During the fiscal year ended September 30, 2023, assets that were previously classified as Assets held-for-sale were either sold or written down to scrap value. The aggregate net book value of these remaining assets was $3.0 million, which exceeded the estimated scrap value of $0.3 million, resulting in a non-cash impairment charge of $2.7 million during the fiscal year ended September 30, 2023. During the same period, we also identified additional equipment that met the asset held-for-sale criteria and were reclassified as Assets held-for-sale on our Consolidated Balance Sheets. The aggregate net book value of the equipment of $1.4 million was written down to its estimated scrap value of $0.1 million, resulting in a non-cash impairment charge of $1.3 million during the fiscal year ended September 30, 2023.
International Solutions
The following table presents certain information with respect to our International Solutions reportable segment:

(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$193,975	$212,566	(8.7)%
Direct operating expenses	174,634	187,292	(6.8)
Depreciation	10,863	7,615	42.7
Selling, general and administrative expense	9,427	10,401	(9.4)
Asset impairment charges	—	8,149	(100.0)
Segment operating loss	$(949)	$(891)	(6.5)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$19,341	$25,274	(23.5)
Revenue days[3]	4,614	4,788	(3.6)
Average active rigs[4]	13	13	(3.6)
Number of active rigs at the end of period[5]	16	13	23.1
Number of available rigs at the end of period	27	22	22.7
Reimbursements of "out-of-pocket" expenses	$8,482	$10,227	(17.1)
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 366 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $194.0 million and $212.6 million in the fiscal years ended September 30, 2024 and 2023, respectively. The $18.6 million decrease in operating revenue was primarily driven by a 3.6 percent decrease in activity levels and decreases in per revenue day pricing, partially offset by higher ancillary services revenue.
Operating Expenses Direct operating expenses decreased to $174.6 million during the fiscal year ended September 30, 2024 as compared to $187.3 million during the fiscal year ended September 30, 2023. This decrease was primarily driven by a 3.6 percent decrease in activity levels and decreases in per revenue day materials and supplies expense.
2024 FORM 10-K | 50

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
Offshore Gulf of Mexico
The following table presents certain information with respect to our Offshore Gulf of Mexico reportable segment:

(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$106,207	$130,244	(18.5)%
Direct operating expenses	82,668	96,781	(14.6)
Depreciation	7,530	7,622	(1.2)
Selling, general and administrative expense	3,594	3,035	18.4
Segment operating income	$12,415	$22,806	(45.6)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$23,539	$33,463	(29.7)
Revenue days[3]	1,111	1,460	(23.9)
Average active rigs[4]	3	4	(23.9)
Number of active rigs at the end of period[5]	3	4	(25.0)
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$31,717	$30,445	4.2
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
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 366 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $106.2 million and $130.2 million in the fiscal year ended September 30, 2024 and 2023, respectively. The 18.5 percent decrease in operating revenue was primarily due to a 23.9 percent decrease in activity levels, partially offset by higher per revenue day reimbursable revenue.
Direct Operating Expenses Direct operating expenses decreased to $82.7 million during the fiscal year ended September 30, 2024 as compared to $96.8 million during the fiscal year ended September 30, 2023. The decrease was primarily driven by a decrease in activity levels as described above, partially offset by an increase in per revenue day materials and supplies expense.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

(in thousands)	2024	2023	% Change
Operating revenues	$71,630	$77,296	(7.3)%
Direct operating expenses	69,756	57,944	20.4
Depreciation	1,627	2,014	(19.2)
Selling, general and administrative expense	1,606	1,462	9.8
Operating income (loss)	$(1,359)	$15,876	(108.6)
2024 FORM 10-K | 51

Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $71.6 million and $77.3 million during the fiscal years ended September 30, 2024 and 2023, respectively, primarily consisted of $61.2 million and $67.4 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $69.8 million and $57.9 million during the fiscal years ended September 30, 2024 and 2023, respectively, primarily consisted of $11.4 million and $12.5 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $37.6 million and $39.7 million, respectively, and medical stop loss expenses of $15.5 million and $10.6 million, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary.

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022
A discussion of our results of operations for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022 is included in Part II, Item 7— "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 8, 2023.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the Amended Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, repaying our outstanding indebtedness, and funding the pending acquisition of KCA Deutag. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments. Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may return cash to shareholders through dividends or share repurchases, or we may invest in highly rated short-term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties—International Solutions Drilling Risks.
We may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity as necessary, fund our additional purchases, exchange or redeem senior notes, or repay any amounts under the Amended Credit Facility. Our ability to access the debt and equity capital markets depends on a number of factors, including our credit rating, market and industry conditions and market perceptions of our industry, general economic conditions, our revenue backlog and our capital expenditure commitments.
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
As of September 30, 2024 and 2023, we had cash and cash equivalents of $217.3 million and $257.2 million and short-term investments of $292.9 million and $93.6 million, respectively. Our cash flows for the fiscal years ended September 30, 2024, 2023 and 2022 are presented below:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$684,663	$833,682	$233,913
Investing activities	(458,748)	(322,584)	(167,315)
Financing activities	986,507	(463,869)	(734,305)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,212,422	$47,229	$(667,707)
2024 FORM 10-K | 52

Operating Activities
Our operating net working capital (non-GAAP) as of September 30, 2024, 2023, and 2022 is presented below:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Total current assets	$1,192,069	$1,006,625	$1,002,944
Less:
Cash and cash equivalents	217,341	257,174	232,131
Short-term investments	292,919	93,600	117,101
Assets held-for-sale	—	645	4,333
Prepaid property, plant and equipment	23,249	21,821	10,091
	$658,560	$633,385	$639,288

Total current liabilities	446,949	418,931	394,810
Less:
Dividends payable	25,024	25,194	26,693
Advance payment for sale of property, plant and equipment	—	—	600
	$421,925	$393,737	$367,517

Operating net working capital (non-GAAP)	$236,635	$239,648	$271,771
Cash flows provided by operating activities were approximately $684.7 million, $833.7 million, and $233.9 million for the fiscal year ended September 30, 2024, 2023, and 2022 respectively. The change in cash provided by operating activities between fiscal years 2024 and 2023 is primarily driven by lower activity levels partially offset by higher average pricing levels. The increase in cash provided by operating activities between fiscal years 2023 and 2022 was primarily driven by higher activity and pricing. For the purpose of understanding the impact on our cash flows from operating activities, operating net working capital is calculated as current assets, excluding cash and cash equivalents, short-term investments, assets held-for-sale, and prepaid property, plant and equipment, less current liabilities, excluding dividends payable, short-term debt and advance payments for sale of property, plant and equipment.
Operating net working capital was $236.6 million, $239.6 million and $271.8 million as of September 30, 2024, 2023 and 2022, respectively. This metric is considered a non-GAAP measure of the Company's liquidity. The Company considers operating net working capital to be a supplemental measure for presenting and analyzing trends in our cash flows from operations over time. Likewise, the Company believes that operating net working capital is useful to investors because it provides a means to evaluate the operating performance of the business using criteria that are used by our internal decision makers.
Investing Activities
Capital Expenditures Our capital expenditures were $495.1 million, $395.5 million and $250.9 million in fiscal years 2024, 2023 and 2022, respectively. The increase in capital expenditures is driven by the timing of procurement associated with equipment overhauls and certain long-term projects including the procurement of long lead items for international expansion projects. Our fiscal year 2025 capital spending is currently estimated to be between $290 million and $325 million. This estimate includes normal capital maintenance requirements, planned rig-related equipment upgrades, and skidding to walking conversions for up to six rigs.
Net Sales of Short-Term Investments Our net sales of short-term investments during fiscal year 2024 were $3.5 million compared to net sales of $14.3 million and $79.6 million in fiscal years 2023 and 2022, respectively. The change in activity is driven by our ongoing liquidity management. Additionally, the Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the fiscal year ended 2024 and 2023, we entered into a Blue Chip Swap transaction, which resulted in a $7.1 million and $12.2 million loss on investment recorded in Gain on investment securities within our Consolidated Statements of Operations, respectively. As a result of the Blue Chip Swap transactions, $13.8 million and $9.8 million of net cash was repatriated to the U.S. during 2024 and 2023, respectively.
Net Purchases of Long-Term Investments Our net purchases of long-term investments were $9.1 million, $20.7 million and $29.2 million in fiscal years 2024, 2023 and 2022, respectively. Our activity during the fiscal year ended September 30, 2024, was driven by $9.1 million of investments in various debt and equity securities. Our activity during the fiscal year ended September 30, 2023, was driven by a $14.1 million equity investment in Tamboran Resources Corporation, $4.1 million in debt and equity security investments in various geothermal energy companies, and $2.5 million investments in other equity securities. Our activity during the fiscal year ended September 30, 2022, was driven by a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies and the purchase of $18.2 million in various geothermal investments, offset by $22.0 million of proceeds received from the liquidation of our remaining equity securities in Schlumberger, Ltd.
2024 FORM 10-K | 53

Insurance Proceeds from Involuntary Conversion In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. During the fiscal year ended September 30, 2024, we collected $5.5 million of the total expected insurance proceeds. The total insurance proceeds received during the period exceeds the recognized loss and therefore was recognized as a gain within operating income during the fiscal year ended September 30, 2024. During the fiscal year ended September 30, 2023, we collected $9.2 million of the total expected insurance proceeds.
Sale of Assets Our proceeds from asset sales totaled $46.4 million, $70.1 million and $62.3 million in fiscal year 2024, 2023 and 2022, respectively. The decrease in proceeds is mainly driven by lower rig activity which drives lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $1.68 per share, comprised of a base cash dividend of $1.00 and a supplemental cash dividend of $0.68 during the fiscal year 2024. Comparatively, we paid dividends of $1.94 and $1.00 per share in 2023 and 2022. Total dividends paid were $168.5 million, $201.5 million and $107.4 million in fiscal years 2024, 2023 and 2022, respectively.
Debt Issuance Proceeds and Costs On September 17, 2024, we issued $1.2 billion net aggregate principal amount of senior notes. Debt issuance costs paid in fiscal year 2024 were $22.9 million, of which $9.6 million relates to the senior notes issued in the current year and $13.3 million relates to other financing arrangements. For additional information regarding debt issuance and related costs, refer to Note 6—Debt to the Consolidated Financial Statements.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the fiscal year ended September 30, 2024, we repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including accrued excise tax of $0.3 million, resulting in a net cash outflow of $51.3 million. During the fiscal year ended September 30, 2023, we repurchased 6.5 million common shares at an aggregate cost of $249.0 million, including excise tax of $1.8 million, resulting in a net cash outflow $247.2 million. During the fiscal year ended September 30, 2022, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million.
Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of the Notes, comprised of the following tranches: $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value.
The Company intends to use the net proceeds, together with the proceeds of its term loan credit facility (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses.
The Notes are subject to a “special mandatory redemption,” which would require the Company to redeem the Notes at a special mandatory redemption price equal to 101.0 percent of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon in the event that (i) the consummation of the Acquisition does not occur on or before October 25, 2025, (or such later date as the Company may agree to extend the "Long Stop Date" under the Purchase Agreement), (ii) the Purchase Agreement is terminated without the consummation of the Acquisition or (iii) if the Company otherwise notifies the trustee of the Notes that it will not pursue the consummation of the Acquisition.
In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the “Registration Rights Agreement”), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to: (i) file a registration statement (the “Exchange Offer Registration Statement”) with the SEC to register an offer to exchange each series of the Notes for freely tradable notes having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”); (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act not later than the later of (x) the 30th day following the Company’s filing of a Current Report on Form 8-K or an amendment thereto including the financial statements of KCA Deutag and pro forma financial information related to the Company’s acquisition of KCA Deutag required by Items 9.01(a) and 9.01(b) of Form 8-K (the “KCA Deutag Financials Form 8-K”) and (y) June 16, 2025; and (iii) use commercially reasonable efforts to cause the Registered Exchange Offer to be completed not later than the later of (x) the 60th day following the Company’s filing of the KCA Deutag Financials Form 8-K and (y) July 14, 2025 (the “Exchange Offer Closing Deadline”), subject to certain limitations.
2024 FORM 10-K | 54

If, among other events, the Registered Exchange Offer is not completed by the Exchange Offer Closing Deadline, then special additional interest will accrue in an amount equal to 0.25 percent per annum of the principal amount of the Notes, from and including the date on which such default shall occur to but excluding the date on which such default is cured.
The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain liens; engage in sale and lease-back transactions; and consolidate, merge or transfer all or substantially all of the assets of the Company. The indenture governing the Notes also contains customary events of default with respect to the Notes.
Senior Notes Extinguished in Fiscal Year 2022
On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of the 4.65 percent senior notes due 2025 (the "2025 Notes"). On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 2025 Notes at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes (discussed below), together with cash on hand. The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021.
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
Senior Notes Issued in Fiscal Year 2021
On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent senior notes due 2031 (the "2031 Notes") in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022.
In June 2022, we settled a registered exchange offer (the “2022 Registered Exchange Offer”) to exchange the 2031 Notes for new, SEC-registered notes that are substantially identical to the terms of the 2031 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the 2031 Notes do not apply to the new notes. All of the 2031 Notes were exchanged in the 2022 Registered Exchange Offer.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into the Term Loan Credit Agreement, dated as of August 14, 2024, among the Company, MSSF as administrative agent, and the other lenders party thereto. Under the Term Loan Credit Agreement, the Company may obtain unsecured term loans in a single delayed draw in an aggregate principal amount up to $400.0 million. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. We expect to use the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of Notes and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2024, the spread over SOFR would have been 1.375 percent had borrowings been outstanding under the Term Loan Credit Agreement and commitment fees would have been 0.175 percent.
The funding of the term loans had not occurred as of September 30, 2024.
2024 FORM 10-K | 55

Bridge Loan Facility
In connection with, and concurrently with the entry into, the Purchase Agreement, the Company entered into a debt commitment letter dated July 25, 2024 with MSSF, pursuant to which MSSF has committed, subject to satisfaction of standard conditions, to provide the Company with an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion (the “Bridge Loan Facility”) the proceeds of which, if drawn, would have been used to fund the Acquisition. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. For additional information regarding the Bridge Loan Facility, refer to Note 6—Debt to the Consolidated Financial Statements.
Revolving Credit Facility
On August 14, 2024, the Company entered into the Amended Credit Facility with the Revolving Credit Agreement Lenders, the issuing lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
Under the terms of the Amended Credit Facility, the Company may obtain unsecured revolving loans in an aggregate principal amount not to exceed $950.0 million outstanding at any time (the “Revolving Credit Facility”). $775.0 million of the revolving commitments under the Amended Credit Facility expire on November 12, 2028 and $175.0 million of the revolving commitments mature on November 10, 2027 (the “Stated Maturity Date”), but the Company may request two one-year extensions of the Stated Maturity Date, subject to satisfaction of certain conditions. Commitments under the Amended Credit Facility may be increased by up to $100.0 million, subject to the agreement of the Company and new or existing Revolving Credit Agreement Lenders.
The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2024, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2024, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of September 30, 2024, we had $160.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $160.0 million, $39.7 million was outstanding as of September 30, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $44.7 million outstanding as of September 30, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2024, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2025 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at September 30, 2024 and comprised with the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034.
2024 FORM 10-K | 56

On July 25, 2024, H&P and certain of its wholly owned subsidiaries entered into the Purchase Agreement to acquire KCA Deutag for total cash consideration of approximately $2.0 billion, which consists of the $0.9 billion unadjusted share purchase price and $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the Acquisition. Total consideration is subject to adjustment as set forth in the Purchase Agreement. The transaction is expected to close prior to calendar 2024 year end, subject to customary closing conditions and regulatory approvals. We expect to use the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of the Notes and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses.
As of September 30, 2024, we had a $495.5 million deferred tax liability on our Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
At September 30, 2024, we have recorded approximately $0.8 million of unrecognized tax benefits, interest, and penalties. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
The long‑term debt to total capitalization ratio was 38.2 percent and 16.6 percent as of September 30, 2024 and 2023. For additional information regarding debt agreements, refer to Note 6—Debt to the Consolidated Financial Statements.
There were no other significant changes in our financial position since September 30, 2023.

Material Commitments
Our contractual obligations as of September 30, 2024 are summarized in the table below:

	Obligations due by fiscal year
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt	1,800,000	—	—	—	350,000	—	1,450,000
Interest[1]	558,389	79,450	79,450	79,450	65,888	63,175	190,976
Operating leases[2]	73,032	9,443	8,126	7,646	7,045	6,862	33,910
Purchase obligations[3]	116,327	116,327	—	—	—	—	—
Total contractual obligations	$2,547,748	$205,220	$87,576	$87,096	$422,933	$70,037	$1,674,886
(1)Interest on fixed-rate unsecured senior notes was estimated based on principal maturities. See Note 6—Debt to our Consolidated Financial Statements.
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
2024 FORM 10-K | 57

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
See Note 5—Goodwill and Intangible Assets for additional discussion of goodwill and intangible assets.
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
We self‑insure a significant portion of expected losses relating to workers’ compensation, general liability, employer’s liability, auto liability, and certain other insurance coverages. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events but there can be no assurance that such coverage will apply or be adequate in all circumstances. Estimates are recorded for incurred outstanding liabilities for workers’ compensation and other casualty claims. Retained losses under worker's compensation, general, automobile, and employer's liability policies are estimated and accrued based upon our estimates of the aggregate liability for claims incurred. These estimates are based on adjusters’ estimates, our historical loss experience and statistical methods commonly used within the insurance industry that we believe are reliable.
2024 FORM 10-K | 58

We also engage a third-party actuary to perform a periodic review of our casualty losses. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs. Our wholly‑owned captive insurance companies finance a significant portion of the physical damage risk on company‑owned drilling rigs as well as casualty deductibles and other risk retentions. An actuary reviews the loss reserves retained by the Company and the Captives on an annual basis.
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
2024 FORM 10-K | 59

The following table reconciles direct margin to segment operating income, which we believe is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to direct margin.

	Year Ended September 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income (loss)	$610,674	$(949)	$12,415
Add back:
Depreciation and amortization	366,446	10,863	7,530
Research and development	41,305	—	—
Selling, general and administrative expense	61,107	9,427	3,594
Direct margin (Non-GAAP)	$1,079,532	$19,341	$23,539

	Year Ended September 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico
Segment operating income (loss)	$625,467	$(891)	$22,806
Add back:
Depreciation and amortization	353,976	7,615	7,622
Research and development	30,457	—	—
Selling, general and administrative expense	58,367	10,401	3,035
Asset impairment charges	3,948	8,149	—
Direct margin (Non-GAAP)	$1,072,215	$25,274	$33,463

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial position is exposed to a variety of risks, including foreign currency exchange rate risk, commodity price risk, credit and capital market risk, interest rate risk and equity price risk.
Foreign Currency Exchange Rate Risk
Our drilling contracts in foreign countries generally provide for payment in U.S. dollars. Historically, in Argentina, while the contracts were denominated in the U.S. dollar, we were paid in Argentine pesos. The Argentine branch of one of our second-tier subsidiaries remits U.S. dollars to its U.S. parent by converting the Argentine pesos into U.S. dollars through the Argentine Foreign Exchange Market and repatriating the U.S. dollars. In the future, other contracts or applicable law may require payments to be made in foreign currencies. As such, there can be no assurance that we will not experience in Argentina or elsewhere a devaluation of foreign currency, foreign exchange restrictions or other difficulties repatriating U.S. dollars even if we are able to negotiate the contract provisions designed to mitigate such risks. At September 30, 2024, a hypothetical decrease in value of 10 percent would result in a decrease in value of our monetary assets and liabilities denominated in Argentine pesos by approximately $0.6 million.
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
Commodity Price Risk
The demand for drilling services and solutions is derived from exploration and production companies spending money to explore and develop drilling prospects in search of crude oil and natural gas. Their spending is driven by their cash flow, financial strength, and desires to return excess cash to shareholders, which is affected by trends in crude oil and natural gas commodity prices. Crude oil prices are determined by a number of factors including global supply and demand, the establishment of and compliance with production quotas by oil exporting countries, worldwide economic conditions and geopolitical factors. Crude oil and natural gas prices have historically been volatile and very difficult to predict with any degree of certainty. While current energy prices are important contributors to positive cash flow for customers, expectations about future prices and price volatility are generally more important for determining future spending levels. This volatility can lead many exploration and production companies to base their capital spending on much more conservative estimates of commodity prices. As a result, demand for drilling services and solutions is not always purely a function of the movement of commodity prices.
2024 FORM 10-K | 60

Credit and Capital Market Risk
Customers may finance their exploration activities through cash flow from operations, the incurrence of debt, or the issuance of equity. Any deterioration in the credit and capital markets, as experienced in the past, can make it difficult for customers to obtain funding for their capital needs. A reduction of cash flow resulting from declines in commodity prices or a reduction of available financing may result in customer credit defaults or reduced demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, we may need to access capital markets to obtain financing. Our ability to access capital markets for financing could be limited by, among other things, oil and gas prices, our existing capital structure, our credit ratings, the state of the economy, the health of the drilling and overall oil and gas industry, and the liquidity of the capital markets. Many of the factors that affect our ability to access capital markets are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.
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
Interest Rate Risk
Our interest rate risk exposure results primarily from short‑term rates, mainly SOFR‑based, on any borrowings from the Amended credit facility. There were no outstanding borrowings under this facility at September 30, 2024 and our outstanding debt consisted of $1.8 billion (face amount) in senior unsecured notes, and an estimated fair value of $1.7 billion as of September 30, 2024. The $1.8 billion (face amount) in senior unsecured notes at September 30, 2024 comprised of the following: $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029, $550.0 million aggregate principal amount of 2.90 percent senior notes due 2031 and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034.
Equity Price Risk
As of September 30, 2024 and 2023, we had equity securities in Tamboran Corp. with a total fair value of $21.0 million and $9.9 million, respectively. On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024,Tamboran Corp. completed an initial public offering of its common stock on the NYSE and as a result of this offering, our convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Our shares received in this initial public offering are subject to a 180-day lockup period. Consistent with the provisions of ASU No. 2022-03, contractual sale restrictions are not considered in the fair value measurement of our investment in Tamboran Resources Corporation.
As of September 30, 2024 and 2023 we had equity securities in ADNOC Drilling with a total fair value of $205.6 million and $174.8 million, respectively. Our investment in ADNOC Drilling was subject to a three-year lockup period, which expired during September 2024. We have applied the guidance in Topic 820, Fair Value Measurement, in the initial accounting of the transaction and the subsequent revaluation of the investment balance, concluding that the contractual restriction on the sale of an equity security that is publicly traded is not considered in measuring fair value.
A hypothetical 10 percent decrease in the market price for our marketable equity securities of Tamboran Corp and ADNOC Drilling as of September 30, 2024 would decrease the fair value by $22.7 million. These securities are subject to a wide variety and number of market‑related risks that could substantially reduce or increase the fair value of our holdings.
Subsequent to the 2024 fiscal year end, we sold our shares of ADNOC Drilling for aggregate proceeds of approximately $197.3 million. Refer to Note 18—Subsequent Events.
At November 6, 2024, the total fair value of our remaining equity securities in Tamboran Corp. decreased to approximately $19.1 million. We continually monitor the fair value of the investments but are unable to predict future market volatility and any potential impact to the Consolidated Financial Statements.
2024 FORM 10-K | 61

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2024 FORM 10-K | 62

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024.
Ernst & Young LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, as stated in their report which appears herein.

Helmerich & Payne, Inc.

by

/s/ John W. Lindsay	/s/ J. Kevin Vann
John W. Lindsay Director, President and Chief Executive Officer	J. Kevin Vann Senior Vice President and Chief Financial Officer

November 13, 2024	November 13, 2024

2024 FORM 10-K | 63

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Helmerich & Payne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Helmerich & Payne, Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Helmerich & Payne, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 13, 2024 expressed an unqualified opinion thereon.
We have audited Helmerich & Payne, Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Helmerich & Payne, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria..
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
November 13, 2024
2024 FORM 10-K | 64

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Helmerich & Payne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Helmerich & Payne, Inc. (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 13, 2024 expressed an unqualified opinion thereon.
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

Self-Insurance Accruals
Description of the Matter
The Company's liability for self-insured risks for workers’ compensation and other casualty claims was $76.3 million at September 30, 2024. As described in Note 2 to the consolidated financial statements, this liability is based on a third-party actuarial analysis and includes an estimate for incurred but not reported claims. The actuarial analysis considers a variety of factors, including third-party adjusters’ estimates, historical experience, and statistical methods commonly used within the insurance industry.

Auditing the Company's liability for self-insured risks for worker’s compensation and other casualty claims is complex and required us to use our actuarial specialists due to the measurement uncertainty associated with the estimate, management’s application of significant judgment, and the use of various actuarial methods.

2024 FORM 10-K | 65

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of the Company’s controls over the workers’ compensation and other casualty claims accrual process, including management’s review controls over the significant assumptions used in the calculation and the completeness and accuracy of the data underlying the reserve.

To test the liability for self-insured risks for workers’ compensation and other casualty claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data provided to management’s actuary and obtaining legal confirmation letters to evaluate the reserves recorded on significant litigated matters. Additionally, we involved our actuarial specialists to assist in our evaluation of the methodologies applied by management’s actuary in establishing the actuarially determined reserve. We compared the Company’s estimates to ranges of estimates independently developed by our actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.
Tulsa, Oklahoma
November 13, 2024

2024 FORM 10-K | 66

HELMERICH & PAYNE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
(in thousands except share data and per share amounts)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$217,341	$257,174
Restricted cash	68,902	59,064
Short-term investments	292,919	93,600
Accounts receivable, net of allowance of $2,977 and $2,688, respectively	418,604	404,188
Inventories of materials and supplies, net	117,884	94,227
Prepaid expenses and other, net	76,419	97,727
Assets held-for-sale	—	645
Total current assets	1,192,069	1,006,625

Investments, net	100,567	264,947
Property, plant and equipment, net	3,016,277	2,921,695
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	54,147	60,575
Operating lease right-of-use assets	67,076	50,400
Restricted cash	1,242,417	—
Other assets, net	63,692	32,061
Total other noncurrent assets	1,472,985	188,689

Total assets	$5,781,898	$4,381,956

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$135,084	$130,852
Dividends payable	25,024	25,194
Accrued liabilities	286,841	262,885
Total current liabilities	446,949	418,931

Noncurrent Liabilities:
Long-term debt, net	1,782,182	545,144
Deferred income taxes	495,481	517,809
Other	140,134	128,129
Total noncurrent liabilities	2,417,797	1,191,082
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of September 30, 2024 and 2023, and 98,755,412 and 99,426,526 shares outstanding as of September 30, 2024 and 2023, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	518,083	525,369
Retained earnings	2,883,590	2,707,715
Accumulated other comprehensive loss	(6,350)	(7,981)
Treasury stock, at cost, 13,467,453 shares and 12,796,339 shares as of September 30, 2024 and 2023, respectively	(489,393)	(464,382)
Total shareholders’ equity	2,917,152	2,771,943
Total liabilities and shareholders' equity	$5,781,898	$4,381,956
The accompanying notes are an integral part of these consolidated financial statements.
2024 FORM 10-K | 67

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30,
(in thousands, except per share amounts)	2024	2023	2022
OPERATING REVENUES
Drilling services	$2,746,128	$2,862,677	$2,049,841
Other	10,479	9,744	9,103
	2,756,607	2,872,421	2,058,944
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	1,630,225	1,715,098	1,426,589
Other operating expenses	4,483	4,477	4,638
Depreciation and amortization	397,344	382,314	403,170
Research and development	40,967	30,046	26,563
Selling, general and administrative	244,877	206,657	182,366
Asset impairment charges	—	12,097	4,363
Restructuring charges	—	—	838
Acquisition transaction costs	14,982	—	—
Gain on reimbursement of drilling equipment	(33,309)	(48,173)	(29,443)
Other (gain) loss on sale of assets	5,139	8,016	(5,432)
	2,304,708	2,310,532	2,013,652
OPERATING INCOME	451,899	561,889	45,292
Other income (expense)
Interest and dividend income	41,168	28,393	18,090
Interest expense	(29,093)	(17,283)	(19,203)
Gain on investment securities	13,953	11,299	57,937
Loss on extinguishment of debt	—	—	(60,083)
Other	3,093	9,081	(10,714)
	29,121	31,490	(13,973)
Income before income taxes	481,020	593,379	31,319
Income tax expense	136,855	159,279	24,366
NET INCOME	$344,165	$434,100	$6,953

Basic earnings per common share	$3.43	$4.18	$0.05

Diluted earnings per common share	$3.43	$4.16	$0.05

Weighted average shares outstanding:
Basic	98,857	102,447	105,891
Diluted	99,067	102,852	106,555
The accompanying notes are an integral part of these consolidated financial statements.
2024 FORM 10-K | 68

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year ended September 30,
(in thousands)	2024	2023	2022
Net income	$344,165	$434,100	$6,953
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $0.6 million, $1.2 million, and $2.3 million at September 30, 2024, 2023, and 2022, respectively.	2,143	4,091	8,172
Unrealized loss on available-for-sale debt security, net of income taxes of $0.2 million at September 30, 2024	(512)	—	—
Other comprehensive income	1,631	4,091	8,172
Comprehensive income	$345,796	$438,191	$15,125
The accompanying notes are an integral part of these consolidated financial statements.
2024 FORM 10-K | 69

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2021	112,222	$11,222	$529,903	$2,573,375	$(20,244)	4,324	$(181,638)	$2,912,618
Comprehensive income:
Net income	—	—	—	6,953	—	—	—	6,953
Other comprehensive income	—	—	—	—	8,172	—	—	8,172
Dividends declared ($1.00 per share)	—	—	—	(106,756)	—	—	—	(106,756)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(28,608)	—	—	(550)	23,109	(5,499)
Stock-based compensation	—	—	28,032	—	—	—	—	28,032
Share repurchases	—	—	—	—	—	3,155	(76,999)	(76,999)
Other	—	—	(1,049)	—	—	—	—	(1,049)
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$2,765,472
Comprehensive income:
Net income	—	—	—	434,100	—	—	—	434,100
Other comprehensive income	—	—	—	—	4,091	—	—	4,091
Dividends declared ($1.00 base per share, $0.94 supplemental per share)	—	—	—	(199,957)	—	—	—	(199,957)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(34,545)	—	—	(678)	20,135	(14,410)
Stock-based compensation	—	—	32,456	—	—	—	—	32,456
Share repurchases	—	—	—	—	—	6,545	(248,989)	(248,989)
Other	—	—	(820)	—	—	—	—	(820)
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	344,165	—	—	—	344,165
Other comprehensive income	—	—	—	—	1,631	—	—	1,631
Dividends declared ($1.00 base per share, $0.68 supplemental per share)	—	—	—	(168,290)	—	—	—	(168,290)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(38,797)	—	—	(729)	26,620	(12,177)
Stock-based compensation	—	—	31,198	—	—	—	—	31,198
Share repurchases	—	—	—	—	—	1,400	(51,631)	(51,631)
Other	—	—	313	—	—	—	—	313
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$2,917,152
The accompanying notes are an integral part of these consolidated financial statements.
2024 FORM 10-K | 70

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$344,165	$434,100	$6,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397,344	382,314	403,170
Asset impairment charges	—	12,097	4,363
Amortization of debt discount and debt issuance costs	10,560	1,079	1,200
Loss on extinguishment of debt	—	—	60,083
Stock-based compensation	31,198	32,456	28,032
Gain on investment securities	(13,953)	(11,299)	(57,937)
Gain on reimbursement of drilling equipment	(33,309)	(48,173)	(29,443)
Other (gain) loss on sale of assets	5,139	8,016	(5,432)
Deferred income tax benefit	(23,191)	(20,400)	(28,488)
Other	5,132	8,979	7,140
Change in assets and liabilities:
Accounts receivable	(10,744)	56,281	(235,562)
Inventories of materials and supplies	(20,764)	(7,826)	(5,228)
Prepaid expenses and other	3,370	(1,803)	6,224
Other noncurrent assets	(20,740)	(11,135)	2,581
Accounts payable	(2,291)	4,237	53,242
Accrued liabilities	16,798	(10,139)	45,069
Other noncurrent liabilities	(4,051)	4,898	(22,054)
Net cash provided by operating activities	684,663	833,682	233,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(495,072)	(395,460)	(250,894)
Other capital expenditures related to assets held-for-sale	—	—	(21,645)
Purchase of short-term investments	(200,653)	(180,993)	(165,109)
Purchase of long-term investments	(9,120)	(20,748)	(51,241)
Proceeds from sale of short-term investments	204,152	195,311	244,728
Proceeds from sale of long-term investments	—	—	22,042
Proceeds from asset sales	46,412	70,085	62,304
Insurance proceeds from involuntary conversion	5,533	9,221	—
Other	(10,000)	—	(7,500)
Net cash used in investing activities	(458,748)	(322,584)	(167,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(168,459)	(201,456)	(107,395)
Proceeds from debt issuance	1,247,629	—	—
Debt issuance costs	(22,934)	—	—
Payments for employee taxes on net settlement of equity awards	(12,177)	(14,410)	(5,505)
Payment of contingent consideration from acquisition of business	(6,250)	(250)	(250)
Payments for early extinguishment of long-term debt	—	—	(487,148)
Make-whole premium payment	—	—	(56,421)
Share repurchases	(51,302)	(247,213)	(76,999)
Other	—	(540)	(587)
Net cash provided by (used in) financing activities	986,507	(463,869)	(734,305)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,212,422	47,229	(667,707)
Cash and cash equivalents and restricted cash, beginning of period	316,238	269,009	936,716
Cash and cash equivalents and restricted cash, end of period	$1,528,660	$316,238	$269,009

The accompanying notes are an integral part of these consolidated financial statements.
2024 FORM 10-K | 71

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended September 30,
(in thousands)	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest paid	$15,947	$17,099	$18,909
Income tax paid	181,349	199,139	17,731
Income tax received	(1,224)	(26,809)	(62)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	13,260	12,441	11,233
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(20,454)	(2,554)	(2,425)
The accompanying notes are an integral part of these consolidated financial statements.
2024 FORM 10-K | 72

HELMERICH & PAYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies.
Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, International Solutions and Offshore Gulf of Mexico. Our real estate operations and our wholly-owned captive insurance companies are included in "Other." Refer to Note 17—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, West Virginia, and Wyoming. Our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Australia, Bahrain, Colombia and the U.A.E. Additionally, we commenced operations in Saudi Arabia in the first quarter of fiscal 2025. Our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.
Pending KCA Deutag Acquisition
On July 25, 2024, H&P and certain of its wholly owned subsidiaries entered into the Purchase Agreement to acquire KCA Deutag for total cash consideration of approximately $2.0 billion, which consists of the $0.9 billion unadjusted share purchase price and $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the Acquisition. Total consideration is subject to adjustment as set forth in the Purchase Agreement. The transaction is expected to close prior to calendar 2024 year end, subject to customary closing conditions and regulatory approvals.
KCA Deutag is a diverse global drilling company. The company has a significant land drilling presence in the Middle East, which represents approximately two-thirds of the company’s calendar year 2023 Operating EBITDA, with additional operations in South America, Europe and Africa. In addition to its land operations, KCA Deutag has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada, with super major customers and long-term earnings visibility through a robust backlog. KCA Deutag’s Kenera segment comprises manufacturing and engineering businesses, including Bentec, with three facilities serving the energy industry, representing a longer-term growth opportunity.

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
Foreign Currencies
Our functional currency, together with all our foreign subsidiaries, is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at exchange rates in effect at the end of the period, and the resulting gains and losses are recorded on our Consolidated Statements of Operations. Aggregate foreign currency losses of $5.5 million, $6.4 million and $5.9 million in fiscal years 2024, 2023 and 2022, respectively, are included in Drilling services operating expenses.
2024 FORM 10-K | 73

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
We had restricted cash of $1.3 billion and $59.1 million at September 30, 2024 and 2023, respectively. Of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price for the Acquisition and to repay certain of KCA Deutag's outstanding indebtedness, and $68.9 million represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Of the total at September 30, 2023, $58.4 million, represents an amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. The restricted amounts are primarily invested in short-term money market
As of September 30, 2024, $1.2 billion of restricted cash was classified as long-term. As noted above, this balance primarily represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price for the Acquisition and to repay certain of KCA Deutag's outstanding indebtedness. We have applied the guidance in ASC 210-10, concluding that cash restricted for expenditure in the acquisition of noncurrent assets or the liquidation of long-term debts are to be classified as long-term.
Cash, cash equivalents, and restricted cash are reflected on the Consolidated Balance Sheets as follows:

	September 30,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$217,341	$257,174	$232,131
Restricted cash	68,902	59,064	36,246
Restricted cash - long-term:
Restricted cash	1,242,417	—	—
Other assets, net	—	—	632
Total cash, cash equivalents, and restricted cash	$1,528,660	$316,238	$269,009
Accounts Receivable
Accounts receivable represents valid claims against our customers for our services rendered, net of allowances for credit losses. We perform credit evaluations of customers and do not typically require collateral in support for trade receivables. We provide an allowance for credit losses, when necessary, to cover estimated credit losses. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators. We estimate expected credit losses over the life of our financial assets, which primarily consist of our accounts receivable, through a review of several factors, including historical collection experience, current aging status of the customer accounts, and current financial strength and liquidity of our customers. We evaluate our customers’ financial strength and liquidity based on aging of accounts receivable, payment history, and other relevant information, including ratings agency, credit ratings and alerts, and publicly available reports.
Inventories of Materials and Supplies
Inventories are primarily replacement parts and supplies held for consumption in our drilling operations. Inventories are valued at weighted average cost and include the cost of materials, shipping, duties and labor, less an allowance for excess and obsolete items. We estimate the allowance for excess and obsolete items based on historical experience and expectations for future use of the materials and supplies. The allowance for excess and obsolete inventory was $19.5 million and $22.4 million for fiscal years 2024 and 2023, respectively.
2024 FORM 10-K | 74

Investments
We maintain strategic investments in equity and debt securities of certain publicly traded and private companies together with short-term investments to manage liquidity in U.S. government, federal agency and corporate debt securities. We recognize our equity securities that have readily determinable fair values at fair value, with changes in such values reflected in net income. Our equity securities without readily determinable fair values are measured at cost, less any impairments and marked to fair value once observable changes in identical or similar investments from the same issuer occur. Debt securities classified as available-for-sale are reported at fair value and subject to impairment testing. Impairment losses on available-for-sale debt securities due to credit related factors are recognized through net income and recorded within Gain on investment securities on our Consolidated Statements of Operations. During the year ended September 30, 2024, we recorded an allowance for credit loss of $10.2 million, as a result of the change in fair value of our investment in Galileo due to credit related factors. Refer to Note 13—Fair Value Measurement of Financial Instruments for additional information related to Galileo investment. Other than credit related impairment losses, unrealized gains/losses on available-for-sale debt securities are recognized, net of the related tax effect, in other comprehensive income. Upon sale, realized gains/losses are reported in net income.
Related Party Transactions
In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources Limited ("Tamboran Resources"). In December 2023, all shares of Tamboran Resources were transferred to Tamboran Corp. in exchange for depository interests in Tamboran Corp. Depository interests, referred to as CHESS Depository Interests, each representing beneficial interests of 1/200th of a share of Tamboran Corp. common stock, are listed on the Australian Stock Exchange under the ticker symbol "TBN." Tamboran Corp. is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin.
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the NYSE or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Additionally and separately, one of our executive officers serves as a director of Tamboran Corp. Refer to Note 13—Fair Value Measurement of Financial Instruments for additional information related to our investment.
Concurrent with the October 2022 investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of September 30, 2024, we recorded $5.0 million in receivables and $3.9 million as a contract liability on our Consolidated Balance Sheets. As of September 30, 2023, we recorded $2.8 million in receivables, $8.0 million in other assets, and $6.6 million as a contract liability on our Consolidated Balance Sheets. We recorded $14.1 million and $3.4 million in revenue on our Consolidated Statement of Operations during the fiscal years ending September 30, 2024 and 2023, respectively, related to the drilling services agreement with Tamboran Resources, which commenced drilling services during the fourth fiscal quarter of 2023. We expect to earn $30.0 million in revenue over the term of the contract, and, as such, this amount is included within our contract backlog as of September 30, 2024.
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
2024 FORM 10-K | 75

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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized, but is tested for potential impairment at the reporting unit level at a minimum on an annual basis in the fourth fiscal quarter of each fiscal year or when it is more likely than not that the carrying value may exceed fair value. If an impairment is determined to exist, an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value is recognized, limited to the total amount of goodwill allocated to that reporting unit. The reporting unit level is defined as an operating segment or one level below an operating segment.
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows, generally estimated to be 5 to 20 years, and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.
Drilling Revenues
Drilling services revenues are primarily comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Revenues associated with mobilization and demobilization and direct costs incurred for the mobilization, are deferred and recognized on a straight-line basis as the drilling service is provided. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. Reimbursements for fiscal years 2024, 2023 and 2022 were $334.6 million, $345.5 million and $263.1 million, respectively. For fixed-term contracts that are terminated by customers prior to the expirations, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. Early termination revenue for fiscal years 2024, 2023 and 2022 was approximately $13.4 million, $2.3 million and $0.7 million, respectively.
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
2024 FORM 10-K | 76

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
Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital using the average-cost method. Treasury stock may be issued for awards under our omnibus incentive plans.
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
2024 FORM 10-K | 77

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
Standards that are not yet adopted as of September 30, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
October 1, 2024
We plan to adopt this ASU, as required, during fiscal year 2025, with the first disclosure enhancements reflected in our 2025 fiscal year Form 10-K. We are currently evaluating the impact this ASU will have on our disclosures.

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
We plan to adopt this ASU, as required, during fiscal year 2026, with the first disclosure enhancements reflected in our 2026 fiscal year Form 10-K. We are currently evaluating the impact this ASU will have on our disclosures.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of temporary cash investments, short and long-term investments, and trade receivables. The industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Revenue from drilling services performed for our largest drilling customer totaled approximately 11.0 percent ($302.6 million) of our total consolidated revenues during fiscal year 2024. In fiscal years 2023 and 2022, no individual customers constituted 10 percent or more of our total consolidated revenues.
We place cash in excess of our immediate needs in the United States with established financial institutions and primarily invest in a diversified portfolio of highly rated, short-term instruments. Our trade receivables, primarily with established companies in the oil and gas industry, may impact credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. International sales also present various risks including governmental activities that may limit or disrupt markets and restrict the movement of funds. Most of our international sales, however, are to large international, majority state-owned, or government-owned national oil companies.
2024 FORM 10-K | 78

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
Self-Insurance
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general, and automobile liability, including claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. Insurance recoveries related to such liabilities are recorded when considered probable. We have also engaged a third-party actuary to perform a review of our casualty losses as well as losses in our captive insurance companies. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs. The Company also self-insures employee health plan exposures in excess of employee deductibles. This program is also reviewed at the end of each policy year by a third-party actuary.
We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $11.4 million, $12.5 million, and $7.0 million and rig and casualty insurance premiums of $37.6 million, $39.7 million, and $35.6 million during the fiscal years ended September 30, 2024, 2023, and 2022, respectively. These operating costs were recorded within drilling services operating expenses in our Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2024, 2023, and 2022 amounted to $61.2 million, $67.4 million, and $57.0 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, Offshore Gulf of Mexico, and International Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the fiscal year ended September 30, 2024, 2023, and 2022 were $15.5 million, $10.6 million, and $11.8 million, respectively.
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
2024 FORM 10-K | 79

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
We recorded aggregate foreign currency losses of $5.5 million, $6.4 million, and $5.9 million during the fiscal years ended September 30, 2024, 2023, and 2022 respectively. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the fiscal year ended 2024 and 2023, we entered into a Blue Chip Swap transaction, which resulted in a $7.1 million and $12.2 million loss on investment recorded in Gain on investment securities within our Consolidated Statements of Operations, respectively. As a result of the Blue Chip Swap transactions, $13.8 million and $9.8 million of net cash was repatriated to the U.S. during 2024 and 2023, respectively.
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
Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the fiscal year ended September 30, 2024, approximately 7.2 percent of our operating revenues were generated from international locations compared to 7.5 percent during the fiscal year ended September 30, 2023. During the fiscal year ended September 30, 2024, approximately 76.7 percent of operating revenues from international locations were from operations in South America compared to 85.3 percent during the fiscal year ended September 30, 2023. Substantially all of the South American operating revenues were from Argentina. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2024 and 2023 consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2024	September 30, 2023
Drilling services equipment	4 - 15 years	$6,671,975	$6,396,612
Tubulars	4 years	552,773	564,032
Real estate properties	10 - 45 years	48,617	47,313
Other	2 - 23 years	460,857	443,366
Construction in progress[1]		106,183	97,374
		7,840,405	7,548,697
Accumulated depreciation		(4,824,128)	(4,627,002)
Property, plant and equipment, net		$3,016,277	$2,921,695

Assets held-for-sale		$—	$645
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
2024 FORM 10-K | 80

Depreciation
Depreciation in the Consolidated Statements of Operations of $390.9 million, $375.7 million and $396.0 million includes abandonments of $6.5 million, $3.3 million and $6.6 million for the fiscal years 2024, 2023 and 2022, respectively. Depreciation expense for the fiscal year 2024 included $12.7 million of accelerated depreciation for components on rigs that were scheduled for conversion in fiscal year 2024 compared to $2.4 million for fiscal year 2023. These expenses are recorded within Depreciation and amortization on our Consolidated Statements of Operations.
In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. The loss of $9.2 million was recorded as abandonment expense within Depreciation and amortization in our Consolidated Statement of Operations for the fiscal year ended September 30, 2023 and was offset by an insurance recovery that was also recognized within Depreciation and amortization for the same amount as the loss. During the fiscal year ended September 30, 2023, we collected $9.2 million of the total expected insurance proceeds. During the fiscal year ended September 30, 2024, we collected proceeds of $5.5 million and recognized a gain on involuntary conversion of the rig of $5.5 million. The total insurance proceeds received during the period exceeds the recognized loss and therefore was recognized as a gain within operating income during the year ended September 30, 2024.
Impairment Charges
Fiscal Year 2024 Activity
We did not record any impairment changes during the fiscal year ending September 30, 2024.
Fiscal Year 2023 Activity
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
Fiscal Year 2022 Activity
During the fiscal year ended September 30, 2022, we closed on the sale of our trucking and casing running assets for total consideration less costs to sell of $6.0 million, in addition to the possibility of future earnout proceeds, resulting in a loss of $3.4 million recorded in Other (gain) loss on sale of assets within our Consolidated Statements of Operations. We recognized earnout proceeds associated with the sale of our trucking and casing running assets of $0.8 million, $1.6 million and $1.1 million during the fiscal years ended September 30, 2024, 2023 and 2022, respectively, in Other (gain) loss on sale of assets within our Consolidated Statements of Operations.
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
2024 FORM 10-K | 81

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
(Gain)/Loss on Sale of Assets
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $33.3 million, $48.2 million, $29.4 million in fiscal years 2024, 2023 and 2022, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Consolidated Statements of Operations.
Other (Gain)/Loss on Sale of Assets
We recognized a (gain)/loss of $5.1 million, $8.0 million and $(5.4) million in fiscal years 2024, 2023 and 2022, respectively, related to the sale of rig equipment and other capital assets. These amounts are recorded in Other (gain) loss on sale of assets within our Consolidated Statements of Operations.

NOTE 4 LEASES
Lease Position

(in thousands)	September 30, 2024	September 30, 2023
Operating lease commitments, including probable extensions[1]	$104,535	$65,970

Discounted using the lessee's incremental borrowing rate	$77,316	$55,894
(Less): short-term leases recognized on a straight-line basis as expense	(404)	(877)
(Less): other	(182)	(207)
Lease liability recognized	$76,730	$54,810

Of which:
Current lease liabilities	$16,997	$13,772
Non-current lease liabilities	59,733	41,038
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future. Those probable extensions are included in the operating lease liability balance.
The recognized right-of-use assets relate to the following types of assets:

(in thousands)	September 30, 2024	September 30, 2023
Properties	$66,842	$50,080
Equipment	234	318
Other	—	2
Total right-of-use assets	$67,076	$50,400
2024 FORM 10-K | 82

Lease Costs
The following table presents certain information related to the lease costs for our operating leases:

	Year ended September 30,
(in thousands)	2024	2023	2022
Operating lease cost	$11,693	$11,004	$9,687
Short-term lease cost	1,567	1,437	1,546
Total lease cost	$13,260	$12,441	$11,233
Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	September 30, 2024	September 30, 2023
Weighted average remaining lease term	11.6	7.6
Weighted average discount rate	5.1%	3.6%
Lease Obligations
Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2024 (in thousands) are as follows:

Fiscal Year	Amount
2025	$9,443
2026	8,126
2027	7,646
2028	7,045
2029	6,862
Thereafter	33,910
Total[1]	$73,032
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future. Those probable extensions are included in the operating lease liability balance.
During the fiscal year ended September 30, 2024, we amended the lease for our Tulsa industrial facility. As part of the amendment, we extended the lease term, now continuing through June 30, 2035 with two five-year renewal options, resulting in an increase of $18.1 million to the right-of-use assets and lease liability on our Consolidated Balance Sheet. We recognized one of the five-year renewal options as part of our right-of-use assets and lease liabilities. This contract is accounted for as an operating lease. The future minimum lease payments for the Tulsa industrial facility represent a material portion of the amounts shown in the table above.
During the fiscal year ended September 30, 2023, we entered into a lease agreement to relocate our Tulsa corporate headquarters to a new office space. This lease commenced during the fourth fiscal quarter of 2023 and resulted in a $17.6 million increase to right-of-use assets and lease liability on our Consolidated Balance Sheets. In addition, we began amortizing the right of use asset over the initial lease term of approximately 12 years. We also have two unpriced five-year extension options that were not recognized as part of the right-of-use asset and lease liability. During the fiscal year ended September 30, 2024, we amended the lease for our Tulsa corporate headquarters, resulting in a $5.9 million increase to right-of-use assets and lease liability on our Consolidated Balance Sheets. The additional right of use asset will be amortized over the remaining 11 years of the original lease term. The future minimum lease payments for our corporate headquarters office space represent a material portion of the amounts shown in the table above.
2024 FORM 10-K | 83

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
During the fiscal years ended September 30, 2024 and 2023, we had no additions or impairments to goodwill. As of September 30, 2024 and September 30, 2023, the goodwill balance was $45.7 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. Our intangible assets are within our North America Solutions reportable segment and consist of the following:

		September 30, 2024			September 30, 2023
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$40,047	$49,049	$89,096	$34,092	$55,004
Intellectual property	13 years	2,000	662	1,338	2,000	503	1,497
Trade name	20 years	5,865	2,105	3,760	5,865	1,791	4,074
		$96,961	$42,814	$54,147	$96,961	$36,386	$60,575
Amortization expense in the Consolidated Statements of Operations was $6.4 million for fiscal year 2024, $6.6 million for fiscal year 2023 and $7.2 million for fiscal year 2022; and is estimated to be $6.4 million for fiscal year 2025, and approximately $25.6 million for fiscal year 2026 through 2029.

NOTE 6 DEBT
We have the following unsecured long-term debt outstanding with maturities shown in the following table:

	September 30, 2024			September 30, 2023
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(2,907)	$347,093	$—	$—	$—
Due December 1, 2029	350,000	(3,703)	346,297	—	—	—
Due September 29, 2031	550,000	(4,262)	545,738	550,000	(4,856)	545,144
Due December 1, 2034	550,000	(6,946)	543,054	—	—	—
Long-term debt	$1,800,000	$(17,818)	$1,782,182	$550,000	$(4,856)	$545,144
Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of the Notes, comprised of the following tranches: $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value.
The Company intends to use the net proceeds, together with the proceeds of its term loan credit facility (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. The net proceeds reduced the commitments under the Company’s bridge loan facility (discussed below) for purposes of financing the Acquisition.
2024 FORM 10-K | 84

The Notes are subject to a “special mandatory redemption,” which would require the Company to redeem the Notes at a special mandatory redemption price equal to 101.0 percent of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon in the event that (i) the consummation of the Acquisition does not occur on or before October 25, 2025, (or such later date as the Company may agree to extend the "Long Stop Date" under the Purchase Agreement), (ii) the Purchase Agreement is terminated without the consummation of the Acquisition or (iii) if the Company otherwise notifies the trustee of the Notes that it will not pursue the consummation of the Acquisition.
In connection with the issuance of the Notes, the Company also entered into a Registration Rights Agreement, dated as of September 17, 2024, with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to: (i) file a registration statement (the “Exchange Offer Registration Statement”) with the SEC to register an offer to exchange each series of the Notes for freely tradable notes having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”); (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act not later than the later of (x) the 30th day following the Company’s filing of a Current Report on Form 8-K or an amendment thereto including the financial statements of KCA Deutag and pro forma financial information related to the Company’s acquisition of KCA Deutag required by Items 9.01(a) and 9.01(b) of Form 8-K (the “KCA Deutag Financials Form 8-K”) and (y) June 16, 2025; and (iii) use commercially reasonable efforts to cause the Registered Exchange Offer to be completed not later than the later of (x) the 60th day following the Company’s filing of the KCA Deutag Financials Form 8-K and (y) July 14, 2025 (the “Exchange Offer Closing Deadline”), subject to certain limitations.
If, among other events, the Registered Exchange Offer is not completed by the Exchange Offer Closing Deadline, then special additional interest will accrue in an amount equal to 0.25 percent per annum of the principal amount of the Notes, from and including the date on which such default shall occur to but excluding the date on which such default is cured.
The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur certain liens; engage in sale and lease-back transactions; and consolidate, merge or transfer all or substantially all of the assets of the Company. The indenture governing the Notes also contains customary events of default with respect to the Notes.
Senior Notes Extinguished in Fiscal Year 2022
On December 20, 2018, we issued approximately $487.1 million in aggregate principal amount of the 4.65 percent senior notes due 2025 (the "2025 Notes"). On September 27, 2021, the Company delivered a conditional notice of optional full redemption for all of the outstanding 2025 Notes at a redemption price calculated in accordance with the indenture governing the 2025 Notes, plus accrued and unpaid interest on the 2025 Notes to be redeemed. The Company financed the redemption of the 2025 Notes with the net proceeds from the offering of the 2031 Notes (discussed below), together with cash on hand. The Company’s obligation to redeem the 2025 Notes was conditioned upon the prior consummation of the issuance of the 2031 Notes, which was satisfied on September 29, 2021.
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
Senior Notes Issued in Fiscal Year 2021
On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent senior notes due 2031 (the "2031 Notes") in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022.
In June 2022, we settled a registered exchange offer (the “2022 Registered Exchange Offer”) to exchange the 2031 Notes for new, SEC-registered notes that are substantially identical to the terms of the 2031 Notes, except that the offer and issuance of the new notes have been registered under the Securities Act and certain transfer restrictions, registration rights and additional interest provisions relating to the 2031 Notes do not apply to the new notes. All of the 2031 Notes were exchanged in the 2022 Registered Exchange Offer.
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
2024 FORM 10-K | 85

Term Loan Credit Agreement
On August 14, 2024, the Company entered into the Term Loan Credit Agreement, dated as of August 14, 2024, among the Company, MSSF as administrative agent, and the other lenders party thereto. Under the Term Loan Credit Agreement, the Company may obtain unsecured term loans in a single delayed draw in an aggregate principal amount up to $400.0 million, which reduced the commitments under the Company's bridge loan facility (discussed below) for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. We expect to use the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of Notes and cash on hand, to finance the purchase price for the Acquisition, to repay certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2024, the spread over SOFR would have been 1.375 percent had borrowings been outstanding under the Term Loan Credit Agreement and commitment fees would have been 0.175 percent.
The funding of the term loans had not occurred as of September 30, 2024.
Bridge Loan Facility
In connection with, and concurrently with the entry into, the Purchase Agreement, the Company entered into a debt commitment letter dated July 25, 2024 with MSSF, pursuant to which MSSF committed, subject to satisfaction of standard conditions, to provide the Company with an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion (the “Bridge Loan Facility”) the proceeds of which, if drawn, would have been used to fund the Acquisition. In connection with the Bridge Loan Facility, the Company incurred approximately $10.6 million in commitment fees during the fiscal year ended September 30, 2024. Due to the execution of the other financing arrangements discussed above, the commitments under the Bridge Loan Facility were reduced to $335.3 million as of September 30, 2024. As a result, we recognized approximately $9.2 million of commitment fees recorded within Interest expense on the Consolidated Statement of Operations during fiscal year 2024. As of September 30, 2024, approximately $1.4 million in commitment fees were deferred and included in Prepaid assets and other, net within the Consolidated Balance Sheet. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. Upon termination of the facility, the remaining commitment fees of approximately $1.4 million will be recognized in Interest expense during the first fiscal quarter of 2025.
Revolving Credit Facility
On August 14, 2024, the Company entered into the Amended Credit Facility with the Revolving Credit Agreement Lenders, the issuing lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
Under the terms of the Amended Credit Facility, the Company may obtain unsecured revolving loans in an aggregate principal amount not to exceed $950.0 million outstanding at any time (the “Revolving Credit Facility”). $775.0 million of the revolving commitments under the Amended Credit Facility expire on November 12, 2028 and $175.0 million of the revolving commitments mature on November 10, 2027 (the “Stated Maturity Date”), but the Company may request two one-year extensions of the Stated Maturity Date, subject to satisfaction of certain conditions. Commitments under the Amended Credit Facility may be increased by up to $100.0 million, subject to the agreement of the Company and new or existing Revolving Credit Agreement Lenders.
The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
2024 FORM 10-K | 86

The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2024, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2024, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of September 30, 2024, we had $160.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $160.0 million, $39.7 million was outstanding as of September 30, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $44.7 million outstanding as of September 30, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2024, we were in compliance with all debt covenants.

NOTE 7 INCOME TAXES
Income Tax Provision and Rate
The components of the provision for income taxes are as follows:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Current:
Federal	$136,110	$150,273	$40,245
Foreign	7,756	12,883	10,703
State	16,180	16,523	1,906
	160,046	179,679	52,854
Deferred:
Federal	(18,785)	(20,337)	(32,382)
Foreign	(2,102)	(1,254)	(1,310)
State	(2,304)	1,191	5,204
	(23,191)	(20,400)	(28,488)
Total provision	$136,855	$159,279	$24,366
The amounts of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Domestic	$433,553	$584,891	$(14,411)
Foreign	47,467	8,488	45,730
	$481,020	$593,379	$31,319
2024 FORM 10-K | 87

The reconciliation of our effective income tax rates to the U.S. Federal income tax rate is as follows:

	Year Ended September 30,
	2024	2023	2022
U.S. Federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign taxes	1.3	2.1	31.3
State income taxes, net of federal tax benefit	2.2	2.4	21.4
Other impact of foreign operations	1.7	0.2	3.2
Non-deductible meals and entertainment	0.9	0.6	1.0
Equity compensation	(0.1)	(0.1)	9.5
Excess officer's compensation	0.8	0.4	3.7
Foreign derived intangible income	—	—	(13.7)
Other	0.7	0.2	0.4
Effective income tax rate	28.5%	26.8%	77.8%
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
The components of our net deferred tax liabilities are as follows:

	September 30,
(in thousands)	2024	2023
Deferred tax liabilities:
Property, plant and equipment	$534,161	$532,827
Marketable securities	18,877	14,626
Other	29,044	27,980
Total deferred tax liabilities	582,082	575,433
Deferred tax assets:
Pension reserves	1,477	3,083
Self-insurance reserves	4,619	6,235
Net operating loss, foreign tax credit, and other federal tax credit carryforwards	11,296	6,770
Accrued liabilities	47,838	29,449
Other	33,126	21,647
Total deferred tax assets	98,356	67,184
Valuation allowance	(11,755)	(9,560)
Net deferred tax assets	86,601	57,624
Net deferred tax liabilities	$495,481	$517,809
The change in our net deferred tax assets and liabilities is impacted by foreign currency remeasurement.
As of September 30, 2024, we had federal, state and foreign tax net operating loss carryforwards of approximately $1.1 million, $4.4 million and $37.0 million, respectively, and federal and foreign research and development tax credits of approximately $0.4 million and $1.1 million, respectively, which will expire in fiscal 2025 through 2044 and some of which can be carried forward indefinitely. Certain of these carryforwards are subject to various rules which impose limitations on their utilization. The valuation allowance is primarily attributable to foreign net operating loss carryforwards of $5.2 million and equity compensation of $6.5 million which more likely than not will not be utilized.
2024 FORM 10-K | 88

Unrecognized Tax Benefits
We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the Consolidated Statements of Operations. As of September 30, 2024, 2023 and 2022, we had accrued interest and penalties of $0.6 million, $2.9 million and $3.0 million, respectively. A reconciliation of the change in our gross unrecognized tax benefits are as follows:

(in thousands)	2024	2023	2022
Unrecognized tax benefits at October 1,	$247	$960	$1,678
Gross decreases - current period effect of tax positions	(14)	(534)	(718)
Gross increases - current period effect of tax positions	—	6	—
Expiration of statute of limitations for assessments	(77)	(185)	—
Unrecognized tax benefits at September 30,	$156	$247	$960
As of September 30, 2024, we have recorded approximately $0.8 million of unrecognized tax benefits, interest, and penalties. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
Tax Returns
We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2020 through 2023 with exception of certain state jurisdictions currently under audit. The tax years remaining open to examination by foreign jurisdictions include 2014 through 2023.

NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Consolidated Balance Sheets. During the fiscal years ended September 30, 2024 and 2023, we repurchased 1.4 million and 6.5 million common shares at an aggregate cost of $51.6 million and $249.0 million, including excise tax of $0.3 million and $1.8 million, respectively. During the fiscal year ended September 30, 2022, we repurchased 3.2 million common shares at an aggregate cost of $77.0 million. Repurchased common shares are held as treasury shares.
During the year ended September 30, 2024, we declared $168.3 million in cash dividends. A cash dividend of $0.25 per share was declared on September 11, 2024 for shareholders of record on November 18, 2024, payable on December 2, 2024. As a result, we recorded a Dividend Payable of $25.0 million on our Consolidated Balance Sheets as of September 30, 2024.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

	September 30,
(in thousands)	2024	2023	2022
Pre-tax amounts:
Unrealized pension actuarial loss	$(7,632)	$(10,407)	$(15,703)
Unrealized loss on available-for-sale debt security	(662)	—	—
	$(8,294)	$(10,407)	$(15,703)
After-tax amounts:
Unrealized pension actuarial loss	$(5,838)	$(7,981)	$(12,072)
Unrealized loss on available-for-sale debt security	(512)	—	—
	$(6,350)	$(7,981)	$(12,072)
Fluctuations in pension actuarial gains and losses are primarily due to changes in the discount rate and investment returns related to the defined benefit pension plan.
Investments classified as available-for-sale debt securities are reported at fair value with unrealized gains and losses excluded from net income and reported in other comprehensive income (loss).
2024 FORM 10-K | 89

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, for the fiscal year ended September 30, 2024:

(in thousands)	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance at September 30, 2023	$—	$(7,981)	$(7,981)
Activity during the period
Other comprehensive loss before reclassifications	(512)	—	(512)
Amounts reclassified from accumulated other comprehensive income	—	2,143	2,143
Net current-period other comprehensive income (loss)	(512)	2,143	1,631
Balance at September 30, 2024	$(512)	$(5,838)	$(6,350)

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $1.2 billion, $1.2 billion and $0.7 billion during the fiscal years ended September 30, 2024, 2023 and 2022, respectively, of which, $56.6 million, $47.3 million and $38.8 million was related to performance bonuses recognized due to the achievement of performance targets during the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the fiscal years ended September 30, 2024, 2023 and 2022, early termination revenue associated with term contracts was $13.4 million, $2.3 million and $0.7 million, respectively.
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
2024 FORM 10-K | 90

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
Contract Costs
Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations, and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates, which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of September 30, 2024 and 2023, we capitalized fulfillment costs of $19.2 million and $11.4 million respectively, which is included within Prepaid expenses and Other noncurrent assets on our Consolidated Balance Sheets.
If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of September 30, 2024 was approximately $1.5 billion, of which $0.8 billion is expected to be recognized during fiscal year 2025, and approximately $0.7 billion in fiscal year 2026 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
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
The following table summarizes the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	September 30, 2024	September 30, 2023
Contract assets, net	$4,563	$6,560

(in thousands)
Contract liabilities balance at September 30, 2022	$20,646
Payment received/accrued and deferred	76,756
Revenue recognized during the period	(68,520)
Contract liabilities balance at September 30, 2023	28,882
Payment received/accrued and deferred	61,773
Revenue recognized during the period	(61,603)
Contract liabilities balance at September 30, 2024	$29,052
2024 FORM 10-K | 91

NOTE 10 STOCK-BASED COMPENSATION
The Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) approved by our stockholders is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units (including performance share units), share bonuses, other share-based awards and cash awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. The 2024 Plan governs all of our stock-based awards granted on or after February 27, 2024. Awards outstanding under the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan and the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the "2020 Plan") remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives' long-term equity incentive compensation. As a result, no stock options were granted after the 2018 fiscal year. We have also eliminated stock options as an element of our non-employee director compensation program. At September 30, 2024, we had $1.9 million outstanding exercisable stock options with a weighted-average exercise price of $63.55.
During the fiscal year ended September 30, 2024, 794,828 shares of restricted stock awards were granted under the 2024 Plan and the 2020 Plan, and 223,100 performance share units were granted under the 2020 Plan.
A summary of compensation cost for stock-based payment arrangements recognized in Drilling services operating expense, Research and development expense and Selling, general and administrative expense on our Consolidated Statements of Operations is as follows:

	September 30,
(in thousands)	2024	2023	2022
Stock-based compensation expense
Drilling services operating	$5,904	$5,919	$5,142
Research and development	2,033	1,905	1,551
Selling, general and administrative	23,261	24,632	21,339
	$31,198	$32,456	$28,032
.
During the fiscal years ended September 30, 2024, 2023 and 2022, we recognized income tax benefits related to stock-based compensation expense of $7.1 million, $7.4 million and $6.4 million, respectively.
Restricted Stock
Restricted stock awards consist of our common stock. Awards granted after September 30, 2020 are time vested over three years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of September 30, 2024, there was $30.1 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the status of our restricted stock awards as of September 30, 2024, and of changes in restricted stock outstanding during the fiscal years ended September 30, 2024, 2023 and 2022, is as follows:

	2024		2023		2022
(shares in thousands)	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding as of the beginning of period	1,362	$35.11	1,493	$30.85	1,412	$37.36
Granted	795	35.44	592	44.48	744	25.83
Vested[2]	(777)	33.60	(708)	33.95	(610)	39.81
Forfeited	(19)	36.54	(15)	36.25	(53)	30.98
Non-vested restricted stock outstanding at September 30,	1,361	$36.14	1,362	$35.11	1,493	$30.85
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the fiscal years ended September 30, 2024, 2023, and 2022, 18,700, 12,591, and 14,199 restricted phantom stock units were granted, respectively, and 12,591, 14,199 and 18,906 restricted phantom stock units vested, respectively.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
2024 FORM 10-K | 92

Performance Units
We have made awards to certain employees that are subject to market-based performance conditions ("performance units"). Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2020 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle. The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period and (iii) for performance units granted beginning in December 2022, the application of the ROIC Modifier (as defined herein). The Vesting Period for performance units granted in November 2020 ended on December 31, 2023 and the performance units eligible to vest were settled in shares of common stock in January 2024.
Additional performance units are credited based on the amount of cash dividends on our common stock divided by the market value of our common stock on the date such dividend is paid. Such dividend equivalents are subject to the same terms and conditions as the underlying performance units and are settled or forfeited in the same manner and at the same time as the performance units to which they were credited. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company’s TSR relative to the TSR of the Peer Group on the vesting date. Based on the Company's return on invested capital ("ROIC") performance over a full three-year performance cycle, the Human Resources Committee may increase or decrease by 25 percent the number of performance units that otherwise would be paid out solely based on the achievement of relative TSR performance over a full three-year performance cycle (the "ROIC Modifier").
The grant date fair value of performance units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies' stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of September 30, 2024, there was $10.2 million of unrecognized compensation cost related to unvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the status of our performance units and changes in non-vested performance units outstanding is presented below:

	2024		2023		2022
(in thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested performance units outstanding as of the beginning of period	796	$34.51	726	$33.67	699	$41.55
Granted	223	39.86	144	54.30	227	30.12
Vested [1]	(303)	29.77	(286)	43.40	(161)	62.66
Dividend equivalent rights credited and performance factor adjustment[2]	(106)	34.09	212	35.94	15	32.82
Forfeited	(7)	38.67	—	—	(54)	34.16
Non-vested performance units outstanding September 30,[3]	603	$38.90	796	$34.51	$726	$33.67
(1)The number of performance units vested includes units that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
(2)At the end of the Vesting Period, recipients receive dividend equivalents, if any, with respect to the number of vested performance units. The vesting of units ranges from zero to 200 percent of the units granted depending on the Company's TSR relative to the TSR of the Peer Group on the vesting date.
(3)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 91,496 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 330,331 additional performance units could vest or become eligible to vest.
2024 FORM 10-K | 93

The weighted-average fair value calculations for performance units granted within the fiscal period are based on the following weighted-average assumptions set forth in the table below.

	2024	2023	2022
Risk-free interest rate[1]	4.3%	4.1%	1.0%
Expected stock volatility[2]	52.5%	71.6%	67.3%
Expected term (in years)	3	3	3
(1)The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance units.
(2)Expected volatilities are based on the daily closing price of our stock based upon historical experience over a period which approximates the expected term of the performance units.

NOTE 11 ACQUISITION TRANSACTION COSTS
During the fiscal year ended September 30, 2024, we recognized approximately $15.0 million in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal and advisory services and are included in Acquisition transaction costs on the Consolidated Statements of Operations.

NOTE 12 EARNINGS PER COMMON SHARE
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
2024 FORM 10-K | 94

The following table sets forth the computation of basic and diluted earnings per share:

	September 30,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income	$344,165	$434,100	$6,953

Adjustment for basic earnings per share:
Earnings allocated to unvested shareholders	(4,726)	(5,863)	(1,508)
Numerator for basic earnings per share	339,439	428,237	5,445

Adjustment for diluted earnings per share:
Effect of reallocating undistributed earnings of unvested shareholders	5	12	—
Numerator for diluted earnings per share	$339,444	$428,249	$5,445

Denominator:
Denominator for basic earnings per share - weighted-average shares	98,857	102,447	105,891
Effect of dilutive shares from restricted stock and performance share units	210	405	664
Denominator for diluted earnings per share - adjusted weighted-average shares	99,067	102,852	106,555

Basic earnings per common share	$3.43	$4.18	$0.05

Diluted earnings per common share	$3.43	$4.16	$0.05
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

(in thousands, except per share amounts)	2024	2023	2022
Potentially dilutive shares excluded as anti-dilutive	2,355	2,451	2,543
Weighted-average price per share	$60.28	$62.08	$62.36

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
2024 FORM 10-K | 95

Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below.

	September 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$33,813	$—	$33,813	$—
U.S. government and federal agency securities	53,490	53,490	—	—
Investment in ADNOC Drilling	205,616	205,616	—	—
Total	292,919	259,106	33,813	—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	15,633	15,633	—	—
Investment in Tamboran	20,958	20,958	—	—
Debt securities:
Investment in Galileo, net	27,044	—	—	27,044
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	4,588	4,338	—	250
Total	$70,223	$40,929	$—	$29,294
As of September 30, 2024, our equity security investments in geothermal energy were $25.8 million, of which $0.1 million was measured at fair value as of September 30, 2024. The remaining $25.7 million is measured at cost, less any impairments. Our other equity security investments totaled $4.3 million and our debt security investments in held to maturity bonds totaled $0.3 million. These investments are measured at cost, less any impairments.

	September 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$48,764	$—	$48,764	$—
U.S. government and federal agency securities	44,836	44,836	—	—
Total	$93,600	$44,836	$48,764	$—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	14,597	14,597	—	—
Investment in ADNOC Drilling	174,758	174,758	—	—
Investment in Tamboran	9,920	9,920	—	—
Debt securities:
Investment in Galileo	35,434	—	—	35,434
Geothermal debt securities, net	2,006	—	—	2,006
Total	$236,715	$199,275	$—	$37,440

Liabilities
Contingent consideration	$9,455	$—	$—	$9,455
As of September 30, 2023, our equity security investments in geothermal energy were $25.2 million. These investments are measured at cost, less any impairments. Our other equity securities subject to measurement at fair value on a nonrecurring basis was $3.0 million, of which $2.4 million were measured at fair value as of September 30, 2023. The remaining $0.6 million is measured at cost, less any impairments.
.
2024 FORM 10-K | 96

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
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. During September 2024, the three-year lockup period expired and the balance was reclassified to Short-term investments on our Consolidated Balance Sheets. This investment is measured at fair value with any gains or losses recorded within Gain on investment securities on our Consolidated Statements of Operations.
During the fiscal year ended September 30, 2024, 2023 and 2022, we recognized a gain of $30.9 million, $27.4 million and $47.4 million on our Consolidated Statements of Operations for each period respectively, as a result of the change in fair value of the investment during the period. As of September 30, 2024, this investment is classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange.
During the fiscal year ended September 30, 2022, we sold our remaining equity securities of approximately 467.5 thousand shares in Schlumberger, Ltd. and received proceeds of approximately $22.0 million. For the fiscal year ended September 30, 2022, we recorded a gain of $8.2 million related to this investment, which includes a $0.5 million gain recognized upon the sale of our investment and a $7.7 million gain as a result of the change in fair value of the investment during the period. This activity is reported in Gain on investment securities in our Consolidated Statements of Operations.
Equity Securities with Fair Value Option In October 2022, we made a $14.1 million equity investment, representing 106.0 million common shares in Tamboran Resources. In December 2023, all shares of Tamboran Resources were transferred to Tamboran Corp. in exchange for depository interests in Tamboran Corp. Depository interests, referred to as CHESS Depository Interests, each representing beneficial interests of 1/200th of a share of Tamboran Corp. common stock, are listed on the Australian Stock Exchange under the ticker symbol "TBN." Tamboran Corp. is focused on developing a natural gas resource in Australia's Beetaloo Sub-basin.
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the NYSE or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Our investment is classified as a long-term equity investment within Investments on our Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain on investment securities on our Consolidated Statements of Operations. Our shares received in this initial public offering are subject to a 180-day lockup period. Consistent with the provisions of ASU No. 2022-03, contractual sale restrictions are not considered in the fair value measurement of our investment in Tamboran Resources Corporation.
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage, operational involvement and role on the investee's board of directors. As of September 30, 2024, our combined equity ownership was approximately 7.2 percent representing 1.0 million common shares in Tamboran Corp. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the year ended September 30, 2024 and 2023, we recognized gains (loss) of $1.6 million and $(4.2) million, respectively, recorded within Gain on investment securities on our Consolidated Statements of Operations, as a result of the change in fair value of the investment.
2024 FORM 10-K | 97

Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2 ("Galileo Parent"). Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date of the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). During the fiscal year ended September 30, 2023, our convertible note agreement was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we have included accrued interest in our total investment balance. We do not intend to sell this investment prior to its maturity date or an exit event. During the year ended September 30, 2024, we recorded an allowance for credit loss of $10.2 million, as a result of the change in fair value of the investment due to credit related factors. The loss was recognized through net income and recorded within Gain on investment securities on our Consolidated Statements of Operations.
The following table provides quantitative information about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

September 30, 2024
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$27,044	Black-Scholes-Merton model	Discount rate	18.7%
		Risk-free rate	3.5%
		Equity volatility	66.0%

September 30, 2023
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$35,434	Black-Scholes-Merton model	Discount rate	19.2%
		Risk-free rate	4.3%
		Equity volatility	92.0%
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
All of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Year Ended September 30,
(in thousands)	2024	2023
Assets at beginning of period	$37,440	$33,565
Purchases	250	2,122
Accrued interest[1]	1,771	2,434
Total gains or (losses):
Included in earnings[2]	(10,167)	(681)
Assets at end of period	$29,294	$37,440
(1)During the fiscal year ended September 30, 2023, our convertible note agreement with Galileo was amended to include any interest which has accrued but not yet compounded or issued as a funding note. As a result, we have included accrued interest in our total investment balance.
(2)During the fiscal years ended September 30, 2024 and September 30, 2023, we recorded an allowance for credit loss related to our Galileo investment and one of our geothermal debt securities as the balance is deemed to be uncollectible.
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
2024 FORM 10-K | 98

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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been subsequently marked to fair value, for the periods presented below:

	Year Ended September 30,
(in thousands)	2024	2023
Assets at beginning of period	$28,232	$23,745
Purchases	3,870	4,487
Disposals	(616)	—
Total gains or (losses):
Included in earnings	(1,396)	—
Assets at end of period	$30,090	$28,232
Contingent Consideration
Other financial instruments measured using Level 3 unobservable inputs primarily consist of earnout payments associated with our business acquisition in fiscal year 2019 (for which the measurement period concluded as of June 30, 2024). Contingent consideration is recorded in Accrued liabilities on the Consolidated Balance Sheets based on the expected timing of milestone achievements. The following table reconciles changes in the fair value of our Level 3 liabilities for the periods presented below:

(in thousands)	2024	2023
Liabilities at beginning of period	$9,455	$4,022
Additions	—	500
Total gains or losses:
Included in earnings	6,670	7,808
Settlements[1]	(16,125)	(2,875)
Liabilities at end of period	$—	$9,455
(1)Settlements represent earnout payments that have been paid or earned during the period.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at September 30, 2024 and 2023.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at September 30, 2024 and 2023:

	September 30,
(in millions)	2024	2023
Long-term debt, net
Carrying value	1,782.2	545.1
Fair value	1,702.9	435.5
The fair values of the long-term fixed-rate debt is based on broker quotes at September 30, 2024 and 2023. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.
2024 FORM 10-K | 99

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
The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of Pension Plan assets over the two-year period ended September 30, 2024 and a statement of the funded status as of September 30, 2024 and 2023:

	September 30,
(in thousands)	2024	2023
Accumulated benefit obligation	$57,154	$54,646
Changes in projected benefit obligations:
Projected benefit obligation at beginning of year	$54,646	$60,463
Interest cost	3,009	3,086
Actuarial loss (gain)	2,885	(4,940)
Benefits paid	(3,386)	(3,963)
Projected benefit obligation at end of year	$57,154	$54,646
Change in plan assets:
Fair value of plan assets at beginning of year	$43,780	$41,764
Actual return on plan assets	7,127	979
Employer contribution	6,000	5,000
Benefits paid	(3,386)	(3,963)
Fair value of plan assets at end of year	$53,521	$43,780
Funded status of the plan at end of year	$(3,633)	$(10,866)
Fluctuations in actuarial gains and losses during the period are primarily due to changes in the discount rate and investment returns. The mortality table issued by the Society of Actuaries in October 2021 was used for the September 30, 2024 pension calculation. The net pension liability at September 30, 2024 and 2023 was $3.6 million and $10.9 million, respectively. These liabilities are recorded within other noncurrent liabilities in our Consolidated Balance Sheets.
The net actuarial loss recognized in Accumulated other comprehensive income (loss) at September 30, 2024 and 2023, and not yet reflected in net periodic benefit cost, was $7.6 million and $10.4 million respectively.
Unrecognized actuarial gains/losses outside of a corridor of the greater of: 1) 10 percent of the Projected Benefit Obligation, or 2) the fair value of assets, are amortized into expense for the year on a straight-line basis over the average remaining service years of participants. Amortization is not carried from year-to-year as the calculation resets each year.
The weighted average assumptions used for the pension calculations were as follows:

	September 30,
	2024	2023	2022
Discount rate for net periodic benefit costs	5.77%	5.44%	2.75%
Discount rate for year-end obligations	4.84%	5.77%	5.44%
Expected return on plan assets	4.40%	4.50%	4.25%
We made a voluntary contribution of $6.0 million in fiscal year 2024 and a voluntary contribution $5.0 million in both fiscal year 2023 and 2022. In fiscal year 2025, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2025 if needed to fund unexpected distributions in lieu of liquidating pension assets.
2024 FORM 10-K | 100

Components of the net periodic pension expense were as follows:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Interest cost	$3,009	$3,086	$2,537
Expected return on plan assets[1]	(2,080)	(1,762)	(2,481)
Recognized net actuarial loss	612	1,139	2,080
Settlement expense	—	—	9,031
Net pension expense	$1,541	$2,463	$11,167
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
The following table reflects the expected benefits to be paid from the Pension Plan in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands):

Year Ended September 30,
2025	2026	2027	2028	2029	2030 – 2034	Total
$5,786	$5,232	$5,339	$4,721	$3,980	$21,094	$46,152
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
During the 2021 fiscal year, we implemented a glide-path strategy with a goal to reduce risk as certain funded levels are achieved and began aligning our fixed income exposure with our pension liabilities. The target allocation for 2025 and the asset allocation for the Pension Plan at the end of fiscal years 2024 and 2023, by asset category, were as follows:

	Target Allocation	September 30,
Asset Category	2025	2024	2023
U.S. equities	4%	10%	17%
International equities	5	5	12
Fixed income	91	85	71
Total	100%	100%	100%
2024 FORM 10-K | 101

Plan Assets
The fair value of Pension Plan assets at September 30, 2024 and 2023, summarized by level within the fair value hierarchy described in Note 13—Fair Value Measurement of Financial Instruments, are as follows:

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$3,369	$3,369	$—	$—
Mutual funds:
Domestic stock funds	5,223	5,223	—	—
Bond funds	41,950	41,950	—	—
International stock funds	2,887	2,887	—	—
Total mutual funds	50,060	50,060	—	—
Oil and gas properties	92	—	—	92
Total	$53,521	$53,429	$—	$92

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$1,018	$1,018	$—	$—
Mutual funds:
Domestic stock funds	7,299	7,299	—	—
Bond funds	30,319	30,319	—	—
International stock funds	5,120	5,120	—	—
Total mutual funds	42,738	42,738	—	—
Oil and gas properties	24	—	—	24
Total	$43,780	$43,756	$—	$24
As of September 30, 2024 and 2023, the Pension Plan’s financial assets utilizing Level 1 inputs are valued based on quoted prices in active markets for identical securities. As of September 30, 2024 and 2023, the Pension Plan’s assets utilizing Level 3 inputs consist of oil and gas properties. The fair value of oil and gas properties is determined by Wells Fargo Bank, N.A., based upon actual revenue received for the previous twelve-month period and experience with similar assets.
Defined Contribution Plan
Substantially all employees on the U.S. payroll may elect to participate in our 401(k)/Thrift Plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first five percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $26.9 million, $25.8 million and $24.8 million in fiscal years 2024, 2023 and 2022, respectively.

NOTE 15 SUPPLEMENTAL BALANCE SHEET INFORMATION
The following reflects the activity in our allowance for expected credit losses on trade receivables for fiscal years 2024, 2023 and 2022:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Allowance for credit losses:
Balance at October 1,	$2,688	$2,975	$2,068
Provision for credit loss	289	534	1,077
(Write-off) recovery of credit loss	—	(821)	(170)
Balance at September 30,	$2,977	$2,688	$2,975

2024 FORM 10-K | 102

Accounts receivable, prepaid expenses and other current assets, net, accrued liabilities and noncurrent liabilities —other at September 30, 2024 and 2023 consist of the following:

	Year Ended September 30,
(in thousands)	2024	2023
Accounts receivable, net of allowance:
Trade receivables	$418,586	$403,091
Income tax receivable	18	1,097
Total accounts receivable, net of allowance	$418,604	$404,188
Prepaid expenses and other current assets, net:
Deferred mobilization	$8,329	$7,873
Prepaid insurance	10,277	11,160
Prepaid value added tax	5,644	7,867
Prepaid maintenance and rent	12,802	12,278
Accrued demobilization, net	4,563	6,560
Prepaid equipment	23,249	21,821
Insurance recoverable	6,706	28,129
Other	4,849	2,039
Total prepaid expenses and other current assets, net	$76,419	$97,727
Accrued liabilities:
Accrued operating costs	$60,179	$20,618
Payroll and employee benefits	73,744	55,596
Taxes payable, other than income tax	36,339	32,537
Self-insurance liabilities	41,040	60,921
Deferred income	23,542	23,441
Deferred mobilization revenue	8,626	10,247
Accrued income taxes	7,020	24,495
Contingent consideration	—	9,455
Operating lease liability	16,997	13,772
Litigation and claims	5,881	4,518
Other	13,473	7,285
Total accrued liabilities	$286,841	$262,885
Noncurrent liabilities — Other:
Pension and other non-qualified retirement plans	$28,277	$33,048
Self-insurance liabilities	41,040	42,285
Deferred revenue	10,123	8,135
Uncertain tax positions including interest and penalties	790	3,136
Operating lease liability	59,733	41,038
Other	171	487
Total noncurrent liabilities — other	$140,134	$128,129

NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At September 30, 2024, we had purchase commitments for equipment, parts and supplies of approximately $116.3 million.
Lease Obligations
Refer to Note 4—Leases for additional information on our lease obligations.
2024 FORM 10-K | 103

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
Each reportable operating segment is a strategic business unit that is managed separately, and consolidated revenues and expenses reflect the elimination of all material intercompany transactions. Our real estate operations and our wholly-owned captive insurance companies are included in "Other." External revenues included in “Other” primarily consist of rental income.
Segment Performance
We evaluate segment performance based on income, segment operating income (loss) before income taxes which includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Allocated general and administrative costs
•Asset impairment charges
•Restructuring charges
but excludes acquisition transaction costs, gain on reimbursement of drilling equipment, other (gain) loss on sale of assets, corporate selling, general and administrative costs, corporate depreciation, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
2024 FORM 10-K | 104

Summarized financial information of our reportable segments for the fiscal years ended September 30, 2024, 2023 and 2022 is shown in the following tables:

	September 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$2,445,946	$193,975	$106,207	$10,479	$—	$2,756,607
Intersegment	—	—	—	61,151	(61,151)	—
Total sales	2,445,946	193,975	106,207	71,630	(61,151)	2,756,607

Segment operating income (loss)	610,674	(949)	12,415	(1,359)	1,261	622,042
Depreciation and amortization	366,446	10,863	7,530	1,627	—	386,466

	September 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$2,519,743	$212,566	$130,244	$9,868	$—	$2,872,421
Intersegment	—	—	—	67,428	(67,428)	—
Total sales	2,519,743	212,566	130,244	77,296	(67,428)	2,872,421

Segment operating income (loss)	625,467	(891)	22,806	15,876	4,671	667,929
Depreciation and amortization	353,976	7,615	7,622	2,014	—	371,227

	September 30, 2022
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$1,788,167	$136,072	$125,465	$9,240	$—	$2,058,944
Intersegment	—	—	—	57,047	(57,047)	—
Total sales	1,788,167	136,072	125,465	66,287	(57,047)	2,058,944

Segment operating income (loss)	121,893	(138)	23,214	12,720	(6,422)	151,267
Depreciation and amortization	375,250	4,156	9,175	1,701	—	390,282
The following table reconciles segment operating income per the tables above to income before income taxes as reported on the Consolidated Statements of Operations:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Segment operating income	$622,042	$667,929	$151,267
Acquisition transaction costs	(14,982)	—	—
Gain on reimbursement of drilling equipment	33,309	48,173	29,443
Other gain (loss) on sale of assets	(5,139)	(8,016)	5,432
Corporate selling, general and administrative costs, corporate depreciation and corporate restructuring charges	(183,331)	(146,197)	(140,850)
Operating income	451,899	561,889	45,292
Other income (expense)
Interest and dividend income	41,168	28,393	18,090
Interest expense	(29,093)	(17,283)	(19,203)
Gain on investment securities	13,953	11,299	57,937
Loss on extinguishment of debt	—	—	(60,083)
Other	3,093	9,081	(10,714)
Total unallocated amounts	29,121	31,490	(13,973)
Income before income taxes	$481,020	$593,379	$31,319
2024 FORM 10-K | 105

The following table reconciles segment total assets to total assets as reported on the Consolidated Balance Sheets:

	Year Ended September 30,
(in thousands)	2024	2023
Total assets[1]
North America Solutions	$3,225,410	$3,320,203
International Solutions	685,833	407,143
Offshore Gulf of Mexico	73,119	73,319
Other	157,877	154,290
	4,142,239	3,954,955
Investments and corporate operations	1,639,659	427,001
Total assets	$5,781,898	$4,381,956
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Operating revenues
United States	$2,558,814	$2,656,617	$1,920,026
Argentina	142,451	137,420	91,385
Bahrain	17,990	15,401	16,986
Australia	14,112	3,350	—
United Arab Emirates	10,165	9,716	5,698
Columbia	9,254	46,720	22,003
Other foreign	3,821	3,197	2,846
Total	$2,756,607	$2,872,421	$2,058,944
The following table presents property, plant and equipment by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2024	2023
Property, plant and equipment, net
United States	$2,752,325	$2,813,707
Saudi Arabia[1]	149,472	—
Argentina	62,533	57,168
Bahrain	19,807	7,657
Columbia	19,243	20,835
Australia	9,227	10,673
United Arab Emirates	2,419	10,373
Other foreign	1,251	1,282
Total	$3,016,277	$2,921,695
(1)We commenced operations in Saudi Arabia in the first quarter of fiscal 2025.

NOTE 18 SUBSEQUENT EVENTS
As previously disclosed in Note 13—Fair Value Measurement of Financial Instruments, we made a $100.0 million cornerstone investment in ADNOC Drilling for 159.7 million shares of ADNOC Drilling (the “Shares”). In October 2024, we sold the Shares for aggregate proceeds of approximately $197.3 million. The Company intends to use the proceeds from the sale of the Shares to fund a portion of the Acquisition.
As previously disclosed in Note 6—Debt, in July 2024 we entered into an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion with MSSF. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. As of September 30, 2024, approximately $1.4 million in commitment fees were deferred and included in Prepaid assets and other, net within the Consolidated Balance Sheet. Upon termination of the facility, the remaining commitment fees of approximately $1.4 million will be recognized in Interest expense during the first fiscal quarter of 2025.
2024 FORM 10-K | 106

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
d)    Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
(c) Trading Plans
On August 19, 2024, Raymond ("Trey") Adams III, Senior Vice President of Digital Operations, Sales, & Marketing, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,000 shares of Company common stock between November 19, 2024 and July 31, 2025, subject to certain conditions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
2024 FORM 10-K | 107

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
The other information required by this item will be included in the Company's definitive proxy statement to be filed with the SEC no later than 120 days after September 30, 2024, in connection with the solicitation of proxies for the Company's 2025 annual meeting of stockholders (the "2025 Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements: Our consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated November 13, 2024, are listed below and included in Item 8— “Financial Statements and Supplementary Data” of this Form 10‑K.
2024 FORM 10-K | 108

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

3.2	Amended and Restated By‑laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on September 12, 2024, SEC File No. 001-04221).

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, SEC File No. 001-04221).

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

4.4
Third Supplemental Indenture, dated September 17, 2024, between Helmerich & Payne, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (including the form of 4.650% Senior Note due 2027) (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on September 17, 2024, SEC File No. 001‑04221).

4.5
Fourth Supplemental Indenture, dated September 17, 2024, between Helmerich & Payne, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (including the form of 4.850% Senior Note due 2029) (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on September 17, 2024, SEC File No. 001‑04221).

4.6
Fifth Supplemental Indenture, dated September 17, 2024, between Helmerich & Payne, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (including the form of 5.500% Senior Note due 2034) (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on September 17, 2024, SEC File No. 001‑04221).

4.7
Registration Rights Agreement, dated September 17, 2024, among Helmerich & Payne, Inc. and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8‑K filed on September 17, 2024, SEC File No. 001‑04221).

10.1
Amended and Restated Credit Agreement, dated August 14, 2024, among Helmerich & Payne, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 15, 2024, SEC File No. 001-04221).

10.2
Term Loan Agreement, dated as of August 14, 2024, by and among the Company, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 15, 2024, SEC File No. 001-04221).

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

2024 FORM 10-K | 109

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

*10.23
Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 18, 2022, SEC File No. 001-04221).

*10.24
Form of Restricted Stock Agreement for the Helmerich & Payne Amended and Restated 2020 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-04221).

2024 FORM 10-K | 110

*10.25
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

*10.26
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

19.1	Insider Trading Policy.

21	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

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

97
Helmerich & Payne Rule 10D-1 Clawback Policy (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, SEC File No. 001-04221).

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

ITEM 16. FORM 10-K SUMMARY
None.
2024 FORM 10-K | 111

(This page has been left blank intentionally.)
2024 FORM 10-K | 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By:	/s/ John W. Lindsay
John W. Lindsay,
Director, President and Chief Executive Officer

Date: November 13, 2024

2024 FORM 10-K | 113

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Lindsay	Director, President and Chief Executive Officer	November 13, 2024
John W. Lindsay	(Principal Executive Officer)

/s/ J. Kevin Vann	Senior Vice President and Chief Financial Officer	November 13, 2024
J. Kevin Vann	(Principal Financial Officer)

/s/ Sara M. Momper	Vice President and Chief Accounting Officer	November 13, 2024
Sara M. Momper	(Principal Accounting Officer)

/s/ Hans Helmerich	Director and Chairman of the Board	November 13, 2024
Hans Helmerich

/s/ Delaney M. Bellinger	Director	November 13, 2024
Delaney Bellinger

/s/ Belgacem Chariag	Director	November 13, 2024
Belgacem Chariag

/s/ Kevin G. Cramton	Director	November 13, 2024
Kevin G. Cramton

/s/ Randy A. Foutch	Director	November 13, 2024
Randy A. Foutch

/s/ Elizabeth Killinger	Director	November 13, 2024
Elizabeth Killinger

/s/ Jose R. Mas	Director	November 13, 2024
Jose R. Mas

/s/ Thomas A. Petrie	Director	November 13, 2024
Thomas A. Petrie

/s/ Donald F. Robillard, Jr.	Director	November 13, 2024
Donald F. Robillard, Jr.

/s/ John D. Zeglis	Director	November 13, 2024
John D. Zeglis
2024 FORM 10-K | 114