Form 10-Q
period 2024-12-31
Helmerich & Payne, Inc.
filed 2025-02-05
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT January 29, 2025
Common Stock, $0.10 par value	99,378,608

Q1 FY25 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
(in thousands except share data)	2024	2024
ASSETS
Current Assets:
Cash and cash equivalents	$391,179	$217,341
Restricted cash	73,216	68,902
Short-term investments	135,317	292,919
Accounts receivable, net of allowance of $2,720 and $2,977, respectively	426,933	418,604
Inventories of materials and supplies, net	127,288	117,884
Prepaid expenses and other, net	70,898	76,419
Total current assets	1,224,831	1,192,069

Investments, net	101,652	100,567
Property, plant and equipment, net	3,009,360	3,016,277
Other Noncurrent Assets:
Goodwill	45,653	45,653
Intangible assets, net	52,547	54,147
Operating lease right-of-use assets	67,510	67,076
Restricted cash	1,242,124	1,242,417
Other assets, net	72,944	63,692
Total other noncurrent assets	1,480,778	1,472,985

Total assets	$5,816,621	$5,781,898

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$148,752	$135,084
Dividends payable	25,154	25,024
Accrued liabilities	261,807	286,841
Total current liabilities	435,713	446,949

Noncurrent Liabilities:
Long-term debt, net	1,781,674	1,782,182
Deferred income taxes	485,682	495,481
Other	166,771	140,134
Total noncurrent liabilities	2,434,127	2,417,797
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of December 31, 2024 and September 30, 2024, and 99,186,843 and 98,755,412 shares outstanding as of December 31, 2024 and September 30, 2024, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	501,516	518,083
Retained earnings	2,913,211	2,883,590
Accumulated other comprehensive loss	(5,987)	(6,350)
Treasury stock, at cost, 13,036,022 shares and 13,467,453 shares as of December 31, 2024 and September 30, 2024, respectively	(473,181)	(489,393)
Total shareholders’ equity	2,946,781	2,917,152
Total liabilities and shareholders' equity	$5,816,621	$5,781,898
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY25 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
(in thousands, except per share amounts)	2024	2023
OPERATING REVENUES
Drilling services	$674,613	$674,565
Other	2,689	2,582
	677,302	677,147
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	411,857	403,303
Other operating expenses	1,156	1,137
Depreciation and amortization	99,080	93,991
Research and development	9,359	8,608
Selling, general and administrative	63,062	56,577
Acquisition transaction costs	10,535	—
Gain on reimbursement of drilling equipment	(9,403)	(7,494)
Other (gain) loss on sale of assets	1,673	(2,443)
	587,319	553,679
OPERATING INCOME	89,983	123,468
Other income (expense)
Interest and dividend income	21,741	10,734
Interest expense	(22,298)	(4,372)
Loss on investment securities	(13,367)	(4,034)
Other	360	(543)
	(13,564)	1,785
Income before income taxes	76,419	125,253
Income tax expense	21,647	30,080
NET INCOME	$54,772	$95,173

Basic earnings per common share	$0.55	$0.95

Diluted earnings per common share:	$0.54	$0.94

Weighted average shares outstanding:
Basic	98,867	99,143
Diluted	99,159	99,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY25 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended December 31,
(in thousands)	2024	2023
Net income	$54,772	$95,173
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans, net of income taxes of $(15.7) thousand and $(39.5) thousand for the three months ended December 31, 2024 and 2023, respectively	54	134
Unrealized gain on available-for-sale debt security, net of income taxes of $(91.0) thousand for the three months ended December 31, 2024	309	—
Other comprehensive income	363	134
Comprehensive income	$55,135	$95,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY25 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$2,917,152
Comprehensive income:
Net income	—	—	—	54,772	—	—	—	54,772
Other comprehensive income	—	—	—	—	363	—	—	363
Dividends declared ($0.25 per share)	—	—	—	(25,151)	—	—	—	(25,151)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(23,125)	—	—	(431)	16,212	(6,913)
Stock-based compensation	—	—	6,851	—	—	—	—	6,851
Other	—	—	(293)	—	—	—	—	(293)
Balance at December 31, 2024	112,222	$11,222	$501,516	$2,913,211	$(5,987)	13,036	$(473,181)	$2,946,781

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	95,173	—	—	—	95,173
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.34 supplemental per share)	—	—	—	(59,094)	—	—	—	(59,094)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(26,661)	—	—	(495)	17,841	(8,820)
Stock-based compensation	—	—	7,672	—	—	—	—	7,672
Share repurchases	—	—	—	—	—	1,298	(47,654)	(47,654)
Other	—	—	292	—	—	—	—	292
Balance at December 31, 2023	112,222	$11,222	$506,672	$2,743,794	$(7,847)	13,599	$(494,195)	$2,759,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q1 FY25 FORM 10-Q | 6

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,772	$95,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,080	93,991
Amortization of debt discount and debt issuance costs	2,390	148
Stock-based compensation	6,851	7,672
Loss on investment securities	13,367	4,034
Gain on reimbursement of drilling equipment	(9,403)	(7,494)
Other (gain) loss on sale of assets	1,673	(2,443)
Deferred income tax benefit	(9,923)	(7,829)
Other	(381)	305
Change in assets and liabilities
Accounts receivable	(6,404)	(28,931)
Inventories of materials and supplies	(9,500)	(7,191)
Prepaid expenses and other	1,034	(8,404)
Other noncurrent assets	(7,933)	(1,150)
Accounts payable	4,492	23,865
Accrued liabilities	8,915	19,022
Other noncurrent liabilities	9,328	(5,970)
Net cash provided by operating activities	158,358	174,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106,485)	(136,411)
Purchase of short-term investments	(95,956)	(46,250)
Purchase of long-term investments	(646)	(291)
Proceeds from sale of short-term investments	242,920	57,956
Insurance proceeds from involuntary conversion	698	—
Proceeds from asset sales	12,120	11,929
Net cash provided by (used in) investing activities	52,651	(113,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(25,021)	(42,294)
Debt issuance costs	(1,216)	—
Payments for employee taxes on net settlement of equity awards	(6,913)	(8,820)
Payment of contingent consideration from acquisition of business	—	(250)
Share repurchases	—	(47,364)
Net cash used in financing activities	(33,150)	(98,728)
Net increase (decrease) in cash and cash equivalents and restricted cash	177,859	(36,997)
Cash and cash equivalents and restricted cash, beginning of period	1,528,660	316,238
Cash and cash equivalents and restricted cash, end of period	$1,706,519	$279,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$—	$927
Income tax paid	4,284	5,960
Income tax received	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	3,822	3,262
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	12,422	(7,611)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q1 FY25 FORM 10-Q | 7

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
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Such states include: Colorado, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Utah, and West Virginia. Our International Solutions operations have rigs and/or services primarily located in five international locations: Argentina, Australia, Bahrain, Colombia, and Saudi Arabia. Our Offshore Gulf of Mexico operations are conducted in Louisiana and in U.S. federal waters in the Gulf of Mexico.
We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.

KCA Deutag Acquisition
On January 16, 2025 (the “Closing Date”), H&P completed its acquisition of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited (KCA Deutag") pursuant to the Sale and Purchase Agreement (the "Purchase Agreement"). H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2024 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
Q1 FY25 FORM 10-Q | 8

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
We recorded restricted cash of $1.3 billion and $65.1 million at December 31, 2024 and 2023, respectively, and $1.3 billion and $59.1 million at September 30, 2024 and 2023, respectively. Of the total at December 31, 2024 and September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the Acquisition and to repay certain of KCA Deutag's outstanding indebtedness, and $73.2 million and $68.9 million represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies at December 31, 2024 and September 30, 2024 respectively. The restricted amounts are primarily invested in short-term money market securities. Subsequent to December 31, 2024, $1.2 billion of restricted cash was used to fund the Acquisition. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	December 31,		September 30,
(in thousands)	2024	2023	2024	2023
Cash and cash equivalents	$391,179	$214,104	$217,341	$257,174
Restricted cash	73,216	65,137	68,902	59,064
Restricted cash - long-term:
Other assets, net	1,242,124	—	1,242,417	—
Total cash, cash equivalents, and restricted cash	$1,706,519	$279,241	$1,528,660	$316,238
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
Concurrent with the October 2022 investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of December 31, 2024, we recorded $1.0 million in receivables and $3.4 million in contract liabilities on our Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2024, we recorded $5.0 million in receivables and $3.9 million in contract liabilities on our Consolidated Balance Sheet. We recognized $4.8 million and $4.3 million in revenue on our Unaudited Condensed Consolidated Statement of Operations during the three months ended December 31, 2024, and 2023 respectively, related to the drilling services agreement with Tamboran Resources. We expect to earn $35.0 million in revenue over the remaining contract term, and, as such, this amount is included within our contract backlog as of December 31, 2024.
Q1 FY25 FORM 10-Q | 9

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
The following table provides a brief description of recently adopted accounting pronouncements and our analysis of the effects on our Unaudited Condensed Consolidated Financial Statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted as of December 31, 2024
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update enhance annual and interim disclosure requirements, determine significant segment expense, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This update is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.	September 30, 2025
We plan to adopt this ASU, as required, during fiscal year 2025, with the first disclosure enhancements reflected in our Form 10-K. We are currently evaluating the impact this ASU will have on our disclosures.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU enhances income tax disclosure requirements. Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). Specific categories that must be included in the reconciliation for each annual reporting period are specified in the amendment. This update is effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted. Upon adoption, the amendments shall be applied on a prospective basis. Retrospective application is permitted.	September 30, 2026
We plan to adopt this ASU, as required, during fiscal year 2026, with the first disclosure enhancements reflected in our fiscal year 2026 Form 10-K. We are currently evaluating the impact this ASU will have on our disclosures.

ASU No. 2024-03, Income Statement -- Reporting Comprehensive Income -- Expense Disaggregation Disclosure (Subtopic 220-40)
This ASU enhances disclosure requirements for certain costs and expenses. The amendments in this update enhance annual and interim disclosure requirements, certain liability-related expenses, expense reimbursements related to a cost-sharing or cost-reimbursement arrangement with another entity, and the disaggregation of relevant expense captions. This update gives entities the ability to use estimates or other methods that produce a reasonable approximation of the amounts required to be disclosed. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the amendments shall be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements.
September 30, 2028
We plan to adopt this ASU, as required, during fiscal year 2028 with the first disclosure enhancements reflected in our 2028 fiscal year Form 10-K. We are currently evaluating the impact the new guidance may have on our consolidated financial statements and disclosures.

Q1 FY25 FORM 10-Q | 10

Self-Insurance
We continue to use our captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs primarily consisted of adjustments to accruals for estimated losses of $3.9 million and $3.5 million and rig and casualty insurance premiums of $10.5 million and $9.1 million during the three months ended December 31, 2024 and 2023, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2024 and 2023 amounted to $16.6 million and $15.2 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Gulf of Mexico reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended December 31, 2024 and 2023 were $5.2 million and $4.1 million, respectively.
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
We recorded aggregate foreign currency losses of $0.9 million and $1.8 million for the three months ended December 31, 2024 and 2023, respectively. Following Argentina's devaluation of its peso relative to the U.S. dollar by approximately 55 percent in December 2023, the peso continued to depreciate during the calendar year 2024. In the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations.
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
Q1 FY25 FORM 10-Q | 11

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three months ended December 31, 2024, approximately 7.2 percent of our operating revenues were generated from international locations compared to 8.2 percent during the three months ended December 31, 2023, respectively. During the three months ended December 31, 2024, approximately 71.3 percent of operating revenues from international locations were from operations in South America compared to 78.5 percent during the three months ended December 31, 2023, respectively. All of the South American operating revenues were from Argentina and Colombia. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2024 and September 30, 2024 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2024	September 30, 2024
Drilling services equipment	4 - 15 years	$6,713,200	$6,671,975
Tubulars	4 years	539,876	552,773
Real estate properties	10 - 45 years	49,061	48,617
Other	2 - 23 years	465,604	460,857
Construction in progress[1]		132,367	106,183
		7,900,108	7,840,405
Accumulated depreciation		(4,890,748)	(4,824,128)
Property, plant and equipment, net		$3,009,360	$3,016,277
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended December 31, 2024 and 2023 was $97.0 million and $92.4 million, including abandonments of $0.7 million and $0.5 million, respectively. During the three months ended December 31, 2024, depreciation expense included $1.2 million of accelerated depreciation for components on rigs that are scheduled for conversion in fiscal year 2025 compared to $0.9 million in the three months ended December 31, 2023. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $9.4 million and $7.5 million during the three months ended December 31, 2024 and 2023, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gain on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.
Q1 FY25 FORM 10-Q | 12

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
During the three months ended December 31, 2024, there were no additions or impairments to goodwill. As of December 31, 2024 and September 30, 2024, the goodwill balance was $45.7 million.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. Our intangible assets are within our North America Solutions reportable segment and consist of the following:

		December 31, 2024			September 30, 2024
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	15 years	$89,096	$41,536	$47,560	$89,096	$40,047	$49,049
Intellectual property	13 years	2,000	702	1,298	2,000	662	1,338
Trade name	20 years	5,865	2,176	3,689	5,865	2,105	3,760
		$96,961	$44,414	$52,547	$96,961	$42,814	$54,147
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $1.6 million for the three months ended December 31, 2024 and 2023, respectively.

NOTE 5 DEBT
As of December 31, 2024 and September 30, 2024, we had the following unsecured long-term debt outstanding with maturity shown in the following table:

	December 31, 2024			September 30, 2024
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(3,066)	$346,934	$350,000	$(2,907)	$347,093
Due December 1, 2029	350,000	(3,932)	346,068	350,000	(3,703)	346,297
Due September 29, 2031	550,000	(4,112)	545,888	550,000	(4,262)	545,738
Due December 1, 2034	550,000	(7,216)	542,784	550,000	(6,946)	543,054
Long-term debt	$1,800,000	$(18,326)	$1,781,674	$1,800,000	$(17,818)	$1,782,182
Q1 FY25 FORM 10-Q | 13

Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, comprised of the following tranches (collectively, the "Notes"): $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2025.
On January 16, 2025, H&P completed the Acquisition, and the Company used the net proceeds of the Notes, together with the proceeds of its term loan credit agreement (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events. The net proceeds reduced the commitments under the Company’s Bridge Loan Facility (discussed herein) for purposes of financing the Acquisition.
In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the "Registration Rights Agreement'), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to: (i) file a registration statement (the “Exchange Offer Registration Statement”) with the SEC to register an offer to exchange each series of the Notes for freely tradable notes having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”); (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act not later than the later of (x) the 30th day following the Company’s filing of a Current Report on Form 8-K or an amendment thereto including the financial statements of KCA Deutag and pro forma financial information related to the Company’s acquisition of KCA Deutag required by Items 9.01(a) and 9.01(b) of Form 8-K (the “KCA Deutag Financials Form 8-K”) and (y) June 16, 2025; and (iii) use commercially reasonable efforts to cause the Registered Exchange Offer to be completed not later than the later of (x) the 60th day following the Company’s filing of the KCA Deutag Financials Form 8-K and (y) July 14, 2025 (the “Exchange Offer Closing Deadline”), subject to certain limitations.
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
Senior Notes Issued in Fiscal Year 2021
On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent senior notes due 2031 ("the 2031 Notes") in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into a unsecured term loan credit agreement (the "Term Loan Credit Agreement"), dated as of August 14, 2024, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. Under the Term Loan Credit Agreement, the Company may obtain unsecured term loans in a single delayed draw in an aggregate principal amount up to $400.0 million, which reduced the commitments under the Company's Bridge Loan Facility (discussed herein) for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement.
Q1 FY25 FORM 10-Q | 14

The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2024, the spread over SOFR would have been 1.375 percent had borrowings been outstanding under the Term Loan Credit Agreement and commitment fees would have been 0.175 percent.
The funding of the term loans had not occurred as of December 31, 2024. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of the Notes and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events.
Bridge Loan Facility
In connection with, and concurrently with the entry into, the Purchase Agreement, the Company entered into a debt commitment letter dated July 25, 2024 with MSSF, pursuant to which MSSF committed, subject to satisfaction of standard conditions, to provide the Company with an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion (the “Bridge Loan Facility”) the proceeds of which would, if drawn, be used to fund the Acquisition. In connection with the Bridge Loan Facility, the Company incurred approximately $10.6 million in commitment fees during the fiscal year ended September 30, 2024. Due to the execution of the other financing arrangements discussed above, the commitments under the Bridge Loan Facility were reduced to $335.3 million as of September 30, 2024. As a result, we recognized approximately $9.2 million of commitment fees within Interest expense on the Consolidated Statement of Operations during fiscal year 2024. As of September 30, 2024, approximately $1.4 million in commitment fees were deferred and included in Prepaid assets and other, net within the Consolidated Balance Sheet. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. Upon termination of the facility, we recognized the remaining $1.4 million of commitment fees within Interest expense on the Unaudited Condensed Consolidated Statement of Operations during the three months ended December 31, 2024.
Revolving Credit Facility
On August 14, 2024, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with the lenders party thereto (the "Revolving Credit Agreement Lenders"), the issuing lenders party thereto and Wells Fargo, National Association ("Wells Fargo") as administrative agent, swing line lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
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
Q1 FY25 FORM 10-Q | 15

The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2024, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2024, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of December 31, 2024, we had $160.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $160.0 million, $47.2 million was outstanding as of December 31, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $52.2 million outstanding as of December 31, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2024, we were in compliance with all debt covenants.

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
Our income tax expense from continuing operations for the three months ended December 31, 2024 and 2023 was $21.6 million and $30.1 million, respectively, resulting in effective tax rates of 28.3 percent and 24.0 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2024 and 2023 primarily due to state and foreign income taxes, permanent non-deductible items, and discrete adjustments. The discrete adjustments for the three months ended December 31, 2024 and 2023 are primarily due to tax expense (benefit) related to equity compensation of $0.7 million and $(0.9) million, respectively.
As of December 31, 2024, we have recorded unrecognized tax benefits and related interest and penalties of approximately $0.6 million. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors ("the Board") for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three months ended December 31, 2024. We repurchased 1.3 million common shares at an aggregate cost of $47.7 million, including excise tax of $0.3 million during the three months ended December 31, 2023.
A cash dividend of $0.25 per share was declared on December 11, 2024 for shareholders of record on February 14, 2025, payable on February 28, 2025. As a result, we recorded a Dividend payable of $25.2 million on our Unaudited Condensed Consolidated Balance Sheet as of December 31, 2024.
Q1 FY25 FORM 10-Q | 16

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows:

	December 31,	September 30,
(in thousands)	2024	2024
Pre-tax amounts:
Unrealized pension actuarial loss	$(7,563)	$(7,632)
Unrealized loss on available-for-sale debt security	(262)	(662)
	$(7,825)	$(8,294)
After-tax amounts:
Unrealized pension actuarial loss	$(5,784)	$(5,838)
Unrealized loss on available-for-sale debt security	(203)	(512)
	$(5,987)	$(6,350)
Fluctuations in pension actuarial gains and losses are primarily due to changes in the discount rate and investment returns related to the defined benefit pension plan.
Investments classified as available-for-sale debt securities are reported at fair value with unrealized gains and losses excluded from net income and reported in other comprehensive income.
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, for the three months ended December 31, 2024:

	Three Months Ended December 31, 2024
(in thousands)	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension Plan	Total
Balance at beginning of period	$(512)	$(5,838)	$(6,350)
Other comprehensive income before reclassifications	309	—	309
Amounts reclassified from accumulated other comprehensive loss	—	54	54
Net current-period other comprehensive income	309	54	363
Balance at December 31	$(203)	$(5,784)	$(5,987)

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $305.8 million and $298.2 million, of which $16.9 million and $15.2 million was related to performance bonuses recognized due to the achievement of performance targets during the three months ended December 31, 2024 and 2023, respectively.
Q1 FY25 FORM 10-Q | 17

Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expiration of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the three months ended December 31, 2024 and 2023, early termination revenue associated with term contracts was $1.4 million and $5.4 million, respectively.
Contract Costs
As of December 31, 2024 and September 30, 2024, we had capitalized fulfillment costs of $29.9 million and $19.2 million, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of December 31, 2024 was approximately $1.5 billion, of which approximately $0.8 billion is expected to be recognized during the remainder of fiscal year 2025, approximately $0.7 billion during fiscal year 2026 and thereafter. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	December 31, 2024	September 30, 2024
Contract assets, net	$4,439	$4,563

(in thousands)	December 31, 2024
Contract liabilities balance at September 30, 2024	$29,052
Payment received/accrued and deferred	23,594
Revenue recognized during the period	(14,905)
Contract liabilities balance at December 31, 2024	$37,741

NOTE 9 ACQUISITION TRANSACTION COSTS
During the three months ended December 31, 2024, we recognized approximately $10.5 million in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal, consulting and advisory services and are included in Acquisition transaction costs on the Unaudited Condensed Consolidated Statements of Operations.

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
Q1 FY25 FORM 10-Q | 18

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Net income	$54,772	$95,173

Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(760)	(1,248)
Numerator for basic earnings per share	54,012	93,925

Adjustment for diluted earnings per share
Effect of reallocating undistributed earnings of unvested shareholders	1	2
Numerator for diluted earnings per share	$54,013	$93,927

Denominator:
Denominator for basic earnings per share - weighted-average shares	98,867	99,143
Effect of dilutive shares from restricted stock and performance share units	292	485
Denominator for diluted earnings per share - adjusted weighted-average shares	99,159	99,628

Basic earnings per common share:	$0.55	$0.95

Diluted earnings per common share:	$0.54	$0.94
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2024	2023
Potentially dilutive shares excluded as anti-dilutive	2,341	2,601
Weighted-average price per share	$54.91	$57.21

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
Q1 FY25 FORM 10-Q | 19

Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Money market mutual funds	$72,305	$72,305	$—	$—
Corporate and municipal debt securities	26,234	—	26,234	—
U.S. government and federal agency securities	36,778	36,778	—	—
Total	135,317	109,083	26,234	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	16,275	16,275	—	—
Investment in Tamboran	19,810	19,810	—	—
Debt securities:
Investment in Galileo, net	27,499	—	—	27,499
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	4,988	4,738	—	250
Total	70,572	40,823	—	29,749
As of December 31, 2024, our equity security investments in geothermal energy were $26.2 million, of which $0.5 million was measured at fair value as of December 31, 2024. The remaining $25.7 million is measured at cost, less any impairments. Our other equity security investments totaled $4.6 million and our debt security investments in held to maturity bonds totaled $0.2 million. These investments are measured at cost, less any impairments.

	September 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$33,813	$—	$33,813	$—
U.S. government and federal agency securities	53,490	53,490	—	—
Investment in ADNOC Drilling	205,616	205,616	—	—
Total	292,919	259,106	33,813	—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	15,633	15,633	—	—
Investment in Tamboran	20,958	20,958	—	—
Debt securities:
Investment in Galileo, net	27,044	—	—	27,044
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	4,588	4,338	—	250
Total	70,223	40,929	—	29,294
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
Q1 FY25 FORM 10-Q | 20

Recurring Fair Value Measurements
Short-term Investments
Short-term investments primarily include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations. These securities are recorded at fair value.. Level 1 inputs include U.S. agency issued debt securities with active markets and money market funds. For these items, quoted current market prices are readily available. Level 2 inputs include corporate and municipal bonds measured using broker quotations that utilize observable market inputs.
During September 2021, the Company made a $100.0 million cornerstone investment in ADNOC Drilling in advance of its announced initial public offering, representing 159.7 million shares of ADNOC Drilling, equivalent to a one percent ownership stake and subject to a three-year lockup period. ADNOC Drilling’s initial public offering was completed on October 3, 2021, and its shares are listed and traded on the Abu Dhabi Securities Exchange. During September 2024, the three-year lockup period expired and the balance was reclassified to Short-term investments on our Unaudited Condensed Consolidated Balance Sheet.
During the three months ended December 31, 2024, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the three months ended December 31, 2024, we recognized a loss of $12.4 million on our Unaudited Condensed Consolidated Statements of Operations, related to this investment, of which $8.4 million is associated with the change in the fair value of the investment and $4.0 million relates to transaction fees associated with the sale of the securities. During the three months ended December 31, 2023, we recognized a loss of $10.4 million on our Unaudited Condensed Consolidated Statements of Operations as a result of the change in fair value of the investment. This investment was classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange, and was measured at fair value with any losses recorded within Loss on investment securities on our Unaudited Condensed Consolidated Statements of Operations.
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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Loss on investment securities on our Unaudited Condensed Consolidated Statements of Operations. Our shares received in this initial public offering were subject to a 180-day lockup period.
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage, operational involvement and role on the investee's board of directors. As of December 31, 2024, our combined equity ownership was approximately 7.2 percent representing 1.0 million common shares in Tamboran Corp. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three months ended December 31, 2024 and 2023, we recognized a gain (loss) of $(1.1) million and $6.3 million, respectively, recorded within Loss on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment.
Q1 FY25 FORM 10-Q | 21

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
As of December 31, 2024 and September 30, 2024, our net debt security investment in Galileo was $27.5 million and $27.0 million, respectively.
The significant unobservable inputs related to the valuation of our debt security investment with Galileo are subject to change based on changes in economic and market conditions. The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. Significant increases or decreases in the discount rate, risk-free rate, and equity volatility in isolation would result in a significantly lower or higher fair value measurement. It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values. During the three months ended December 31, 2024, there were no changes to the Level 3 unobservable significant inputs.
A majority of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended December 31,
(in thousands)	2024	2023
Assets at beginning of period	$29,294	$37,440
Accrued interest	455	433
Total losses:
Included in earnings	—	(5)
Assets at end of period	$29,749	$37,868
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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Three Months Ended December 31,
(in millions)	2024	2023
Assets at beginning of period	$30,090	$28,232
Purchases	646	291
Total gains:
Included in earnings	109	—
Assets at end of period	$30,845	$28,523
Q1 FY25 FORM 10-Q | 22

Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at December 31, 2024 and September 30, 2024.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at December 31, 2024 and September 30, 2024:

	December 31,	September 30,
(in millions)	2024	2024
Long-term debt, net
Carrying value	1,781.7	1,782.2
Fair value	1,666.5	1,702.9
The fair values of the long-term fixed-rate debt is based on broker quotes at December 31, 2024 and September 30, 2024. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.

NOTE 12 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2024, we had purchase commitments for equipment, parts and supplies of approximately $129.6 million.
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
Q1 FY25 FORM 10-Q | 23

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
•Depreciation and amortization
•Research and development
•Allocated general and administrative expenses
but excludes acquisition transaction costs, gain on reimbursement of drilling equipment, other gain (loss) on sale of assets, corporate selling, general and administrative costs, and corporate depreciation.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three months ended December 31, 2024 and 2023 is shown in the following tables:

	Three Months Ended December 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$597,923	$47,480	$29,210	$2,689	$—	$677,302
Intersegment	222	—	—	16,593	(16,815)	—
Total sales	598,145	47,480	29,210	19,282	(16,815)	677,302

Segment operating income (loss)	$151,994	$(15,170)	$3,505	$774	$102	$141,205

	Three Months Ended December 31, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Gulf of Mexico	Other	Eliminations	Total
External sales	$594,282	$54,752	$25,531	$2,582	$—	$677,147
Intersegment	—	—	—	15,226	(15,226)	—
Total sales	594,282	54,752	25,531	17,808	(15,226)	677,147

Segment operating income (loss)	$144,490	$5,423	$3,052	$(67)	$334	$153,232
Q1 FY25 FORM 10-Q | 24

The following table reconciles segment operating income per the tables above to income before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2024	2023
Segment operating income	$141,205	$153,232
Acquisition transaction costs	(10,535)	—
Gain on reimbursement of drilling equipment	9,403	7,494
Other gain (loss) on sale of assets	(1,673)	2,443
Corporate selling, general and administrative costs and corporate depreciation	(48,417)	(39,701)
Operating income	89,983	123,468
Other income (expense)
Interest and dividend income	21,741	10,734
Interest expense	(22,298)	(4,372)
Loss on investment securities	(13,367)	(4,034)
Other	360	(543)
Total unallocated amounts	(13,564)	1,785
Income before income taxes	$76,419	$125,253
The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	December 31, 2024	September 30, 2024
Total assets[1]
North America Solutions	$3,102,356	$3,225,410
International Solutions	806,521	685,833
Offshore Gulf of Mexico	69,542	73,119
Other	163,659	157,877
	4,142,078	4,142,239
Investments and corporate operations	1,674,543	1,639,659
	$5,816,621	$5,781,898
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2024	2023
Operating revenues
United States	$628,680	$621,617
Argentina	34,660	35,876
Bahrain	4,848	4,497
Australia	4,757	4,312
Saudi Arabia	3,231	—
Colombia	—	7,703
United Arab Emirates	—	2,365
Other foreign	1,126	777
Total	$677,302	$677,147
Refer to Note 8—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.
Q1 FY25 FORM 10-Q | 25

NOTE 14 SUBSEQUENT EVENTS
On January 16, 2025 (the “Closing Date”), H&P completed the Acquisition of KCA Deutag pursuant to the Purchase Agreement. H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. Of the $0.9 billion, approximately $80.0 million was deposited into a customary escrow on the Closing Date pending the resolution of certain potential tax obligations of KCA Deutag. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition as further described in Note 5—Debt. The cash consideration was funded through a combination of net proceeds from the Company’s September 2024 senior notes offering, net proceeds from the funding of the Company’s Term Loan Credit Agreement, cash on hand, and monetization of our investment in ADNOC Drilling.
The $1.1 billion repayment or redemption of certain KCA Deutag existing debt consisted of (a) the redemption in full of all of (i) KCA Deutag UK Finance PLC’s outstanding $500 million aggregate principal amount of 9.875% Senior Secured Notes due 2025, (ii) KCA Deutag UK Finance PLC’s outstanding $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2025 and (iii) KCA Deutag PIKCO PLC’s outstanding $272.2 million aggregate principal amount (which includes approximately $72.2 million of accrued and capitalized interest) of 15.0%/17.5% Payment-In-Kind Notes due 2027, and (b) the repayment of all of the (i) approximately $50 million of outstanding borrowings under KCA Deutag’s Senior Secured Guarantee and Revolving Credit Facilities provided by Barclays Bank plc and (ii) approximately $50 million of outstanding borrowings under KCA Deutag’s Senior Secured Revolving Credit Facilities provided by Deutsche Bank AG, in each case including, as applicable, the payment of all accrued and unpaid interest, premiums and fees in connection with each such redemption or repayment.
To date, the initial accounting for the Acquisition is incomplete. Due to the limited time since the Closing Date, it is impracticable for the Company to include business combination disclosures related to the Acquisition. The Company is still gathering the necessary information to provide such disclosures in future filings.
Effective January 16, 2025, and as a result of the Acquisition, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions.
Q1 FY25 FORM 10-Q | 26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology, and such statements include, but are not limited to, statements regarding the Acquisition (as defined herein) and the anticipated benefits; and impact of such transaction, the timing and terms of recommencement of suspended rigs related to the Acquisition, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions, many of which are beyond our control and any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

Factors that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements include, but are not limited to:
•our ability to achieve the strategic and other objectives relating to the Acquisition;
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
•the impact of federal, state and foreign legislative and regulatory actions and policies, affecting our costs and increasing operating restrictions or delay and other adverse impacts on our business;
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
Q1 FY25 FORM 10-Q | 27

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
Additional factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2024 Annual Report on Form 10‑K under Part I, Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements, express or implied, are expressly qualified in their entirety by such cautionary statements.
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

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2024, our drilling rig fleet included a total of 262 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 225 rigs, the International Solutions segment with 30 rigs, and the Offshore Gulf of Mexico segment with seven offshore platform rigs as of December 31, 2024. At the close of the first quarter of fiscal year 2025, we had 171 active contracted rigs, of which 103 were under a fixed-term contract and 68 were working well-to-well, compared to 170 contracted rigs at September 30, 2024. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times, volatile market conditions and to take advantage of future opportunities.

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
Based upon the current conducive pricing environment for crude oil and natural gas and the capital budgets established by our customers for calendar year 2025 and their desires to at least maintain current production levels, we expect the level of capital spending and activity in calendar year 2025 to be similar to that experienced in calendar year 2024. The overall demand for super-spec rigs in the U.S. remains relatively strong and while some readily available idle super-spec capacity exists in the market, it is not to a level that has materially impacted pricing as it could be quickly reabsorbed into the market. This supply-demand dynamic combined with the value proposition we provide our customers through our drilling expertise, high-quality FlexRig® fleet, and automation technology remains constructive for our underlying contract economics.
Q1 FY25 FORM 10-Q | 28

With regard to our North America Solutions segment, we believe the supply and demand dynamics surrounding our North America Solutions segment remain constructive for future activity and pricing levels. As such, during fiscal year 2025, we expect our rig activity to remain relatively stable absent any significant changes to commodity prices. The Company also intends to maintain its strategy around employing a fiscally prudent approach to deploying capital and prioritizing economic margins over rig utilization to remain intact.
Collectively, our other business segments, Offshore Gulf of Mexico and International Solutions, are exposed to the same macro commodity price environment affecting our North America Solutions segment; however, activity levels in the International Solutions segment are also subject to other various geopolitical and financial factors specific to the countries of our operations. During fiscal 2025, our operational presence in certain international markets, primarily the Middle East and the offshore management contract business, is expected to increase substantially due to the completion of the Acquisition. With the closing of the Acquisition, the Company's International Solutions segment contracted rig count is expected to increase to approximately 89 rigs from 20 contracted rigs as of December 31, 2024. Included in the contracted rigs acquired as part of the Acquisition are 12 rigs that have either temporarily suspended operations or been notified to suspend operations in Saudi Arabia due to a customer's desire to reduce their level of capital expenditures. The suspension of the operations of these rigs is expected to have an adverse impact on our International Solutions segment's operating results during fiscal 2025. Given the nature of these suspensions, we expect these rigs to re-commence operations during fiscal 2026, however, we have no assurances that such activity will occur on the anniversaries of the notices to suspend. Similarly, our Offshore Gulf of Mexico reportable segment, to be re-named Offshore Solutions subsequent to the Acquisition, is expected to increase its active management contract and rig count to approximately 37 from six as of December 31 ,2024. Current expectations are for activity and pricing in the International Solutions and Offshore Gulf of Mexico (Offshore Solutions) reportable segments to remain relatively stable post the completion of the Acquisition.

Recent Developments
International Revenue Contracts
In February 2024, the Company finalized the contractual terms with Saudi Aramco for a seven super-spec FlexRig® tender award for work in the Kingdom of Saudi Arabia. The rigs are being sourced from our idle super-spec rigs in the U.S., converted to walking configurations, and further equipped to suit contractual specifications. During the year ended September 30, 2024, we began mobilizing five super-spec rigs to the Kingdom of Saudi Arabia, while the remaining rigs mobilized during the three months ended December 31, 2024. We commenced operations in the first quarter of fiscal 2025.

KCA Deutag Acquisition
On January 16, 2025 (the “Closing Date”), H&P completed the Acquisition of KCA Deutag pursuant to the Purchase Agreement. H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. The cash consideration was funded through a combination of net proceeds from the Company’s September 2024 senior notes offering, net proceeds from the funding of the Company’s Term Loan Credit Agreement, cash on hand, and monetization of our investment in ADNOC Drilling.
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

Contract Backlog
As of December 31, 2024 and September 30, 2024, our contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $1.5 billion. These amounts do not include anticipated contract renewals or expected performance bonuses. Approximately 50.6 percent of the December 31, 2024 total backlog is reasonably expected to be fulfilled in fiscal year 2025.
Q1 FY25 FORM 10-Q | 29

The following table sets forth the total backlog by reportable segment as of December 31, 2024 and September 30, 2024, and the percentage of the December 31, 2024 backlog reasonably expected to be fulfilled in fiscal year 2025:

(in billions)	December 31, 2024	September 30, 2024	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025
North America Solutions	$0.7	$0.7	78.8%
International Solutions	0.8	0.8	26.9
Offshore Gulf of Mexico	—	—	—
	$1.5	$1.5
The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. In some limited circumstances, such as sustained unacceptable performance by us, no early termination payment would be paid to us. Early terminations could cause the actual amount of revenue earned to vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” and Item 1A—Risk Factors—"The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations. within our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.

Results of Operations for the Three Months Ended December 31, 2024 and 2023
Consolidated Results of Operations
Net Income We reported income of $54.8 million ($0.54 per diluted share) for the three months ended December 31, 2024 compared to income of $95.2 million ($0.94 per diluted share) for the three months ended December 31, 2023.
Operating Revenue Consolidated operating revenues were $677.3 million and $677.1 million for the three months ended December 31, 2024 and 2023, respectively.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $413.0 million and $404.4 million for the three months ended December 31, 2024 and 2023, respectively. The increase was primarily driven by start-up costs associated with our commencement of operations in Saudi Arabia.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $63.1 million during the three months ended December 31, 2024 compared to $56.6 million during the three months ended December 31, 2023. The increase was primarily due to a $3.3 million increase in labor and labor-related expenses and a $3.1 million increase in IT related expenses.
Acquisition Transaction Costs During the three months ended December 31, 2024, we recognized approximately $10.5 million in acquisition transaction costs associated with the acquisition of KCA Deutag. These non-recurring costs are primarily related to third-party legal, consulting and advisory services. See Note 9—Acquisition Transaction Costs for additional details related to the Acquisition.
Interest Expense Interest expenses were $22.3 million and $4.4 million for the three months ended December 31, 2024 and 2023, respectively. The increase was primarily driven by accrued interest associated with our September 2024 senior notes offering. See Note 5—Debt for additional details related to our debt agreements.
Loss on Investment Securities During the three months ended December 31, 2024, we recognized an aggregate loss of $13.4 million on investment securities. The aggregate loss is mainly comprised of a $12.4 million loss on our sale of equity securities in ADNOC Drilling, of which $8.4 million is associated with the change in the fair value of the investment and $4.0 million relates to transaction fees associated with the sale of the securities. Additionally, during the three months ended December 31, 2024, we recognized a $1.1 million loss on our equity investment in Tamboran Corp. as a result of a decrease in the fair market value of the stock. During the three months ended December 31, 2023, we recognized an aggregate loss of $4.0 million on investment securities. The loss was mainly comprised of a $10.4 million loss on our equity investment in ADNOC Drilling, partially offset against a $6.3 million gain on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks.
Income Taxes We recorded income tax expense of $21.6 million for the three months ended December 31, 2024 (which includes a discrete tax expense of $0.7 million related to equity compensation) compared to income tax expense of $30.1 million (which includes a discrete tax benefit of $0.9 million related to equity compensation) for the three months ended December 31, 2023. Our statutory federal income tax rate for fiscal year 2025 is 21.0 percent (before incremental state and foreign taxes).
Q1 FY25 FORM 10-Q | 30

North America Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$598,145	$594,282	0.7%
Direct operating expenses	332,602	338,208	(1.7)
Depreciation and amortization	88,336	87,019	1.5
Research and development	9,440	8,689	8.6
Selling, general and administrative expense	15,773	15,876	(0.6)
Segment operating income	$151,994	$144,490	5.2

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$265,543	$256,074	3.7
Revenue days[3]	13,708	13,711	—
Average active rigs[4]	149	149	—
Number of active rigs at the end of period[5]	148	151	(2.0)
Number of available rigs at the end of period	225	233	(3.4)
Reimbursements of "out-of-pocket" expenses	$68,426	$69,728	(1.9)
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
Operating Revenues Operating revenues were $598.1 million and $594.3 million in the three months ended December 31, 2024 and 2023, respectively. The increase in operating revenue was primarily due to higher average pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $332.6 million during the three months ended December 31, 2024 as compared to $338.2 million during the three months ended December 31, 2023. This decrease was primarily driven by a decrease in per revenue day labor and materials and supplies expense.
Depreciation and Amortization Expense Depreciation and amortization expense increased $1.3 million to $88.3 million during the three months ended December 31, 2024 as compared to $87.0 million during the three months ended December 31, 2023. The increase is reflective of higher capital expenditures over the last several years.
Q1 FY25 FORM 10-Q | 31

International Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$47,480	$54,752	(13.3)%
Direct operating expenses	55,114	44,519	23.8
Depreciation	4,828	2,334	106.9
Selling, general and administrative expense	2,708	2,476	9.4
Segment operating income (loss)	$(15,170)	$5,423	(379.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$(7,634)	$10,233	(174.6)
Revenue days[3]	1,689	1,173	44.0
Average active rigs[4]	18	13	38.5
Number of active rigs at the end of period[5]	20	12	66.7
Number of available rigs at the end of period	30	22	36.4
Reimbursements of "out-of-pocket" expenses	$2,119	$3,384	(37.4)
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
Operating Revenues Operating revenues were $47.5 million and $54.8 million in the three months ended December 31, 2024 and 2023, respectively. The $7.3 million decrease in operating revenues was primarily due to no revenue producing activities in Colombia and United Arab Emirates partially offset by the commencement of operations in Saudi Arabia during three months ended December 31, 2024.
Direct Operating Expenses Direct operating expenses increased to $55.1 million during the three months ended December 31, 2024 as compared to $44.5 million during the three months ended December 31, 2023. This increase was primarily driven by start-up costs associated with our commencement of operations in Saudi Arabia.
Q1 FY25 FORM 10-Q | 32

Offshore Gulf of Mexico

	Three Months Ended December 31,
(in thousands, except operating statistics)	2024	2023	% Change
Operating revenues	$29,210	$25,531	14.4%
Direct operating expenses	22,661	19,579	15.7
Depreciation	1,980	2,068	(4.3)
Selling, general and administrative expense	1,064	832	27.9
Segment operating income	$3,505	$3,052	14.8

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$6,549	$5,952	10.0
Revenue days[3]	276	289	(4.5)
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$7,225	$7,827	(7.7)
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
Operating Revenues Operating revenues were $29.2 million and $25.5 million in the three months ended December 31, 2024 and 2023, respectively. The $3.7 million increase in operating revenue was primarily due to higher pricing levels.
Direct Operating Expenses Direct operating expenses increased to $22.7 million during the three months ended December 31, 2024 as compared to $19.6 million during the three months ended December 31, 2023. This increase was primarily driven by a $3.1 million increase in labor and labor-related expenses.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2024	2023	% Change
Operating revenues	$19,282	$17,808	8.3%
Direct operating expenses	17,737	17,089	3.8
Depreciation	402	472	(14.8)
Selling, general and administrative expense	369	314	17.5
Operating income (loss)	$774	$(67)	1,255.2
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $19.3 million and $17.8 million during the three months ended December 31, 2024 and 2023, respectively, primarily consisted of $16.6 million and $15.2 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $17.7 million and $17.1 million during the three months ended December 31, 2024 and 2023, respectively, primarily consisted of $3.9 million and $3.5 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $10.5 million and $9.1 million, respectively, and medical stop loss expenses of $5.2 million and $4.1 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary.
Q1 FY25 FORM 10-Q | 33

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
Net working capital (defined as current assets less current liabilities) was $789.1 million and $745.1 million as of December 31, 2024 and September 30, 2024, respectively.
As of December 31, 2024, we had cash and cash equivalents of $391.2 million, restricted cash of $1.3 billion and short-term investments of $135.3 million. Our cash flows for the three months ended December 31, 2024, and 2023 are presented below:

	Three Months Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$158,358	$174,798
Investing activities	52,651	(113,067)
Financing activities	(33,150)	(98,728)
Net increase (decrease) in cash and cash equivalents and restricted cash	$177,859	$(36,997)
Operating Activities
Cash flows provided by operating activities were approximately $158.4 million and $174.8 million for the three months ended December 31, 2024 and 2023, respectively. The change in cash provided by operating activities is primarily driven by start-up costs associated with our commencement of our operations in Saudi Arabia.
Investing Activities
Capital Expenditures Our capital expenditures during the three months ended December 31, 2024 were $106.5 million compared to $136.4 million during the three months ended December 31, 2023. The decrease in capital expenditures is driven by the timing of procurement associated with equipment overhauls and certain long-term projects including skidding to walking rig conversions.
Net Sales of Short-Term Investments Our net sales of short-term investments during the three months ended December 31, 2024 were $147.0 million compared to net sales of $11.7 million during the three months ended December 31, 2023. The change in activity is primarily driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management.
Q1 FY25 FORM 10-Q | 34

Sale of Assets Our proceeds from asset sales during the three months ended December 31, 2024 were $12.1 million compared to proceeds of $11.9 million during the three months ended December 31, 2023. The increase in proceeds is mainly driven by higher rig activity which drives higher reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid a cash dividend of $0.25 per share during the three months ended December 31, 2024. Comparatively, during the three months ended December 31, 2023, we paid cash dividends of $0.42 per share, comprising of a base cash dividend of $0.25 and a supplemental cash dividend of $0.17. Total dividends paid were $25.0 million and $42.3 million during the three months ended December 31, 2024 and 2023, respectively.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three months ended December 31, 2024. We repurchased 1.3 million common shares at an aggregate cost of $47.7 million, including excise tax of $0.3 million during the three months ended December 31, 2023.
Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, comprised of the following tranches (collectively, the "Notes"): $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2025.
On January 16, 2025, H&P completed the Acquisition, and the Company used the net proceeds of the Notes, together with the proceeds of its term loan credit agreement (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events. The net proceeds reduced the commitments under the Company’s Bridge Loan Facility (discussed herein) for purposes of financing the Acquisition.
In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the "Registration Rights Agreement'), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to: (i) file a registration statement (the “Exchange Offer Registration Statement”) with the SEC to register an offer to exchange each series of the Notes for freely tradable notes having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”); (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act not later than the later of (x) the 30th day following the Company’s filing of a Current Report on Form 8-K or an amendment thereto including the financial statements of KCA Deutag and pro forma financial information related to the Company’s acquisition of KCA Deutag required by Items 9.01(a) and 9.01(b) of Form 8-K (the “KCA Deutag Financials Form 8-K”) and (y) June 16, 2025; and (iii) use commercially reasonable efforts to cause the Registered Exchange Offer to be completed not later than the later of (x) the 60th day following the Company’s filing of the KCA Deutag Financials Form 8-K and (y) July 14, 2025 (the “Exchange Offer Closing Deadline”), subject to certain limitations.
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
Q1 FY25 FORM 10-Q | 35

Senior Notes Issued in Fiscal Year 2021
On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent senior notes due 2031 ("the 2031 Notes") in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into a unsecured term loan credit agreement (the "Term Loan Credit Agreement"), dated as of August 14, 2024, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. Under the Term Loan Credit Agreement, the Company may obtain unsecured term loans in a single delayed draw in an aggregate principal amount up to $400.0 million, which reduced the commitments under the Company's Bridge Loan Facility (discussed herein) for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2024, the spread over SOFR would have been 1.375 percent had borrowings been outstanding under the Term Loan Credit Agreement and commitment fees would have been 0.175 percent.
The funding of the term loans had not occurred as of December 31, 2024. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of the Notes and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events.
Revolving Credit Facility
On August 14, 2024, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with the lenders party thereto (the "Revolving Credit Agreement Lenders"), the issuing lenders party thereto and Wells Fargo, National Association ("Wells Fargo") as administrative agent, swing line lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
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
Q1 FY25 FORM 10-Q | 36

The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2024, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2024, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of December 31, 2024, we had $160.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $160.0 million, $47.2 million was outstanding as of December 31, 2024. Separately, we had $5.0 million in standby letters of credit and bank guarantees outstanding. In total, we had $52.2 million outstanding as of December 31, 2024.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2024, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2025 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. As of December 31, 2024, our indebtedness under our unsecured senior notes totaled $1.8 billion and comprised with the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034.
As of December 31, 2024, we had a $485.7 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
As of December 31, 2024, we have recorded unrecognized tax benefits and related interest and penalties of approximately $0.6 million.
Subsequent to December 31, 2024, we drew $400.0 million from the Term Loan Credit Agreement and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the sale of the Notes and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. We utilized approximately $2.0 billion of cash, cash equivalents, and restricted cash to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 14—Subsequent Events. .

Material Commitments
Material commitments as reported in our 2024 Annual Report on Form 10-K have not changed significantly as of December 31, 2024, other than those disclosed in Note 12—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.
Q1 FY25 FORM 10-Q | 37

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2024 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates.

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

	Three Months Ended
	December 31,	December 31,
(in thousands)	2024	2023
NORTH AMERICA SOLUTIONS
Segment operating income	$151,994	$144,490
Add back:
Depreciation and amortization	88,336	87,019
Research and development	9,440	8,689
Selling, general and administrative expense	15,773	15,876
Direct margin (Non-GAAP)	$265,543	$256,074

INTERNATIONAL SOLUTIONS
Segment operating income (loss)	$(15,170)	$5,423
Add back:
Depreciation and amortization	4,828	2,334
Selling, general and administrative expense	2,708	2,476
Direct margin (Non-GAAP)	$(7,634)	$10,233

OFFSHORE GULF OF MEXICO
Segment operating income	$3,505	$3,052
Add back:
Depreciation and amortization	1,980	2,068
Selling, general and administrative expense	1,064	832
Direct margin (Non-GAAP)	$6,549	$5,952
Q1 FY25 FORM 10-Q | 38

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
•Note 11—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference; and
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K filed with the SEC on November 13, 2024.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2024 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
On December 26, 2024, Michael Lennox, Senior Vice President, Americas Operations of Helmerich & Payne International Drilling Co., adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 30,400 shares of Company common stock between March 27, 2025 and December 5, 2025, subject to certain conditions, 8,400 of which shares are to be acquired upon the exercise of employee stock options.
Q1 FY25 FORM 10-Q | 39

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
10.1
Deed of Amendment, dated December 20, 2024, to the Sale and Purchase Agreement, dated July 25, 2024, among Helmerich & Payne, Inc., the Majority Sellers named therein, the Management Seller named therein, Ocorian Limited, HP Global Holdings Limited and KCA Deutag International Limited (incorporated herein by reference to Exhibit 2.2 of the Company’s Form 8-K filed on January 16, 2025, SEC File No. 001-04221).

10.2	Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan.
10.3	Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan.
10.4	Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan applicable to employees.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2024, filed on February 5, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q1 FY25 FORM 10-Q | 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 5, 2025	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	February 5, 2025	By:	/S/ J. KEVIN VANN
J. Kevin Vann Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q1 FY25 FORM 10-Q | 41